Form 10-K
period 2009-12-31
LOEWS CORP
filed 2010-02-24
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,943,000,000.

As of February 12, 2010, there were 422,433,635 shares of Loews common stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2010 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON

FORM 10-K FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2009

Item No.	PART I	Page No.

1	Business	3
	CNA Financial Corporation	3
	Diamond Offshore Drilling, Inc.	8
	HighMount Exploration & Production LLC	11
	Boardwalk Pipeline Partners, LP	16
	Loews Hotels Holding Corporation	19
	Available Information	21
1A	Risk Factors	21
1B	Unresolved Staff Comments	49
2	Properties	49
3	Legal Proceedings	49
4	Submission of Matters to a Vote of Security Holders	50
	Executive Officers of the Registrant	50

PART II

5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50
	Management’s Report on Internal Control Over Financial Reporting	53
	Reports of Independent Registered Public Accounting Firm	54
6	Selected Financial Data	56
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
7A	Quantitative and Qualitative Disclosures about Market Risk	106
8	Financial Statements and Supplementary Data	111
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	197
9A	Controls and Procedures	197
9B	Other Information	197

PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

PART IV

15	Exhibits and Financial Statement Schedules	198

PART I

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation, a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC, a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP, a 67% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

Please read information relating to our major business segments from which we derive revenue and income contained in Note 22 of the Notes to Consolidated Financial Statements, included under Item 8.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and The Continental Insurance Company (“CIC”), organized in 1853, and its affiliates. CIC became a subsidiary of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). CNA accounted for 60.0%, 58.9% and 69.1% of our consolidated total revenue for the years ended December 31, 2009, 2008 and 2007.

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

CNA’s core business, commercial property and casualty insurance operations, is reported in two business segments: CNA Specialty and CNA Commercial. CNA’s non-core operations are managed in two business segments: Life & Group Non-Core and Other Insurance. Each segment is managed separately due to differences in their product lines and markets.

CNA’s property and casualty field structure consists of 41 branch locations across the country organized into 6 zones. The centralized processing operation for small and middle-market customers, located in Maitland, Florida, handles policy processing, billing and collection activities, and also acts as a call center to optimize customer service. The claims structure consists of a centralized claim center designed to efficiently handle the high volume of low severity claims including property damage, liability, and workers’ compensation medical only claims, and 14 principal claim office locations around the country handling the more complex claims.

CNA Specialty

CNA Specialty provides professional liability and other coverages through property and casualty products and services, both domestically and abroad, through a network of brokers, managing general underwriters and independent

Item 1. Business

CNA Financial Corporation – (Continued)

agencies. CNA Specialty provides solutions for managing the risks of its clients, including architects, lawyers, accountants, healthcare professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds and vehicle warranty services.

CNA Specialty includes the following business groups:

Professional & Management Liability:  Professional & Management liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages, primarily in the United States. This group provides professional liability coverages to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. Professional & Management Liability also provides Directors and Officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations, where tailored products for this client segment are offered. Products within Professional & Management Liability are distributed through brokers, agents and managing general underwriters.

Professional & Management Liability, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products include professional liability and associated standard property and casualty coverages, and are distributed on a national basis through brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, life sciences, dental professionals and mid-size and large healthcare facilities.

International:  International provides similar management and professional liability insurance and other specialized property and casualty coverages in Canada and Europe.

Surety:  Surety consists primarily of CNA Surety Corporation (“CNA Surety”) and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 62% of CNA Surety.

Warranty and Alternative Risks:  Warranty and Alternative Risks provides extended service contracts and related products that protect individuals from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and portable electronic communication devices. These products are distributed through and administered by CNA’s wholly owned subsidiary, CNA National Warranty Corporation, or through a third party administrator.

CNA Commercial

CNA Commercial works with an independent agency distribution system and a network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses and organizations. Property products include standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

These property and casualty products are offered as part of CNA’s Commercial, Business and International insurance groups. CNA’s Business insurance group serves its smaller commercial accounts and the Commercial insurance group serves CNA’s middle markets and its larger risks. In addition, CNA Commercial provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly owned subsidiary, CNA ClaimPlus, Inc., a third party administrator. The International insurance group primarily consists of the commercial product lines of CNA’s operations in Europe, Canada, Latin America and Hawaii.

Also included in CNA Commercial is CNA Select Risk (“Select Risk”), which includes CNA’s excess and surplus lines coverages. Select Risk provides specialized insurance for selected commercial risks on both an individual customer and program basis. Customers insured by Select Risk are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. Select Risk’s products are distributed throughout the United States through specialist producers, program agents and brokers.

Item 1. Business

CNA Financial Corporation – (Continued)

Life & Group Non-Core

The Life & Group Non-Core segment primarily includes the results of the life and group lines of business that are in run-off. CNA continues to service its existing individual long term care commitments, its payout annuity business and its pension deposit business. CNA also retains a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. CNA’s group long term care business, while considered non-core, continues to be actively marketed. During 2008, CNA exited the indexed group annuity portion of its pension deposit business.

Other Insurance

Other Insurance includes certain CNA corporate expenses, including interest on CNA corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of asbestos and environmental pollution (“A&E”) claims.

Please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations by Business Segment – CNA Financial” for information with respect to each segment.

The following table displays the distribution of CNA’s direct written premiums by geographic concentration.

Year Ended December 31	2009	2008	2007

California	9.1%	9.2%	9.5%
New York	6.8	6.9	7.0
Texas	6.6	6.2	6.1
Florida	6.2	6.5	7.5
Illinois	3.8	3.8	3.8
New Jersey	3.7	3.8	3.7
Missouri	3.6	3.1	2.9
Pennsylvania	3.2	3.3	3.4
All other states, countries or political subdivisions (a)	57.0	57.2	56.1

	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of direct written premiums.

Approximately 7.0%, 7.4% and 6.9% of CNA’s direct written premiums were derived from outside of the United States for the years ended December 31, 2009, 2008 and 2007. Premiums from any individual foreign country were not significant.

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

Item 1. Business

CNA Financial Corporation – (Continued)

The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The development amounts in the table below include the impact of commutations, but exclude the impact of the provision for uncollectible reinsurance.

	Schedule of Loss Reserve Development
Year Ended December 31	1999(a)	2000	2001(b)	2002(c)	2003	2004	2005	2006	2007	2008	2009
(In millions of dollars)

Originally reported gross reserves for unpaid claim and claim adjustment expenses	26,850	26,510	29,649	25,719	31,284	31,204	30,694	29,459	28,415	27,475	26,712
Originally reported ceded recoverable	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945	6,213	5,524

Originally reported net reserves for unpaid claim and claim adjustment expenses	20,759	19,177	17,946	15,229	17,437	17,522	20,256	21,381	21,470	21,262	21,188

Cumulative net paid as of:
One year later	6,547	7,686	5,981	5,373	4,382	2,651	3,442	4,436	4,308	3,930	-
Two years later	11,937	11,992	10,355	8,768	6,104	4,963	7,022	7,676	7,127	-	-
Three years later	15,256	15,291	12,954	9,747	7,780	7,825	9,620	9,822	-	-	-
Four years later	18,151	17,333	13,244	10,870	10,085	9,914	11,289	-	-	-	-
Five years later	19,686	17,775	13,922	12,814	11,834	11,261	-	-	-	-	-
Six years later	20,206	18,970	15,493	14,320	12,988	-	-	-	-	-	-
Seven years later	21,231	20,297	16,769	15,291	-	-	-	-	-	-	-
Eight years later	22,373	21,382	17,668	-	-	-	-	-	-	-	-
Nine years later	23,276	22,187	-	-	-	-	-	-	-	-	-
Ten years later	23,992	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	20,759	19,177	17,946	15,229	17,437	17,522	20,256	21,381	21,470	21,262	21,188
One year later	21,163	21,502	17,980	17,650	17,671	18,513	20,588	21,601	21,463	21,021	-
Two years later	23,217	21,555	20,533	18,248	19,120	19,044	20,975	21,706	21,259	-	-
Three years later	23,081	24,058	21,109	19,814	19,760	19,631	21,408	21,609	-	-	-
Four years later	25,590	24,587	22,547	20,384	20,425	20,212	21,432	-	-	-	-
Five years later	26,000	25,594	22,983	21,076	21,060	20,301	-	-	-	-	-
Six years later	26,625	26,023	23,603	21,769	21,217	-	-	-	-	-	-
Seven years later	27,009	26,585	24,267	21,974	-	-	-	-	-	-	-
Eight years later	27,541	27,207	24,548	-	-	-	-	-	-	-	-
Nine years later	28,035	27,510	-	-	-	-	-	-	-	-	-
Ten years later	28,352	-	-	-	-	-	-	-	-	-	-

Total net (deficiency) redundancy	(7,593)	(8,333)	(6,602)	(6,745)	(3,780)	(2,779)	(1,176)	(228)	211	241	-

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	28,352	27,510	24,548	21,974	21,217	20,301	21,432	21,609	21,259	21,021	-
Re-estimated ceded recoverable	10,511	11,277	16,756	16,107	14,468	13,349	10,727	8,444	7,113	6,101	-

Total gross re-estimated reserves	38,863	38,787	41,304	38,081	35,685	33,650	32,159	30,053	28,372	27,122	-

Total gross (deficiency) redundancy	$(12,013)	$(12,277)	$(11,655)	$(12,362)	$(4,401)	$(2,446)	$(1,465)	$(594)	$43	$353	-

Net (deficiency) redundancy related to:
Asbestos claims	(1,655)	(1,590)	(818)	(827)	(177)	(123)	(113)	(112)	(107)	(79)	-
Environmental claims	(691)	(635)	(288)	(282)	(209)	(209)	(159)	(159)	(159)	(76)	-

Total asbestos and environmental	(2,346)	(2,225)	(1,106)	(1,109)	(386)	(332)	(272)	(271)	(266)	(155)	-
Other claims	(5,247)	(6,108)	(5,496)	(5,636)	(3,394)	(2,447)	(904)	43	477	396	-

Total net (deficiency) redundancy	(7,593)	(8,333)	(6,602)	(6,745)	(3,780)	(2,779)	(1,176)	(228)	211	241	-

(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 as of December 31, 1999.
(b)

Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (“CNAGLA”). Further, on January 1, 2001 $1,055 of reserves were transferred from CCC to CNAGLA.

(c)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited. As a result of the sale, net reserves were reduced by $1,316.

Item 1. Business

CNA Financial Corporation – (Continued)

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

Investments

Please read Item 7, MD&A – Investments and Notes 1, 3, 4 and 5 of the Notes to Consolidated Financial Statements, included under Item 8.

Other

Competition:  The property and casualty insurance industry is highly competitive both as to rate and service. CNA competes with stock and mutual insurance companies, reinsurance companies and other entities for both producers and customers. CNA must continuously allocate resources to refine and improve its insurance products and services.

Rates among insurers vary according to the types of insurers and methods of operation. CNA competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, ratings and quality of service, including claim adjustment services.

There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. Based on 2008 statutory net written premiums, CNA is the seventh largest commercial insurance writer and the thirteenth largest property and casualty insurance organization in the United States.

Regulation:  The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports, and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payment.

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

Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of tort reform. Even though there has been some tort reform success, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders. For example, some state legislatures are considering legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting and rating are expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.

        Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal financial services reform; federal regulation of insurance; various tax proposals affecting insurance companies;

Item 1. Business

CNA Financial Corporation – (Continued)

and possible regulatory limitations, impositions and restrictions arising from the Emergency Economic Stabilization Act of 2008.

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

Location	Size (square feet)	Principal Usage

333 S. Wabash Avenue Chicago, Illinois	803,728	Principal executive offices of CNA
401 Penn Street Reading, Pennsylvania	171,318	Property and casualty insurance offices
2405 Lucien Way Maitland, Florida	121,959	Property and casualty insurance offices
40 Wall Street New York, New York	107,927	Property and casualty insurance offices
1100 Ward Avenue Honolulu, Hawaii	104,478	Property and casualty insurance offices
101 S. Phillips Avenue Sioux Falls, South Dakota	83,616	Property and casualty insurance offices
600 N. Pearl Street Dallas, Texas	70,790	Property and casualty insurance offices
675 Placentia Avenue Brea, California	63,538	Property and casualty insurance offices
1249 S. River Road Cranbury, New Jersey	56,100	Property and casualty insurance offices
4267 Meridian Parkway Aurora, Illinois	46,903	Data center

CNA leases its office space described above except for the Chicago, Illinois building, the Reading, Pennsylvania building, and the Aurora, Illinois building, which are owned.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (“Diamond Offshore”), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore owns 47 offshore rigs. Diamond Offshore accounted for 25.9%, 26.3% and 18.3% of our consolidated total revenue for the years ended December 31, 2009, 2008 and 2007.

Diamond Offshore owns and operates 32 semisubmersible rigs, consisting of 13 high specification and 19 intermediate rigs. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersible rigs are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersible rigs can also be held in position through the use of a computer controlled thruster (“dynamic-positioning”) system to maintain the rig’s position over a drillsite. Five semisubmersible rigs in Diamond Offshore’s fleet have this capability.

        Diamond Offshore’s high specification semisubmersible rigs are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features, as compared to intermediate semisubmersible rigs. As of January 25, 2010, seven of the 13 high specification semisubmersible rigs, including the recently acquired Ocean Courage, were located in the U.S. Gulf of Mexico (“GOM”). At that date Diamond Offshore had two high specification semisubmersible rigs operating offshore Brazil, while a third was en route to Brazil from the GOM. Of

Item 1. Business

Diamond Offshore Drilling, Inc. – (Continued)

Diamond Offshore’s remaining high specification semisubmersible rigs, one was located offshore each of Malaysia and Angola, while the final rig, the Ocean Valor, was completing its commissioning in Singapore.

Diamond Offshore’s intermediate semisubmersible rigs generally work in maximum water depths up to 4,000 feet. As of January 25, 2010, Diamond Offshore had 19 intermediate semisubmersible rigs in various locations around the world. Seven of these semisubmersible rigs were operating offshore Brazil and an eighth unit was en route to Brazil; three were located in the North Sea; two each were located offshore Australia and offshore Mexico; one was located in the GOM and one offshore Vietnam. One unit was en route to the Falkland Islands, and the final intermediate semisubmersible rig, the Ocean Bounty, was in the process of being cold stacked in Malaysia.

Diamond Offshore has one high specification drillship, the Ocean Clipper, which was located offshore Brazil as of January 25, 2010. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deepwater drillships compete in many of the same markets as do high specification semisubmersible rigs.

Diamond Offshore has 14 jack-up drilling rigs. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Diamond Offshore’s jack-up rigs are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig’s legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues with the legs penetrating the seabed until resistance is sufficient to elevate the hull above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

As of January 25, 2010, six of Diamond Offshore’s 14 jack-up rigs were located in the GOM and a seventh rig, the Ocean Scepter, was en route from Uruguay for a six-well drilling program in the GOM. Four of those rigs are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Diamond Offshore cold-stacked the three mat-supported jack-up rigs located in the GOM during the second quarter of 2009 and is no longer actively marketing these drilling units. Of Diamond Offshore’s seven remaining jack-up rigs, all of which are independent-leg cantilevered units, two each were located offshore Egypt and Mexico, and one was located offshore each of Indonesia, Croatia and the Joint Petroleum Development Area between Australia and Timor Leste.

Diamond Offshore’s long-term strategy has been to economically upgrade its fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersible rigs, in order to maximize the utilization of, and dayrates earned by, the rigs in its fleet. In addition, excluding Diamond Offshore’s two new deepwater floaters acquired in 2009, it has, since 1995, increased the number of its rigs capable of operating in 3,500 feet or more of water from three rigs to 14 (11 of which are high specification units), primarily by upgrading its existing fleet. Seven of these upgrades were to Diamond Offshore’s Victory-class semisubmersible rigs, the design of which is well-suited for significant upgrade projects. Diamond Offshore has two additional Victory-class intermediate semisubmersible rigs that could potentially be upgraded at some time in the future. During 2009, Diamond Offshore acquired two newbuild deepwater, semisubmersible, dynamically positioned drilling rigs, the Ocean Courage (June 2009) and the Ocean Valor (September 2009). The Ocean Courage is completing its commissioning and preparing for its first contract in the GOM, which is expected to begin in the first quarter of 2010. Commissioning of the Ocean Valor is expected to be completed in Singapore in the first quarter of 2010.

Item 1. Business

Diamond Offshore Drilling, Inc. – (Continued)

Markets:  The principal markets for Diamond Offshore’s contract drilling services are the following:

•	the Gulf of Mexico, including the U.S. and Mexico;

•	South America, principally in Brazil;

•	Europe, principally in the United Kingdom, or U.K., and Norway;

•	the Mediterranean Basin, including Egypt;

•	Africa, currently in Angola;

•	Australia and Asia, including Malaysia, Indonesia and Vietnam; and

•	the Middle East, including Kuwait, Qatar and Saudi Arabia.

Diamond Offshore actively markets its rigs worldwide. From time to time Diamond Offshore’s fleet operates in various other markets throughout the world as the market demands.

Diamond Offshore believes its presence in multiple markets is valuable in many respects. For example, Diamond Offshore believes that its experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and other international areas in which Diamond Offshore operates, while production experience it has gained through Brazilian and North Sea operations has potential application worldwide. Additionally, Diamond Offshore believes its performance for a customer in one market segment or area enables it to better understand that customer’s needs and better serve that customer in different market segments or other geographic locations.

Diamond Offshore’s contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore typically obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays operating expenses of the rig, including wages and the cost of incidental supplies. Historically, dayrate contracts have accounted for the majority of Diamond Offshore’s revenues. In addition, from time to time, Diamond Offshore’s dayrate contracts may also provide for the ability to earn an incentive bonus from its customer based upon performance.

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells, which Diamond Offshore refers to as a well-to-well contract, or a fixed term, which Diamond Offshore refers to as a term contract, and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party to the contract. In addition, certain of Diamond Offshore’s contracts permit the customer to terminate the contract early by giving notice, and in most circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally at competitive market rates and mutually agreeable terms at the time of the extension.

Customers:  Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2009, Diamond Offshore performed services for 47 different customers and for 49 different customers each during 2008 and 2007. During 2009, 2008 and 2007, one of Diamond Offshore’s two customers in Brazil, Petróleo Brasileiro S.A., or Petrobras, (a Brazilian multinational energy company that is majority-owned by the Brazilian government) accounted for 15%, 13% and 9% of Diamond Offshore’s annual total consolidated revenues. No other customer accounted for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2009 and 2008, nor did any single customer account for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2007.

Item 1. Business

Diamond Offshore Drilling, Inc. – (Continued)

Brazil is the most active floater market in the world today. The greatest concentration of Diamond Offshore’s operating assets outside the United States is offshore Brazil, where 12 rigs in its fleet are either currently working or contracted to work during 2010. Diamond Offshore’s contract backlog attributable to its expected operations offshore Brazil is $1.1 billion, $1.1 billion and $867.0 million for the years 2010, 2011 and 2012, and $1.2 billion in the aggregate for the years 2013 to 2016. Please see MD&A under Item 7 for additional information.

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

The offshore contract drilling industry is influenced by a number of factors, including global economies and demand for oil and natural gas, current and anticipated prices of oil and natural gas, expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs.

Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job. Customers may also consider rig availability and location, a drilling contractor’s operational and safety performance record, and condition and suitability of equipment. Diamond Offshore believes it competes favorably with respect to these factors.

Governmental Regulation:  Diamond Offshore’s operations are subject to numerous international, U.S., state and local laws and regulations that relate directly or indirectly to its operations, including regulations controlling the discharge of materials into the environment, requiring removal and clean-up under some circumstances, or otherwise relating to the protection of the environment, and may include laws or regulations pertaining to climate change, carbon emissions or energy use.

Operations Outside the United States:  Diamond Offshore’s operations outside the U.S. accounted for approximately 66%, 59% and 50% of its total consolidated revenues for the years ended December 31, 2009, 2008 and 2007.

Properties: Diamond Offshore owns an eight-story office building containing approximately 182,000-net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where its corporate headquarters is located, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations and two buildings totaling 65,000 square feet and 11 acres of land in Macae, Brazil, for its South American operations. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Norway, the Netherlands, Malaysia, Singapore, Egypt, Angola, Vietnam and Mexico to support its offshore drilling operations.

HIGHMOUNT EXPLORATION & PRODUCTION LLC

HighMount is engaged in the exploration, production and marketing of natural gas, NGLs (predominantly ethane and propane) and, to a small extent, oil, primarily in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. HighMount holds interests in developed and undeveloped acreage, wellbores and well facilities, which generally take the form of working interests in leases that have varying terms. HighMount’s interests in these properties are, in many cases, held jointly with third parties and may be subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements with other parties as is customary in the oil and gas industry. HighMount also owns or has interests in gathering systems which transport natural gas and NGLs, principally from its producing wells, to processing plants and pipelines owned by third parties. HighMount accounted for 4.4%, 5.8% and 2.1% of our consolidated total revenue for the years ended December 31, 2009, 2008 and 2007.

Item 1. Business

HighMount Exploration & Production LLC – (Continued)

We use the following terms throughout this discussion of HighMount’s business, with “equivalent” volumes computed with oil and natural gas liquid (“NGL”) quantities converted to Mcf, on an energy equivalent ratio of one barrel to six Mcf:

Average price	-

Average price during the twelve-month period, prior to the date of the estimate, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements with customers, excluding escalations based upon future conditions

Bbl	-	Barrel (of oil or NGLs)
Bcf	-	Billion cubic feet (of natural gas)
Bcfe	-	Billion cubic feet of natural gas equivalent
Developed acreage	-	Acreage assignable to productive wells
Mcf	-	Thousand cubic feet (of natural gas)
Mcfe	-	Thousand cubic feet of natural gas equivalent
MMBbl	-	Million barrels (of oil or NGLs)
MMBtu	-	Million British thermal units
MMcf	-	Million cubic feet (of natural gas)
MMcfe	-	Million cubic feet of natural gas equivalent
Productive wells	-	Producing wells and wells mechanically capable of production
Proved reserves	-

Quantities of natural gas, NGLs and oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be recoverable in the future from known reservoirs under existing economic conditions, operating methods and government regulations

Proved developed reserves	-	Proved reserves which can be expected to be recovered through existing wells with existing equipment, infrastructure and operating methods
Proved undeveloped reserves	-	Proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required
Tcf	-	Trillion cubic feet (of natural gas)
Tcfe	-	Trillion cubic feet of natural gas equivalent
Undeveloped acreage	-	Leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas

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

As of December 31, 2009, HighMount owned 2.0 Tcfe of net proved reserves, of which 80.5% were classified as proved developed reserves. HighMount’s estimated total proved reserves consist of 1.5 Tcf of natural gas, 70.1 MMBbls of NGLs, and 3.7 MMBbls of oil and condensate. HighMount produced approximately 271 MMcfe per day of natural gas, NGLs and oil during 2009. HighMount holds leasehold or drilling rights in 1.0 million net acres, of which 0.6 million is developed acreage and the balance is held for future exploration and development drilling opportunities. HighMount participated in the drilling of 159 wells during 2009, of which 154 (or 96.9%) are productive wells.

Reserves:  HighMount’s reserves disclosed in this Report represent its share of reserves based on its net revenue interest in each property. Estimated reserves as of December 31, 2009 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (“SEC”) guidelines.

HighMount implements various internal controls to assure objectivity of the reserve estimation process. The main internal controls include (a) detailed reviews of reserve-related information at various levels of the organization – Asset Management, Division Management, Corporate Engineering and Executive Management, (b) reserve audit performed by an independent third party reserve auditor, (c) segregation of duties and (d) system reconciliation or automated interface between various systems used in the reserve estimation process.

Item 1. Business

HighMount Exploration & Production LLC – (Continued)

HighMount employs a team of reservoir engineers that specialize in each of HighMount’s three basins. HighMount’s lead evaluator has over thirty years of oil and gas engineering experience, twelve of those in the reservoir discipline and has a registered professional engineering license from the State of Oklahoma.

Ryder Scott Company, L.P., an independent third party petroleum engineering consulting firm, has audited HighMount’s reserve estimates in accordance with the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. Ryder Scott’s lead reservoir engineer responsible for the reserve audit has more than thirty years of experience in the field of estimation and evaluation of petroleum reserves and resources. He has the professional qualifications of a Reserve Estimator and a Reserve Auditor set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. He earned a Bachelor of Science degree in Chemical Engineering at the University of Notre Dame in 1975 and a Masters of Business Administration at the University of Texas at Austin in 1998. He is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers, the Texas Independent Producers and Royalty Owners Association, and the Houston’s Producers Forum.

The following table sets forth HighMount’s proved reserves at December 31, 2009, based on average 2009 prices of $3.87 per MMBtu for natural gas, $31.73 per Bbl for NGLs and $61.18 per Bbl for oil.

	Natural Gas (MMcf)	NGLs (Bbls)	Oil (Bbls)	Natural Gas Equivalents (MMcfe)

Proved developed
Permian Basin	942,639	55,198,202	2,706,258	1,290,066
Antrim Shale	188,327		226,598	189,686
Black Warrior Basin	100,164		96,138	100,741
Proved undeveloped
Permian Basin	242,046	14,905,936	704,698	335,710
Antrim Shale	39,422			39,422
Black Warrior Basin	8,710			8,710

Total proved	1,521,308	70,104,138	3,733,692	1,964,335

During 2009, natural gas prices decreased significantly from their 2008 levels due largely to increased onshore natural gas production, plentiful levels of working gas in storage and reduced demand. At the same time, drilling costs remained relatively high during the first and second quarter of 2009. The impact of these developments was a reduction of HighMount’s proved reserves by 181.1 Bcfe, that included a reduction of proved undeveloped reserves of 115.4 Bcfe. During 2009, HighMount converted 20.8 Bcfe from proved undeveloped reserves to proved developed reserves by drilling 63 gross proved undeveloped wells. HighMount spent $27 million to drill and complete these wells. During 2009, HighMount added 8.9 Bcfe to its proved undeveloped reserves as a result of its development drilling.

Estimated net quantities of proved natural gas and oil (including condensate and NGLs) reserves at December 31, 2009, 2008 and 2007 and changes in the reserves during 2009, 2008 and 2007 are shown in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

HighMount’s properties typically have relatively long reserve lives, high well completion success rates and predictable production profiles. Based on December 31, 2009 proved reserves and HighMount’s average production from these properties during 2009, the average reserve-to-production index of HighMount’s proved reserves is 20 years.

In order to replenish reserves as they are depleted by production, and to increase reserves, HighMount further develops its existing acreage by drilling new wells and, where available, employing new technologies and drilling strategies designed to enhance production from existing wells. HighMount seeks to opportunistically acquire additional acreage in its core areas of operation, as well as other locations where its management has identified an opportunity.

Item 1. Business

HighMount Exploration & Production LLC – (Continued)

During the years ended December 31, 2009, 2008 and 2007, HighMount engaged in the drilling activity presented in the following table. All wells drilled during 2009, 2008 and 2007 disclosed in the table below were development wells.

Year Ended December 31	2009		2008		2007 (a)
	Gross	Net	Gross	Net	Gross	Net

Productive Wells
Permian Basin	100	98.5	369	363.5	196	191.5
Antrim Shale	35	15.1	59	22.7	5	3.7
Black Warrior Basin	19	17.1	61	42.9	35	24.5

Total Productive Wells	154	130.7	489	429.1	236	219.7

Dry Wells
Permian Basin	5	5.0	9	9.0	6	6.0

Total Dry Wells	5	5.0	9	9.0	6	6.0

Total Completed Wells	159	135.7	498	438.1	242	225.7

Wells in Progress
Permian Basin	67	66.9	32	31.9	12	12.0
Antrim Shale	4	2.8	2	0.2
Black Warrior Basin	9	7.2	1	1.0	7	4.9

Total Wells in Progress	80	76.9	35	33.1	19	16.9

(a)	HighMount commenced operations on July 31, 2007.

In addition, in 2009, HighMount drilled one successful exploratory well.

Acreage:  As of December 31, 2009, HighMount owned interests in developed and undeveloped acreage in the locations set forth in the table below:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net

Permian Basin	588,973	450,746	202,258	64,828	791,231	515,574
Antrim Shale	246,611	115,345	18,102	6,536	264,713	121,881
Black Warrior Basin	112,764	80,331	394,031	254,158	506,795	334,489

Total	948,348	646,422	614,391	325,522	1,562,739	971,944

Production and Sales:  Please see the Production and Sales statistics table for additional information included under MD&A in Item 7.

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

To manage the risk of fluctuations in prevailing commodity prices, HighMount enters into commodity and basis swaps and other derivative instruments.

Item 1. Business

HighMount Exploration & Production LLC – (Continued)

Wells:  As of December 31, 2009, HighMount had an interest in the following natural gas producing wells:

	Gross	Net

Permian Basin	5,823	5,568
Antrim Shale	2,258	1,004
Black Warrior Basin	1,437	1,127

Total producing wells	9,518	7,699

Wells located in the Permian Basin have a typical well depth in the range of 6,000 to 9,000 feet, while wells located in the Antrim Shale and the Black Warrior Basin have typical well depths of 1,200 feet and 2,000 feet.

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

Governmental Regulation:  All of HighMount’s operations are conducted onshore in the United States. The U.S. oil and gas industry, and HighMount’s operations, are subject to regulation at the federal, state and local level. Such regulation includes requirements with respect to, among other things: permits to drill and to conduct other operations; provision of financial assurances (such as bonds) covering drilling and well operations; the location of wells; the method of drilling and completing wells; the surface use and restoration of properties upon which wells are drilled; the plugging and abandoning of wells; the marketing, transportation and reporting of production; and the valuation and payment of royalties; the size of drilling and spacing units (regarding the density of wells which may be drilled in a particular area); the unitization or pooling of properties; maximum rates of production from wells; venting or flaring of natural gas and the ratability of production.

The Federal Energy Policy Act of 2005 amended the Natural Gas Act (“NGA”) to prohibit natural gas market manipulation by any entity, directed the Federal Energy Regulatory Commission (“FERC”) to facilitate market transparency in the sale or transportation of physical natural gas and significantly increased the penalties for violations of the NGA of 1938, the NGA of 1978, or FERC regulations or orders thereunder. In addition, HighMount owns and operates gas gathering lines and related facilities which are regulated by the U.S. Department of Transportation (“DOT”) and state agencies with respect to safety and operating conditions.

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

In September 2009, the United States Environmental Protection Agency (“EPA”) adopted regulations under the Clean Air Act requiring the monitoring and reporting of annual greenhouse gas (“GHG”) emissions by certain large U.S. GHG emitters. Affected companies were required to monitor their GHG emissions starting January 1, 2010 and will be required to report to the EPA beginning in March 2011. Oil and gas exploration and production companies that emit less than 25,000 metric tons of GHG per year from any facility (as defined in the regulations), including HighMount, are not required to monitor or report emissions at this time. However, the EPA has indicated it will issue a proposed rule for

Item 1. Business

HighMount Exploration & Production LLC – (Continued)

comment as it pertains to Oil and Gas Systems and HighMount anticipates that it will be required to begin data collection in 2011 for subsequent reporting to the EPA.

Properties:  In addition to its interests in oil and gas producing properties, HighMount leases an aggregate of approximately 120,000 square feet of office space in three locations in Houston, Texas, which includes its corporate headquarters, and approximately 102,000 square feet of office space in Oklahoma City, Oklahoma and Traverse City, Michigan which is used in its operations. HighMount also leases other surface rights and office, warehouse and storage facilities necessary to operate its business.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in the interstate transportation and storage of natural gas. Boardwalk Pipeline accounted for 6.4%, 6.4% and 4.7% of our consolidated total revenue for the years ended December 31, 2009, 2008 and 2007.

As of February 19, 2010, we owned approximately 67% of Boardwalk Pipeline comprised of 104,219,466 common units, 22,866,667 class B units and a 2% general partner interest. A wholly owned subsidiary of ours (“BPHC”) is the general partner and holds all of Boardwalk Pipeline’s incentive distribution rights which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

Boardwalk Pipeline owns and operates three interstate natural gas pipelines, with approximately 14,200 miles of interconnected pipelines, directly serving customers in 12 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. In 2009, its pipeline systems transported approximately 2.1 trillion cubic feet (“Tcf”) of gas. Average daily throughput on Boardwalk Pipeline’s pipeline systems during 2009 was approximately 5.7 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 11 underground storage fields located in four states with aggregate working gas capacity of approximately 163.0 Bcf.

Boardwalk Pipeline conducts all of its operations through its three operating subsidiaries:

Gulf Crossing Pipeline Company LLC (“Gulf Crossing”):  The Gulf Crossing pipeline system, located in Texas and Louisiana, operates approximately 360 miles of natural gas pipeline. The pipeline system has a peak-day delivery capacity of 1.4 Bcf per day and average daily throughput for the year ended December 31, 2009 was 0.7 Bcf per day. The designated peak-day transmission capacity is expected to increase to 1.7 Bcf per day from the addition of compression which is expected to be placed into service in the first quarter of 2010.

Gulf South Pipeline Company, L.P. (“Gulf South”):  The Gulf South pipeline system runs approximately 7,700 miles along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. Gulf South has two natural gas storage facilities with 83.0 Bcf of working gas storage capacity. The pipeline system has a peak-day delivery capacity of 6.2 Bcf per day and average daily throughput for the year ended December 31, 2009 was 3.1 Bcf per day.

Texas Gas Transmission, LLC (“Texas Gas”):  The Texas Gas pipeline system originates in Louisiana, East Texas and Arkansas and runs for approximately 6,110 miles north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, and into Ohio, with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 4.3 Bcf per day and average daily throughput for the year ended December 31, 2009 was 2.8 Bcf per day. Texas Gas owns nine natural gas storage fields, of which it owns the majority of the working and base gas, with 80.0 Bcf of working gas storage capacity.

In 2008 and 2009, Boardwalk Pipeline completed its East Texas Pipeline, Southeast Expansion and Gulf Crossing Project (“42-inch pipeline expansion projects”), which collectively consist of approximately 700 miles of 42-inch pipeline and certain related compression facilities. Boardwalk Pipeline also completed and placed in service its Fayetteville and Greenville Laterals, which together consist of approximately 260 miles of 36-inch pipeline and certain related compression facilities. Additional compression was placed into service on the Fayetteville and Greenville Laterals in January of 2010 and Boardwalk Pipeline expects to place into service additional compression on the Gulf Crossing Project in the first quarter of 2010. With the exception of the Greenville Lateral, these projects were designed to operate at higher than normal operating pressures. While completing the requirements to operate Boardwalk Pipeline’s

Item 1. Business

Boardwalk Pipeline Partners, LP – (Continued)

42-inch expansion project pipelines and the Fayetteville Lateral at higher than normal operating pressures in 2009, Boardwalk Pipeline discovered anomalies in certain pipeline segments on each of the projects, which resulted in reductions of operating pressures on these pipelines below normal operating pressures and the shut down of segments of the pipelines for periods of time to remediate the anomalies, adversely impacting average daily throughput. Please see MD&A under Item 7 for additional information. Boardwalk Pipeline is currently engaged in the Haynesville Project and Clarence Compression Project.

Boardwalk Pipeline serves a broad mix of customers, including marketers, local distribution companies, producers, electric power generators, intrastate and interstate pipelines and direct industrial users located throughout the Gulf Coast, Midwest and Northeast regions of the U.S.

Competition:  Boardwalk Pipeline competes with other pipelines to maintain current business levels and to serve new demand and markets. Boardwalk Pipeline also competes with other pipelines for contracts with producers that would support new growth opportunities. The principal elements of competition among pipelines are available capacity, rates, terms of service, access to supply and flexibility and reliability of service. Competition is particularly strong in the Midwest and Gulf Coast states where Boardwalk Pipeline competes with numerous existing pipelines, including the Rockies Express Pipeline that transports natural gas from northern Colorado to eastern Ohio and the Mid-Continent Express Pipeline that transports natural gas from Oklahoma and Texas to Alabama. Boardwalk Pipeline will also directly compete with several new pipeline projects that are proposed or under development, including projects originating in the Haynesville Shale area – more specifically, the Tiger Pipeline that will transport gas to Perryville, Louisiana and the Haynesville Extension Pipeline that will transport gas to the industrial complex in southeastern Louisiana - and the Fayetteville Express Pipeline which will originate in the Fayetteville Shale area and continue eastward to Mississippi. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. As a result of the regulators’ policies, segmentation and capacity release have created an active secondary market which increasingly competes with Boardwalk Pipeline’s pipeline services. Additionally, natural gas competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal and fuel oils.

The natural gas industry has built, or is in the process of completing, significant new pipeline infrastructure that will support the development of unconventional natural gas supply basins across the U.S. Additional pipeline infrastructure projects are being proposed. These new pipeline developments have increased competition in certain pipeline markets, resulting in lower price differentials between physical locations (basis spreads). Basis spreads can impact the rates Boardwalk Pipeline will be able to negotiate with its customers when contracts come up for renewal. Despite these competitive conditions, assuming that customers use all of their reserved capacity, substantially all of the operating capacity on Boardwalk Pipeline’s pipeline systems is contracted for with a weighted-average contract life of approximately 5.9 years, although each year a portion of Boardwalk Pipeline’s capacity becomes subject to re-contracting risk. For example, approximately 14.0% of Boardwalk Pipeline’s contracts are due to expire in 2010.

Seasonality:  Boardwalk Pipeline’s revenues can be affected by weather and natural gas price levels and volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short-term value of transportation and storage across its pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurred during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has reduced the seasonality of Boardwalk Pipeline’s revenues over time. During 2009, approximately 55.0% of Boardwalk Pipeline’s revenues were recognized in the first and fourth quarters of the year.

Governmental Regulation:  FERC regulates Boardwalk Pipeline’s operating subsidiaries under the NGA of 1938 and the NGA of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipeline’s operating subsidiaries hold certificates of public convenience and necessity issued by FERC covering certain of its facilities, activities and services. The maximum rates that may be charged by Boardwalk Pipeline for gas transportation are established through FERC’s cost-of-service rate-making process. The maximum rates that may be charged by Boardwalk Pipeline for storage services on Texas Gas, with the exception of approximately 8.3 Bcf of working gas capacity on that system, are also established through FERC’s cost-of-service rate-making process. Key determinants in FERC’s cost-of-service rate-making process are the costs of providing service, the allowed rate of

Item 1. Business

Boardwalk Pipeline Partners, LP – (Continued)

return, throughput assumptions, the allocation of costs, the capital structure and the rate design. FERC has authorized Gulf South to charge market-based rates for its firm and interruptible storage. Texas Gas is authorized to charge market-based rates for the firm and ISS services associated with approximately 8.3 Bcf of its storage capacity. Texas Gas is prohibited from placing new rates into effect prior to November 1, 2010, and neither Gulf South nor Texas Gas has an obligation to file a new rate case. Gulf Crossing will have to either file a rate case or justify its initial firm transportation rates by the end of the first quarter of 2012.

Boardwalk Pipeline is also regulated by the DOT under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines. Boardwalk Pipeline has received authority from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency of the DOT, to operate its recently completed 42-inch pipeline expansion projects under special permits that will allow it to operate the pipelines at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (SMYS). Boardwalk Pipeline is seeking authority from PHMSA to operate its Fayetteville Lateral at higher than normal operating pressures. Boardwalk Pipeline will need to operate each of these pipelines at higher than normal operating pressures in order to transport all of the volumes it has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipeline to operate these pipelines at higher pressures.

Boardwalk Pipeline’s operations are also subject to extensive federal, state, and local laws and regulations relating to protection of the environment. Such regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. Environmental regulations also require that Boardwalk Pipeline’s facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.

Under the EPA’s regulations adopted in September of 2009, Boardwalk Pipeline was required, beginning in January of 2010, to monitor the GHG emissions from certain of its facilities, particularly compression stations, that emit more than 25,000 metric tons of GHG per year and must report on such emissions to the EPA beginning in March of 2011.

Properties:  Boardwalk Pipeline is headquartered in approximately 103,000 square feet of leased office space located in Houston, Texas. Boardwalk Pipeline also has approximately 108,000 square feet of office space in Owensboro, Kentucky in a building that it owns. Boardwalk Pipeline’s operating subsidiaries own their respective pipeline systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents.

Item 1. Business

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (“Loews Hotels”), our wholly owned subsidiary, presently operate the following 18 hotels. Loews Hotels accounted for 2.0%, 2.9% and 2.7% of our consolidated total revenue for the years ended December 31, 2009, 2008 and 2007.

Name and Location	Number of Rooms	Owned, Leased or Managed

Loews Annapolis Hotel Annapolis, Maryland	220	Owned
Loews Coronado Bay San Diego, California	440	Land lease expiring 2034
Loews Denver Hotel Denver, Colorado	185	Owned
The Don CeSar, a Loews Hotel St. Pete Beach, Florida	347	Management contract (a)(b)
Hard Rock Hotel, at Universal Orlando Orlando, Florida	650	Management contract (c)
Loews Lake Las Vegas Henderson, Nevada	493	Management contract (a)
Loews Le Concorde Hotel Quebec City, Canada	405	Land lease expiring 2069
The Madison, a Loews Hotel Washington, D.C.	353	Management contract expiring 2021 (a)
Loews Miami Beach Hotel Miami Beach, Florida	790	Owned
Loews New Orleans Hotel New Orleans, Louisiana	285	Management contract expiring 2018 (a)
Loews Philadelphia Hotel Philadelphia, Pennsylvania	585	Owned
Loews Portofino Bay Hotel, at Universal Orlando Orlando, Florida	750	Management contract (c)
Loews Regency Hotel New York, New York	350	Land lease expiring 2013, with renewal option for 47 years
Loews Royal Pacific Resort at Universal Orlando Orlando, Florida	1,000	Management contract (c)
Loews Santa Monica Beach Hotel Santa Monica, California	340	Management contract expiring 2018, with renewal option for 5 years (a)
Loews Vanderbilt Hotel Nashville, Tennessee	340	Owned
Loews Ventana Canyon Tucson, Arizona	400	Management contract expiring 2019 (a)
Loews Hotel Vogue Montreal, Canada	140	Owned

(a)	These management contracts are subject to termination rights.
(b)	A Loews Hotels subsidiary is a 20% owner of the hotel, which is being operated by Loews Hotels pursuant to a management contract.
(c)	A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are on land leased by the joint venture and are operated by Loews Hotels pursuant to a management contract.

Item 1. Business

Loews Hotels Holding Corporation – (Continued)

The hotels owned by Loews Hotels are subject to mortgage indebtedness totaling approximately $224 million at December 31, 2009 with interest rates ranging from 2.5% to 6.3%, and maturing between 2010 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $6 million for the year ended December 31, 2009.

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

Our Consolidated Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, the assets and liabilities, revenues and expenses and cash flows have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued operations, net and Net cash flows - discontinued operations.

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

Item 1. Business

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 18,500 persons at December 31, 2009. We, and our subsidiaries, have experienced satisfactory labor relations.

CNA employed approximately 8,900 persons.

Diamond Offshore employed approximately 5,500 persons, including international crew personnel furnished through independent labor contractors.

HighMount employed approximately 600 persons.

Boardwalk Pipeline employed approximately 1,110 persons, approximately 115 of whom are included in collective bargaining units.

Loews Hotels employed approximately 2,070 persons, approximately 800 of whom are union members covered under collective bargaining agreements.

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

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to holders of our common stock. Our subsidiaries are separate and independent legal entities and have no obligation, contingent or otherwise, to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to pay dividends to us is also subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies, and their compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and our creditors and shareholders.

Item 1A. Risk Factors

Deterioration in the public debt and equity markets could lead to investment losses and lower cash balances at the parent company, which could impair our ability to fund acquisitions, share buybacks, dividends or other investments or to fund capital needed by our subsidiaries.

The U.S. and global capital and credit markets experienced severe volatility, illiquidity, uncertainty and disruption in recent years, including among other things, large bankruptcies, government intervention in a number of large financial institutions, growing levels of defaults on indebtedness, recessionary economic conditions and widening of credit spreads. These conditions resulted in significant realized and unrealized losses and substantially reduced investment income, including a significant decline in income from limited partnership investments, at CNA and the parent company during 2008. Should these or similar conditions recur, we could experience additional losses and further reduced investment income, which would among other things reduce the cash balances available at the parent company. Please see MD&A under Item 7 of this Report for additional information on our Investments.

Certain of our operating subsidiaries require substantial amounts of capital or other financial support from time to time to fund expansions, enhance capital, refinance indebtedness, satisfy rating agency or regulatory requirements or for other reasons. Sufficient capital to satisfy these needs may not be available to our subsidiaries when needed on acceptable terms from the credit or capital markets or other third parties. In such cases, we have in the past, and may in the future, provide substantial amounts of debt or equity capital to our subsidiaries, which may not be on market terms. Any such investments further reduce the amount of cash available at the parent company which might otherwise be used to fund acquisitions, share buybacks, dividends or other investments or to fund other capital requirements of our subsidiaries. In addition, significantly reduced levels of cash at the parent company could make us unable or unwilling to fund future capital needs of our subsidiaries and result in a downgrade of our ratings by the major credit rating agencies.

We could have liability in the future for tobacco-related lawsuits.

As a result of our ownership of Lorillard, Inc. (“Lorillard”) prior to the separation (the “Separation”), which was consummated in June 2008, from time to time we have been named as a defendant in tobacco-related lawsuits. We are currently a defendant in three such lawsuits and could be named as a defendant in additional tobacco-related suits, notwithstanding the completion of the Separation. In the Separation Agreement entered into between us and Lorillard and its subsidiaries in connection with the Separation, Lorillard and each of its subsidiaries has agreed to indemnify us for liabilities related to Lorillard’s tobacco business, including liabilities that we may incur for current and future tobacco-related litigation against us. An adverse decision in a tobacco-related lawsuit against us could, if the indemnification is deemed for any reason to be unenforceable or any amounts owed to us thereunder are not collectible, in whole or in part, have a material adverse effect on our financial condition, results of operations and equity. We do not expect that the Separation will alter the legal exposure of either entity with respect to tobacco-related claims. We do not believe that we had or have any liability for tobacco-related claims, and we have never been held liable for any such claims.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation

CNA has incurred and may continue to incur significant realized and unrealized investment losses and volatility in net investment income arising from the severe disruption in the capital and credit markets.

Investment returns are an important part of CNA’s overall profitability. General economic conditions, changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long-term effects of losses in relation to asset-backed securities, and many other factors beyond CNA’s control can adversely affect the value of CNA’s investments and the realization of investment income. Further, CNA invests a portion of its assets in equity securities and limited partnerships which are subject to greater volatility than CNA’s fixed income investments. Limited partnership investments generally present greater volatility, higher illiquidity, and greater risk than fixed income investments. As a result of all of these factors, CNA may not realize an adequate return on CNA’s investments, may incur losses on sales of its investments, and may be required to write down the value of its investments. Therefore, the Company’s results of operations, equity and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted.

Item 1A. Risk Factors

CNA’s underwriting results may continue to suffer as a result of the unfavorable global economic conditions.

Overall global economic conditions may continue to be recessionary and highly unfavorable. Although many lines of CNA’s business have both direct and indirect exposure to these economic conditions, the exposure is especially high for the lines of business that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services. As a result, CNA has experienced and may continue to experience unanticipated underwriting losses with respect to these lines of business. Additionally, global recessionary conditions have led to decreased insured exposures causing CNA to experience declines in premium volume. Consequently, the Company’s results of operations and equity, and CNA’s business, insurer financial strength and debt ratings could be adversely impacted.

CNA’s valuation of investments and impairment of securities requires significant judgment.

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit, and currency risks, many of which are unpredictable. CNA exercises significant judgment in analyzing these risks and in validating fair values provided by third parties for securities in its investment portfolio that are not regularly traded. CNA also exercises significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. Securities with exposure to residential and commercial mortgage and other loan collateral can be particularly sensitive to fairly small changes in actual collateral performance and assumptions as to future collateral performance.

During 2008, CNA incurred significant unrealized losses in its investment portfolio. During 2009, financial markets were volatile and CNA experienced improvement in its unrealized position. In addition, during 2009 and 2008 CNA recorded significant other-than-temporary impairment (“OTTI”) losses primarily in the corporate and other taxable bonds, asset-backed securities and non-redeemable preferred equity securities sectors.

Due to the inherent uncertainties involved with these types of risks and the resulting judgments, CNA may incur further unrealized losses and conclude that further other-than-temporary write downs of CNA’s investments are required. As a result, the Company’s results of operations and equity, and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted. Additional information on CNA’s investment portfolio is included in the MD&A under Item 7 and Notes 3, 4, and 5 of the Notes to Consolidated Financial Statements included under Item 8.

CNA is unable to predict the impact on itself of governmental efforts and policy changes taken and proposed to be taken in response to the unfavorable economic conditions.

The federal government has implemented various measures, including the establishment of the Troubled Assets Relief Program pursuant to the Emergency Economic Stabilization Act of 2008, in an effort to deal with the ongoing economic conditions. In addition, there are numerous proposals for further legislative and regulatory actions at both the federal and state levels, particularly with respect to the financial services industry. Since these new laws and regulations, or other policy changes, could involve critical matters affecting CNA’s operations, they may have an impact on CNA’s business and its overall financial condition. Due to this significant uncertainty, CNA is unable to determine whether its actions in response to these governmental efforts will be effective or to predict with any certainty the overall impact these governmental efforts will have on it. As a result, the Company’s results of operations and equity and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted.

CNA is subject to extensive federal, state and local governmental regulations that restrict its ability to do business and generate revenues.

The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Most insurance regulations are designed to protect the interests of CNA’s policyholders rather than its investors. Each state in which CNA does business has established supervisory agencies that regulate the manner in which it does business. Their regulations relate to, among other things, the following:

•	standards of solvency including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

Item 1A. Risk Factors

•	restrictions on CNA’s ability to withdraw from unprofitable lines of insurance or unprofitable market areas;

•	the required use of certain methods of accounting and reporting;

•	the establishment of reserves for unearned premiums, losses and other purposes;

•	potential assessments for funds necessary to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers;

•	licensing of insurers and agents;

•	approval of policy forms;

•	limitations on the ability of CNA’s insurance subsidiaries to pay dividends to CNA; and

•	limitations on the ability to non-renew, cancel or change terms and conditions in policies.

Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. The states in which CNA does business also require CNA to provide coverage to persons whom CNA would not otherwise consider eligible. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

Any of these regulations could materially adversely affect the Company’s results of operations and equity, and CNA’s business, insurer financial strength and debt ratings.

CNA is subject to capital adequacy requirements and, if it is unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

Insurance companies such as CNA are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of CNA’s statutory capital and surplus reported in CNA’s statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If CNA does not meet these minimum requirements, state regulators may restrict or prohibit it from operating its business. If CNA is required to record a material charge against earnings in connection with a change in estimates or circumstances or if it incurs significant unrealized losses related to its investment portfolio, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. Examples of events leading CNA to record a material charge against its earnings include impairment of CNA’s investments or unexpectedly poor claims experience.

Loews has provided CNA with substantial amounts of capital in prior years. Loews may be restricted in its ability or willingness to provide additional capital support to CNA. As a result, if CNA is in need of additional capital, CNA may be required to secure this funding from sources other than Loews. CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all.

Rating agencies may downgrade their ratings of CNA and thereby adversely affect its ability to write insurance at competitive rates or at all.

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as CNA’s public debt, are rated by rating agencies, namely, A.M. Best Company, Moody’s Investors Service, Inc. and Standard & Poor’s. Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.

Due to the intense competitive environment in which CNA operates, the disruption in the capital and credit markets, the uncertainty in determining reserves and the potential for CNA to take material unfavorable development in the future,

Item 1A. Risk Factors

and possible changes in the methodology or criteria applied by the rating agencies, the rating agencies may take action to lower CNA’s ratings in the future. If CNA’s property and casualty insurance financial strength ratings are downgraded below current levels, CNA’s business and results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA’s insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

In addition, it is possible that a lowering of the debt ratings of Loews by certain of the rating agencies could result in an adverse impact on CNA’s ratings, independent of any change in CNA’s circumstances. CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if its ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings. Additional information on CNA’s ratings and ratings triggers is included in the MD&A under Item 7.

CNA’s insurance subsidiaries, upon whom CNA depends for dividends in order to fund its working capital needs, are limited by state regulators in their ability to pay dividends.

CNA is a holding company and is dependent upon dividends, loans and other sources of cash from its subsidiaries in order to meet its obligations. Ordinary dividend payments, or dividends that do not require prior approval by subsidiaries’ domiciliary state departments of insurance and are generally limited to amounts determined by formula which varies by state. The formula for the majority of the states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If CNA is restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, CNA may not be able to fund its working capital needs and debt service requirements from available cash. As a result, CNA would need to look to other sources of capital which may be more expensive or may not be available at all.

If CNA determines that its recorded loss reserves are insufficient to cover its estimated ultimate unpaid liability for claims, CNA may need to increase its loss reserves.

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent CNA’s best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by CNA, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on CNA’s part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, CNA is sometimes required to add to its reserves. This is called unfavorable net prior year development and results in a charge to CNA’s earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial. Additional information on CNA’s reserves is included in the MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves which can have a material adverse effect on its results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of emerging or potential claim and coverage issues include:

•	increases in the number and size of claims relating to injuries from various medical products including pharmaceuticals;

Item 1A. Risk Factors

•

the effects of recessionary economic conditions and financial reporting scandals, which have resulted in an increase in the number and size of claims, due to corporate failures; these claims include both directors and officers (“D&O”) and errors and omissions (“E&O”) insurance claims;

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies;

•	clergy abuse claims, including passage of legislation to reopen or extend various statutes of limitations; and

•	mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss and various other chemical and radiation exposure claims.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews and change its reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. In addition, CNA periodically undergoes state regulatory financial examinations, including review and analysis of CNA’s reserves. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against CNA’s earnings for the period in which reserves are determined to be insufficient. These charges could be substantial and could materially adversely affect the Company’s results of operations and equity, and CNA’s business, insurer financial strength and debt ratings.

Loss reserves for asbestos and environmental pollution are especially difficult to estimate and may result in more frequent and larger additions to these reserves.

CNA’s experience has been that establishing reserves for casualty coverages relating to asbestos and environmental pollution (which CNA refers to as A&E) claim and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported claims are subject to a higher degree of variability due to a number of additional factors including, among others, the following:

•	coverage issues including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	continuing aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the frequency of asbestos and environmental pollution claims;

•	changes in the severity of claims including bodily injury claims for malignancies arising out of exposure to asbestos;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	CNA’s ability to recover reinsurance for these claims; and

•	changes in the legal and legislative environment in which CNA operates.

As a result of this higher degree of variability, CNA has necessarily supplemented traditional actuarial methods and techniques with additional estimating techniques and methodologies, many of which involve significant judgment on its part. Consequently, CNA may periodically need to record changes in its claim and claim adjustment expense reserves in the future in these areas in amounts that could materially adversely affect the Company’s results of operations and equity, and CNA’s business, insurer financial strength and debt ratings. Additional information on A&E claims is included in the MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Item 1A. Risk Factors

Asbestos claims.  The estimation of reserves for asbestos claims is particularly difficult in light of the factors noted above. In addition, CNA’s ability to estimate the ultimate cost of asbestos claims is further complicated by the following:

•	inconsistency of court decisions and jury attitudes, as well as future court decisions;

•	interpretation of specific policy provisions;

•	allocation of liability among insurers and insureds;

•	missing policies and proof of coverage;

•	the proliferation of bankruptcy proceedings and attendant uncertainties;

•	novel theories asserted by policyholders and their legal counsel;

•	the targeting of a broader range of businesses and entities as defendants;

•	uncertainties in predicting the number of future claims and which other insureds may be targeted in the future;

•	volatility in frequency of claims and severity of settlement demands;

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage that is not subject to aggregate limits;

•	the long latency period between asbestos exposure and disease manifestation, as well as the resulting potential for involvement of multiple policy periods for individual claims;

•	medical inflation trends;

•	the mix of asbestos-related diseases presented; and

•	the ability to recover reinsurance.

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

Environmental pollution claims.  The estimation of reserves for environmental pollution claims is complicated by liability and coverage issues arising from these claims. CNA and others in the insurance industry are disputing coverage for many such claims. In addition to the coverage issues noted in the asbestos claims section above, key coverage issues in environmental pollution claims include the following:

•	whether cleanup costs are considered damages under the policies (and accordingly whether CNA would be liable for these costs);

•	the trigger of coverage and the allocation of liability among triggered policies;

•	the applicability of pollution exclusions and owned property exclusions;

•	the potential for joint and several liability; and

Item 1A. Risk Factors

•	the definition of an occurrence.

To date, courts have been inconsistent in their rulings on these issues, thus adding to the uncertainty of the outcome of many of these claims.

Further, the scope of federal and state statutes and regulations determining liability and insurance coverage for environmental pollution liabilities have been the subject of extensive litigation. In many cases, courts have expanded the scope of coverage and liability for cleanup costs beyond the original intent of CNA’s insurance policies. Additionally, the standards for cleanup in environmental pollution matters are unclear, the number of sites potentially subject to cleanup under applicable laws is unknown, and the impact of various proposals to reform existing statutes and regulations is difficult to predict.

Catastrophe losses are unpredictable.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather, and fires, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow. The extent of CNA’s losses from catastrophes is a function of both the total amount of CNA’s insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined. As CNA’s claim experience develops on a particular catastrophe, CNA may be required to adjust its reserves, or take unfavorable development, to reflect its revised estimates of the total cost of claims. CNA believes it could incur significant catastrophe losses in the future. Therefore, the Company’s results of operations and equity, and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted. Additional information on catastrophe losses is included in the MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

CNA’s key assumptions used to determine reserves and deferred acquisition costs for CNA’s long term care product offerings could vary significantly from actual experience.

CNA’s reserves and deferred acquisition costs for its long term care product offerings are based on certain key assumptions including morbidity, which is the frequency and severity of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates and future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition asset may not be fully realized and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development. Therefore, the Company’s results of operations and equity, and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted.

CNA is unable to predict the impact of federal health care reform legislation.

The federal government may be implementing landmark health care reform legislation that could involve critical matters affecting CNA’s operations, particularly CNA’s workers’ compensation and long term care products. Until the legislation is enacted, CNA is unable to predict with any certainty the overall impact it will have. As a result, the Company’s results of operations and equity, and CNA business, insurer financial strength and debt ratings could be materially adversely impacted.

CNA’s premium writings and profitability are affected by the availability and cost of reinsurance.

CNA purchases reinsurance to help manage its exposure to risk. Under CNA’s reinsurance arrangements, another insurer assumes a specified portion of its claim and claim adjustment expenses in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of CNA’s business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost it deems acceptable, CNA may be unwilling to bear the increased risk

Item 1A. Risk Factors

and would reduce the level of its underwriting commitments. Therefore, the Company’s financial results of operations could be materially adversely impacted. Additional information on reinsurance is included in Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

CNA may not be able to collect amounts owed to it by reinsurers.

CNA has significant amounts recoverable from reinsurers which are reported as receivables in its balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. A continuation or worsening of the current unfavorable global economic conditions could similarly impact all of CNA’s reinsurers. In addition, reinsurers could dispute amounts which CNA believes are due to it. If CNA is not able to collect the amounts due to it from reinsurers, CNA’s claims expenses will be higher which could materially adversely affect the Company’s results of operations and equity, and CNA’s business, insurer financial strength and debt ratings. Additional information on reinsurance is included in Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

Diamond Offshore’s business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.

Diamond Offshore’s business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Worldwide demand for oil and gas, oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. However, higher or lower commodity demand and prices do not necessarily translate into increased or decreased drilling activity since Diamond Offshore’s customers’ project development time, reserve replacement needs, as well as expectations of future commodity demand and prices all combine to affect demand for Diamond Offshore’s rigs. Oil and gas prices have been, and are expected to continue to be, extremely volatile and are affected by numerous factors beyond Diamond Offshore’s control, including:

•	worldwide demand for oil and gas;

•	the level of economic activity in energy-consuming markets;

•	the worldwide economic environment or economic trends, such as recessions;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•

the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities in the Middle East, other oil-producing regions or other geographic areas or further acts of terrorism in the United States or elsewhere;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

Item 1A. Risk Factors

•	weather conditions in the United States and elsewhere;

•	the policies of various governments regarding exploration and development of their oil and gas reserves;

•	development and exploitation of alternative fuels;

•	competition for customers’ drilling budgets from land-based energy markets around the world;

•	domestic and foreign tax policy; and

•	advances in exploration and development technology.

The continuing global financial crisis and worldwide economic downturn has had, and may continue to have, a negative impact on Diamond Offshore’s business and financial condition.

The continuing worldwide financial crisis has reduced the availability of liquidity and in some cases has reduced the availability of and/or increased the cost of credit to fund the continuation and expansion of industrial business operations worldwide, and has led to a worldwide economic recession. This deterioration of the worldwide economy has resulted in reduced demand for crude oil and natural gas, exploration and production activity and offshore drilling services that has had a negative impact on our business and financial condition, including declines in dayrates earned by Diamond Offshore’s drilling rigs and a decrease in new contract activity, which may continue and may worsen.

In addition, the worldwide economic recession has had, and could continue to have, a negative impact on Diamond Offshore’s customers and/or its suppliers including, among other things, causing them to fail to meet their obligations to Diamond Offshore. Additionally, if a potential customer is unable to obtain an adequate level of credit, it may preclude Diamond Offshore from doing business with that potential customer. Similarly, the restricted credit market could affect lenders participating in Diamond Offshore’s credit facility, making them unable to fulfill their commitments and obligations to Diamond Offshore. Any such reductions in drilling activity or failure by Diamond Offshore’s customers, suppliers or lenders to meet their contractual obligations to Diamond Offshore, or Diamond Offshore’s inability to secure additional financing, could adversely affect the Company’s financial position, results of operations and cash flows.

Diamond Offshore’s industry is cyclical.

Diamond Offshore’s industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Diamond Offshore cannot predict the timing or duration of such business cycles. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. In response to a contraction in demand for its services, Diamond Offshore has cold stacked three of its rigs and is in the process of cold stacking a fourth unit. Diamond Offshore may be required to idle additional rigs or to enter into lower rate contracts. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Diamond Offshore can provide no assurance that its current backlog of contract drilling revenue will be ultimately realized.

As of February 1, 2010, Diamond Offshore’s contract drilling backlog was approximately $8.5 billion for contracted future work extending, in some cases, until 2016. Generally, contract backlog only includes future revenue under firm commitments; however, from time to time, Diamond Offshore may report anticipated commitments for which definitive agreements have not yet been executed. Diamond Offshore can provide no assurance that it will be able to perform under these contracts due to events beyond its control or that Diamond Offshore will be able to ultimately execute a definitive agreement where one does not currently exist. In addition, Diamond Offshore can provide no assurance that its customers will be able to or willing to fulfill their contractual commitments. Diamond Offshore’s inability to perform under its contractual obligations or to execute definitive agreements or its customers’ inability to fulfill their contractual commitments may have a material adverse effect on Diamond Offshore’s business.

Item 1A. Risk Factors

Diamond Offshore relies heavily on a relatively small number of customers and the loss of a significant customer and/or a dispute that leads to the loss of a customer could have a material adverse impact on its financial results.

Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. However, the number of potential customers has decreased in recent years as a result of mergers among the major international oil companies and large independent oil companies. In 2009, Diamond Offshore’s five largest customers in the aggregate accounted for approximately 41.0% of its consolidated revenues. Diamond Offshore expects Petrobras, which accounted for approximately 15.0% of Diamond Offshore’s consolidated revenues in 2009 to continue to be a significant customer in 2010. While it is normal for Diamond Offshore’s customer base to change over time as work programs are completed, the loss of any major customer may have a material adverse effect on Diamond Offshore’s business.

The terms of Diamond Offshore’s dayrate drilling contracts may limit its ability to attain profitability in a declining market or to benefit from increasing dayrates in an improving market.

The duration of offshore drilling contracts is generally determined by customer requirements and, to a lesser extent, the respective management strategies of the offshore drilling contractors. In periods of decreasing demand for offshore rigs, drilling contractors generally prefer longer term contracts, but often at flat or slightly lower dayrates, to preserve dayrates at existing levels and ensure utilization, while customers prefer shorter contracts that allow them to more quickly obtain the benefit of lower dayrates. Conversely, in periods of rising demand for offshore rigs, contractors typically prefer shorter contracts that allow them to more quickly profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. An inability to obtain longer term contracts in a declining market or to fully benefit from increasing dayrates in an improving market through shorter term contracts may limit Diamond Offshore’s profitability.

Contracts for Diamond Offshore’s drilling units are generally fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability of those contracts.

Diamond Offshore’s contracts for its drilling units provide for the payment of a fixed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs incurred. Many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond Diamond Offshore’s control. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in Diamond Offshore’s operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, Diamond Offshore may be unable to recover increased or unforeseen costs from its customers which could adversely affect the Company’s financial position, results of operations, or cash flows.

Diamond Offshore’s drilling contracts may be terminated due to events beyond its control.

Diamond Offshore’s customers may terminate some of their drilling contracts if the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts. These termination payments may not fully compensate Diamond Offshore for the loss of a contract. In addition, the early termination of a contract may result in a rig being idle for an extended period of time. During periods of depressed market conditions, Diamond Offshore may be subject to an increased risk of its customers seeking to repudiate their contracts. Diamond Offshore’s customers’ ability to perform their obligations under drilling contracts may also be adversely affected by restricted credit markets and the economic downturn. If Diamond Offshore’s customers cancel some of their contracts, and Diamond Offshore is unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of Diamond Offshore’s contracts are renegotiated, it could adversely affect the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

Diamond Offshore’s business involves numerous operating hazards and Diamond Offshore is not fully insured against all of them.

Diamond Offshore’s operations are subject to the usual hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings and natural disasters such as hurricanes or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations and environmental damage. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather, and Diamond Offshore does not typically retain loss-of-hire insurance policies to cover its rigs. Damage to the environment could also result from Diamond Offshore’s operations, particularly through oil spillage or extensive uncontrolled fires. Diamond Offshore may also be subject to damage claims by oil and gas companies or other parties.

Pollution and environmental risks generally are not fully insurable. Diamond Offshore’s insurance policies and contractual rights to indemnity may not adequately cover its losses, or may have exclusions of coverage for some losses. Diamond Offshore does not have insurance coverage or rights to indemnity for all risks, including, among other things, liability risk for certain amounts of excess coverage and certain physical damage risk. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect Diamond Offshore’s financial position, results of operations and cash flows. There can be no assurance that Diamond Offshore will continue to carry the insurance it currently maintains or that those parties with contractual obligations to indemnify Diamond Offshore will necessarily be financially able to indemnify it against all these risks. In addition, no assurance can be made that Diamond Offshore will be able to maintain adequate insurance in the future at rates it considers to be reasonable or that it will be able to obtain insurance against some risks.

Diamond Offshore is self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

Because the amount of insurance coverage available has been limited, and the cost for such coverage has increased substantially, Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. This results in a higher risk of losses, which could be material, that are not covered by third party insurance contracts. If one or more named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

A significant portion of Diamond Offshore’s operations are conducted outside the United States and involve additional risks not associated with domestic operations.

Diamond Offshore operates in various regions throughout the world that may expose it to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;

•	piracy or assaults on property or personnel;

•	kidnapping of personnel;

•	expropriation of property or equipment;

•	renegotiation or nullification of existing contracts;

•	changing political conditions;

•	foreign and domestic monetary policies;

Item 1A. Risk Factors

•	the inability to repatriate income or capital;

•	difficulties in collecting accounts receivable and longer collection periods;

•	fluctuations in currency exchange rates;

•	regulatory or financial requirements to comply with foreign bureaucratic actions;

•	travel limitations or operational problems caused by public health threats; and

•	changing taxation policies.

Diamond Offshore is subject to the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations governing its international operations. In addition, international contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to:

•	the equipping and operation of drilling units;

•	repatriation of foreign earnings;

•	import - export quotas or other trade barriers;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.

Some foreign governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect Diamond Offshore’s ability to compete in those regions. It is difficult to predict what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The actions of foreign governments may adversely affect Diamond Offshore’s ability to compete.

The greatest concentration of Diamond Offshore’s operating assets outside the United States is Brazil, where it has 12 rigs in its fleet either currently working or contracted to work during 2010 offshore Brazil.

Diamond Offshore’s drilling contracts offshore Mexico expose it to greater risks than they normally assume.

Diamond Offshore currently operates and expects to continue to operate rigs drilling offshore Mexico for PEMEX - Exploracion Y Produccion (“PEMEX”), the national oil company of Mexico. The terms of these contracts expose Diamond Offshore to greater risks than they normally assume, such as exposure to greater environmental liability. In addition, each contract can be terminated by PEMEX on 30 days notice, contractually or by statute, subject to certain conditions. While Diamond Offshore believes that the financial terms of these contracts and its operating safeguards in place mitigate these risks, Diamond Offshore can provide no assurance that the increased risk exposure will not have a negative impact on its future operations or financial results.

Item 1A. Risk Factors

Fluctuations in exchange rates and nonconvertibility of currencies could result in losses.

Due to Diamond Offshore’s international operations, Diamond Offshore may experience currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where it does not effectively hedge an exposure to a foreign currency. Diamond Offshore may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital. Diamond Offshore can provide no assurance that financial hedging arrangements will effectively hedge any foreign currency fluctuation losses that may arise.

Diamond Offshore may be required to accrue additional tax liability on certain of its foreign earnings.

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited (“DOIL”), a wholly owned Cayman Islands subsidiary. Since forming this subsidiary it has been Diamond Offshore’s intention to indefinitely reinvest the earnings of this subsidiary to finance foreign operations. During 2007, DOIL made a non-recurring distribution to its U.S. parent company, and Diamond Offshore recognized U.S. federal income tax expense on the portion of the distribution that consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. Notwithstanding the non-recurring distribution made in December of 2007, it remains Diamond Offshore’s intention to indefinitely reinvest the future earnings of DOIL to finance foreign activities, except for the earnings of Diamond East Asia Limited, a wholly owned subsidiary of DOIL formed in December of 2008. It is Diamond Offshore’s intention to repatriate the earnings of Diamond East Asia Limited, and U.S. income taxes will be provided on such earnings. Diamond Offshore does not expect to provide for U.S. taxes on any future earnings generated by DOIL, except to the extent that these earnings are immediately subjected to U.S. federal income tax or as they relate to Diamond East Asia Limited. Should a future distribution be made from any unremitted earnings of this subsidiary, Diamond Offshore may be required to record additional U.S. income taxes.

Public health threats could have a material adverse effect on Diamond Offshore’s operations and financial results.

Public health threats such as outbreaks of highly communicable diseases, which periodically occur in various parts of the world in which Diamond Offshore operates, could adversely impact its operations, the operations of its customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for Diamond Offshore’s services. Any quarantine of personnel or inability to access Diamond Offshore’s offices or rigs could adversely affect its operations. Travel restrictions or operational problems in any part of the world in which Diamond Offshore operates, or any reduction in the demand for drilling services caused by public health threats in the future, may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract, resulting in a loss of revenue to Diamond Offshore. If a drilling contract is terminated under these circumstances, Diamond Offshore may not be able to secure a replacement contract with equally favorable terms.

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

HighMount makes a substantial amount of capital expenditures for the acquisition, exploration and development of reserves. HighMount expects to fund its capital expenditures with cash from its operating activities. If HighMount’s cash flow from operations is not sufficient to fund its capital expenditure budget, there can be no assurance that additional debt or equity financing will be available or available at favorable terms to meet those requirements.

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

The timing of both the production and the expenses from the development and production of natural gas and NGL properties will affect both the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10.0% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate representation of their value. The effective interest rate at various times, and the risks associated with our business, or the oil and gas industry in general, will affect their value relative to the 10.0% discount factor.

Item 1A. Risk Factors

If commodity prices decrease, HighMount may be required to take additional write-downs of the carrying values of its properties.

HighMount may be required, under full cost accounting rules, to write down the carrying value of its natural gas and NGL properties if commodity prices decline significantly, or if it makes substantial downward adjustments to its estimated proved reserves, or increases its estimates of development costs or experiences deterioration in its exploration results. HighMount utilizes the full cost method of accounting for its exploration and development activities. Under full cost accounting, HighMount is required to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of HighMount’s natural gas properties that is equal to the expected after tax present value (discounted at the required rate of 10.0%) of the future net cash flows from proved reserves, including the effect of cash flow hedges, calculated using the average first day of the month price for the preceding 12-month period.

If the net book value of HighMount’s exploration and production (“E&P”) properties (reduced by any related net deferred income tax liability) exceeds its ceiling limitation, SEC regulations require HighMount to impair or “write down” the book value of its E&P properties. HighMount recorded after tax ceiling test impairment charges of $660 million and $440 million in the first quarter of 2009 and the fourth quarter of 2008. A write down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. Depending on the magnitude of any future impairment, a ceiling test write down could significantly reduce HighMount’s income, or produce a loss. As ceiling test computations involve the average first day of the month price for the preceding 12-month period, it is impossible to predict the timing and magnitude of any future impairment. Additional information on the ceiling test is included in Critical Accounting Estimates included in MD&A under Item 7 and Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

HighMount may incur additional goodwill impairment charges if market conditions deteriorate.

HighMount evaluates goodwill for impairment annually, or when events or circumstances change, such as an adverse change in business climate, that would indicate an impairment may have occurred. Goodwill is deemed to be impaired when the carrying value exceeds its estimated fair value. HighMount’s annual impairment test, which is performed as of April 30th each year, is based on several factors requiring judgment. A significant decrease in expected cash flows or changes in market conditions may represent an impairment indicator requiring an assessment for the potential impairment of recorded goodwill. Also, a ceiling test impairment may represent a triggering event requiring HighMount to perform an interim period goodwill impairment test. Should market conditions continue to significantly deteriorate, including further declining commodity prices, HighMount could be required to record additional goodwill impairments that may be significant. HighMount recorded an after tax goodwill impairment charge of $314 million in the fourth quarter of 2008. Please read Critical Accounting Estimates included in MD&A under Item 7 and Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Item 1A. Risk Factors

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

As a result, HighMount’s hedging activities may not be as effective as HighMount intends in reducing the volatility of its cash flows, and in certain circumstances may actually increase the volatility of cash flows. In addition, even though HighMount’s management monitors its hedging activities, these activities can result in substantial losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the applicable hedging arrangement, the hedging arrangement is imperfect or ineffective.

Drilling for and producing natural gas and NGLs is a high risk activity with many uncertainties.

HighMount’s future success will depend in part on the success of its exploitation, exploration, development and production activities. HighMount’s E&P activities are subject to numerous risks beyond its control, including the risk that drilling will not result in oil and natural gas production volumes that are commercially viable. HighMount’s decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. HighMount’s cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	lack of acceptable prospective acreage;

•	inadequate capital resources;

•	unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents;

•	adverse weather conditions;

•	unavailability or high cost of drilling rigs, equipment, labor or services;

•	reductions in commodity prices;

Item 1A. Risk Factors

•	the impact of changes in technologies on commodity prices;

•	limitations in the market for natural gas and NGLs;

•	title problems;

•	compliance with and the impact of changes in governmental regulations; and

•	mechanical difficulties.

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

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline needs to obtain and maintain authority from PHMSA to operate at higher than normal operating pressures.

Boardwalk Pipeline has entered into firm transportation contracts with shippers which would utilize the maximum design capacity of its recently completed 42-inch pipeline expansion projects and the Fayetteville Lateral assuming that Boardwalk Pipeline operates those pipelines at higher than normal operating pressures (up to 0.80 SMYS), which increases the pipeline’s peak-day transmission capacity from that available at normal operating pressures (up to 0.72 SMYS).

In December of 2009, Boardwalk Pipeline received authority from PHMSA to operate its 42-inch pipeline expansion projects at higher than normal operating pressures. If PHMSA were to withdraw such authority, Boardwalk Pipeline would not be able to transport all of its contracted quantities of natural gas on these pipelines, beginning in mid-2010, or Boardwalk Pipeline could incur additional costs to re-obtain such authority or seek alternate ways to meet its contractual obligations, any of which could have a material adverse affect on Boardwalk Pipeline’s business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

Boardwalk Pipeline is seeking authority from PHMSA to operate its Fayetteville Lateral at higher than normal operating pressures. Unless Boardwalk Pipeline obtains such authority from PHMSA, Boardwalk Pipeline will not be able to operate the Fayetteville Lateral at its anticipated peak-day transmission capacity, and beginning in mid-2011, will not be able to transport all of the contracted for volumes on that pipeline. In addition, Boardwalk Pipeline has incurred and may continue to incur significant costs to inspect, test and remediate pipe segments on the Fayetteville Lateral in order to obtain, or maintain if granted, authority to operate at higher than normal operating pressures or to develop alternative ways to meet Boardwalk Pipeline’s contractual obligations, any of which could have a material adverse affect on Boardwalk Pipeline’s business, financial condition, results of operations and cash flows. PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher than normal operating pressures.

Boardwalk Pipeline may not be able to maintain or replace expiring gas transportation and storage contracts at favorable rates.

Boardwalk Pipeline’s primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. As of December 31, 2009, approximately 14.0% of the contracts for firm transportation capacity on Boardwalk Pipeline’s pipeline systems will expire during 2010. Upon expiration, Boardwalk Pipeline may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis. Key drivers that influence the rates that Boardwalk Pipeline’s customers are willing to pay for transportation is the price differential of natural gas between physical locations, which can be affected by, among other things, the availability and supply of natural gas, available capacity, storage inventories, weather and general market demand in the respective areas.

The extension or replacement of existing contracts depends on a number of factors beyond Boardwalk Pipeline’s control, including:

•	existing and new competition to deliver natural gas to Boardwalk Pipeline’s markets;

•	development of new supplies located near key markets;

•	the growth in demand for natural gas in Boardwalk Pipeline’s markets;

•	whether the market will continue to support long-term contracts;

•	the current price differentials, or market price spreads between various pipeline receipt and delivery points; and

•	the effects of state regulation on customer contracting practices.

Increased competition could result in lower contracted pipeline capacity, decreased rates for Boardwalk Pipeline’s services and reduced revenues.

Boardwalk Pipeline competes primarily with other interstate and intrastate pipelines in the transportation and storage of natural gas. Competition is particularly strong in the Midwest and Gulf Coast states where Boardwalk Pipeline competes with numerous existing pipelines, such as the Rockies Express Pipeline and the Mid-Continent Express Pipeline. Boardwalk Pipeline will also compete with several new pipeline projects that are proposed or under development, including projects originating in the Haynesville Shale area – more specifically, the Tiger Pipeline that will transport gas to Perryville, Louisiana and the Haynesville Extension Pipeline that will transport gas to the industrial complex in southeastern Louisiana - and the Fayetteville Express Pipeline which will originate in the Fayetteville Shale area and continue eastward to Mississippi. For new growth and expansion projects, Boardwalk Pipeline competes with other pipelines for contracts mainly with producers that would support such projects in order to transport their gas to market areas. At an industry level, the various natural gas supply areas compete against one another to reach optimal market areas, and natural gas, as a commodity, competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal and fuel oils, and other alternative fuel resources.

Boardwalk Pipeline’s ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by competition or changing market conditions. The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability. FERC’s policies promote competition in gas markets by increasing the number of gas transportation options available to Boardwalk Pipeline’s customer base. Increased competition could reduce the volumes of gas transported by Boardwalk Pipeline’s pipeline systems or, in instances where Boardwalk Pipeline does not have long-term contracts with

Item 1A. Risk Factors

fixed rates, could force Boardwalk Pipeline to decrease transportation or storage rates charged to its customers. Competition could intensify the negative impact of factors that could significantly decrease demand for natural gas in the markets served by Boardwalk Pipeline’s operating subsidiaries, such as a recession or adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

The regulatory program that applies to interstate pipelines is different than the regulatory program that applies to many of Boardwalk Pipeline’s competitors that are not regulated interstate pipelines. This difference in regulatory oversight can result in longer lead times to develop and complete a project when it is regulated at the federal level. Boardwalk Pipeline competes against a number of intrastate pipelines which have significant regulatory advantages because of the absence of FERC regulation. In view of potential rate advantages and construction and service flexibility available to intrastate pipelines, Boardwalk Pipeline may lose customers and throughput to intrastate competitors.

Continued development of new supply sources could impact demand.

The discovery of non-traditional natural gas production areas nearer to key market areas Boardwalk Pipeline accesses directly, or indirectly through third-party pipeline interconnects, may compete with gas originating in production areas connected to Boardwalk Pipeline’s system. For example, the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio, may cause gas in supply areas connected to Boardwalk Pipeline’s system to be diverted to markets other than Boardwalk Pipeline’s traditional market areas and may adversely affect capacity utilization on Boardwalk Pipeline’s systems and its ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows. In addition to supply volumes from the Marcellus Shale, gas from the Rocky Mountains, Canada and LNG import terminals may compete with and displace volumes from the Gulf Coast and Mid-Continent supply sources in order to serve the Midwest and East Coast markets. The displacement of gas originating in supply areas connected to Boardwalk Pipeline’s pipeline systems by these new supply sources that are closer to the end-use markets could result in lower transportation revenues, which could have a material adverse impact on Boardwalk Pipeline’s business, financial condition, results of operations and cash flows.

Boardwalk Pipeline is undertaking and may continue to pursue complex pipeline or storage projects which involve significant risks that may adversely affect its business.

Boardwalk Pipeline has recently completed several pipeline expansion projects and may also undertake additional pipeline or storage projects in the future. In pursuing previous projects, Boardwalk Pipeline has experienced significant cost overruns and may experience cost increases in the future. Boardwalk Pipeline has also experienced delays in constructing and commissioning previous projects and may experience additional delays or cost increases in the future resulting from a variety of factors, including but not limited to the following:

•	delays in obtaining regulatory approvals, including delays in receiving authorization from PHMSA to operate at higher than normal operating pressures under special permits;

•	difficult construction conditions, including adverse weather conditions;

•	delays in obtaining, or high demand for, key materials; and

•	shortages of qualified labor and escalating costs of labor and materials resulting from the high level of construction activity in the pipeline industry.

In pursuing current or future projects, Boardwalk Pipeline could experience delays or cost increases for the reasons described above or as a result of other factors. Boardwalk Pipeline may not be able to complete its current or future projects on the expected terms, cost or schedule, or at all. In addition, Boardwalk Pipeline cannot be certain that, if completed, it will be able to operate these projects, or that they will perform, in accordance with expectations. Other areas of Boardwalk Pipeline’s business may suffer as a result of the diversion of management’s attention and other resources from its other business concerns to Boardwalk Pipeline’s projects. Any of these factors could impair Boardwalk Pipeline’s ability to realize revenues from its current or future projects sufficient to cover the costs associated with owning and operating these pipelines and to provide the benefits it had anticipated from the projects, which could

Item 1A. Risk Factors

have a material adverse effect on Boardwalk Pipeline’s business, financial condition, results of operations and cash flows, including its ability to make distributions to its unitholders.

Boardwalk Pipeline is exposed to credit risk relating to nonperformance by its customers.

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline’s exposure generally relates to receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipeline to them under certain no-notice services and parking and lending (“PAL”) services. FERC gas tariffs only allow Boardwalk Pipeline to require limited credit support in the event that transportation customers are unable to pay for its services. If any of Boardwalk Pipeline’s significant customers have credit or financial problems which result in a delay or failure to pay for services provided by Boardwalk Pipeline or contracted for with Boardwalk Pipeline, or to repay the gas they owe Boardwalk Pipeline, it could have a material adverse effect on Boardwalk Pipeline’s business. In addition, as contracts expire, the failure of any of Boardwalk Pipeline’s customers could also result in the non-renewal of contracted capacity, which could have a material adverse effect on Boardwalk Pipeline’s business. See Item 7A for more information on credit risk arising from gas loaned to customers.

Boardwalk Pipeline depends on certain key customers for a significant portion of its revenues. The loss of any of these key customers could result in a decline in Boardwalk Pipeline’s revenues.

Boardwalk Pipeline relies on a limited number of customers for a significant portion of revenues. For example, Devon Energy Production Company, LP represented over 11.0% of Boardwalk Pipeline’s 2009 revenues and Boardwalk Pipeline expects this customer to continue to account for more than 10.0% of Boardwalk Pipeline’s 2010 revenues. Additionally, Boardwalk Pipeline may be unable to negotiate extensions or replacements of contracts and key customers on favorable terms. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on Boardwalk Pipeline’s business, financial condition, operating revenues and cash flows.

Significant changes in energy prices could affect natural gas market supply and demand, or potentially reduce the competitiveness of natural gas compared with other forms of energy available to Boardwalk Pipeline’s customers, which could reduce system throughput and adversely affect Boardwalk Pipeline’s revenues and available cash.

Due to the natural decline in traditional gas production connected to Boardwalk Pipeline’s system, Boardwalk Pipeline’s success depends on its ability to obtain access to new sources of natural gas, which is dependent on factors beyond its control including the price level of natural gas. In general terms, the price of natural gas fluctuates in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond Boardwalk Pipeline’s control. These factors include:

•	worldwide economic conditions;

•	weather conditions, seasonal trends and hurricane disruptions;

•	the relationship between the available supplies and the demand for natural gas;

•	the availability of LNG;

•	the availability of adequate transportation capacity;

•	storage inventory levels;

•	the price and availability of other forms of energy;

•	the effect of energy conservation measures;

•	the nature and extent of, and changes in, governmental regulation, for example greenhouse gas legislation and taxation; and

Item 1A. Risk Factors

•	the anticipated future prices of natural gas, LNG and other commodities.

It is difficult to predict future changes in gas prices, however the abundance of natural gas supply discoveries over the last few years and global economic slowdown would generally indicate a bias toward downward pressure on prices. Downward movement in gas prices could negatively impact producers in nontraditional supply areas such as the Barnett Shale, the Bossier Sands, the Caney Woodford Shale, the Fayetteville Shale and the Haynesville Shale, including producers who have contracted for capacity with Boardwalk Pipeline. Significant financial difficulties experienced by Boardwalk Pipeline’s producer customers could impact their ability to pay for services rendered or otherwise reduce their demand for Boardwalk Pipeline’s services.

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

Boardwalk Pipeline is subject to extensive regulations relating to the rates it can charge for its transportation and storage operations. For cost-based services, FERC establishes both the maximum and minimum rates Boardwalk Pipeline can charge. The basic elements that FERC considers are the cost of providing the service, the volumes of gas being transported, how costs are allocated between services, the capital structure and the rate of return a pipeline is permitted to earn. While neither Gulf South nor Texas Gas has an obligation to file a rate case, Boardwalk Pipeline’s Gulf Crossing pipeline has an obligation to file either a rate case or a cost-and-revenue study by the end of the first quarter of 2012 to justify its rates. Customers of Boardwalk Pipeline’s subsidiaries or FERC can challenge the existing rates on any of its pipelines. FERC recently challenged the rates of three non-affiliated pipelines. Such a challenge against Boardwalk Pipeline could adversely affect its ability to establish reasonable transportation rates, to charge rates that would cover future increases in Boardwalk Pipeline’s costs or even to continue to collect rates to maintain its current revenue levels that are designed to permit a reasonable opportunity to recover current costs and depreciation and earn a reasonable return. Additionally, FERC can propose changes or modifications to any of its existing rate-related policies.

If Boardwalk Pipeline’s subsidiaries were to file a rate case, or if Boardwalk Pipeline has to defend its rates in a proceeding commenced by a customer or FERC, Boardwalk Pipeline would be required, among other things, to establish that the inclusion of an income tax allowance in Boardwalk Pipeline’s cost of service is just and reasonable. Under current FERC policy, since Boardwalk Pipeline is a limited partnership and does not pay U.S. federal income taxes, this would require Boardwalk Pipeline to show that its unitholders (or their ultimate owners) are subject to federal income taxation. To support such a showing, Boardwalk Pipeline’s general partner may elect to require owners of Boardwalk Pipeline’s units to re-certify their status as being subject to U.S. federal income taxation on the income generated by Boardwalk Pipeline’s subsidiaries or Boardwalk Pipeline may attempt to provide other evidence. Boardwalk Pipeline can provide no assurance that the evidence it might provide to FERC will be sufficient to establish that its unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income generated by Boardwalk Pipeline’s jurisdictional pipelines. If Boardwalk Pipeline is unable to make such a showing, FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that may be charged by Boardwalk Pipeline’s subsidiaries, which could result in a reduction of such maximum rates from current levels.

Boardwalk Pipeline may not be able to recover all of its costs through existing or future rates. An adverse determination in any future rate proceeding brought by or against any of Boardwalk Pipeline’s subsidiaries could have a material adverse effect on its business.

Boardwalk Pipeline’s operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which it may not be adequately insured.

There are a variety of operating risks inherent in Boardwalk Pipeline’s natural gas transportation and storage operations such as leaks, explosions and mechanical problems. Additionally, the nature and location of Boardwalk Pipeline’s business may make Boardwalk Pipeline susceptible to catastrophic losses from hurricanes or other named

Item 1A. Risk Factors

storms, particularly with regard to its assets in the Gulf Coast region, windstorms, earthquakes, hail, explosions, severe winter weather and fires. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipeline’s operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of Boardwalk Pipeline’s operations and substantial financial losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.

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

Loews Hotels.  Hotels operated by Loews Hotels are exposed to damage, business interruption and reductions in travel and tourism in markets affected by significant natural disasters such as hurricanes. For example, Loews Hotels’ properties located in Florida and New Orleans suffered significant damage from hurricanes and related flooding during the past five years.

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

Item 1A. Risk Factors

•	licensing of insurers and agents;

•	approval of policy forms;

•	limitations on the ability of CNA’s insurance subsidiaries to pay dividends to us; and

•	limitations on the ability to non-renew, cancel or change terms and conditions in policies.

Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. CNA also is required by the states to provide coverage to persons who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and is generally a function of its respective share of the voluntary market by line of insurance in each state.

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

The conference committee report for The Department of the Interior, Environment, and Related Agencies Appropriations Act for Fiscal Year 2010 requested the EPA to conduct a study of hydraulic fracturing, particularly the relationship between hydraulic fracturing and drinking water. Hydraulic fracturing is a technique commonly used by oil and gas exploration companies, including HighMount, to stimulate the production of oil and natural gas by injecting fluids and sand into underground wells at high pressures, causing fractures or fissures in the geological formation which allow oil and gas to flow more freely. In recent years, concerns have been raised that the fracturing process may contaminate underground sources of drinking water. Several bills have been introduced in Congress seeking federal regulation of hydraulic fracturing, which has historically been regulated at the state level, though none of the proposed legislation has moved out of committee. If hydraulic fracturing is banned or significantly restricted by federal regulation or otherwise, it would have a material adverse effect on HighMount’s ability to economically drill new natural gas wells, which would materially reduce its production, revenues and profitability.

HighMount’s operations are also subject to federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the generation, storage, transportation and disposal of contaminants, and the

Item 1A. Risk Factors

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

FERC’s action in any of these areas or modifications of its current regulations can adversely impact Boardwalk Pipeline’s ability to compete for business, to construct new facilities, offer new services or to recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project. The federal regulatory approval and compliance process could raise the costs of such projects to the point where they are no longer sufficiently timely or cost competitive when compared to competing projects that are not subject to the federal regulatory regime.

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

Diamond Offshore.  The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. The drilling industry has experienced consolidation in recent years and may experience additional consolidation, which could create additional large competitors. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered. Mergers among oil and gas exploration and production companies have reduced the number of available customers as well as the contraction of the global economy, increasing competition. Significant new rig construction and upgrades of existing drilling units could also intensify price competition. Diamond Offshore believes there are approximately 50 jack-up rigs and 70 floaters on order and scheduled for delivery between 2010 and 2012. The resulting increase in rig supply could result in depressed rig utilization and greater price competition.

HighMount.  HighMount competes with other oil and gas companies in all aspects of its business, including acquisition of producing properties and leases and obtaining goods, services and labor, including drilling rigs and well

Item 1A. Risk Factors

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

Boardwalk Pipeline.  Boardwalk Pipeline competes with other pipelines to maintain current business levels and to serve new demand and markets. Boardwalk Pipeline also competes with other pipelines for contracts with producers that would support new growth opportunities. The principal elements of competition among pipelines are available capacity, rates, terms of service, access to supply and flexibility and reliability of service. Competition is particularly strong in the Midwest and Gulf Coast states where Boardwalk Pipeline competes with numerous existing pipelines, including the Rockies Express Pipeline that transports natural gas from northern Colorado to eastern Ohio and the Mid-Continent Express Pipeline that transports natural gas from Oklahoma and Texas to Alabama. Boardwalk Pipeline will also directly compete with several new pipeline projects that are proposed or under development, including projects originating in the Haynesville Shale area – more specifically, the Tiger Pipeline that will transport gas to Perryville, Louisiana and the Haynesville Extension Pipeline that will transport gas to the industrial complex in southeastern Louisiana - and the Fayetteville Express Pipeline which will originate in the Fayetteville Shale area and continue eastward to Mississippi. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. As a result of the regulators’ policies, segmentation and capacity release have created an active secondary market which increasingly competes with Boardwalk Pipeline’s pipeline services. Additionally, natural gas competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal and fuel oils. The natural gas industry has built, or is in the process of completing, significant new pipeline infrastructure that will support the development of unconventional natural gas supply basins across the U.S. Additional pipeline infrastructure projects are being proposed. These new pipeline developments have increased competition in certain pipeline markets, resulting in lower price differentials between physical locations (basis spreads). Basis spreads can impact the rates Boardwalk Pipeline will be able to negotiate with its customers when contracts come up for renewal. Each year a portion of Boardwalk Pipeline’s capacity becomes subject to re-contracting risk. For example, approximately 14.0% of Boardwalk Pipeline’s contracts are due to expire in 2010. Increased competition could reduce the volumes of gas transported by Boardwalk Pipeline’s systems or, in instances where Boardwalk Pipeline does not have long term contracts with fixed rates, could force Boardwalk Pipeline to decrease its transportation or storage rates.

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

We and our subsidiaries are subject to litigation in the normal course of business. Litigation is costly and time consuming to defend and could result in a material expense. Please read information on litigation included in the MD&A under Item 7 and Notes 9 and 19 of the Notes to Consolidated Financial Statements included under Item 8. Certain of the litigation risks faced by us and our subsidiaries are as follows:

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

Our success and the success of our operating subsidiaries substantially depends upon each company’s ability to attract and retain high quality executives and other qualified employees. In many instances, there may be only a limited number

Item 1A. Risk Factors

of available qualified executives in the business lines in which we and our subsidiaries compete and the loss of one or more key employees or the inability to attract and retain other talented personnel could impede the successful implementation of our and our subsidiaries’ business strategies. Diamond Offshore has experienced upward pressure on salaries and wages and increased competition for skilled workers as a result of the strong drilling market in recent years and has lost experienced personnel to competitors and customers. As a result, Diamond Offshore has implemented retention programs, including increases in compensation.

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

As awareness of climate change issues increases, governments around the world are beginning to address the matter. This may result in new environmental regulations that may unfavorably impact us, our subsidiaries and their suppliers and customers. We and our subsidiaries may be exposed to risks related to new laws or regulations pertaining to climate change, carbon emissions or energy use that could decrease the use of oil or natural gas, thus reducing demand for hydrocarbon-based fuel and related services or imposing significant new costs. Governments also may pass laws or regulations encouraging or mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas. In addition, changing global weather patterns have been associated with extreme weather events and could change longer-term natural catastrophe trends, including increasing the frequency and severity of hurricanes and other natural disasters which could increase future catastrophe losses at CNA and damage to property, disruption of business and higher operating costs at Diamond Offshore, Boardwalk Pipeline, HighMount and Loews Hotels.

There is currently no federal regulation that limits or imposes additional costs with respect to greenhouse gas (“GHG”) emissions in the U.S. However, several bills were introduced in Congress during 2009 that would regulate U.S. GHG emissions under a cap and trade system and some regulation of that type may be enacted in the U.S. in the near future. In addition, in September 2009, the EPA adopted regulations under the Clean Air Act requiring the monitoring and reporting of annual GHG emissions by operators of facilities that emit more than 25,000 metric tons of GHG per year,

Item 1A. Risk Factors

which includes Boardwalk Pipeline beginning in 2010 and may include HighMount beginning in 2011. Numerous states and several regional multi-state climate initiatives have announced or adopted plans to regulate GHG emissions, though the state programs vary widely. The establishment of a GHG reporting system and registry may be a first step toward broader regulation of GHG emissions. Compliance with future laws and regulations could impose significant costs on affected companies or adversely affect the demand for and the cost to produce and transport natural gas and oil, which would adversely affect the businesses of our energy subsidiaries.

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

Item 3. Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position and Offices Held	Age	First Became Officer

David B. Edelson	Senior Vice President	50	2005
Gary W. Garson	Senior Vice President, General Counsel and Secretary	63	1988
Herbert C. Hofmann	Senior Vice President	67	1979
Peter W. Keegan	Senior Vice President and Chief Financial Officer	65	1997
Richard W. Scott	Senior Vice President and Chief Investment Officer	56	2010
Kenneth I. Siegel	Senior Vice President	52	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	60	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	57	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	56	1987

Andrew H. Tisch and James S. Tisch are brothers and are cousins of Jonathan M. Tisch. None of the other officers or directors of Registrant is related to any other.

All of our executive officers except for Kenneth I. Siegel and Richard W. Scott have been engaged actively and continuously in our business for more than the past five years. Prior to joining us, Mr. Siegel was employed as a Managing Director in the Mergers & Acquisitions Department at Lehman Brothers Holdings Inc. and in 2009 at Barclays Capital Inc. in a similar capacity. Prior to joining us, Mr. Scott was employed at American International Group, Inc. for more than five years, serving in various senior investment positions, including Chief Investment Officer–Insurance Portfolio Management.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “L.” The following table sets forth the reported high and low sales prices in each calendar quarter:

	2009		2008

	High	Low	High	Low

First Quarter	$30.60	$17.40	$51.33	$37.65
Second Quarter	29.17	21.49	51.51	39.89
Third Quarter	35.49	25.27	49.32	35.00
Fourth Quarter	36.84	32.77	39.17	19.39

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our Peer Group (“Loews Peer Group”) for the five years ended December 31, 2009. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2004 and that all dividends were reinvested.

	2004	2005	2006	2007	2008	2009
Loews Common Stock	100.00	135.92	179.47	219.01	123.70	160.62
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Loews Peer Group (a)	100.00	133.59	152.24	174.46	106.30	136.35

(a)

The Loews Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries: Ace Limited, W.R. Berkley Corporation, Cabot Oil & Gas Corporation, The Chubb Corporation, Energy Transfer Partners L.P., ENSCO International Incorporated, The Hartford Financial Services Group, Inc., Kinder Morgan Energy Partners, L.P., Noble Corporation, Range Resources Corporation, Spectra Energy Corporation (included from December 14, 2006 when it began trading), Transocean, Ltd. and The Travelers Companies, Inc.

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.0625 per share of Loews common stock were paid in each calendar quarter of 2009 and 2008.

We paid quarterly cash dividends on the former Carolina Group stock until the Separation. Regular dividends of $0.455 per share of the former Carolina Group stock were paid in the first and second quarters of 2008.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2009 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	5,657,996	$31.24	3,447,947
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)	Reflects stock options and stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan.
(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

We have approximately 1,440 holders of record of Loews common stock.

Common Stock Repurchases

We repurchased Loews common stock in 2009 as follows:

Period	Total number of shares purchased	Average price paid per share

January 1, 2009 – March 31, 2009	0	N/A
April 1, 2009 – June 30, 2009	1,195,900	$26.79
July 1, 2009 – September 30, 2009	3,516,200	31.52
October 1, 2009 – December 31, 2009	5,811,700	35.26

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the change in methods of accounting for noncontrolling interests in consolidated financial statements, accounting for oil and gas reserves, and accounting for other-than-temporary impairments.

DELOITTE & TOUCHE LLP

New York, NY

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2009 listed in the Index at Item 8. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting related to noncontrolling interests in consolidated financial statements, accounting for oil and gas reserves, and accounting for other-than-temporary impairments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, NY

February 24, 2010

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2009	2008	2007	2006	2005

(In millions, except per share data)

Results of Operations:

Revenues	$14,117	$13,247	$14,302	$13,844	$12,197
Income before income tax	$1,730	$587	$3,194	$3,096	$659
Income from continuing operations	$1,385	$580	$2,199	$2,172	$621
Discontinued operations, net	(2)	4,713	901	818	739

Net income	1,383	5,293	3,100	2,990	1,360
Amounts attributable to noncontrolling interests	819	763	612	503	157

Net income attributable to Loews Corporation	$564	$4,530	$2,488	$2,487	$1,203

Income (loss) attributable to:
Loews common stock:
Income (loss) from continuing operations	$566	$(182)	$1,586	$1,672	$466
Discontinued operations, net	(2)	4,501	369	399	486

Loews common stock	564	4,319	1,955	2,071	952
Former Carolina Group stock:
Discontinued operations, net		211	533	416	251

Net income	$564	$4,530	$2,488	$2,487	$1,203

Diluted Net Income (Loss) Per Share:

Loews common stock:
Income (loss) from continuing operations	$1.31	$(0.38)	$2.96	$3.02	$0.84
Discontinued operations, net	(0.01)	9.43	0.69	0.72	0.87

Net income	$1.30	$9.05	$3.65	$3.74	$1.71

Former Carolina Group stock:
Discontinued operations, net	$-	$1.95	$4.91	$4.46	$3.62

Financial Position:

Investments	$46,034	$38,450	$46,669	$52,102	$43,612
Total assets	74,070	69,870	76,128	76,898	70,917
Debt	9,485	8,258	7,258	5,540	5,157
Shareholders’ equity	16,899	13,133	17,599	16,511	13,113
Cash dividends per share:
Loews common stock	0.25	0.25	0.25	0.24	0.20
Former Carolina Group stock	-	0.91	1.82	1.82	1.82
Book value per share of Loews common stock	39.76	30.18	32.42	30.17	23.68
Shares outstanding:
Loews common stock	425.07	435.09	529.68	544.20	557.54
Former Carolina Group stock	-	-	108.46	108.33	78.19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 67% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this Report to “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Consolidated Financial Results

Consolidated income from continuing operations for the year ended December 31, 2009 was $566 million, or $1.31 per share, compared to a loss of $182 million, or $0.38 per share, in 2008. Income from continuing operations for the 2009 fourth quarter was $403 million, or $0.94 per share compared to a loss of $958 million, or $2.20 per share in the 2008 fourth quarter.

Net income for 2009 amounted to $564 million compared to $4.5 billion in 2008. Net income in 2008 included a tax-free non-cash gain of $4.3 billion related to the Separation of Lorillard and an after tax gain of $75 million from the sale of Bulova, both reported as discontinued operations.

Net income and earnings (loss) per share information attributable to Loews common stock and our former Carolina Group stock is summarized in the table below.

Year Ended December 31	2009	2008
(In millions, except per share data)

Net income (loss) attributable to Loews common stock:
Income (loss) from continuing operations	$566	$(182)
Discontinued operations, net	(2)	4,501

Net income attributable to Loews common stock	564	4,319
Net income attributable to former Carolina Group stock –
Discontinued operations, net (a)		211

Net income (loss) attributable to Loews Corporation	$564	$4,530

Net income (loss) per share:
Loews common stock
Income (loss) from continuing operations	$1.31	$(0.38)
Discontinued operations, net	(0.01)	9.43

Loews common stock	$1.30	$9.05

Former Carolina Group stock – Discontinued operations, net (a)		$1.95

(a)	The Carolina Group and Carolina Group stock were eliminated as part of the Separation of Lorillard.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Results – (Continued)

Income from continuing operations primarily reflects improved net investment income and net investment gains at CNA, compared to a loss from continuing operations in the prior year. Net investment income benefited from higher limited partnership results, partially offset by the impact of lower short-term interest rates. In addition, higher investment income from the holding company trading portfolio contributed to the improved results.

Net investment losses were $503 million (after tax and noncontrolling interests) in 2009, compared to losses of $754 million in the prior year. The improvement was driven by a $217 million (after tax and noncontrolling interest) realized investment gain from the sale of CNA’s common stock holdings in Verisk Analytics, Inc. and decreased OTTI losses recognized in CNA’s available-for-sale portfolio. The OTTI losses in 2009 were primarily driven by the impact of difficult economic conditions on residential and commercial mortgage-backed securities and by credit issues in the financial sector.

These improvements were partially offset by a non-cash impairment charge of $660 million (after tax) in 2009 related to the carrying value of HighMount’s natural gas and oil properties, reflecting declines in commodity prices. Excluding impairment charges, HighMount’s results declined over the prior year due to decreased production volumes and lower natural gas prices. Results at Boardwalk Pipeline were lower primarily due to loss of revenues while remediating pipeline anomalies, and favorable one time transactions in 2008.

The prior year loss from continuing operations reflects a $440 million (after tax) non-cash impairment charge related to the carrying value of HighMount Exploration & Production LLC’s natural gas and oil properties, reflecting negative revisions in proved reserve quantities as a result of declines in commodity prices; a $314 million (after tax) non-cash goodwill impairment charge related to HighMount; and other-than-temporary impairment (OTTI) losses related to CNA’s investment portfolio.

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Liquidity and Capital Resources – CNA Financial, below) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

Book value per common share increased to $39.76 at December 31, 2009 as compared to $30.18 at December 31, 2008.

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

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The ceding of insurance does not discharge CNA of its primary liability under insurance contracts written by CNA. An exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, CNA’s past experience and current economic conditions. Further information on CNA’s reinsurance program is included in Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

Litigation

We and our subsidiaries are involved in various legal proceedings that have arisen during the ordinary course of business. We evaluate the facts and circumstances of each situation, and when management determines it necessary, a liability is estimated and recorded. Please read Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

Valuation of Investments and Impairment of Securities

The Company classifies its fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value. The determination of fair value requires management to make a significant number of assumptions, particularly with respect to asset-backed securities. Due to the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in the near term could have a material adverse impact on our results of operations and/or equity.

CNA’s investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of whether a credit loss exists on impaired securities, which results in the recognition of impairment losses in earnings. CNA has an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on CNA’s process for evaluating impairments is included in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

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

Payout Annuity Contracts

Reserves for CNA’s payout annuity products are based on certain assumptions including mortality and interest rates. The adequacy of the reserves is contingent on actual experience related to these key assumptions. If actual experience

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates – (Continued)

differs from these assumptions, reserves may not be adequate, requiring CNA to add to its reserves, or take unfavorable development. Therefore, our results of operations and/or equity could be adversely impacted.

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

In 2009, the Company recorded an expense of $65 million for pension and other postretirement benefit plans. Based on current assumptions, the expected expense for the 2010 pension and other postretirement benefit plans is approximately $50 million.

Further information on our pension and postretirement benefit obligations is included in Note 16 of the Notes to Consolidated Financial Statements included under Item 8.

Valuation of HighMount’s Proved Reserves

HighMount follows the full cost method of accounting for natural gas and oil exploration and production (“E&P”) activities prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized and subsequently depleted using the units-of-production method. The depletable base of costs includes estimated future costs to be incurred in developing proved natural gas and natural gas liquids (“NGLs”) reserves, as well as capitalized asset retirement costs, net of projected salvage values. Capitalized costs in the depletable base are subject to a ceiling test prescribed by the SEC. The test limits capitalized amounts to a ceiling the present value of estimated future net revenues to be derived from the production of proved natural gas and NGL reserves, using calculated average prices adjusted for any cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. HighMount performs the ceiling test quarterly. At March 31, 2009 and December 31, 2008, total capitalized costs exceeded the ceiling and HighMount recognized non-cash impairment charges of $1,036 million ($660 million after tax) and $691 million ($440 million after tax), related to the carrying value of natural gas and oil properties, as discussed further in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. In addition, gains or losses on the sale or other disposition of natural gas and NGL properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

HighMount’s estimate of proved reserves requires a high degree of judgment and is dependent on factors such as historical data, engineering estimates of proved reserve quantities, estimates of the amount and timing of future expenditures to develop the proved reserves, and estimates of future production from the proved reserves. HighMount’s estimated proved reserves as of December 31, 2009 and 2008 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.

Ryder Scott Company, L.P., an independent third party petroleum engineering consulting firm, has audited HighMount’s reserve estimates in accordance with the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. Given the volatility of natural gas and

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and intangibles with finite lives are reported at the lower of the carrying amount or fair value. The Company uses a probability-weighted cash flow analysis to test property and equipment for impairment based on relevant market data. Management’s cash flow assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from the reported amounts.

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

The Company has not established deferred tax liabilities for certain of its foreign earnings as it intends to indefinitely reinvest those earnings to finance foreign activities. However, if these earnings become subject to U.S. federal tax, any required provision could have a material impact on our financial results.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

As a result of CNA’s realignment of management responsibilities, CNA revised its property and casualty segments in the fourth quarter of 2009. There was no change in CNA’s Life & Group Non-Core and Other Insurance segments. Prior period segment disclosures have been conformed to the current year presentation. The new segment structure reflects the way CNA management currently reviews results and makes business decisions.

CNA’s core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Previously,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

CNA’s international operations were treated as a separate business unit within CNA Specialty. The products sold through CNA’s international operations are now reflected within CNA Specialty and CNA Commercial in a manner that aligns with the products within each segment. Additionally, CNA’s excess and surplus lines, which were previously included in CNA Specialty, are now included in CNA Commercial, as part of CNA Select Risk.

CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Other Insurance. Life & Group Non-Core primarily includes the results of the life and group lines of business that have been placed in run-off. Other Insurance primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of asbestos and environmental pollution (“A&E”).

Reserves – Estimates and Uncertainties

CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (“IBNR”). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the Segment Results section of this MD&A and in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

•	increases in the number and size of claims relating to injuries from various medical products including pharmaceuticals;

•

the effects of recessionary economic conditions and financial reporting scandals, which have resulted in an increase in the number and size of claims, due to corporate failures; these claims include both directors and officers (“D&O”) and errors and omissions (“E&O”) insurance claims;

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies;

•	clergy abuse claims, including passage of legislation to reopen or extend various statutes of limitations; and

•	mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss and various other chemical and radiation exposure claims.

CNA’s experience has been that establishing reserves for casualty coverages relating to A&E claims and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported A&E claims are subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

•	inconsistent court decisions and developing legal theories;

•	continuing aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the frequency of A&E claims;

•	changes in the severity of claims, including bodily injury claims for malignancies arising out of exposure to asbestos;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	CNA’s ability to recover reinsurance for A&E claims; and

•	Changes in the legal and legislative environment in which CNA operates.

It is also difficult to forecast changes in the legal and legislative environment and the impact on the future development of A&E claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. For A&E, CNA regularly monitors its exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, CNA performs a ground up analysis on its exposures. CNA’s actuaries, in conjunction with its specialized claim unit, use various modeling techniques to estimate its overall exposure to known accounts. CNA uses this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report A&E exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for A&E claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in CNA’s claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the A&E Reserves section of this MD&A and Note 9 of the Notes to Consolidated Financial Statements included under Item 8 for additional information relating to A&E claims and reserves.

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

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. CNA Specialty and CNA Commercial contain both long-tail and short-tail exposures. Other Insurance contains long-tail exposures.

Various methods are used to project ultimate loss for both long-tail and short-tail exposures including, but not limited to, the following:

•	Paid Development,

•	Incurred Development,

•	Loss Ratio,

•	Bornhuetter-Ferguson Using Premiums and Paid Loss,

•	Bornhuetter-Ferguson Using Premiums and Incurred Loss,

•	Frequency times Severity, and

•	Stochastic modeling.

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

The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful for immature accident periods or if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.

The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method and requires analysis of the same factors described above. This method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the paid development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the paid development method requires consideration of all factors listed in the description of the paid development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.

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

The Frequency times Severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

Stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled. For some products, CNA uses models which rely on historical development patterns at an aggregate level, while other products are modeled using individual claim variability assumptions supplied by the claims department. In either case, multiple simulations are run and the results are analyzed to produce a range of potential outcomes. The results will typically include a mean and percentiles of the possible reserve distribution which aid in the selection of a point estimate.

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

Periodic Reserve Reviews

The reserve analyses performed by CNA’s actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with CNA’s senior management to determine the best estimate of reserves. This group considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, pricing and underwriting trends in the insurance market, and legal, judicial, social and economic trends.

CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, consideration of the factors cited above, and its judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.

Currently, CNA’s recorded reserves are modestly higher than the actuarial point estimate. For both CNA Commercial and CNA Specialty, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, tort reform roll-backs which may adversely impact claim costs, and the effects of the recessionary economy. For Other Insurance, the carried reserve is relatively consistent with the actuarial point estimate.

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

Within CNA Specialty, CNA believes a material deviation to its net reserves is reasonably possible for professional liability and related business. This business includes professional liability coverages provided to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9.0%, CNA estimates that the net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3.0%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for this business were approximately $4.9 billion at December 31, 2009.

Within CNA Commercial, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are workers’ compensation and general liability.

For CNA Commercial workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $450 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $400 million. CNA’s net reserves for CNA Commercial workers’ compensation were approximately $4.8 billion at December 31, 2009.

For CNA Commercial general liability, the most significant factor affecting reserve estimates is severity. Claim severity is driven by changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6.0%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3.0%, CNA estimates that its net reserves would decrease by approximately $100 million. CNA’s net reserves for CNA Commercial general liability were approximately $3.3 billion at December 31, 2009.

Within Other Insurance, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are CNA Re and A&E.

For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 40.0%, CNA estimates that its net reserves for CNA Re would increase by approximately $100 million. If the estimated incurred development factor for CNA Re decreases by 30.0%, CNA estimates that its net reserves would decrease by approximately $75 million. CNA’s net reserves for CNA Re were approximately $0.7 billion at December 31, 2009.

For A&E, the most significant factor affecting reserve estimates is overall account severity. Overall account severity for A&E reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account severity for A&E increases approximately 20.0%, CNA estimates that its A&E net reserves would increase by approximately $300 million. If the estimated overall account severity for A&E decreases by approximately 10.0%, CNA estimates that its A&E net reserves would decrease by approximately $150 million. CNA’s net reserves for A&E were approximately $1.4 billion at December 31, 2009.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

that have caused CNA to change its reserves in prior periods and could lead to the identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations and equity and CNA’s business, insurer financial strength and debt ratings positively or negatively. See the Ratings section of this MD&A for further information regarding CNA’s financial strength and debt ratings.

Segment Results

CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income the after tax effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance. In evaluating the results of the CNA Specialty and CNA Commercial segments, CNA utilizes the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

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

The following discusses the results of continuing operations for CNA’s operating segments.

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

Year Ended December 31	2009	2008	2007
(In millions, except %)

Net written premiums	$2,684	$2,719	$2,766
Net earned premiums	2,697	2,755	2,759
Net investment income	526	354	493
Net operating income	532	372	467
Net realized investment losses	(110)	(150)	(41)
Net income	422	222	426

Ratios:
Loss and loss adjustment expense	56.9%	61.7%	62.5%
Expense	29.3	27.3	25.8
Dividend	0.3	0.5	0.2

Combined	86.5%	89.5%	88.5%

2009 Compared with 2008

Net written premiums for CNA Specialty decreased $35 million in 2009 as compared with 2008. The decrease in net written premiums was driven by CNA’s architects and engineers and surety bond lines of business, as current economic conditions have led to decreased insured exposures. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net written premiums were also unfavorably impacted by foreign exchange. Net earned premiums decreased $58 million as compared with the same period in 2008, consistent with the trend of lower net written premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

CNA Specialty’s average rate decreased 2.0% for 2009 as compared to a decrease of 4.0% for 2008 for policies that renewed in each period. Retention rates of 85.0% were achieved for those policies that were available for renewal in each period.

Net income improved $200 million in 2009 as compared with 2008. This increase was due to improved net operating income and lower net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income improved $160 million in 2009 as compared with 2008, primarily due to higher net investment income and increased favorable net prior year development.

The combined ratio improved 3.0 points in 2009 as compared with 2008. The loss ratio improved 4.8 points primarily due to increased favorable net prior year development. The expense ratio increased 2.0 points in 2009 as compared with 2008, primarily due to higher underwriting expenses and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.

Favorable net prior year development of $224 million was recorded in 2009 compared to $106 million in 2008. Further information on CNA Specialty net prior year development for 2009 and 2008 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for CNA Specialty:

December 31	2009	2008
(In millions)

Gross Case Reserves	$2,208	$2,105
Gross IBNR Reserves	4,714	4,616

Total Gross Carried Claim and Claim Adjustment Expense Reserves	6,922	$6,721

Net Case Reserves	$1,781	$1,639
Net IBNR Reserves	4,085	3,896

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,866	$5,535

2008 Compared with 2007

Net written premiums for CNA Specialty decreased $47 million in 2008 as compared with 2007. Premiums written in 2008 were unfavorably impacted by competitive market conditions resulting in decreased production, as compared with 2007, primarily in professional management and liability lines. The unfavorable impact in premiums written was partially offset by decreased ceded premiums primarily due to decreased use of reinsurance. Net earned premiums decreased $4 million as compared with the same period in 2007, consistent with the decrease in net written premiums.

CNA Specialty’s rate on average decreased 4.0% for 2008, as compared to a decrease of 5.0% for 2007 for policies that renewed in each period. Retention rates of 85.0% and 83.0% were achieved for those policies that were up for renewal in each period.

Net income decreased $204 million in 2008 as compared with 2007. This decrease was primarily attributable to higher net realized investment losses and lower net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income decreased $95 million in 2008 as compared with 2007. This decrease was primarily driven by significantly lower net investment income and decreased current accident year underwriting results. These unfavorable results were partially offset by the impact of favorable net prior year development in 2008 as compared to unfavorable net prior year development in 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

The combined ratio increased 1.0 point in 2008 as compared with 2007. The loss ratio improved 0.8 points, primarily due to the impact of development. This was partially offset by higher current accident year loss ratios recorded primarily in CNA’s E&O and D&O coverages for financial institutions due to the financial markets credit crisis in 2008.

The expense ratio increased 1.5 points in 2008 as compared with 2007. The increase primarily related to increased underwriting expenses and reduced ceding commissions.

Favorable net prior year development of $106 million was recorded in 2008 compared to unfavorable net prior year development of $24 million in 2007. Further information on CNA Specialty net prior year development for 2008 and 2007 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

Year Ended December 31	2009	2008	2007

(In millions, except %)

Net written premiums	$3,448	$3,770	$4,007
Net earned premiums	3,432	3,787	4,104
Net investment income	922	603	1,006
Net operating income	456	261	619
Net realized investment losses	(209)	(302)	(93)
Net income (loss)	247	(41)	526

Ratios:
Loss and loss adjustment expense	69.6%	73.0%	66.8%
Expense	35.2	31.2	32.1
Dividend	0.3		0.2

Combined	105.1%	104.2%	99.1%

2009 Compared with 2008

Net written premiums for CNA Commercial decreased $322 million in 2009 as compared to 2008. Written premiums declined in most lines primarily due to general economic conditions. Current economic conditions have led to decreased insured exposures, such as in small businesses and in the construction industry due to smaller payrolls and reduced project volume. This, along with competitive market conditions, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $355 million in 2009 as compared with 2008, consistent with the trend of lower net written premiums. Premiums were also impacted by unfavorable premium development recorded in 2009 and unfavorable foreign exchange.

CNA Commercial’s average rate was flat, as compared to a decrease of 4.0% for 2008 for policies that renewed in each period. Retention rates of 81.0% were achieved for those policies that were available for renewal in both periods.

Net results improved $288 million in 2009 as compared with 2008. This improvement was due to increased net operating income and decreased net realized investment losses. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

Net operating income improved $195 million in 2009 compared with 2008. This improvement was primarily driven by higher net investment income and lower catastrophe losses. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes.

The combined ratio increased 0.9 points in 2009 as compared with 2008. The loss ratio improved 3.4 points primarily due to decreased catastrophe losses, partially offset by the impact of higher current accident year non-catastrophe loss ratios. Catastrophe losses were $82 million, or 2.4 points of the loss ratio, for 2009 as compared to $343 million, or 9.0 points of the loss ratio, for 2008. The current accident year loss ratio, excluding catastrophe losses, was unfavorably

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

impacted by loss experience in several lines of business, including workers’ compensation and renewable energy, as well as several significant property losses.

The expense ratio increased 4.0 points in 2009 as compared with 2008, primarily related to higher underwriting expenses, unfavorable changes in estimates for insurance-related assessments and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.

In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial was reduced by $90 million for insolvent insureds. The reduction of this amount, which was reflected as unfavorable net prior year reserve development in 2008, had no effect on 2008 results of operations as CNA had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statements of Income.

Favorable net prior year development of $168 million was recorded in 2009, compared to favorable net prior year development of $96 million in 2008. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the 2008 results of operations, favorable net prior year development was $186 million. Further information on CNA Commercial net prior year development for 2009 and 2008 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for CNA Commercial:

December 31	2009	2008

(In millions)

Gross Case Reserves	$6,510	$6,772
Gross IBNR Reserves	6,495	6,837

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$13,005	$13,609

Net Case Reserves	$5,269	$5,505
Net IBNR Reserves	5,580	5,673

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,849	$11,178

2008 Compared with 2007

Net written premiums for CNA Commercial decreased $237 million in 2008 as compared with 2007. Premiums written in 2008 were unfavorably impacted by competitive market conditions resulting in decreased production, as compared with 2007, across most lines of business. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $317 million in 2008 as compared with 2007, consistent with the decreased net written premiums.

CNA Commercial’s average rate decreased 4.0% for 2008, as compared to a decrease of 3.0% for 2007 for policies that renewed in each period. Retention rates of 81.0% and 79.0% were achieved for those policies that were available for renewal in each period.

Net results decreased $567 million in 2008 as compared with 2007. This decrease was attributable to decreased net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income decreased $358 million in 2008 as compared with 2007. This decrease was primarily driven by significantly lower net investment income and higher catastrophe impacts. The catastrophe impacts were $207 million after tax and noncontrolling interest in 2008, which included a $6 million after tax and noncontrolling interest catastrophe-related insurance assessment, as compared to catastrophe losses of $44 million after tax and noncontrolling interest in 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

The combined ratio increased 5.1 points in 2008 as compared with 2007. The loss ratio increased 6.2 points primarily due to increased catastrophe losses. Catastrophes losses related to 2008 events had an adverse impact of 9.0 points on the loss ratio in 2008 compared with an adverse impact of 1.8 points in 2007.

The expense ratio decreased 0.9 points in 2008 as compared with 2007 primarily related to changes in the assessment rates imposed by certain states for insurance-related assessments. The dividend ratio decreased 0.2 points in 2008 as compared with 2007 due to increased favorable dividend development in the workers’ compensation line of business.

Favorable net prior year development of $96 million was recorded in 2008. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the 2008 results of operations, favorable net prior year development was $186 million. Favorable net prior year development of $183 million was recorded in 2007. Further information on CNA Commercial net prior year development for 2008 and 2007 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

Year Ended December 31	2009	2008	2007

(In millions)

Net earned premiums	$595	$612	$618
Net investment income	664	484	622
Net operating loss	(14)	(97)	(141)
Net realized investment losses	(138)	(212)	(33)
Net loss	(152)	(309)	(174)

2009 Compared with 2008

Net earned premiums for Life & Group Non-Core decreased $17 million in 2009 as compared with 2008. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss decreased $157 million in 2009 as compared with 2008. The decrease in net loss was primarily due to improved net realized investment results, favorable performance on CNA’s remaining pension deposit business as further discussed below, and a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay CNA a total of $130 million, which resulted in an after tax and noncontrolling interest gain of $55 million, net of reinsurance. This litigation was brought by CNA in response to its settlement of the IGI contingency in 2007, as discussed below.

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA recorded an additional pretax liability in Policyholders’ funds in 2008. Based on the increase in value of the investments supporting this business, CNA decreased this pretax liability by $42 million during 2009. During 2008, CNA increased this liability by $68 million.

These favorable impacts were partially offset by unfavorable results in CNA’s long term care business and a $25 million after tax and noncontrolling interest legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment. The limited partnership investment supported the indexed group annuity portion of CNA’s pension deposit business.

Net investment income for the year ended December 31, 2008 included trading portfolio losses of $146 million, which were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. This trading portfolio supported the indexed group annuity portion of CNA’s pension deposit business. During 2008, CNA settled these liabilities with policyholders with no material impact to results of operations. That business had a net loss of $20 million for the year ended December 31, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

2008 Compared with 2007

Net earned premiums for Life & Group Non-Core decreased $6 million in 2008 as compared with 2007.

Net loss increased $135 million in 2008 as compared with 2007. The increase in net loss was primarily due to increased net realized investment losses and adverse investment performance on a portion of CNA’s pension deposit business. As discussed above, during 2008, CNA recorded a pretax liability of $68 million in Policyholders’ funds due to the performance of the related assets supporting the pension deposit business in 2008. There was no liability recorded in 2007 related to this business.

The net loss in 2007 included an after tax and noncontrolling interest loss of $96 million related to the settlement of the IGI contingency. The IGI contingency related to reinsurance arrangements with respect to personal accident insurance coverages provided between 1997 and 1999 which were the subject of arbitration proceedings.

The decreased net investment income included a decline of trading portfolio results, which was substantially offset by a corresponding decrease in the policyholders’ fund reserves supported by the indexed group annuity trading portfolio. The trading portfolio supported the indexed group annuity portion of CNA’s pension deposit business. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

Year Ended December 31	2009	2008	2007

(In millions)

Net investment income	$208	$178	$312
Net operating income (loss)	(70)	(48)	5
Net realized investment losses	(48)	(92)	(13)
Net loss	(118)	(140)	(8)

2009 Compared with 2008

Net loss decreased $22 million in 2009 as compared with 2008, primarily due to improved net realized investment results and higher net investment income. Partially offsetting these favorable items was increased unfavorable net prior year development primarily related to A&E.

Unfavorable net prior year development of $184 million was recorded in 2009, including $79 million for asbestos exposures and $76 million for environmental pollution exposures. In CNA’s most recent actuarial ground up review CNA noted adverse development in various asbestos accounts due to increases in average claim severity and defense expense arising from increased trial activity. Additionally, CNA has not seen a decline in the overall emergence of new accounts during the last few years. CNA noted adverse development in various pollution accounts due to changes in the liabilities attributed to its policyholders and adverse changes in case law impacting insurers’ coverage obligations. These changes in turn increased CNA’s account estimates on certain accounts. In addition, the frequency of environmental pollution claims did not decline at the rate previously anticipated. Unfavorable net prior year development of $122 million was recorded in 2008. Further information on Other Insurance net prior year development for 2009 and 2008 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

The following table summarizes the gross and net carried reserves for the Other Insurance segment:

December 31	2009	2008

(In millions)

Gross Case Reserves	$1,548	$1,823
Gross IBNR Reserves	2,458	2,578

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,006	$4,401

Net Case Reserves	$972	$1,126
Net IBNR Reserves	1,515	1,561

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,487	$2,687

2008 Compared with 2007

Net results decreased $132 million in 2008 as compared with 2007. This decrease was primarily due to lower net investment income, higher net realized investment losses and expenses associated with a legal contingency. These unfavorable impacts were partially offset by a $27 million release from the allowance for uncollectible reinsurance receivables arising from a change in estimate. In addition, the 2007 results included current accident year losses related to certain mass torts.

Unfavorable net prior year development of $122 million was recorded during 2008. Unfavorable net prior year development of $86 million was recorded in 2007. Further information on Other Insurance’s net prior year development for 2008 and 2007 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims.

Establishing reserves for A&E claim and claim adjustment expenses is subject to a higher degree of variability due to a number of factors, as further discussed in the Reserve Estimates & Uncertainties section of this MD&A. Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for A&E and due to the significant uncertainties described related to A&E claims, CNA’s ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to our results of operations and equity, and CNA’s business, insurer financial strength and debt ratings.

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

Despite the decrease in new claim filings in recent years, there are several factors, in CNA’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities that are now bankrupt continue to seek other viable targets. As plaintiff attorneys named additional defendants to new and existing asbestos bodily injury lawsuits, CNA experienced an increase in the total number of policyholders with current asbestos claims. Companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – CNA Financial – (Continued)

no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices have succeeded in litigation, and are continuing to be litigated. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion. Challenges to these practices are being mounted, though the ultimate impact or success of these tactics remains uncertain.

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

Diamond Offshore

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

Demand affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, Diamond Offshore may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues.

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

The global economy remained weak in the fourth quarter of 2009 and into the first quarter of 2010, and energy prices continued to be volatile. Given the unpredictable economic environment, the demand for Diamond Offshore’s services and the dayrates it was able to command for new contracts softened. This volatility and uncertainty could continue until the global economy improves. Absent global economic improvement, the decline in drilling activity could be further exacerbated by the influx of new build rigs over the next several years, particularly in regard to jack-up units. Diamond Offshore has experienced negative effects of the current market such as customer credit problems, customers attempting to renegotiate or terminate contracts, one customer seeking bankruptcy protection, a further slowing in the pace of new contracting activity, declines in dayrates for new contracts, declines in utilization and the stacking of idle equipment. Nevertheless, during 2009, Diamond Offshore added new commitments to its contract backlog. Diamond Offshore entered 2010 with a contract backlog approaching $8.5 billion, which it expects to help mitigate the impact of the current market in 2010.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of February 1, 2010, October 22, 2009 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009) and February 5, 2009 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2008). The October 2009 period includes both firm commitments (typically represented by signed contracts), as well as previously-disclosed letters of intent (“LOIs”), where indicated. An LOI is subject to customary conditions, including the execution of a definitive agreement, and as such may not result in a binding contract. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95.0% - 98.0% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Diamond Offshore – (Continued)

contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	February 1, 2010 (a)(b)	October 22, 2009 (c)	February 5, 2009
(In millions)

High specification floaters (a) (c)	$4,177	$4,450	$4,448
Intermediate semisubmersible rigs (b)	4,030	4,061	5,985
Jack-ups	249	249	421

Total	$8,456	$8,760	$10,854

(a)

Contract drilling backlog as of February 1, 2010 for Diamond Offshore’s high specification floaters includes $1.3 billion attributable to expected operations offshore Brazil for the years 2010 to 2016.

(b)

Contract drilling backlog as of February 1, 2010 for Diamond Offshore’s intermediate semisubmersible rigs includes $2.9 billion attributable to expected operations offshore Brazil for the years 2010 to 2015.

(c)

Contract drilling backlog as of October 22, 2009 included an aggregate $124 million in contract drilling revenue related to future work for one of Diamond Offshore’s high specification floaters for which a definitive agreement was subsequently reached.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of February 1, 2010.

Year Ended December 31	Total	2010	2011	2012	2013 - 2016
(In millions)

High specification floaters (a)	$4,177	$1,536	$1,245	$570	$826
Intermediate semisubmersible rigs (b)	4,030	1,393	1,026	860	751
Jack-ups	249	210	39

Total	$8,456	$3,139	$2,310	$1,430	$1,577

(a)

Contract drilling backlog as of February 1, 2010 for Diamond Offshore’s high specification floaters includes $374 million, $294 million and $135 million for the years 2010, 2011 and 2012, and $476 million in the aggregate for the years 2013 to 2016 attributable to expected operations offshore Brazil.

(b)

Contract drilling backlog as of February 1, 2010 for Diamond Offshore’s intermediate semisubmersible rigs includes $715 million, $788 million and $732 million for the years 2010, 2011 and 2012, and $698 million in the aggregate for the years 2013 to 2015 attributable to expected operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of February 1, 2010. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). The total available days have been calculated based on the expected final commissioning date for the Ocean Valor.

Year Ended December 31	2010 (a)	2011 (a)	2012	2013 - 2016
High specification floaters	84.0%	57.0%	27.0%	10.0%
Intermediate semisubmersible rigs	78.0	54.0	44.0	10.0
Jack-ups	42.0	6.0

(a)	Includes approximately 970 and 80 scheduled shipyard, survey and mobilization days for 2010 and 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Diamond Offshore – (Continued)

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2009, 2008 and 2007 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2009	2008	2007
(In millions)

Revenues:
Contract drilling	$3,537	$3,476	$2,506
Net investment income	4	12	34
Investment gains (losses)	1	1	(1)
Other revenue	112	(2)	77

Total	3,654	3,487	2,616

Expenses:
Contract drilling	1,224	1,185	1,004
Other operating	515	448	355
Interest	50	10	20

Total	1,789	1,643	1,379

Income before income tax	1,865	1,844	1,237
Income tax expense	(540)	(582)	(429)

Net income	1,325	1,262	808
Amounts attributable to noncontrolling interests	(682)	(650)	(415)

Net income attributable to Loews Corporation	$643	$612	$393

2009 Compared with 2008

Revenues increased $167 million, or 4.8%, and net income increased $31 million or 5.1%, in 2009, as compared to 2008. During 2009 Diamond Offshore’s contracted revenue backlog partially mitigated the impact of the global economic recession on its industry. However, Diamond Offshore’s operating results also reflect the negative impact of ready stacking the Ocean Star, Ocean Victory, Ocean Guardian and Ocean Scepter for extended periods and the cold stacking of three mat-supported jack-up rigs in the U.S. Gulf of Mexico. In addition, the international jack-up market, which had been strong throughout the majority of 2008, also reflected softening demand and reduced dayrates during 2009.

Revenues from high specification floaters and intermediate semisubmersible rigs increased $128 million in 2009, as compared to 2008. Revenues increased in 2009, primarily due to increased dayrates of $120 million and utilization of $8 million.

Revenues from jack-up rigs decreased $68 million in 2009, as compared to 2008, due primarily to decreased utilization of $80 million, partially offset by increased dayrates of $12 million in 2009.

Net income increased in 2009 as compared to 2008, primarily due to the changes in revenues as noted above. Operating costs are inclusive of normal operating costs for the recently upgraded Ocean Monarch and Diamond Offshore’s new jack-ups Ocean Shield and Ocean Scepter, as well as contract preparation, partially offset by lower operating costs resulting from the decline in utilization and overall lower survey and related costs compared to the prior period. Depreciation expense increased $59 million during 2009 due to a higher depreciable asset base. Interest expense increased in 2009, by $40 million due to the additional expense related to the issuance of 5.9% senior notes in May of 2009, the issuance of 5.7% senior notes in October of 2009 and the reduction of capitalized interest resulting from completion of construction projects.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Diamond Offshore – (Continued)

2008 Compared with 2007

Revenues increased by $871 million, or 33.3%, and net income increased by $219 million, or 55.7%, in 2008, as compared to 2007. Continued high overall utilization and historically high dayrates for Diamond Offshore’s floater fleet contributed to an overall increase in net income. In many of the floater markets in which Diamond Offshore operates, average realized dayrates increased as Diamond Offshore’s rigs operated under contracts at higher dayrates than those earned during 2007. Diamond Offshore’s results for the year ended December 31, 2008 were impacted by $54 million in pretax losses on foreign currency forward exchange contracts ($37 million in net unrealized losses resulting from mark-to-market accounting on Diamond Offshore’s open positions at December 31, 2008 and $17 million in net realized losses on settlement), which is included in Other revenues.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $892 million in 2008, as compared to 2007. The increase primarily reflects increased dayrates of $767 million and increased utilization of $110 million.

Revenues from jack-up rigs increased $79 million in 2008, as compared to 2007, due primarily to increased utilization of $96 million, partially offset by decreased dayrates of $20 million. Revenues were favorably impacted by an increase in the recognition of mobilization fees and other operating revenues, primarily for the Ocean Scepter, of $3 million in 2008.

Net income increased in 2008, as compared to 2007, due to the revenue increases as noted above, partially offset by increased contract drilling expenses. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of Diamond Offshore’s drilling units across its fleet, additional survey and related maintenance costs, contract preparation and mobilization costs. Diamond Offshore’s results for 2008 also include normal operating costs for its newly constructed jack-up rigs, the Ocean Shield and Ocean Scepter, that began operating offshore Malaysia in the second quarter of 2008 and offshore Argentina during the third quarter of 2008. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses, including higher costs associated with hiring and retaining skilled personnel for Diamond Offshore’s worldwide offshore fleet. Results for 2008 were also adversely impacted by a $32 million provision for bad debt related to a North Sea semisubmersible rig contracted to a U.K. customer that has entered into administration.

Interest expense decreased $10 million in 2008, primarily due to the reduced interest expense and the absence of a $9 million write-off of debt issuance costs related to conversions of Diamond Offshore’s 1.5% debentures into common stock in 2007.

In connection with a non-recurring distribution of $850 million from a Diamond Offshore foreign subsidiary, a portion of which consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax, Diamond Offshore recognized $59 million of U.S. federal income tax expense in 2007.

HighMount

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

Results of Operations – HighMount – (Continued)

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

During 2009, natural gas prices decreased significantly compared to 2008, due largely to increased onshore natural gas production, plentiful levels of working gas in storage and reduced demand. The increase in onshore natural gas production was due largely to increased production from “unconventional” sources of natural gas such as shale gas, coalbed methane and tight sandstones, made possible in recent years by modern technology in creating extensive artificial fractures around well bores and advances in horizontal drilling technology. At the same time, drilling costs remained high in the first half of 2009 and did not decrease until late in the third quarter. In light of these developments, HighMount elected to substantially reduce its 2009 drilling activity earlier in the year and implemented a limited drilling program in the second half of the year. Also, as a result of the low natural gas prices, HighMount elected to curtail production during the third and fourth quarters. Reduced drilling activity and well curtailments negatively impact production volumes.

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

As part of the acquisition of exploration and production assets from Dominion Resources, Inc. in July of 2007, HighMount assumed an obligation to deliver specified quantities of natural gas under previously existing Volumetric Production Payment (“VPP”) agreements, which expired in February of 2009. Natural gas sales and production costs related to the VPP agreements were not recognized in HighMount’s results. Upon expiration of the VPP agreements, HighMount recognized additional gas sales volume of 7.9 Bcf and the related production costs during the year ended December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – HighMount – (Continued)

Presented below are production and sales statistics related to HighMount’s operations for the years ended December 31, 2009, 2008 and 2007:

Year Ended December 31	2009	2008	2007 (a)

Gas production (Bcf)	77.0	78.9	34.0
Gas sales (Bcf)	70.8	72.5	31.4
Oil production/sales (Mbbls)	363.0	351.3	114.0
NGL production/sales (Mbbls)	3,315.9	3,507.4	1,512.9
Equivalent production (Bcfe)	99.0	102.0	43.8
Equivalent sales (Bcfe)	92.9	95.7	41.2

Average realized prices without hedging results:
Gas (per Mcf)	$3.72	$8.25	$5.95
NGL (per Bbl)	30.07	51.26	51.02
Oil (per Bbl)	55.37	95.26	83.37
Equivalent (per Mcfe)	4.13	8.48	6.65

Average realized prices with hedging results:
Gas (per Mcf)	$6.94	$7.71	$6.00
NGL (per Bbl)	30.98	47.73	46.41
Oil (per Bbl)	55.37	95.26	83.37
Equivalent (per Mcfe)	6.61	7.94	6.51

Average cost per Mcfe:
Production expenses	$1.10	$1.04	$0.89
Production and ad valorem taxes	0.36	0.70	0.54
General and administrative expenses	0.58	0.69	0.58
Depletion expense	0.98	1.58	1.41

(a)	HighMount commenced operations on July 31, 2007.

The following table summarizes the results of operations for HighMount for the years ended December 31, 2009, 2008 and 2007 as presented in Note 23 of the Notes to Consolidated Financial Statements included in Item 8.

Year Ended December 31	2009	2008	2007 (a)
(In millions)

Revenues:
Other revenue, primarily operating	$620	$770	$274
Investment gains			32

Total	620	770	306

Expenses:
Impairment of natural gas and oil properties	1,036	691
Impairment of goodwill		482
Operating	343	411	150
Interest	80	76	32

Total	1,459	1,660	182

Income (loss) before income tax	(839)	(890)	124
Income tax (expense) benefit	302	315	(46)

Net income (loss) attributable to Loews Corporation	$(537)	$(575)	$78

(a)	HighMount commenced operations on July 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – HighMount – (Continued)

2009 Compared to 2008

HighMount’s revenues decreased by $150 million to $620 million in 2009, compared to $770 million for 2008. This decrease was primarily due to lower commodity prices which decreased revenues by $405 million, partially offset by an increase of $282 million due to the effect of HighMount’s hedging activities. HighMount had hedges in place as of December 31, 2009 that covered approximately 64.0% and 35.0% of HighMount’s total estimated 2010 and 2011 natural gas equivalent production at a weighted average price of $6.43 and $6.49 per Mcfe. HighMount sales volumes were 92.9 Bcfe in 2009 compared to 95.7 Bcfe during 2008. This decrease reflects the reduction in HighMount’s drilling activity beginning in late 2008 and production curtailments during the third and fourth quarters of 2009, partially offset by the expiration of the VPP agreements in 2009.

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

Operating expenses primarily consist of production expenses, production and ad valorem taxes, general and administrative costs and DD&A. Operating expenses decreased by $68 million to $343 million in 2009, compared to $411 million in 2008. In 2009, HighMount elected to terminate contracts for five drilling rigs at its Permian Basin properties in the Sonora, Texas area and reduce its 2009 drilling activity which has reduced production volumes. The fee for exercising this early termination right of $23 million was charged to Operating expenses. Operating expenses in 2009 also included a $10 million impairment charge related to a decline in the market value of tubular goods inventory.

Production expenses totaled $102 million during 2009, compared to $99 million in 2008. The increase in production expense of $3 million was primarily due to $11 million in additional costs recognized as a result of the expiration of the VPP agreements in February of 2009, largely offset by an $8 million decrease due to cost cutting efforts. Production expenses on a per unit basis were $1.10 in 2009 compared to $1.04 in 2008. Production and ad valorem taxes were $33 million and $67 million for 2009 and 2008. The decrease of $34 million was due primarily to decreased production taxes as a result of lower natural gas and NGL prices during 2009. Production and ad valorem taxes were $0.36 per Mcfe in 2009 compared to $0.70 per Mcfe in 2008. General and administrative expenses declined to $56 million during 2009, compared to $68 million during 2008 primarily due to a decrease in compensation related expenses.

DD&A expenses declined to $119 million in 2009 from $177 million in 2008. DD&A expenses included depletion of natural gas and NGL properties of $97 million and $162 million for 2009 and 2008. HighMount’s depletion rate per Mcfe decreased by $0.60 per Mcfe to $0.98 per Mcfe in 2009, compared to $1.58 per Mcfe in 2008 primarily due to impairments of natural gas and oil properties recorded in December of 2008 and March of 2009, as well as lower projected future development costs.

2008 Compared to 2007

HighMount commenced operations on July 31, 2007, when it acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. Prior to the acquisition, natural gas forwards were entered into in order to manage the commodity price risk of the natural gas assets to be acquired. The mark-to-market adjustments related to these forwards have been reflected as investment gains in our results of operations. Concurrent with the closing of the acquisition, these forwards were designated as hedges and included in HighMount’s operating results or Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet.

HighMount’s revenues increased by $464 million to $770 million in 2008, compared to $306 million for 2007. HighMount commenced operations on July 31, 2007. This increase was primarily due to the increase in volumes sold of 54.5 Bcfe, which increased revenues by $362 million, as well as higher average commodity prices in 2008 compared to 2007, which contributed another $176 million to the increase in revenues. The increase in revenue due to higher volumes and prices was offset by a decrease of $46 million due to the effect of HighMount’s hedging activities.

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

Results of Operations – HighMount – (Continued)

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

Production and ad valorem taxes were $67 million and $22 million for 2008 and 2007. The increase of $45 million was due primarily to increased production taxes as a result of higher natural gas and NGL prices during 2008, increased production and appreciated property values. Production and ad valorem taxes were $0.70 per Mcfe in 2008 as compared to $0.54 per Mcfe in 2007. General and administrative expenses, which consist primarily of compensation related costs, increased by $44 million to $68 million during 2008, compared to $24 million during 2007, primarily due to the fact that the 2007 comparative period represents five months of activity, compared to twelve months of activity in 2008. General and administrative expense increased on a per Mcfe basis from $0.58 in 2007 to $0.69 in 2008 primarily due to increased headcount and compensation related expenses.

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

Boardwalk Pipeline

Boardwalk Pipeline derives revenues primarily from the interstate transportation and storage of natural gas for third parties. Transportation services consist of firm transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible transportation, whereby the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline offers firm storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. For the year ended December 31, 2009, the percentage of Boardwalk Pipeline’s total operating revenues associated with firm contracts was approximately 89.0%.

Boardwalk Pipeline is not in the business of buying and selling natural gas other than for system management purposes, but changes in the price of natural gas can affect the overall supply and demand of natural gas, which in turn can affect its results of operations. Boardwalk Pipeline’s business is affected by trends involving natural gas price levels and natural gas price spreads, including spreads between physical locations on its pipeline system, which affect transportation revenues, and spreads in natural gas prices across time (for example summer to winter), which primarily affects its storage and PAL revenues.

A significant portion of Boardwalk Pipeline’s operating revenues are derived from reservation charges under multi-year firm contracts. For the year ended December 31, 2009, 74.0% of Boardwalk Pipeline’s operating revenues were

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Boardwalk Pipeline – (Continued)

associated with reservation charges under firm contracts which do not vary based on capacity utilization. As of December 31, 2009, the weighted average contract life of Boardwalk Pipeline’s contracts was approximately 5.9 years. Boardwalk Pipeline’s business can be impacted by shifts in supply and demand dynamics, the mix of services requested by customers and by competition and regulatory requirements, particularly when accompanied by downturns or sluggishness in the economy, especially over a longer term.

Boardwalk Pipeline competes with numerous interstate and intrastate pipelines throughout its service territory to provide transportation and storage services for its customers. Despite these competitive conditions, substantially all of Boardwalk Pipeline’s operating capacity is contracted for under long-term firm agreements. In 2010, firm contracts representing approximately $101 million of annual reservation charges are due to expire, of which approximately $55 million has been recontracted for as of February 16, 2010. In 2009, Boardwalk Pipeline was successful in renewing and remarketing firm contracts representing approximately $113 million of annual reservation charges that were due to expire during that year, in many cases obtaining favorable rates and extended contract terms. Boardwalk Pipeline’s ability to remarket available capacity will be impacted by competition from other pipelines, natural gas price volatility, the price differential between locations on its pipeline systems, the economic slowdown and numerous other factors beyond its control.

Many of Boardwalk Pipeline’s producer customers have been negatively impacted by recent declines in natural gas prices which although remaining elevated from historical levels, have decreased substantially from the peak levels reached during the summer of 2008. This decline in prices has caused several of Boardwalk Pipeline’s producer customers to announce plans to decrease drilling levels and, in some cases, to consider shutting in natural gas production from some producing wells, which could adversely affect the volumes of natural gas Boardwalk Pipeline can transport. The majority of Boardwalk Pipeline’s revenues are derived from capacity reservation charges that are not impacted by the volume of natural gas transported; however, smaller portions of Boardwalk Pipeline’s revenues are derived from charges based on actual volumes transported under firm and interruptible services. For example, in 2009, approximately 26.0% of Boardwalk Pipeline’s revenues were derived from charges based on actual volumes transported. Lower volumes of natural gas transported would result in lower revenues from natural gas transportation operations. Based on the significant level of revenue Boardwalk Pipeline receives from reservation capacity charges under long-term contracts and Boardwalk Pipeline’s review of the recent announcements of drilling plans by its customers, Boardwalk Pipeline does not expect the current level of natural gas prices to have a significant adverse effect on its operating results. However, Boardwalk Pipeline cannot give assurances that this will be the case, or that commodity prices will not decline further, which could result in a further reduction in drilling activities by its customers.

In addition, spreads in natural gas prices between time periods, such as winter to summer, impact Boardwalk Pipeline’s PAL and interruptible storage revenues. These period to period price spreads were favorable in 2009 resulting in an increase in PAL and interruptible storage revenues as compared with the 2008 and 2007 periods. Boardwalk Pipeline cannot predict future time period spreads or basis differentials.

Expansion and Growth Projects

An abundance of recent natural gas supply discoveries in the Bossier Sands, Barnett Shale, Haynesville Shale, Fayetteville Shale and Caney Woodford Shale producing regions has formed the basis for the recent expansion of Boardwalk Pipeline’s pipeline system. Boardwalk Pipeline recently added approximately 1,000 miles of pipeline to its existing systems by completing the following projects: the East Texas Pipeline, the Southeast Expansion, the Gulf Crossing Project and the Fayetteville and Greenville Laterals.

For the East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline and the Fayetteville Lateral, Boardwalk Pipeline has entered into firm transportation contracts with shippers which would utilize the maximum capacity available from operating at higher than normal operating pressures (up to 0.80 of the pipe’s SMYS, which increases the peak-day transmission capacity of the pipeline as opposed to the normal operating pressure of up to 0.72 SMYS). PHMSA retains discretion as to whether to grant, or to maintain, the authority to operate a pipeline at higher than normal operating pressures. Absent the receipt and maintenance of authority from PHMSA to operate at higher than normal operating pressures, Boardwalk Pipeline would not be able to transport all of the contracted quantities of natural gas on these pipelines.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Boardwalk Pipeline – (Continued)

While completing the requirements to operate the East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline and the Fayetteville Lateral at higher than normal operating pressures, Boardwalk Pipeline discovered anomalies in certain pipeline segments on each of the projects. Accordingly, Boardwalk Pipeline reduced the operating pressures on each pipeline below normal operating pressures as Boardwalk Pipeline performed additional testing procedures, remediated the anomalies and continued to seek authority from PHMSA to increase operating pressures, first to normal operating pressures and subsequently to higher than normal operating pressures under the special permits. Boardwalk Pipeline also shut down pipeline segments for periods of time to remediate anomalies.

The pressure reductions and shutdowns that were undertaken to remediate anomalies on the expansion pipeline projects have reduced throughput and adversely impacted transportation revenues, net income and cash flows during 2009. At the same time, operating costs and expenses, particularly depreciation and property taxes, increased in 2009 due to costs associated with the expansion project pipelines being placed into service.

In December of 2009, Boardwalk Pipeline received authority from PHMSA to operate the East Texas Pipeline, Southeast Expansion and Gulf Crossing Project (42-inch pipeline expansion projects) under special permits that would allow each of these pipelines to operate at higher than normal operating pressures. Boardwalk Pipeline continues to work with PHMSA to obtain the authority to operate the Fayetteville Lateral at the higher than normal operating pressures. Unless Boardwalk Pipeline obtains PHMSA’s consent to increase operating pressures for the Fayetteville Lateral to higher than normal levels under the special permit, transportation revenues would not grow to the extent that Boardwalk Pipeline had originally expected, beginning in mid-2011, as the volume commitments on the Fayetteville Lateral under existing firm contracts increase. Absent authority to operate the Fayetteville Lateral at higher than normal operating pressures, Boardwalk Pipeline could also incur additional costs for system upgrades on that project to increase capacity to meet contracted volume commitments.

See Item 1A, Risk Factors – Boardwalk Pipeline needs to obtain and maintain authority from PHMSA to operate at higher than normal operating pressures for related information.

Set forth below is information with respect to the status of each of Boardwalk Pipeline’s expansion and growth projects.

East Texas Pipeline.  Portions of this pipeline were shut down for periods of time in May and July of 2009, during which time Boardwalk Pipeline completed the requisite anomaly remediation. In December of 2009, Boardwalk Pipeline received authority from PHMSA to operate the East Texas pipeline at higher than normal operating pressures, which provides a peak-day transmission capacity of 1.4 Bcf per day. Upon the completion of the Haynesville Project described below, the peak-day transmission capacity of this pipeline is expected to be 2.0 Bcf per day.

Southeast Expansion.  Portions of this pipeline were shut down for periods of time in May and July of 2009, during which time Boardwalk Pipeline completed the requisite anomaly remediation. In December of 2009, Boardwalk Pipeline received authority from PHMSA to operate the Southeast Expansion pipeline at higher than normal operating pressures, which provides a designated peak-day transmission capacity of 1.9 Bcf per day.

Gulf Crossing Project.  The Gulf Crossing Project was shut down the entire month of June of 2009, during which time Boardwalk Pipeline completed the requisite anomaly remediation. In December of 2009, Boardwalk Pipeline received authority from PHMSA to operate the Gulf Crossing Project pipeline at higher than normal operating pressures, which provides a peak-day transmission capacity of 1.4 Bcf per day. Boardwalk Pipeline expects to increase the peak-day transmission capacity of this pipeline to approximately 1.7 Bcf per day, by adding compression in the first quarter of 2010, which has been approved by FERC.

Fayetteville and Greenville Laterals.  During the third quarter of 2009, the initial testing of the Fayetteville and Greenville Laterals was completed and it was determined that approximately 1.0% of the pipeline joints contained anomalies. In September and October of 2009, portions of the Fayetteville and Greenville Laterals were shut down in order to remediate anomalies. Effective October 8, 2009, Boardwalk Pipeline received authority from PHMSA to operate the Fayetteville and Greenville Laterals at normal operating pressures, which has enabled Boardwalk Pipeline to meet its current contractual obligations of approximately 0.8 Bcf per day for the Fayetteville Lateral and 0.4 Bcf per day for the Greenville Lateral. Boardwalk Pipeline continues to seek authority to operate the Fayetteville Lateral at the higher than normal operating pressures. Until Boardwalk Pipeline has obtained PHMSA’s consent to increase operating pressures to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Boardwalk Pipeline – (Continued)

higher than normal levels under the special permit, it will not be able to operate that pipeline at its anticipated peak-day transmission capacity as contracted volumes increase in the future. The Greenville Lateral was constructed to operate at normal operating pressures and Boardwalk Pipeline is not seeking the authority to operate that pipeline at higher than normal operating pressures under a special permit.

In January of 2010, Boardwalk Pipeline added compression facilities that increased peak-day delivery capacity to approximately 1.0 Bcf per day on the Greenville Lateral and approximately 1.1 Bcf per day on the Fayetteville Lateral. The designed peak-day delivery capacity of the Fayetteville Lateral is approximately 1.3 Bcf per day once the authority to operate the Fayetteville Lateral at higher than normal operating pressures is received from PHMSA or Boardwalk Pipeline completes other system upgrades on that project. The increase in capacity to 1.3 Bcf per day will be needed to meet contractual commitments that will be in effect in mid-2011.

Haynesville Project.  The Haynesville Project consists of adding compression to the East Texas pipeline in Louisiana, which will add approximately 0.6 Bcf per day of peak-day transmission capacity with delivery capabilities from the DeSoto, Louisiana, area to the Perryville, Louisiana area. Boardwalk Pipeline recently received FERC approval for this expansion, which it anticipates will be in service in late 2010. Customers have contracted for substantially all of the capacity on this project at a weighted-average contract life of approximately 12.2 years.

Clarence Compression Project.  The Clarence Compression Project, which also targets production from the Haynesville Shale, will add approximately 0.1 Bcf per day of peak-day transmission capacity. This project will receive gas from the Holly Field area in Northwest Louisiana, and deliver to a point near Olla, Louisiana. Customers have contracted for approximately 0.1 Bcf per day of capacity with a weighted-average contract life of approximately 11.0 years. The compression is expected to be in service in late 2011, subject to FERC approval.

Western Kentucky Storage Expansion Project.  Boardwalk Pipeline has completed Phase III of the western Kentucky storage expansion project, which consisted of developing approximately 8.3 Bcf of new storage working gas capacity. Customers have contracted for all of the available capacity. Approximately 5.4 Bcf of capacity was placed into service in 2008 and Boardwalk Pipeline placed the remaining capacity into service in October of 2009. The total capital cost of this project was $69 million.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2009, 2008 and 2007 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2009	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$910	$845	$650
Net investment income		3	21

Total	910	848	671

Expenses:
Operating	621	498	381
Interest	132	58	61

Total	753	556	442

Income before income tax	157	292	229
Income tax expense	(44)	(79)	(68)

Net income	113	213	161
Amounts attributable to noncontrolling interests	(46)	(88)	(55)

Net income attributable to Loews Corporation	$67	$125	$106

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Boardwalk Pipeline – (Continued)

2009 Compared with 2008

Total revenues increased $62 million to $910 million in 2009, compared to $848 million for 2008. Gas transportation revenues, excluding fuel, increased $152 million, primarily from Boardwalk Pipeline’s expansion projects. PAL revenues increased $19 million due to increased parking opportunities and favorable summer-to-summer natural gas price spreads. These increases were partially offset by lower fuel revenues of $53 million due to unfavorable natural gas prices. The 2008 period was favorably impacted by gains of $35 million on the sale of gas related to the western Kentucky storage expansion, $17 million from the disposition of coal reserves and $11 million from the settlement of a contract claim.

Operating expenses increased $123 million to $621 million in 2009, compared to $498 million for 2008 primarily due to higher depreciation and property taxes of $116 million associated with a larger asset base from expansion. Operations and maintenance expenses increased $13 million primarily from increased maintenance projects and expansion related operations. Administrative and general expenses increased $11 million mainly due to increases in employee benefits as a result of lower returns on trust assets for pension and post-retirement benefit plans, and increases in unit-based compensation from an increase in the price of Boardwalk Pipeline’s common units. Operations and maintenance expenses and losses on disposal of assets were $8 million higher due to pipeline investigation and retirement costs related to the East Texas Pipeline. These increases were partially offset by a decrease in fuel and gas transportation expenses of $41 million primarily as a result of lower natural gas prices. The 2008 period was favorably impacted by a gain of $7 million due to a change in the employee paid time-off policy which resulted in a reserve reversal. Interest expense increased $74 million resulting from lower capitalized interest associated with placing expansion projects in service and higher debt levels in 2009.

Net income decreased $58 million to $67 million in 2009, compared to $125 million for 2008 primarily due to higher operating expenses, mainly as a result of increases in depreciation and property taxes associated with the expansion projects. The increase in expenses more than offset the increase in revenues from the expansion projects, which were approximately $122 million lower than expected due to operating the expansion pipelines at reduced operating pressures and portions of the expansion pipelines being shut down for periods of time during 2009. The 2008 period was favorably impacted by gains of $70 million from the disposition of coal reserves, gas sales associated with storage expansion, a change in the employee paid time-off policy and the settlement of a contract claim.

2008 Compared with 2007

Total revenues increased $177 million to $848 million in 2008, compared to $671 million for 2007. Gas transportation revenues, excluding fuel, increased $112 million, primarily from Boardwalk Pipeline’s expansion projects and higher no-notice transportation service and interruptible services on its existing assets. Fuel revenues increased $44 million due to expansion-related throughput and higher natural gas prices. Gas storage revenues increased $12 million related to an increase in storage capacity associated with Boardwalk Pipeline’s western Kentucky storage expansion project. These increases were partially offset by lower PAL revenues of $27 million due to unfavorable natural gas price spreads. Favorably impacting 2008 was a $17 million gain on the disposition of coal reserves, an $11 million gain from the settlement of a contract claim and a $12 million increase in gains on the sale of gas related to the western Kentucky storage expansion.

Operating expenses increased $117 million to $498 million in 2008, compared to $381 million for 2007 primarily due to increased depreciation and property taxes of $56 million associated with a larger asset base from expansion, increased fuel costs of $50 million mainly from providing service on the expansion projects and higher natural gas prices and $6 million of third party transportation costs associated with providing customers of the expansion projects access to off-system markets. Administrative and general expenses increased $5 million due to increased outside services mainly due to legal matters, information technology-related expenses from infrastructure improvements, corporate services, higher property insurance from an increase in rates and asset base and a bad debt recovery that favorably impacted the 2007 period. Additionally, in the fourth quarter of 2008, Boardwalk Pipeline changed its employee paid time-off benefits, resulting in a reduction in operation and maintenance expenses of $5 million and a reduction of administrative and general expenses of $2 million. The 2007 period was unfavorably impacted by a $15 million impairment charge related to Boardwalk Pipeline’s Magnolia storage project.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Boardwalk Pipeline – (Continued)

Net income increased $19 million to $125 million in 2008, compared to $106 million for 2007, primarily due to higher revenues from services associated with the expansion projects and gains from the disposition of coal reserves, gas sales associated with the storage expansion and the settlement of a contract claim. These increases were partially offset by lower PAL revenues due to unfavorable natural gas price spreads and higher depreciation and property tax expense due to an increase in the asset base from expansion. The 2007 net income was unfavorably impacted by a $15 million impairment charge related to Boardwalk Pipeline’s Magnolia storage facility.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2009, 2008 and 2007 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2009	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$284	$379	$382
Net investment income		1	2

Total	284	380	384

Expenses:
Operating	327	307	313
Interest	9	11	11

Total	336	318	324

Income (loss) before income tax	(52)	62	60
Income tax (expense) benefit	18	(22)	(24)

Net income (loss) attributable to Loews Corporation	$(34)	$40	$36

2009 Compared with 2008

Revenues decreased by $96 million or 25.3% in 2009 as compared to 2008. There was a net loss of $34 million in 2009 as compared to net income of $40 million in 2008.

Revenues decreased in 2009 as compared to 2008 due to a decrease in revenue per available room to $134.60, compared to $183.01 in 2008. Occupancy rates decreased from 73.3% to 66.4% in 2009 as compared to 2008. Average room rates decreased by $46.86 or 18.8% in 2009 as compared to 2008.

Results at Loews Hotels for 2009 were negatively impacted by the ongoing economic downturn. In 2009, Loews Hotels recorded a pretax charge of $10 million related to a development project commitment and a pretax charge of $10 million for a loan guarantee at a managed hotel. During 2009, Loews Hotels wrote down its entire investment in the Loews Lake Las Vegas, resulting in a pretax impairment charge of $27 million. Pretax income for 2008 reflects an $11 million gain related to an adjustment in the carrying value of a 50.0% interest in a joint venture investment.

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

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2009, 2008 and 2007 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2009	2008	2007

(In millions)

Revenues:
Net investment income (loss)	$175	$(54)	$295
Investment gains	3	2	144
Other	(1)	16	2

Total	177	(36)	441

Expenses:
Operating	80	79	76
Interest	49	56	55

Total	129	135	131

Income (loss) before income tax	48	(171)	310
Income tax (expense) benefit	(20)	55	(107)

Income (loss) from continuing operations	28	(116)	203
Discontinued operations, net:
Results of operations		341	907
Gain on disposal		4,362

Net income attributable to Loews Corporation	$28	$4,587	$1,110

2009 Compared with 2008

Revenues increased by $213 million and income from continuing operations increased by $144 million as compared to 2008. These increases were due primarily to improved performance of the trading portfolio.

In 2008, the Company completed the sale of Bulova and disposed of its entire ownership interest in Lorillard. The results of operations and gains on disposal of these businesses are presented as discontinued operations. Discontinued operations for the year ended December 31, 2008 includes a $4,287 million gain on the separation (the “Separation”) of Lorillard and a $75 million gain on the sale of Bulova.

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

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For 2009, net cash provided by operating activities was $1,258 million, as compared to $1,558 million for 2008. Cash provided by operating activities in 2008 was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by CNA, which are reflected as financing cash flows. The primary source of these cash flows was the indexed group annuity portion of CNA’s pension deposit business which it exited in 2008. Additionally, during the second quarter of 2009 CNA resumed the use of a trading portfolio for income enhancement purposes. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were reduced by $164 million related to net cash outflows which increased the size of the trading portfolio held at December 31, 2009. Cash provided by operating activities in 2009 was favorably impacted by decreased loss payments as compared to 2008, and tax recoveries in 2009 compared with tax payments in 2008.

For 2008, net cash provided by operating activities was $1,558 million as compared to $1,239 million in 2007. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by us, decreased tax payments and decreased loss payments. Policyholders’ fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections and decreased investment income receipts.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

Net cash used by investing activities was $1,093 million, $1,908 million and $1,082 million for 2009, 2008, and 2007. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.

Net cash flows used by financing activities was $120 million in 2009. Net cash flows provided by financing activities was $347 million in 2008. Net cash flows used by financing activities was $185 million in 2007. Net cash used by financing activities in 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred stock to Loews.

2008 Senior Preferred

        In the fourth quarter of 2008, CNA issued, and Loews purchased, 12,500 shares of CNA non-voting cumulative senior preferred stock (“2008 Senior Preferred”) for $1.25 billion. In the fourth quarter of 2009, CNA redeemed $250 million of the 2008 Senior Preferred at the issue price plus accrued dividends, using a portion of the proceeds from the issuance of $350 million of 7.4% ten-year senior notes, leaving $1.0 billion of the 2008 Senior Preferred outstanding as of December 31, 2009. Dividends of $122 million and $19 million on the 2008 Senior Preferred were declared and paid for the years ended December 31, 2009 and 2008. CNA used the majority of the proceeds from the 2008 Senior Preferred to increase

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below its current ratings. A downgrade below CNA’s current ratings levels would also result in additional collateral requirements for derivative contracts for which CNA is in a liability position at any given point in time. The maximum potential collateralization requirements are approximately $70 million.

•

As of December 31, 2009, CNA’s holding company held short term investments of $395 million. Additionally, CNA has $100 million available through a revolving credit facility as of December 31, 2009. CNA’s holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, CNA believes that its holding company has sufficient liquidity to fund its preferred stock dividend and debt service payments through 2010.

CNA has an effective shelf registration statement under which it may issue $1,650 million of debt or equity securities.

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

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”) and Standard and Poor’s (“S&P”) for the property and casualty and life companies. The table also includes the ratings for CNA senior debt and The Continental Corporation (“Continental”) senior debt.

	Insurance Financial Strength Ratings		Debt Ratings

	Property & Casualty	Life	CNA	Continental

	CCC Group	CAC	Senior Debt	Senior Debt

A.M. Best	A	A-	bbb	Not rated
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	Not rated	BBB-	BBB-

A.M. Best, Moody’s and S&P currently maintain a stable outlook on CNA.

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

In addition, it is possible that a lowering of our debt ratings by certain of these agencies could result in an adverse impact on CNA’s ratings, independent of any change in CNA’s circumstances. None of the major rating agencies which rates us currently maintain a negative outlook or has us on negative Credit Watch.

Diamond Offshore

Cash and investments totaled $778 million at December 31, 2009 compared to $737 million at December 31, 2008. In 2009, Diamond Offshore paid cash dividends totaling $1.1 billion, consisting of special cash dividends of $1.0 billion and regular quarterly cash dividends of $70 million. In February of 2010, Diamond Offshore declared a special dividend of $1.875 per share and a regular quarterly dividend of $0.125 per share.

Diamond Offshore’s cash flows from operations are impacted by the ability of its customers to weather the continuing global financial crisis and restrictions in the credit market. In general, before working for a customer with whom Diamond Offshore has not had a prior business relationship and/or whose financial stability may be uncertain, Diamond Offshore performs a credit review on that company. Based on that analysis, Diamond Offshore may require that the customer present a letter of credit, prepay or provide other credit enhancements. If a customer is unable to obtain an adequate level of credit, it may preclude Diamond Offshore from doing business with that potential customer. The global financial crisis could also have an impact on its existing customers, causing them to fail to meet their obligations to Diamond Offshore.

Cash provided by operating activities was $1.5 billion in 2009, compared to $1.6 billion in 2008. The decrease in cash flows from operations in 2009 is primarily due to an increase in cash required to satisfy working capital requirements in 2009 compared to 2008. Diamond Offshore’s working capital requirements used $286 million during 2009 compared to $87 million during 2008. The increase in cash required to satisfy working capital requirements is primarily due to an increase in Diamond Offshore’s outstanding accounts receivable balances at December 31, 2009 compared to 2008.

During 2009, Diamond Offshore spent approximately $1 billion towards the purchase of two newbuild, 7,500 foot semisubmersible drilling rigs, the Ocean Courage and Ocean Valor, and the completion of the upgrade of the Ocean Monarch, which commenced drilling operations late in the first quarter of 2009. Diamond Offshore spent an additional approximately $355 million in 2009 on its continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements.

Diamond Offshore has budgeted approximately $365 million on capital expenditures for 2010 associated with its ongoing rig equipment replacement and enhancement programs, equipment required for its long-term international contracts and other corporate requirements. In addition, Diamond Offshore expects to spend approximately $75 million in 2010 towards the commissioning and outfitting for service of the recently acquired Ocean Courage and Ocean Valor. Diamond Offshore expects to finance its 2010 capital expenditures through the use of its existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

In October of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.7% senior notes due October 15, 2039. In May of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.9% senior notes due May 1, 2019. The net proceeds from these offerings were used for general corporate purposes.

As of December 31, 2009, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $63 million in letters of credit were issued and outstanding under the credit facility.

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

HighMount

At December 31, 2009 and 2008, cash and investments amounted to $83 million and $47 million. Net cash flows provided by operating activities were $325 million and $487 million in 2009 and 2008. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

The primary driver of cash used in investing activities was capital spending, inclusive of acquisitions. Cash used in investing activities for 2009 and 2008 was $174 million and $528 million and consisted primarily of additions to HighMount’s property and equipment. HighMount spent $120 million and $370 million on capital expenditures for its drilling program in 2009 and 2008. During 2008, HighMount experienced a higher capital cost environment attributable to increased costs for casing, tubing and diesel fuel.

At December 31, 2009, no borrowings were outstanding under HighMount’s $400 million revolving credit facility, however, $4 million in letters of credit were issued. The available capacity under the facility is $366 million.

The agreements governing HighMount’s $1.6 billion term loans and revolving credit facility contain financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At December 31, 2009, HighMount was in compliance with all of its covenants under the credit agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boardwalk Pipeline

At December 31, 2009 and 2008, cash and investments amounted to $50 million and $315 million. Funds from operations for the year ended December 31, 2009 amounted to $401 million, compared to $350 million in 2008. In 2009 and 2008, Boardwalk Pipeline’s capital expenditures were $847 million and $2.7 billion.

The following table presents the estimate of total capital expenditures and the amounts invested through December 31, 2009, for the remaining pipeline expansion projects, including expenditures for pipe remediation and Boardwalk Pipeline’s growth projects:

	Estimated Total Capital Expenditures (a)	Cash Invested through December 31, 2009

(In millions)

Southeast Expansion	$755	$754
Gulf Crossing Project	1,765	1,649
Fayetteville and Greenville Laterals	1,215	1,000
Pipe Remediation (b)	130	82
Haynesville Project	185	16
Clarence Compression	30

Total	$4,080	$3,501

(a)

The estimated total capital expenditures are based on internally developed financial models and timelines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

(b)	This estimate represents the cost of remediating pipe anomalies on the East Texas Pipeline, the Southeast Expansion, the Gulf Crossing Project and the Fayetteville and Greenville Laterals.

In Boardwalk Pipeline’s efforts to obtain the authority from PHMSA to operate the East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral at higher than normal operating pressures, Boardwalk Pipeline has incurred costs to remediate pipeline anomalies. Boardwalk Pipeline continues to seek authority to operate the Fayetteville Lateral at higher than normal operating pressures and may incur additional costs to inspect, test and remediate pipe segments on the Fayetteville Lateral in order to obtain from PHMSA the authority to increase operating pressures to higher than normal levels under the special permit.

Boardwalk Pipeline expects to incur up to $580 million in capital expenditures to complete its expansion and growth projects, including pipe remediation efforts for the Fayetteville Lateral, for which the majority of expenditures are expected to occur by the end of 2010. As discussed in Boardwalk Pipeline - Expansion and Growth Projects, absent authority to operate the Fayetteville Lateral at higher than normal operating pressures, Boardwalk Pipeline could incur additional costs for other system upgrades on that project to increase capacity to meet contracted volume commitments. Including costs associated with remediating the pipe anomalies and additional cost that Boardwalk Pipeline could incur on its Fayetteville Lateral, Boardwalk Pipeline expects the total cost to complete its expansion projects to be within the previously announced cost estimates. Boardwalk Pipeline’s cost and timing estimates for these projects are subject to a variety of risks and uncertainties as discussed in Item 1A, Risk Factors - Boardwalk Pipeline Partners, LP.

Boardwalk Pipeline has financed its expansion capital expenditures through the issuance of equity and debt, borrowings under its revolving credit facility and available operating cash flows in excess of operating needs. Boardwalk Pipeline does not anticipate the need to raise further capital in order to complete its expansion and growth projects.

In 2009, Boardwalk Pipeline received net cash proceeds of approximately $880 million from equity and debt issuances, including $150 million from a private placement of common units to BPHC and $200 million under a Subordinated Loan Agreement with BPHC. These proceeds were used to directly and indirectly fund Boardwalk Pipeline’s expansion projects through the reduction of borrowings under its revolving credit facility and, in the case of Boardwalk Pipeline’s debt securities issuance, to reduce borrowings under its Subordinated Loan Agreement by $100 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources – Boardwalk Pipeline – (Continued)

Boardwalk Pipeline maintains a revolving credit facility, which has aggregate lending commitments of $1.0 billion. As of December 31, 2009, Boardwalk Pipeline had $554 million of loans outstanding under the revolving credit facility with a weighted-average interest rate on the borrowings of 0.5% and had no letters of credit issued. As of February 12, 2010, Boardwalk Pipeline had borrowed an additional $75 million, which increased borrowings to $629 million. Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility at December 31, 2009. The revolving credit facility has a maturity date of June 29, 2012, however, all outstanding revolving loans on such date may be converted to term loans having a maturity date of June 29, 2013.

Approximately $954 million of Boardwalk Pipeline’s long-term debt, including $629 million borrowed under the revolving credit facility through February 12, 2010, will mature in 2012. The term of the revolving credit facility may be extended to 2013 as described above. Boardwalk Pipeline expects to refinance the debt through the issuance and sale of new debt.

Maintenance capital expenditures were $59 million, $51 million and $47 million in 2009, 2008 and 2007. Boardwalk Pipeline expects to fund its 2010 maintenance capital expenditures of approximately $70 million from operating cash flows.

During the year ended December 31, 2009, Boardwalk Pipeline paid cash distributions of $361 million to its various ownership interests, of which $264 was received by the Company. In February of 2010, Boardwalk Pipeline declared a quarterly distribution of $0.50 per common unit.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments decreased to $63 million at December 31, 2009 from $72 million at December 31, 2008.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at December 31, 2009 totaled $3.0 billion, as compared to $2.3 billion at December 31, 2008. The increase in net cash and investments is primarily due to the receipt of $954 million in dividends from subsidiaries, the receipt of $250 million from the repayment of senior preferred stock by CNA, $175 million of investment income and $100 million from the repayment of subordinated debt by Boardwalk Pipeline. These cash inflows were partially offset by the purchase of treasury stock for $348 million, as discussed below, the $150 million purchase of Boardwalk Pipeline common units described in “Liquidity and Capital Resources – Boardwalk Pipeline,” $200 million in subordinated debt provided to Boardwalk Pipeline and $108 million of dividends paid to our shareholders.

In February of 2010, the Company sold 10 million Boardwalk Pipeline common units for pretax proceeds of approximately $289 million. The Company’s percentage ownership interest declined from 72% to 67% as a result of this transaction.

As of December 31, 2009, there were 425,070,322 shares of Loews common stock outstanding. As discussed above, effective with the completion of the Separation of Lorillard, the former Carolina Group and former Carolina Group stock have been eliminated. As part of the Separation, we exchanged 65,445,000 shares of Lorillard common stock for 93,492,857 shares of Loews common stock.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the year ended December 31, 2009, we purchased 10,523,800 shares of Loews common stock at an aggregate cost of $348 million and 329,500 shares of CNA common stock at an aggregate cost of $2 million. From January 1, 2010 to February 12, 2010, we acquired an additional 2,663,000 shares of our common stock for $96 million.

We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources – Corporate and Other – (Continued)

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period

December 31, 2009	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

(In millions)

Debt (a)	$13,668	$534	$4,199	$1,696	$7,239
Operating leases	282	67	115	62	38
Claim and claim expense reserves (b)	28,310	6,042	7,347	4,061	10,860
Future policy benefits reserves (c)	12,505	177	337	326	11,665
Policyholder funds reserves (c)	155	19	9	7	120
Purchase and other obligations (d)	88	70	13	5
Pipeline capacity agreements (e)	80	12	21	21	26

Total (f)	$55,088	$6,921	$12,041	$6,178	$29,948

(a)	Includes estimated future interest payments.
(b)

Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2009. See the Reserves - Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $19 related to business which has been 100% ceded to unaffiliated parties in connection with the sale of the individual life business in 2004 are not included.

(c)

Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2009. Future policy benefit reserves of $777 and policyholder fund reserves of $39 related to business which has been 100% ceded to unaffiliated parties in connection with the sale of CNA’s individual life business in 2004 are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)

Includes obligations of approximately $48 related to Boardwalk Pipeline’s expansion and growth projects as further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(e)

The commitments related to pipeline capacity agreements are associated with various pipeline capacity agreements on third-party pipelines that allow Boardwalk Pipeline’s operating subsidiaries to transport gas to off-system markets on behalf of Boardwalk Pipeline’s customers.

(f)	Does not include expected contribution of approximately $87 to the Company’s pension and postretirement plans in 2010.

Further information on our commitments, contingencies and guarantees is provided in Notes 3, 5, 9, 12, 19 and 20 of the Notes to Consolidated Financial Statements included under Item 8.

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

We do not believe that any of the derivative instruments we use are unusually complex, nor do the use of these instruments, in our opinion, result in a higher degree of risk. Please read “Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. This broader market disruption significantly subsided in 2009 in most asset sectors. The U.S. Government has initiated programs intended to stabilize and improve markets and the economy. While the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging, financial markets have shown improvement in 2009. Risk free interest rates continued near multi-year lows and credit spreads narrowed resulting in improvement in the Company’s unrealized position. However, fair values in the asset-backed sector continue to be depressed primarily due to continued concerns with underlying residential and commercial collateral. During the year, the Company took advantage of favorable market conditions to reposition the portfolio to better match the needs of the business. The substantial improvement in the unrealized position of the portfolio not only reflects the broader market recovery, but also these actions which centered around reducing non-investment grade corporate and non-agency residential and commercial mortgage-backed securities through net sales and principal repayments of $1,482 million and $2,459 million on an amortized cost basis. In addition, CNA had net purchases of $7,441 million in investment grade corporate bonds and $2,041 million in agency residential mortgage-backed securities.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2009	2008	2007

(In millions)

Fixed maturity securities	$1,941	$1,984	$2,047
Short term investments	36	115	186
Limited partnerships	315	(379)	183
Equity securities	49	80	25
Trading portfolio	23	(149)	10
Other	6	19	35

Gross investment income	2,370	1,670	2,486
Investment expense	(50)	(51)	(53)

Net investment income	$2,320	$1,619	$2,433

Net investment income increased $701 million in 2009 as compared with 2008. Excluding indexed group annuity trading portfolio losses of $146 million in 2008, net investment income increased $555 million primarily driven by

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments – (Continued)

improved results from limited partnership investments. This increase was partially offset by the impact of lower risk free and short term interest rates. Limited partnership investments generally present greater volatility, higher illiquidity, and greater risk than fixed income investments. Limited partnership income in 2009 was driven by improved performance across many limited partnerships and included individual partnership performance that ranged from a positive $120 million to a negative $59 million. The limited partnership investments are managed as an overall portfolio in an effort to mitigate the greater levels of volatility, illiquidity and risk that are present in the individual investments. The indexed group annuity trading portfolio losses in 2008 were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Income. CNA exited the indexed group annuity business in 2008.

Net investment income decreased $814 million in 2008 as compared with 2007. The decrease was primarily driven by significant losses from limited partnerships and the indexed group annuity trading portfolio in 2008, and a decline in short term interest rates.

The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.1%, 5.6% and 5.8% for the years ended December 31, 2009, 2008, and 2007.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Year Ended December 31	2009	2008	2007

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$(53)	$235	$86
Corporate and other taxable bonds	(306)	(643)	(183)
States, municipalities and political subdivisions-tax-exempt securities	(21)	53	3
Asset-backed securities	(778)	(476)	(343)
Redeemable preferred stock	(9)		(41)

Total fixed maturity securities	(1,167)	(831)	(478)
Equity securities	243	(490)	117
Derivative securities	51	(19)	32
Short term investments	10	34	7
Other	6	9	12

Total realized investment losses	(857)	(1,297)	(310)
Income tax benefit	296	456	108

Net realized investment losses	(561)	(841)	(202)
Amounts attributable to noncontrolling interests	56	85	22

Net realized investment losses attributable to Loews Corporation	$(505)	$(756)	$(180)

Net realized investment losses decreased $251 million for 2009 as compared with 2008, driven by a realized investment gain related to a common stock holding as discussed below and decreased OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note 3 of the Notes to Consolidated Financial Statements included under Item 8. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

Included in the 2009 realized investment gains for equity securities was $370 million related to the sale of CNA’s holdings of Verisk Analytics Inc., which began trading on October 7, 2009 after an initial public offering. Since CNA’s cost basis in this position was zero, the entire amount was recognized as a pretax realized investment gain in the fourth quarter of 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments – (Continued)

Net realized investment losses increased $576 million for 2008 as compared with 2007. The increase was primarily driven by an increase in OTTI losses recognized in earnings.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 90.3% and 91.1% of which were rated as investment grade (rated BBB- or higher) at December 31, 2009 and 2008. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, S&P, Moody’s and Fitch Ratings (“Fitch”) in that order of preference. If a security is not rated by any of the three, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value:

December 31	2009		2008

(In millions of dollars)

U.S. Government and Agencies	$3,705	10.4%	$4,611	16.0%
AAA rated	5,855	16.5	8,494	29.4
AA and A rated	12,464	35.0	8,166	28.2
BBB rated	10,122	28.4	5,029	17.4
Non investment-grade	3,466	9.7	2,587	9.0

Total	$35,612	100.0%	$28,887	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. Although CNA has focused efforts to reduce exposure to non-investment grade securities through net dispositions, its non-investment grade securities increased primarily due to price appreciation and downgrades of $1,126 million of asset-backed securities and $333 million of other fixed maturity securities on an amortized cost basis that were previously investment grade. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3,637 million and $3,709 million at December 31, 2009 and 2008. The following table summarizes the ratings of this portfolio at carrying value.

	December 31, 2009		December 31, 2008

(In millions of dollars)

BB	$1,352	39.0%	$1,585	61.3%
B	1,255	36.2	754	29.1
CCC-C	761	22.0	232	9.0
D	98	2.8	16	0.6

Total	$3,466	100.0%	$2,587	100.0%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At December 31, 2009, $487 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from AA- to AAA. Of this amount, over 99.0% was within the tax-exempt bond segment. This third party credit support on tax-exempt bonds is provided by five mono-line insurers, the largest exposure based on fair value being Assured Guaranty Ltd. at 94.0%.

At December 31, 2009 and 2008, approximately 99.0% and 97.0% of the fixed maturity portfolio was issued by U.S. Government and agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

The carrying value of fixed maturity and equity securities that are either subject to trading restrictions or trade in illiquid private placement markets at December 31, 2009 was $154 million, which represents less than 0.4% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $5 million at December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments – (Continued)

The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at December 31, 2009 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Fair Value	Percent of Unrealized Loss

Due in one year or less	3.0%	4.0%
Due after one year through five years	20.0	12.0
Due after five years through ten years	36.0	36.0
Due after ten years	41.0	48.0

Total	100.0%	100.0%

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

The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. CNA’s short term investments are net of securities lending collateral and accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	December 31, 2009		December 31, 2008
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Segregated investments	$10,376	11.2	$8,168	9.9
Other interest sensitive investments	29,665	4.0	25,194	4.5

Total	$40,041	5.8	$33,362	5.8

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments – (Continued)

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

December 31	2009	2008

(In millions)

Short term investments available-for-sale:
Commercial paper	$185	$563
U.S. Treasury securities	3,025	2,258
Money market funds	179	329
Other	560	384

Total short term investments	$3,949	$3,534

There was no cash collateral held related to securities lending at December 31, 2009 and 2008.

Separate Accounts

The following table summarizes the bond ratings of the investments supporting CNA’s separate account products which guarantee principal and a minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time.

December 31	2009		2008

(In millions of dollars)

U.S. Government Agencies	$67	17.6%	$67	19.5%
AAA rated	17	4.5	53	15.5
AA and A rated	176	46.3	148	43.1
BBB rated	93	24.5	74	21.6
Non investment-grade	27	7.1	1	0.3

Total	$380	100.0%	$343	100.0%

At December 31, 2009 and 2008, approximately 97.0% of the separate account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments – (Continued)

Asset-backed Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type
December 31, 2009	RMBS (a)	CMBS (b)	Other ABS (c)	Total
(In millions)

U.S. Government Agencies	$3,405			$3,405
AAA	1,821	$345	$626	2,792
AA	307	92	69	468
A	250	81	35	366
BBB	226	44	102	372
Non-investment grade and equity tranches	1,105	22		1,127

Total fair value	$7,114	$584	$832	$8,530

Total amortized cost	$7,646	$709	$858	$9,213

Sub-prime (included above)
Fair value	$602			$602
Amortized cost	709			709

Alt-A (included above)
Fair value	$650			$650
Amortized cost	775			775

(a)	Residential mortgage-backed securities (“RMBS”)
(b)	Commercial mortgage-backed securities (“CMBS”)
(c)	Other asset-backed securities (“Other ABS”)

The exposure to sub-prime residential mortgage (“sub-prime”) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 66.0% were rated investment grade, while 78.0% of the Alt-A securities were rated investment grade. At December 31, 2009, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $435 million for securities with sub-prime and Alt-A exposure were included in the $685 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Statements of Income for the year ended December 31, 2009. Continued deterioration in the underlying collateral beyond our current expectations may cause us to reconsider and recognize additional OTTI losses in earnings. See Note 3 of the Notes to Consolidated Financial Statements included under Item 8 for additional information related to unrealized losses on asset-backed securities.

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

•

the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to CNA’s ability to contain its terrorism exposure effectively, notwithstanding the extension through December 31, 2014 of the Terrorism Risk Insurance Act of 2002;

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

•

the assertion of “public nuisance” theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs and/or to abate hazards to public health and safety;

•

regulatory limitations and restrictions, including limitations upon CNA’s ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•

the risks and uncertainties associated with CNA’s loss reserves as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in the MD&A portion of this Report, including the sufficiency of the reserves and the possibility for future increases;

•

the possibility of changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

•

the effects of the mergers and failures of a number of prominent financial institutions and government sponsored entities, as well as the effects of accounting and financial reporting scandals and other major failures in internal controls and governance, on capital and credit markets, as well as on the markets for directors and officers and errors and omissions coverages;

•

general economic and business conditions, including recessionary conditions that may decrease the size and number of CNA’s insurance customers and create additional losses to CNA’s lines of business, especially those that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services, and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

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

•	costs and timing of rig upgrades;

•	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

•	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	the availability and cost of insurance;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements – (Continued)

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Boardwalk Pipeline to obtain and maintain authority to operate its expansion project pipelines at higher than normal operating pressures;

•	the successful completion, timing, cost, scope and future financial performance of planned expansion projects as well as the financing of such projects;

•	the ability of Boardwalk Pipeline to maintain or replace expiring customer contracts on favorable terms; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk – We have exposure to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. We monitor our sensitivity to interest rate changes (inclusive of credit spread) by revaluing financial assets and liabilities using a variety of different interest rates. The Company uses duration and convexity at the security level to estimate the change in fair value that would result from a change in each security’s yield. Duration measures the price sensitivity of an asset to changes in the yield rate. Convexity measures how the duration of the asset changes with interest rates. The duration and convexity analysis takes into account the unique characteristics (e.g., call and put options and prepayment expectations) of each security, in determining the hypothetical change in fair value. The analysis is performed at the security level and is aggregated up to the asset category level.

The evaluation is performed by applying an instantaneous change in the yield rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of our investments and the resulting effect on shareholders’ equity. The analysis presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period.

The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2009 and 2008 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $429 million and $303 million at December 31, 2009 and 2008. The impact of a 100 basis point decrease would result in an increase in market value of $464 million and $328 million at December 31, 2009 and 2008. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. Gains or losses from derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25.0% decrease in the underlying reference price or index from its level at December 31, 2009 and 2008, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25.0%.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20.0% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2009 and 2008, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20.0% from their levels at December 31, 2009 and 2008. The impact of a change in commodity prices on the Company’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

Credit Risk – We are exposed to credit risk relating to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Although nearly all of the Company’s customers pay for its services on a timely basis, the Company actively monitors the credit exposure to its customers. Certain of the Company’s subsidiaries may perform credit reviews of customers and may require customers to provide cash collateral, post a letter of credit, prepay for services or provide other credit enhancements.

Boardwalk Pipeline has established credit policies in the pipeline tariffs which are intended to minimize credit risk in accordance with FERC policies and actively monitors this portion of its business. Boardwalk Pipeline’s credit exposure generally relates to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them, generally under PAL and no-notice services. Natural gas price volatility can materially increase credit risk related to gas loaned to customers. If any significant customer of Boardwalk Pipeline should have credit or financial problems resulting in a delay or failure to repay the gas they owe to Boardwalk Pipeline, this could have a material adverse effect on Boardwalk Pipeline’s business, financial condition, results of operations and cash flows. As of December 31, 2009, the amount of gas loaned out by Boardwalk Pipeline or owed to Boardwalk Pipeline due to gas imbalances was approximately 14.9 trillion British thermal units (TBtu). Assuming an average market price during December of 2009 of $5.36 per million British thermal unit (MMBtu), the market value of this gas at December 31, 2009, would have been approximately $80 million. As of December 31, 2008, the amount of gas loaned out by Boardwalk Pipeline or owed to Boardwalk Pipeline due to gas imbalances was approximately 34.4 TBtu. Assuming an average market price during December 2008 of $5.85 per MMBtu, the market value of this gas at December 31, 2008, would have been approximately $201 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2009	2008	2009	2008
(In millions)

Equity markets (1):
Equity securities	$318	$246	$(79)	$(61)
Options – purchased	45	66	7	3
– written	(9)	(62)	(7)	(2)
Short sales	(78)	(106)	19	27
Interest rate (2):
Futures – long				(6)
Fixed maturities – long	377	565	(19)	(6)
Short term investments	1,990	1,022
Other derivatives		(4)	19

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25.0% and (2) an increase in yield rates of 100 basis points. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2009	2008	2009	2008
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$644	$873	$(161)	$(218)
Separate accounts	32	27	(8)	(7)
Limited partnership investments	1,996	1,781	(200)	(118)
Interest rate (2):
Fixed maturities (a)(b)	35,439	28,886	(2,082)	(1,919)
Short term investments (a)	5,221	5,007	(12)	(17)
Other invested assets	4	4
Interest rate swaps and other (c)	(135)	(183)	45	61
Other derivative securities	(11)	(88)		90
Separate accounts (a):
Fixed maturities	380	343	(15)	(17)
Short term investments	6	7
Foreign exchange (3):
Forwards – short	3	(37)	(21)	(33)
Commodities (4):
Forwards – short (c)	11	157	(134)	(69)
Options – written	2	4	(1)	(2)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25.0%, (2) an increase in yield rates of 100 basis points, (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20.0% and (4) an increase in commodity prices of 20.0%.

(a)

Certain securities are denominated in foreign currencies. An assumed 20.0% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(330) and $(225) at December 31, 2009 and 2008.

(b)

At December 31, 2008, certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25.0% would result in market risk amounting to $(5) at December 31, 2008.

(c)	The market risk at December 31, 2009 and 2008 will generally be offset by recognition of the underlying hedged transaction.

Item 8. Financial	Statements and Supplementary Data.

Financial Statements and Supplementary Data are comprised of the following sections:

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2009	2008
(Dollar amounts in millions, except per share data)

Investments (Notes 1, 3, 4 and 5):

Fixed maturities, amortized cost of $35,824 and $34,767	$35,816	$29,451

Equity securities, cost of $943 and $1,402	1,007	1,185

Limited partnership investments	1,996	1,781

Short term investments	7,215	6,033

Total investments	46,034	38,450

Cash	190	131

Receivables (Notes 1 and 7)	10,212	11,672

Property, plant and equipment (Notes 1 and 8)	13,274	12,892

Deferred income taxes (Note 11)	627	2,928

Goodwill (Notes 1 and 2)	856	856

Other assets	1,346	1,432

Deferred acquisition costs of insurance subsidiaries (Note 1)	1,108	1,125

Separate account business (Notes 1, 4 and 5)	423	384

Total assets	$74,070	$69,870

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2009	2008
(Dollar amounts in millions, except per share data)

Insurance reserves (Notes 1 and 9):
Claim and claim adjustment expense	$26,816	$27,593
Future policy benefits	7,981	7,529
Unearned premiums	3,274	3,405
Policyholders’ funds	192	243

Total insurance reserves	38,263	38,770

Payable to brokers (Note 5)	540	679
Short term debt (Notes 4 and 12)	10	71
Long term debt (Notes 4 and 12)	9,475	8,187
Reinsurance balances payable (Notes 1 and 17)	281	316
Other liabilities (Notes 1, 4 and 16)	3,993	4,328
Separate account business (Notes 1, 4 and 5)	423	384

Total liabilities	52,985	52,735

Commitments and contingent liabilities (Notes 1, 3, 5, 9, 11, 12, 13, 14, 16, 17, 19 and 20)

Shareholders’ equity (Notes 1, 2, 3, 6 and 13):
Preferred stock, $0.10 par value:
Authorized - 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued 425,497,522 and 435,091,667 shares	4	4
Additional paid-in capital	3,637	3,340
Retained earnings	13,693	13,375
Accumulated other comprehensive loss	(419)	(3,586)

	16,915	13,133
Less treasury stock, at cost (427,200 shares)	(16)

Total shareholders’ equity	16,899	13,133
Noncontrolling interests	4,186	4,002

Total equity	21,085	17,135

Total liabilities and equity	$74,070	$69,870

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2009	2008	2007

(In millions, except per share data)

Revenues (Note 1):
Insurance premiums (Note 17)	$6,721	$7,150	$7,482
Net investment income (Note 3)	2,499	1,581	2,785
Investment gains (losses) (Note 3):
Other-than-temporary impairment losses	(1,657)	(1,484)	(741)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	305

Net impairment losses recognized in earnings	(1,352)	(1,484)	(741)
Transactional realized investment gains	499	188	465

Total investment losses	(853)	(1,296)	(276)
Gain on issuance of subsidiary stock (Notes 2 and 3)		2	141
Contract drilling revenues	3,537	3,476	2,506
Other	2,213	2,334	1,664

Total	14,117	13,247	14,302

Expenses (Note 1):
Insurance claims and policyholders’ benefits (Notes 9 and 17)	5,290	5,723	6,009
Amortization of deferred acquisition costs	1,417	1,467	1,520
Contract drilling expenses	1,224	1,185	1,004
Impairment of natural gas and oil properties (Notes 1 and 8)	1,036	691
Impairment of goodwill (Note 1)		482
Other operating expenses	2,972	2,767	2,256
Interest	448	345	319

Total	12,387	12,660	11,108

Income before income tax	1,730	587	3,194
Income tax expense (Note 11)	345	7	995

Income from continuing operations	1,385	580	2,199
Discontinued operations, net: (Notes 1, 2 and 21)
Results of operations	(2)	351	901
Gain on disposal		4,362

Net income	1,383	5,293	3,100
Amounts attributable to noncontrolling interests	(819)	(763)	(612)

Net income attributable to Loews Corporation	$564	$4,530	$2,488

Net income (loss) attributable to (Note 6):
Loews common stock:
Income (loss) from continuing operations	$566	$(182)	$1,586
Discontinued operations, net	(2)	4,501	369

Loews common stock	564	4,319	1,955
Former Carolina Group stock- discontinued operations, net		211	533

Total	$564	$4,530	$2,488

See Notes to Consolidated Financial Statements

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2009	2008	2007
(In millions, except per share data)

Basic net income (loss) per Loews common share (Note 6):
Income (loss) from continuing operations	$1.31	$(0.38)	$2.97
Discontinued operations, net	(0.01)	9.43	0.69

Net income	$1.30	$9.05	$3.66

Basic net income per former Carolina Group share (Note 6):
Discontinued operations, net	$-	$1.95	$4.92

Diluted net income (loss) per Loews common share (Note 6):
Income (loss) from continuing operations	$1.31	$(0.38)	$2.96
Discontinued operations, net	(0.01)	9.43	0.69

Net income	$1.30	$9.05	$3.65

Diluted net income per former Carolina Group share (Note 6):
Discontinued operations, net	$-	$1.95	$4.91

Basic weighted average number of shares outstanding:
Loews common stock	432.81	477.23	534.79
Former Carolina Group stock	-	108.47	108.43

Diluted weighted average number of shares outstanding:
Loews common stock	433.45	477.23	536.00
Former Carolina Group stock	-	108.60	108.57

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2009	2008	2007
(In millions)

Net income	$1,383	$5,293	$3,100

Other comprehensive income (loss)
Changes in:
Net unrealized losses on investments with other-than-temporary impairments	(95)
Net other unrealized gains (losses) on investments	3,711	(3,528)	(572)

Total unrealized gains (losses) on available-for-sale investments	3,616	(3,528)	(572)
Unrealized gains (losses) on cash flow hedges	(67)	41	(65)
Foreign currency	117	(161)	35
Pension liability	6	(354)	100

Other comprehensive income (loss)	3,672	(4,002)	(502)

Comprehensive income	5,055	1,291	2,598

Amounts attributable to noncontrolling interests	(1,215)	(335)	(562)

Total comprehensive income attributable to Loews Corporation	$3,840	$956	$2,036

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Loews Common Stock	Former Carolina Group Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance January 1, 2007, as reported	$19,387	$5	$1	$4,018	$12,096	$387	$(8)	$2,888
Adjustment to initially apply updated guidance on accounting for convertible debt instruments that may be settled in cash upon conversion	49			57	(45)			37

Balance January 1, 2007, as restated	19,436	5	1	4,075	12,051	387	(8)	2,925
Issuance of equity securities by subsidiary	853							853
Net income	3,100				2,488			612
Other comprehensive loss	(502)					(452)		(50)
Dividends paid	(785)				(331)			(454)
Purchase of Loews treasury stock	(672)						(672)
Retirement of treasury stock				(111)	(561)		672
Issuance of Loews common stock	5			5
Issuance of former Carolina Group stock	3			3
Stock-based compensation	28			23				5
Other	7				(5)			12
Tax benefit related to settlement of imputed interest on convertible debentures	29			29

Balance, December 31, 2007	21,502	5	1	4,024	13,642	(65)	(8)	3,903
Purchase of subsidiary shares from noncontrolling interests	(111)							(111)
Issuance of equity securities by subsidiary	247							247
Adjustments related to purchase of subsidiary units	131							131
Net income	5,293				4,530			763
Other comprehensive loss	(4,002)					(3,574)		(428)
Dividends paid	(732)				(219)			(513)
Purchase of Loews treasury stock	(33)						(33)
Issuance of Loews common stock	4			4
Redemption of former Carolina Group stock	(542)		(1)		(602)	53	8
Exchange of Lorillard common stock for Loews common stock	(4,650)						(4,650)
Stock-based compensation	26			22				4
Retirement of treasury stock	-	(1)		(710)	(3,972)		4,683
Other	2				(4)			6

Balance, December 31, 2008	$17,135	$4	$-	$3,340	$13,375	$(3,586)	$-	$4,002

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Loews Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2008	$17,135	$4	$3,340	$13,375	$(3,586)	$-	$4,002
Adjustment to initially apply updated accounting guidance on reporting noncontrolling interests in Consolidated Financial Statements	(206)		330				(536)

Balance, January 1, 2009, as adjusted	16,929	4	3,670	13,375	(3,586)	-	3,466
Adjustment to initially apply updated accounting guidance which amended the other-than-temporary impairment loss model for fixed maturity securities				109	(109)
Purchase of subsidiary shares from noncontrolling interests	(7)		10				(17)
Issuance of equity securities by subsidiary	169		18				151
Net income	1,383			564			819
Other comprehensive income	3,672				3,276		396
Dividends paid	(756)			(108)			(648)
Issuance of Loews common stock	8		8
Purchase of Loews treasury stock	(348)					(348)
Retirement of treasury stock	-		(86)	(246)		332
Stock-based compensation	22		18				4
Other	13		(1)	(1)			15

Balance, December 31, 2009	$21,085	$4	$3,637	$13,693	$(419)	$(16)	$4,186

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2009	2008	2007
(In millions)

Operating Activities:

Net income	$1,383	$5,293	$3,100
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Income) loss from discontinued operations	2	(4,713)	(901)
Investment losses	853	1,294	135
Undistributed earnings	(220)	451	(107)
Amortization of investments	(199)	(299)	(266)
Depreciation, depletion and amortization	784	692	471
Impairment of natural gas and oil properties	1,036	691
Impairment of goodwill		482
Provision for deferred income taxes	139	(378)	18
Other non-cash items	39	(41)	(1)
Changes in operating assets and liabilities-net:
Reinsurance receivables	829	928	1,258
Other receivables	(76)	(86)	13
Federal income tax	(62)	(308)	(18)
Deferred acquisition costs	17	36	29
Insurance reserves	(612)	(590)	(830)
Reinsurance balances payable	(35)	(85)	(138)
Other liabilities	(95)	(131)	241
Trading securities	760	(84)	1,797
Other, net	71	77	(26)

Net cash flow operating activities - continuing operations	4,614	3,229	4,775
Net cash flow operating activities - discontinued operations	(23)	142	896

Net cash flow operating activities - total	4,591	3,371	5,671

Investing Activities:

Purchases of fixed maturities	(24,189)	(48,404)	(73,157)
Proceeds from sales of fixed maturities	19,245	41,749	69,012
Proceeds from maturities of fixed maturities	3,448	4,092	4,744
Purchases of equity securities	(269)	(210)	(236)
Proceeds from sales of equity securities	905	221	340
Purchases of property, plant and equipment	(2,529)	(3,997)	(2,247)
Proceeds from sales of property, plant and equipment	85	87	37
Change in collateral on loaned securities and derivatives	(5)	(57)	(3,539)
Change in short term investments	(1,620)	2,942	2,151
Acquisition of business, net of cash acquired			(4,029)
Other, net	43	(260)	(214)

Net cash flow investing activities - continuing operations	(4,886)	(3,837)	(7,138)
Net cash flow investing activities - discontinued operations, including proceeds from dispositions	23	623	323

Net cash flow investing activities - total	(4,863)	(3,214)	(6,815)

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2009	2008	2007
(In millions)

Financing Activities:

Dividends paid	$(108)	$(219)	$(331)
Dividends paid to noncontrolling interests	(648)	(513)	(454)
Purchases of treasury shares	(334)	(33)	(672)
Purchases of subsidiary treasury shares	(2)	(70)
Issuance of common stock	8	4	8
Proceeds from subsidiaries’ equity issuances	180	247	535
Principal payments on debt	(902)	(1,282)	(5)
Issuance of debt	2,128	2,285	2,142
Receipts of investment contract account balances	4	3	3
Return of investment contract account balances	(15)	(608)	(122)
Excess tax benefits from share-based payment arrangements	2	3	7
Other, net	8	10	11

Net cash flow financing activities - continuing operations	321	(173)	1,122
Net cash flow financing activities - discontinued operations			3

Net cash flow financing activities - total	321	(173)	1,125

Effect of foreign exchange rate on cash - continuing operations	10	(13)	5

Net change in cash	59	(29)	(14)
Net cash transactions from:
Continuing operations to discontinued operations		785	1,259
Discontinued operations to continuing operations		(785)	(1,259)
Cash, beginning of year	131	160	174

Cash, end of year	$190	$131	$160

Cash, end of year:
Continuing operations	$190	$131	$140
Discontinued operations			20

Total	$190	$131	$160

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of presentation – Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 72% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company”, “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) – Loews” used herein means Net income (loss) attributable to Loews Corporation. The Company’s management evaluated subsequent events through February 24, 2010.

In June of 2008, the Company disposed of its entire ownership interest in its wholly owned subsidiary, Lorillard, Inc. (“Lorillard”). The Consolidated Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, Lorillard’s assets, liabilities, revenues, expenses and cash flows have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued operations, net and Net cash flows - discontinued operations.

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

Accounting changes – In December of 2007, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance on reporting of Noncontrolling Interests in Consolidated Financial Statements. The updated accounting guidance requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the Consolidated Financial Statements. Therefore, the Noncontrolling interest in the equity section includes the appropriate reclassification of balances for CNA, Diamond Offshore and Boardwalk Pipeline formerly recognized as Minority interest liability on the Consolidated Balance Sheets. Moreover, the updated accounting guidance requires that transactions between an entity and noncontrolling interests be treated as equity transactions. Upon adoption of the updated accounting guidance, the Company recorded an increase in Additional paid-in capital of $330 million (net of $206 million of deferred tax) related to the issuances of Boardwalk Pipeline common units, which were previously included as a deferred gain in Minority interest liability in the Consolidated Balance Sheets. Prior to the adoption of the updated accounting guidance, the Company recorded a gain on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the units sold in the Consolidated Statements of Income. Accordingly, the Company recognized a gain in 2007 of $143 million ($93 million after provision for deferred income taxes) upon the conversion of Diamond Offshore convertible debentures into Diamond Offshore common stock.

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

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies – (Continued)

In March of 2008, the FASB issued updated accounting guidance for disclosures about derivative instruments and hedging activities. The updated accounting guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company’s adoption of the updated accounting guidance had no impact on its financial condition or results of operations. See Note 5.

In May of 2008, the FASB issued updated accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The updated accounting guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As required, the Company’s Consolidated Financial Statements have been retrospectively adjusted to reflect the effect of adoption of the updated accounting guidance. The adoption of the updated accounting guidance increased Property, plant and equipment $16 million, Total assets $13 million and Total equity $13 million and decreased Deferred income taxes $3 million at January 1, 2009 and 2008. The adoption of the updated accounting guidance had no impact on previously stated basic and diluted earnings per share.

Effective December 31, 2009, the Securities and Exchange Commission (“SEC”) revised its oil and gas reporting requirements to, among other things: (i) permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes; (ii) permit disclosure of probable and possible reserves, whereas previous rules limited disclosure to proved reserves; (iii) require disclosure regarding the objectivity and qualifications of a reserves preparer or auditor, if the company represents that it has enlisted a third party to conduct a reserves audit, and that the company file a report of such third party as an exhibit to the relevant registration statement or report; and (iv) revise the pricing mechanism for oil and gas reserves by using a 12-month average price, rather than a single-day quarter end price, to increase the comparability of oil and gas reserves disclosures among companies and to mitigate the additional volatility that a single day price may have on reserve estimates. The adoption of the new SEC requirements resulted in a reduction of HighMount’s proved reserves by 145.3 MMcfe (unaudited). The reduction in reserves resulted in a lower full cost pool limit under the ceiling test, however it did not cause HighMount’s net capitalized costs to exceed the ceiling test at December 31, 2009. See Note 15.

In December of 2008, the FASB issued updated accounting guidance which requires enhanced disclosures regarding postretirement benefit plan assets and how investment allocations are made, including the factors that are pertinent to an understanding of investment policies and procedures, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. The adoption of this updated accounting guidance as of December 31, 2009 had no impact on the Company’s financial condition or results of operations. The Company has complied with the disclosure requirements related to plan assets in Note 16.

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

The adoption of the updated accounting guidance as of April 1, 2009 resulted in a cumulative effect adjustment of $109 million, after tax and noncontrolling interests, reclassified to Accumulated other comprehensive income (loss) (“AOCI”) from Retained earnings on the Consolidated Statements of Equity. The cumulative effect adjustment represents the non-credit component of those previously impaired fixed maturity securities that are still considered OTTI, and the entire amount previously recorded as an OTTI loss on fixed maturity securities no longer considered OTTI as of April 1, 2009.

Investments – The Company classifies its fixed maturity securities and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Income. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in Net investment income on the Consolidated Statements of Income. Investment valuations are adjusted and losses may be recognized in the Consolidated Statements of Income when a decline in value is determined by the Company to be other-than-temporary.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in Net investment income on the Consolidated Statements of Income. Interest income on lower rated beneficial interests in securitized financial assets is determined using the prospective yield method.

The Company’s carrying value of investments in limited partnerships is its share of the net asset value of each partnership, as determined by the General Partner. Certain partnerships for which results are not available on a timely basis are reported on a lag, primarily one month. Changes in net asset values are accounted for under the equity method and recorded within Net investment income on the Consolidated Statements of Income.

Short term investments are generally carried at fair value.

Investments in derivative securities are carried at fair value with changes in fair value reported as a component of Investment gains (losses), Income (loss) from trading portfolio, or Other comprehensive income (loss), depending on their hedge designation. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, credit default swaps and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative for which hedge accounting has been designated is not (or ceases to be) highly effective, the Company discontinues hedge accounting prospectively. See Note 5 for additional information on the Company’s use of derivatives.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies – (Continued)

Securities lending activities – The Company lends securities to unrelated parties, primarily major brokerage firms, through an internally managed program and an external program managed by the Company’s lead custodial bank as agent. The securities lending program is for the purpose of enhancing income. The Company does not lend securities for operating or financing purposes. Borrowers of these securities must initially deposit collateral with the Company of at least 102% and maintain collateral of no less than 100% of the fair value of the securities loaned, regardless of whether the collateral is cash or securities. Only cash collateral is accepted for the Company’s internally managed program and is typically invested in the highest quality commercial paper with maturities of less than 7 days. U.S. Government, agencies or Government National Mortgage Association securities are accepted as non-cash collateral for the external program. The Company maintains effective control over all loaned securities and, therefore, continues to report such securities as Fixed maturity securities on the Consolidated Balance Sheets.

The lending programs are matched-book programs where the collateral is invested to substantially match the term of the loan which limits risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities received by the Company, is not reflected as an asset of the Company as there exists no right to sell or repledge the collateral. There was no cash collateral held related to securities lending included in Short term investments on the Consolidated Balance Sheets at December 31, 2009 and 2008. The fair value of non-cash collateral was $348 million at December 31, 2008. There was no non-cash collateral held at December 31, 2009.

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

Insurance receivables are presented net of an estimated allowance for doubtful accounts, which is recorded on the basis of periodic evaluations of balances due currently or in the future from insureds, including amounts due from insureds related to losses under high deductible policies, management’s experience and current economic conditions.

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

Claim and claim adjustment expense reserves – Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (“A&E”), workers’ compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; (ii) estimates of incurred but not reported losses; (iii) estimates of losses on assumed reinsurance; (iv) estimates of future expenses to be incurred in the settlement of claims; (v) estimates of salvage and subrogation recoveries and (vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Receivables on the Consolidated Balance Sheets. See Note 21 for further information on claim and claim adjustment expense reserves for discontinued operations.

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.5 billion and $2.0 billion as of December 31, 2009 and 2008. A significant portion of these amounts is supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets. See Note 7. In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial was reduced by $90 million for insolvent insureds. The reduction of this amount, which is reflected as unfavorable net prior year reserve development, had no effect on results of operations as CNA had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the Consolidated Statements of Income.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (“CAC”), a wholly owned and consolidated subsidiary of CNA, for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at both December 31, 2009 and 2008. At December 31, 2009 and 2008, the discounted reserves for unfunded structured settlements were $746 million and $756 million, net of discount of $1.1 billion in both periods.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates that range from 3.0% to 6.5% for the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, such discounted reserves totaled $1.7 billion and $1.6 billion, net of discount of $482 million for both periods.

Future policy benefits reserves – Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2009 and 2008, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period.

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

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the liability balances were $167 million and $170 million. As of December 31, 2009 and 2008, included in Other assets on the Consolidated Balance Sheets were $5 million and $6 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.

Reinsurance – Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as Receivables on the Consolidated Balance Sheets. See Note 17. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by CNA are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2009 and 2008, CNA had $21 million and $25 million recorded as deposit assets and $112 million and $110 million recorded as deposit liabilities.

Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in Other revenues or Other operating expenses on the Consolidated Statements of Income as appropriate.

Participating insurance – Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. Limitations exist on the amount of income from participating life insurance contracts that may be distributed to shareholders, and therefore the share of income on these policies that cannot be distributed to shareholders is excluded from Shareholders’ Equity by a charge to Operations and other comprehensive income and the establishment of a corresponding liability.

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

CNA evaluates deferred acquisition costs for recoverability. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. Adjustments, if necessary, are recorded in current results of operations. Deferred acquisition costs are presented net of ceding commissions and other ceded acquisition costs. Unamortized deferred acquisition costs relating to contracts that have been substantially changed by a modification in benefits, features, rights or coverages that were not anticipated in the original contract are not deferred and are included as a charge to operations in the period during which the contract modification occurred.

Investments in life settlement contracts and related revenue recognition – Prior to 2002, CNA purchased investments in life settlement contracts. A life settlement contract is a contract between the owner of a life insurance policy (the policy owner) and a third-party investor (investor). Under a life settlement contract, CNA obtained the ownership and beneficiary rights of an underlying life insurance policy.

CNA accounts for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Income. CNA’s investments in life settlement contracts were $130 million and $129 million at December 31, 2009 and 2008, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table details the values for life settlement contracts. The determination of fair value is discussed in Note 4.

	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts	Face Amount of Life Insurance Policies
(Dollar amounts in millions)

Estimated maturity during:
2010	100	$ 17	$ 53
2011	90	15	49
2012	90	13	46
2013	80	11	44
2014	80	10	41
Thereafter	817	64	443

Total	1,257	$130	$676

CNA uses an actuarial model to estimate the aggregate face amount of life insurance that is expected to mature in each future year and the corresponding fair value. This model projects the likelihood of the insured’s death for each in force policy based upon CNA’s estimated mortality rates, which may vary due to the relatively small size of the portfolio of life settlement contracts. The number of life settlement contracts presented in the table above is based upon the average face amount of in force policies estimated to mature in each future year.

The increase in fair value recognized for the years ended December 31, 2009, 2008 and 2007 on contracts still being held was $10 million, $17 million and $12 million. The gain recognized during the years ended December 31, 2009, 2008 and 2007 on contracts that matured was $24 million, $30 million and $38 million.

Separate Account Business – Separate account assets and liabilities represent contract holder funds related to investment and annuity products for which the policyholder assumes substantially all the risk and reward. The assets are segregated into accounts with specific underlying investment objectives and are legally segregated from CNA. All assets of the separate account business are carried at fair value with an equal amount recorded for separate account liabilities. Certain of the separate account investment contracts related to CNA’s pension deposit business

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies – (Continued)

guarantee principal and an annual minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time. Most of these contracts are subject to a fair value adjustment if terminated by the policyholder. During 2008, CNA recorded $68 million of additional Policyholders’ funds liabilities due to declines in the value of the related separate account assets. If the fair value of the related assets supporting the business increase to a level that exceeds the aggregate contract value, the amount of any such increase will accrue to CNA’s benefit to the extent of any remaining additional liability in Policyholders’ funds included in Insurance reserves in the Consolidated Balance Sheets. Accordingly, during 2009, CNA released a portion of the additional amounts originally recorded in 2008, leaving $26 million of additional Policyholders’ funds liability at December 31, 2009. Fee income accruing to CNA related to separate accounts is primarily included within Other revenue on the Consolidated Statements of Income.

Goodwill – Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Goodwill is tested for impairment annually or when certain triggering events require additional tests. Impairment losses, if any, are included in the Consolidated Statements of Income. As a result of recording ceiling test impairments of natural gas and oil properties (see Note 8), which were caused by declines in commodity prices, HighMount tested its goodwill for impairment at December 31, 2008 and March 31, 2009. As a result, a non-cash impairment charge of $482 million ($314 million after tax) was recorded in 2008. No impairment charge was needed in 2009.

Property, plant and equipment – Property, plant and equipment is carried at cost less accumulated depreciation, depletion and amortization (“DD&A”). Depreciation is computed principally by the straight-line method over the estimated useful lives of the various classes of properties. Leaseholds and leasehold improvements are depreciated or amortized over the terms of the related leases (including optional renewal periods where appropriate) or the estimated lives of improvements, if less than the lease term.

The principal service lives used in computing provisions for depreciation are as follows:

Years
Pipeline equipment	30 to 50
Offshore drilling equipment	15 to 30
Other	3 to 40

HighMount follows the full cost method of accounting for natural gas and NGL exploration and production activities prescribed by the SEC. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. These capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved natural gas and NGL reserves, assuming an average price during the twelve month period adjusted for cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. Approximately 5.2% (unaudited) of HighMount’s total proved reserves as of December 31, 2009 is hedged by qualifying cash flow hedges, for which hedge adjusted prices were used to calculate estimated future net revenue. Future cash flows associated with settling asset retirement obligations that have been accrued in the Consolidated Balance Sheets are excluded from HighMount’s calculations of discounted cash flows under the full cost ceiling test. See Note 15.

Depletion of natural gas and NGL producing properties is computed using the units-of-production method. Under the full cost method, the depletable base of costs subject to depletion also includes estimated future costs to be incurred in developing proved natural gas and NGL reserves, as well as capitalized asset retirement costs, net of projected salvage values. The costs of investments in unproved properties including associated exploration-related costs are initially excluded from the depletable base. Until the properties are evaluated, a ratable portion of the capitalized costs is periodically reclassified to the depletable base, determined on a property by property basis, over terms of underlying leases. Once a property has been evaluated, any remaining capitalized costs are then transferred to the depletable base. In addition, proceeds from the sale or other disposition of natural gas and NGL properties are

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies – (Continued)

accounted for as reductions of capitalized cost, unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case, a gain or loss is recognized.

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

Income taxes – The Company and its eligible subsidiaries file a consolidated tax return. The Company accounts for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized.

The Company recognizes uncertain tax positions that it has taken or expects to take on a tax return. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50.0% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. See Note 11 for additional information on the provision for income taxes.

Pension and postretirement benefits – The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities in the Consolidated Balance Sheets. Changes in funded status related to prior service costs and actuarial gains and losses are recognized in the year in which the changes occur through Accumulated other comprehensive income (loss). The Company measures its benefit plan assets and obligations at December 31st.

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

The Company recognized compensation expense that decreased net income attributable to Loews common stock by $12 million, $12 million and $9 million, after tax and noncontrolling interests, for the years ended December 31, 2009, 2008 and 2007. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans as well.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average exchange rates. Foreign currency transaction losses of $2 million, $101 million and $7 million were included in the Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

Regulatory accounting – FERC regulates the operations of Boardwalk Pipeline. GAAP for regulated entities requires Texas Gas Transmission, LLC (“Texas Gas”), a wholly owned subsidiary of Boardwalk Pipeline, to report certain assets and liabilities consistent with the economic effect of the manner in which independent third party regulators establish rates. Accordingly, certain costs and benefits are capitalized as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods.

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $442 million, $429 million and $299 million for the years ended December 31, 2009, 2008 and 2007. Cash payments (refunds) for federal, foreign, state and local income taxes amounted to $(34) million, $655 million and $974 million for the years ended December 31, 2009, 2008 and 2007. Investing activities include previously accrued capital expenditures of $235 million for the year ended December 31, 2009. For the years ended

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies – (Continued)

December 31, 2008 and 2007, investing activities exclude $29 million and $185 million of accrued capital expenditures.

Updated accounting guidance not yet adopted – In June of 2009, the FASB issued updated accounting guidance that amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. The updated accounting guidance is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Note 2. Acquisition/Divestitures

HighMount Acquisition

On July 31, 2007, HighMount acquired, through its subsidiaries, certain exploration and production assets and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. for $4.0 billion, funded with approximately $2.4 billion in cash and $1.6 billion of debt. The acquired business consisted primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent (unaudited) at the date of acquisition. These properties produce predominantly natural gas and related natural gas liquids and are characterized by long reserve lives and high well completion success rates. The amount of tax deductible goodwill was $1.0 billion.

The allocation of purchase price to the assets and liabilities acquired was as follows:

(In millions)

Property, plant and equipment	$2,961
Deferred income taxes	15
Goodwill and other intangibles	1,066
Other assets	43
Other liabilities	(55)

$4,030

Subsequent to the acquisition, as a result of recording ceiling test impairments on natural gas and oil properties, the Company tested its goodwill for impairment. As a result, a non-cash impairment charge of $482 million ($314 million after tax) was recorded in 2008. See Note 8 for additional information.

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

As a result of the Separation, Lorillard is no longer a subsidiary of Loews and Loews no longer owns any interest in the outstanding stock of Lorillard. As of the completion of the Redemption, the former Carolina Group and former Carolina Group stock have been eliminated. In addition, at that time all outstanding stock options and stock

Notes to Consolidated Financial Statements

Note 2. Acquisition/Divestitures – (Continued)

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

Prior to the Redemption, the Company had a two class common stock structure: Loews common stock and former Carolina Group stock. Former Carolina Group stock, commonly called a tracking stock, was intended to reflect the performance of a defined group of Loews’s assets and liabilities referred to as the former Carolina Group. The principal assets and liabilities attributable to the former Carolina Group were Loews’s 100% ownership of Lorillard, including all dividends paid by Lorillard to Loews, and any and all liabilities, costs and expenses arising out of or relating to tobacco or tobacco-related businesses. Immediately prior to the Separation, outstanding former Carolina Group stock represented an approximately 62% economic interest in the performance of the former Carolina Group. The Loews Group consisted of all of Loews’s assets and liabilities other than those allocated to the former Carolina Group, including an approximately 38% economic interest in the former Carolina Group. See Note 21.

Other

In February of 2010, the Company sold 10 million Boardwalk Pipeline common units for pretax proceeds of approximately $289 million. The Company’s percentage ownership interest declined from 72% to 67% as a result of this transaction.

The Company sold Bulova Corporation for approximately $263 million in January of 2008. See Note 21.

Note 3.  Investments

Year Ended December 31	2009	2008	2007
(In millions)

Net investment income consisted of:

Fixed maturity securities	$1,941	$1,984	$2,047
Short term investments	42	162	303
Limited partnerships	324	(379)	183
Equity securities	49	80	25
Income (loss) from Trading portfolio	187	(234)	207
Other	6	19	73

Total investment income	2,549	1,632	2,838
Investment expenses	(50)	(51)	(53)

Net investment income	$2,499	$1,581	$2,785

Investment gains (losses) are as follows:

Fixed maturity securities	$(1,167)	$(831)	$(478)
Equity securities	243	(490)	117
Derivative instruments	51	(19)	64
Short term investments	14	35	9
Other	6	9	12

Investment losses (a)	$(853)	$(1,296)	$(276)

Notes to Consolidated Financial Statements

Note 3. Investments – (Continued)

Year Ended December 31	2009	2008	2007

(In millions)

Net change in unrealized gains (losses) in investments is as follows:

Fixed maturity securities	$5,278	$(5,137)	$(847)
Equity securities	156	(347)	(47)
Other	(4)	5	2

Total net change in unrealized gains (losses) on investments	$5,430	$(5,479)	$(892)

(a)	Includes gross realized gains of $973, $554 and $632 and gross realized losses of $1,897, $1,875 and $993 on available-for-sale securities for the years ended December 31, 2009, 2008 and 2007.

The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2009	2008	2007

(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies		$29	$53
Asset-backed securities:
Residential mortgage-backed securities	$461	222	209
Commercial mortgage-backed securities	193	208	65
Other asset-backed securities	31	35	37

Total asset-backed securities	685	465	311
States, municipalities and political subdivisions-tax-exempt securities	79	1	50
Corporate and other taxable bonds	357	585	260
Redeemable preferred stock	9	1	42

Total fixed maturities available-for-sale	1,130	1,081	716

Equity securities available-for-sale:
Common stock	5	140	24
Preferred stock	217	263	1

Total equity securities available-for-sale	222	403	25

Net OTTI losses recognized in earnings	$1,352	$1,484	$741

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

Notes to Consolidated Financial Statements

Note 3. Investments – (Continued)

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

CNA applies the same impairment model as described above for the majority of the non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (iv) general market conditions and industry or sector specific outlook.

Prior to the adoption of the updated accounting guidance related to OTTI in the second quarter of 2009 as further discussed in Note 1, CNA applied the impairment model described in the paragraph above to both fixed maturity and equity securities.

The amortized cost and fair values of securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses			Unrealized OTTI Losses
December 31, 2009			Less Than 12 Months	12 Months or Greater	Estimated Fair Value
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$184	$16	$1		$199
Asset-backed securities:
Residential mortgage-backed securities	7,470	72	43	$561	6,938	$246
Commercial mortgage-backed securities	709	10	1	134	584	3
Other asset-backed securities	858	14	1	39	832

Total asset-backed securities	9,037	96	45	734	8,354	249
States, municipalities and political subdivisions-tax-exempt securities	7,142	201	25	325	6,993
Corporate and other taxable bonds	19,015	1,123	50	249	19,839	26
Redeemable preferred stock	51	4		1	54

Fixed maturities available-for-sale	35,429	1,440	121	1,309	35,439	275
Fixed maturities, trading	395	3		21	377

Total fixed maturities	35,824	1,443	121	1,330	35,816	275

Equity securities:
Common stock	61	14	1	1	73
Preferred stock	572	40		41	571

Equity securities available-for-sale	633	54	1	42	644	–
Equity securities, trading	310	109	10	46	363

Total equity securities	943	163	11	88	1,007	–

Total	$36,767	$1,606	$132	$1,418	$36,823	$275

Notes to Consolidated Financial Statements

Note 3. Investments – (Continued)

December 31, 2008	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
			Less Than 12 Months	12 Months or Greater	Estimated Fair Value

(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$2,862	$69	$1		$2,930
Asset-backed securities	9,670	24	961	$969	7,764
States, municipalities and political subdivisions-tax-exempt securities	8,557	90	609	623	7,415
Corporate and other taxable bonds	12,993	275	1,164	1,374	10,730
Redeemable preferred stock	72	1	23	3	47

Fixed maturities available-for-sale	34,154	459	2,758	2,969	28,886
Fixed maturities, trading	613	1	19	30	565

Total fixed maturities	34,767	460	2,777	2,999	29,451

Equity securities:
Equity securities available-for-sale	1,018	195	16	324	873
Equity securities, trading	384	52	78	46	312

Total equity securities	1,402	247	94	370	1,185

Total	$36,169	$707	$2,871	$3,369	$30,636

Activity for the period from April 1, 2009 to December 31, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at December 31, 2009 was as follows:

Period from April 1, 2009 to December 31, 2009

(In millions)

Beginning balance of credit losses on fixed maturity securities	$192

Additional credit losses for which an OTTI loss was previously recognized	93
Additional credit losses for which an OTTI loss was not previously recognized	183
Reductions for securities sold during the period	(239)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(65)

Ending balance of credit losses on fixed maturity securities	$164

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the December 31, 2009 summary of fixed maturity and equity securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.

The market disruption that emerged during 2008 has significantly subsided in 2009. The U.S. government has initiated programs intended to stabilize and improve markets and the economy. While the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging, financial markets have shown improvement in 2009. Risk free interest rates continued near multi-year lows and credit spreads narrowed resulting in improvement in the Company’s unrealized position. However, fair values in the asset-backed sector continue to be depressed primarily due to continued concerns with underlying residential and commercial collateral.

The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from the three major providers, S&P, Moody’s, and Fitch in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

Notes to Consolidated Financial Statements

Note 3. Investments – (Continued)

Asset-Backed Securities

The fair value of total asset-backed holdings at December 31, 2009 was $8,354 million which was comprised of 2,126 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 196 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

Residential mortgage-backed securities include 286 structured securities in a gross unrealized loss position. In addition, there were 66 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 10.7% of amortized cost.

Commercial mortgage-backed securities include 39 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 22.0% of amortized cost. Other asset-backed securities include 28 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 12.4% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

December 31, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government Agencies	$1,814	$1,782	$32
AAA	2,350	2,052	298
AA	475	389	86
A	391	325	66
BBB	349	279	70
Non-investment grade and equity tranches	1,180	953	227

Total	$6,559	$5,780	$779

The Company believes the unrealized losses are primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads, and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2009.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The tax-exempt portfolio consists primarily of special revenue and assessment bonds, representing 81.3% of the overall portfolio, followed by general obligation political subdivision bonds at 14.0% and state general obligation bonds at 4.7%.

The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to market conditions in certain sectors or states that continue to lag behind the broader municipal market recovery. Market conditions in the tax-exempt sector have improved during 2009. However, yields for certain issuers and types of

Notes to Consolidated Financial Statements

Note 3. Investments – (Continued)

securities, such as auction rate and tobacco securitizations, continue to be higher than historical norms relative to after tax returns on other fixed income alternatives. The holdings for all tax-exempt securities in this category include 340 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 10.4% of amortized cost.

The tax-exempt securities in a gross unrealized loss position by ratings distribution are as follows:

December 31, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

AAA	$1,344	$1,280	$64
AA	985	849	136
A	492	464	28
BBB	519	399	120
Non-investment grade	22	20	2

Total	$3,362	$3,012	$350

The largest exposures at December 31, 2009, measured by gross unrealized losses, were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $109 million and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $79 million. All of these securities are investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2009.

Corporate and Other Taxable Bonds

The holdings in this category include 505 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was 6.1% of amortized cost.

The corporate and other taxable bonds in a gross unrealized loss position across industry sectors and by ratings distribution are as follows:

December 31, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Industry sectors:
Communications	$333	$327	$6
Consumer, Cyclical	409	386	23
Consumer, Non-cyclical	425	412	13
Energy	271	259	12
Financial	1,918	1,752	166
Industrial	364	350	14
Utilities	654	614	40
Other	539	514	25

Total	$4,913	$4,614	$299

Notes to Consolidated Financial Statements

Note 3. Investments – (Continued)

December 31, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Ratings distributions:
AAA	$191	$183	$8
AA	344	339	5
A	1,161	1,103	58
BBB	2,287	2,150	137
Non-investment grade	930	839	91

Total	$4,913	$4,614	$299

The unrealized losses on corporate and other taxable bonds are primarily attributable to lingering impacts of the broader credit market deterioration throughout 2008 that resulted in widening of credit spreads over risk free interest rates beyond historical norms. These conditions continue in certain sectors, such as financial, that the market continues to view as out of favor. Overall conditions in the corporate bond market have significantly improved throughout 2009 resulting in improvement in the Company’s unrealized position. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2009.

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $637 million and an aggregate amortized cost of $722 million.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2009 and 2008. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	2009		2008
December 31	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,240	$1,219	$3,105	$2,707
Due after one year through five years	10,046	10,244	10,295	9,210
Due after five years through ten years	10,647	10,539	5,929	4,822
Due after ten years	13,496	13,437	14,825	12,147

Total	$35,429	$35,439	$34,154	$28,886

As of December 31, 2009, the Company held three non-income producing fixed maturity securities aggregating $1.0 million of fair value. As of December 31, 2008, the Company did not hold any non-income producing fixed maturity securities. As of December 31, 2009 and 2008, no investments exceeded 10.0% of shareholders’ equity other than investments in U.S. Treasury and U.S. Government agency securities.

Notes to Consolidated Financial Statements

Note 3. Investments – (Continued)

Auction Rate Securities

The investment portfolio includes auction rate securities which are primarily issued by student loan agencies from ten states and are substantially guaranteed by the Federal Family Education Loan Program. The fair value of auction rate securities held at December 31, 2009 was $979 million, with no gross unrealized gains and gross unrealized losses of $71 million. The average rating on these holdings was AAA. At December 31, 2009, all auction rate securities were paying the applicable coupon rate.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2009 and 2008 was approximately $2.0 billion and $1.8 billion which includes undistributed earnings of $543 million and $334 million. Limited partnerships comprising 53.3% of the total carrying value are reported on a current basis through December 31, 2009 with no reporting lag, 37.0% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2009 and 2008, the Company had 74 and 85 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. The Company generally does not invest in highly leveraged partnerships.

Of the limited partnerships held, 90.5% at December 31, 2009 and 89.5% at December 31, 2008, employ strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 44.1% are equity related, 32.7% pursue a multi-strategy approach, 18.4% are focused on distressed investments and 4.8% are fixed income related at December 31, 2009.

Limited partnerships representing 6.4% at December 31, 2009 and 7.1% at December 31, 2008 were invested in private equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,208 million and $915 million as of December 31, 2009 and December 31, 2008. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 3.9% and 3.4% of the aggregate partnership equity at December 31, 2009 and 2008, and the related income reflected on the Consolidated Statements of Income represents 4.4% and 3.1% of the changes in partnership equity for all limited partnership investments for the years ended December 31, 2009 and 2008. The largest contributor to income had a carrying value of $165 million at December 31, 2009, with related income of $120 million. The Company owned 7.0% of this limited partnership at December 31, 2009.

The risks associated with limited partnership investments may include losses due to leveraging, short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.

The Company’s limited partnerships investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year and in some cases do not permit withdrawals. Typically, withdrawals require advanced written notice of up to 90 days.

Investment Commitments

As of December 31, 2009, the Company had committed approximately $235 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2009, the Company had commitments to purchase $304 million and sell $172 million of various bank loan participations. When loan

Notes to Consolidated Financial Statements

Note 3. Investments – (Continued)

participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2009, the Company had obligations on unfunded bank loan participations in the amount of $13 million.

Investments on Deposit

CNA may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2009 and 2008, CNA did not hold any significant positions in investments whose sale was restricted other than limited partnerships.

Securities with carrying values of approximately $2.7 billion and $2.1 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2009 and 2008.

Cash and securities with carrying values of approximately $9 million and $10 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2009 and 2008. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $311 million and $284 million as of December 31, 2009 and 2008.

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

The Company attempts to establish fair value as an exit price in an orderly transaction consistent with normal settlement market conventions. The Company is responsible for the valuation process and seeks to obtain quoted market prices for all securities. When quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates, including discounted cash flow models, prices from recently executed transactions of similar securities or broker/dealer quotes, utilizing market observable information to the extent possible. In conjunction with modeling activities, the Company may use external data as inputs. The modeled inputs are consistent with observable market information, when available, or with the Company’s assumptions as to what market participants would use to value the securities. The Company also uses pricing services as a significant source of data. The Company monitors all the pricing inputs to determine if the markets from which the data is gathered are active. As further validation of the Company’s valuation process, the Company samples its past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.

Notes to Consolidated Financial Statements

Note 4. Fair Value – (Continued)

The fair values of CNA’s life settlement contracts investments are included in Other assets. The fair values of discontinued operations investments are included in Other liabilities. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

December 31, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$145	$54		$199
Asset-backed securities:
Residential mortgage-backed securities		6,309	$629	6,938
Commercial mortgage-backed securities		461	123	584
Other asset-backed securities		484	348	832

Total asset-backed securities		7,254	1,100	8,354
States, municipalities and political subdivisions-tax-exempt securities		6,237	756	6,993
Corporate and other taxable bonds	139	19,091	609	19,839
Redeemable preferred stock	3	49	2	54

Fixed maturities available-for-sale	287	32,685	2,467	35,439
Fixed maturities, trading	102	78	197	377

Total fixed maturities	$389	$32,763	$2,664	$35,816

Equity securities:
Common stock	$51	$11	$11	$73
Preferred stock	452	119		571

Equity securities available-for-sale	503	130	11	644
Equity securities, trading	363			363

Total equity securities	$866	$130	$11	$1,007

Short term investments	$6,818	$397		$7,215
Receivables		53	$2	55
Life settlement contracts			130	130
Separate account business	43	342	38	423
Payable to brokers	(87)	(135)	(50)	(272)
Discontinued operations investments	19	106	16	141

December 31, 2008

Fixed maturity securities	$2,358	$24,383	$2,710	$29,451
Equity securities	881	94	210	1,185
Short term investments	5,425	608		6,033
Receivables		182	40	222
Life settlement contracts			129	129
Separate account business	40	306	38	384
Payable to brokers	(168)	(260)	(112)	(540)
Discontinued operations investments	83	59	15	157

Notes to Consolidated Financial Statements

Note 4. Fair Value – (Continued)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements		Transfers out of Level 3		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31
2009	Balance, January 1	Included in Net Income	Included in OCI		Transfers into Level 3		Balance, December 31

(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(32)	$117	$(52)	$71	$(257)	$629	$(12)
Commercial mortgage-backed securities	186	(170)	185	(24)	28	(82)	123	(175)
Other asset-backed securities	139	(26)	56	180	153	(154)	348

Total asset-backed securities	1,107	(228)	358	104	252	(493)	1,100	(187)
States, municipalities and political subdivisions-tax-exempt securities	750		72	(66)			756
Corporate and other taxable bonds	622	(10)	126	75	23	(227)	609	(11)
Redeemable preferred stock	13	(9)	9	7		(18)	2	(9)

Fixed maturities available-for-sale	2,492	(247)	565	120	275	(738)	2,467	(207)
Fixed maturities, trading	218	16		(41)	4		197	4

Total fixed maturities	$2,710	$(231)	$565	$79	$279	$(738)	$2,664	$(203)

Equity securities:
Common stock	$191		$(1)	$5		$(184)	$11
Preferred stock	19					(19)

Equity securities available-for-sale	$210	$–	$(1)	$5	$–	$(203)	$11	$–

Short term investments			$1	$7		$(8)
Life settlement contracts	$129	$34		(33)			$130	$10
Separate account business	38	(1)	5	(1)		(3)	38
Discontinued operations investments	15	(4)	7	(2)			16
Derivative financial instruments, net	(72)	16	(51)	59			(48)	(10)

Notes to Consolidated Financial Statements

Note 4. Fair Value – (Continued)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements		Transfers out of Level 3		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31
2008	Balance, January 1	Included in Net Income	Included in OCI		Transfers into Level 3		Balance, December 31

(In millions)

Fixed maturity securities	$2,909	$(412)	$(505)	$(152)	$1,475	$(605)	$2,710	$(391)
Equity securities	199	(17)	6	23	22	(23)	210	(4)
Short term investments	85					(85)	—
Life settlement contracts	115	48		(34)			129	17
Separate account business	30			(18)	26		38
Discontinued operations investments	42	(1)	(5)	(4)		(17)	15
Derivative financial instruments, net	(19)	(16)	36	(73)			(72)	(89)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Notes to Consolidated Financial Statements

Note 4. Fair Value – (Continued)

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

Fixed Maturity Securities

Level 1 securities include highly liquid government bonds within the U.S. Treasury securities category and debt securities issued by foreign governments, which are included in the corporate and other taxable bond category, for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Securities within Level 2 include certain corporate bonds, municipal bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Level 2 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. These securities include certain corporate bonds, asset-backed securities, municipal bonds and redeemable preferred stock. Within corporate bonds and municipal bonds, Level 3 securities also include tax-exempt auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.

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

Derivative Financial Instruments

Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, commodity swaps, credit default swaps, equity warrants and options are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

Short Term Investments

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 includes commercial paper, for which all inputs are observable.

Life Settlement Contracts

The fair values of life settlement contracts are determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as CNA’s own assumptions for mortality, premium expense, and the rate of return that a buyer would require on the contracts, as no comparable market pricing data is available.

Notes to Consolidated Financial Statements

Note 4. Fair Value – (Continued)

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

December 31	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In millions)

Financial liabilities:
Premium deposits and annuity contracts	$105	$106	$111	$113
Short term debt	10	10	71	71
Long term debt	9,475	9,574	8,187	7,166

The following methods and assumptions were used in estimating the fair value of these financial liabilities.

Premium deposits and annuity contracts were valued based on cash surrender values, estimated fair values or policyholder liabilities, net of amounts ceded related to sold business.

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

Notes to Consolidated Financial Statements

Note 5. Derivative Financial Instruments – (Continued)

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

The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk in the normal course of portfolio management, which includes rebalancing its existing portfolios of assets and liabilities. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt. The Company infrequently designates these types of instruments as hedges against specific assets or liabilities.

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

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Australian dollars, Brazilian reais, British pounds, Canadian dollars and the European Monetary Unit. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency forwards. In May of 2009, Diamond Offshore began a hedging strategy and designated certain of its qualifying foreign currency forward exchange contracts as cash flow hedges.

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

        The tables below summarize CDS contracts where the Company sold credit protection as of December 31, 2009 and 2008. The fair value of the contracts represents the amount that the Company would have to pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted

Notes to Consolidated Financial Statements

Note 5. Derivative Financial Instruments – (Continued)

securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.

December 31, 2009	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity

(In millions of dollars)

B		$8	3.1

Total	$-	$8	3.1

December 31, 2008

AAA/AA/A	$(8)	$40	12.3
BBB	(4)	55	3.1
BB	(39)	50	8.1
B	(2)	8	4.1
CCC and lower	(29)	45	4.5

Total	$(82)	$198	6.6

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $7 million and $99 million at December 31, 2009 and 2008. The fair value of cash collateral received from counterparties was $1 million and $6 million at December 31, 2009 and 2008.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio reviewed quarterly. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $174 million at December 31, 2009. HighMount was not required to post any collateral under the governing agreements. At December 31, 2009 HighMount is in compliance with all of its covenants under the derivatives agreements.

See Note 4 for information regarding the fair value of derivative instruments.

Notes to Consolidated Financial Statements

Note 5. Derivative Financial Instruments – (Continued)

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments follows. Equity options purchased are included in Equity securities, and all other derivative assets are reported as Receivables. Derivative liabilities are included in Payable to brokers on the Consolidated Balance Sheets. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.

December 31	2009			2008

	Contractual/ Notional Amount	Estimated Fair Value		Contractual/ Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)

(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,600		$(135)	$1,600		$(183)
Commodities:
Forwards – short	715	$50	(39)	524	$158	(1)
Foreign exchange:
Currency forwards – short	114	3
Other	13	2		31	4

Without hedge designation

Equity markets:
Options – purchased	242	45		199	66
– written	282		(9)	304		(62)
Index futures – long				7
– short				1
Currency forwards – long				229	6	(4)
– short				392	2	(47)

Interest rate risk:
Interest rate swaps	9			963		(66)
Credit default swaps
– purchased protection	116		(11)	455	59	(3)
– sold protection	8			198		(82)
Futures – long				1,132
– short	132			68
Other	2			55

Total	$3,233	$100	$(194)	$6,158	$295	$(448)

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $18.7 billion in notional value while derivative termination activity totaled approximately $20.3 billion during the year ended December 31, 2009. The activity during the year ended December 31, 2009 was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

Notes to Consolidated Financial Statements

Note 5. Derivative Financial Instruments – (Continued)

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. The derivatives held for trading purposes were carried at fair value with the related gains and losses included within Net investment income on the Consolidated Statements of Income.

Year Ended December 31	2009	2008	2007

(In millions)

Included in Net investment income:

Equity markets:
Options – purchased	$(50)	$29	$1
– written	58	(86)	12
Futures – long	14	(162)	(1)
– short		152	28
Currency forwards – long	(8)	(11)	45
– short	15	33	(40)
Interest rate risk:
Credit default swaps – purchased protection	(8)	17	26
– sold protection	12	(22)	(26)
Futures – long	5	52	(3)
– short	(24)	(25)	(9)
Other	7	13	6

Included in Investment gains (losses):

Equity options – written	15
Interest rate risk:
Interest rate swaps	59	(59)	11
Credit default swaps – purchased protection	(47)	86	95
– sold protection	3	(35)	(40)
Futures – long			7
– short	21	(11)	(38)
Commodities forwards – short			32
Other		1	(3)

Included in Other revenues:

Currency forwards – short	9	(54)	8

Total	$81	$(82)	$111

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of December 31, 2009, approximately 106.8 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. The effective portion of these commodity hedges is reclassed from OCI into earnings when the anticipated transaction affects earnings. Approximately 63% of these derivatives have settlement dates in 2010 and 33% have settlement dates in 2011. As of December 31, 2009, the estimated amount of net unrealized gains associated with commodity contracts that will be reclassified into earnings during the next twelve months was $23 million. However, these amounts are likely to vary materially as a result of changes in market conditions. Diamond Offshore uses foreign currency forward exchange contracts to reduce exposure to foreign currency losses on future foreign currency expenditures. The effective portion of these hedges is reclassified from OCI into earnings when the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. As of December 31, 2009, the estimated amount of net unrealized gains associated with these contracts that will be reclassified into earnings over the next twelve months was $2 million. The Company also uses interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. As of December 31, 2009,

Notes to Consolidated Financial Statements

Note 5. Derivative Financial Instruments – (Continued)

the estimated amount of net unrealized losses associated with interest rate swaps that will be reclassified into earnings during the next twelve months was $75 million. However, this is likely to vary as a result of changes in the LIBOR rate. For each of the years ended December 31, 2009, 2008, and 2007, the net amounts recognized due to ineffectiveness were less than $1 million.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into Net income for derivatives designated as cash flow hedges:

Year Ended December 31, 2009	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income

(In millions)

Commodities	$98	Other revenues	$250
Foreign exchange	10	Contract drilling expenses	7
Interest rate risks	(24)	Interest	(70)

Total	$84		$187

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $66 million and $120 million with fair value liabilities of $78 million and $106 million at December 31, 2009 and 2008. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Income.

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

The attribution of income to each class of common stock was as follows:

Year Ended December 31	2009	2008	2007

(In millions, except %)

Loews common stock:

Consolidated net income - Loews	$564	$4,530	$2,488
Less income attributable to former Carolina Group stock		211	533

Income attributable to Loews common stock	$564	$4,319	$1,955

Former Carolina Group stock:

Income available to former Carolina Group stock		$339	$855
Weighted average economic interest of the former Carolina Group		62.4%	62.4%

Income attributable to former Carolina Group stock	$-	$211	$533

Notes to Consolidated Financial Statements

Note 6. Earnings Per Share – (Continued)

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:

Year Ended December 31	2009	2008	2007

(In millions)

Loews common stock:

Weighted average shares outstanding-basic	432.81	477.23	534.79
Stock options and SARs	0.64		1.21

Weighted average shares outstanding-diluted	433.45	477.23	536.00

Former Carolina Group stock:

Weighted average shares outstanding-basic		108.47	108.43
Stock options and SARs		0.13	0.14

Weighted average shares outstanding-diluted	-	108.60	108.57

Certain options and SARs were not included in the diluted weighted average shares amount due to the exercise price being greater than the average stock price for the respective periods. For the year ended December 31, 2008, common equivalent shares, consisting solely of stock options and SARs, are not included in diluted weighted average shares as their effects are antidilutive. The number of weighted average shares not included in the diluted computations is as follows:

Year Ended December 31	2009	2008	2007

Loews common stock	3,435,780	5,252,011	352,583
Former Carolina Group stock		255,983	50,684

Note 7. Receivables

December 31	2009	2008

(In millions)

Reinsurance	$6,932	$7,761
Insurance	1,858	2,039
Receivable from brokers	221	936
Accrued investment income	417	360
Federal income taxes	352	382
Other, primarily customer accounts	1,046	844

Total	10,826	12,322
Less: allowance for doubtful accounts on reinsurance receivables	351	366
allowance for other doubtful accounts	263	284

Receivables	$10,212	$11,672

Notes to Consolidated Financial Statements

Note 8.  Property, Plant and Equipment

December 31	2009	2008
(In millions)

Pipeline equipment (net of accumulated DD&A of $528 and $325)	$6,325	$3,955
Offshore drilling equipment (net of accumulated DD&A of $2,611 and $2,268)	4,405	3,399
Natural gas and oil proved and unproved properties (net of accumulated DD&A of $2,061 and $915)	1,450	2,430
Other (net of accumulated DD&A of $859 and $956)	860	898
Construction in process	234	2,210

Property, plant and equipment, net	$13,274	$12,892

DD&A expense and capital expenditures are as follows:

Year Ended December 31	2009		2008		2007
	DD&A	Capital Expend.	DD&A	Capital Expend.	DD&A	Capital Expend.
(In millions)

CNA Financial	$75	$65	$66	$104	$53	$160
Diamond Offshore	350	1,355	291	683	241	647
HighMount	119	196	177	519	67	185
Boardwalk Pipeline	207	588	127	2,812	80	1,214
Loews Hotels	26	36	26	15	26	27
Corporate and other	7	2	5	30	4	14

Total	$784	$2,242	$692	$4,163	$471	$2,247

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $29 million, $113 million and $56 million for the years ended December 31, 2009, 2008 and 2007.

Diamond Offshore Acquisitions

During 2009, Diamond Offshore acquired the Ocean Courage and the Ocean Valor, two newbuild, semisubmersible drilling rigs for an aggregate cost of $950 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares.

HighMount Impairment of Natural Gas and Oil Properties

At March 31, 2009 and December 31, 2008, HighMount recorded non-cash ceiling test impairment charges of $1,036 million ($660 million after tax) and $691 million ($440 million after tax), related to its carrying value of natural gas and oil properties. The impairments were recorded as credits to Accumulated depreciation, depletion, and amortization. The write-downs were the result of declines in commodity prices at March 31, 2009 and December 31, 2008. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $1,230 million ($784 million after tax) in 2009 and $873 million ($555 million, after tax) in 2008. No such impairment was required during the year ended December 31, 2007.

Notes to Consolidated Financial Statements

Note 8. Property, Plant and Equipment – (Continued)

Costs Not Being Amortized

HighMount excludes from amortization the cost of unproved properties, the cost of exploratory wells in progress, and major development projects in progress. Natural gas and oil property and equipment costs not being amortized as of December 31, 2009, are as follows, by the year in which such costs were incurred:

	Total	2009	2008	2007
(In millions)

Acquisition costs	$295	$5	$6	$284
Exploration costs	9	5	3	1
Capitalized interest	13	5	6	2

Total excluded costs	$317	$15	$15	$287

Boardwalk Pipeline Expansion Projects

In 2009, Boardwalk Pipeline placed in service its Gulf Crossing Project and Fayetteville and Greenville Laterals and the remaining compression facilities associated with its Southeast Expansion project. Additionally, Boardwalk Pipeline placed into service the remaining portion of Phase III of the western Kentucky storage expansion project. As a result, approximately $2.5 billion was transferred from Construction in process to Pipeline equipment. The assets will generally be depreciated over a term of 35 years.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA’s reported catastrophe losses, net of reinsurance, of $89 million, $358 million and $78 million for the years ended December 31, 2009, 2008 and 2007 for events occurring in those years. Catastrophe losses in 2009 related primarily to tornadoes, floods, hail and wind. The catastrophe losses in 2008 related primarily to Hurricanes Gustav and Ike. There can be no assurance that CNA’s’s ultimate cost for catastrophes will not exceed current estimates.

Notes to Consolidated Financial Statements

Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.

Year Ended December 31	2009	2008	2007
(In millions)

Reserves, beginning of year:
Gross	$27,593	$28,588	$29,636
Ceded	6,288	7,056	8,191

Net reserves, beginning of year	21,305	21,532	21,445

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,793	5,193	4,939
(Decrease) increase in provision for insured events of prior years	(240)	(5)	231
Amortization of discount	122	123	120

Total net incurred (a)	4,675	5,311	5,290

Net payments attributable to:
Current year events	917	1,034	867
Prior year events	3,942	4,328	4,447
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements	(3)	(10)	(17)

Total net payments	4,856	5,352	5,297

Foreign currency translation adjustment	98	(186)	94

Net reserves, end of year	21,222	21,305	21,532
Ceded reserves, end of year	5,594	6,288	7,056

Gross reserves, end of year	$26,816	$27,593	$28,588

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to expenses incurred related to uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Year Ended December 31	2009	2008	2007
(In millions)

Asbestos and environmental pollution	$155	$110	$7
Other	(396)	(117)	213

Property and casualty reserve development	(241)	(7)	220
Life reserve development in life company	1	2	11

Total	$(240)	$(5)	$231

Notes to Consolidated Financial Statements

Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

The following tables summarize the gross and net carried reserves:

December 31, 2009	CNA Specialty	CNA Commercial	Life & Group Non-Core	Other Insurance	Total
(In millions)

Gross Case Reserves	$2,208	$6,510	$2,502	$1,548	$12,768
Gross IBNR Reserves	4,714	6,495	381	2,458	14,048

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,922	$13,005	$2,883	$4,006	$26,816

Net Case Reserves	$1,781	$5,269	$1,765	$972	$9,787
Net IBNR Reserves	4,085	5,580	255	1,515	11,435

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,866	$10,849	$2,020	$2,487	$21,222

December 31, 2008

Gross Case Reserves	$2,105	$6,772	$2,473	$1,823	$13,173
Gross IBNR Reserves	4,616	6,837	389	2,578	14,420

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,721	$13,609	$2,862	$4,401	$27,593

Net Case Reserves	$1,639	$5,505	$1,656	$1,126	$9,926
Net IBNR Reserves	3,896	5,673	249	1,561	11,379

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,535	$11,178	$1,905	$2,687	$21,305

The following provides discussion of CNA’s A&E reserves.

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported A&E claims is subject to a higher degree of variability due to a number of additional factors, including among others: coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims and challenges to such litigation; increases and decreases in the frequency of asbestos and environmental pollution claims which

Notes to Consolidated Financial Statements

Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

cannot now be anticipated; increases and decreases in costs to defend asbestos and pollution claims; changing liability theories against CNA’s policyholders in asbestos and environmental matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos and pollution claims.

CNA has performed actuarial ground up reviews of all open A&E claims to evaluate the adequacy of its A&E reserves. In performing its actuarial ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume and severity, trial conditions, prior settlement history, settlement demands and defense costs; the impact of bankruptcies of other parties on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements. In the past, CNA’s actuarial ground up reviews of all open A&E claims have been completed in the fourth quarter. Going forward, CNA plans to perform its environmental review in the third quarter and its asbestos review in the fourth quarter.

The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

December 31	2009		2008

	Asbestos	Environmental Pollution	Asbestos	Environmental Pollution

(In millions)

Gross reserves	$2,046	$ 482	$2,112	$ 392
Ceded reserves	(909)	(196)	(910)	(130)

Net reserves	$1,137	$ 286	$1,202	$ 262

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

In its most recent actuarial ground up review, CNA noted adverse development in various asbestos accounts due to increases in average claim severity and defense expense arising from increased trial activity. Additionally, CNA has not seen a decline in the overall emergence of new accounts during the last few years. As a result of these factors, CNA recorded $79 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2009.

The table below provides a reconciliation between CNA’s beginning and ending net reserves for asbestos:

December 31	2009	2008	2007

(In millions)

Beginning net reserves	$1,202	$1,322	$1,452
Unfavorable net prior year claim and claim adjustment expense reserve development claim	79	27	6
Paid claims, net of reinsurance recoveries	(144)	(147)	(136)

Ending net reserves	$1,137	$1,202	$1,322

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

Certain asbestos claim litigation in which CNA is currently engaged is described below:

A.P. Green:  On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. On July 25, 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal was argued on May 21, 2009 and the parties are awaiting the court’s decision.

Direct Action Case – Montana:  On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is held in two phases. The first phase was held in June 2009. The second phase concluded in January 2010. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution

In its most recent actuarial ground up review, CNA noted adverse development in various pollution accounts due to changes in the liabilities attributed to CNA’s policyholders and adverse changes in case law impacting insurers’ coverage obligations. These changes in turn increased CNA’s account estimates on certain accounts. In addition, the frequency of environmental pollution claims did not decline at the rate previously anticipated. As a result of these factors, CNA recorded $76 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the year ended December 31, 2009.

The table below provides a reconciliation between CNA’s beginning and ending net reserves for environmental pollution:

December 31	2009	2008	2007

(In millions)

Beginning net reserves	$262	$242	$285
Unfavorable net prior year claim and claim adjustment expense reserve development	76	83	1
Paid claims, net of reinsurance recoveries	(52)	(63)	(44)

Ending net reserves	$286	$262	$242

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other Insurance segments for the years ended December 31, 2009, 2008 and 2007. The net prior year development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance. See Note 17 for further discussion of the provision for uncollectible reinsurance.

Favorable net prior year development of $53 million was recorded in the Life & Group Non-Core segment for the year ended December 31, 2009 compared with unfavorable net prior year development of $15 million and $147 million for the years ended December 31, 2008 and 2007. Included in the 2009 favorable development is the impact of a settlement reached in 2009 with Willis Limited that resolved litigation related to the placement of personal accident reinsurance between 1997 and 1999 in connection with the IGI Program. Under this settlement agreement, Willis Limited agreed to pay CNA a total of $130 million, which is reported as a loss recovery of $94 million, net of reinsurance. The 2007 unfavorable net prior year development primarily related to the settlement of the original IGI Program contingency in 2007. CNA reached agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax. The 2009 settlement represents a partial recoupment of the amounts paid by CNA in 2007.

Notes to Consolidated Financial Statements

Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

Year Ended December 31, 2009	CNA Specialty	CNA Commercial	Other Insurance	Total

(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development
Core (Non-A&E)	$(218)	$(255)	$29	$(444)
A&E			155	155

Pretax unfavorable (favorable) net prior year development before impact of premium development	(218)	(255)	184	(289)
Pretax favorable premium development	(6)	87		81

Total pretax unfavorable (favorable) net prior year development	$(224)	$(168)	$184	$(208)

Year Ended December 31, 2008

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development
Core (Non-A&E)	$(97)	$(101)	$13	$(185)
A&E	-	-	110	110

Pretax unfavorable (favorable) net prior year development before impact of premium development	(97)	(101)	123	(75)
Pretax favorable premium development	(9)	5	(1)	(5)

Total pretax unfavorable (favorable) net prior year development	$(106)	$(96)	$122	$(80)

Year Ended December 31, 2007

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development
Core (Non-A&E)	$35	$(164)	$84	$(45)
A&E	-	-	7	7

Pretax unfavorable (favorable) net prior year development before impact of premium development	35	(164)	91	(38)
Pretax favorable premium development	(11)	(19)	(5)	(35)

Total pretax unfavorable (favorable) net prior year development	$24	$(183)	$86	$(73)

2009 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to professional liability and surety coverages.

Approximately $81 million of favorable claim and allocated claim adjustment expense reserve development was recorded for professional liability coverages, primarily financial institutions, accountants and lawyers, directors and officers, and life agents coverages. For financial institutions, favorable development was recorded due to favorable

Notes to Consolidated Financial Statements

Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

experience on a number of large claims in accident years 2003 and prior and decreased frequency of large claims in accident years 2007 and prior. Favorable development was recorded in accountants and lawyers due to better than expected large claim frequency in accident years 2004 through 2006. The remaining favorable development was recorded in directors and officers and life agents coverages due to lower than expected large claim frequency.

Favorable claim and allocated claim adjustment expense reserve development of approximately $66 million for medical professional liability was recorded primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations and favorable changes on individually reviewed accounts.

Favorable claim and allocated claim adjustment expense reserve development of $51 million was recorded in surety programs driven by claim activity substantially below expectations, primarily in accident years 2004 through 2007.

Favorable claim and claim adjustment expense reserve development of $4 million was recorded as a result of favorable outcomes on claims relating to catastrophes in accident year 2005.

Additional favorable claim development of approximately $19 million was recorded in CNA Specialty’s international programs. This favorable development was primarily due to favorable emergence relative to expectations in European non-financial directors and officers and errors and omissions coverages.

CNA Commercial

The favorable claim and allocated claim adjustment expense reserve development was primarily due to property, general liability and international affiliate coverages, partially offset by unfavorable experience in worker’s compensation coverages.

Approximately $149 million of favorable claim and allocated claim adjustment expense reserve development was recorded for property coverages. Favorable catastrophe claim and claim adjustment expense reserve development of approximately $101 million was recorded, driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and better than expected frequency and severity on claims in accident year 2008. An additional $48 million of favorable claim and allocated claim adjustment expense reserve development was due to non-catastrophe related losses, primarily on large property and marine coverages in accident years 2007 and 2008.

Approximately $103 million of favorable claim and allocated claim adjustment expense reserve development was recorded for general liability coverages. Favorable development of approximately $78 million was primarily due to claims closing favorable to expectations on non-construction defect exposures in accident years 2006 and prior. An additional $25 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity trends related to construction defect exposures in accident years 2003 and prior.

Approximately $35 million of unfavorable claim and allocated claim adjustment expense reserve development was related to increased severity of indemnity losses relative to expectations on workers’ compensation claims related to Defense Base Act contractors primarily in accident years 2004 through 2008.

Approximately $49 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased paid and incurred severity on workers’ compensation business primarily in the small and middle markets businesses in accident years 2004, 2007 and 2008.

Approximately $40 million of unfavorable premium development was related to changes in estimated ultimate premium on retrospectively rated coverages. Additional unfavorable premium development was due to an estimated liability for an assessment related to a reinsurance association driven by large workers’ compensation policies and less premium processing on auditable policies due to reduced exposures in the current economic environment.

The remaining favorable claim and allocated claim adjustment expense reserve development of approximately $80 million was recorded in CNA Commercial’s international programs primarily due to favorable loss emergence relative to expectations across several accident years and coverages. Approximately $33 million of favorable

Notes to Consolidated Financial Statements

Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

development was driven by European property, cargo, and personal accident and travel businesses in recognition of both frequency and severity emerging favorably to prior expectations, particularly in accident years 2007 and 2008. An additional $29 million of favorable development within a Hawaiian affiliate was primarily driven by improved frequency. The remaining $18 million of favorable development was due to Canadian commercial lines, primarily in casualty programs and primarily driven by severity emerging favorable to prior expectations.

Other Insurance

Unfavorable claim and allocated claim adjustment expense reserve development was recorded related to asbestos and environmental pollution, as discussed previously in this Note in the Asbestos and Environmental Pollution sections. An additional $25 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to higher than anticipated litigation costs related to mass tort exposures, primarily in accident years 1997 and prior.

2008 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, surety business, and CNA Specialty’s international programs, partially offset by unfavorable experience in professional liability coverages.

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

Approximately $26 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable incurred loss emergence within CNA Specialty’s international programs in accident year 2006 and prior. This favorability was driven primarily by decreased severity in the overall book of business.

CNA Commercial

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability and property coverages including marine exposures, partially offset by unfavorable experience in workers’ compensation (including excess workers’ compensation coverages) and large account business.

For general liability excluding construction defect, $259 million in favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development of $207 million associated with construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claim handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. The lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. For property coverages including marine exposures, approximately $150 million of favorable development was primarily the result of decreased frequency and severity in recent years. The $150 million of favorable property and marine development includes approximately $47 million due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005. Approximately $30 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to decreased frequency and severity of claims in CNA’s excess and surplus program covering facilities that provide services to developmentally disabled individuals in accident years 2000 through

Notes to Consolidated Financial Statements

Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

2004. Approximately $34 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable incurred loss emergence within CNA Commercial’s international programs in accident years 2006 and prior. This favorability was driven primarily by decreased severity in the overall book of business. The remaining favorable development was primarily the result of favorable experience across several miscellaneous coverages in CNA Commercial.

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

In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial was reduced by $90 million for insolvent insureds. The reduction of this amount, which is reflected as unfavorable net prior year reserve development, had no effect on 2008 results of operations as the CNA had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Income.

Other Insurance

CNA noted adverse development in various pollution accounts due to changes in liability and/or coverage circumstances. These changes in turn increased CNA’s estimates for incurred but not reported claims. As a result, CNA increased pollution reserves by $83 million in 2008.

The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutations of ceded reinsurance arrangements. The unfavorable development was substantially offset by a release of a previously established allowance for uncollectible reinsurance.

2007 Net Prior Year Development

CNA Specialty

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

Approximately $15 million of favorable claim and allocated claims adjustment expense reserve development was recorded in international specialty coverages. This favorable development was recorded primarily due to decreased frequency and severity in accident years 2003 through 2006.

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

CNA Commercial

Approximately $184 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims within the general liability exposures in accident years 2005 and prior, as well as lower frequency in accident years 1997 and prior related to construction defect. Additionally, there was approximately $17 million of favorable premium development resulting from audits on general liability policies.

Approximately $140 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to property exposures, primarily in accident years 2005 and 2006. Included in this favorable development is approximately $39 million related to the 2005 hurricanes.

Approximately $44 million of favorable claim and allocated claims adjustment expense reserve development was recorded in international commercial coverages. This favorable development was recorded primarily due to decreased frequency and severity in accident years 2003 through 2006.

Approximately $16 million of favorable claim and allocated claim adjustment expense reserve development was recorded in marine exposures, due primarily to decreased frequency in accident year 2006, and decreased severity in accident years 2005 and prior.

Approximately $16 million of unfavorable premium development was recorded related to the CNA’s participation in involuntary pools. This unfavorable development was partially offset by approximately $9 million of favorable claim and allocated claim adjustment expense reserve development.

Approximately $257 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity in workers’ compensation exposures, primarily on large claims in accident years 2003 and prior, as a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care. This was partially offset by approximately $12 million of favorable premium development.

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

Note 10. Leases

Leases cover office facilities, machinery and computer equipment. The Company’s hotels in some instances are constructed on leased land. Rent expense amounted to $95 million, $98 million and $79 million for the years ended December 31, 2009, 2008 and 2007. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

Notes to Consolidated Financial Statements

Note 10. Leases – (Continued)

	Future Minimum Lease
Year Ended December 31	Payments	Receipts

(In millions)

2010	$67	$3
2011	62	3
2012	53	3
2013	42	2
2014	20
Thereafter	38

Total	$282	$11

Note 11. Income Taxes

The Company and its eligible subsidiaries file a consolidated federal income tax return. The Company has entered into a separate tax allocation agreement with CNA, a majority-owned subsidiary in which its ownership exceeds 80%. The agreement provides that the Company will: (i) pay to CNA the amount, if any, by which the Company’s consolidated federal income tax is reduced by virtue of inclusion of CNA in the Company’s return, or (ii) be paid by CNA an amount, if any, equal to the federal income tax that would have been payable by CNA if it had filed a separate consolidated return. The agreement may be canceled by either of the parties upon thirty days written notice.

Since 2007, the Company has participated in the Compliance Assurance Process (“CAP”), which is a voluntary program for a limited number of large corporations. Under CAP, the Internal Revenue Service (“IRS”) conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related uncertainties, if any. The Company’s 2006 tax year remains subject to examination and the 2008 tax year is under examination by the IRS. Although the outcome of tax audits are always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position and cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2005.

Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal, various state and foreign jurisdictions. Diamond Offshore’s 2007 and 2008 U.S. federal income tax returns remain subject to examination. Tax years that remain subject to examination by the various other jurisdictions include years 2000 to 2008.

The current and deferred components of income tax expense (benefit), excluding taxes on discontinued operations, are as follows:

Year Ended December 31	2009	2008	2007

(In millions)

Income tax expense (benefit):
Federal:
Current	$3	$195	$876
Deferred	149	(368)	12
State and city:
Current	7	22	22
Deferred	(9)	(10)	6
Foreign	195	168	79

Total	$345	$7	$995

Notes to Consolidated Financial Statements

Note 11. Income Taxes – (Continued)

A reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

Year Ended December 31	2009	2008	2007

Income before income tax:
U.S.	$989	$29	$2,772
Foreign	741	558	422

Total	$1,730	$587	$3,194

Income tax expense at statutory rate	$606	$205	$1,117
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(120)	(119)	(102)
Foreign earnings indefinitely reinvested	(123)	(93)	(76)
Foreign taxes and credits	(72)
Taxes related to domestic affiliate	49	46	30
Partnership earnings not subject to taxes	(16)	(31)	(19)
Taxes related to foreign distribution			59
Other	21	(1)	(14)

Income tax expense	$345	$7	$995

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

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2009, the Company has not provided deferred taxes of $180 million, if sold through a taxable sale, on $514 million of undistributed earnings related to a domestic affiliate. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of foreign subsidiaries is not practicable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended December 31	2009	2008

(In millions)

Balance at January 1	$24	$20
Additions based on tax positions related to the current year	4	6
Additions for tax positions related to prior years	5
Lapse of statute of limitations	(6)	(2)

Balance at December 31	$27	$24

Certain foreign income tax returns will no longer be subject to examination and as a result, there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $1 million. At December 31, 2009, there were $27 million of tax benefits that if recognized would affect the effective rate.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense on the Consolidated Statements of Income. During 2009, the Company recorded approximately $3 million for interest income and $5 million for penalties. As of December 31, 2009, the Company recognized a liability for interest of $4 million and penalties of $13 million.

Notes to Consolidated Financial Statements

Note 11. Income Taxes – (Continued)

The following table summarizes deferred tax assets and liabilities. The amounts presented for 2008 have been corrected from amounts previously recorded. These corrections had no impact on the net deferred tax asset at December 31, 2008, however, individual components were corrected by amounts ranging from an increase of $194 million to a decrease of $144 million.

December 31	2009	2008

(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$606	$694
Unearned premium reserves	111	90
Receivables	185	199
Employee benefits	378	397
Life settlement contracts	72	73
Investment valuation differences	316	496
Net loss and tax credits carried forward	63	28
Net unrealized losses	36	1,988
Basis differential in investment in subsidiary	32	43
Other	295	332

Deferred tax assets	2,094	4,340

Deferred tax liabilities:
Deferred acquisition costs	(297)	(301)
Property, plant and equipment	(427)	(568)
Basis differential in investment in subsidiary	(521)	(301)
Other liabilities	(222)	(242)

Deferred tax liabilities	(1,467)	(1,412)

Net deferred tax asset	$627	$2,928

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences, and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2009 and 2008.

Note 12. Debt

December 31, 2009	Principal	Unamortized Discount	Net	Short Term Debt	Long Term Debt

(In millions)

Loews Corporation	$875	$ 8	$867		$867
CNA Financial	2,317	14	2,303		2,303
Diamond Offshore	1,504	13	1,491	$ 4	1,487
HighMount	1,600		1,600		1,600
Boardwalk Pipeline	3,114	14	3,100		3,100
Loews Hotels	224		224	6	218
Elimination of intercompany debt	(100)		(100)		(100)

Total	$9,534	$49	$9,485	$10	$9,475

Notes to Consolidated Financial Statements

Note 12. Debt – (Continued)

December 31	2009	2008
(In millions)

Loews Corporation (Parent Company):
Senior:
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	$175	$175
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400) (a)	400	400
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300	300
CNA Financial:
Senior:
6.0% notes due 2011 (effective interest rate of 6.1%) (authorized, $400)	400	400
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	70	70
Variable rate revolving credit facility due 2012 (effective interest rate of 2.7%)	150	250
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized, $549)	549	549
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)	350	350
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.4% notes due 2019 (effective interest rate of 7.5%) (authorized, $350)	350
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
5.1% debentures due 2034 (effective interest rate of 5.1%) (authorized, $31)	31	31
Other senior debt (effective interest rates approximate 5.3% and 5.0%)	24	24
Diamond Offshore:
Senior:
5.2% notes due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250	250
4.9% notes due 2015 (effective interest rate of 5.0%) (authorized, $250) (a)	250	250
5.9% notes due 2019 (effective interest rate of 6.0%) (authorized, $500) (a)	500
Zero coupon convertible debentures due 2020, net of discount of $2 and $2 (effective interest rate of 3.6%)	4	4
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized $500) (a)	500
HighMount:
Senior:
Variable rate term loans due 2012 (effective interest rate of 5.8%)	1,600	1,600
Variable rate revolving credit facility due 2012 (effective interest rate of 0.8% and 3.3%)		115
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2012 (effective interest rate of 0.5% and 3.4%)	554	792
8.0% subordinated loan due 2012	100
5.8% notes due 2012 (effective interest rate of 6.0%) (authorized, $225) (a)	225	225
5.5% notes due 2013 (effective interest rate of 5.8%) (authorized, $250) (a)	250	250
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250) (a)	250	250
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275) (a)	275	275
5.9% notes due 2016 (effective interest rate of 6.0%) (authorized, $250) (a)	250	250
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300) (a)	300	300
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275) (a)	275	275
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185	185
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $350) (a)	350
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.1%)	224	226
Elimination of intercompany debt	(100)

	9,534	8,289
Less unamortized discount	49	31

Debt	$9,485	$8,258

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.

Notes to Consolidated Financial Statements

Note 12. Debt – (Continued)

In November of 2009, CNA issued $350 million aggregate principal amount of 7.4% senior notes due 2019 in a public offering. CNA used a portion of the net proceeds to redeem $250 million of its 2008 senior preferred stock held by the Company.

On August 1, 2007, CNA entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a five year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus CNA’s credit risk spread of 0.54%, which was equal to 0.79% at December 31, 2009.

Under the credit agreement, CNA is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNA’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. CNA’s remaining debt obligations contain customary covenants for investment grade insurers. As of December 31, 2009, CNA was in compliance with all covenants.

Diamond Offshore maintains a $285 million syndicated, senior unsecured revolving credit facility, for general corporate purposes, including loans and performance or standby letters of credit which bears interest at a rate per annum equal to, at its election, either; (i) the higher of the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR, plus an applicable margin, based on Diamond Offshore’s current credit ratings. As of December 31, 2009, there were no loans outstanding under the credit facility, however, $63 million in letters of credit were issued which reduced the available capacity under the facility. As of December 31, 2009, Diamond Offshore was in compliance with all covenants.

In October of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.7% senior notes due October 15, 2039 in a private placement. In May of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.9% senior notes due 2019 in a private placement. The proceeds from these offerings were used for general corporate purposes.

HighMount maintains $1.6 billion of variable rate term loans which bear interest at LIBOR plus an applicable margin. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. The loans also provide for a five year, $400 million revolving credit facility. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin or a base rate defined as the greater of the prime rate or the federal funds rate plus 50 basis points. Among other customary covenants, HighMount cannot exceed a predetermined total debt to capitalization ratio. As of December 31, 2009, no debt was outstanding under the revolving facility, however, $4 million in letters of credit were issued. At December 31, 2009, HighMount is in compliance with all of its debt covenants under the credit agreement.

Boardwalk Pipeline maintains aggregate lending commitments of a $1.0 billion revolving credit facility under which Boardwalk Pipeline and its operating subsidiaries each may borrow funds, up to applicable sub-limits. Borrowings under the credit facility bear interest at a rate per annum equal to at its election, either; (i) the higher of the prime rate or the Federal funds rate plus 50 basis points or (ii) LIBOR plus an applicable margin. Among other customary covenants, each of the borrowers must maintain a minimum ratio, as of the last day of each fiscal quarter, of consolidated total debt to consolidated earnings before interest, income taxes and depreciation and amortization (as defined in the agreement), measured for the preceding twelve months, of not more than five to one.

As of December 31, 2009, Boardwalk Pipeline had $554 million of loans outstanding under the revolving credit facility with a weighted-average interest rate on the borrowings of 0.5% and had no letters of credit issued. As of December 31, 2009, Boardwalk Pipeline and its operating subsidiaries were in compliance with all covenant requirements under the credit facility. The revolving credit facility has a maturity date of June 29, 2012, however all outstanding revolving loans on such date may be converted to term loans having a maturity date of June 29, 2013.

In August of 2009, Boardwalk Pipeline issued $350 million aggregate principal amount of 5.8% senior notes due September 15, 2019 in a private placement. The proceeds from this offering were used to repay $100 million of

Notes to Consolidated Financial Statements

Note 12. Debt – (Continued)

borrowings under its subordinated loan agreement with a subsidiary of the Company and to fund a portion of the cost of its expansion projects.

At December 31, 2009, the aggregate of long term debt maturing in each of the next five years is approximately as follows: $10 million in 2010, $647 million in 2011, $2,603 million in 2012, $255 million in 2013, $804 million in 2014 and $5,215 million thereafter.

Note 13. Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gains (Losses) on Investments	OTTI Losses	Cash Flow Hedges	Foreign Currency	Pension Liability	Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2007	$579		$5	$86	$(283)	$387
Unrealized holding losses on investments, after tax of $224 and $34	(413)		(65)			(478)
Adjustment for items included in Net income, after tax of $87	(159)					(159)
Foreign currency translation adjustment				35		35
Pension liability adjustment, after tax of $(52)					100	100
Amounts attributable to noncontrolling interests	61		4	(4)	(11)	50

Balance, December 31, 2007	68		(56)	117	(194)	(65)
Unrealized holding losses on investments, after tax of $1,949 and $15	(3,558)		(29)			(3,587)
Adjustment for items included in Net income, after tax of $(16), $(39) and $(20)	30		70		34	134
Foreign currency translation adjustment				(161)		(161)
Pension liability adjustment, after tax of $201					(388)	(388)
Disposal of discontinued operations, after tax of $(33)					53	53
Amounts attributable to noncontrolling interests	368		(1)	16	45	428

Balance, December 31, 2008	(3,092)		(16)	(28)	(450)	(3,586)
Adjustment to initially apply accounting guidance for other-than-temporary impairment losses, after tax of $(31) and $(34)	(58)	$(64)				(122)
Unrealized holding gains (losses) on investments, after tax of $(1,756), $103 and $(26)	3,212	(190)	49			3,071
Adjustment for items included in Net income, after tax of $(269), $(51) and $63	499	95	(116)			478
Foreign currency translation adjustment				117		117
Pension liability adjustment, after tax of $(7)					6	6
Amounts attributable to noncontrolling interests	(388)	15	2	(12)		(383)

Balance, December 31, 2009	$173	$(144)	$(81)	$77	$(444)	$(419)

Note 14. Statutory Accounting Practices (Unaudited)

CNA’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, the more significant adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to certain fixed maturity securities.

CNA’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National

Notes to Consolidated Financial Statements

Note 14. Statutory Accounting Practices (Unaudited) – (Continued)

Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules.

At December 31, 2009, CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus at December 31, 2009.

In December 2009, the NAIC modified the prescribed statutory accounting guidance allowing a greater portion of deferred tax assets to be admitted. This newly prescribed guidance resulted in an approximate $623 million increase in the combined statutory surplus of CCC and its subsidiaries at December 31, 2009 as compared to the amount which would have resulted using the previously prescribed accounting guidance. CCC had previously been granted a permitted practice for the reporting periods ending December 31, 2008 through September 30, 2009. This permitted practice allowed CCC to admit a greater portion of its deferred tax assets than what was allowed under the prescribed accounting guidance. This permitted practice resulted in an approximate $700 million increase in CCC’s statutory surplus at December 31, 2008.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2009, CCC is in a positive earned surplus position, enabling CCC to pay approximately $934 million of dividend payments during 2010 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2009 and 2008, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada and other countries. CNA’s foreign subsidiaries met or exceeded regulatory capital requirements.

Notes to Consolidated Financial Statements

Note 14. Statutory Accounting Practices (Unaudited) – (Continued)

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows:

	Statutory Capital and Surplus		Statutory Net Income (Loss)

	December 31		Year Ended December 31

Unaudited	2009 (b)	2008	2009 (b)	2008	2007

(In millions)

Combined Continental Casualty Companies (a)	$9,338	$7,819	$17	$(172)	$485
Life company	448	487	(65)	(51)	27

(a)	Represents the combined statutory surplus of CCC and its subsidiaries, including the Life company.
(b)	Preliminary

Note 15. Supplemental Natural Gas and Oil Information (Unaudited)

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

Proved reserves represent quantities of natural gas, NGLs and oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be recoverable in the future from known reservoirs under existing economic conditions, operating methods and government regulations. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment, infrastructure and operating methods.

Estimates of reserves as of December 31, 2009, 2008 and 2007 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. Ryder Scott Company, L.P., an independent third party petroleum engineering consulting firm, has audited HighMount’s reserve estimates in accordance with the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. All proved reserves are located in the United States of America.

Notes to Consolidated Financial Statements

Note 15. Supplemental Natural Gas and Oil Information (Unaudited) – (Continued)

Reserves

Estimated net quantities of proved natural gas and oil (including condensate and NGLs) reserves at December 31, 2009, 2008 and 2007 and changes in the reserves during 2009, 2008 and 2007 are shown in the schedule below:

Proved Developed and Undeveloped Reserves	Natural Gas(a)	NGLs and Oil	Natural Gas Equivalents
	(Bcf)	(thousands of barrels)	(Bcfe)

January 1, 2007	-	-	-
Changes in reserves:
Extensions, discoveries and other additions	62	3,877	85
Revisions of previous estimates (b)	(51)	2,164	(38)
Production	(34)	(1,627)	(43)
Purchases of reserves in place	1,919	91,868	2,470

December 31, 2007	1,896	96,282	2,474
Changes in reserves:
Extensions, discoveries and other additions	56	3,140	75
Revisions of previous estimates (c)	(185)	(10,925)	(251)
Production	(79)	(3,859)	(102)
Sales of reserves in place	(1)	(54)	(1)
Purchases of reserves in place	7	243	8

December 31, 2008	1,694	84,827	2,203
Changes in reserves:
Extensions, discoveries and other additions	39	2,278	53
Revisions of previous estimates (d)	(141)	(6,669)	(181)
Production	(77)	(3,679)	(99)
Sales of reserves in place	(1)	(2,919)	(19)
Purchases of reserves in place	7		7

December 31, 2009	1,521	73,838	1,964

Proved developed reserves at:
December 31, 2007	1,394	67,371	1,798
December 31, 2008	1,310	64,175	1,695
December 31, 2009	1,231	58,227	1,580

(a)	Excludes reserves associated with Volumetric Production Payment (“VPP”) delivery obligations.
(b)

The 2007 revision is primarily attributable to lower than expected NGL recovery yield on some of HighMount’s gas that is processed by third parties, as well as the aggregate result of revisions to individual wells based upon engineering and geologic analyses.

(c)

The 2008 revision is primarily attributable to lower commodity prices at December 31, 2008 as compared to December 31, 2007. The year end 2008 pricing caused the reclassification of some proven undeveloped reserves to a non-proved category to adhere to SEC proved reserve requirements. Additionally, higher operating costs in 2008 resulted in a reduction of the remaining proven developed producing reserves.

(d)

The 2009 revision is primarily attributable to lower 2009 average prices as compared to December 31, 2008. The lower 2009 average prices caused the reclassification of some proven undeveloped reserves to a non-proved category to adhere to SEC proved reserve requirements.

Notes to Consolidated Financial Statements

Note 15. Supplemental Natural Gas and Oil Information (Unaudited) – (Continued)

Capitalized Costs

The aggregate amounts of costs capitalized for natural gas and NGL producing activities, and related aggregate amounts of accumulated depletion follow:

December 31	2009	2008	2007

(In millions)

Subject to depletion	$3,194	$2,923	$2,443
Costs excluded from depletion	317	422	426

Gross natural gas, NGL, and oil properties	3,511	3,345	2,869
Less accumulated depletion	2,061	915	62

Net natural gas, NGL, and oil properties	$1,450	$2,430	$2,807

The following costs were incurred in natural gas and NGL producing activities:

Year Ended December 31	2009	2008	2007

(In millions)

Acquisition of properties:
Proved	$7	$8	$2,245
Unproved	24	36	431

Subtotal	31	44	2,676
Exploration costs	8	10	7
Development costs (a)	148	425	186

Total	$187	$479	$2,869

(a)	Development costs incurred for proved undeveloped reserves were $27, $139 and $60 in 2009, 2008 and 2007.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and NGL Reserves

The following table represents a calculation of the standardized measure of discounted future net cash flows relating to proved natural gas and NGL reserve quantities that HighMount owns:

December 31,	2009	2008	2007

(In millions)

Future cash inflows (a) (b)	$7,171	$10,120	$17,235
Less:
Future production costs	3,098	3,461	3,565
Future development costs	538	986	1,159
Future income tax expense	455	1,120	3,594

Future cash flows	3,080	4,553	8,917
Less annual discount (10% a year)	1,982	2,990	5,907

Standardized measure of discounted future net cash flows	$1,098	$1,563	$3,010

(a)	2009, 2008 and 2007 amounts exclude the effect of derivative instruments designated as hedges of future sales of production at year end.
(b)	The following prices were used in the determination of standardized measure:

December 31	2009	2008	2007

Gas (per million British thermal units)	$3.87	$5.71	$6.80
NGL (per barrel)	31.73	22.00	62.16
Oil (per barrel)	61.18	44.60	96.00

Notes to Consolidated Financial Statements

Note 15. Supplemental Natural Gas and Oil Information (Unaudited) – (Continued)

In the foregoing determination of future cash inflows, sales prices for natural gas and NGL for 2009 represent average price during 2009, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within 2009, changed for contractual arrangements with customers. The 2008 and 2007 prices were based on contractual arrangements or market prices at year end. Future costs of developing and producing the proved natural gas and NGL reserves reported at the end of each year shown were based on costs determined at each such year end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the appropriate year end or future statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions, permanent differences and tax credits.

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of HighMount’s proved reserves. HighMount cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate prescribed by the SEC. In addition, costs and prices as of the measurement date are used in the determinations, and no value was assigned to probable or possible reserves.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and NGL Reserves

The following table is a summary of changes between the total standardized measure of discounted future net cash flows at the beginning and end of each year:

Year Ended December 31	2009	2008	2007

(In millions)

Standardized measure, beginning of period	$1,563	$3,010	$-
Changes in the year resulting from:
Sales and transfers of natural gas and NGL produced during the year, less production costs	(466)	(594)	(209)
Net changes in prices and development costs	(443)	(2,205)
Extensions, discoveries and other additions, less production and development costs	46	69	177
Previously estimated development costs incurred during the period	41	170
Revisions of previous quantity estimates	19	(94)	(230)
Net changes in purchases and sales of proved reserves in place	(42)	11	4,184
Accretion of discount	182	408	166
Income taxes	220	821	(1,078)
Net changes in production rates and other	(22)	(33)

Standardized measure, end of period	$1,098	$1,563	$3,010

Notes to Consolidated Financial Statements

Note 16. Benefit Plans

Pension Plans – The Company has several non-contributory defined benefit plans for eligible employees. Benefits for certain plans are determined annually based on a specified percentage of annual earnings (based on the participant’s age or years of service) and a specified interest rate (which is established annually for all participants) applied to accrued balances. The benefits for another plan which covers salaried employees are based on formulas which include, among others, years of service and average pay. The Company’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements.

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

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2009	2008	2007	2009	2008	2007

Discount rate	5.7%	6.3%	6.0%	5.6%	6.3%	6.0%
Rate of compensation increase	3.0% to 5.5%	3.0% to 5.8%	4.0% to 7.0%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2009	2008	2007	2009	2008	2007

Discount rate	6.3%	6.0%	5.7%	6.3%	5.9%	5.6%
Expected long term rate of return on plan assets	7.5% to 8.0%	7.5% to 8.0%	7.0% to 8.0%	5.4%	6.2%	6.2%
Rate of compensation increase	3.0% to 5.8%	4.0% to 7.0%	4.0% to 7.0%

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

Assumed health care cost trend rates:

December 31	2009	2008	2007

Health care cost trend rate assumed for next year	4.0% to 9.0%	4.0% to 9.5%	4.0% to 10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2010-2019	2009-2018	2008-2017

Notes to Consolidated Financial Statements

Note 16. Benefit Plans – (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
(In millions)

Effect on total of service and interest cost		$(1)
Effect on postretirement benefit obligation	$6	(9)

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2009	2008	2007	2009	2008	2007
(In millions)

Service cost	$26	$30	$32	$2	$2	$3
Interest cost	171	165	162	13	13	13
Expected return on plan assets	(156)	(194)	(189)	(2)	(5)	(4)
Amortization of unrecognized net loss	30	6	13	(15)	1	3
Amortization of unrecognized prior service cost			2	(8)	(24)	(26)
Special termination benefit			4
Settlement loss			4
Regulatory asset (increase) decrease	(1)		(2)	5	5	6

Net periodic benefit cost	$70	$7	$26	$(5)	$(8)	$(5)

Notes to Consolidated Financial Statements

Note 16. Benefit Plans – (Continued)

The following provides a reconciliation of benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$2,821	$2,804	$214	$231
Service cost	26	30	2	2
Interest cost	171	165	13	13
Plan participants’ contributions			8	8
Amendments		5
Actuarial (gain) loss	177		6	(17)
Benefits paid from plan assets	(172)	(161)	(23)	(23)
Foreign exchange	6	(21)	1
Settlement		(1)

Benefit obligation at December 31	3,029	2,821	221	214

Change in plan assets:

Fair value of plan assets at January 1	2,037	2,521	67	84
Actual return on plan assets	348	(380)	9	(16)
Company contributions	84	80	12	14
Plan participants’ contributions			8	8
Benefits paid from plan assets	(172)	(161)	(23)	(23)
Foreign exchange	6	(22)
Settlement		(1)

Fair value of plan assets at December 31	2,303	2,037	73	67

Funded status	$(726)	$(784)	$(148)	$(147)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$2	$2	$20	$14
Other liabilities	(728)	(786)	(168)	(161)

Net amount recognized	$(726)	$(784)	$(148)	$(147)

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service cost (credit)	$3	$3	$(144)	$(168)
Net actuarial loss	824	869	50	51

Net amount recognized	$827	$872	$(94)	$(117)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

December 31	2009	2008
(In millions)

Projected benefit obligation	$327	$292
Accumulated benefit obligation	2,798	2,579
Fair value of plan assets	2,185	1,946

        The Company employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and manage cash flows according to plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long

Notes to Consolidated Financial Statements

Note 16. Benefit Plans – (Continued)

term returns while improving portfolio diversification. At December 31, 2009, the Company had committed $62 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic benefit cost during 2010.

	Pension Benefits	Postretirement Benefits
(In millions)

Amortization of net actuarial loss	$27	$2
Amortization of prior service cost (benefit)		(23)

Total estimated amounts to be recognized	$27	$(21)

The table below presents the estimated future minimum benefit payments at December 31, 2009.

Expected future benefit payments	Pension Benefits	Postretirement Benefits
(In millions)

2010	$197	$16
2011	195	17
2012	199	17
2013	205	17
2014	211	17
Thereafter	1,147	85

	$2,154	$169

In 2010, it is expected that contributions of approximately $75 million will be made to pension plans and $12 million to postretirement healthcare and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Asset-backed securities		$212	$57	$269
Corporate and other taxable bonds	$17	424		441
States, municipalities and political subdivisions - tax-exempt securities		10		10

Total fixed maturity securities	17	646	57	720

Equity securities	365	54	5	424
Short term investments	214			214
Limited partnerships and other invested assets		502	432	934
Derivatives	2			2
Investment contracts with insurance company			9	9

Total	$598	$1,202	$503	$2,303

Notes to Consolidated Financial Statements

Note 16. Benefit Plans – (Continued)

Limited partnership investments consist primarily of hedge funds. The limited partnership investments are recorded at fair value, which represents the plans’ share of the net asset value of each partnership, as determined by the General Partner. Limited partnerships comprising 53.3% of the total carrying value are reported on a current basis through December 31, 2009 with no reporting lag, 41.6% are reported on a one month lag and the remainder are reported on more than a one month lag. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted. The classification of Level 2 limited partnership investments is based on updated accounting guidance effective December 31, 2009, which requires an evaluation of withdrawal provisions in the determination of a partnership’s classification within the fair value hierarchy. Prior to the updated accounting guidance all limited partnership investments were classified as Level 3 investments and the change resulted in a transfer of $502 million on December 31, 2009.

The fair value of the guaranteed investment contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The guaranteed investment contracts are therefore classified as Level 3 investments.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities, and short term investments, see Note 4 of the Notes to Consolidated Financial Statements included under Item 8.

The table below presents a reconciliation of all pension plan assets measured at fair value, on a recurring basis, using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Level 3	Balance at January 1, 2009	Actual Return on Assets Still Held at December 31, 2009	Actual Return on Assets Sold during the Year Ended December 31, 2009	Net Purchases, Sales, and Settlements	Net Transfers In (Out) of Level 3	Balance at December 31, 2009
(In millions)

Fixed maturity securities	$ 54		$ 9	$(6)		$ 57
Equity securities	2			5	$ (2)	5
Limited partnerships and other invested assets	683	$182	1	68	(502)	432
Investment contracts with insurance company	8	1				9

Total	$747	$183	$10	$67	$(504)	$503

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Asset-backed securities		$2		$2
Corporate and other taxable bonds		17		17
States municipalities and political subdivisions - tax-exempt securities		28		28

Total fixed maturity securities	$-	47	$-	47
Short term investments	9			9
Limited partnerships			16	16

Total	$9	$47	$16	$72

Notes to Consolidated Financial Statements

Note 16. Benefit Plans – (Continued)

The table below presents a reconciliation of all pension plan assets measured at fair value, on a recurring basis, using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Level 3	Balance at January 1, 2009	Actual Return on Assets Still Held at December 31, 2009	Actual Return on Assets Sold during the Year Ended December 31, 2009	Net Purchases, Sales, and Settlements	Net Transfers In (Out) of Level 3	Balance at December 31, 2009
(In millions)

Limited partnerships	$23	$4		$(11)		$16

Total	$23	$4	$-	$(11)	$-	$16

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $98 million, $91 million and $68 million for the years ended December 31, 2009, 2008 and 2007.

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

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2009		2008
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price

Awards outstanding, January 1	5,375,400	$30.836	4,787,041	$28.085
Granted	1,017,500	27.896	980,000	43.629
Exercised	(506,154)	16.549	(226,695)	19.958
Canceled	(228,750)	39.336	(164,946)	41.964

Awards outstanding, December 31	5,657,996	31.242	5,375,400	30.836

Awards exercisable, December 31	3,635,066	$28.442	3,262,981	$24.098

Shares available for grant, December 31	3,447,947		4,236,697

Notes to Consolidated Financial Statements

Note 16. Benefit Plans – (Continued)

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Loews Plan at December 31, 2009:

	Awards Outstanding			Awards Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 10.01-20.00	1,325,701	2.8	$17.417	1,325,701	$17.417
20.01-30.00	1,365,584	7.1	24.612	691,459	23.894
30.01-40.00	1,493,336	6.8	34.948	932,675	34.472
40.01-50.00	1,265,250	7.5	45.246	567,609	45.132
50.01-60.00	208,125	7.0	51.080	117,622	51.080

In 2009, the Company awarded SARs totaling 1,017,500 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2009 was 3,500,298 shares.

The weighted average remaining contractual terms of awards outstanding and exercisable as of December 31, 2009, were 6.1 years and 5.0 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2009 were $44 million and $36 million. The total intrinsic value of awards exercised during 2009 was $8 million.

The Company recorded stock-based compensation expense of $13 million, $11 million and $8 million related to the Loews Plan for the years ended December 31, 2009, 2008 and 2007. The related income tax benefits recognized were $4 million, $4 million and $3 million. At December 31, 2009, the compensation cost related to nonvested awards not yet recognized was $17 million, and the weighted average period over which it is expected to be recognized is 2.3 years.

The fair value of granted options and SARs for the Loews Plan were estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31	2009	2008	2007

Loews Plan:
Expected dividend yield	0.9%	0.6%	0.5%
Expected volatility	47.4%	40.2%	24.0%
Weighted average risk-free interest rate	1.9%	2.9%	4.6%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$10.77	$16.10	$13.45

Note 17. Reinsurance

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

Notes to Consolidated Financial Statements

Note 17. Reinsurance – (Continued)

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

The following table summarizes the amounts receivable from reinsurers:

December 31	2009	2008

(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$5,594	$6,288
Ceded future policy benefits	859	903
Ceded policyholders’ funds	39	39
Reinsurance receivables related to paid losses	440	531

Reinsurance receivables	6,932	7,761
Less allowance for uncollectible reinsurance	351	366

Reinsurance receivables, net of allowance for uncollectible reinsurance	$6,581	$7,395

CNA has established an allowance for uncollectible reinsurance receivables. The expense (release) for uncollectible reinsurance was $4 million, $(47) million and $1 million for the years ended December 31, 2009, 2008 and 2007. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $1.9 billion and $2.1 billion at December 31, 2009 and 2008. On a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers.

CNA’s largest recoverables from a single reinsurer at December 31, 2009, including prepaid reinsurance premiums, were approximately $1,350 million from subsidiaries of Swiss Re Group, $850 million from subsidiaries of Munich Re Group and $600 million from subsidiaries of Hartford Insurance Group.

Notes to Consolidated Financial Statements

Note 17. Reinsurance – (Continued)

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net	Assumed/ Net %

(In millions)

Year Ended December 31, 2009

Property and casualty	$8,028	$67	$1,968	$6,127	1.1%
Accident and health	550	51	7	594	8.6
Life	84		84

Earned premiums	$8,662	$118	$2,059	$6,721	1.8%

Year Ended December 31, 2008

Property and casualty	$8,496	$164	$2,121	$6,539	2.5%
Accident and health	592	46	28	610	7.5
Life	99		98	1

Earned premiums	$9,187	$210	$2,247	$7,150	2.9%

Year Ended December 31, 2007

Property and casualty	$9,097	$118	$2,349	$6,866	1.7%
Accident and health	658	76	119	615	12.4
Life	76		75	1

Earned premiums	$9,831	$194	$2,543	$7,482	2.6%

Included in the direct and ceded earned premiums for the years ended December 31, 2009, 2008 and 2007 are $1,385 million, $1,326 million and $1,429 million related to business that is 100% reinsured as a result of a significant captive program.

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $1,297 million, $1,781 million and $1,383 million for the years ended December 31, 2009, 2008 and 2007 including $897 million, $893 million, and $542 million related to the significant captive program discussed above.

The impact of reinsurance on life insurance inforce is shown in the following table:

December 31	Direct	Assumed	Ceded	Net

(In millions)

2009	$9,159		$9,144	$15
2008	10,805		10,790	15
2007	14,089	$1	14,071	19

As of December 31, 2009 and 2008, CNA has ceded $1,409 million and $1,541 million of claim and claim adjustment expense reserves, future policy benefits and policyholders’ funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the credit risk of the sold business that was primarily reinsured to other carriers.

Notes to Consolidated Financial Statements

Note 18. Quarterly Financial Data (Unaudited)

2009 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

(In millions, except per share data)

Total revenues	$3,822	$3,738	$3,534	$3,023

Income (loss) attributable to:

Loews common stock:
Income (loss) from continuing operations	403	469	341	(647)
Per share-basic	0.94	1.08	0.79	(1.49)
Per share-diluted	0.94	1.08	0.78	(1.49)

Discontinued operations, net	-	(1)	(1)	-
Per share-basic	-	-	-	-
Per share-diluted	-	-	-	-

Net income (loss) (a)	403	468	340	(647)
Per share-basic	0.94	1.08	0.79	(1.49)
Per share-diluted	0.94	1.08	0.78	(1.49)

2008 Quarter Ended

Total revenues	$2,743	$2,970	$3,922	$3,612

Income attributable to:

Loews common stock:
Income from continuing operations	(958)	(144)	511	409
Per share-basic	(2.20)	(0.33)	1.00	0.77
Per share-diluted	(2.20)	(0.33)	1.00	0.77

Discontinued operations, net	-	7	4,348	146
Per share-basic	-	0.02	8.56	0.28
Per share-diluted	-	0.02	8.54	0.28

Net income (b)	(958)	(137)	4,859	555
Per share-basic	(2.20)	(0.31)	9.56	1.05
Per share-diluted	(2.20)	(0.31)	9.54	1.05

Former Carolina Group stock:
Discontinued operations, net	-	-	104	107
Per share-basic	-	-	0.97	0.98
Per share-diluted	-	-	0.96	0.98

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)

Net income attributable to Loews common stock for the fourth quarter of 2009 includes an investment gain at CNA of $217 (after tax and noncontrolling interest) related to the sale of its holdings of Verisk Analytics Inc. Additionally, CNA recognized OTTI losses of $114 (after tax and noncontrolling interest) in earnings primarily in the asset-backed bonds, tax-exempt and corporate and other taxable bond sectors.

(b)

Net loss attributable to Loews common stock for the fourth quarter of 2008 includes a $440 after tax non-cash impairment charge related to the carrying value of HighMount’s natural gas and oil properties reflecting commodity prices at December 31, 2008, a $314 after tax non-cash goodwill impairment charge related to HighMount and OTTI losses at CNA of $377 (after tax and noncontrolling interest) primarily in the corporate and other taxable bonds and asset-backed bonds sectors and losses of $181 (after tax and noncontrolling interest) related to limited partnerships.

Notes to Consolidated Financial Statements

Note 19. Legal Proceedings

On August 1, 2005, CNA and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal. Oral argument was held on April 21, 2009, and the Court took the matter under advisement. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

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

The Company has been named as a defendant in the following three cases alleging substantial damages based on alleged health effects caused by smoking cigarettes, exposure to tobacco smoke or exposure to asbestos fibers incorporated into filter material used in one brand of cigarette that ceased manufacture more than 50 years ago, all of which also name a former subsidiary, Lorillard or one of its subsidiaries, as a defendant. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court initially permitted plaintiff to serve the Company outside the jurisdiction but it cancelled the leave of service in response to the Company’s application, and plaintiff’s appeal is pending. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending. The Company was voluntarily dismissed from two other cases, Burns v. Hollingsworth & Vose Co., et al. (2009, Superior Court, Middlesex County, Massachusetts) and Hartzell v. Hollingsworth & Vose Co., et al. (2009, Superior Court, Middlesex County, Massachusetts), during 2010.

The Company does not believe it is a proper defendant in any tobacco related cases and as a result, does not believe the outcome will have a material affect on the Company’s results of operations or equity. Further, pursuant to the Separation Agreement dated May 7, 2008 between the Company and Lorillard and its subsidiaries, Lorillard and its subsidiaries have agreed to indemnify and hold the Company harmless from all costs and expenses based upon or arising out of the operation or conduct of Lorillard’s business, including among other things, smoking and health claims and litigation such as the three cases described above.

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

Notes to Consolidated Financial Statements

Note 20. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2009, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $819 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2009, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Boardwalk Pipeline Purchase Commitments

Boardwalk Pipeline is engaged in expansion and growth projects that will require the investment of significant capital resources. As of December 31, 2009, Boardwalk Pipeline had capital commitments representing binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction contracts of $48 million.

Note 21. Discontinued Operations

The results of discontinued operations are as follows:

Year Ended December 31	2009	2008	2007
(In millions)

Revenues:
Net investment income	$6	$22	$120
Manufactured products		1,750	4,176
Investment gains		3	9
Other			1

Total (a)	6	1,775	4,306

Expenses:
Insurance related expenses	8	10	25
Cost of manufactured products sold		1,039	2,408
Other operating expenses		175	478

Total	8	1,224	2,911

Income (loss) before income tax	(2)	551	1,395
Income tax expense		(200)	(494)

Results of discontinued operations	(2)	351	901
Gain on disposal (after tax of $51)		4,362

Net income (loss) from discontinued operations	(2)	4,713	901
Amounts attributable to noncontrolling interests		(1)	1

Net income (loss) from discontinued operations - Loews	$(2)	$4,712	$902

(a)

Lorillard’s revenues amounted to 99.4% and 94.7% of total revenues of discontinued operations for the years ended December 31, 2008 and 2007. Lorillard’s pretax income amounted to 100% and 99.1% of total pretax income of discontinued operations for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

Note 21. Discontinued Operations – (Continued)

Net liabilities of discontinued operations included in Other liabilities in the Consolidated Balance Sheets are as follows:

December 31	2009	2008
(In millions)

Assets:
Investments	$141	$157
Receivables	4	6
Other assets	2	1

Total Assets	$147	$164

Liabilities:
Insurance reserves	$140	$162
Other liabilities	8	8

Total Liabilities	148	170

Net liabilities of discontinued operations (a)	$(1)	$(6)

(a)

The net liabilities of CNA’s discontinued operations totaling $1 million and $6 million as of December 31, 2009 and December 31, 2008 are included in Other liabilities in the Consolidated Balance Sheets. At December 31, 2009 and December 31, 2008, the insurance reserves are net of discounts of $56 million and $75 million.

Lorillard

As discussed in Note 2, in June of 2008, the Company disposed of its entire ownership interest in Lorillard. The Consolidated Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, revenues and expenses and cash flows of Lorillard have been excluded from the respective captions in the Consolidated Statements of Income, and Consolidated Statements of Cash Flows, and have been included in Discontinued operations, net and Net cash flows - discontinued operations.

CNA

CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of December 31, 2009, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a wholly owned Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.

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

Bulova

The Company sold Bulova for approximately $263 million in January of 2008. The Company recorded a gain of approximately $126 million, $75 million after tax, for the year ended December 31, 2008.

Notes to Consolidated Financial Statements

Note 22. Business Segments

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

As a result of the realignment of management responsibilities, CNA has revised its property and casualty segments in the fourth quarter of 2009. There was no change in CNA’s Life & Group Non-Core and Other Insurance segments. Prior period segment disclosures have been conformed to the current year presentation. The new segment structure reflects the way management currently reviews results and makes business decisions.

CNA’s core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Previously, CNA’s international operations were treated as a separate business unit within CNA Specialty. The products sold through CNA’s international operations are now reflected within CNA Specialty and CNA Commercial in a manner that aligns with the products within each segment. Additionally, CNA’s excess and surplus lines, which were previously included in CNA Specialty, are now included in CNA Commercial, as part of CNA Select Risk.

CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Other Insurance. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other Insurance primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of A&E.

Diamond Offshore’s business primarily consists of operating 47 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On December 31, 2009, these rigs were located offshore in 12 countries in addition to the United States.

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan, and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.0 trillion cubic feet equivalent.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of three interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio, Illinois and Oklahoma with approximately 14,200 miles of pipeline.

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

Notes to Consolidated Financial Statements

Note 22. Business Segments – (Continued)

The following tables set forth the Company’s consolidated revenues, income and assets by business segment:

Year Ended December 31	2009	2008	2007

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$3,242	$3,071	$3,368
CNA Commercial	4,061	3,937	4,999
Life & Group Non-Core	1,035	761	1,220
Other Insurance	134	30	299

Total CNA Financial	8,472	7,799	9,886
Diamond Offshore	3,653	3,486	2,617
HighMount	620	770	274
Boardwalk Pipeline	910	848	671
Loews Hotels	284	380	384
Corporate and other	178	(36)	470

Total	$14,117	$13,247	$14,302

Income (loss) before income tax and noncontrolling interest (a)(b):

CNA Financial:
CNA Specialty	$732	$404	$757
CNA Commercial	378	(114)	873
Life & Group Non-Core	(325)	(587)	(351)
Other Insurance	(234)	(253)	(45)

Total CNA Financial	551	(550)	1,234
Diamond Offshore	1,864	1,843	1,238
HighMount	(839)	(890)	92
Boardwalk Pipeline	157	292	229
Loews Hotels	(52)	62	60
Corporate and other	49	(170)	341

Total	$1,730	$587	$3,194

Net income (loss) (a)(b):

CNA Financial:
CNA Specialty	$422	$222	$426
CNA Commercial	247	(41)	526
Life & Group Non-Core	(152)	(309)	(174)
Other Insurance	(118)	(140)	(8)

Total CNA Financial	399	(268)	770
Diamond Offshore	643	612	395
HighMount	(537)	(575)	57
Boardwalk Pipeline	67	125	106
Loews Hotels	(34)	40	36
Corporate and other	28	(116)	222

Income (loss) from continuing operations	566	(182)	1,586
Discontinued operations, net	(2)	4,712	902

Total	$564	$4,530	$2,488

Notes to Consolidated Financial Statements

Note 22. Business Segments – (Continued)

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interest and Net income (loss) are as follows:

Year Ended December 31	2009	2008	2007

Revenues and income (loss) before income tax and noncontrolling interest:

CNA Financial:
CNA Specialty	$(186)	$(257)	$(70)
CNA Commercial	(354)	(519)	(160)
Life & Group Non-Core	(235)	(363)	(56)
Other Insurance	(82)	(158)	(24)

Total CNA Financial	(857)	(1,297)	(310)
Corporate and other	4	3	175

Total	$(853)	$(1,294)	$(135)

Net income (loss):

CNA Financial:
CNA Specialty	$(110)	$(150)	$(41)
CNA Commercial	(209)	(302)	(93)
Life & Group Non-Core	(138)	(212)	(33)
Other Insurance	(48)	(92)	(13)

Total CNA Financial	(505)	(756)	(180)
Corporate and other	2	2	113

Total	$(503)	$(754)	$(67)

(b)	Income taxes and interest expense are as follows:

Year Ended December 31	2009		2008		2007

	Income Taxes	Interest Expense	Income Taxes	Interest Expense	Income Taxes	Interest Expense

CNA Financial:
CNA Specialty	$218	$1	$115	$2	$243	$3
CNA Commercial	88	3	(82)		269
Life & Group Non-Core	(156)	23	(243)	23	(155)	23
Other Insurance	(89)	101	(96)	109	(36)	114

Total CNA Financial	61	128	(306)	134	321	140
Diamond Offshore	540	50	582	10	429	20
HighMount	(302)	80	(315)	76	46	32
Boardwalk Pipeline	44	132	79	58	68	61
Loews Hotels	(18)	9	22	11	24	11
Corporate and other	20	49	(55)	56	107	55

Total	$345	$448	$7	$345	$995	$319

Notes to Consolidated Financial Statements

Note 22. Business Segments – (Continued)

	Investments		Receivables		Total Assets

December 31	2009	2008	2009	2008	2009	2008

(In millions)

CNA Financial	$41,996	$34,980	$9,104	$10,290	$55,241	$51,624
Diamond Offshore	739	701	794	575	6,254	4,971
HighMount	80	46	97	225	3,225	4,012
Boardwalk Pipeline	46	313	110	92	7,014	6,817
Loews Hotels	61	70	27	23	474	496
Corporate and eliminations	3,112	2,340	80	467	1,862	1,950

Total	$46,034	$38,450	$10,212	$11,672	$74,070	$69,870

Note 23. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2009 and 2008, and consolidating statements of income information for the years ended December 31, 2009, 2008 and 2007. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Notes to Consolidated Financial Statements

Note 23. Consolidating Financial Information – (Continued)

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$41,996	$739	$80	$46	$61	$3,112		$46,034
Cash	140	39	3	4	2	2		190
Receivables	9,104	794	97	110	27	202	$(122)	10,212
Property, plant and equipment	304	4,442	1,778	6,348	362	40		13,274
Deferred income taxes	1,368		636				(1,377)	627
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,276	(15,276)	-
Other assets	712	220	47	343	19	5		1,346
Deferred acquisition costs of insurance subsidiaries	1,108							1,108
Separate account business	423							423

Total assets	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Liabilities and Equity:

Insurance reserves	$38,263							$38,263
Payable to brokers	253		$196			$91		540
Short term debt		$4			$6			10
Long term debt	2,303	1,487	1,600	$3,100	218	867	$(100)	9,475
Reinsurance balances payable	281							281
Deferred income taxes		539		369	38	431	(1,377)	-
Other liabilities	2,608	560	112	416	38	281	(22)	3,993
Separate account business	423							423

Total liabilities	44,131	2,590	1,908	3,885	300	1,670	(1,499)	52,985

Total shareholders’ equity	9,674	1,864	1,317	2,179	174	16,967	(15,276)	16,899
Noncontrolling interests	1,436	1,800		950				4,186

Total equity	11,110	3,664	1,317	3,129	174	16,967	(15,276)	21,085

Total liabilities and equity	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Notes to Consolidated Financial Statements

Note 23. Consolidating Financial Information – (Continued)

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2008	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$34,980	$701	$46	$313	$70	$2,340		$38,450
Cash	85	36	1	2	2	5		131
Receivables	10,290	575	225	92	23	482	$(15)	11,672
Property, plant and equipment	327	3,429	2,771	5,972	350	43		12,892
Deferred income taxes	3,532		306				(910)	2,928
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						11,980	(11,980)	–
Other assets	815	210	79	275	48	6	(1)	1,432
Deferred acquisition costs of insurance subsidiaries	1,125							1,125
Separate account business	384							384

Total assets	$51,624	$4,971	$4,012	$6,817	$496	$14,856	$(12,906)	$69,870

Liabilities and Equity:

Insurance reserves	$38,771						$(1)	$38,770
Payable to brokers	124	$37	$191		$1	$326		679
Short term debt					71			71
Long term debt	2,058	504	1,715	$2,889	155	866		8,187
Reinsurance balances payable	316							316
Deferred income taxes		453		103	46	308	(910)	–
Other liabilities	2,738	579	188	571	12	255	(15)	4,328
Separate account business	384							384

Total liabilities	44,391	1,573	2,094	3,563	285	1,755	(926)	52,735

Total shareholders’ equity	6,281	1,732	1,918	1,870	211	13,101	(11,980)	13,133
Noncontrolling interests	952	1,666		1,384				4,002

Total equity	7,233	3,398	1,918	3,254	211	13,101	(11,980)	17,135

Total liabilities and equity	$51,624	$4,971	$4,012	$6,817	$496	$14,856	$(12,906)	$69,870

Notes to Consolidated Financial Statements

Note 23. Consolidating Financial Information – (Continued)

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$6,721							$6,721
Net investment income	2,320	$4				$175		2,499
Intercompany interest and dividends						954	$(954)
Investment gains (losses)	(857)	1				3		(853)
Contract drilling revenues		3,537						3,537
Other	288	112	$620	$910	$284	(1)		2,213

Total	8,472	3,654	620	910	284	1,131	(954)	14,117

Expenses:

Insurance claims and policyholders’ benefits	5,290							5,290
Amortization of deferred acquisition costs	1,417							1,417
Contract drilling expenses		1,224						1,224
Impairment of natural gas and oil properties			1,036					1,036
Other operating expenses	1,086	515	343	621	327	80		2,972
Interest	128	50	80	132	9	56	(7)	448

Total	7,921	1,789	1,459	753	336	136	(7)	12,387

Income (loss) before income tax	551	1,865	(839)	157	(52)	995	(947)	1,730
Income tax (expense) benefit	(61)	(540)	302	(44)	18	(20)		(345)

Income (loss) from continuing operations	490	1,325	(537)	113	(34)	975	(947)	1,385
Discontinued operations, net	(2)							(2)

Net income (loss)	488	1,325	(537)	113	(34)	975	(947)	1,383
Amounts attributable to noncontrolling interests	(91)	(682)		(46)				(819)

Net income (loss) attributable to Loews Corporation	$397	$643	$(537)	$67	$(34)	$975	$(947)	$564

Notes to Consolidated Financial Statements

Note 23. Consolidating Financial Information – (Continued)

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2008	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,151						$(1)	$7,150
Net investment income	1,619	$12		$3	$1	$(54)		1,581
Intercompany interest and dividends						1,263	(1,263)	-
Investment gains (losses)	(1,297)	1						(1,296)
Gain on issuance of subsidiary stock						2		2
Contract drilling revenues		3,476						3,476
Other	326	(2)	$770	845	379	16		2,334

Total	7,799	3,487	770	848	380	1,227	(1,264)	13,247

Expenses:

Insurance claims and policyholders’ benefits	5,723							5,723
Amortization of deferred acquisition costs	1,467							1,467
Contract drilling expenses		1,185						1,185
Impairment of natural gas and oil properties			691					691
Impairment of goodwill			482					482
Other operating expenses	1,025	448	411	498	307	79	(1)	2,767
Interest	134	10	76	58	11	56		345

Total	8,349	1,643	1,660	556	318	135	(1)	12,660

Income (loss) before income tax	(550)	1,844	(890)	292	62	1,092	(1,263)	587
Income tax (expense) benefit	306	(582)	315	(79)	(22)	55		(7)

Income (loss) from continuing operations	(244)	1,262	(575)	213	40	1,147	(1,263)	580
Discontinued operations, net	10					4,703		4,713

Net income (loss)	(234)	1,262	(575)	213	40	5,850	(1,263)	5,293
Amounts attributable to noncontrolling interests	(25)	(650)		(88)				(763)

Net income (loss) attributable to Loews Corporation	$(259)	$612	$(575)	$125	$40	$5,850	$(1,263)	$4,530

Notes to Consolidated Financial Statements

Note 23. Consolidating Financial Information – (Continued)

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2007	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,484						$(2)	$7,482
Net investment income	2,433	$34		$21	$2	$295		2,785
Intercompany interest and dividends						1,844	(1,844)	-
Investment gains (losses)	(310)	2	$32					(276)
(Loss) gain on issuance of subsidiary stock		(3)				144		141
Contract drilling revenues		2,506						2,506
Other	279	77	274	650	382	2		1,664

Total	9,886	2,616	306	671	384	2,285	(1,846)	14,302

Expenses:

Insurance claims and policyholders’ benefits	6,009							6,009
Amortization of deferred acquisition costs	1,520							1,520
Contract drilling expenses		1,004						1,004
Other operating expenses	983	355	150	381	313	76	(2)	2,256
Interest	140	20	32	61	11	55		319

Total	8,652	1,379	182	442	324	131	(2)	11,108

Income before income tax	1,234	1,237	124	229	60	2,154	(1,844)	3,194
Income tax expense	(321)	(429)	(46)	(68)	(24)	(107)		(995)

Income from continuing operations	913	808	78	161	36	2,047	(1,844)	2,199
Discontinued operations, net	(6)					907		901

Net income	907	808	78	161	36	2,954	(1,844)	3,100
Amounts attributable to noncontrolling interests	(142)	(415)		(55)				(612)

Net income attributable to Loews Corporation	$765	$393	$78	$106	$36	$2,954	$(1,844)	$2,488

This Page Intentionally Left Blank

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of December 31, 2009.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2009. The independent registered public accounting firm of the Company reported on the effectiveness of internal control over financial reporting as of December 31, 2009. Management’s report and the independent registered public accounting firm’s report are included in Item 5 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2009, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Page Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007	L–1

Schedule II–Valuation and qualifying accounts for the years ended December 31, 2009, 2008 and 2007	L–3

Schedule V–Supplemental information concerning property and casualty insurance operations for the years ended December 31, 2009, 2008 and 2007	L–4

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009	3.01

	By-Laws of the Registrant as amended through October 9, 2007, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q filed October 31, 2007	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K

(10)	Material Contracts

	Loews Corporation Deferred Compensation Plan amended and restated as of January 1, 2008, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2008	10.01

Description	Exhibit Number

Loews Corporation Incentive Compensation Plan for Executive Officers, as amended through October 30, 2009	10.02*

Loews Corporation 2000 Stock Option Plan, as amended through November 10, 2009	10.03*

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008	10.04

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.18 to Registrant’s Report on Form 10-K for the year ended December 31, 2007	10.05

Amendment dated February 10, 2009 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.06 to Registrant’s Report on Form 10-K for the year ended December 31, 2008	10.06

Amendment dated February 24, 2010 to Employment Agreement between Registrant and Andrew H. Tisch	10.07*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.08

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.09

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.10

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.22 to Registrant’s Report on Form 10-K for the year ended December 31, 2007	10.11

Amendment dated February 10, 2009 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.06 to Registrant’s Report on Form 10-K for the year ended December 31, 2008	10.12

Amendment dated February 24, 2010 to Employment Agreement between Registrant and James S. Tisch	10.13*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.14

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.15

Description	Exhibit Number

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.16

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.26 to Registrant’s Report on Form 10-K for the year ended December 31, 2007	10.17

Amendment dated February 10, 2009 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.06 to Registrant’s Report on Form 10-K for the year ended December 31, 2008	10.18

Amendment dated February 24, 2010 to Employment Agreement between Registrant and Jonathan M. Tisch	10.19*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.20

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.21

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.22

Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.23

First Amendment to Supplemental Retirement Agreement dated June 30, 2001 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002	10.24

Second Amendment to Supplemental Retirement Agreement dated March 25, 2003 between Registrant and Peter W. Keegan and Third Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.44 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.25

Fourth Amendment to Supplemental Retirement Agreement dated December 6, 2005 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2005	10.26

Form of Stock Option Certificate for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation 2000 Stock Option Plan	10.27*

Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation 2000 Stock Option Plan	10.28*

	Description	Exhibit Number

	Lease agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed August 4, 2009	10.29

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

	Consent of Ryder Scott Company, L.P.	23.02*

	Audit Report of Independent Petroleum Consultants	23.03*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(100)	XBRL - Related Documents

	XBRL Instance Document	101.INS **

	XBRL Taxonomy Extension Schema	101.SCH **

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL **

	XBRL Taxonomy Extension Definition Linkbase	101.DEF **

	XBRL Taxonomy Label Linkbase	101.LAB **

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE **

*	Filed herewith.
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

LOEWS CORPORATION

Dated: February 24, 2010	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 24, 2010	By	/s/ James S. Tisch
(James S. Tisch, President, Chief Executive Officer and Director)

Dated: February 24, 2010	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and Chief Financial Officer)

Dated: February 24, 2010	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Controller)

Dated: February 24, 2010	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated: February 24, 2010	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated: February 24, 2010	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated: February 24, 2010	By	/s/ Jacob A. Frenkel
(Jacob A. Frenkel, Director)

Dated: February 24, 2010	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated: February 24, 2010	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated: February 24, 2010	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated: February 24, 2010	By	/s/ Ken Miller
(Ken Miller, Director)

Dated: February 24, 2010	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated: February 24, 2010	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 24, 2010	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION

BALANCE SHEETS

ASSETS

December 31	2009	2008
(In millions)

Current assets, principally investment in short term instruments	$2,369	$1,805
Investments in securities	775	973
Investments in capital stocks of subsidiaries, at equity	15,276	11,980
Other assets	19	21
Total assets	$18,439	$14,779

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$202	$465
Long term debt	867	866
Deferred income tax and other	471	315
Total liabilities	1,540	1,646
Shareholders’ equity	16,899	13,133
Total liabilities and shareholders’ equity	$18,439	$14,779

STATEMENTS OF INCOME

Year Ended December 31	2009	2008	2007
(In millions)

Revenues:
Equity in income (loss) of subsidiaries (a)	$601	$(12)	$1,424
Investment gains	4		3
Gain on issuance of subsidiary stock		2	141
Interest and other	160	(42)	293
Total	765	(52)	1,861
Expenses:
Administrative	77	82	81
Interest	55	56	55
Total	132	138	136
	633	(190)	1,725
Income tax (expense) benefit	(69)	8	(139)
Income (loss) from continuing operations	564	(182)	1,586
Discontinued operations, net:
Results of operations		350	902
Gain on disposal		4,362
Net income	$564	$4,530	$2,488

SCHEDULE I

(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF CASH FLOWS

Year Ended December 31	2009	2008	2007
(In millions)

Operating Activities:
Net income	$564	$4,530	$2,488
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations		(4,712)	(902)
Undistributed losses of affiliates	418	1,312	460
Investment gains	(4)	(2)	(144)
Provision for deferred income taxes	101	(62)	8
Changes in operating assets and liabilities–net:
Receivables	21	(2)	20
Accounts payable and accrued liabilities	34	5	(661)
Federal income taxes	(84)	40	(74)
Trading securities	924	(728)	1,180
Other, net	24	5	10
	1,998	386	2,385

Investing Activities:
Investments and advances to subsidiaries	(218)	(2,548)	(2,440)
Change in investments, primarily short term	(1,599)	2,156	1,810
Change in collateral on loaned securities			(751)
Redemption of CNA preferred stock	250
Proceeds from sale of business		263
Other	(4)	(3)	(13)
	(1,571)	(132)	(1,394)

Financing Activities:
Dividends paid	(108)	(219)	(331)
Issuance of common stock	8	4	8
Purchases of treasury shares	(334)	(33)	(672)
Excess tax benefits from share-based payment arrangements	2	2	6
	(432)	(246)	(989)

Net change in cash	(5)	8	2
Cash, beginning of year	10	2
Cash, end of year	$5	$10	$2

(a)	Cash dividends paid to the Company by affiliates amounted to $947, $1,263 and $1,844 for the years ended December 31, 2009, 2008 and 2007.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In millions)
	For the Year Ended December 31, 2009

Deducted from assets:
Allowance for doubtful accounts	$650	$14	$9	$59	$614

Total	$650	$14	$9	$59	$614

	For the Year Ended December 31, 2008
Deducted from assets:
Allowance for doubtful accounts	$798	$10		$158	$650

Total	$798	$10	$-	$158	$650

	For the Year Ended December 31, 2007
Deducted from assets:
Allowance for doubtful accounts	$859	$32	$2	$95	$798

Total	$859	$32	$2	$95	$798

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31		2009	2008
(In millions)

Deferred acquisition costs		$1,108	$1,125
Reserves for unpaid claim and claim adjustment expenses		26,712	27,475
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 7.5%)		1,595	1,620
Unearned premiums		3,274	3,406

Year Ended December 31	2009	2008	2007
(In millions)

Net written premiums	$6,713	$7,090	$7,382
Net earned premiums	6,720	7,149	7,481
Net investment income	2,110	1,547	2,180
Incurred claim and claim adjustment expenses related to current year	4,788	5,189	4,937
Incurred claim and claim adjustment expenses related to prior years	(241)	(7)	220
Amortization of deferred acquisition costs	1,417	1,467	1,520
Paid claim and claim adjustment expenses	4,841	5,327	5,282

L-4