Form 10-Q
period 2010-03-31
LOEWS CORP
filed 2010-05-04
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes	X	No	Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at April 28, 2010
Common stock, $0.01 par value	418,496,799 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,591 and $35,824	$38,104	$35,816
Equity securities, cost of $938 and $943	1,047	1,007
Limited partnership investments	2,164	1,996
Short term investments	6,187	7,215

Total investments	47,502	46,034
Cash	135	190
Receivables	10,000	10,212
Property, plant and equipment	13,249	13,274
Deferred income taxes	869	627
Goodwill	856	856
Other assets	1,693	1,346
Deferred acquisition costs of insurance subsidiaries	1,109	1,108
Separate account business	442	423

Total assets	$75,855	$74,070

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$26,559	$26,816
Future policy benefits	8,090	7,981
Unearned premiums	3,283	3,274
Policyholders’ funds	177	192

Total insurance reserves	38,109	38,263
Payable to brokers	662	540
Short term debt	62	10
Long term debt	9,549	9,475
Other liabilities	5,038	4,274
Separate account business	442	423

Total liabilities	53,862	52,985

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 425,547,829 and 425,497,522 shares	4	4
Additional paid-in capital	3,745	3,637
Retained earnings	14,085	13,693
Accumulated other comprehensive loss	(75)	(419)

	17,759	16,915
Less treasury stock, at cost (5,814,800 and 427,200 shares)	(213)	(16)

Total shareholders’ equity	17,546	16,899
Noncontrolling interests	4,447	4,186

Total equity	21,993	21,085

Total liabilities and equity	$75,855	$74,070

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31	2010	2009
(In millions, except per share data)

Revenues:
Insurance premiums	$1,615	$1,672
Net investment income	617	447
Investment gains (losses):
Other-than-temporary impairment losses	(90)	(614)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	30

Net impairment losses recognized in earnings	(60)	(614)
Other net investment gains	81	83

Total investment gains (losses)	21	(531)
Contract drilling revenues	844	856
Other	616	579

Total	3,713	3,023

Expenses:
Insurance claims and policyholders’ benefits	1,308	1,342
Amortization of deferred acquisition costs	342	349
Contract drilling expenses	305	294
Impairment of natural gas and oil properties		1,036
Other operating expenses	732	776
Interest	130	94

Total	2,817	3,891

Income (loss) before income tax	896	(868)
Income tax (expense) benefit	(273)	395

Net income (loss)	623	(473)
Amounts attributable to noncontrolling interests	(203)	(174)

Net income (loss) attributable to Loews Corporation	$420	$(647)

Basic and diluted net income (loss) per share	$0.99	$(1.49)

Dividends per share	$0.0625	$0.0625

Weighted-average shares outstanding:
Shares of common stock	422.77	435.12
Dilutive potential shares of common stock	0.87

Total weighted-average shares outstanding assuming dilution	423.64	435.12

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended March 31	2010	2009
(In millions)

Net income (loss)	$623	$(473)

Other comprehensive income (loss)
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	25
Net other unrealized gains on investments	307	399

Total unrealized gains on available-for-sale investments	332	399
Unrealized gains on cash flow hedges	61	15
Foreign currency	(10)	(7)
Pension liability	2	(1)

Other comprehensive income	385	406

Comprehensive income (loss)	1,008	(67)

Amounts attributable to noncontrolling interests	(245)	(223)

Total comprehensive income (loss) attributable to Loews Corporation	$763	$(290)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Loews Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2010	$21,085	$4	$3,637	$13,693	$(419)	$(16)	$4,186
Sale of subsidiary common units	279		83		1		195
Net income	623			420			203
Other comprehensive income	385				343		42
Dividends paid	(192)			(26)			(166)
Purchase of Loews treasury stock	(197)					(197)
Issuance of Loews common stock	1		1
Stock-based compensation	6		5				1
Other	3		19	(2)			(14)

Balance, March 31, 2010	$21,993	$4	$3,745	$14,085	$(75)	$(213)	$4,447

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2010	2009

(In millions)

Operating Activities:

Net income (loss)	$623	$(473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net	175	1,360
Changes in operating assets and liabilities, net:
Reinsurance receivables	254	16
Other receivables	(4)	76
Deferred acquisition costs	(1)	(7)
Insurance reserves	(135)	(139)
Other liabilities	(42)	(133)
Trading securities	(584)	457
Other, net	8	(19)

Net cash flow operating activities	294	1,138

Investing Activities:

Purchases of fixed maturities	(5,351)	(7,079)
Proceeds from sales of fixed maturities	2,737	7,046
Proceeds from maturities of fixed maturities	846	827
Purchases of equity securities	(42)	(134)
Proceeds from sales of equity securities	25	146
Purchases of property, plant and equipment	(212)	(567)
Change in collateral on loaned securities and derivatives	1	45
Change in short term investments	1,628	(1,457)
Other, net	(43)	65

Net cash flow investing activities	$(411)	$(1,108)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2010	2009

(In millions)

Financing Activities:

Dividends paid	$(26)	$(27)
Dividends paid to noncontrolling interests	(166)	(161)
Purchases of treasury shares	(188)
Issuance of common stock	1	1
Proceeds from sale of subsidiary stock	333
Principal payments on debt	(1)	(10)
Issuance of debt	125	171
Policyholders’ investment contract net deposits (withdrawals)	(2)	(7)
Other, net	(12)	12

Net cash flow financing activities	64	(21)

Effect of foreign exchange rate on cash	(2)	(2)

Net change in cash	(55)	7
Cash, beginning of period	190	131

Cash, end of period	$135	$138

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 66% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). In the first quarter of 2010 the Company sold 11.5 million common units of its subsidiary, Boardwalk Pipeline, for $333 million, reducing the Company’s ownership interest from 72% to 66%. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) – Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and December 31, 2009 and the results of operations, comprehensive income (loss) and changes in cash flows for the three months ended March 31, 2010 and 2009.

Net income (loss) for the first quarter of each of the years is not necessarily indicative of net income (loss) for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2009 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted earnings per share on the Consolidated Condensed Statements of Operations. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and stock appreciation rights (“SARs”) of 2.4 million shares were not included in the diluted weighted average shares amount for the three months ended March 31, 2010 due to the exercise price being greater than the average stock price. For the three months ended March 31, 2009, 5.6 million of common equivalent shares, consisting solely of stock options and SARs, are not included in the diluted weighted average shares amount as their effects are antidilutive.

Accounting changes – In June of 2009, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance which amended the requirements for determination of the primary beneficiary of a variable interest entity, required an ongoing assessment of whether an entity is the primary beneficiary and required enhanced interim and annual disclosures. The updated accounting guidance became effective for quarterly and annual reporting periods beginning after November 15, 2009, except for investment company type entities for which the requirements under this guidance have been deferred indefinitely. The adoption of this updated accounting guidance as of January 1, 2010 had no impact on the Company’s financial condition or results of operations.

New accounting pronouncements not yet adopted – In March of 2009, the FASB issued updated accounting guidance which amends the accounting and reporting requirements related to derivatives to provide clarifying language regarding when embedded credit derivative features, including those in collateralized debt obligations (“CDOs”) and synthetic CDOs, are considered embedded derivatives subject to potential bifurcation. The updated accounting guidance is effective for the first quarter beginning after June 15, 2010. The Company is currently assessing the impact this updated accounting guidance will have on its financial condition and results of operations.

2. Investments

Three Months Ended March 31	2010	2009
(In millions)

Net investment income consisted of:

Fixed maturity securities	$510	$475
Short term investments	7	11
Limited partnerships	80	(70)
Equity securities	10	14
Income from trading portfolio	21	26
Other	3	3

Total investment income	631	459
Investment expenses	(14)	(12)

Net investment income	$617	$447

Investment gains (losses) are as follows:

Fixed maturity securities	$27	$(358)
Equity securities	3	(216)
Derivative instruments	(13)	31
Short term investments	3	14
Other	1	(2)

Investment gains (losses) (a)	$21	$(531)

(a)	Includes gross realized gains of $102 and $108 and gross realized losses of $72 and $682 on available-for-sale securities for the three months ended March 31, 2010 and 2009.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2010	2009
(In millions)

Fixed maturity securities available-for-sale:
Asset-backed securities:
Residential mortgage-backed securities	$26	$149
Commercial mortgage-backed securities	2	16
Other asset-backed securities		31

Total asset-backed securities	28	196
States, municipalities and political subdivisions-tax-exempt securities	14
Corporate and other taxable bonds	18	190
Redeemable preferred stock		9

Total fixed maturities available-for-sale	60	395

Equity securities available-for-sale:
Common stock		3
Preferred stock		216

Total equity securities available-for-sale	-	219

Net OTTI losses recognized in earnings	$60	$614

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

CNA performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. For asset-backed securities, significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers, credit support from lower level tranches and impacts of rating agency downgrades. The discount rate utilized is either the yield at acquisition or, for lower rated structured securities, the current yield.

CNA applies the same impairment model as described above for the majority of non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (iv) general market conditions and industry or sector specific outlook.

Prior to adoption of the updated accounting guidance related to OTTI in the second quarter of 2009, OTTI losses were not bifurcated between credit and non-credit components. The difference between fair value and amortized cost was recognized in earnings for all securities for which the Company did not expect to recover the amortized cost basis, or for which the Company did not have the ability and intent to hold until recovery of fair value to amortized cost.

The amortized cost and fair values of securities are as follows:

	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less Than	12 Months	Estimated	OTTI
March 31, 2010	Cost	Gains	12 Months	or Greater	Fair Value	Losses

(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$165	$16	$1		$180
Asset-backed securities:
Residential mortgage-backed securities	7,304	83	43	$406	6,938	$265
Commercial mortgage-backed securities	820	13	3	101	729
Other asset-backed securities	811	17	1	18	809

Total asset-backed securities	8,935	113	47	525	8,476	265
States, municipalities and political subdivisions-tax-exempt securities	6,458	191	24	316	6,309
Corporate and other taxable bonds	21,518	1,276	35	131	22,628	26
Redeemable preferred stock	51	9			60

Fixed maturities available- for-sale	37,127	1,605	107	972	37,653	291
Fixed maturities, trading	464	2		15	451

Total fixed maturities	37,591	1,607	107	987	38,104	291

Equity securities:
Common stock	79	15		2	92
Preferred stock	572	49		32	589

Equity securities available-for-sale	651	64	-	34	681	-
Equity securities, trading	287	114	9	26	366

Total equity securities	938	178	9	60	1,047	-

Total	$38,529	$1,785	$116	$1,047	$39,151	$291

December 31, 2009

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$184	$16	$1		$199
Asset-backed securities:
Residential mortgage-backed securities	7,470	72	43	$561	6,938	$246
Commercial mortgage-backed securities	709	10	1	134	584	3
Other asset-backed securities	858	14	1	39	832

Total asset-backed securities	9,037	96	45	734	8,354	249
States, municipalities and political subdivisions-tax-exempt securities	7,142	201	25	325	6,993
Corporate and other taxable bonds	19,015	1,123	50	249	19,839	26
Redeemable preferred stock	51	4		1	54

Fixed maturities available-for-sale	35,429	1,440	121	1,309	35,439	275
Fixed maturities, trading	395	3		21	377

Total fixed maturities	35,824	1,443	121	1,330	35,816	275

Equity securities:
Common stock	61	14	1	1	73
Preferred stock	572	40		41	571

Equity securities available-for-sale	633	54	1	42	644	-
Equity securities, trading	310	109	10	46	363

Total equity securities	943	163	11	88	1,007	-

Total	$36,767	$1,606	$132	$1,418	$36,823	$275

The amount of pretax net unrealized gains on available-for-sale securities reclassified out of Accumulated other comprehensive income (“AOCI”) into earnings was $32 million for the three months ended March 31, 2010.

Activity for the three months ended March 31, 2010 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at March 31, 2010 was as follows:

Three Months Ended March 31, 2010

(In millions)

Beginning balance of credit losses on fixed maturity securities	$164

Additional credit losses for which an OTTI loss was previously recognized	11
Additional credit losses for which an OTTI loss was not previously recognized	5
Reductions for securities sold during the period	(9)

Ending balance of credit losses on fixed maturity securities	$171

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the March 31, 2010 summary of fixed maturity and equity securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.

The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s, Moody’s Investors Service, Inc. and Fitch Ratings in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

Asset-Backed Securities

The fair value of total asset-backed holdings at March 31, 2010 was $8,476 million which was comprised of 2,142 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 202 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

Residential mortgage-backed securities include 270 structured securities in a gross unrealized loss position. In addition, there were 60 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 8.8% of amortized cost.

Commercial mortgage-backed securities include 35 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 16.4% of amortized cost. Other asset-backed securities include 40 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 6.5% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

March 31, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government Agencies	$1,568	$1,549	$19
AAA	1,933	1,752	181
AA	485	420	65
A	302	243	59
BBB	436	392	44
Non-investment grade and equity tranches	1,330	1,126	204

Total	$6,054	$5,482	$572

The Company believes the unrealized losses are primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads, and are not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2010.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The tax-exempt portfolio consists primarily of special revenue and assessment bonds, representing 82.8% of the overall portfolio, followed by general obligation political subdivision bonds at 12.7% and state general obligation bonds at 4.5%.

The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to market conditions in certain sectors or states that continued to lag behind the broader municipal market recovery. Market conditions in the tax-exempt sector continued to improve in the first quarter of 2010. However, yields for certain issuers and types of securities, such as zero coupon bonds, auction rate and tobacco securitizations, continue to be higher than historical norms relative to after tax returns on other fixed income alternatives. The holdings for all tax-exempt securities in this category include 313 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 11.6% of amortized cost.

The tax-exempt securities in a gross unrealized loss position by ratings distribution are as follows:

March 31, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

AAA	$1,195	$1,130	$65
AA	801	666	135
A	424	402	22
BBB	480	363	117
Non-investment grade	21	20	1

Total	$2,921	$2,581	$340

The largest exposures at March 31, 2010 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $105 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $79 million. All of these securities are rated investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2010.

Corporate and Other Taxable Bonds

The holdings in this category include 489 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was 3.4% of amortized cost.

The corporate and other taxable bonds in a gross unrealized loss position by ratings distribution are as follows:

March 31, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Ratings distribution:
AAA	$322	$316	$6
AA	791	785	6
A	1,368	1,332	36
BBB	1,691	1,617	74
Non-investment grade	680	636	44

Total	$4,852	$4,686	$166

The unrealized losses on corporate and other taxable bonds are attributable to lingering impacts of the broader credit market deterioration primarily in the financial sector of the portfolio. Overall conditions in the corporate bond market have continued to improve in the first quarter of 2010, resulting in improvement in the Company’s unrealized position. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2010.

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The data in the table above includes financial industry sector hybrid debt securities with an aggregate fair value of $670 million and an aggregate amortized cost of $700 million.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2010 and December 31, 2009. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	March 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,333	$1,325	$1,240	$1,219
Due after one year through five years	11,371	11,679	10,046	10,244
Due after five years through ten years	10,469	10,567	10,647	10,539
Due after ten years	13,954	14,082	13,496	13,437

Total	$37,127	$37,653	$35,429	$35,439

Investment Commitments

As of March 31, 2010, the Company had committed approximately $243 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loans as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of March 31, 2010, the Company had commitments to purchase $337 million and sell $110 million of various bank loans.

3. Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

—	Level 1 – Quoted prices for identical instruments in active markets.

—

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

—	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

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

The fair values of CNA’s life settlement contracts investments are included in Other assets. Derivative assets are included in Receivables and derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

March 31, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$130	$50		$180
Asset-backed securities:
Residential mortgage-backed securities		6,259	$679	6,938
Commercial mortgage-backed securities		617	112	729
Other asset-backed securities		441	368	809

Total asset-backed securities	-	7,317	1,159	8,476
States, municipalities and political subdivisions-tax-exempt securities		5,572	737	6,309
Corporate and other taxable bonds	118	21,830	680	22,628
Redeemable preferred stock	3	53	4	60

Fixed maturities available-for-sale	251	34,822	2,580	37,653
Fixed maturities, trading	147	88	216	451

Total fixed maturities	$398	$34,910	$2,796	$38,104

Equity securities available-for-sale	$526	$147	$8	$681
Equity securities, trading	366			366

Total equity securities	$892	$147	$8	$1,047

Short term investments	$5,676	$510	$1	$6,187
Receivables		126	2	128
Life settlement contracts			131	131
Separate account business	44	358	40	442
Payable to brokers	(71)	(146)	(29)	(246)
Discontinued operations investments, included in Other assets	14	110	15	139

December 31, 2009	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$145	$54		$199
Asset-backed securities:
Residential mortgage-backed securities		6,309	$629	6,938
Commercial mortgage-backed securities		461	123	584
Other asset-backed securities		484	348	832

Total asset-backed securities	—	7,254	1,100	8,354
States, municipalities and political subdivisions-tax-exempt securities		6,237	756	6,993
Corporate and other taxable bonds	139	19,091	609	19,839
Redeemable preferred stock	3	49	2	54

Fixed maturities available-for-sale	287	32,685	2,467	35,439
Fixed maturities, trading	102	78	197	377

Total fixed maturities	$389	$32,763	$2,664	$35,816

Equity securities available-for-sale	$503	$130	$11	$644
Equity securities, trading	363			363

Total equity securities	$866	$130	$11	$1,007

Short term investments	$6,818	$397		$7,215
Receivables		53	$2	55
Life settlement contracts			130	130
Separate account business	43	342	38	423
Payable to brokers	(87)	(135)	(50)	(272)
Discontinued operations investments, included in Other liabilities	19	106	16	141

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at March 31
2010	Beginning Balance	Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$629	$(10)	$26	$42		$(8)	$679	$(11)
Commercial mortgage-backed securities	123	(1)	(4)	(5)	$7	(8)	112	(2)
Other asset-backed securities	348	4	21	(5)			368

Total asset-backed securities	1,100	(7)	43	32	7	(16)	1,159	(13)
States, municipalities and political subdivisions-tax- exempt securities	756		2	(21)			737
Corporate and other taxable bonds	609	2	29	55	9	(24)	680
Redeemable preferred stock	2		2				4

Fixed maturities available-for-sale	2,467	(5)	76	66	16	(40)	2,580	(13)
Fixed maturities, trading	197	6		13			216	6

Total fixed maturities	$2,664	$1	$76	$79	$16	$(40)	$2,796	$(7)

Equity securities available-for-sale	$11				$2	$(5)	$8
Short term investments					1		1
Life settlement contracts	130	$10		$(9)			131	$3
Separate account business	38			2			40
Discontinued operations investments	16		$1	(2)			15
Derivative financial instruments, net	(48)	(8)	14	15			(27)

2009	Beginning Balance	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31	Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31
		Included in Net Income (Loss)	Included in OCI

(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(17)	$1	$(23)			$743	$(19)
Commercial mortgage-backed securities	186	(10)	(13)	(5)			158	(9)
Other asset-backed securities	139	(30)	30	(40)	$153		252	(32)

Total asset-backed securities	1,107	(57)	18	(68)	153		1,153	(60)
States, municipalities and political subdivisions-tax- exempt securities	750		37	(3)			784
Corporate and other taxable bonds	622	(5)	(1)	204	2	$ (13)	809	(6)
Redeemable preferred stock	13	(9)	8	7			19	(9)

Fixed maturities available-for-sale	2,492	(71)	62	140	155	(13)	2,765	(75)
Fixed maturities, trading	218	3		(8)			213

Total fixed maturities	$2,710	$(68)	$62	$132	$155	$ (13)	$2,978	$(75)

Equity securities available-for-sale	$210						$210
Life settlement contracts	129	$11		$(13)			127	$2
Separate account business	38		$1	(1)			38
Discontinued operations investments	15		(1)	(1)			13
Derivative financial instruments, net	(72)	18	(10)	6			(58)	24

Net realized and unrealized gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. The Company’s policy is to recognize transfers between levels at the beginning of the reporting period.

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

	March 31, 2010		December 31, 2009

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

(In millions)

Financial liabilities:
Premium deposits and annuity contracts	$104	$105	$105	$106
Short term debt	62	62	10	10
Long term debt	9,549	9,836	9,475	9,574

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

4. Derivative Financial Instruments

The Company invests in certain derivative instruments for a number of purposes, including: (i) asset and liability management activities, (ii) income enhancements for its portfolio management strategy and (iii) to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur.

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

The tables below summarize CDS contracts where the Company sold credit protection as of March 31, 2010 and December 31, 2009. The fair value of the contracts represents the amount that the Company would receive at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.

March 31, 2010	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity

(In millions)

B	$1	$8	2.9

Total	$1	$8	2.9

December 31, 2009

B		$8	3.1

Total		$8	3.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Condensed Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of collateral provided by the Company was $13 million at March 31, 2010 and $7 million at December 31, 2009 and primarily consisted of cash and U.S. Treasury Bills. The fair value of cash collateral received from counterparties was $2 million at March 31, 2010 and $1 million at December 31, 2009.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio reviewed quarterly. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $161 million at March 31, 2010. HighMount was not required to post any collateral under the governing agreements. At March 31, 2010, HighMount was in compliance with all of its covenants under the derivatives agreements.

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

	March 31, 2010			December 31, 2009

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,095		$(94)	$1,600		$(135)
Commodities:
Forwards – short	656	$120	(23)	715	$50	(39)
Foreign exchange:
Currency forwards – short	78	2	(1)	114	3
Other				13	2

Without hedge designation

Equity markets:
Options – purchased	173	26		242	45
– written	174		(6)	282		(9)

Interest rate risk:
Interest rate swaps	514		(44)	9
Credit default swaps
– purchased protection	70		(5)	116		(11)
– sold protection	8	1		8
Futures – long	58
– short	727			132
Commodities:
Forwards – short	41	13
Foreign exchange:
Currency options – short	225		(8)
Other	8			2

Total	$3,827	$162	$(181)	$3,233	$100	$(194)

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $104 million and $6.1 billion in notional value while derivative termination activity totaled approximately $149 million and $6.1 billion during the three months ended March 31, 2010 and 2009. This activity was primarily attributable to credit default swaps and forward commitments for mortgage-backed securities.

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. Changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Operations.

Three Months Ended March 31	2010	2009

(In millions)

Included in Net investment income:

Equity risk:
Equity options – purchased	$(13)	$5
– written	6
Futures – long	1
– short	(4)
Foreign exchange:
Currency forwards – long		(8)
– short		7
Currency options – short	2
Interest rate risk:
Credit default swaps – purchased protection		9
– sold protection		(6)
Options on government securities – short		11
Futures – long	3	5
– short	3
Other	(1)	(3)

	(3)	20

Included in Investment gains (losses):

Equity options – written		11
Interest rate risk:
Interest rate swaps	(26)	21
Credit default swaps – purchased protection		(9)
– sold protection		(6)
Futures – short		14
Commodity forwards – short	13

	(13)	31

Total	$(16)	$51

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of March 31, 2010, approximately 104.5 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. The effective portion of these commodity hedges is reclassified from OCI into earnings when the anticipated transaction affects earnings. Approximately 47% of these derivatives have settlement dates in 2010 and 41% have settlement dates in 2011. As of March 31, 2010, the estimated amount of net unrealized gains associated with commodity contracts that will be reclassified into earnings during the next twelve months was $74 million. However, these amounts are likely to vary materially as a result of changes in market conditions. Diamond Offshore uses foreign currency forward exchange contracts to reduce exposure to foreign currency losses on future foreign currency expenditures. The effective portion of these hedges is reclassified from OCI into earnings when the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. As of March 31, 2010, the estimated amount of net unrealized gains associated with these contracts that will be reclassified into earnings over the next twelve months was $1 million. The Company also uses interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. As of March 31, 2010, the estimated amount of net unrealized losses associated with interest rate swaps that will be reclassified into earnings during the next twelve months was $64 million. However, this is likely to vary as a result of changes in the LIBOR rate. For the three months ended March 31, 2010 and 2009, the net amounts recognized due to ineffectiveness were less than $1 million.

In February of 2010, HighMount determined that a portion of the expected underlying transactions related to its cash flow hedging activities were no longer probable of occurring and discontinued hedge accounting treatment for a portion of its interest rate swaps and its commodity price swaps. In March of 2010, HighMount entered into a definitive agreement to sell substantially all of its exploration and production assets located in the Antrim Shale in Michigan and recorded a loss of $22 million in Investment gains (losses) in the Consolidated Condensed Statements of Operations, reflecting the reclassification of net derivative losses from AOCI to earnings.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into Income (loss) for derivatives designated as cash flow hedges:

Three Months Ended March 31, 2010	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from OCI into Income (Loss)	Amount of Gain (Loss) Reclassified from OCI into Income (Loss)
(In millions)

Commodities	$ 104	Other revenues	$ 30
Foreign exchange		Contract drilling expenses	2
Interest rate risks	(22)	Interest	(46)

Total	$ 82		$ (14)

Three Months Ended March 31, 2009

Commodities	$ 92	Other revenues	$ 74
Interest rate risks	(9)	Interest	(14)

Total	$ 83		$ 60

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $53 million with fair value liabilities of $65 million at March 31, 2010. These positions are marked to market and investment gains or losses are included in Net investment income in the Consolidated Condensed Statements of Operations.

5. Claim and Claim Adjustment Expense Reserves

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $40 million and $13 million for the three months ended March 31, 2010 and 2009 for events occurring in those periods. Catastrophe losses in the first quarter of 2010 related primarily to winter storms and the Chilean earthquake. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.

A&E Reserves

The Company’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims.

The following table provides data related to the Company’s A&E claim and claim adjustment expense reserves.

	March 31, 2010		December 31, 2009

	Asbestos	Environmental Pollution	Asbestos	Environmental Pollution

(In millions)

Gross reserves	$1,991	$467	$2,046	$482
Ceded reserves	(895)	(195)	(909)	(196)

Net reserves	$1,096	$272	$1,137	$286

Asbestos

The table below provides a reconciliation between CNA’s beginning and ending net reserves for asbestos.

Asbestos Reserves

Three Months Ended March 31	2010	2009

(In millions)

Beginning net reserves	$1,137	$1,202
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	-	-
Paid claims, net of reinsurance recoveries	(41)	(51)

Ending net reserves	$1,096	$1,151

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

Certain asbestos claim litigation in which CNA is currently engaged is described below:

A.P. Green: In February 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval in August 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion in September 2007 recommending confirmation of that plan. In July 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal was argued in May 2009 and the parties are awaiting the court’s decision.

Direct Action Case - Montana: In March 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. In April 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing was held in two phases. The first phase was held in June 2009. The second phase concluded in January 2010 and the bankruptcy court has taken the matter under advisement. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution

The table below provides a reconciliation between CNA’s beginning and ending net reserves for environmental pollution.

Environmental Pollution Reserves

Three Months Ended March 31	2010	2009
(In millions)

Beginning net reserves	$286	$262
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	-	-
Paid claims, net of reinsurance recoveries	(14)	(14)

Ending net reserves	$272	$248

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other Insurance. Favorable net prior year development of $9 million was recorded in the Life & Group Non-Core segment for the three months ended March 31, 2010. Included in this amount is favorable reserve development of $24 million arising from a commutation of an assumed reinsurance agreement. For the three months ended March 31, 2009 for the Life & Group Non-Core segment, unfavorable net prior year development of $11 million was recorded.

Three Months Ended March 31, 2010	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(25)	$(28)	$2	$(51)
A&E

Pretax (favorable) unfavorable net prior year development before impact of premium development	(25)	(28)	2	(51)
Pretax (favorable) unfavorable premium development	(4)	21	(1)	16

Total pretax (favorable) unfavorable net prior year development	$(29)	$(7)	$1	$(35)

Three Months Ended March 31, 2009

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(29)	$(42)	$1	$(70)
A&E

Pretax (favorable) unfavorable net prior year development before impact of premium development	(29)	(42)	1	(70)
Pretax (favorable) unfavorable premium development	(5)	20	(1)	14

Total pretax (favorable) unfavorable net prior year development	$(34)	$(22)	$-	$(56)

2010 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable incurred loss emergence in several professional liability lines of business primarily in accident years 2007 and prior. This favorability was partially offset by unfavorable development in the employee practices liability line driven by higher unemployment, primarily in accident years 2008 and 2009.

CNA Commercial

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in non-catastrophe related property coverages in accident years 2007 and prior.

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

6. Benefit Plans

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

The components of net periodic benefit cost are as follows:

			Other
	Pension Benefits		Postretirement Benefits

Three Months Ended March 31	2010	2009	2010	2009

(In millions)

Service cost	$6	$7	$1	$1
Interest cost	42	43	3	3
Expected return on plan assets	(44)	(39)	(1)	(1)
Amortization of unrecognized net loss	7	7	1	1
Amortization of unrecognized prior service cost			(6)	(6)
Regulatory asset decrease			1	1

Net periodic benefit cost	$11	$18	$(1)	$(1)

7. Business Segments

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

Diamond Offshore’s business primarily consists of operating 47 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On March 31, 2010, Diamond Offshore’s drilling rigs were located offshore twelve countries in addition to the United States.

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. In April of 2010, HighMount sold its exploration and production assets located in the Antrim Shale in Michigan and entered into a definitive agreement with another purchaser to sell its exploration and production assets located in the Black Warrior Basin in Alabama.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of three interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio, Illinois and Oklahoma.

Loews Hotels owns and/or operates 19 hotels, 17 of which are in the United States and two are in Canada. The Loews Atlanta Hotel, which is operated under a management contract, opened on April 1, 2010.

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, corporate interest expenses and other unallocated expenses.

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

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

Three Months Ended March 31	2010	2009
(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$866	$690
CNA Commercial	1,073	836
Life and Group Non-Core	320	124
Other Insurance	56	(12)

Total CNA Financial	2,315	1,638
Diamond Offshore	862	886
HighMount	148	175
Boardwalk Pipeline	301	224
Loews Hotels	75	73
Corporate and other	12	27

Total	$3,713	$3,023

Income (loss) before income tax and noncontrolling interest (a):

CNA Financial:
CNA Specialty	$216	$55
CNA Commercial	163	(87)
Life and Group Non-Core	(21)	(240)
Other Insurance	2	(60)

Total CNA Financial	360	(332)
Diamond Offshore	405	451
HighMount	57	(1,006)
Boardwalk Pipeline	88	51
Loews Hotels	(1)	(29)
Corporate and other	(13)	(3)

Total	$896	$(868)

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$123	$35
CNA Commercial	100	(44)
Life and Group Non-Core	(3)	(131)
Other Insurance	5	(30)

Total CNA Financial	225	(170)
Diamond Offshore	136	163
HighMount	32	(641)
Boardwalk Pipeline	38	22
Loews Hotels	(1)	(18)
Corporate and other	(10)	(3)

Total	$420	$(647)

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and Net income (loss) - Loews are as follows:

Three Months Ended March 31	2010	2009

Revenues and Income (loss) before income tax and noncontrolling interest:

CNA Financial:
CNA Specialty	$13	$(109)
CNA Commercial	21	(186)
Life and Group Non-Core	(4)	(190)
Other Insurance	4	(47)

Total CNA Financial	34	(532)
Corporate and other	(13)	1

Total	$21	$(531)

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$8	$(63)
CNA Commercial	12	(108)
Life and Group Non-Core	(4)	(111)
Other Insurance	3	(28)

Total CNA Financial	19	(310)
Corporate and other	(8)

Total	$11	$(310)

8. Legal Proceedings

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

CNA is also a party to litigation and claims related to A&E cases arising in the ordinary course of business. See Note 5 for further discussion.

The Company has been named as a defendant in the following three cases alleging substantial damages based on alleged health effects caused by smoking cigarettes, exposure to tobacco smoke or exposure to asbestos fibers incorporated into filter material used in one brand of cigarette that ceased manufacture more than 50 years ago, all of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court initially permitted plaintiff to serve the Company outside the jurisdiction but it cancelled the leave of service in response to the Company’s application, and plaintiff’s appeal is pending. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending.

The Company does not believe it is a proper defendant in any tobacco related cases and as a result, does not believe the outcome will have a material affect on its results of operations or equity. Further, pursuant to the Separation Agreement dated May 7, 2008 between the Company and Lorillard Inc. and its subsidiaries, Lorillard, Inc. and its subsidiaries have agreed to indemnify and hold the Company harmless from all costs and expenses based upon or arising out of the operation or conduct of Lorillard’s business, including among other things, smoking and health claims and litigation such as the three cases described above. Please read Item 1. Business - Separation of Lorillard and Note 19. Legal Proceedings of the Notes to the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2009 for additional information.

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

9. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $819 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2010, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

As of March 31, 2010 and December 31, 2009, CNA has recorded liabilities of approximately $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

10. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2010 and December 31, 2009, and consolidating statements of operations information for the three months ended March 31, 2010 and 2009. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

March 31, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$42,826	$933	$144	$113	$39	$3,447		$47,502
Cash	95	24	1	13	2			135
Receivables	8,908	808	164	89	39	138	$(146)	10,000
Property, plant and equipment	297	4,424	1,798	6,334	358	38		13,249
Deferred income taxes	1,133		583				(847)	869
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,576	(15,576)	-
Other assets	727	530	42	356	23	15		1,693
Deferred acquisition costs of insurance subsidiaries	1,109							1,109
Separate account business	442							442

Total assets	$55,623	$6,739	$3,316	$7,068	$464	$19,214	$(16,569)	$75,855

Liabilities and Equity:

Insurance reserves	$38,109							$38,109
Payable to brokers	289	$101	$183			$89		662
Short term debt		4			$58			62
Long term debt	2,304	1,487	1,600	$3,225	166	867	$(100)	9,549
Deferred income taxes		534		356	45	446	(1,381)	-
Other liabilities	2,810	937	133	443	21	206	488	5,038
Separate account business	442							442

Total liabilities	43,954	3,063	1,916	4,024	290	1,608	(993)	53,862

Total shareholders’ equity	10,175	1,870	1,400	1,897	174	17,606	(15,576)	17,546
Noncontrolling interests	1,494	1,806		1,147				4,447

Total equity	11,669	3,676	1,400	3,044	174	17,606	(15,576)	21,993

Total liabilities and equity	$55,623	$6,739	$3,316	$7,068	$464	$19,214	$(16,569)	$75,855

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$41,996	$739	$80	$46	$61	$3,112		$46,034
Cash	140	39	3	4	2	2		190
Receivables	9,104	794	97	110	27	202	$(122)	10,212
Property, plant and equipment	304	4,442	1,778	6,348	362	40		13,274
Deferred income taxes	1,368		636				(1,377)	627
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,276	(15,276)	-
Other assets	712	220	47	343	19	5		1,346
Deferred acquisition costs of insurance subsidiaries	1,108							1,108
Separate account business	423							423

Total assets	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Liabilities and Equity:

Insurance reserves	$38,263							$38,263
Payable to brokers	253		$196			$91		540
Short term debt		$4			$6			10
Long term debt	2,303	1,487	1,600	$3,100	218	867	$(100)	9,475
Deferred income taxes		539		369	38	431	(1,377)	-
Other liabilities	2,889	560	112	416	38	281	(22)	4,274
Separate account business	423							423

Total liabilities	44,131	2,590	1,908	3,885	300	1,670	(1,499)	52,985

Total shareholders’ equity	9,674	1,864	1,317	2,179	174	16,967	(15,276)	16,899
Noncontrolling interests	1,436	1,800		950				4,186

Total equity	11,110	3,664	1,317	3,129	174	16,967	(15,276)	21,085

Total liabilities and equity	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Loews Corporation

Consolidating Statement of Operations Information

Three Months Ended March 31, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,615							$1,615
Net investment income	590	$1				$26		617
Intercompany interest and dividends						237	$ (237)	-
Investment gains (losses)	34		$(13)					21
Contract drilling revenues		844						844
Other	76	17	148	$301	$75	(1)		616

Total	2,315	862	135	301	75	262	(237)	3,713

Expenses:

Insurance claims and policyholders’ benefits	1,308							1,308
Amortization of deferred acquisition costs	342							342
Contract drilling expenses		305						305
Other operating expenses	269	130	72	176	74	11		732
Interest	36	22	19	37	2	16	(2)	130

Total	1,955	457	91	213	76	27	(2)	2,817

Income (loss) before income tax	360	405	44	88	(1)	235	(235)	896
Income tax expense	(103)	(125)	(20)	(23)		(2)		(273)

Net income (loss)	257	280	24	65	(1)	233	(235)	623
Amounts attributable to noncontrolling interests	(32)	(144)		(27)				(203)

Net income (loss) attributable to Loews Corporation	$225	$136	$24	$38	$(1)	$233	$ (235)	$420

Loews Corporation

Consolidating Statement of Operations Information

Three Months Ended March 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,672							$1,672
Net investment income	420	$1				$26		447
Intercompany interest and dividends						235	$(235)	-
Investment gains (losses)	(532)	1						(531)
Contract drilling revenues		856						856
Other	78	29	$175	$224	$73			579

Total	1,638	887	175	224	73	261	(235)	3,023

Expenses:

Insurance claims and policyholders’ benefits	1,342							1,342
Amortization of deferred acquisition costs	349							349
Contract drilling expenses		294						294
Impairment of natural gas and oil properties			1,036					1,036
Other operating expenses	248	140	126	146	100	16		776
Interest	31	1	19	27	2	14		94

Total	1,970	435	1,181	173	102	30	-	3,891

Income (loss) before income tax	(332)	452	(1,006)	51	(29)	231	(235)	(868)
Income tax (expense) benefit	149	(116)	365	(15)	11	1		395

Net income (loss)	(183)	336	(641)	36	(18)	232	(235)	(473)
Amounts attributable to noncontrolling interests	13	(173)		(14)				(174)

Net income (loss) attributable to Loews Corporation	$(170)	$163	$(641)	$22	$(18)	$232	$(235)	$(647)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

—	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

—	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 66% owned subsidiary); and

—	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Consolidated results for the first quarter of 2010 amounted to net income of $420 million, or $0.99 per share compared to a net loss of $647 million, or $1.49 per share in the 2009 first quarter.

Income before net investment gains improved by $746 million in the first quarter of 2010 compared to the prior year period, primarily due to the absence of a non-cash impairment charge of $1.0 billion ($660 million after tax) related to the carrying value of HighMount’s natural gas and oil properties included in the prior year period. This charge reflected declines in commodity prices. In addition, higher investment income at CNA, primarily from improved performance in limited partnerships and fixed maturities, also contributed to the improvement, partially offset by decreased earnings at Diamond Offshore reflecting lower operating income and increased interest expense.

Net income included net investment gains of $11 million (after tax and noncontrolling interest) in the first quarter of 2010 compared to net investment losses of $310 million in the comparable prior year period. Net investment gains in the first quarter of 2010 reflect other-than-temporary impairment losses of $35 million (after tax and noncontrolling interest) compared to $359 million in the prior year period.

Book value per common share increased to $41.80 at March 31, 2010, as compared to $39.76 at December 31, 2009.

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

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

—	Insurance Reserves

—	Reinsurance

—	Litigation

—	Valuation of Investments and Impairment of Securities

—	Long Term Care Products

—	Payout Annuity Contracts

—	Pension and Postretirement Benefit Obligations

—	Valuation of HighMount’s Proved Reserves

—	Impairment of Long-lived Assets

—	Goodwill

—	Income Taxes

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Form 10-K for the year ended December 31, 2009 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results, net income (loss) and net results reflect amounts attributable to Loews Corporation.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2010	2009
(In millions)

Revenues:
Insurance premiums	$1,615	$1,672
Net investment income	590	420
Investment gains (losses)	34	(532)
Other revenue	76	78

Total	2,315	1,638

Expenses:
Insurance claims and policyholder benefits	1,308	1,342
Amortization of deferred acquisition costs	342	349
Other operating	269	248
Interest	36	31

Total	1,955	1,970

Income (loss) before income tax	360	(332)
Income tax (expense) benefit	(103)	149

Net income (loss)	257	(183)
Amounts attributable to noncontrolling interests	(32)	13

Net income (loss) attributable to Loews Corporation	$225	$ (170)

Three Months Ended March 31, 2010 Compared to 2009

Net results improved $395 million for the three months ended March 31, 2010 as compared to the same period in 2009. This improvement was driven by significantly improved net investment gains of $566 million ($329 million after tax and noncontrolling interest) and increased net investment income of $170 million. Net investment gains (losses) for the three months ended March 31, 2010 included other-than-temporary impairment (“OTTI”) losses of $35 million (after tax and noncontrolling interest) compared to $359 million for the three months ended March 31, 2009. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. The overall improvement was partially offset by costs associated with CNA’s Information Technology (“IT”) Transformation as discussed below. CNA was also unfavorably impacted by higher catastrophe losses and decreased favorable net prior year development. Catastrophe losses were $23 million after tax and noncontrolling interest in the first quarter of 2010, as compared to catastrophe losses of $7 million after tax and noncontrolling interest in the first quarter of 2009. Favorable net prior year development of $35 million and $56 million was recorded for the three months ended March 31, 2010 and 2009. Further information on net prior year development for the three months ended March 31, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1.

CNA has commenced a program to significantly transform its IT organization and delivery model. CNA anticipates that the total costs for this program will be approximately $41 million, of which $25 million was incurred during the first quarter of 2010. When the results of this program are fully operational, CNA anticipates annual savings based on its current level of IT spending. A significant portion of the annual savings is anticipated to be achieved in 2011 with full annual savings in 2012. Some or all of these estimated savings may be invested in IT or other enhancements necessary to support CNA’s business strategies.

CNA Segment Results

CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income (loss) after tax and noncontrolling interest the effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance. See further discussion regarding how CNA manages its business in Note 7 of the Consolidated Condensed

Financial Statements included under Item 1. In evaluating the results of the CNA Specialty and CNA Commercial segments, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

Three Months Ended March 31	2010	2009
(In millions, except %)

Net written premiums	$ 656	$ 672
Net earned premiums	654	659
Net investment income	147	85
Net operating income	115	98
Net realized investment (gains) losses	8	(63)
Net income	123	35

Ratios:
Loss and loss adjustment expense	61.5%	60.0%
Expense	30.8	28.7
Dividend	0.2	0.4

Combined	92.5%	89.1%

Three Months Ended March 31, 2010 Compared to 2009

Net written premiums for CNA Specialty decreased $16 million for the three months ended March 31, 2010 as compared with the same period in 2009. The decrease in net written premiums was driven by CNA’s architects & engineers, realtors and CNA HealthPro lines of business, as current economic and competitive market conditions have led to decreased insured exposures and lower rates. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $5 million as compared with the same period in 2009, consistent with the trend of lower net written premiums.

CNA Specialty’s average rate decreased 1% for the three months ended March 31, 2010 as compared to a decrease of 3% for the three months ended March 31, 2009 for the policies that renewed during those periods. Retention rates of 86% and 85% were achieved for those policies that were available for renewal in each period.

Net income improved $88 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income improved $17 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was primarily due to higher net investment income, partially offset by increased expenses.

The combined ratio increased 3.4 points for the three months ended March 31, 2010 as compared with the same period in 2009. The loss ratio increased 1.5 points primarily due to decreased favorable net prior year development. The expense ratio increased 2.1 points, primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses increased primarily due to IT Transformation costs related to the program to significantly transform CNA’s IT organization and delivery model.

Favorable net prior year development of $29 million was recorded for the three months ended March 31, 2010, compared to favorable net prior year development of $34 million for the same period in 2009. Further information on CNA Specialty net prior year development for the three months ended March 31, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	March 31, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$2,248	$2,208
Gross IBNR Reserves	4,745	4,714

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,993	$6,922

Net Case Reserves	$1,818	$1,781
Net IBNR Reserves	4,113	4,085

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,931	$5,866

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

Three Months Ended March 31	2010	2009
(In millions, except %)

Net written premiums	$829	$920
Net earned premiums	816	863
Net investment income	218	143
Net operating income	88	64
Net realized investment gains (losses)	12	(108)
Net income (loss)	100	(44)

Ratios:
Loss and loss adjustment expense	73.8%	71.1%
Expense	35.6	33.5
Dividend	0.1	0.4

Combined	109.5%	105.0%

Three Months Ended March 31, 2010 Compared to 2009

Net written premiums for CNA Commercial decreased $91 million for the three months ended March 31, 2010 as compared with the same period in 2009. Premiums written were unfavorably impacted by decreased new business and lower retention as a result of competitive market conditions. Current economic conditions have also led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $47 million for the three months ended March 31, 2010 as compared with the same period in 2009, consistent with the trend of lower net written premiums.

CNA Commercial’s average rate increased 1% for the three months ended March 31, 2010, as compared to a decrease of 1% for the three months ended March 31, 2009 for policies that renewed in each period. Retention rates of 79% and 83% were achieved for those policies that were available for renewal in each period.

Net results improved $144 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

Net operating income improved $24 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was primarily driven by higher net investment income, partially offset by higher catastrophe losses.

The combined ratio increased 4.5 points for the three months ended March 31, 2010 as compared with the same period in 2009. The loss ratio increased 2.7 points primarily due to increased catastrophe losses, partially offset by the impact of an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $38 million, or 4.7 points of the loss ratio, for the three months ended March 31, 2010, as compared to $12 million, or 1.4 points of the loss ratio, for the same period in 2009. The 2009 accident year loss ratio excluding catastrophe losses for the three months ended March 31, 2009 was unfavorably impacted by several significant property losses.

The expense ratio increased 2.1 points for the three months ended March 31, 2010 as compared with the same period in 2009, primarily related to the lower net earned premium base. Underwriting expenses were unfavorably impacted by IT Transformation costs related to the program to significantly transform CNA’s IT organization and delivery model.

Favorable net prior year development of $7 million was recorded for the three months ended March 31, 2010, compared to favorable net prior year development of $22 million for the same period in 2009. Further information on CNA Commercial net prior year development for the three months ended March 31, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	March 31, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$6,635	$6,510
Gross IBNR Reserves	6,345	6,495

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,980	$13,005

Net Case Reserves	$5,398	$5,269
Net IBNR Reserves	5,468	5,580

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,866	$10,849

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

Three Months Ended March 31	2010	2009
(In millions)

Net earned premiums	$145	$150
Net investment income	175	159
Net operating income (loss)	1	(20)
Net realized investment losses	(4)	(111)
Net loss	(3)	(131)

Three Months Ended March 31, 2010 Compared to 2009

Net earned premiums for Life & Group Non-Core decreased $5 million for the three months ended March 31, 2010 as compared with the same period in 2009. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss decreased by $128 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net realized investment results. In addition, favorable performance on CNA’s remaining pension deposit business and favorable reserve development arising from a commutation of an assumed reinsurance agreement also contributed to the improvement. Partially offsetting these favorable impacts were unfavorable results in CNA’s long term care business.

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA recorded an additional pretax liability in Policyholders’ Funds during 2008 based on the results of the investments supporting this business at that time. During the first quarter of 2009 CNA further increased this pretax liability by $13 million. During the first quarter of 2010, based on improved results from these investments, CNA decreased this pretax liability by $13 million.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

Three Months Ended March 31	2010	2009
(In millions)

Net investment income	$50	$33
Net operating income (loss)	2	(2)
Net realized investment gains (losses)	3	(28)
Net income (loss)	5	(30)

Three Months Ended March 31, 2010 Compared to 2009

Net results improved $35 million for the three months ended March 31, 2010 as compared with the same period in 2009 primarily due to improved net realized investment results and higher net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Unfavorable net prior year development of $1 million was recorded for the three months ended March 31, 2010. No net prior year development was recorded for the three months ended March 31, 2009. Further information on Other Insurance net prior year development for the three months ended March 31, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for the Other Insurance Segment:

	March 31, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$1,479	$1,548
Gross IBNR Reserves	2,378	2,458

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,857	$4,006

Net Case Reserves	$952	$972
Net IBNR Reserves	1,457	1,515

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,409	$2,487

Diamond Offshore

As has been widely reported, on April 20, 2010 a semisubmersible drilling rig, the Deepwater Horizon, owned by a company not affiliated with Diamond Offshore caught fire and sank in the U.S. Gulf of Mexico. As a result, oil from the well being worked on at the time has been flowing into the Gulf of Mexico. The cause of this accident has not been determined. We cannot predict at this time the impact that this incident may have on governmental regulation of offshore oil and gas drilling operations or on Diamond Offshore’s operations, financial condition or results of operations in future periods.

The global economy remained relatively weak in the first quarter of 2010 and although oil prices improved to the low $80 per barrel range they remained volatile. Dayrates Diamond Offshore receives for new contracts are no longer at the peak levels achieved at the height of the most recent up-cycle. Given the unpredictable economic environment, the demand for Diamond Offshore services and the dayrates it is able to command could soften further. This volatility and uncertainty could continue until the global economy improves. Absent global economic improvement the decline in drilling activity could be further exacerbated by the influx of new-build rigs over the next several years, particularly in regard to jack-up units.

Early in the economic downturn, Diamond Offshore experienced negative effects of the market such as customer credit problems, customers attempting to renegotiate or terminate contracts, and one customer seeking bankruptcy protection. More recently, Diamond Offshore has experienced declines in dayrates for new contracts with industry wide floater utilization stable at approximately 91%. During the first quarter of 2010, Diamond Offshore signed 14 new contracts totaling approximately $1.5 billion in backlog and ranging in length from one well to five years. As a result, at the end of the first quarter of 2010 its contract backlog was approximately $9.1 billion, which it expects to help mitigate the impact of the current market in 2010.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of April 19, 2010 and February 1, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95.0%—98.0% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 19, 2010	February 1, 2010
(In millions)

High specification floaters (a)	$5,175	$4,177
Intermediate semisubmersible rigs (b)	3,767	4,030
Jack-ups	185	249
Total	$9,127	$8,456

(a)

Contract drilling backlog as of April 19, 2010 for Diamond Offshore’s high specification floaters includes $3.3 billion attributable to its expected operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2016.

(b)

Contract drilling backlog as of April 19, 2010 for Diamond Offshore’s intermediate semisubmersible rigs includes $2.8 billion attributable to its expected operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of April 19, 2010.

Year Ended December 31	Total	2010 (a)	2011	2012	2013 - 2016
(In millions)

High specification floaters (b)	$5,175	$1,315	$1,569	$944	$1,347
Intermediate semisubmersible rigs (c)	3,767	1,133	1,030	860	744
Jack-ups	185	144	41
Total	$9,127	$2,592	$2,640	$1,804	$2,091

(a)	Represents a nine month period beginning April 1, 2010.
(b)

Contract drilling backlog as of April 19, 2010 for Diamond Offshore’s high specification floaters includes $531 million, $808 million and $667 million for the remainder of 2010 and for the years 2011 and 2012 and $1.3 billion in the aggregate for the years 2013 to 2016, attributable to its expected operations offshore Brazil.

(c)

Contract drilling backlog as of April 19, 2010 for Diamond Offshore’s intermediate semisubmersible rigs includes $560 million, $788 million and $732 million for the remainder of 2010 and for the years 2011 and 2012 and $687 million in the aggregate for the years 2013 to 2015, attributable to its expected operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of April 19, 2010. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year).

Year Ended December 31	2010 (a) (b)	2011 (b)	2012	2013 - 2016

High specification floaters	97%	76%	48%	18%
Intermediate semisubmersible rigs	83%	54%	44%	10%
Jack-ups	39%	7%

(a)	Represents a nine month period beginning April 1, 2010.
(b)	Includes approximately 675 and 80 scheduled shipyard, survey and mobilization days for 2010 and 2011.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2010	2009
(In millions)

Revenues:
Contract drilling	$844	$856
Net investment income	1	1
Investment gains		1
Other revenue	17	29
Total	862	887
Expenses:
Contract drilling	305	294
Other operating	130	140
Interest	22	1
Total	457	435
Income before income tax	405	452
Income tax expense	(125)	(116)
Net income	280	336
Amounts attributable to noncontrolling interests	(144)	(173)
Net income attributable to Loews Corporation	$136	$163

Three Months Ended March 31, 2010 Compared to 2009

Total revenues decreased $25 million, or 2.8%, for the first quarter of 2010, as compared to the corresponding period in 2009. The weak global economy continued to negatively impact the offshore drilling industry, despite an improvement in oil prices from prior year. However, Diamond Offshore’s contracted revenue backlog enabled it to partially mitigate the impact of these market conditions. This decrease in revenue is primarily driven by an overall decrease in utilization, offset by an increase in dayrates for Diamond Offshore’s floater fleet. In addition, the U.S. Gulf of Mexico and international jack-up markets continued to experience reduced demand and dayrates during the first quarter of 2010.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $35 million in the three months ended March 31, 2010, as compared to the corresponding period of the prior year. The increase primarily reflects increased dayrates of $42 million and increased mobilization fees of $15 million, partially offset by decreased utilization of $22 million.

Revenues from jack-up rigs decreased $47 million in the three months ended March 31, 2010, as compared to the corresponding period of the prior year, due primarily to decreased dayrates of $36 million and decreased utilization of $6 million. Revenues were unfavorably impacted by a decrease in the recognition of mobilization fees and other operating revenues.

Net income decreased $27 million, or 16.6% for the three months ended March 31, 2010, as compared to the corresponding period of the prior year, mainly due to decreased revenue as noted above. Total contract drilling expense increased during the first quarter of 2010, compared to the same period in 2009. This increase is primarily due to higher amortized mobilization expenses and higher operating costs due to several rigs operating internationally compared to operating in the U.S Gulf of Mexico in the first quarter of 2009, partially offset by lower costs resulting from fewer regulatory surveys and maintenance projects. Depreciation expense increased $12 million during the first quarter of 2010, compared to the same period in 2009 due to a higher depreciable asset base. Interest expense increased $21 million in the first quarter of 2010, compared to the same period in 2009, due to additional expense related to the issuance of 5.9% senior notes in May of 2009 and 5.7% senior notes in October of 2009.

Diamond Offshore’s effective tax rate increased for the three months ended March 31, 2010, as compared to the corresponding period in the prior year. The higher effective tax rate in the current quarter is a result of differences in the mix of domestic and international pretax earnings and losses, as well as the mix of international tax jurisdictions in which Diamond Offshore operates. Also contributing to the higher effective tax rate in the current period was the expiration on December 31, 2009 of a tax law provision which allowed Diamond Offshore to defer recognition of certain foreign earnings for U.S. income tax purposes. The United States Congress currently has a bill pending to extend this tax law provision for an additional year which, if passed, is expected to be retroactive to January 1, 2010 and would allow

Diamond Offshore to defer recognition of certain foreign earnings for U.S. income tax purposes. However, Diamond Offshore’s estimated annual effective tax rate for the three months ended March 31, 2010 reflects applicable tax law as of March 31, 2010 as the pending legislation has not been enacted.

HighMount

We use the following terms throughout this discussion of HighMount’s results of operations, with equivalent volumes computed with oil and natural gas liquids (“NGLs”) quantities converted to Mcf, on an energy equivalent ratio of one barrel to six Mcf:

Bbl	-	Barrel (of oil or NGLs)
Bcf	-	Billion cubic feet (of natural gas)
Bcfe	-	Billion cubic feet of natural gas equivalent
Mbbl	-	Thousand barrels (of oil or NGLs)
Mcf	-	Thousand cubic feet (of natural gas)
Mcfe	-	Thousand cubic feet of natural gas equivalent
MMBtu	-	Million British thermal units

HighMount’s operating revenues and future growth depend substantially on natural gas and NGL prices and HighMount’s ability to increase its production. In recent years, there has been significant price volatility in natural gas and NGL prices due to a variety of factors HighMount cannot control or predict. These factors, which include weather conditions, political and economic events, technological advancements, and competition from other energy sources, impact supply and demand for natural gas, which determines the pricing. In addition, the price HighMount realizes for its gas production is affected by HighMount’s hedging activities as well as locational differences in market prices. Production volumes are dependent upon HighMount’s ability to realize attractive returns on its capital investment program which is primarily affected by commodity prices, capital and operating costs.

During 2009 and the first quarter of 2010 natural gas prices remained low due largely to increased onshore natural gas production, plentiful levels of working gas in storage and reduced demand. Drilling costs and operating cost decreased during the second half of 2009 and remained relatively low in the first quarter of 2010. In light of the current low price environment, HighMount continued its limited drilling program implemented in the second half of 2009. Reduced drilling activity and low natural gas prices negatively impact production volumes and revenues.

HighMount’s operating expense consists primarily of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. Production expenses represent costs incurred to operate and maintain wells, related equipment and facilities and transportation costs. Production and ad valorem taxes increase or decrease primarily when prices of natural gas and NGLs increase or decrease, but they are also affected by changes in production, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance, and revisions due to changing commodity prices.

As part of the acquisition of exploration and production assets from Dominion Resources, Inc. in July of 2007, HighMount assumed an obligation to deliver specified quantities of natural gas under previously existing Volumetric Production Payment (“VPP”) agreements, which expired in February of 2009. As a result of the expiration of the VPP agreements HighMount recognized additional gas sales volume of 1.5 Bcf and the related production costs during the three months ended March 31, 2010.

Presented below are production and sales statistics related to HighMount’s operations for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31	2010	2009

Gas production (Bcf)	17.6	19.7
Gas sales (Bcf)	16.2	18.1
Oil production/sales (Mbbls)	60.9	102.8
NGL production/sales (Mbbls)	734.4	920.7
Equivalent production (Bcfe)	22.4	25.8
Equivalent sales (Bcfe)	21.0	24.2

Average realized prices without hedging results:
Gas (per Mcf)	$5.22	$4.16
NGL (per Bbl)	43.82	20.67
Oil (per Bbl)	74.19	39.07
Equivalent (per Mcfe)	5.78	4.06

Average realized prices with hedging results:
Gas (per Mcf)	$7.16	$7.68
NGL (per Bbl)	34.43	31.08
Oil (per Bbl)	74.19	39.07
Equivalent (per Mcfe)	6.95	7.08

Average cost per Mcfe:
Production expenses	$1.09	$1.17
Production and ad valorem taxes	0.37	0.46
General and administrative expenses	0.54	0.59
Depletion expense	0.89	1.37

Sale of Assets

On April 30, 2010, HighMount completed the sale of substantially all of its exploration and production assets located in the Antrim Shale in Michigan to a subsidiary of Linn Energy, LLC for approximately $330 million, subject to adjustment. Also in April of 2010, HighMount entered into a definitive agreement with a subsidiary of Walter Energy to sell its exploration and production assets located in the Black Warrior Basin in Alabama for approximately $210 million, subject to adjustment. The Michigan and Alabama properties represent approximately 17% in aggregate of HighMount’s total proved reserves. These sales will not result in a material gain or loss.

Results of Operations

The following table summarizes the results of operations for HighMount for the three months ended March 31, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1.

Three Months Ended March 31	2010	2009
(In millions)

Revenues:
Other revenue, primarily operating	$148	$175
Investment losses	(13)

Total	135	175

Expenses:
Impairment of natural gas and oil properties		1,036
Operating	72	126
Interest	19	19

Total	91	1,181

Income (loss) before income tax	44	(1,006)
Income tax (expense) benefit	(20)	365

Net income (loss) attributable to Loews Corporation	$24	$(641)

Three Months Ended March 31, 2010 Compared to 2009

HighMount’s operating revenues decreased by $27 million to $148 million in the first quarter of 2010, compared to $175 million for the first quarter of 2009. Operating revenues decreased $13 million due to reduced average realized prices, and $13 million due to reduced sales volumes. HighMount sales volumes were 21.0 Bcfe in the first quarter of 2010 compared to 24.2 Bcfe in the first quarter of 2009. This decrease reflects the reduction in HighMount’s drilling activity beginning in 2009, partially offset by the expiration of the VPP agreements in 2009.

In February of 2010, HighMount determined that a portion of the expected underlying transactions related to its hedging activities were no longer probable of occurring and discontinued hedge accounting treatment for a portion of its interest rate cash flow hedges and its commodity price swaps. Results for the three months ended March 31, 2010, include a pretax gain of $9 million for the mark-to-market valuation of these instruments. As a result of the sale of assets, HighMount recognized a pretax loss of $22 million from the reclassification of net derivative losses from AOCI to earnings. Derivative gains and losses not accounted for as hedge transactions are recorded as investment gains (losses) in the Consolidated Condensed Statement of Operations.

HighMount had hedges in place as of March 31, 2010 that cover approximately 75% and 49% of total estimated 2010 and 2011 natural gas equivalent production at a weighted average price of $6.07 and $6.41 per Mcfe.

In the first quarter of 2009, HighMount recorded a non-cash ceiling test impairment charge of $1,036 million ($660 million after tax) related to the carrying value of its natural gas and oil properties. The write-down was the result of declines in commodity prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $1,230 million ($784 million after tax). No such impairment was required during the first quarter of 2010.

Operating expenses primarily consist of production expenses, production and ad valorem taxes, general and administrative costs and DD&A. Operating expenses decreased by $54 million to $72 million for the first quarter of 2010, compared to $126 million for the first quarter of 2009. In 2009, HighMount elected to terminate contracts for five drilling rigs at its Permian Basin properties in the Sonora, Texas area and reduce its 2009 drilling activity. The fee for exercising this early termination right of $23 million was charged to Operating expenses. Operating expenses in 2009 also included a $9 million impairment charge related to a decline in the market value of tubular goods inventory.

Production expenses totaled $23 million during the first quarter of 2010, compared to $28 million in the first quarter of 2009. The decrease in production expenses of $5 million was primarily due to cost cutting efforts, offset partially by the absence of the VPP agreements in 2010. Production expenses on a per unit basis were $1.09 in the first quarter of 2010 compared to $1.17 in 2009. Production and ad valorem taxes were $8 million and $11 million for the three months ended March 31, 2010 and 2009. The decrease of $3 million was due primarily to decreased property taxes. Production and ad valorem taxes were $0.37 per Mcfe in the first quarter of 2010 as compared to $0.46 per Mcfe in 2009. General and administrative expenses declined to $12 million during the first quarter of 2010, compared to $15 million during 2009 primarily due to cost cutting efforts.

DD&A expenses in the first quarter of 2010 declined to $26 million from $40 million in 2009. DD&A expenses included depletion of natural gas and NGL properties of $20 million and $35 million for the three months ended March 31, 2010 and 2009. HighMount’s depletion rate per Mcfe decreased by $0.48 per Mcfe to $0.89 per Mcfe in 2010, compared to $1.37 per Mcfe in 2009 primarily due to impairment of natural gas and oil properties recorded in March of 2009, as well as lower projected future development costs.

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

Boardwalk Pipeline’s ability to market available capacity is impacted by competition from other pipelines, natural gas price volatility, the price differential between receipt and delivery points on its pipeline systems, economic conditions, and numerous other factors beyond Boardwalk Pipeline’s control. Boardwalk Pipeline competes with numerous interstate and intrastate pipelines which directly and indirectly compete with it for renewals of expiring transportation contracts, including several pipeline projects which have recently been placed in service or are in the process of being developed. Additionally, significant new sources of natural gas have recently been identified throughout the United States which have created changes in pricing dynamics between supply basins, pooling points and market areas. As a result of the increase in overall pipeline capacity and the new sources of supply, the price differentials on Boardwalk Pipeline’s pipeline systems have narrowed. Given current market conditions, marketing Boardwalk Pipeline’s available capacity and renewing expiring contracts has become more difficult.

During 2010, firm contracts representing approximately $101 million of annual reservation charges are due to expire. Boardwalk Pipeline has renewed or marketed some of the expiring contracts at lower rates. Through March 31, 2010, approximately 70.0% of the related pipeline capacity has been renewed or resold at rates that are approximately 85.0% of the previously contracted rates.

Expansion and Growth Projects

During the first quarter of 2010, Boardwalk Pipeline placed in service the remaining compression facilities associated with the Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals which increased the peak-day delivery capacities of those projects. With the exception of post-construction activities such as right-of-way restoration, the East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville and Greenville Laterals (“pipeline expansion projects”) are essentially complete.

In 2009, while completing the requirements to operate its pipeline expansion projects at higher than normal operating pressures under special permits issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), Boardwalk Pipeline discovered anomalies in certain pipeline segments on each of the projects. In December of 2009, Boardwalk Pipeline received authority from PHMSA to operate the East Texas Pipeline, Southeast Expansion and Gulf Crossing Project at higher than normal operating pressures. Boardwalk Pipeline continues to seek authority from PHMSA to operate the Fayetteville Lateral at higher than normal operating pressures. If Boardwalk Pipeline is not able to operate the Fayetteville Lateral at higher than normal operating pressures, transportation revenues for that project will not grow as planned as the volume commitments under firm contracts increase. In that event, Boardwalk Pipeline could also incur additional costs for system upgrades to increase capacity to meet contracted volume commitments on that project.

Set forth below is information with respect to the status of Boardwalk Pipeline’s growth projects.

Haynesville Project. The Haynesville Project consists of adding compression to the East Texas Pipeline in Louisiana, which will add approximately 0.6 billion cubic feet (Bcf) per day of peak-day transmission capacity with delivery capabilities from the DeSoto, Louisiana area to the Perryville, Louisiana area. Boardwalk Pipeline has received Federal Energy Regulatory Commission (“FERC”) approval for this expansion, which it anticipates will be in service in late 2010. Customers have contracted for substantially all of the firm capacity on this project at a weighted-average contract life of approximately 12.2 years.

Clarence Compression Project. The Clarence Compression Project, which also targets production from the Haynesville Shale, will add approximately 0.1 Bcf per day of peak-day transmission capacity. This project will receive gas from the Holly Field area in Northwest Louisiana, and deliver to a pipeline interconnect near Olla, Louisiana. Customers have contracted for approximately 0.1 Bcf per day of capacity with a weighted-average contract life of approximately 11.0 years. The compression is expected to be in service in late 2011, subject to FERC approval.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2010	2009
(In millions)

Revenues:
Other revenue, primarily operating	$301	$224

Total	301	224

Expenses:
Operating	176	146
Interest	37	27

Total	213	173

Income before income tax	88	51
Income tax expense	(23)	(15)

Net income	65	36
Amounts attributable to noncontrolling interests	(27)	(14)

Net income attributable to Loews Corporation	$38	$22

Three Months Ended March 31, 2010 Compared to 2009

Total revenues increased $77 million to $301 million for the first quarter of 2010, compared to $224 million for the 2009 period. Gas transportation revenues and fuel retained increased $74 million, primarily due to increased available capacities and throughput from the pipeline expansion projects. Gas storage revenues increased $1 million related to an increase in storage capacity associated with the western Kentucky storage expansion and PAL revenues increased $2 million due to favorable summer to summer natural gas price spreads.

Operating expenses increased $30 million to $176 million for the first quarter of 2010, compared to $146 million for the 2009 period. This increase was primarily driven by a $14 million increase in fuel consumed due to higher throughput from the pipeline expansion projects. There was a $7 million increase in depreciation due to a larger asset base from the pipeline expansion projects. There was a $7 million increase in administrative and general expense due to a legal settlement, increases in outside services and unit-based compensation driven by an increase in the price of Boardwalk Pipeline’s common units. Interest expense increased $10 million in the first quarter of 2010 to $37 million due to higher debt levels in the first quarter of 2010 and lower capitalized interest due to the completion of Boardwalk Pipeline’s pipeline expansion projects.

Net income increased $16 million to $38 million in the first quarter of 2010, compared to $22 million in the first quarter of 2009 due to higher revenues from transportation services primarily from increased capacities on the pipeline expansion projects, partially offset by increased operating expenses primarily related to the pipeline expansion projects and increased interest expense.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2010	2009
(In millions)

Revenues:
Other revenue, primarily operating	$75	$73

Total	75	73

Expenses:
Operating	74	100
Interest	2	2

Total	76	102

Loss before income tax	(1)	(29)
Income tax benefit		11

Net loss attributable to Loews Corporation	$(1)	$(18)

Three Months Ended March 31, 2010 Compared to 2009

Revenues increased by $2 million or 2.7%, and the net loss declined by $17 million to $1 million for the three months ended March 31, 2010 as compared to a net loss of $18 million in the corresponding period of 2009.

Revenues increased in the three months ended March 31, 2010, as compared to the corresponding period of 2009, due to an increase in revenue per available room to $144.65, compared to $137.56 in the prior year. Occupancy rates increased from 62.4% to 65.3% in 2010 as compared to 2009. Average room rates increased by $1.03, or 0.5% in 2010 as compared to 2009.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

During the first quarter of 2009, Loews Hotels wrote down its entire investment in the Loews Lake Las Vegas, resulting in a pretax impairment charge of $27 million recorded in operating expenses.

Corporate and Other

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expense and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2010	2009
(In millions)

Revenues:
Net investment income	$26	$26
Other	(1)

Total	25	26

Expenses:
Operating	11	16
Interest	14	14

Total	25	30

Loss before income tax	-	(4)
Income tax (expense) benefit	(2)	1

Net loss attributable to Loews Corporation	$(2)	$(3)

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2010, net cash provided by operating activities was $364 million as compared with $187 million for the same period in 2009. Cash provided by operating activities was favorably impacted by increased investment income receipts in the first quarter of 2010 as compared with the same period in 2009. Additionally, during the second quarter of 2009 CNA resumed the use of a trading portfolio for income enhancement purposes. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were increased by $99 million related to net activities of trading securities at March 31, 2010.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2010, net cash used by investing activities was $369 million as compared with $150 million for the same period in 2009. Cash flows used by investing activities related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by CNA.

For the three months ended March 31, 2010, net cash used by financing activities was $38 million as compared with $26 million for the same period in 2009. Net cash used by financing activities in 2010 and 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred Stock to Loews.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Diamond Offshore

Cash and investments totaled $957 million at March 31, 2010 compared to $778 million at December 31, 2009. In the first three months of 2010, Diamond Offshore paid cash dividends totaling $279 million, consisting of special cash dividends of $261 million and regular quarterly cash dividends of $18 million. In April of 2010, Diamond Offshore declared a special dividend of $1.375 per share and a regular quarterly dividend of $0.125 per share.

Diamond Offshore’s cash flows from operations are impacted by the ability of its customers to weather the continuing global financial crisis and restrictions in the credit market, as well as the volatility in energy prices. In general, before working for a customer with whom Diamond Offshore has not had a prior business relationship and/or whose financial stability may be uncertain Diamond Offshore performs a credit review on that company. Based on that analysis, Diamond Offshore may require that the customer present a letter of credit, prepay or provide other credit enhancements. If a potential customer is unable to obtain an adequate level of credit, it may preclude Diamond Offshore from doing business with that potential customer. The global financial crisis could also have an impact on existing customers, causing them to fail to meet their obligations to Diamond Offshore or attempt to renegotiate existing contract terms.

Cash provided by operating activities during the first three months of 2010 was $465 million, compared to $407 million in 2009. The increase in cash flows from operations in 2010 is primarily due to a decrease in net cash required to satisfy working capital requirements offset by a decrease in earnings in 2010 compared to 2009. Diamond Offshore’s working capital requirements used $146 million less cash to satisfy its working capital requirements during the first quarter of 2010 compared to 2009. The decrease in cash required to satisfy working capital requirements is primarily due to a decrease in Diamond Offshore’s outstanding accounts receivable balances at March 31, 2010 compared to 2009.

Diamond Offshore has budgeted approximately $435 million on capital expenditures for 2010 associated with its ongoing rig equipment replacement and enhancement programs, equipment required for its long-term international contracts and other corporate requirements. In addition, Diamond Offshore expects to spend approximately $75 million in 2010 towards the commissioning and outfitting for service of the recently acquired Ocean Courage and Ocean Valor. During the first quarter of 2010, Diamond Offshore spent approximately $108 million towards these programs. Diamond Offshore expects to finance its 2010 capital expenditures through the use of its existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

As of March 31, 2010, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $63 million in letters of credit were issued and outstanding under the credit facility.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Diamond Offshore determines the amount of cash required to meet its capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating its ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is the opinion of Diamond Offshore’s management that its operating cash flows and cash reserves will be sufficient to meet both its working capital requirements and its capital commitments over the next twelve months; however, Diamond Offshore will continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

HighMount

At March 31, 2010 and December 31, 2009, cash and investments amounted to $145 million and $83 million. Net cash flows provided by operating activities were $98 million and $95 million in the three months ended March 31, 2010 and 2009. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the three months ended March 31, 2010 and 2009 was $36 million and $113 million. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $27 million and $69 million on capital expenditures for its drilling program in the three months ended March 31, 2010 and 2009. In 2010, HighMount expects to spend approximately $214 million for capital expenditures. HighMount’s 2010 capital budget is expected to be funded by HighMount’s operating cash flows and existing cash balances.

At March 31, 2010, no borrowings were outstanding under HighMount’s revolving credit facility, however, $4 million in letters of credit were issued. The available capacity under the facility is $366 million.

On April 30, 2010, HighMount sold substantially all of the exploration and production assets located in the Antrim Shale in Michigan to a subsidiary of Linn Energy, LLC for approximately $330 million, subject to adjustment. HighMount used the net proceeds of approximately $300 million to reduce the outstanding debt under its term loans. HighMount expects to use net proceeds of approximately $190 million from the sale of its exploration and production assets located in the Black Warrior Basin in Alabama to further reduce outstanding debt under its term loans.

The agreements governing HighMount’s $1.6 billion term loans and revolving credit facility contain financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At March 31, 2010, HighMount was in compliance with all of its covenants under the credit agreement.

Boardwalk Pipeline

At March 31, 2010 and December 31, 2009, cash and investments amounted to $126 million and $50 million. Funds from operations for the three months ended March 31, 2010 amounted to $105 million, compared to $28 million in 2009. For the three months ended March 31, 2010 and 2009, Boardwalk Pipeline’s capital expenditures were $50 million and $302 million. Boardwalk Pipeline expects to fund its remaining 2010 capital expenditures through its operating cash flows.

As of March 31, 2010, Boardwalk Pipeline had $679 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 0.5% and had no letters of credit issued. At March 31, 2010, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility and had available borrowing capacity of $271 million.

Loews Hotels

Cash and investments totaled $41 million at March 31, 2010, as compared to $63 million at December 31, 2009. During the three months ended March 31, 2010, Loews Hotels funded $10 million for a loan guarantee and $10 million related to a development project commitment. Funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at March 31, 2010 totaled $3.4 billion, as compared to $3.0 billion at December 31, 2009. The increase in net cash and investments is primarily due to proceeds of $333 million from the sale of 11.5 million Boardwalk Pipeline common units and $237 million in interest and dividends from our subsidiaries. These cash inflows were partially offset by the purchase of treasury stock for $197 million and $26 million of dividends paid to our shareholders.

As of March 31, 2010, there were 419.7 million shares of Loews common stock outstanding.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the three months ended March 31, 2010, we purchased 5.4 million shares of Loews common stock at an aggregate cost of $197 million. From April 1, 2010 through April 28, 2010, we acquired an additional 1.2 million shares of our common stock for $47 million.

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

INVESTMENTS

Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short term investments, and are carried at fair value. Securities that are considered part of our trading portfolio, short sales and certain derivative instruments are marked to market and reported as Net investment income in the Consolidated Condensed Statements of Income.

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

We do not believe that any of the derivative instruments we use are unusually complex, nor do the use of these instruments, in our opinion, result in a higher degree of risk. Please read Notes 2 “Investments” and 4 “Derivative Financial Instruments”, of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2010	2009
(In millions)

Fixed maturity securities	$510	$475
Short term investments	6	10
Limited partnerships	72	(70)
Equity securities	10	14
Trading portfolio	4
Other	2	3

Gross investment income	604	432
Investment expense	(14)	(12)

Net investment income	$590	$420

Net investment income increased $170 million for the three months ended March 31, 2010 compared with the same period in 2009. The increase was primarily driven by improved results from limited partnership investments. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.

The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.2% for the three months ended March 31, 2010 and 2009.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2010	2009
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies		$(21)
Corporate and other taxable bonds	$35	(173)
States, municipalities and political subdivisions-tax-exempt securities	(3)	37
Asset-backed securities	(5)	(192)
Redeemable preferred stock		(9)

Total fixed maturity securities	27	(358)
Equity securities	3	(216)
Derivative securities		31
Short term investments	3	13
Other	1	(2)

Total realized investment gains (losses)	34	(532)
Income tax (expense) benefit	(12)	187

Net realized investment gains (losses)	22	(345)
Amounts attributable to noncontrolling interests	(3)	35

Net realized investment gains (losses) attributable to Loews Corporation	$19	$(310)

Net realized investment losses improved $329 million for the three months ended March 31, 2010 compared with the same period in 2009 driven by significantly lower other-than-temporary impairment (“OTTI”) losses recognized in earnings. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 90% of which were rated as investment grade (rated BBB- or higher) at March 31, 2010 and December 31, 2009. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s) and Fitch Ratings in that order of preference. If a security is not rated by any of the three, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value:

	March 31, 2010		December 31, 2009

(In millions of dollars)

U.S. Government and Agencies	$3,799	10.1%	$3,705	10.4%
Other AAA rated	5,514	14.6	5,855	16.5
AA and A rated	13,655	36.2	12,464	35.0
BBB rated	10,976	29.1	10,122	28.4
Non-investment grade	3,767	10.0	3,466	9.7

Total	$37,711	100.0%	$35,612	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3,859 million and $3,637 million at March 31, 2010 and December 31, 2009. The following table summarizes the ratings of this portfolio at carrying value.

	March 31, 2010		December 31, 2009
(In millions of dollars)

BB	$1,332	35.4%	$1,352	39.0%
B	1,223	32.5	1,255	36.2
CCC-C	1,082	28.6	761	22.0
D	130	3.5	98	2.8

Total	$3,767	100.0%	$3,466	100.0%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At March 31, 2010, $540 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, 98% was within the tax-exempt bond segment.

At March 31, 2010 and December 31, 2009, approximately 99% of the fixed maturity portfolio was issued by the U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

The carrying value of fixed maturity and equity securities that are either subject to trading restrictions or trade in illiquid private placement markets at March 31, 2010 was $181 million, which represents less than 0.5% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $8 million at March 31, 2010.

The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at March 31, 2010 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	4.0%	3.0%
Due after one year through five years	23.0	13.0
Due after five years through ten years	32.0	33.0
Due after ten years	41.0	51.0

Total	100.0%	100.0%

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

The effective durations of fixed income securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. CNA’s short term investments are net of securities lending collateral and account payable and receivable amounts for securities purchased and sold, but not yet settled.

	March 31, 2010		December 31, 2009
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Segregated investments	$10,830	11.0	$10,376	11.2
Other interest sensitive investments	29,855	4.4	29,665	4.0
Total	$40,685	6.1	$40,041	5.8

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Form 10-K for the year ended December 31, 2009.

Short Term Investments

The carrying value of the components of the short term investment portfolio is presented in the following table:

	March 31, 2010	December 31, 2009
(In millions)

Short term investments available-for-sale:
Commercial paper	$383	$185
U.S. Treasury securities	1,576	3,025
Money market funds	169	179
Other	356	560
Total short term investments	$2,484	$3,949

There was no cash collateral held related to securities lending at March 31, 2010 or December 31, 2009.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type
March 31, 2010	RMBS (a)	CMBS (b)	Other ABS (c)	Total
(In millions)

U.S. government Agencies	$3,536	$34		$3,570
AAA	1,629	284	$610	2,523
AA	249	183	90	522
A	157	121	26	304
BBB	351	91	71	513
Non-investment grade and equity tranches	1,273	16	12	1,301
Total fair value	$7,195	$729	$809	$8,733

Total amortized cost	$7,561	$820	$811	$9,192

Sub-prime (included above)
Fair value	$624			$624
Amortized cost	706			706

Alt-A (included above)
Fair value	$668			$668
Amortized cost	762			762

(a)	Residential mortgage-backed securities (“RMBS”)
(b)	Commercial mortgage-backed securities (“CMBS”)
(c)	Other asset-backed securities (“Other ABS”)

The exposure to sub-prime residential mortgage (“sub-prime”) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 64% were rated investment grade, while 82% of the Alt-A securities were rated investment grade. At March 31, 2010, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $6 million for securities with sub-prime and Alt-A exposure were included in the $28 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Condensed Statements of Operations for the three months ended March 31, 2010. Continued deterioration in the underlying collateral beyond our current expectations may cause us to reconsider and recognize additional OTTI losses in earnings. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

—

conditions in the capital and credit markets, including continuing uncertainty and instability in these markets, as well as the overall economy, and their impact on the returns, types, liquidity and valuation of CNA’s investments;

—	the impact of competitive products, policies and pricing and the competitive environment in which CNA operates, including changes in CNA’s book of business;

—

product and policy availability and demand and market responses, including the level of CNA’s ability to obtain rate increases and decline or non-renew under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

—	development of claims and the impact on loss reserves, including changes in claim settlement policies;

—	the performance of reinsurance companies under reinsurance contracts with CNA;

—

regulatory limitations, impositions and restrictions upon CNA, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies and other financial industry participants under the Emergency Economic Stabilization Act of 2008 recoupment provisions;

—

weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

—

regulatory requirements imposed by coastal state regulators in the wake of hurricanes or other natural disasters, including limitations on the ability to exit markets or to non-renew, cancel or change terms and conditions in policies, as well as mandatory assessments to fund any shortfalls arising from the inability of quasi-governmental insurers to pay claims;

—	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

—

the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to CNA’s ability to contain its terrorism exposure effectively, notwithstanding the extension through December 31, 2014 of the Terrorism Risk Insurance Act of 2002;

—	the occurrence of epidemics;

—

exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, construction defect claims and exposure to liabilities due to claims made by insureds and others relating to lead-based paint and other mass torts;

—

the assertion of “public nuisance” theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs and/or to abate hazards to public health and safety;

—

regulatory limitations and restrictions, including limitations upon CNA’s ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

—

the risks and uncertainties associated with CNA’s loss reserves as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in the MD&A portion of this Report, including the sufficiency of the reserves and the possibility for future increases;

—

the possibility of changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

—

the effects of failures in the financial services industry, as well as irregularities in financial reporting and other corporate governance matters, on the markets for directors and officers, and errors and omissions coverages, as well as on capital and credit markets;

—

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

—	the effectiveness of current initiatives by claims management to reduce the loss and expense ratios through more efficacious claims handling techniques; and

—

conditions in the capital and credit markets that may limit CNA’s ability to raise significant amounts of capital on favorable terms, as well as restrictions on the ability or willingness of the Company to provide additional capital support to CNA.

Risks and uncertainties primarily affecting us and our energy subsidiaries

—

the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including possible write downs of the carrying value of natural gas and NGL properties and impairments of goodwill;

—	costs and timing of rig upgrades;

—	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

—	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

—	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

—	the availability and cost of insurance;

—	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

—	the ability of Boardwalk Pipeline to operate its expansion project pipelines at higher than normal operating pressures;

—	the successful completion, timing, cost, scope and future financial performance of planned expansion projects as well as the financing of such projects;

—	the ability of Boardwalk Pipeline to maintain or replace expiring customer contracts on favorable terms; and

—	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

—	general economic and business conditions;

—

changes in domestic and foreign political, social and economic conditions, including the impact of the global war on terrorism, the war in Iraq, the future outbreak of hostilities and future acts of terrorism;

—

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

—	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

—	the results of financing efforts; by us and our subsidiaries, including any additional investments by us in our subsidiaries;

—	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

—	the closing of any contemplated transactions and agreements;

—	the successful integration, transition and management of acquired businesses;

—	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party; and

—

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2010. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of March 31, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2010 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of March  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2010 - January 31, 2010	1,165,400	$36.69	N/A	N/A

February 1, 2010 - February 28, 2010	1,603,400	$35.30	N/A	N/A

March 1, 2010 - March 31, 2010	2,618,800	$37.32	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS**

XBRL Taxonomy Extension Schema	101.SCH**

XBRL Taxonomy Extension Calculation Linkbase	101.CAL**

XBRL Taxonomy Extension Definition Linkbase	101.DEF**

XBRL Taxonomy Label Linkbase	101.LAB**

XBRL Taxonomy Extension Presentation Linkbase	101.PRE**

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

LOEWS CORPORATION
(Registrant)

Dated: May 4, 2010	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and principal financial officer)