Form 10-Q
period 2010-06-30
LOEWS CORP
filed 2010-08-04
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes	☐	No	☒	Not Applicable	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Class	Outstanding at July 23, 2010
Common stock, $0.01 par value	418,252,199 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,729 and $35,824	$38,897	$35,816
Equity securities, cost of $891 and $943	935	1,007
Limited partnership investments	2,256	1,996
Short term investments	5,622	7,215

Total investments	47,710	46,034
Cash	91	190
Receivables	9,765	10,212
Property, plant and equipment	12,626	13,274
Deferred income taxes	561	627
Goodwill	856	856
Other assets	1,908	1,346
Deferred acquisition costs of insurance subsidiaries	1,095	1,108
Separate account business	447	423

Total assets	$75,059	$74,070

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$25,968	$26,816
Future policy benefits	8,217	7,981
Unearned premiums	3,303	3,274
Policyholders’ funds	172	192

Total insurance reserves	37,660	38,263
Payable to brokers	308	540
Short term debt	247	10
Long term debt	8,809	9,475
Other liabilities	4,861	4,274
Separate account business	447	423

Total liabilities	52,332	52,985

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 425,557,499 and 425,497,522 shares	4	4
Additional paid-in capital	3,749	3,637
Retained earnings	14,426	13,693
Accumulated other comprehensive income (loss)	295	(419)

	18,474	16,915
Less treasury stock, at cost (7,305,300 and 427,200 shares)	(269)	(16)

Total shareholders’ equity	18,205	16,899
Noncontrolling interests	4,522	4,186

Total equity	22,727	21,085

Total liabilities and equity	$75,059	$74,070

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions, except per share data)

Revenues:
Insurance premiums	$1,608	$1,656	$3,223	$3,328
Net investment income	526	735	1,143	1,182
Investment gains (losses):
Other-than-temporary impairment losses	(58)	(484)	(148)	(1,098)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	1	89	31	89

Net impairment losses recognized in earnings	(57)	(395)	(117)	(1,009)
Other net investment gains	68	98	149	181

Total investment gains (losses)	11	(297)	32	(828)
Contract drilling revenues	812	923	1,656	1,779
Other	529	517	1,145	1,096

Total	3,486	3,534	7,199	6,557

Expenses:
Insurance claims and policyholders’ benefits	1,147	1,295	2,455	2,637
Amortization of deferred acquisition costs	345	349	687	698
Contract drilling expenses	349	306	654	600
Impairment of natural gas and oil properties				1,036
Other operating expenses	715	718	1,447	1,494
Interest	127	110	257	204

Total	2,683	2,778	5,500	6,669

Income (loss) before income tax	803	756	1,699	(112)
Income tax (expense) benefit	(262)	(197)	(535)	198

Net income	541	559	1,164	86
Amounts attributable to noncontrolling interests	(175)	(219)	(378)	(393)

Net income (loss) attributable to Loews Corporation	$366	$340	$786	$(307)

Basic net income (loss) per share	$0.88	$0.78	$1.87	$(0.70)

Diluted net income (loss) per share	$0.87	$0.78	$1.87	$(0.70)

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted-average shares outstanding:
Shares of common stock	418.64	435.07	420.69	435.09
Dilutive potential shares of common stock	0.74	0.56	0.79

Total weighted-average shares outstanding assuming dilution	419.38	435.63	421.48	435.09

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Net income	$541	$559	$1,164	$86

Other comprehensive income (loss)
Changes in:
Net unrealized gains (losses) on investments with other- than-temporary impairments	17	(34)	42	(34)
Net other unrealized gains on investments	373	1,492	680	1,891

Total unrealized gains on available-for-sale investments	390	1,458	722	1,857
Unrealized gains (losses) on cash flow hedges	6	(12)	67	3
Foreign currency	16	77	6	70
Pension liability	2	1	4

Other comprehensive income	414	1,524	799	1,930

Comprehensive income	955	2,083	1,963	2,016

Amounts attributable to noncontrolling interests	(219)	(377)	(464)	(600)

Total comprehensive income attributable to Loews Corporation	$736	$1,706	$1,499	$1,416

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Loews Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)
Balance, January 1, 2010	$21,085	$4	$3,637	$13,693	$(419)	$(16)	$4,186
Sale of subsidiary common units	279		83		1		195
Net income	1,164			786			378
Other comprehensive income	799				713		86
Dividends paid	(356)			(53)			(303)
Purchase of Loews treasury stock	(253)					(253)
Issuance of Loews common stock	1		1
Stock-based compensation	11		9				2
Other	(3)		19				(22)

Balance, June 30, 2010	$22,727	$4	$3,749	$14,426	$295	$(269)	$4,522

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2010	2009
(In millions)

Operating Activities:

Net income	$1,164	$86
Adjustments to reconcile net income to net cash provided by operating activities, net	446	1,849
Changes in operating assets and liabilities, net:
Reinsurance receivables	374	424
Other receivables	(40)	(382)
Deferred acquisition costs	13	(20)
Insurance reserves	(437)	(245)
Other liabilities	(27)	(246)
Trading securities	(589)	177
Other, net	(104)	9

Net cash flow operating activities	800	1,652

Investing Activities:

Purchases of fixed maturities	(9,478)	(12,402)
Proceeds from sales of fixed maturities	6,388	11,083
Proceeds from maturities of fixed maturities	1,866	1,723
Purchases of equity securities	(62)	(240)
Proceeds from sales of equity securities	128	441
Purchases of property, plant and equipment	(473)	(1,380)
Sales of property, plant and equipment	591	7
Change in short term investments	1,058	(897)
Other, net	(170)	10

Net cash flow investing activities	$(152)	$(1,655)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2010	2009
(In millions)

Financing Activities:

Dividends paid	$(53)	$(54)
Dividends paid to noncontrolling interests	(303)	(321)
Purchases of treasury shares	(266)	(32)
Purchases of treasury shares by subsidiary		(2)
Issuance of common stock	1	2
Proceeds from sale of subsidiary stock	333
Principal payments on debt	(556)	(260)
Issuance of debt	125	666
Policyholders’ investment contract net deposits (withdrawals)	(6)	(8)
Other, net	(20)	12

Net cash flow financing activities	(745)	3

Effect of foreign exchange rate on cash	(2)	5

Net change in cash	(99)	5
Cash, beginning of period	190	131

Cash, end of period	$91	$136

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009 and the results of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009 and changes in cash flows for the six months ended June 30, 2010 and 2009.

Net income (loss) for the second quarter and first half of each of the years is not necessarily indicative of net income (loss) for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2009 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted earnings per share on the Consolidated Condensed Statements of Operations. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 2.6 and 2.5 million shares were not included in the diluted weighted average shares amount for the three and six months ended June 30, 2010 due to the exercise price being greater than the average stock price. For the three and six months ended June 30, 2009, 3.4 and 5.7 million shares, consisting solely of stock options and SARs, are not included in the diluted weighted average shares amount as their effects are antidilutive.

Sale of Assets – On April 30, 2010, HighMount completed the sale of exploration and production assets located in the Antrim Shale in Michigan and on May 28, 2010, HighMount completed the sale of exploration and production assets located in the Black Warrior Basin in Alabama. These sales did not have a material impact on the Consolidated Condensed Statements of Operations. HighMount used the net proceeds from the sale, of approximately $500 million, to reduce the outstanding debt under its term loans.

On July 7, 2010, Diamond Offshore completed the sale of one of its high performance, premium jack-up drilling rigs, the Ocean Shield, and will recognize a pretax gain of approximately $30 million in the third quarter of 2010.

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

New accounting pronouncements not yet adopted – In March 2010, the FASB issued updated accounting guidance which amends the accounting and reporting requirements related to derivatives to provide clarifying language regarding when embedded credit derivative features, including those in synthetic collateralized debt and loan obligations, are considered embedded derivatives subject to potential bifurcation. The updated accounting guidance is effective for the first quarter beginning after June 15, 2010. The adoption of this updated accounting guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

2. Investments

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Net investment income consisted of:

Fixed maturity securities	$519	$487	$1,029	$962
Short term investments	7	13	14	24
Limited partnerships	7	159	87	89
Equity securities	9	14	19	28
Income (loss) from trading portfolio	(5)	72	16	98
Other	2	1	5	4

Total investment income	539	746	1,170	1,205
Investment expenses	(13)	(11)	(27)	(23)

Net investment income	$526	$735	$1,143	$1,182

Investment gains (losses) are as follows:

Fixed maturity securities	$66	$(392)	$93	$(750)
Equity securities	(28)	64	(25)	(152)
Derivative instruments	(18)	33	(31)	64
Short term investments	1	(5)	4	9
Other	(10)	3	(9)	1

Investment gains (losses) (a)	$11	$(297)	$32	$(828)

(a)	Includes gross realized gains of $133, $173, $235 and $281 and gross realized losses of $95, $501, $167 and $1,183 on available-for-sale securities for the three and six months ended June 30, 2010 and 2009.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Fixed maturity securities available-for-sale:
Asset-backed securities:
Residential mortgage-backed securities	$11	$119	$37	$268
Commercial mortgage-backed securities		165	2	181
Other asset-backed securities	2		2	31

Total asset-backed securities	13	284	41	480
States, municipalities and political subdivisions securities	6	15	20	15
Corporate and other bonds	24	94	42	284
Redeemable preferred stock				9

Total fixed maturities available-for-sale	43	393	103	788

Equity securities available-for-sale:
Common stock	5	1	5	4
Preferred stock	9	1	9	217

Total equity securities available-for-sale	14	2	14	221

Net OTTI losses recognized in earnings	$57	$395	$117	$1,009

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

The amortized cost and fair values of securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Unrealized OTTI Losses
June 30, 2010			Less Than 12 Months	12 Months or Greater
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$146	$19			$165
Asset-backed securities:
Residential mortgage-backed securities	6,527	133	$11	$326	6,323	$252
Commercial mortgage-backed securities	1,052	18	2	77	991
Other asset-backed securities	733	17		17	733

Total asset-backed securities	8,312	168	13	420	8,047	252
States, municipalities and political subdivisions securities	7,617	274	20	292	7,579
Foreign government securities	577	15	1		591
Corporate and other bonds	19,705	1,591	46	123	21,127	26
Redeemable preferred stock	48	4		1	51

Fixed maturities available- for-sale	36,405	2,071	80	836	37,560	278
Fixed maturities, trading	1,324	28	2	13	1,337

Total fixed maturities	37,729	2,099	82	849	38,897	278

Equity securities:
Common stock	77	12	1		88
Preferred stock	463	42	2	42	461

Equity securities available-for-sale	540	54	3	42	549
Equity securities, trading	351	86	21	30	386

Total equity securities	891	140	24	72	935

Total	$38,620	$2,239	$106	$921	$39,832	$278

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Unrealized OTTI Losses
December 31, 2009			Less Than 12 Months	12 Months or Greater
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$184	$16	$1		$199
Asset-backed securities:
Residential mortgage-backed securities	7,470	72	43	$561	6,938	$246
Commercial mortgage-backed securities	709	10	1	134	584	3
Other asset-backed securities	858	14	1	39	832

Total asset-backed securities	9,037	96	45	734	8,354	249
States, municipalities and political subdivisions securities	7,280	203	30	329	7,124
Foreign government securities	467	14	1	1	479
Corporate and other bonds	18,410	1,107	44	244	19,229	26
Redeemable preferred stock	51	4		1	54

Fixed maturities available- for-sale	35,429	1,440	121	1,309	35,439	275
Fixed maturities, trading	395	3		21	377

Total fixed maturities	35,824	1,443	121	1,330	35,816	275

Equity securities:
Common stock	61	14	1	1	73
Preferred stock	572	40		41	571

Equity securities available-for-sale	633	54	1	42	644	—
Equity securities, trading	310	109	10	46	363

Total equity securities	943	163	11	88	1,007	—

Total	$36,767	$1,606	$132	$1,418	$36,823	$275

The amount of pretax net unrealized gains on available-for-sale securities reclassified out of Accumulated other comprehensive income (“AOCI”) into earnings was $39 million and $71 million for the three and six months ended June 30, 2010. The amount of pretax net unrealized losses on available-for-sale securities reclassified out of AOCI into earnings was $328 million for the three months ended June 30, 2009.

Activity for the three and six months ended June 30, 2010 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at June 30, 2010 was as follows:

	Three Months Ended June 30 , 2010	Six Months Ended June 30, 2010
(In millions)

Beginning balance of credit losses on fixed maturity securities	$171	$164

Additional credit losses for which an OTTI loss was previously recognized	11	22
Credit losses for which an OTTI loss was not previously recognized	3	8
Reductions for securities sold during the period	(14)	(23)

Ending balance of credit losses on fixed maturity securities	$171	$171

Activity for the three months ended June 30, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at June 30, 2009 was as follows:

Three Months Ended June 30, 2009
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

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the June 30, 2010 summary of fixed maturity and equity securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.

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

Asset-Backed Securities

The fair value of total asset-backed holdings at June 30, 2010 was $8,047 million which was comprised of 2,134 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 175 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

Residential mortgage-backed securities include 232 structured securities in a gross unrealized loss position. In addition, there were 34 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 10.4% of amortized cost.

Commercial mortgage-backed securities include 42 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 12.7% of amortized cost. Other asset-backed securities include 19 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 8.8% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

June 30, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government Agencies	$47	$42	$5
AAA	1,697	1,571	126
AA	411	371	40
A	324	270	54
BBB	342	311	31
Non-investment grade and equity tranches	1,245	1,068	177

Total	$4,066	$3,633	$433

The Company believes the unrealized losses are primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads, and are not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of amortized cost and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2010.

States, Municipalities and Political Subdivisions Securities

The holdings in this portfolio consist of both tax-exempt and taxable special revenue and assessment bonds, representing 72.7% of the overall portfolio, followed by general obligation political subdivision bonds at 18.7% and state general obligation bonds at 8.6%.

The unrealized losses on the Company’s investments in this portfolio are due to market conditions in certain sectors or states that continued to lag behind the broader municipal market performance. Yields for certain issuers and types of securities, such as zero coupon bonds, auction rate securities and tobacco securitizations, continue to be higher than historical norms relative to after tax returns on other fixed income alternatives. The holdings for all securities in this category include 240 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 12.4% of amortized cost.

The states, municipalities and political subdivisions securities in a gross unrealized loss position by ratings distribution are as follows:

June 30, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

AAA	$868	$819	$49
AA	708	588	120
A	438	416	22
BBB	481	362	119
Non-investment grade	22	20	2

Total	$2,517	$2,205	$312

The largest exposures at June 30, 2010 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $110 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $85 million. All of these securities are rated investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2010.

Corporate and Other Bonds

The holdings in this category include 278 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was 5.7% of amortized cost.

The corporate and other bonds in a gross unrealized loss position by ratings distribution are as follows:

June 30, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Ratings distribution:
AAA	$36	$33	$3
AA	149	148	1
A	745	714	31
BBB	1,243	1,153	90
Non-investment grade	761	717	44

Total	$2,934	$2,765	$169

The unrealized losses on corporate and other bonds, primarily in the financial sector of the portfolio, are attributable to the lingering impacts of the U.S. and European financial crisis over the past several years. Overall conditions in the corporate bond market have generally continued to improve during 2010, resulting in improvement in the Company’s unrealized position. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2010.

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The data in the table above includes financial industry sector hybrid debt securities with an aggregate fair value of $496 million and an aggregate amortized cost of $561 million.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2010 and December 31, 2009. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	June 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$2,096	$2,056	$1,240	$1,219
Due after one year through five years	11,391	11,817	10,046	10,244
Due after five years through ten years	9,107	9,424	10,647	10,539
Due after ten years	13,811	14,263	13,496	13,437

Total	$36,405	$37,560	$35,429	$35,439

Investment Commitments

As of June 30, 2010, the Company had committed approximately $237 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of June 30, 2010, the Company had commitments to purchase $256 million and sell $104 million of such investments.

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

The Company attempts to establish fair value as an exit price in an orderly transaction consistent with normal settlement market conventions. The Company is responsible for the valuation process and seeks to obtain quoted market prices for all securities. When quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates, including discounted cash flow models, prices from recently executed transactions of similar securities or broker/dealer quotes, utilizing market observable information to the extent possible. In conjunction with modeling activities, the Company may use external data as inputs. The modeled inputs are consistent with observable market information, when available, or with the Company’s assumptions as to what market participants would use to value the securities. The Company also uses pricing services as a significant source of data. The Company monitors all the pricing inputs to determine if the markets from which the data is gathered are active. As further validation of the Company’s valuation process, the Company samples past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.

The fair values of CNA’s life settlement contracts investments are included in Other assets. Equity options purchased are included in Equity Securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

June 30, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$96	$69		$165
Asset-backed securities:
Residential mortgage-backed securities		5,664	$659	6,323
Commercial mortgage-backed securities		896	95	991
Other asset-backed securities		427	306	733

Total asset-backed securities	—	6,987	1,060	8,047
States, municipalities and political subdivisions securities		7,040	539	7,579
Foreign government securities	92	499		591
Corporate and other bonds		20,409	718	21,127
Redeemable preferred stock	3	47	1	51

Fixed maturities available-for-sale	191	35,051	2,318	37,560
Fixed maturities, trading	1,037	109	191	1,337

Total fixed maturities	$1,228	$35,160	$2,509	$38,897

Equity securities available-for-sale	$415	$130	$4	$549
Equity securities, trading	386			386

Total equity securities	$801	$130	$4	$935

Short term investments	$4,193	$1,408	$21	$5,622
Receivables		83	13	96
Life settlement contracts			134	134
Separate account business	32	378	37	447
Payable to brokers	(88)	(97)	(9)	(194)
Discontinued operations investments, included in Other assets	8	124		132

December 31, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$145	$54		$199
Asset-backed securities:
Residential mortgage-backed securities		6,309	$629	6,938
Commercial mortgage-backed securities		461	123	584
Other asset-backed securities		484	348	832

Total asset-backed securities	—	7,254	1,100	8,354
States, municipalities and political subdivisions securities		6,368	756	7,124
Foreign government securities	139	340		479
Corporate and other bonds		18,620	609	19,229
Redeemable preferred stock	3	49	2	54

Fixed maturities available-for-sale	287	32,685	2,467	35,439
Fixed maturities, trading	102	78	197	377

Total fixed maturities	$389	$32,763	$2,664	$35,816

Equity securities available-for-sale	$503	$130	$11	$644
Equity securities, trading	363			363

Total equity securities	$866	$130	$11	$1,007

Short term investments	$6,818	$397		$7,215
Receivables		53	$2	55
Life settlement contracts			130	130
Separate account business	43	342	38	423
Payable to brokers	(87)	(135)	(50)	(272)
Discontinued operations investments, included in Other liabilities	19	106	16	141

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 and 2009:

	Balance, April 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2010		Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$679	$2	$3	$13		$(38)	$659
Commercial mortgage- backed securities	112		2	11		(30)	95
Other asset-backed securities	368		1	(18)		(45)	306	$(2)

Total asset-backed securities	1,159	2	6	6		(113)	1,060	(2)
States, municipalities and political subdivisions securities	737		4	(202)			539
Corporate and other bonds	680	7	9	57	$14	(49)	718	(3)
Redeemable preferred stock	4	6	(2)	(7)			1

Fixed maturities available-for-sale	2,580	15	17	(146)	14	(162)	2,318	(5)
Fixed maturities, trading	216	2		(27)			191	1

Total fixed maturities	$2,796	$17	$17	$(173)	$14	$(162)	$2,509	$(4)

Equity securities available-for-sale	$8	$(1)		$(1)		$(2)	$4	$(1)
Short term investments	1			20			21
Life settlement contracts	131	7		(4)			134	5
Separate account business	40			(3)			37
Discontinued operations investments	15					(15)	—
Derivative financial instruments, net	(27)	(7)	$28	10			4

2009		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30
	Balance, April 1	Included in Net Income (Loss)	Included in OCI

(In millions)
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$743	$(6)	$35	$(25)	$71	$(10)	$808	$(5)
Commercial mortgage- backed securities	158	(155)	155	(9)	26		175	(155)
Other asset-backed securities	252		10	(2)		(119)	141

Total asset-backed securities	1,153	(161)	200	(36)	97	(129)	1,124	(160)
States, municipalities and political subdivisions securities	784		18	(17)			785
Corporate and other bonds	809		47	(137)	16	(5)	730	(1)
Redeemable preferred stock	19					(18)	1

Fixed maturities available-for-sale	2,765	(161)	265	(190)	113	(152)	2,640	(161)
Fixed maturities, trading	213	6		6	4		229	4

Total fixed maturities	$2,978	$(155)	$265	$(184)	$117	$(152)	$2,869	$(157)

Equity securities available-for-sale	$210		$(1)				$209
Life settlement contracts	127	$5		$(6)			126
Separate account business	38		3	(3)			38
Discontinued operations investments	13		1	(1)			13
Derivative financial instruments, net	(58)	17	(2)	36			(7)	$(11)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009:

2010	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
		Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$629	$(8)	$29	$55		$(46)	$659	$(10)
Commercial mortgage- backed securities	123	(1)	(2)	6	$7	(38)	95	(1)
Other asset-backed securities	348	4	22	(23)		(45)	306	(2)

Total asset-backed securities	1,100	(5)	49	38	7	(129)	1,060	(13)
States, municipalities and political subdivisions securities	756		6	(223)			539
Corporate and other bonds	609	9	38	112	23	(73)	718	(4)
Redeemable preferred stock	2	6		(7)			1

Fixed maturities available-for-sale	2,467	10	93	(80)	30	(202)	2,318	(17)
Fixed maturities, trading	197	8		(14)			191	7

Total fixed maturities	$2,664	$18	$93	$(94)	$30	$(202)	$2,509	$(10)

Equity securities available-for-sale	$11	$(1)		$(1)	$2	$(7)	$4	$(1)
Short term investments	—			20	1		21
Life settlement contracts	130	17		(13)			134	7
Separate account business	38			(1)			37
Discontinued operations investments	16		$1	(2)		(15)	—
Derivative financial instruments, net	(48)	(15)	42	25			4

2009		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements				Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at June 30
	Balance, January 1	Included in Net Income (Loss)	Included in OCI		Transfers into Level 3	Transfers out of Level 3	Balance, June 30

(In millions)
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(23)	$36	$(48)	$71	$(10)	$808	$(12)
Commercial mortgage- backed securities	186	(165)	142	(14)	26		175	(165)
Other asset-backed securities	139	(30)	40	(42)	153	(119)	141	(31)

Total asset-backed securities	1,107	(218)	218	(104)	250	(129)	1,124	(208)
States, municipalities and political subdivisions securities	750		55	(20)			785
Foreign government securities	6					(6)
Corporate and other bonds	616	(5)	46	67	18	(12)	730	(7)
Redeemable preferred stock	13	(9)	8	7		(18)	1	(9)

Fixed maturities available-for-sale	2,492	(232)	327	(50)	268	(165)	2,640	(224)
Fixed maturities, trading	218	9		(2)	4		229	4

Total fixed maturities	$2,710	$(223)	$327	$(52)	$272	$(165)	$2,869	$(220)

Equity securities available-for-sale	$210		$(1)				$209
Life settlement contracts	129	$16		$(19)			126	$2
Separate account business	38		4	(4)			38
Discontinued operations investments	15			(2)			13
Derivative financial instruments, net	(72)	35	(12)	42			(7)	(15)

Net realized and unrealized gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

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

Fixed Maturity Securities

Level 1 securities include highly liquid government bonds within the U.S. Treasury securities category and securities issued by foreign governments for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Securities within Level 2 include certain corporate bonds, states, municipalities and political subdivisions securities, foreign provincial and local government bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Level 2 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. These securities include certain corporate bonds, asset-backed securities, states, municipalities and political subdivisions securities and redeemable preferred stock. Within corporate bonds and states, municipalities and political subdivisions securities, Level 3 securities also include tax-exempt and taxable auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities include equity securities that are priced using internal models with inputs that are not market observable.

Derivative Financial Instruments

Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, commodity swaps, credit default swaps, equity warrants and options are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In millions)

Financial liabilities:
Premium deposits and annuity contracts	$101	$103	$105	$106
Short term debt	247	247	10	10
Long term debt	8,809	9,086	9,475	9,574

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

The tables below summarize open CDS contracts where the Company sold credit protection as of June 30, 2010 and December 31, 2009. The fair value of the contracts represents the amounts that the Company would receive at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.

June 30, 2010	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity
(In millions)

B-rated	$1	$8	2.6

Total	$1	$8	2.6

December 31, 2009

B-rated		$8	3.1

Total	$—	$8	3.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Condensed Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of collateral provided by the Company was $41 million at June 30, 2010 and $7 million at December 31, 2009 and primarily consisted of cash and U.S. Treasury Bills. The fair value of cash collateral received from counterparties was $1 million at June 30, 2010 and December 31, 2009.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio reviewed quarterly. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $99 million at June 30, 2010. HighMount was not required to post any collateral under the governing agreements. At June 30, 2010, HighMount was in compliance with all of its covenants under the derivatives agreements.

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

	June 30, 2010			December 31, 2009

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,095		$(92)	$1,600		$(135)
Commodities:
Forwards – short	575	$91	(6)	715	$50	(39)
Foreign exchange:
Currency forwards – short	119		(4)	114	3
Other				13	2

Without hedge designation

Equity markets:
Options – purchased	164	34		242	45
Options – written	232		(14)	282		(9)
Equity warrants	5

Interest rate risk:
Options on government securities – short	635		(13)
Interest rate swaps	5			9
Credit default swaps – purchased protection	35		(3)	116		(11)
Credit default swaps – sold protection	8	1		8
Futures – long	610
Futures – short	2,839			132
Commodities:
Forwards – long	11	1
Forwards – short	18	4
Other	5			2

Total	$6,356	$131	$(132)	$3,233	$100	$(194)

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $610 million and $714 million in notional value while derivative termination activity totaled approximately $626 million and $775 million during the three and six months ended June 30, 2010. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities. During the three and six months ended June 30, 2009, new derivative transactions entered into totaled approximately $4.4 billion and $10.5 billion in notional value while derivative termination activity totaled approximately $5.3 billion and $11.4 billion. This activity was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Included in Net investment income:

Equity risk:
Equity options – purchased	$10	$(18)	$(3)	$(20)
Equity options – written	(1)	25	5	30
Futures – long	(4)	11	(3)	11
Futures – short	1		(3)
Foreign exchange:
Currency forwards – long	(2)	2	(2)	(6)
Currency forwards – short	(1)		(1)	7
Currency options – short	(4)		(2)
Interest rate risk:
Credit default swaps – purchased protection		3		12
Credit default swaps – sold protection		(2)		(8)
Options on government securities – short		3		14
Futures – long	(21)		(18)	5
Futures – short	(3)
Other	(1)	(4)	(2)	(5)

	(26)	20	(29)	40

Included in Investment gains (losses):

Equity options – written		4		15
Interest rate risk:
Interest rate swaps	(18)	38	(44)	59
Credit default swaps – purchased protection		(26)		(35)
Credit default swaps – sold protection		8		2
Futures – short		9		23
Commodity forwards – short			13

	(18)	33	(31)	64

Included in Other revenues:

Currency options – short		9		9

Total	$(44)	$62	$(60)	$113

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of June 30, 2010, approximately 91.0 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. The effective portion of these commodity hedges is reclassified from AOCI into earnings when the anticipated transaction affects earnings. Approximately 35% of these derivatives have settlement dates in 2010 and 50% have settlement dates in 2011. As of June 30, 2010, the estimated amount of net unrealized gains associated with commodity contracts that will be reclassified into earnings during the next twelve months was $64 million. However, these amounts are likely to vary materially as a result of changes in market conditions. Diamond Offshore uses foreign currency forward exchange contracts to reduce exposure to foreign currency losses on future foreign currency expenditures. The effective portion of these hedges is reclassified from AOCI into earnings when the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. As of June 30,

2010, the estimated amount of net unrealized losses associated with these contracts that will be reclassified into earnings over the next twelve months was $4 million. The Company also uses interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. As of June 30, 2010, the estimated amount of net unrealized losses associated with interest rate swaps that will be reclassified into earnings during the next twelve months was $51 million. However, this is likely to vary as a result of changes in the LIBOR rate. For the three and six months ended June 30, 2010 and 2009, the net amounts recognized due to ineffectiveness were less than $1 million.

In the first quarter of 2010, HighMount determined that a portion of the expected underlying transactions related to its hedging activities were no longer probable of occurring and discontinued hedge accounting treatment for a portion of its interest rate cash flow hedges and its commodity price swaps. HighMount entered into definitive sales agreements for exploration and production assets in the Antrim Shale in Michigan in March 2010 and Black Warrior Basin in Alabama in April 2010. As a result, HighMount recognized losses of $14 million and $36 million in Investment gains (losses) in the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2010, reflecting the reclassification of net derivative losses from AOCI to earnings. These amounts are reflected in the table below.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into Income (loss) for derivatives designated as cash flow hedges and for the de-designated hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Amount of gain (loss) recognized in OCI

Commodities	$13	$11	$117	$103
Foreign exchange	(5)	6	(5)	6
Interest rate	(12)	13	(34)	4

Total	$(4)	$30	$78	$113

Amount of gain (loss) reclassified from AOCI into income (loss)

Commodities	$18	$65	$48	$139
Foreign exchange	(1)		1
Interest rate	(33)	(17)	(79)	(31)

Total	$(16)	$48	$(30)	$108

Location of gain (loss) reclassified from AOCI into income (loss):

Type of cash flow hedge	Consolidated Condensed Statements of Operations line items

Commodities	Other revenues and Investment gains (losses)
Foreign exchange	Contract drilling expenses
Interest rate	Interest and Investment gains (losses)

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. Short sales of equity securities resulted in proceeds of $64 million and $66 million with fair value liabilities of $61 million and $78 million at June 30, 2010 and December 31, 2009. These positions are marked to market and investment gains or losses are included in Net investment income in the Consolidated Condensed Statements of Operations.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $48 million and $88 million for the three and six months ended June 30, 2010 for events occurring in those periods. Catastrophe losses in 2010 related primarily to wind, thunderstorms and winter storms. CNA reported catastrophe losses, net of reinsurance, of $43 million and $56 million for the three and six months ended June 30, 2009 for events occurring in those periods. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of the Company’s Asbestos and Environmental Pollution (“A&E”) reserves.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims.

The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves managed by its centralized A&E claims group.

	June 30, 2010		December 31, 2009
	Asbestos	Environmental Pollution	Asbestos	Environmental Pollution
(In millions)

Gross reserves	$1,937	$412	$2,046	$482
Ceded reserves	(875)	(174)	(909)	(196)

Net reserves	$1,062	$238	$1,137	$286

In connection with the pending transaction related to A&E reinsurance discussed in Note 11, CNA is also ceding A&E liabilities reflected by the carried reserves of certain assumed reinsurance run-off books of business not managed by the centralized A&E claims group. As of December 31, 2009 there were approximately $68 million of net A&E claim and claim adjustment expense reserves within these assumed reinsurance run-off books of business. Additionally, CNA had approximately $90 million of net undiscounted A&E reserves within its discontinued operations, which are included in Other liabilities on the Consolidated Condensed Balance Sheets on a discounted basis of $61 million. The A&E liabilities in the table above along with these A&E liabilities will be ceded under the pending A&E reinsurance transaction.

Asbestos

The table below provides a reconciliation between CNA’s beginning and ending net reserves for asbestos.

Six months ended June 30	2010	2009
(In millions)

Beginning net reserves	$1,137	$1,202
Paid claims, net of reinsurance recoveries	(75)	(89)

Ending net reserves	$1,062	$1,113

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

Certain asbestos claim litigation in which CNA is currently engaged is described below:

A.P. Green: In February 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval in August 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion in September 2007 recommending confirmation of that plan. In July 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal was argued in May 2009. On June 15, 2010, the Court of Appeals entered an order to list the case for rehearing. No date has been set for rehearing.

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

Environmental Pollution

The table below provides a reconciliation between CNA’s beginning and ending net reserves for environmental pollution.

Six months ended June 30	2010	2009
(In millions)

Beginning net reserves	$286	$262
Paid claims, net of reinsurance recoveries	(48)	(22)

Ending net reserves	$238	$240

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other Insurance. Favorable net prior year development of $17 million and $26 million was recorded in the Life & Group Non-Core segment for the three and six months ended June 30, 2010. Development in 2010 included favorable reserve development of $24 million arising from a commutation of an assumed reinsurance agreement in the first quarter of 2010. For the three and six months ended June 30, 2009 for the Life & Group Non-Core segment, favorable net prior year development of $5 million and unfavorable net prior year development $6 million was recorded.

Three Month Comparison

Three Months Ended June 30, 2010	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(125)	$(175)	$1	$(299)
Pretax (favorable) unfavorable premium development	1	35	(2)	34

Total pretax favorable net prior year development	$(124)	$(140)	$(1)	$(265)

Three Months Ended June 30, 2009	CNA Specialty	CNA Commercial	Other Insurance	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(35)	$(85)	$4	$(116)
Pretax (favorable) unfavorable premium development	2	56	(2)	56

Total pretax (favorable) unfavorable net prior year development	$(33)	$(29)	$2	$(60)

2010 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to professional liability coverages as further discussed below.

Approximately $51 million of favorable claim and allocated claim adjustment expense reserve development was recorded for medical professional liability coverages due to favorable incurred emergence, primarily in accident years 2007 and prior.

Favorable claim and allocated claim adjustment expense reserve development of approximately $33 million was recorded for financial institutions and life agents coverages due to reduced frequency of large claims and favorable ceded recoveries, primarily in accident years 2007 and prior. Favorable development of $18 million was recorded in architects and engineers coverages due to favorable incurred emergence and claims closing favorable to expectations, primarily in accident years 2007 and prior.

CNA Commercial

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in property, auto and international coverages as further discussed below.

Approximately $98 million of favorable claim and allocated claim adjustment expense reserve development was recorded for property coverages. Favorable development of $53 million was recorded in catastrophe coverages due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable claim and allocated claim adjustment expense reserve development of approximately $45 million was recorded for non-catastrophe related property coverages, primarily due to decreased severity in accident years 2009 and prior.

Approximately $61 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to decreased frequency and severity trends in commercial auto coverages in accident years 2009 and prior.

Approximately $35 million of favorable claim and allocated claim adjustment expense reserve development was recorded in international commercial coverages. Approximately $21 million of favorable development was recorded due to decreased frequency across several lines within an affiliate, primarily in accident years 2008 and prior. The remaining favorable development was primarily due to a commutation within CNA’s European operations book of renewable energy business.

Approximately $32 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased claim frequency in a portion of our primary casualty surplus lines book in accident years 2008 and 2009.

Approximately $35 million of unfavorable premium development was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

2009 Net Prior Year Development

CNA Specialty

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

CNA Commercial

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

Six Month Comparison

Six Months Ended June 30, 2010	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(150)	$(203)	$3	$(350)
Pretax (favorable) unfavorable premium development	(3)	56	(3)	50

Total pretax favorable net prior year development	$(153)	$(147)	$—	$(300)

Six Months Ended June 30, 2009

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(64)	$(127)	$5	$(186)
Pretax (favorable) unfavorable premium development	(3)	76	(3)	70

Total pretax (favorable) unfavorable net prior year development	$(67)	$(51)	$2	$(116)

2010 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to professional liability coverages as discussed below.

Approximately $52 million of favorable claim and allocated claim adjustment expense reserve development was recorded for medical professional liability coverages primarily due to favorable incurred emergence, primarily in accident years 2007 and prior.

Favorable claim and allocated claim adjustment expense reserve development of approximately $68 million was recorded for financial institutions, commercial governance and life agents coverages due to reduced frequency of large claims and favorable ceded recoveries, primarily in accident years 2007 and prior. Favorable development of $28 million was recorded in architects and engineers coverages due to favorable incurred emergence and claims closing favorable to expectations, primarily in accident years 2007 and prior. This favorability was partially offset by unfavorable development of approximately $28 million in employee practices liability driven by higher unemployment, primarily in accident years 2008 and 2009.

CNA Commercial

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in property, auto and international casualty coverages as discussed below.

Approximately $116 million of favorable claim and allocated claim adjustment expense reserve development was recorded for property coverages. Favorable development of $53 million was recorded in catastrophe coverages due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable claim and allocated claim adjustment expense reserve development of approximately $63 million was recorded for non-catastrophe related property coverages, primarily due to decreased severity in accident years 2009 and prior.

Approximately $61 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to decreased frequency and severity trends in commercial auto coverages in accident years 2009 and prior.

Approximately $47 million of favorable claim and allocated claim adjustment expense reserve development was recorded in international commercial coverages. Approximately $25 million of favorable development was recorded due to decreased frequency across several lines within an affiliate, primarily in accident years 2008 and prior. The remaining favorable development was primarily due to a commutation within the European affiliate’s book of renewable energy business.

Approximately $32 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased claim frequency in a portion of our primary casualty surplus lines book in accident years 2008 and 2009.

Approximately $56 million of unfavorable premium development was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

2009 Net Prior Year Development

CNA Specialty

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

CNA Commercial

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

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Service cost	$7	$6	$13	$13
Interest cost	41	43	83	86
Expected return on plan assets	(44)	(39)	(88)	(78)
Amortization of unrecognized net loss	7	7	14	14

Net periodic benefit cost	$11	$17	$22	$35

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Service cost			$1	$1
Interest cost	$3	$3	6	6
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized net loss	1		2	1
Amortization of unrecognized prior service benefit	(6)	(6)	(12)	(12)
Regulatory asset decrease	2	2	3	3

Net periodic benefit cost	$(1)	$(2)	$(2)	$(3)

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

Diamond Offshore’s business primarily consists of operating 47 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On June 30, 2010, Diamond Offshore’s drilling rigs were located offshore twelve countries in addition to the United States. On July 7, 2010, Diamond Offshore completed the sale of one of its high performance, premium jack-up drilling rigs, the Ocean Shield.

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. In the second quarter of 2010, HighMount sold its exploration and production assets located in the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. The Michigan and Alabama properties represented approximately 17%, in aggregate, of HighMount’s total proved reserves.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and investment gains (losses) are allocated based on each segment’s carried insurance reserves, as adjusted.

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$875	$787	$1,741	$1,477
CNA Commercial	981	954	2,054	1,790
Life and Group Non-Core	321	329	641	453
Other Insurance	56	26	112	14

Total CNA Financial	2,233	2,096	4,548	3,734
Diamond Offshore	823	957	1,685	1,843
HighMount	105	147	253	322
Boardwalk Pipeline	256	201	557	425
Loews Hotels	81	73	156	146
Corporate and other	(12)	60		87

Total	$3,486	$3,534	$7,199	$6,557

Income (loss) before income tax and noncontrolling interest (a):

CNA Financial:
CNA Specialty	$302	$147	$518	$202
CNA Commercial	187	55	350	(32)
Life and Group Non-Core	(45)	(42)	(66)	(282)
Other Insurance	5	(27)	7	(87)

Total CNA Financial	449	133	809	(199)
Diamond Offshore	320	520	725	971
HighMount	18	46	75	(960)
Boardwalk Pipeline	53	18	141	69
Loews Hotels	6	6	5	(23)
Corporate and other	(43)	33	(56)	30

Total	$803	$756	$1,699	$(112)

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$170	$84	$293	$119
CNA Commercial	100	41	200	(3)
Life and Group Non-Core	(17)	(15)	(20)	(146)
Other Insurance	6	(11)	11	(41)

Total CNA Financial	259	99	484	(71)
Diamond Offshore	104	181	240	344
HighMount	5	29	37	(612)
Boardwalk Pipeline	21	8	59	30
Loews Hotels	4	3	3	(15)
Corporate and other	(27)	20	(37)	17

Total	$366	$340	$786	$(307)

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interest and Net income (loss) - Loews are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues and Income (loss) before income tax and noncontrolling interest:

CNA Financial:
CNA Specialty	$32	$(83)	$45	$(192)
CNA Commercial	(13)	(183)	8	(369)
Life & Group Non-Core	(1)	13	(5)	(177)
Other Insurance	11	(44)	15	(91)

Total CNA Financial	29	(297)	63	(829)
Corporate and other	(18)		(31)	1

Total	$11	$(297)	$32	$(828)

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$19	$(51)	$27	$(114)
CNA Commercial	(12)	(110)		(218)
Life & Group Non-Core		8	(4)	(103)
Other Insurance	5	(25)	8	(53)

Total CNA Financial	12	(178)	31	(488)
Corporate and other	(11)		(19)

Total	$1	$(178)	$12	$(488)

8. Legal Proceedings

In August 2005, CNA and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal. Oral argument was held in April 2009, and the Court took the matter under advisement. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

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

9. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $819 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2010, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

10. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2010 and December 31, 2009, and consolidating statements of operations information for the six months ended June 30, 2010 and 2009. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

June 30, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$43,213	$768	$107	$83	$34	$3,505		$47,710
Cash	72	8	3	2	2	4		91
Receivables	8,792	694	122	28	37	195	$(103)	9,765
Property, plant and equipment	289	4,308	1,306	6,332	355	36		12,626
Deferred income taxes	879		568				(886)	561
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						16,143	(16,143)	—
Other assets	747	730	20	370	27	14		1,908
Deferred acquisition costs of insurance subsidiaries	1,095							1,095
Separate account business	447							447

Total assets	$55,620	$6,528	$2,710	$6,978	$458	$19,897	$(17,132)	$75,059

Liabilities and Equity:

Insurance reserves	$37,660							$37,660
Payable to brokers	93	$4	$113			$98		308
Short term debt					$72	175		247
Long term debt	2,254	1,487	1,100	$3,226	150	692	$(100)	8,809
Deferred income taxes		550		371	46	469	(1,436)	—
Other liabilities	2,815	805	90	399	11	194	547	4,861
Separate account business	447							447

Total liabilities	43,269	2,846	1,303	3,996	279	1,628	(989)	52,332

Total shareholders’ equity	10,772	1,869	1,407	1,852	179	18,269	(16,143)	18,205
Noncontrolling interests	1,579	1,813		1,130				4,522

Total equity	12,351	3,682	1,407	2,982	179	18,269	(16,143)	22,727

Total liabilities and equity	$55,620	$6,528	$2,710	$6,978	$458	$19,897	$(17,132)	$75,059

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:
Investments	$41,996	$739	$80	$46	$61	$3,112		$46,034
Cash	140	39	3	4	2	2		190
Receivables	9,104	794	97	110	27	202	$(122)	10,212
Property, plant and equipment	304	4,442	1,778	6,348	362	40		13,274
Deferred income taxes	1,368		636				(1,377)	627
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,276	(15,276)	—
Other assets	712	220	47	343	19	5		1,346
Deferred acquisition costs of insurance subsidiaries	1,108							1,108
Separate account business	423							423

Total assets	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Liabilities and Equity:

Insurance reserves	$38,263							$38,263
Payable to brokers	253		$196			$91		540
Short term debt		$4			$6			10
Long term debt	2,303	1,487	1,600	$3,100	218	867	$(100)	9,475
Deferred income taxes		539		369	38	431	(1,377)	—
Other liabilities	2,889	560	112	416	38	281	(22)	4,274
Separate account business	423							423

Total liabilities	44,131	2,590	1,908	3,885	300	1,670	(1,499)	52,985

Total shareholders’ equity	9,674	1,864	1,317	2,179	174	16,967	(15,276)	16,899
Noncontrolling interests	1,436	1,800		950				4,186

Total equity	11,110	3,664	1,317	3,129	174	16,967	(15,276)	21,085

Total liabilities and equity	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Loews Corporation

Consolidating Statement of Operations Information

Six Months Ended June 30, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,223							$3,223
Net investment income	1,111	$2				$30		1,143
Intercompany interest and dividends						435	$(435)	—
Investment gains (losses)	63		$(31)					32
Contract drilling revenues		1,656						1,656
Other	151	27	253	$557	$156	1		1,145

Total	4,548	1,685	222	557	156	466	(435)	7,199

Expenses:

Insurance claims and policyholders’ benefits	2,455							2,455
Amortization of deferred acquisition costs	687							687
Contract drilling expenses		654						654
Other operating expenses	524	262	141	341	146	33		1,447
Interest	73	44	37	75	5	27	(4)	257

Total	3,739	960	178	416	151	60	(4)	5,500

Income (loss) before income tax	809	725	44	141	5	406	(431)	1,699
Income tax (expense) benefit	(249)	(229)	(26)	(36)	(2)	7		(535)

Net income (loss)	560	496	18	105	3	413	(431)	1,164
Amounts attributable to noncontrolling interests	(76)	(256)		(46)				(378)

Net income (loss) attributable to Loews Corporation	$484	$240	$18	$59	$3	$413	$(431)	$786

Loews Corporation

Consolidating Statement of Operations Information

Six Months Ended June 30, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,328							$3,328
Net investment income	1,095	$2				$85		1,182
Intercompany interest and dividends						471	$(471)	—
Investment gains (losses)	(829)	1						(828)
Contract drilling revenues		1,779						1,779
Other	140	62	$322	$425	$146	1		1,096

Total	3,734	1,844	322	425	146	557	(471)	6,557

Expenses:

Insurance claims and policyholders’ benefits	2,637							2,637
Amortization of deferred acquisition costs	698							698
Contract drilling expenses		600						600
Impairment of natural gas and oil properties			1,036					1,036
Other operating expenses	537	260	207	296	164	30		1,494
Interest	61	12	39	60	5	27		204

Total	3,933	872	1,282	356	169	57		6,669

Income (loss) before income tax	(199)	972	(960)	69	(23)	500	(471)	(112)
Income tax (expense) benefit	137	(263)	348	(20)	8	(12)		198

Net income (loss)	(62)	709	(612)	49	(15)	488	(471)	86
Amounts attributable to noncontrolling interests	(9)	(365)		(19)				(393)

Net income (loss) attributable to Loews Corporation	$(71)	$344	$(612)	$30	$(15)	$488	$(471)	$(307)

11. Subsequent Event

On July 14, 2010, CNA entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which CNA’s legacy A&E liabilities will be ceded to NICO.

Under the terms of the transaction, effective January 1, 2010 CNA will cede approximately $1.6 billion of net A&E liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The aggregate reinsurance limit will also cover credit risk on existing third party reinsurance related to these liabilities.

CNA will pay to NICO a reinsurance premium of $2.0 billion and also transfer to NICO the right to collect billed third party reinsurance receivables with a net book value of approximately $200 million. To secure its obligations, NICO will deposit $2.2 billion in a collateral trust for the benefit of CNA. In addition, Berkshire Hathaway Inc. will guarantee the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement.

NICO will assume responsibility for claims handling and collection from third party reinsurers related to CNA’s A&E claims.

The closing of this transaction is subject to the receipt of required regulatory approvals and the satisfaction of other closing conditions. The closing is expected to occur in the third quarter of 2010 at which time the Company expects to recognize a loss of approximately $340 million, after tax and noncontrolling interest.

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

Page No.

Overview	47
Consolidated Financial Results	48
Parent Company Structure	48
Critical Accounting Estimates	48
Results of Operations by Business Segment	49
CNA Financial	49
CNA Specialty	51
CNA Commercial	52
Life & Group Non-Core	54
Other Insurance	55
Diamond Offshore	56
HighMount	60
Boardwalk Pipeline	63
Loews Hotels	65
Corporate and Other	66
Liquidity and Capital Resources	66
CNA Financial	66
Diamond Offshore	67
HighMount	68
Boardwalk Pipeline	68
Loews Hotels	68
Corporate and Other	68
Investments	69
Accounting Standards Update	73
Forward-Looking Statements	73

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

—	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

—	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 66% owned subsidiary); and

—	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for the second quarter of 2010 amounted to $366 million, or $0.87 per share, compared to net income of $340 million, or $0.78 per share, in the 2009 second quarter. Net income for the six months ended June 30, 2010 was $786 million, or $1.87 per share compared to a net loss of $307 million, or $0.70 per share, in the prior year period.

Income before investment gains (losses) for the 2010 second quarter was $365 million compared to $518 million in the 2009 second quarter. The decrease of $153 million primarily reflects lower net investment income at CNA due to reduced limited partnership income, partially offset by favorable prior year development; decreased earnings at Diamond Offshore reflecting lower dayrates and utilization; and less favorable results from the Company’s trading portfolio.

Net income included net investment gains of $1 million (after tax and noncontrolling interest) in the second quarter of 2010 compared to net investment losses of $178 million in the comparable prior year period. Net investment gains in the second quarter of 2010 were driven by net trading activity and significantly lower other-than-temporary impairment (“OTTI”) losses at CNA of $33 million (after tax and noncontrolling interest) in 2010 compared to $231 million in the comparable prior year period.

In the first six months of 2010, income before investment gains (losses) improved over the comparable prior year period due to the absence of a non-cash impairment charge of $1.0 billion ($660 million after tax) related to the carrying value of HighMount’s natural gas and oil properties included in the prior year period. This charge reflected declines in commodity prices. Excluding the prior year charge, results for the first six months of 2010 were lower due to the reasons discussed in the three months comparison above.

Net income improved in 2010 and included net investment gains of $12 million (after tax and noncontrolling interest) in the first six months of 2010 compared to net investment losses of $488 million in the comparable prior year period. Net investment gains in the first six months of 2010 reflected OTTI losses at CNA of $68 million (after tax and noncontrolling interest) compared to $590 million in the comparable prior year period.

Book value per share increased to $43.53 at June 30, 2010, compared to $41.80 at March 31, 2010 and $39.76 at December 31, 2009.

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
(In millions)

Revenues:
Insurance premiums	$1,608	$1,656	$3,223	$3,328
Net investment income	521	675	1,111	1,095
Investment gains (losses)	29	(297)	63	(829)
Other revenue	75	62	151	140

Total	2,233	2,096	4,548	3,734

Expenses:
Insurance claims and policyholder benefits	1,147	1,295	2,455	2,637
Amortization of deferred acquisition costs	345	349	687	698
Other operating	255	289	524	537
Interest	37	30	73	61

Total	1,784	1,963	3,739	3,933

Income (loss) before income tax	449	133	809	(199)
Income tax (expense) benefit	(146)	(12)	(249)	137

Net income (loss)	303	121	560	(62)
Amounts attributable to noncontrolling interests	(44)	(22)	(76)	(9)

Net income (loss) attributable to Loews Corporation	$259	$99	$484	$(71)

Three Months Ended June 30, 2010 Compared to 2009

Net income improved $160 million for the three months ended June 30, 2010 as compared to the same period in 2009. This improvement was driven by significantly improved net investment gains of $326 million ($190 million after tax and noncontrolling interest) partially offset by decreased net investment income of $154 million. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Favorable net prior year development of $265 million and $60 million was recorded for the three months ended June 30, 2010 and 2009. Further information on net prior year development for the three months ended June 30, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1. Net earned premiums decreased $48 million for the three months ended June 30, 2010 as compared with the same period in 2009, driven by a $40 million decrease in CNA Commercial. See the CNA Segment Results section of this MD&A for further discussion.

Six Months Ended June 30, 2010 Compared to 2009

Net results improved $555 million for the six months ended June 30, 2010 as compared to the same period in 2009. This improvement was driven by significantly improved net investment gains of $892 million ($522 million after tax and noncontrolling interest). See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Favorable net prior year development of $300 million and $116 million was recorded for the six months ended June 30, 2010 and 2009. Further information on net prior year development for the six months ended June 30, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1. Net earned premiums decreased $105 million for the six months ended June 30, 2010 as compared with the same period in 2009, driven by an $87 million decrease in CNA Commercial. See the CNA Segment Results section of this MD&A for further discussion.

CNA has commenced a program to significantly transform its IT organization and delivery model. CNA anticipates that the total costs for this program will be approximately $41 million, of which $29 million was incurred through the second quarter of 2010. When the results of this program are fully operational, CNA anticipates annual savings based on its current level of IT spending. A significant portion of the annual savings is anticipated to be achieved in 2011 with full annual savings in 2012. Some or all of these estimated savings may be invested in IT or other enhancements necessary to support CNA’s business strategies.

Loss Portfolio Transfer Reinsurance Agreement

On July 14, 2010, CNA entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which CNA’s legacy asbestos and environmental pollution (“A&E”) liabilities will be ceded to NICO. Under the terms of the transaction, effective January 1, 2010 CNA will cede approximately $1.6 billion of net A&E liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. CNA will pay to NICO a reinsurance premium of $2.0 billion and also transfer to NICO the right to collect billed third party reinsurance receivables with a net book value of approximately $200 million. To secure its obligations, NICO will deposit $2.2 billion in a collateral trust for CNA’s benefit. In addition, Berkshire Hathaway Inc. will guarantee the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. The closing is subject to regulatory approvals and closing conditions, and is expected to occur in the third quarter of 2010 at which time the Company expects to recognize a loss of approximately $340 million, after tax and noncontrolling interest.

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

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions, except %)

Net written premiums	$647	$655	$1,303	$1,327
Net earned premiums	665	668	1,319	1,327
Net investment income	125	157	272	242
Net operating income	151	135	266	233
Net realized investment gains (losses)	19	(51)	27	(114)
Net income	170	84	293	119

Ratios:
Loss and loss adjustment expense	48.2%	60.4%	54.8%	60.2%
Expense	30.3	29.0	30.6	28.9
Dividend	0.5	0.4	0.3	0.4

Combined	79.0%	89.8%	85.7%	89.5%

Three Months Ended June 30, 2010 Compared to 2009

Net written premiums for CNA Specialty decreased $8 million for the three months ended June 30, 2010 as compared with the same period in 2009. The decrease in net written premiums was driven by our architects & engineers and CNA HealthPro lines of business, as current economic and competitive market conditions have led to decreased insured exposures and lower rates. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $3 million as compared with the same period in 2009, consistent with the trend of lower net written premiums.

CNA Specialty’s average rate decreased 2% for the three months ended June 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 85% and 84% were achieved for those policies that were available for renewal in each period.

Net income improved $86 million for the three months ended June 30, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income improved $16 million for the three months ended June 30, 2010 as compared with the same period in 2009. This improvement was primarily due to increased favorable net prior year development, partially offset by lower net investment income and increased expenses.

The combined ratio improved 10.8 points for the three months ended June 30, 2010 as compared with the same period in 2009. The loss ratio improved 12.2 points primarily due to 13.5 points of increased favorable net prior year development. The expense ratio increased 1.3 points, primarily related to higher underwriting expenses and higher commission rates.

Favorable net prior year development of $124 million was recorded for the three months ended June 30, 2010, compared to favorable net prior year development of $33 million for the same period in 2009. Further information on CNA Specialty’s net prior year development for the three months ended June 30, 2010 and 2009 is included in Note 5 of the Condensed Consolidated Financial Statements included under Item 1.

Six Months Ended June 30, 2010 Compared to 2009

Net written premiums for CNA Specialty decreased $24 million and net earned premiums decreased $8 million for the six months ended June 30, 2010 as compared to the same period in 2009, due primarily to the same reasons discussed above in the three month comparison.

CNA Specialty’s average rate decreased 2% for the six months ended June 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 87% and 85% were achieved for those policies that were available for renewal in each period.

Net income improved $174 million for the six months ended June 30, 2010 as compared with the same period in 2009. This improvement was due primarily to the same reasons discussed above in the three month comparison.

Net operating income improved $33 million for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to increased favorable net prior year development and increased net investment income, partially offset by increased expenses.

The combined ratio improved 3.8 points for the six months ended June 30, 2010 as compared with the same period in 2009. The loss ratio improved 5.4 points primarily due to 6.4 points of increased favorable net prior year development. The expense ratio increased 1.7 points primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the CNA Consolidated section of this MD&A for further discussion of IT Transformation costs.

Favorable net prior year development of $153 million was recorded for the six months ended June 30, 2010 compared to favorable net prior year development of $67 million for the same period in 2009. Further information on CNA Specialty’s net prior year development for the six months ended June 30, 2010 and 2009 is included in Note 5 of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	June 30, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$2,329	$2,208
Gross IBNR Reserves	4,587	4,714

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,916	$6,922

Net Case Reserves	$1,918	$1,781
Net IBNR Reserves	3,990	4,085

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,908	$5,866

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions, except %)

Net written premiums	$838	$940	$1,667	$1,860
Net earned premiums	797	837	1,613	1,700
Net investment income	181	283	399	427
Net operating income	112	151	200	215
Net realized investment losses	(12)	(110)		(218)
Net income (loss)	100	41	200	(3)

Ratios:
Loss and loss adjustment expense	60.7%	71.2%	67.4%	71.2%
Expense	36.7	33.6	36.1	33.6
Dividend	0.8	(0.2)	0.4	0.1

Combined	98.2%	104.6%	103.9%	104.9%

Three Months Ended June 30, 2010 Compared to 2009

Net written premiums for CNA Commercial decreased $102 million for the three months ended June 30, 2010 as compared with the same period in 2009. Premiums written were unfavorably impacted by decreased insured exposures and decreased new business as a result of competitive market conditions. Current economic conditions have led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $40 million for the three months ended June 30, 2010 as compared with the same period in 2009, consistent with the trend of lower net written premiums.

CNA Commercial’s average rate increased 2% for the three months ended June 30, 2010, as compared to flat rates for the three months ended June 30, 2009 for policies that renewed in each period. Retention rates of 79% and 80% were achieved for those policies that were available for renewal in each period.

Net income improved $59 million for the three months ended June 30, 2010 as compared with the same period in 2009. This improvement was due to improved net realized investment results, partially offset by lower net operating income. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

Net operating income decreased $39 million for the three months ended June 30, 2010 as compared with the same period in 2009. This decrease was primarily driven by significantly lower net investment income and decreased current accident year underwriting results, partially offset by increased favorable net prior year development.

The combined ratio improved 6.4 points for the three months ended June 30, 2010 as compared with the same period in 2009. The loss ratio improved 10.5 points, primarily due to 13.5 points of increased favorable net prior year development, partially offset by increased catastrophe losses and the impact of a higher current accident year non-catastrophe loss ratio. Catastrophe losses were $45 million, or 5.7 points of the loss ratio, for the three months ended June 30, 2010, as compared to $40 million, or 4.8 points of the loss ratio, for the same period in 2009.

The expense ratio increased 3.1 points for the three months ended June 30, 2010 as compared with the same period in 2009, primarily related to higher underwriting expenses and the lower net earned premium base.

The dividend ratio increased 1.0 point for the three months ended June 30, 2010 as compared with the same period in 2009. The dividend ratio for the three months ended June 30, 2009 was impacted by favorable dividend development related to workers’ compensation coverages.

Favorable net prior year development of $140 million was recorded for the three months ended June 30, 2010, compared to favorable net prior year development of $29 million for the same period in 2009. Further information on CNA Commercial net prior year development for the three months ended June 30, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2010 Compared to 2009

Net written premiums for CNA Commercial decreased $193 million and net earned premiums decreased $87 million for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to the same reasons discussed above in the three month comparison.

CNA Commercial’s average rate increased 1% for the six months ended June 30, 2010, as compared to a decrease of 1% for the six months ended June 30, 2009 for policies that renewed in each period. Retention rates of 79% and 82% were achieved for those policies that were available for renewal in each period.

Net results improved $203 million for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to the same reasons discussed above in the three month comparison.

Net operating income decreased $15 million for the six months ended June 30, 2010 as compared with the same period in 2009. This decrease was primarily driven by decreased current accident year underwriting results, including higher catastrophe losses, and lower net investment income. These unfavorable items were partially offset by increased favorable net prior year development.

The combined ratio improved 1.0 point for the six months ended June 30, 2010 as compared with the same period in 2009. The loss ratio improved 3.8 points, primarily due to 6.1 points of increased favorable net prior year development, partially offset by increased catastrophe losses and the impact of a higher current accident year non-catastrophe loss ratio. Catastrophe losses were $83 million, or 5.2 points of the loss ratio, for the six months ended June 30, 2010, as compared to $52 million, or 3.1 points of the loss ratio, for the same period in 2009.

The expense ratio increased 2.5 points for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to the reasons discussed above in the three month comparison. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the CNA Consolidated section of this MD&A for further discussion of IT Transformation costs.

Favorable net prior year development of $147 million was recorded for the six months ended June 30, 2010, compared to favorable net prior year development of $51 million for the same period in 2009. Further information on CNA Commercial net prior year development for the six months ended June 30, 2010 and 2009 is included in Note 5 of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	June 30, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$6,462	$6,510
Gross IBNR Reserves	6,113	6,495

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,575	$13,005

Net Case Reserves	$5,255	$5,269
Net IBNR Reserves	5,274	5,580

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,529	$10,849

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Net earned premiums	$146	$148	$291	$298
Net investment income	174	168	349	327
Net operating loss	(17)	(23)	(16)	(43)
Net realized investment gains (losses)		8	(4)	(103)
Net loss	(17)	(15)	(20)	(146)

Three Months Ended June 30, 2010 Compared to 2009

Net earned premiums for Life & Group Non-Core decreased $2 million for the three months ended June 30, 2010 as compared with the same period in 2009. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss increased $2 million for the three months ended June 30, 2010 as compared with the same period in 2009. This was primarily due to less favorable performance on our pension deposit business and decreased net realized investment results, largely offset by the favorable period over period impact of a $25 million after tax and noncontrolling legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment. See the Investments section of this MD&A for further discussion of net realized investment results.

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA recorded an additional pretax liability in Policyholders’ funds during 2008 based on the results of the investments supporting this business at that time. During the second quarter of 2009, CNA decreased this pretax liability by $31 million based on improved results from these investments. During the second quarter of 2010, CNA decreased this pretax liability by an additional $6 million based on the results from these investments.

Six Months Ended June 30, 2010 Compared to 2009

Net earned premiums for Life & Group Non-Core decreased $7 million for the six months ended June 30, 2010 as compared with the same period in 2009.

Net loss decreased $126 million for the six months ended June 30, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net realized investment results. In addition, the favorable period over period impact of the 2009 legal accrual as discussed above in the three month comparison and the impact of favorable reserve development arising from a commutation of an assumed reinsurance agreement also contributed to the improvement. Partially offsetting these favorable impacts were unfavorable results in CNA’s long term care business.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Net investment income	$41	$67	$91	$100
Net operating income	1	14	3	12
Net realized investment gains (losses)	5	(25)	8	(53)
Net income (loss)	6	(11)	11	(41)

Three Months Ended June 30, 2010 Compared to 2009

Net results improved $17 million for the three months ended June 30, 2010 as compared with the same period in 2009 primarily due to improved net realized investment results, partially offset by lower net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Favorable net prior year development of $1 million was recorded for the three months ended June 30, 2010, compared to unfavorable net prior year development of $2 million for the same period of 2009. Further information on Other Insurance net prior year development for the three months ended June 30, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2010 Compared to 2009

Net results improved $52 million for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to improved net realized investment results, partially offset by higher interest expense and lower net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

There was no net prior year development recorded for the six months ended June 30, 2010. Unfavorable net prior year development of $2 million was recorded for the same period of 2009. Further information on Other Insurance net prior year development for the six months ended June 30, 2010 and 2009 is included in Note 5 of the Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for the Other Insurance segment:

	June 30, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$1,497	$1,548
Gross IBNR Reserves	2,246	2,458

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,743	$4,006

Net Case Reserves	$967	$972
Net IBNR Reserves	1,347	1,515

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,314	$2,487

Diamond Offshore

Recent Developments

On April 20, 2010, the Macondo well being drilled by BP plc in the U.S. Gulf of Mexico (“GOM”), experienced a blowout and immediately began flowing oil into the GOM. Efforts to permanently plug and abandon the well and contain the spill are ongoing at the time of this report.

In the aftermath of this event, on May 30, 2010, the U.S. government imposed a moratorium on certain drilling activities in water deeper than 500 feet in the GOM and subsequently implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. On June 22, 2010, the U.S. District Court for the Eastern District of Louisiana granted a temporary injunction which immediately prohibited enforcement of the moratorium. The U.S. government appealed the ruling and the District Court’s decision and requested that the U.S. Court of Appeals for the Fifth Circuit stay the injunction pending appeal. The Fifth Circuit denied the government’s stay motion. While the appeal is pending, the government has rescinded the moratorium and ordered a new suspension through November 30, 2010, subject to modifications by the government under certain circumstances, of drilling activities using subsea blowout preventers (“BOPs”), or surface BOPs on floating facilities. Further proceedings with respect to the moratorium and the new suspension are pending. Diamond Offshore currently has six rigs (three floaters and three jack-ups) under contract in the GOM.

The practical effects in the GOM of the uncertainty caused by the drilling moratorium and the suspension have been a freeze on nearly all floater activity and, given a dramatically slower permitting process, a reduction of jack-up activity. It has been reported that the industry currently has 32 floating rigs in the GOM that have been impacted by the suspension, of which Diamond Offshore has three semisubmersible rigs under contract. All three of these rigs have subsea BOPs. Two other of Diamond Offshore’s semisubmersible rigs, the Ocean Confidence and the Ocean Endeavor, formerly working in the GOM, are mobilizing to international locations. Diamond Offshore is working towards compliance with the various new regulations put in place since May 30, 2010. However, the overall regulatory environment in the GOM remains very fluid, with frequent changes. Diamond Offshore is not able to predict the outcome of the various legal proceedings, whether enforcement of the moratorium will be permanently enjoined, whether the suspension will remain in place, or whether the government will seek to implement additional restrictions on or prohibitions of drilling activities in the GOM; and Diamond Offshore is not able to predict the impact of these events on its operations.

Given the continuing uncertainty with respect to drilling activity in the GOM, Diamond Offshore’s customers may seek to move rigs to locations outside of the GOM, perform activities which are allowed under the enhanced safety requirements and not prohibited by the moratorium or the suspension, or attempt to terminate the contracts pursuant to their respective force majeure provisions. These agreements generally provide for a force majeure dayrate that extends for a specified period of time and varies from contract to contract. Several customers have either asserted force majeure, including with respect to the Ocean Monarch, or indicated that they may assert force majeure under their relevant contracts. Diamond Offshore is assessing each situation on an individual basis as it arises.

In an effort to preserve its contract revenue backlog, Diamond Offshore has reached agreements with two of its customers to mobilize two of its high-specification floaters to international locations. The Ocean Endeavor is mobilizing to Egypt under a term contract ending June 30, 2011, plus an option period. This new contract for the Ocean Endeavor will help Diamond Offshore preserve backlog, and will allow the previous operator of the rig to satisfy certain contractual obligations. The new contract, combined with a $31 million early termination fee paid by the previous operator of the rig, is expected to generate combined maximum total revenue of approximately $100 million.

The Ocean Confidence is mobilizing to the Republic of Congo under a restructured term agreement with the current operator. Under the agreement, the original contract in the GOM has been suspended and restructured into a one-year commitment in the GOM that is expected to recommence when Diamond Offshore’s customer is satisfied that it can obtain the necessary permits and can meet any new regulatory requirements. The new international contract is a three-well commitment, plus an option for additional work, and includes an obligation for the customer to mobilize the rig to and from the Republic of Congo. The remaining one-year GOM commitment and new international commitment are expected to generate combined maximum total revenue of approximately $234 million.

Diamond Offshore is continuing to actively seek international opportunities to keep its rigs employed. However, Diamond Offshore can provide no assurance that it will be successful in its efforts to employ the remaining impacted rigs in the GOM in the near term or that the force majeure assertions will ultimately be resolved in its favor.

In addition, given the uncertainty with respect to drilling activity in the GOM, Diamond Offshore elected to cold stack its intermediate rig Ocean Voyager when it rolled off contract in June 2010.

Maximum contract revenue as stated above assumes 100% rig utilization. Generally, rig utilization rates approach 95%-98% during contracted periods; however, utilization rates can be adversely impacted by additional downtime due to unscheduled repairs, maintenance and weather.

Outside the GOM, the global economy remained relatively flat in the second quarter of 2010, with oil prices averaging in the mid $70s. Dayrates Diamond Offshore receives for new contracts are no longer at the peak levels achieved at the height of the most recent up-cycle. Given the unpredictable economic environment, the demand for Diamond Offshore’s services and the dayrates it is able to command could soften further. This volatility and uncertainty is being further exacerbated by the uncertainty in the GOM. If Diamond Offshore, or others, move rigs out of the GOM to international locations, the increased supply of available rigs entering the international market, coupled with un-contracted new-build rigs scheduled for delivery this year and next, could create downward pressure on dayrates unless demand improves sufficiently to absorb the new supply.

In addition to the contracts for the Ocean Endeavor and Ocean Confidence discussed above, Diamond Offshore signed six new contracts during the second quarter of 2010 totaling approximately $137 million in backlog and ranging in length from one well to one year. At the end of the second quarter of 2010, Diamond Offshore’s contract backlog was approximately $8.2 billion, of which its contracts in the GOM represented approximately $795 million, or 10% of its total contract backlog.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of July 22, 2010 and February 1, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 22, 2010	February 1, 2010
(In millions)

High specification floaters (a)	$4,705	$4,177
Intermediate semisubmersible rigs (b)	3,322	4,030
Jack-ups (c)	139	249

Total	$8,166	$8,456

(a)	Contract drilling backlog as of July 22, 2010 for Diamond Offshore’s high specification floaters includes (i) $3.1 billion attributable to contracted operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2016, and (ii) $724 million attributable to contracted operations in the GOM for the remainder of 2010 and for the years 2011 to 2013.
(b)	Contract drilling backlog as of July 22, 2010 for Diamond Offshore’s intermediate semisubmersible rigs includes (i) $2.6 billion attributable to contracted operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2015, and (ii) $64 million attributable to contracted operations in the GOM for the remainder of 2010 and for the year 2011.
(c)	Contract drilling backlog as of July 22, 2010 for Diamond Offshore’s jack-ups includes (i) $49 million attributable to contracted operations offshore Brazil for the remainder of 2010 and for the year 2011, and (ii) $7 million attributable to contracted operations in the GOM for the remainder of 2010.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of July 22, 2010.

Year Ended December 31	Total	2010 (a)	2011	2012	2013 - 2016
(In millions)

High specification floaters (b)	$4,705	$855	$1,619	$914	$1,317
Intermediate semisubmersible rigs (c)	3,322	723	996	860	743
Jack-ups (d)	139	70	69

Total	$8,166	$1,648	$2,684	$1,774	$2,060

(a)	Represents a six-month period beginning July 1, 2010.
(b)	Contract drilling backlog as of July 22, 2010 for Diamond Offshore’s high specification floaters includes (i) $392 million, $803 million and $667 million for the remainder of 2010 and for the years 2011 and 2012 and $1.3 billion in the aggregate for the years 2013 to 2016, attributable to contracted operations offshore Brazil, and (ii) $123 million, $386 million, $183 million and $32 million for the remainder of 2010 and for the years 2011, 2012 and 2013, attributable to contracted operations in the GOM.
(c)	Contract drilling backlog as of July 22, 2010 for Diamond Offshore’s intermediate semisubmersible rigs includes (i) $371 million, $764 million and $732 million for the remainder of 2010 and for the years 2011 and 2012, and $687 million in the aggregate for the years 2013 to 2016, attributable to contracted operations offshore Brazil, and (ii) $28 million and $36 million for the remainder of 2010 and for the year 2011, attributable to contracted operations in the GOM.
(d)	Contract drilling backlog as of July 22, 2010 for Diamond Offshore’s jack-ups includes (i) $4 million and $45 million for the remainder of 2010 and for the year 2011 attributable to contracted operations offshore Brazil, and (ii) $7 million for the remainder of 2010 attributable to contracted operations in the GOM.

The following table reflects the percentage of rig days committed by year as of July 22, 2010. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year).

Year Ended December 31	2010 (a) (b)	2011 (b)	2012	2013 - 2016

High specification floaters	96%	80%	47%	18%
Intermediate semisubmersible rigs	80%	55%	44%	10%
Jack-ups	33%	11%

(a)	Represents a six month period beginning July 1, 2010.
(b)	Includes approximately 647 and 410 scheduled shipyard, survey and mobilization days for 2010 and 2011.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Revenues:
Contract drilling	$812	$923	$1,656	$1,779
Net investment income	1	1	2	2
Investment gains				1
Other revenue	10	33	27	62

Total	823	957	1,685	1,844

Expenses:
Contract drilling	349	306	654	600
Other operating	132	120	262	260
Interest	22	11	44	12

Total	503	437	960	872

Income before income tax	320	520	725	972
Income tax expense	(104)	(147)	(229)	(263)

Net income	216	373	496	709
Amounts attributable to noncontrolling interests	(112)	(192)	(256)	(365)

Net income attributable to Loews Corporation	$104	$181	$240	$344

Three Months Ended June 30, 2010 Compared to 2009

During the second quarter of 2010, the relatively flat global economy continued to impact Diamond Offshore’s industry despite an improvement in oil prices from the comparable period in the prior year. Although Diamond Offshore’s contracted revenue backlog enabled it to partially mitigate the impact of these market conditions, operating revenues decreased $111 million, or 12%, to $812 million for the second quarter of 2010, as compared to $923 million in the corresponding period in 2009. The decrease in revenue was primarily related to a decrease in dayrates, combined with an overall decrease in average utilization from 80% during the second quarter of 2009 to 76% for the second quarter of 2010.

Revenues from intermediate semisubmersible and jack-up rigs decreased $117 million for the three months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to decreased dayrates of $63 million and decreased utilization of $49 million. Revenues were unfavorably impacted by a decrease in the recognition of mobilization fees of $5 million.

Revenues from high specification floaters increased $6 million to $340 million for the three months ended June 30, 2010, as compared to $334 million in the corresponding period of the prior year. The increase primarily reflects increased utilization of $20 million and increased mobilization fees of $8 million, partially offset by decreased dayrates of $22 million.

Net income decreased $77 million, or 43% for the three months ended June 30, 2010, as compared to the corresponding period of the prior year, mainly due to decreased revenue as noted above. Contract drilling expense increased $43 million, to $349 million for the second quarter of 2010, compared to $306 million for the comparable period in 2009. This increase is primarily due to higher amortized mobilization expenses and higher operating costs due to more of Diamond Offshore’s rigs exiting the GOM to operate internationally, where the operating cost structure is generally higher than that of the GOM. Depreciation expense increased $15 million during the second quarter of 2010, compared to the same period in 2009 due to a higher depreciable asset base, including the 2009 acquisitions of the Ocean Courage and Ocean Valor. Interest expense increased $11 million in the second quarter of 2010, compared to the same period in 2009, due to additional expense related to the issuance of 5.9% senior notes in May of 2009 and 5.7% senior notes in October of 2009.

Six Months Ended June 30, 2010 Compared to 2009

Throughout the first half of 2010, the weak global economy continued to impact Diamond Offshore’s industry despite an improvement in oil prices from the comparable period in the prior year. Although Diamond Offshore’s contracted revenue backlog enabled it to partially mitigate the impact of these market conditions, operating revenues decreased $123 million, or 7%, for the six months ended June 30, 2010, as compared to the corresponding period in 2009. The decrease in revenue was primarily related to a decrease in dayrates, combined with an overall decrease in average utilization from 81% during the first half of 2009 to 79% for the first half of 2010.

Revenues from intermediate semisubmersible and jack-up rigs decreased $201 million for the six months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to decreased dayrates of $83 million and decreased utilization of $118 million.

Revenues from high specification floaters increased $78 million for the six months ended June 30, 2010, as compared to the corresponding period of the prior year. The increase primarily reflects increased utilization of $50 million, increased dayrates of $12 million and increased recognition of mobilization fees of $16 million.

Net income decreased $104 million, or 30% for the six months ended June 30, 2010, as compared to the corresponding period of the prior year, mainly due to decreased revenue as noted above. Contract drilling expense increased $54 million, to $654 million for the six months ended June 30, 2010, compared to $600 million for the comparable period in 2009. This increase is primarily due to higher amortized mobilization expenses and higher operating costs due to more rigs operating internationally where the operating cost structure is generally higher than that of the GOM. The first half of 2010 also includes normal operating costs for the Ocean Courage which began operating early in the first quarter of 2010. Depreciation expense increased $28 million during the first half of 2010, compared to the same period in 2009 due to a higher depreciable asset base, including the 2009 acquisitions of the Ocean Courage and Ocean Valor. Interest expense increased $32 million for the six months ended June 30, 2010, compared to the same period in 2009, due to additional expense related to the issuance of 5.9% senior notes in May of 2009 and 5.7% senior notes in October of 2009.

Diamond Offshore’s effective tax rate increased for the six months ended June 30, 2010, as compared to the corresponding period in the prior year. The higher effective tax rate in the current quarter is a result of differences in the mix of domestic and international pretax earnings and losses, as well as the mix of international tax jurisdictions in which Diamond Offshore operates. Also contributing to the higher effective tax rate in the current period was the expiration on December 31, 2009 of a tax law provision which allowed Diamond Offshore to defer recognition of certain foreign earnings for U.S. income tax purposes. The United States Congress currently has a bill pending to extend this tax law provision for an additional year which, if passed, is expected to be retroactive to January 1, 2010 and would allow Diamond Offshore to defer recognition of certain foreign earnings for U.S. income tax purposes. However, Diamond Offshore’s estimated annual effective tax rate for the six months ended June 30, 2010 reflects applicable tax law as of June 30, 2010 as the pending legislation has not been enacted.

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

During 2009 and the first half of 2010 natural gas prices remained low due largely to increased onshore natural gas production, plentiful levels of working gas in storage and reduced demand. Drilling costs and operating cost decreased during the second half of 2009 and remained relatively low in the first half of 2010. In light of the current low price environment, HighMount continued its limited drilling program. Reduced drilling activity and low natural gas prices negatively impact production volumes and revenues.

HighMount’s operating expense consists primarily of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. Production expenses represent costs incurred to operate and maintain wells, related equipment and facilities and transportation costs. Production and ad valorem taxes increase or decrease primarily when prices of natural gas and NGLs increase or decrease, but they are also affected by changes in production, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance and revisions due to changing commodity prices.

Sale of Assets

On April 30, 2010, HighMount completed the sale of exploration and production assets located in the Antrim Shale in Michigan to a subsidiary of Linn Energy, LLC for approximately $330 million, subject to adjustment, and on May 28, 2010, HighMount completed the sale of exploration and production assets located in the Black Warrior Basin in Alabama to a subsidiary of Walter Energy for approximately $210 million, subject to adjustment. The Michigan and Alabama properties represented approximately 17% in aggregate of HighMount’s total proved reserves prior to the sales. These sales did not have a material impact on the Consolidated Condensed Statements of Operations. HighMount’s remaining natural gas exploration and production operations are primarily located in the Permian Basin in Texas.

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Gas production (Bcf)	15.0	20.3	32.6	40.0
Gas sales (Bcf)	14.0	18.6	30.2	36.7
Oil production/sales (Mbbls)	67.9	107.1	128.8	209.9
NGL production/sales (Mbbls)	738.2	891.6	1,472.6	1,812.3
Equivalent production (Bcfe)	19.8	26.4	42.2	52.2
Equivalent sales (Bcfe)	18.8	24.6	39.8	48.8

Average realized prices, without hedging results:
Gas (per Mcf)	$3.90	$3.31	$4.61	$3.73
NGL (per Bbl)	38.52	24.31	41.16	22.46
Oil (per Bbl)	71.08	54.04	72.55	46.71
Equivalent (per Mcfe)	4.67	3.62	5.26	3.84

Average realized prices, with hedging results:
Gas (per Mcf)	$5.19	$6.40	$6.25	$7.03
NGL (per Bbl)	33.20	24.31	33.81	27.75
Oil (per Bbl)	71.08	54.04	72.55	46.71
Equivalent (per Mcfe)	5.42	5.96	6.23	6.51

Average cost per Mcfe:
Production expenses	$1.14	$1.14	$1.11	$1.15
Production and ad valorem taxes	0.42	0.38	0.39	0.42
General and administrative expenses	0.77	0.63	0.65	0.61
Depletion expense	0.87	0.87	0.88	1.11

Results of Operations

The following table summarizes the results of operations for HighMount for the three and six months ended June 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Revenues:
Other revenue, primarily operating	$105	$147	$253	$322
Investment losses	(18)		(31)

Total	87	147	222	322

Expenses:
Impairment of natural gas and oil properties				1,036
Operating	69	81	141	207
Interest	18	20	37	39

Total	87	101	178	1,282

Income (loss) before income tax	—	46	44	(960)
Income tax (expense) benefit	(6)	(17)	(26)	348

Net income (loss) attributable to Loews Corporation	$(6)	$29	$18	$(612)

Three Months Ended June 30, 2010 Compared to 2009

HighMount’s operating revenues decreased by $42 million to $105 million in the second quarter of 2010, compared to $147 million for the second quarter of 2009. Operating revenues decreased by $24 million due to the sale of HighMount’s assets in Michigan and Alabama. Permian Basin operating revenues decreased by $19 million to $94 million compared to $113 million in the second quarter of 2009 on sales volumes of 16.6 Bcfe in 2010 compared to 19.6 Bcfe in 2009. Average prices realized per Mcfe for Permian Basin sales were $5.55 in the second quarter of 2010 compared to $5.68 in the second quarter of 2009. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity.

In February of 2010, HighMount determined that a portion of the expected underlying transactions related to its hedging activities were no longer probable of occurring and discontinued hedge accounting treatment for a portion of its interest rate cash flow hedges and its commodity price swaps. Results for the three months ended June 30, 2010 include a pretax loss of $4 million for the mark-to-market valuation of these instruments. As a result of the sale of assets, during the second quarter of 2010 HighMount recognized a pretax loss of $14 million from the reclassification of net derivative losses from AOCI to earnings. Derivative gains and losses not accounted for as hedge transactions are recorded as investment gains (losses) in the Consolidated Condensed Statement of Operations.

HighMount had hedges in place as of June 30, 2010 that cover approximately 79% and 60% of total estimated 2010 and 2011 natural gas equivalent production at a weighted average price of $6.26 and $6.32 per Mcfe.

Operating expenses primarily consist of production expenses, production and ad valorem taxes, general and administrative costs and DD&A. Operating expenses decreased by $12 million to $69 million for the second quarter of 2010, compared to $81 million for the second quarter of 2009. The decline in operating expenses reflects a $9 million decrease related to the sale of HighMount’s assets in Michigan and Alabama, and lower DD&A expenses.

DD&A expenses in the second quarter of 2010 declined to $22 million from $29 million in 2009. DD&A expenses included depletion of natural gas and NGL properties of $17 million and $23 million for the three months ended June 30, 2010 and 2009. DD&A expenses decreased due to reduced production volumes and the sale of HighMount’s assets in Michigan and Alabama. HighMount’s depletion rate was $0.87 per Mcfe in both periods.

Six Months Ended June 30, 2010 Compared to 2009

HighMount’s operating revenues decreased by $69 million to $253 million in the first six months of 2010, compared to $322 million the first six months of 2009. Operating revenues decreased by $19 million due to the sale of HighMount’s assets in Michigan and Alabama. Permian Basin operating revenues decreased by $51 million to $205 million compared to $256 million in 2009 on sales volumes of 33.2 Bcfe in 2010 compared to 40.4 Bcfe in 2009. Average prices realized per Mcfe for Permian Basin sales were $6.09 in 2010 compared to $6.26 in 2009. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity.

In February of 2010, HighMount determined that a portion of the expected underlying transactions related to its hedging activities were no longer probable of occurring and discontinued hedge accounting treatment for a portion of its interest rate cash flow hedges and its commodity price swaps. Results for the six months ended June 30, 2010, include a pretax gain of $5 million for the mark-to-market valuation of these instruments. As a result of the sale of assets, in 2010 HighMount recognized a pretax loss of $36 million from the reclassification of net derivative losses from AOCI to earnings. Derivative gains and losses not accounted for as hedge transactions are recorded as investment gains (losses) in the Consolidated Condensed Statements of Operations.

In the first quarter of 2009, HighMount recorded a non-cash ceiling test impairment charge of $1,036 million ($660 million after tax) related to the carrying value of its natural gas and oil properties. The write-down was the result of declines in commodity prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $1,230 million ($784 million after tax). No such impairment was required during 2010.

Operating expenses decreased by $66 million to $141 million in the first six months of 2010, compared to $207 million in the first six months of 2009. In the first quarter of 2009, HighMount incurred non-recurring operating expenses of $32 million related to lease early termination rights and a tubular inventory impairment charge. The decline in operating expenses also includes an $11 million decrease related to the sale of HighMount’s assets in Michigan and Alabama.

DD&A expenses declined to $48 million from $69 million for the first six months of 2009. DD&A expenses included depletion of natural gas and NGL properties of $37 million and $58 million for the six months ended June 30, 2010 and

2009. DD&A expenses decreased due to reduced production volumes and the sale of HighMount’s assets in Michigan and Alabama. HighMount’s depletion rate per Mcfe decreased by $0.23 per Mcfe to $0.88 per Mcfe in 2010, compared to $1.11 per Mcfe in 2009. The decrease in the depletion rate is primarily due to impairments of natural gas and oil properties recorded in March 2009.

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

Boardwalk Pipeline’s ability to market available interstate transportation and storage capacity is impacted by demand for natural gas, competition from other pipelines, natural gas price volatility, the price differential between receipt and delivery points on pipeline systems (basis spreads), economic conditions and numerous other factors beyond Boardwalk Pipeline’s control. Boardwalk Pipeline competes with numerous interstate and intrastate pipelines, including several pipeline projects which have recently been placed in service or are in the process of being developed. Additionally, significant new sources of natural gas have recently been identified throughout the United States which have created changes in pricing dynamics between supply basins, pooling points and market areas. As a result of the increase in overall pipeline capacity and the new sources of supply, the price differentials on Boardwalk Pipeline’s pipeline systems have narrowed.

Given current market conditions, marketing Boardwalk Pipeline’s currently available capacity and renewing expiring contracts have become more difficult. Boardwalk Pipeline’s ability to renew some of its expiring contracts at favorable rates, and the revenues from interruptible and short term firm transportation services, have been negatively impacted by these trends. Capacity that Boardwalk Pipeline has available on a short term basis will decrease as long term capacity commitments on the recently completed pipeline expansion projects increase over the next twelve to eighteen months. However, some of Boardwalk Pipeline’s capacity will continue to be available for sale on a short term firm or interruptible basis and each year a portion of Boardwalk Pipeline’s existing contracts expire. The revenues Boardwalk Pipeline will be able to earn from that available capacity and from renewals of expiring contracts will be heavily dependent upon basis spreads. It is not possible to accurately predict future basis spreads.

Growth Projects

During 2010, Boardwalk Pipeline placed in service the remaining compression facilities associated with the Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals which increased the peak-day delivery capacities of those projects. With the exception of post-construction activities such as right-of-way restoration, the East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville and Greenville Laterals (“pipeline expansion projects”) are complete.

In 2009, while completing the requirements to operate its pipeline expansion projects at higher than normal operating pressures under special permits issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), Boardwalk Pipeline discovered anomalies in certain pipeline segments on each of the pipeline expansion projects. In December of 2009, Boardwalk Pipeline received authority from PHMSA to operate the East Texas Pipeline, Southeast Expansion and Gulf Crossing Project at higher than normal operating pressures. Boardwalk Pipeline continues to seek authority from PHMSA to operate the Fayetteville Lateral at higher than normal operating pressures. If Boardwalk Pipeline is not able to operate the Fayetteville Lateral at higher than normal operating pressures, transportation revenues for that project will not grow as planned as the volume commitments under firm contracts increase. In that event, Boardwalk Pipeline could also incur additional costs for system upgrades to increase capacity to meet contracted volume commitments on that project.

Set forth below is information with respect to the status of Boardwalk Pipeline’s announced growth projects.

Haynesville Project. The Haynesville Project consists of adding compression to the East Texas Pipeline in Louisiana, which will add approximately 0.6 billion cubic feet (Bcf) per day of peak-day transmission capacity with delivery capabilities from the DeSoto, Louisiana area to the Perryville, Louisiana area. Boardwalk Pipeline has received Federal Energy Regulatory Commission (“FERC”) approval for this expansion, which it anticipates will be in service in the fourth quarter of 2010. Customers have contracted for substantially all of the firm capacity on this project at a weighted-average contract life of approximately 12.2 years.

Clarence Compression Project. The Clarence Compression Project, which also targets production from the Haynesville Shale, will add approximately 0.1 Bcf per day of peak-day transmission capacity. This project will receive gas from the Holly Field area in Northwest Louisiana, and deliver to a third-party pipeline interconnect near Olla, Louisiana. Customers have contracted for approximately 0.1 Bcf per day of capacity with a weighted-average contract life of approximately 11.0 years. The compression is expected to be in service, subject to FERC approval, in late 2011.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Revenues:
Other revenue, primarily operating	$256	$201	$557	$425

Total	256	201	557	425

Expenses:
Operating	165	150	341	296
Interest	38	33	75	60

Total	203	183	416	356

Income before income tax	53	18	141	69
Income tax expense	(13)	(5)	(36)	(20)

Net income	40	13	105	49
Amounts attributable to noncontrolling interests	(19)	(5)	(46)	(19)

Net income attributable to Loews Corporation	$21	$8	$59	$30

Three Months Ended June 30, 2010 Compared to 2009

Total revenues increased $55 million to $256 million for the second quarter of 2010, compared to $201 million for the 2009 period. Gas transportation revenues increased $60 million and fuel retained increased $6 million, primarily due to the pipeline expansion projects. These increases were partially offset by a $10 million decrease in interruptible and short-term firm transportation services due to lower basis spreads between delivery points on Boardwalk Pipeline’s pipeline system.

Operating expenses increased $15 million to $165 million for the second quarter of 2010, compared to $150 million for the 2009 period. This increase was primarily driven by a $13 million increase in fuel consumed due to the pipeline expansion projects and higher natural gas prices. There was a $3 million increase in depreciation and property taxes due to a larger asset base from the pipeline expansion projects and an increase of $3 million in maintenance activities. An impairment loss of $2 million was recognized in the second quarter of 2010 on certain gathering assets in the Overton Field area in northeast Texas that are expected to be sold in the third quarter of 2010 for a nominal amount. The 2009 period was unfavorably impacted by $4 million of pipeline investigation and retirement costs related to the East Texas Pipeline. Interest expense increased $5 million in the second quarter of 2010 to $38 million due to higher debt levels.

Net income increased $13 million to $21 million in the second quarter of 2010, compared to $8 million in the second quarter of 2009 due to higher revenues from transportation services primarily from the pipeline expansion projects, partially offset by increased operating expenses associated with those projects and increased interest expense. In 2009, gas transportation revenues and throughput were negatively impacted due to operating the pipeline expansion projects at reduced operating pressures and portions of the pipeline expansion projects being shut down for periods of time following the discovery and remediation of anomalies in certain joints of pipe.

Six Months Ended June 30, 2010 Compared to 2009

Total revenues increased $132 million to $557 million for the first half of 2010, compared to $425 million for the 2009 period. Gas transportation revenues increased $127 million and fuel retained increased $19 million, primarily due to the pipeline expansion projects. These increases were partially offset by $16 million of lower interruptible and short-term firm transportation services resulting from lower basis spreads between delivery points on Boardwalk Pipeline’s pipeline system. PAL revenues increased $3 million due to favorable summer to summer natural gas price spreads.

Operating expenses increased $45 million to $341 million for the first half of 2010, compared to $296 million for the 2009 period. This increase was primarily driven by a $27 million increase in fuel consumed due to the pipeline expansion projects. There was an $11 million increase in depreciation and property taxes due to a larger asset base from the pipeline expansion projects. There was a $6 million increase in administrative and general expense due to a legal settlement, increases in outside services and unit-based compensation driven by an increase in the price of Boardwalk Pipeline’s common units. The 2009 period was unfavorably impacted by $4 million of pipeline investigation and retirement costs related to the East Texas Pipeline. Interest expense increased $15 million in the first half of 2010 to $75 million due to higher debt levels in 2010 and lower capitalized interest due to the completion of Boardwalk Pipeline’s pipeline expansion projects.

Net income increased $29 million to $59 million in the first half of 2010, compared to $30 million in the first half of 2009 due to higher revenues from transportation services primarily from the pipeline expansion projects, partially offset by increased operating expenses related to increases in depreciation and property taxes associated with those projects and increased interest expense. In 2009, gas transportation revenues and throughput were negatively impacted due to operating the pipeline expansion projects at reduced operating pressures and portions of the pipeline expansion projects being shut down for periods of time following the discovery and remediation of anomalies in certain joints of pipe.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Revenues:
Other revenue, primarily operating	$81	$73	$156	$146

Total	81	73	156	146

Expenses:
Operating	72	64	146	164
Interest	3	3	5	5

Total	75	67	151	169

Income (loss) before income tax	6	6	5	(23)
Income tax (expense) benefit	(2)	(3)	(2)	8

Net income (loss) attributable to Loews Corporation	$4	$3	$3	$(15)

Revenues increased by $8 million and $10 million or 11.0% and 6.8% for the three and six months ended June 30, 2010 as compared to the corresponding periods of 2009. Net income increased by $1 million and $18 million for the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Revenue per available room increased $13.61 and $10.36 to $152.82 and $148.75 for the three and six months ended June 30, 2010 as compared to the corresponding periods of 2009. Occupancy rates increased to 73.6% and 69.5% in the three and six months ended June 30, 2010 from 69.8% and 66.1% in the corresponding periods of 2009. Average room rates increased by $8.32 and $4.88, or 4.2% and 2.3% in the three and six months ended June 30, 2010 compared to the corresponding periods in 2009.

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

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Revenues:
Net investment income	$4	$59	$30	$85
Other revenue	2	1	1	1

Total	6	60	31	86

Expenses:
Operating	22	14	33	30
Interest	9	13	23	27

Total	31	27	56	57

Income (loss) before income tax	(25)	33	(25)	29
Income tax (expense) benefit	9	(13)	7	(12)

Net income (loss) attributable to Loews Corporation	$(16)	$20	$(18)	$17

Revenues decreased by $54 million and $55 million for the three and six months ended June 30, 2010 as compared to the corresponding periods of 2009. These declines were due primarily to decreases in the trading portfolio as a result of the lower performance of equity investments in 2010 as compared to the corresponding period of the prior year.

There was a net loss of $16 million and $18 million for the three and six months ended June 30, 2010 as compared to net income of $20 million and $17 million in the corresponding periods of 2009. These declines were due primarily to the reduction in revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2010, net cash provided by operating activities was $581 million as compared with $287 million for the same period in 2009. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were reduced by $142 million in 2009 related to net cash outflows which increased the size of the trading portfolio held at June 30, 2009. During 2010, operating cash flows were increased by $153 million related to net cash inflows primarily from sales of trading securities.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2010, net cash used by investing activities was $523 million as compared with $220 million for the same period in 2009. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by CNA.

For the six months ended June 30, 2010, net cash used by financing activities was $124 million as compared with $59 million for the same period in 2009. Net cash used by financing activities in 2010 was primarily related to the payment of dividends on the 2008 Senior Preferred Stock to Loews. Additionally, CNA repaid $50 million of an outstanding credit facility during the second quarter of 2010.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs. As discussed in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1, CNA entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which CNA’s legacy A&E liabilities will be ceded to NICO. Under the terms of the agreement CNA will pay to NICO a reinsurance premium of $2.0 billion. CNA expects to have sufficient funds to satisfy the required premium payment through existing cash, short term holdings, and expected cash flow from operations and the investment portfolio.

Diamond Offshore

Cash and investments totaled $776 million at June 30, 2010 compared to $778 million at December 31, 2009. In the first six months of 2010, Diamond Offshore paid cash dividends totaling $490 million, consisting of special cash dividends of $455 million and regular quarterly cash dividends of $35 million. On July 21, 2010, Diamond Offshore declared a special dividend of $0.75 per share and a regular quarterly dividend of $0.125 per share.

Diamond Offshore’s cash flows from operations are impacted by the ability of its customers to weather instability in the U.S. and global economies and restrictions in the credit market, as well as the volatility in energy prices. In general, before working for a customer with whom Diamond Offshore has not had a prior business relationship and/or whose financial stability may be uncertain Diamond Offshore performs a credit review on that company. Based on that analysis, Diamond Offshore may require that the customer present a letter of credit, prepay or provide other credit enhancements. If a potential customer is unable to obtain an adequate level of credit, it may preclude Diamond Offshore from doing business with that potential customer.

Cash provided by operating activities during the first six months of 2010 was $694 million, compared to $705 million in 2009. The decrease in cash flows from operations in 2010 is primarily due to a decrease in earnings resulting from an aggregate reduction in average utilization of and dayrates earned by Diamond Offshore’s fleet and increased mobilization costs, offset by a decrease in net cash required to satisfy working capital requirements in 2010 compared to 2009. Diamond Offshore’s working capital requirements used $235 million less cash to satisfy its working capital requirements during the first half of 2010 compared to 2009. The decrease in cash required to satisfy working capital requirements is primarily due to a decrease in Diamond Offshore’s outstanding accounts receivable balances at June 30, 2010 compared to 2009.

On July 7, 2010, Diamond Offshore completed the sale of one of its high performance, premium jack-up drilling rigs, the Ocean Shield, for a total selling price of $186 million.

Diamond Offshore has budgeted approximately $485 million on capital expenditures for 2010 associated with its ongoing rig equipment replacement and enhancement programs, equipment required for its long-term international contracts and other corporate requirements. In addition, Diamond Offshore expects to spend approximately $70 million in 2010 towards the commissioning and outfitting for service of the recently acquired Ocean Courage and Ocean Valor. During the second quarter of 2010, Diamond Offshore spent approximately $222 million towards these programs. Diamond Offshore expects to finance its 2010 capital expenditures through the use of its existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

As of June 30, 2010, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $24 million in letters of credit were issued and outstanding under the credit facility.

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

HighMount

At June 30, 2010 and December 31, 2009, cash and investments amounted to $110 million and $83 million. Net cash flows provided by operating activities were $81 million and $151 million in the six months ended June 30, 2010 and 2009. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash provided by investing activities for the six months ended June 30, 2010 was $447 million, compared to cash used in investing activities of $150 million in 2009. Cash provided by investing activities for the six months ended June 30, 2010 includes the net proceeds from the sale of HighMount’s assets in Michigan and Alabama of approximately $500 million. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $58 million and $83 million on capital expenditures for its drilling program in the six months ended June 30, 2010 and 2009. In 2010, funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances and operating activities.

HighMount used the net proceeds from the sale of its assets in Michigan and Alabama to reduce the outstanding debt under its term loans. At June 30, 2010, the outstanding borrowings under the term loans were $1.1 billion. At June 30, 2010, no borrowings were outstanding under HighMount’s revolving credit facility, however, $4 million in letters of credit were issued. The available capacity under the facility is $366 million.

HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At June 30, 2010, HighMount was in compliance with all of its covenants under the credit agreement.

Boardwalk Pipeline

At June 30, 2010 and December 31, 2009, cash and investments amounted to $85 million and $50 million. Funds from operations for the six months ended June 30, 2010 amounted to $252 million, compared to $168 million in 2009. For the six months ended June 30, 2010 and 2009, Boardwalk Pipeline’s capital expenditures were $131 million and $497 million. Boardwalk Pipeline expects to fund its remaining 2010 capital expenditures through its operating cash flows.

As of June 30, 2010, Boardwalk Pipeline had $679 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 0.6% and had no letters of credit issued. At June 30, 2010, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility and had available borrowing capacity of $271 million.

Loews Hotels

Cash and investments totaled $36 million at June 30, 2010, as compared to $63 million at December 31, 2009. In March of 2010, Loews Hotels funded $10 million for a loan guarantee and $10 million related to a development project commitment. Funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at June 30, 2010 totaled $3.4 billion, as compared to $3.0 billion at December 31, 2009. The increase in net cash and investments is primarily due to proceeds of $333 million from the sale of 11.5 million Boardwalk Pipeline common units and $435 million in interest and dividends from our subsidiaries. These cash inflows were partially offset by the purchase of treasury stock for $253 million and $53 million of dividends paid to our shareholders.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the three and six months ended June 30, 2010, we purchased 1.5 million and 6.9 million shares of Loews common stock at an aggregate cost of $56 million and $253 million. As of June 30, 2010, there were 418.3 million shares of Loews common stock outstanding.

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

We do not believe that any of the derivative instruments we use are unusually complex, nor do the use of these instruments, in our opinion, result in a higher degree of risk. Please read Note 2 and Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information with respect to investments and derivative instruments, including recognized gains and losses on these instruments.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fixed maturity securities	$519	$487	$1,029	$962
Short term investments	5	11	11	21
Limited partnerships	(4)	165	68	95
Equity securities	9	14	19	28
Trading portfolio	2	8	6	8
Other	3	1	5	4

Gross investment income	534	686	1,138	1,118
Investment expense	(13)	(11)	(27)	(23)

Net investment income	$521	$675	$1,111	$1,095

Net investment income for the three months ended June 30, 2010 decreased $154 million as compared with the same period in 2009. The decrease was primarily driven by unfavorable results in our limited partnership investments, partially offset by an investment shift from lower yielding short term assets to higher yielding long term bonds. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.

Net investment income for the six months ended June 30, 2010 increased $16 million as compared with the same period in 2009. The increase was primarily driven by an investment shift from lower yielding short term assets to higher yielding long term bonds. The increase was partially offset by a decrease in limited partnership income, as discussed above.

The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.2% and 5.1% for the six months ended June 30, 2010 and 2009. Tax-exempt municipal bonds generated $68 million and $146 million of net investment income for the three and six months ended June 30, 2010 compared with $104 million and $205 million of net investment income for the same periods in 2009.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$4	$(6)	$4	$(27)
Asset-backed securities	15	(307)	10	(499)
States, municipalities and political subdivisions securities	11	18	8	55
Foreign government securities	(1)	8	1	26
Corporate and other bonds	30	(105)	63	(296)
Redeemable preferred stock	7		7	(9)

Total fixed maturity securities	66	(392)	93	(750)
Equity securities	(28)	64	(25)	(152)
Derivative securities		33		64
Short term investments	1	(5)	4	8
Other	(10)	3	(9)	1

Total realized investment gains (losses)	29	(297)	63	(829)
Income tax (expense) benefit	(16)	98	(28)	285

Net realized investment gains (losses)	13	(199)	35	(544)
Amounts attributable to noncontrolling interests	(1)	21	(4)	56

Net realized investment gains (losses) attributable to Loews Corporation	$12	$(178)	$31	$(488)

Net realized investment results improved $190 million and $519 million for the three and six months ended June 30, 2010 compared with the same periods in 2009. The improved results were driven by significantly lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 90% of which were rated as investment grade (rated BBB- or higher) at June 30, 2010 and December 31, 2009. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s) and Fitch Ratings in that order of preference. If a security is not rated by any of the three, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value:

	June 30, 2010		December 31, 2009
(In millions of dollars)

U.S. Government and Agencies	$3,394	9.0%	$3,705	10.4%
Other AAA rated	5,235	13.9	5,855	16.5
AA and A rated	14,289	38.0	12,464	35.0
BBB rated	10,844	28.9	10,122	28.4
Non-investment grade	3,803	10.2	3,466	9.7

Total	$37,565	100.0%	$35,612	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3,903 million and $3,637 million at June 30, 2010 and December 31, 2009. The following table summarizes the ratings of this portfolio at carrying value.

	June 30, 2010		December 31, 2009
(In millions of dollars)

BB	$1,390	36.5%	$1,352	39.0%
B	1,306	34.3	1,255	36.2
CCC-C	1,023	26.9	761	22.0
D	84	2.3	98	2.8

Total	$3,803	100.0%	$3,466	100.0%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At June 30, 2010, $432 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from AA- to AA+. Of this amount, over 98% was within the states, municipalities and political subdivisions securities sector.

At June 30, 2010 and December 31, 2009, approximately 98% and 99% of the fixed maturity portfolio was issued by the U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

The carrying value of fixed maturity and equity securities that are either subject to trading restrictions or trade in illiquid private placement markets at June 30, 2010 was $223 million, which represents approximately 0.5% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $6 million at June 30, 2010.

The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at June 30, 2010 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	12.0%	8.0%
Due after one year through five years	16.0	12.0
Due after five years through ten years	26.0	27.0
Due after ten years	46.0	53.0

Total	100.0%	100.0%

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

	June 30, 2010		December 31, 2009
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Segregated investments	$11,267	11.0	$10,376	11.2
Other interest sensitive investments	29,924	4.2	29,665	4.0

Total	$41,191	6.1	$40,041	5.8

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

Short Term Investments

The carrying value of the components of the short term investment portfolio is presented in the following table:

	June 30, 2010	December 31, 2009
(In millions)

Short term investments available-for-sale:
Commercial paper	$1,275	$185
U.S. Treasury securities	1,259	3,025
Money market funds	144	179
Other	362	560

Total short term investments	$3,040	$3,949

There was no cash collateral held related to securities lending at June 30, 2010 or December 31, 2009.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type			Total
June 30, 2010	RMBS (a)	CMBS (b)	Other ABS (c)
(In millions)

U.S. government agencies	$3,198	$31		$3,229
AAA	1,458	394	$595	2,447
AA	246	218	52	516
A	165	236	29	430
BBB	244	82	67	393
Non-investment grade and equity tranches	1,193	30	58	1,281

Total fair value	$6,504	$991	$801	$8,296

Total amortized cost	$6,714	$1,052	$801	$8,567

Sub-prime (included above)
Fair value	$527			$527
Amortized cost	594			594

Alt-A (included above)
Fair value	$694			$694
Amortized cost	755			755

(a)	Residential mortgage-backed securities (“RMBS”)
(b)	Commercial mortgage-backed securities (“CMBS”)
(c)	Other asset-backed securities (“Other ABS”)

The exposure to sub-prime residential mortgage (“sub-prime”) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 68% were rated investment grade, while 82% of the Alt-A securities were rated investment grade. At June 30, 2010, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $16 million for securities with sub-prime and Alt-A exposure were included in the $41 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Condensed Statements of Operations for the six months ended June 30, 2010. Continued deterioration in the underlying collateral beyond our current expectations may cause us to reconsider and recognize additional OTTI losses in earnings. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.

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

—

regulatory limitations, impositions and restrictions upon CNA, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies and other financial industry participants under the Emergency Economic Stabilization Act of 2008 recoupment provisions, as well as the new federal financial regulatory reform of the insurance industry established by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

—

increased operating costs and underwriting losses arising from the Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act, as well as health care reform proposals at the state level;

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

—

mass tort claims, including bodily injury claims related to welding rods, benzene, lead and noise induced hearing loss claims, as well as claims relating to various medical products including pharmaceuticals;

—

regulatory limitations and restrictions, including limitations upon CNA’s ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

—

the risks and uncertainties associated with CNA’s loss reserves as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in the MD&A portion of our Annual Report Form 10-K for the year ended December 31, 2009, including the sufficiency of the reserves and the possibility for future increases;

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

—

with respect to CNA’s agreement to cede asbestos and environmental pollution (“A&E”) liabilities referenced in this document, the satisfaction of the conditions to closing, including receipt of regulatory approvals, whether the contemplated transaction will close, whether the other parties to the contemplated transaction will fully perform their obligations to CNA, the uncertainty in estimating loss reserves for A&E claims and the possible continued exposure of CNA to liabilities for A&E claims.

Risks and uncertainties primarily affecting us and our energy subsidiaries

—

the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including possible write downs of the carrying value of natural gas and NGL properties and impairments of goodwill;

—	the effects of the Macondo well blowout, including, without limitation, the moratorium and suspension of drilling in the U.S. Gulf of Mexico and related regulations and market developments;

—	costs and timing of rig upgrades;

—	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

—	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

—	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

—	the availability and cost of insurance;

—

the impact of new pipelines or new gas supply sources on competition and basis spreads on Boardwalk Pipeline’s pipeline systems, which may impact its ability to maintain or replace expiring gas transportation and storage contracts and to sell short-term capacity on its pipelines;

—	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

—	the ability of Boardwalk Pipeline to operate its expansion project pipelines at higher than normal operating pressures;

—	the successful completion, timing, cost, scope and financial performance of growth projects as well as the financing of such projects; and

—	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

—	general economic and business conditions;

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

Developments in any of these or other areas of risk and uncertainty, which are more fully described elsewhere in this Report and our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this Report and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2010. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of June 30, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2010 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following risk factors have been updated:

Certain of our subsidiaries are subject to extensive federal, state and government regulations.

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

Governments in some countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas and other aspects of the oil and gas industries. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect Diamond Offshore’s operations by limiting drilling opportunities.

As awareness of climate change issues increases, governments around the world are beginning to address the matter. This may result in new environmental regulations that may unfavorably impact Diamond Offshore, its suppliers and its customers. Diamond Offshore may be exposed to risks related to new laws or regulations pertaining to climate change, carbon emissions or energy use that could decrease the use of oil or natural gas, thus reducing demand for hydrocarbon-based fuel and Diamond Offshore’s drilling services. Governments may also pass laws or regulations encouraging or mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas and Diamond Offshore’s drilling services. In addition, new laws or regulations may require an increase in Diamond Offshore’s capital spending for additional equipment to comply with such requirements and could also result in a reduction in revenues associated with downtime required to install such equipment.

Diamond Offshore’s business involves numerous operating hazards which could expose it to significant losses and significant damage claims. Diamond Offshore is not fully insured against all of these risks and its contractual indemnity provisions may not fully protect Diamond Offshore.

Diamond Offshore’s operations are subject to the significant hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, unstable or faulty sea floor conditions, fires and natural disasters such as hurricanes. The occurrence of any of these types of events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations, and oil spillage, oil leaks, well blowouts and extensive uncontrolled fires, any of which could cause significant environmental damage. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Any of the foregoing events could result in significant damage or loss to Diamond Offshore’s properties and assets, significant loss of revenues, and significant damage claims against Diamond Offshore, which could have a material adverse effect on its results of operations, financial condition and cash flows.

Diamond Offshore maintains liability insurance, which includes coverage for environmental damage; however, because of contractual provisions and policy limits, its insurance coverage may not adequately cover Diamond Offshore’s losses and claim costs. In addition, pollution and environmental risks are generally not fully insurable when they are determined to be the result of criminal acts. Also, Diamond Offshore does not typically purchase loss-of-hire insurance to cover lost revenues when a rig is unable to work. Accordingly, it is possible that its losses from the hazards it faces could have a material adverse effect on the results of operations, financial condition and cash flows.

Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages.

Generally Diamond Offshore’s contracts with its customers contain contractual rights to indemnity from its customer for, among other things, pollution originating from the well, while Diamond Offshore retains responsibility for pollution originating from the rig. However, Diamond Offshore’s contractual rights to indemnification may be unenforceable or limited due to negligent or willful acts of commission or omission by Diamond Offshore, its subcontractors and/or suppliers and its customers may dispute, or be unable to meet, their contractual indemnification obligations to Diamond Offshore.

Diamond Offshore believes that the policy limit under its marine liability insurance is within the range that is customary for companies of Diamond Offshore’s size in the offshore drilling industry and is appropriate for its business. However, if an accident or other event occurs that exceeds Diamond Offshore’s coverage limits or is not an insurable event under its insurance policies, or is not fully covered by contractual indemnity, it could have a material adverse effect on Diamond Offshore’s results of operations, financial position and cash flows. There can be no assurance that Diamond Offshore will continue to carry the insurance it currently maintains, that its insurance will cover all types of losses or that those parties with contractual obligations to indemnify Diamond Offshore will necessarily be financially able to indemnify Diamond Offshore against all of these risks. In addition, no assurance can be made that Diamond Offshore will be able to maintain adequate insurance in the future at rates it considers to be reasonable or that Diamond Offshore will be able to obtain insurance against some risks.

Accordingly, the occurrence of any of the hazards Diamond Offshore faces could have a material adverse effect on its results of operations, financial condition and cash flows.

The following new risk factors have been added:

The moratorium on offshore drilling in the U.S. Gulf of Mexico and new regulations adopted as a result of the investigation into the Macondo well blowout could negatively impact Diamond Offshore.

On May 30, 2010, following the April 20, 2010 blowout of the Macondo well being drilling by BP plc in the U.S. Gulf of Mexico, the U.S. government imposed a six-month moratorium on certain drilling activities in water deeper than 500 feet in the GOM and implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. On June 22, 2010, the U.S. District Court for the Eastern District of Louisiana granted a temporary injunction which immediately prohibited enforcement of the moratorium, which was subsequently upheld by the Fifth Circuit Court of Appeals in New Orleans. The U.S. Department of the Interior, (“DOI”), issued a second drilling moratorium on July 12, 2010 suspending drilling operation on the basis of drilling configurations and technologies regardless of water depth.

In conjunction with the drilling moratorium imposed on May 30, 2010, the DOI issued a new set of recommendations in a 30-Day Safety Alert for offshore energy companies, which provided for, among other things, the recertification of all blowout preventers, enhanced well control practices, blowout prevention and intervention procedures, more rigorous inspections for deepwater drilling operations and expanded safety and training programs for rig workers. These recommendations are being implemented in the form of new regulations by the Bureau of Ocean Energy Management, Regulation and Enforcement, (“BOEMRE”), (formerly known as the Minerals Management Service), under direction of the DOI and are being communicated by means of Notices to Lessees, (“NTLs”). As of July 29, 2010, Diamond Offshore has received two NTLs and a safety alert from the U.S. Coast Guard. Diamond Offshore has complied with the terms of the safety alert and, as of July 29, 2010, are in the process of complying with one of the two NTLs issued thus far. Diamond Offshore believes that the second NTL applies to the lease operator and not the drilling contractor.

The drilling moratorium could result in a number of rigs being, or becoming available to be, moved to locations outside of the GOM, which could potentially put downward pressure on global dayrates and adversely affect Diamond Offshore’s ability to contract its floating rigs that are currently uncontracted or coming off contract. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of Diamond Offshore’s operations, and escalating costs borne by its customers, along with permitting delays, could reduce exploration and development activity in the GOM and therefore demand for Diamond Offshore’s services. In addition, insurance costs across the industry are expected to increase as a result of the Macondo well blowout, and in the future certain insurance coverage is likely to become more costly, and may become less available or not available at all.

Diamond Offshore cannot predict the ultimate duration of the latest drilling moratorium or the potential impact of new regulations that may be adopted relating to the investigation into the Macondo well blowout. The inability to redeploy Diamond Offshore’s rigs impacted by the drilling moratorium, or to obtain dayrates sufficient to cover its additional operating expenses and mobilization costs if such impacted rigs are redeployed in international waters, could adversely affect Diamond Offshore’s financial position, results of operations and cash flows. In addition, implementation of additional regulations may subject Diamond Offshore to increased costs of operating and/or a reduction in the area of operation in the GOM.

CNA may face increased operating costs and underwriting losses arising from the federal health care reform legislation, as well as health care reform proposals at the state level.

The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act, enacted in March 2010, may increase CNA’s operating costs and underwriting losses. This landmark legislation may lead to numerous changes in the health care industry that could create additional operating costs for CNA, particularly with respect to its workers’ compensation and long term care products. These costs might arise through the increased use of health care services by CNA’s claimants or the increased complexities in health care bills that could require additional levels of review. In addition, due to the expected number of new participants in the health care system and the potential for additional malpractice claims, CNA may experience increased underwriting risk in the lines of its business that provide management and professional liability insurance to individuals and businesses engaged in the health care industry. The lines of CNA’s business that provide professional liability insurance to attorneys, accountants and other professionals who advise clients regarding the health care reform legislation may also experience increased underwriting risk due to the complexity of the legislation. As a result, CNA may experience unanticipated underwriting losses with respect to these lines of business. Finally, CNA cannot predict with any certainty the impact of the various health care reform proposals at the state level. Consequently, CNA’s results of operations, equity, business, insurer financial strength and debt ratings could be materially adversely impacted.

CNA is unable to predict the impact of the new federal financial regulatory reform.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July, 2010, expands the federal presence in insurance oversight. The Act’s requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. As the Act calls for numerous studies and contemplates further regulation, CNA is unable to predict with any certainty the overall impact the reform will have. As a result, CNA’s results of operations, equity, business, and insurer financial strength and debt ratings could be materially adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2010 - April 30, 2010	1,450,000	$37.51	N/A	N/A

May 1, 2010 - May 31, 2010	40,500	$37.23	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS **

XBRL Taxonomy Extension Schema	101.SCH **

XBRL Taxonomy Extension Calculation Linkbase	101.CAL **

XBRL Taxonomy Extension Definition Linkbase	101.DEF **

XBRL Taxonomy Label Linkbase	101.LAB **

XBRL Taxonomy Extension Presentation Linkbase	101.PRE **

*	Filed herewith.
**	To be filed within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 4, 2010	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)