Form 10-Q/A
period 2010-06-30
LOEWS CORP
filed 2010-08-27
CIK 60086

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

Explanatory Note

Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2010, is filed solely to provide Exhibit 101 in accordance with Rule 405 (a)(2) of Regulation S-T.

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

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d- 14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE

*	Previously Filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 27, 2010	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)

3