Form 10-Q
period 2010-09-30
LOEWS CORP
filed 2010-11-03
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Class	Outstanding at October 22, 2010
Common stock, $0.01 par value	416,215,016 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $36,668 and $35,824	$38,919	$35,816
Equity securities, cost of $937 and $943	1,078	1,007
Limited partnership investments	2,648	1,996
Other invested assets	98
Short term investments	6,099	7,215

Total investments	48,842	46,034
Cash	132	190
Receivables	11,091	10,212
Property, plant and equipment	12,619	13,274
Deferred income taxes		627
Goodwill	856	856
Other assets	1,723	1,346
Deferred acquisition costs of insurance subsidiaries	1,096	1,108
Separate account business	462	423

Total assets	$76,821	$74,070

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$25,783	$26,816
Future policy benefits	8,372	7,981
Unearned premiums	3,265	3,274
Policyholders’ funds	164	192

Total insurance reserves	37,584	38,263
Payable to brokers	968	540
Short term debt	647	10
Long term debt	8,829	9,475
Deferred income taxes	557
Other liabilities	4,275	4,274
Separate account business	462	423

Total liabilities	53,322	52,985

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 425,805,625 and 425,497,522 shares	4	4
Additional paid-in capital	3,758	3,637
Retained earnings	14,433	13,693
Accumulated other comprehensive income (loss)	1,017	(419)

	19,212	16,915
Less treasury stock, at cost (9,613,700 and 427,200 shares)	(353)	(16)

Total shareholders’ equity	18,859	16,899
Noncontrolling interests	4,640	4,186

Total equity	23,499	21,085

Total liabilities and equity	$76,821	$74,070

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In millions, except per share data)

Revenues:
Insurance premiums	$1,645	$1,707	$4,868	$5,035
Net investment income	654	726	1,797	1,908
Investment gains (losses):
Other-than-temporary impairment losses	(41)	(232)	(189)	(1,330)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(3)	84	28	173

Net impairment losses recognized in earnings	(44)	(148)	(161)	(1,157)
Other net investment gains	106	48	255	229

Total investment gains (losses)	62	(100)	94	(928)
Contract drilling revenues	749	885	2,405	2,664
Other	591	520	1,736	1,616

Total	3,701	3,738	10,900	10,295

Expenses:
Insurance claims and policyholders’ benefits	1,343	1,282	3,798	3,919
Amortization of deferred acquisition costs	351	365	1,038	1,063
Contract drilling expenses	355	307	1,009	907
Impairment of natural gas and oil properties				1,036
Other operating expenses (Note 5)	1,267	709	2,714	2,202
Interest	127	117	384	321

Total	3,443	2,780	8,943	9,448

Income before income tax	258	958	1,957	847
Income tax expense	(84)	(266)	(619)	(68)

Income from continuing operations	174	692	1,338	779
Discontinued operations, net (Note 5)	(22)	(1)	(21)	(2)

Net income	152	691	1,317	777
Amounts attributable to noncontrolling interests	(116)	(223)	(495)	(616)

Net income attributable to Loews Corporation	$36	$468	$822	$161

Net income attributable to:
Loews common stock:
Income from continuing operations	$56	$469	$841	$163
Discontinued operations, net	(20)	(1)	(19)	(2)

Net income	$36	$468	$822	$161

Basic and diluted net income per share:
Income from continuing operations	$0.13	$1.08	$2.00	$0.37
Discontinued operations, net	(0.04)		(0.04)

Net income	$0.09	$1.08	$1.96	$0.37

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted-average shares outstanding:
Common stock	417.67	432.75	419.67	434.30
Dilutive potential shares of common stock	0.80	0.73	0.80	0.59

Total weighted-average shares outstanding assuming dilution	418.47	433.48	420.47	434.89

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In millions)

Net income	$152	$691	$1,317	$777

Other comprehensive income (loss)
Changes in:
Net unrealized gains (losses) on investments with other- than-temporary impairments	39	(36)	81	(70)
Net other unrealized gains on investments	720	1,893	1,400	3,784

Total unrealized gains on available-for-sale investments	759	1,857	1,481	3,714
Unrealized gains (losses) on cash flow hedges	15	(55)	82	(52)
Foreign currency	38	39	44	109
Pension liability	(2)	3	2	3

Other comprehensive income	810	1,844	1,609	3,774

Comprehensive income	962	2,535	2,926	4,551

Amounts attributable to noncontrolling interests	(206)	(424)	(671)	(1,024)

Total comprehensive income attributable to Loews Corporation	$756	$2,111	$2,255	$3,527

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)
Balance, January 1, 2010	$21,085	$4	$3,637	$13,693	$(419)	$(16)	$4,186
Sale of subsidiary common units	279		83		1		195
Net income	1,317			822			495
Other comprehensive income	1,609				1,433		176
Dividends paid	(476)			(79)			(397)
Purchase of Loews treasury stock	(337)					(337)
Issuance of Loews common stock	5		5
Stock-based compensation	17		15				2
Other	—		18	(3)	2		(17)

Balance, September 30, 2010	$23,499	$4	$3,758	$14,433	$1,017	$(353)	$4,640

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2010	2009
(In millions)

Operating Activities:

Net income	$1,317	$777
Adjustments to reconcile net income to net cash provided by operating activities, net	640	2,183
Changes in operating assets and liabilities, net:
Reinsurance receivables	(545)	760
Other receivables	(38)	(217)
Deferred acquisition costs	12	(13)
Insurance reserves	(563)	(488)
Other liabilities	28	(184)
Trading securities	243	96
Other, net	(110)	(134)

Net cash flow operating activities – continuing operations	984	2,780
Net cash flow operating activities – discontinued operations	(89)	(16)

Net cash flow operating activities – total	895	2,764

Investing Activities:

Purchases of fixed maturities	(12,981)	(18,099)
Proceeds from sales of fixed maturities	9,263	15,507
Proceeds from maturities of fixed maturities	2,891	2,568
Purchases of equity securities	(92)	(262)
Proceeds from sales of equity securities	215	511
Purchases of property, plant and equipment	(670)	(2,170)
Dispositions	789	37
Change in short term investments	629	(799)
Change in other investments	(552)	6
Other, net	7	(2)

Net cash flow investing activities – continuing operations	(501)	(2,703)
Net cash flow investing activities – discontinued operations	75	16

Net cash flow investing activities – total	(426)	(2,687)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2010	2009
(In millions)

Financing Activities:

Dividends paid	$(79)	$(81)
Dividends paid to noncontrolling interests	(397)	(482)
Purchases of treasury shares	(351)	(143)
Issuance of common stock	5	5
Proceeds from sale of subsidiary stock	337	180
Principal payments on debt	(659)	(568)
Issuance of debt	645	1,014
Policyholders’ investment contract net deposits (withdrawals)	(8)	(7)
Other, net	(20)	22

Net cash flow financing activities – continuing operations	(527)	(60)
Net cash flow financing activities – discontinued operations

Net cash flow financing activities – total	(527)	(60)

Effect of foreign exchange rate on cash		8

Net change in cash	(58)	25
Net cash transactions:
From continuing operations to discontinued operations	(14)
To discontinued operations from continuing operations	14
Cash, beginning of period	190	131

Cash, end of period	$132	$156

Cash, end of period:
Continuing operations	$132	$156
Discontinued operations

Total	$132	$156

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and December 31, 2009 and the results of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009 and changes in cash flows for the nine months ended September 30, 2010 and 2009.

Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2009 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted earnings per share on the Consolidated Condensed Statements of Income. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 2.6 million shares were not included in the diluted weighted average shares amount for the three and nine months ended September 30, 2010 due to the exercise price being greater than the average stock price. For the three and nine months ended September 30, 2009, 3.1 and 3.3 million shares, consisting of stock options and SARs, are not included in the diluted weighted average shares amount as their effects are antidilutive.

In August of 2010, CNA issued $500 million of 5.875% senior notes due August 15, 2020.

Sale of Assets – On April 30, 2010, HighMount completed the sale of exploration and production assets located in the Antrim Shale in Michigan and on May 28, 2010, HighMount completed the sale of exploration and production assets located in the Black Warrior Basin in Alabama. These sales did not have a material impact on the Consolidated Condensed Statements of Income. HighMount used the net proceeds from the sale, of approximately $500 million, to reduce the outstanding debt under its term loans.

On July 7, 2010, Diamond Offshore completed the sale of one of its high performance, premium jack-up drilling rigs, the Ocean Shield, and recognized a pretax gain of approximately $31 million in the third quarter of 2010.

Accounting changes – In March of 2010, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance which amended the accounting and reporting requirements related to derivatives to provide clarifying language regarding when embedded credit derivative features, including those in synthetic collateralized debt and loan obligations, are considered embedded derivatives subject to potential bifurcation. The adoption of this updated accounting guidance as of July 1, 2010 did not have a material impact on the Company’s financial condition or results of operations.

In June of 2009, the FASB issued updated accounting guidance which amended the requirements for determination of the primary beneficiary of a variable interest entity, required an ongoing assessment of whether an entity is the primary beneficiary and required enhanced interim and annual disclosures. The updated accounting guidance became effective for quarterly and annual reporting periods beginning after November 15, 2009, except for investment company type entities for which the requirements under this guidance have been deferred indefinitely. The adoption of this updated accounting guidance as of January 1, 2010 had no impact on the Company’s financial condition or results of operations.

New accounting standards not yet adopted – In October of 2010, the FASB issued updated accounting guidance which limits the capitalization of costs incurred to acquire or renew insurance contracts to those that are incremental direct costs of successful contract acquisitions. The updated accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company is currently assessing the impact this updated accounting guidance will have on its financial condition and results of operations, and expects that amounts capitalized under the updated guidance will be less than under the Company’s current accounting practice.

2. Investments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In millions)

Net investment income consisted of:

Fixed maturity securities	$511	$496	$1,540	$1,458
Short term investments	4	9	18	33
Limited partnerships	91	156	178	245
Equity securities	7	11	26	39
Income from trading portfolio (a)	52	65	68	163
Other	3	2	8	6

Total investment income	668	739	1,838	1,944
Investment expenses	(14)	(13)	(41)	(36)

Net investment income	$654	$726	$1,797	$1,908

(a) Includes net unrealized gains related to changes in fair value on trading securities still held of $55 million, $67 million, $52 million and $104 million for the respective periods.

Investment gains (losses) are as follows:

Fixed maturity securities	$76	$(112)	$169	$(862)
Equity securities	(17)	19	(42)	(133)
Derivative instruments	(1)	(13)	(32)	51
Short term investments	1	2	5	11
Other	3	4	(6)	5

Investment gains (losses) (a)	$62	$(100)	$94	$(928)

(a)     Includes gross realized gains of $124 million, $168 million, $359 million and $449 million and gross realized losses of $65 million, $261 million, $232 million and $1,444 million on available-for-sale securities for the respective periods.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In millions)

Fixed maturity securities available-for-sale:
Asset-backed securities:
Residential mortgage-backed securities	$18	$108	$55	$376
Commercial mortgage-backed securities		4	2	185
Other asset-backed securities			2	31

Total asset-backed securities	18	112	59	592
States, municipalities and political subdivisions securities		12	20	27
Corporate and other bonds	17	24	59	308
Redeemable preferred stock				9

Total fixed maturities available-for-sale	35	148	138	936

Equity securities available-for-sale:
Common stock	5		10	4
Preferred stock	4		13	217

Total equity securities available-for-sale	9	—	23	221

Net OTTI losses recognized in earnings	$44	$148	$161	$1,157

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

The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that CNA intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. In order to determine if a credit loss exists, the factors considered by the Impairment Committee include: (i) the financial condition and near term prospects of the issuer, (ii) whether the debtor is current on interest and principal payments, (iii) credit ratings of the securities and (iv) general market conditions and industry or sector specific outlook. CNA also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as an OTTI loss in Other comprehensive income.

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

The amortized cost and fair values of securities are as follows:

September 30, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$130	$18	$1	$147
Asset-backed securities:
Residential mortgage-backed securities	6,090	154	267	5,977	$214
Commercial mortgage-backed securities	1,032	34	65	1,001
Other asset-backed securities	650	23	8	665

Total asset-backed securities	7,772	211	340	7,643	214
States, municipalities and political subdivisions securities	7,782	472	246	8,008
Foreign government securities	590	25		615
Corporate and other bonds	20,035	2,189	69	22,155
Redeemable preferred stock	47	6		53

Fixed maturities available- for-sale	36,356	2,921	656	38,621	214
Fixed maturities, trading	312	2	16	298

Total fixed maturities	36,668	2,923	672	38,919	214

Equity securities:
Common stock	94	19	1	112
Preferred stock	371	55	7	419

Equity securities available-for-sale	465	74	8	531
Equity securities, trading	472	110	35	547

Total equity securities	937	184	43	1,078	—

Total	$37,605	$3,107	$715	$39,997	$214

December 31, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$184	$16	$1	$199
Asset-backed securities:
Residential mortgage-backed securities	7,470	72	604	6,938	$246
Commercial mortgage-backed securities	709	10	135	584	3
Other asset-backed securities	858	14	40	832

Total asset-backed securities	9,037	96	779	8,354	249
States, municipalities and political subdivisions securities	7,280	203	359	7,124
Foreign government securities	467	14	2	479
Corporate and other bonds	18,410	1,107	288	19,229	26
Redeemable preferred stock	51	4	1	54

Fixed maturities available-for-sale	35,429	1,440	1,430	35,439	275
Fixed maturities, trading	395	3	21	377

Total fixed maturities	35,824	1,443	1,451	35,816	275

Equity securities:
Common stock	61	14	2	73
Preferred stock	572	40	41	571

Equity securities available-for-sale	633	54	43	644	—
Equity securities, trading	310	109	56	363

Total equity securities	943	163	99	1,007	—

Total	$36,767	$1,606	$1,550	$36,823	$275

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		Greater than 12 Months		Total
September 30, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies			$10	$1	$10	$1
Asset-backed securities:
Residential mortgage-backed securities	$636	$10	2,086	257	2,722	267
Commercial mortgage-backed securities	122	1	321	64	443	65
Other asset-backed securities	24		60	8	84	8

Total asset-backed securities	782	11	2,467	329	3,249	340
States, municipalities and political subdivisions securities	151	4	1,344	242	1,495	246
Corporate and other bonds	472	9	745	60	1,217	69

Total fixed maturities available-for-sale	1,405	24	4,566	632	5,971	656

Equity securities available-for-sale:
Common stock	13	1	1		14	1
Preferred stock	64	1	135	6	199	7

Total equity securities available-for-sale	77	2	136	6	213	8

Total	$1,482	$26	$4,702	$638	$6,184	$664

	Less than 12 Months		Greater than 12 Months		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$21	$1			$21	$1
Asset-backed securities:
Residential mortgage-backed securities	1,945	43	$3,069	$561	5,014	604
Commercial mortgage-backed securities	21	1	456	134	477	135
Other asset-backed securities	170	1	119	39	289	40

Total asset-backed securities	2,136	45	3,644	734	5,780	779
States, municipalities and political subdivisions securities	1,036	30	2,086	329	3,122	359
Foreign government securities	154	1	7	1	161	2
Corporate and other bonds	2,395	44	1,948	244	4,343	288
Redeemable preferred stock	3		14	1	17	1

Total fixed maturities available- for-sale	5,745	121	7,699	1,309	13,444	1,430

Equity securities available-for-sale:
Common stock	8	1	12	1	20	2
Preferred stock			426	41	426	41

Total equity securities available- for-sale	8	1	438	42	446	43

Total	$5,753	$122	$8,137	$1,351	$13,890	$1,473

The amount of pretax net unrealized gains on available-for-sale securities reclassified out of Accumulated other comprehensive income (“AOCI”) into earnings was $62 million and $133 million for the three and nine months ended September 30, 2010. The amount of pretax net unrealized losses on available-for-sale securities reclassified out of AOCI into earnings was $92 million and $989 million for the three and nine months ended September 30, 2009.

Activity for the three and nine months ended September 30, 2010 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at September 30, 2010 was as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
(In millions)

Beginning balance of credit losses on fixed maturity securities	$171	$164

Additional credit losses for which an OTTI loss was previously recognized	4	26
Credit losses for which an OTTI loss was not previously recognized	1	9
Reductions for securities sold during the period	(27)	(50)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(8)	(8)

Ending balance of credit losses on fixed maturity securities	$141	$141

Activity for the three months ended September 30, 2009 and for the period from April 1, 2009 to September 30, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at September 30, 2009 was as follows:

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

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.

The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s and Moody’s Investors Service, Inc. in that order of preference. If a security is not rated by these providers, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

Asset-Backed Securities

The fair value of total asset-backed holdings at September 30, 2010 was $7,643 million which was comprised of 2,095 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 173 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

Residential mortgage-backed securities include 185 non-agency structured securities in a gross unrealized loss position. In addition, there were 49 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss for residential mortgage-backed securities was approximately 8.9% of amortized cost.

Commercial mortgage-backed securities include 29 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 12.8% of amortized cost. Other asset-backed securities include 10 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 8.7% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

September 30, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government Agencies	$492	$486	$6
AAA	1,307	1,217	90
AA	235	204	31
A	286	240	46
BBB	243	210	33
Non-investment grade and equity tranches	1,026	892	134

Total	$3,589	$3,249	$340

The Company believes the unrealized losses are primarily attributable to broader economic conditions and wider than historical bid/ask spreads, and are not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of amortized cost and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2010.

States, Municipalities and Political Subdivisions Securities

The holdings in this portfolio consist of both tax-exempt and taxable special revenue and assessment bonds, representing 71.1% of the overall portfolio, followed by general obligation political subdivision bonds at 20.1% and state general obligation bonds at 8.8%.

The unrealized losses on the Company’s investments in this portfolio are due to market conditions in certain sectors or states that continued to lag behind the broader municipal market performance. Yields for certain issuers and types of securities, such as zero coupon bonds, auction rate securities and tobacco securitizations, continue to be higher than historical norms relative to after tax returns on similar fixed income alternatives. The holdings for all securities in this category include 148 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 14.1% of amortized cost.

The states, municipalities and political subdivisions securities in a gross unrealized loss position by ratings distribution are as follows:

September 30, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

AAA	$632	$597	$35
AA	447	359	88
A	156	148	8
BBB	484	370	114
Non-investment grade	22	21	1

Total	$1,741	$1,495	$246

The largest exposures at September 30, 2010 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $109 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $70 million. All of these securities are rated investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2010.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2010 and December 31, 2009. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	September 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,198	$1,200	$1,240	$1,219
Due after one year through five years	10,948	11,528	10,046	10,244
Due after five years through ten years	10,234	10,830	10,647	10,539
Due after ten years	13,976	15,063	13,496	13,437

Total	$36,356	$38,621	$35,429	$35,439

Investment Commitments

As of September 30, 2010, the Company had committed approximately $210 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of September 30, 2010, the Company had commitments to purchase $242 million and sell $85 million of such investments.

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

The fair values of CNA’s life settlement contracts are included in Other assets. Equity options purchased are included in Equity Securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

September 30, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$87	$60		$147
Asset-backed securities:
Residential mortgage-backed securities		5,331	$646	5,977
Commercial mortgage-backed securities		923	78	1,001
Other asset-backed securities		419	246	665

Total asset-backed securities	—	6,673	970	7,643
States, municipalities and political subdivisions securities		7,550	458	8,008
Foreign government securities	115	500		615
Corporate and other bonds		21,555	600	22,155
Redeemable preferred stock	3	49	1	53

Fixed maturities available-for-sale	205	36,387	2,029	38,621
Fixed maturities, trading	25	85	188	298

Total fixed maturities	$230	$36,472	$2,217	$38,919

Equity securities available-for-sale	$376	$133	$22	$531
Equity securities, trading	547			547

Total equity securities	$923	$133	$22	$1,078

Short term investments	$5,252	$845	$2	$6,099
Other invested assets			28	28
Receivables		104	3	107
Life settlement contracts			136	136
Separate account business	36	385	41	462
Payable to brokers	(84)	(90)	(16)	(190)
Discontinued operations investments, included in Other liabilities	7	66		73

December 31, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$145	$54		$199
Asset-backed securities:
Residential mortgage-backed securities		6,309	$629	6,938
Commercial mortgage-backed securities		461	123	584
Other asset-backed securities		484	348	832

Total asset-backed securities	—	7,254	1,100	8,354
States, municipalities and political subdivisions securities		6,368	756	7,124
Foreign government securities	139	340		479
Corporate and other bonds		18,620	609	19,229
Redeemable preferred stock	3	49	2	54

Fixed maturities available-for-sale	287	32,685	2,467	35,439
Fixed maturities, trading	102	78	197	377

Total fixed maturities	$389	$32,763	$2,664	$35,816

Equity securities available-for-sale	$503	$130	$11	$644
Equity securities, trading	363			363

Total equity securities	$866	$130	$11	$1,007

Short term investments	$6,818	$397		$7,215
Receivables		53	$2	55
Life settlement contracts			130	130
Separate account business	43	342	38	423
Payable to brokers	(87)	(135)	(50)	(272)
Discontinued operations investments, included in Other liabilities	19	106	16	141

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009:

2010	Balance, July 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
		Included in Net Income	Included in OCI
(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$659	$1	$(9)	$(5)			$646
Commercial mortgage-backed securities	95		3			$(20)	78
Other asset-backed securities	306	(1)	7	(66)			246

Total asset-backed securities	1,060		1	(71)		(20)	970
States, municipalities and political subdivisions securities	539		3	(84)			458
Corporate and other bonds	718	1	18	(83)		(54)	600	$(1)
Redeemable preferred stock	1						1

Fixed maturities available-for-sale	2,318	1	22	(238)		(74)	2,029	(1)
Fixed maturities, trading	191	(2)		(1)			188	(2)

Total fixed maturities	$2,509	$(1)	$22	$(239)	$—	$(74)	$2,217	$(3)

Equity securities available-for-sale	$4	$(3)		$15	$6		$22	$(4)
Short term investments	21			(8)		$(11)	2
Other invested assets	—	2		26			28	2
Life settlement contracts	134	8		(6)			136	4
Separate account business	37			4			41
Derivative financial instruments, net	4	(3)	$(15)	1			(13)

	Balance, July 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2009		Included in Net Income	Included in OCI
(In millions)
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$808	$1	$62	$20		$(154)	$737	$(1)
Commercial mortgage-backed securities	175	(3)	28	11			211	(3)
Other asset-backed securities	141	1	14	132			288

Total asset-backed securities	1,124	(1)	104	163		(154)	1,236	(4)
States, municipalities and political subdivisions securities	785		19	(34)			770
Corporate and other bonds	730	(10)	67	43	$5	(83)	752	(10)
Redeemable preferred stock	1		1				2

Fixed maturities available-for-sale	2,640	(11)	191	172	5	(237)	2,760	(14)
Fixed maturities, trading	229	5		(18)			216	3

Total fixed maturities	$2,869	$(6)	$191	$154	$5	$(237)	$2,976	$(11)

Equity securities available-for-sale	$209					$(199)	$10
Short term investments	—		$1	$7			8
Life settlement contracts	126	$8		(5)			129	$5
Separate account business	38			3		(1)	40
Discontinued operations investments	13		3				16
Derivative financial instruments, net	(7)	(12)	(10)	12			(17)	(4)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009:

2010	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
		Included in Net Income	Included in OCI
(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$629	$(7)	$20	$50		$(46)	$646	$(10)
Commercial mortgage-backed securities	123	(1)	1	6	$7	(58)	78	(2)
Other asset-backed securities	348	3	29	(89)		(45)	246	(1)

Total asset-backed securities	1,100	(5)	50	(33)	7	(149)	970	(13)
States, municipalities and political subdivisions securities	756		9	(307)			458
Corporate and other bonds	609	10	56	29	23	(127)	600	(2)
Redeemable preferred stock	2	6		(7)			1

Fixed maturities available-for-sale	2,467	11	115	(318)	30	(276)	2,029	(15)
Fixed maturities, trading	197	6		(15)			188	5

Total fixed maturities	$2,664	$17	$115	$(333)	$30	$(276)	$2,217	$(10)

Equity securities available-for-sale	$11	$(4)		$14	$8	$(7)	$22	$(5)
Short term investments	—			12	1	(11)	2
Other invested assets	—	2		26			28	2
Life settlement contracts	130	25		(19)			136	11
Separate account business	38			3			41
Discontinued operations investments	16		$1	(2)		(15)	—
Derivative financial instruments, net	(48)	(18)	27	26			(13)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2009	Balance, January 1	Included in Net Income	Included in OCI
(In millions)
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(22)	$98	$(28)	$71	$(164)	$737	$(13)
Commercial mortgage-backed securities	186	(168)	170	(3)	26		211	(166)
Other asset-backed securities	139	(29)	54	90	153	(119)	288	(31)

Total asset-backed securities	1,107	(219)	322	59	250	(283)	1,236	(210)
States, municipalities and political subdivisions securities	750		74	(54)			770
Foreign government securities	6					(6)
Corporate and other bonds	616	(15)	113	110	23	(95)	752	(15)
Redeemable preferred stock	13	(9)	9	7		(18)	2	(9)

Fixed maturities available-for-sale	2,492	(243)	518	122	273	(402)	2,760	(234)
Fixed maturities, trading	218	14		(20)	4		216	7

Total fixed maturities	$2,710	$(229)	$518	$102	$277	$(402)	$2,976	$(227)

Equity securities available-for-sale	$210		$(1)			$(199)	$10
Short term investments	—		1	$7			8
Life settlement contracts	129	$24		(24)			129	$7
Separate account business	38			3		(1)	40
Discontinued operations investments	15		3	(2)			16
Derivative financial instruments, net	(72)	23	(22)	54			(17)	(11)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

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

Short Term Investments

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are observable. Level 3 securities include bank debt securities purchased within one year of maturity where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency to the market inputs used.

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

Financial Assets and Liabilities Not Measured at Fair Value

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Condensed Balance Sheets are listed in the table below.

	September 30, 2010		December 31, 2009

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

(In millions)

Financial assets:
Other invested assets	$70	$71

Financial liabilities:
Premium deposits and annuity contracts	$100	$105	$105	$106
Short term debt	647	669	10	10
Long term debt	8,829	9,463	9,475	9,574

The following methods and assumptions were used in estimating the fair value of these financial assets and liabilities.

The fair value of other invested assets is based on the present value of the expected future cash flows discounted at the current interest rate for similar financial instruments.

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

The Company uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity price risk, commodity price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.

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

Foreign currency risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Australian dollars, Brazilian reais, British pounds, Canadian dollars and the European Monetary Unit. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency forwards. In May of 2009, Diamond Offshore began a hedging strategy and designated certain of its qualifying foreign currency forward exchange contracts as cash flow hedges.

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

The tables below summarize open CDS contracts where the Company sold credit protection as of September 30, 2010 and December 31, 2009. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.

September 30, 2010	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity

(In millions)

BB-rated		$5	2.7
B-rated		3	1.7

Total	$—	$8	2.4

December 31, 2009

B-rated		$8	3.1

Total	$—	$8	3.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Condensed Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $2 million at September 30, 2010 and $7 million at December 31, 2009. The fair value of cash collateral received from counterparties was $1 million at September 30, 2010 and December 31, 2009.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio reviewed quarterly. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $103 million at September 30, 2010. HighMount was not required to post any collateral under the governing agreements. At September 30, 2010, HighMount was in compliance with all of its covenants under the derivatives agreements.

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

	September 30, 2010			December 31, 2009

	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,095		$(90)	$1,600		$(135)
Commodities:
Forwards – short	492	$105	(12)	715	$50	(39)
Foreign exchange:
Currency forwards – short	27	2		114	3
Other				13	2

Without hedge designation

Equity markets:
Options – purchased	170	29		242	45
Options – written	263		(10)	282		(9)

Interest rate risk:
Interest rate swaps	5		(1)	9
Credit default swaps – purchased protection	25		(3)	116		(11)
Credit default swaps – sold protection	8			8
Futures – short	28			132

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $342 million and $1.1 billion in notional value while derivative termination activity totaled approximately $361 million and $1.1 billion during the three and nine months ended September 30, 2010. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities. During the three and nine months ended September 30, 2009, new derivative transactions entered into totaled approximately $7.7 billion and $18.2 billion in notional value while derivative termination activity totaled approximately $8.1 billion and $19.5 billion. This activity was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. Changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Included in Net investment income:

Equity risk:
Equity options – purchased	$(7)	$(19)	$(10)	$(39)
Equity options – written	10	17	15	47
Futures – long	(3)	2	(6)	13
Futures – short	(1)		(4)
Foreign exchange:
Currency forwards – long	2			(6)
Currency forwards – short	(8)	1	(9)	8
Currency options – short	1		(1)
Interest rate risk:
Credit default swaps – purchased protection		(20)		(8)
Credit default swaps – sold protection		20		12
Options on government securities – short	(66)	(7)	(66)	7
Futures – long	4		(14)	5
Futures – short	14	(5)	14	(16)
Other		(9)	(2)	(3)

	(54)	(20)	(83)	20

Included in Investment gains (losses):

Equity options – written				15
Interest rate risk:
Interest rate swaps			(44)	59
Credit default swaps – purchased protection	(1)	(11)	(1)	(46)
Credit default swaps – sold protection				2
Futures – short		(2)		21
Commodity forwards – short			13

	(1)	(13)	(32)	51

Included in Other revenues:

Currency forwards – short				9

Total	$(55)	$(33)	$(115)	$80

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of September 30, 2010, approximately 78.6 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. The effective portion of these commodity hedges is reclassified from AOCI into earnings when the anticipated transaction affects earnings. Approximately 19% of these derivatives have settlement dates in 2010 and 61% have settlement dates in 2011. As of September 30, 2010, the estimated amount of net unrealized gains associated with commodity contracts that will be reclassified into earnings during the next twelve months was $78 million. However, these amounts are likely to vary materially as a result of changes in market conditions. Diamond Offshore uses foreign currency forward exchange contracts to reduce exposure to foreign currency losses on future foreign currency expenditures. The effective portion of these hedges is reclassified from AOCI into earnings when the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. As of

September 30, 2010, the estimated amount of net unrealized gains associated with these contracts that will be reclassified into earnings over the next twelve months was $2 million. The Company also uses interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. As of September 30, 2010, the estimated amount of net unrealized losses associated with interest rate swaps that will be reclassified into earnings during the next twelve months was $54 million. However, this is likely to vary as a result of changes in LIBOR. For the three and nine months ended September 30, 2010 and 2009, the net amounts recognized due to ineffectiveness were less than $1 million.

In the first quarter of 2010, HighMount determined that a portion of the expected underlying transactions related to its hedging activities were no longer probable of occurring and discontinued hedge accounting treatment for a portion of its interest rate cash flow hedges and its commodity price swaps. HighMount entered into definitive sales agreements for exploration and production assets in the Antrim Shale in Michigan in March 2010 and Black Warrior Basin in Alabama in April 2010. As a result, HighMount recognized losses of $36 million in Investment gains (losses) in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2010, reflecting the reclassification of net derivative losses from AOCI to earnings. These amounts are reflected in the table below.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into Income for derivatives designated as cash flow hedges and for the de-designated hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Amount of gain (loss) recognized in OCI

Commodities	$34	$(13)	$151	$90
Foreign exchange	6	2	1	8
Interest rate	(10)	(23)	(44)	(19)

Total	$30	$(34)	$108	$79

Amount of gain (loss) reclassified from AOCI into income

Commodities	$23	$67	$71	$206
Foreign exchange		2	1	2
Interest rate	(13)	(19)	(92)	(50)

Total	$10	$50	$(20)	$158

Location of gain (loss) reclassified from AOCI into income:

Type of cash flow hedge	Consolidated Condensed Statements of Income line items

Commodities	Other revenues and Investment gains (losses)
Foreign exchange	Contract drilling expenses
Interest rate	Interest and Investment gains (losses)

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. Short sales of equity securities resulted in proceeds of $67 million and $66 million with fair value liabilities of $73 million and $78 million at September 30, 2010 and December 31, 2009. These positions are marked to market and investment gains or losses are included in Net investment income in the Consolidated Condensed Statements of Income.

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

Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers’ compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $12 million and $100 million for the three and nine months ended September 30, 2010. Catastrophe losses in 2010 related primarily to wind and thunderstorms. CNA reported catastrophe losses, net of reinsurance, of $23 million and $79 million for the three and nine months ended September 30, 2009. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of CNA’s Asbestos and Environmental Pollution (“A&EP”) reserves.

A&EP Reserves

On August 31, 2010, Continental Casualty Company together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO.

Under the terms of the NICO transaction, effective January 1, 2010 CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion (“Loss Portfolio Transfer”). Included in the $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves was approximately $90 million of net claim and allocated claim adjustment expense reserves relating to CNA’s discontinued operations. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO is net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. However, unallocated claim adjustment expenses are not subject to the aggregate reinsurance limit.

CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million. As of August 31, 2010, NICO deposited approximately $2.2 billion in a collateral trust account as security for its obligations to CNA. This $2.2 billion will be reduced by the amount of net A&EP claim and allocated claim adjustment expense payments. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to CNA’s A&EP claims.

The following table displays the impact of the Loss Portfolio Transfer on the Consolidated Condensed Statements of Income:

2010
(In millions)

Other operating expenses	$ (529)
Income tax benefit	185

Loss from continuing operations, included in the Other Insurance segment	(344)
Loss from discontinued operations	(21)

Net loss	(365)
Amounts attributable to noncontrolling interests	37

Net loss attributable to Loews Corporation	$ (328)

In connection with the transfer of billed third party reinsurance receivables related to A&EP claims and the coverage of credit risk afforded under the terms of the Loss Portfolio Transfer, CNA reduced its allowance for uncollectible reinsurance receivables on billed third party reinsurance receivables and ceded claim and allocated claim adjustment expense reserves by $200 million. This reduction is reflected in Other operating expenses presented above.

At September 30, 2010, the gross A&EP claim and allocated claim adjustment expense reserves were $2.5 billion which were ceded under the Loss Portfolio Transfer and other existing third party reinsurance agreements. At September 30, 2010, the remaining amount available under the $4.0 billion aggregate limit of the Loss Portfolio Transfer was $2.4 billion on an incurred basis. The net ultimate losses paid under the Loss Portfolio Transfer were $172 million through September 30, 2010.

The Loss Portfolio Transfer is considered a retroactive reinsurance contract. In the event that the cumulative claim and allocated claim adjustment expenses ceded under the Loss Portfolio Transfer exceed the consideration paid, the resulting gain from such excess would be deferred. A cumulative amortization adjustment would be recognized in earnings in the period such excess arises so that the resulting deferred gain would reflect the balance that would have existed if the revised estimate was available at the inception date of the Loss Portfolio Transfer.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other Insurance. Unfavorable net prior year development of $26 million was recorded in the Life & Group Non-Core segment for the three months ended September 30, 2010. There was no net prior year development recorded in the Life & Group Non-Core segment for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009 for the Life & Group Non-Core segment, favorable net prior year development of $81 million and $75 million was recorded. These amounts included the impact of a settlement reached in September 2009 with Willis Limited that resolved litigation related to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay CNA a total of $130 million, which was reported as a loss recovery of $94 million, net of reinsurance.

Three Month Comparison

Three Months Ended September 30, 2010	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&EP)	$(65)	$(26)	$2	$ (89)
Pretax (favorable) unfavorable premium development	(2)	(2)		(4)

Total pretax (favorable) unfavorable net prior year development	$(67)	$(28)	$2	$ (93)

Three Months Ended September 30, 2009

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&EP)	$(39)	$(21)	$1	$ (59)
Pretax (favorable) unfavorable premium development	3	9		12

Total pretax (favorable) unfavorable net prior year development	$(36)	$(12)	$1	$ (47)

2010 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to surety and professional liability coverages.

Favorable claim and allocated claim adjustment expense reserve development of approximately $38 million was recorded for surety coverages primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2007 and prior.

Favorable claim and allocated claim adjustment expense reserve development of approximately $27 million was recorded for directors & officers and errors & omissions coverages for large firms. This favorable development was primarily the result of reviews of large claims in accident years 2007 and prior.

Both favorable and unfavorable claim and allocated claim adjustment expense reserve development was recorded for medical professional liability coverages. Favorable development was recorded in nursing home liability business, primarily in accident years 2007 and prior due to favorable incurred emergence. Unfavorable development was recorded for products liability coverage in accident years 2008 and 2009 due to increased frequency of large losses related to medical products.

Both favorable and unfavorable claim and allocated claim adjustment expense reserve development occurred in professional liability lines primarily related to errors & omission and employment practice liability coverages. The favorable development primarily related to accident years 2007 and prior and was the result of decreased severity and a decrease in excess loss expectations. The unfavorable development in accident years 2008 and 2009 was driven by the economic recession and higher unemployment.

CNA Commercial

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability, umbrella, property and marine coverages, partially offset by unfavorable experience in workers’ compensation.

Favorable claim and allocated claim adjustment expense reserve development of approximately $70 million was recorded for general liability and umbrella coverages primarily due to better than expected loss emergence in accident years 2006 and prior.

Favorable claim and allocated claim adjustment expense reserve development of approximately $28 million was recorded for property and marine coverages in CNA’s international commercial book due to lower than expected frequency of large claims primarily in accident year 2009.

Favorable claim and allocated claim adjustment expense reserve development of approximately $23 million was recorded for marine business. This development was primarily the result of decreased claim frequency, favorable salvage recoveries in accident year 2008 for cargo business and lower severity for excess liability in accident years 2005 and prior.

Unfavorable claim and allocated claim adjustment expense reserve development of approximately $60 million was recorded for excess workers’ compensation primarily due to increased frequency in accident years 2004 and prior.

Unfavorable claim and allocated claim adjustment expense reserve development of approximately $42 million was related to increased severity of indemnity losses relative to expectations on workers’ compensation claims related to Defense Base Act contractors primarily in accident years 2008 and prior.

2009 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in professional liability, directors & officers and surety business.

Approximately $20 million of favorable development was recorded for professional liability coverages driven by lower than expected large claim frequency, primarily related to accountants and lawyers in accident years 2004 through 2006. Approximately $11 million of favorable development was primarily related to directors & officers coverages in accident years 2003 through 2006. This favorable development related primarily to lower than expected large claim frequency. An additional $7 million of favorable development was recorded for surety business primarily in accident years 2004, due to claims closing favorable to expectations, and 2006, due to lower than expected claim frequency.

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

Approximately $47 million of unfavorable development was due to increased paid and incurred severity on worker’s compensation business, primarily in accident years 2004, 2007 and 2008 on small and middle market business.

Nine Month Comparison

Nine Months Ended September 30, 2010	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&EP)	$(215)	$(229)	$5	$ (439)
Pretax (favorable) unfavorable premium development	(5)	54	(3)	46

Total pretax (favorable) unfavorable net prior year development	$(220)	$(175)	$2	$ (393)

Nine Months Ended September 30, 2009

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&EP)	$(103)	$(148)	$6	$ (245)
Pretax (favorable) unfavorable premium development		85	(3)	82

Total pretax (favorable) unfavorable net prior year development	$(103)	$(63)	$3	$ (163)

2010 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to professional liability and surety coverages.

Favorable claim and allocated claim adjustment expense reserve development of approximately $164 million was recorded for errors & omissions and directors & officers’ coverages due to several factors, including reduced frequency of large claims, primarily in accident years 2007 and prior, and the result of reviews of large claims in accident years 2007 and prior.

Favorable claim and allocated claim adjustment expense reserve development of approximately $52 million was recorded for medical professional liability coverages. Favorable development was primarily due to favorable incurred emergence, primarily in accident years 2007 and prior. Unfavorable development in accident years 2008 and 2009 was due to increased frequency of large losses related to medical products.

Favorable claim and allocated claim adjustment expense reserve development of approximately $49 million was recorded for surety coverages primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2007 and prior.

Unfavorable claim and allocated claim adjustment expense reserve development of approximately $66 million was recorded for employment practices liability and errors & omissions coverages. The unfavorable development in accident years 2008 and 2009 was driven by the economic recession and higher unemployment.

CNA Commercial

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in property, general liability, umbrella, auto and international casualty coverages.

Favorable claim and allocated claim adjustment expense reserve development of approximately $109 million was recorded for property coverages. Favorable development of $53 million was due to favorable incurred loss emergence, primarily in accident years 2008 and 2009 related to catastrophes. Additional favorable development of approximately $56 million was due to decreased severity in accident years 2009 and prior related to non-catastrophes.

Favorable claim and allocated claim adjustment expense reserve development of approximately $79 million was recorded for international commercial coverages. Approximately $32 million of favorable development was recorded due to decreased frequency across several lines within CNA’s Hawaiian affiliate, primarily in accident years 2008 and prior. Approximately $23 million of favorable development was primarily due to a commutation within CNA’s European affiliate’s book of renewable energy business. Approximately $26 million of favorable development was recorded for property and marine coverages in CNA’s international commercial book due to lower than expected frequency of large claims primarily in accident year 2009.

Favorable claim and allocated claim adjustment expense reserve development of approximately $78 million was recorded for general liability and umbrella coverages primarily due to better than expected loss emergence in accident years 2006 and prior.

Favorable claim and allocated claim adjustment expense reserve development of approximately $62 million was recorded for commercial auto coverages primarily due to decreased frequency and severity trends in accident years 2009 and prior.

Favorable claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded for marine business. This development was primarily the result of decreased claim frequency, favorable salvage recoveries in recent accident years and lower severity for excess liability in accident years 2005 and prior.

Unfavorable claim and allocated claim adjustment expense reserve development of approximately $60 million was recorded for excess workers’ compensation primarily due to increased frequency in accident years 2004 and prior.

Unfavorable claim and allocated claim adjustment expense reserve development of approximately $44 million was related to increased severity of indemnity losses relative to expectations on workers’ compensation claims related to Defense Base Act contractors primarily in accident years 2008 and prior.

Unfavorable claim and allocated claim adjustment expense reserve development of approximately $35 million was due to increased claim frequency in a portion of CNA’s primary casualty surplus lines book in accident years 2008 and 2009.

Unfavorable premium development of approximately $54 million was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

2009 Net Prior Year Development

CNA Specialty

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, professional liability, directors & officers and surety business.

Favorable development of approximately $25 million for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations. Additional favorable development of $35 million was recorded for professional liability coverages. This favorable experience was related to several items, including favorable experience on a number of large claims related to financial institutions in accident years 2003 and prior, decreased frequency of large claims in accident years 2007 and prior related to financial institutions, and lower than expected large claim frequency related to accountants and lawyers in accident years 2004 through 2006. Approximately $30 million of favorable development was primarily related to directors & officers coverages in accident years 2003 through 2006. This favorable development related primarily to lower than expected large claim frequency. An additional $7 million of favorable development was recorded for surety business primarily in accident years 2004, due to claims closing favorable to expectations, and 2006, due to lower than expected claim frequency. An additional $4 million of favorable development was a result of favorable outcomes on claims relating to catastrophes in accident year 2005.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Service cost	$7	$6	$20	$19
Interest cost	42	42	125	128
Expected return on plan assets	(44)	(39)	(132)	(117)
Amortization of unrecognized net loss	7	8	21	22

Net periodic benefit cost	$12	$17	$34	$52

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Service cost	$1	$1	$2	$2
Interest cost	3	4	9	10
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized net loss			2	1
Amortization of unrecognized prior service benefit	(6)	(6)	(18)	(18)
Regulatory asset decrease	1	1	4	4

Net periodic benefit cost	$(2)	$(1)	$(4)	$(4)

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

CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Other Insurance. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other Insurance primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re and A&EP.

Diamond Offshore’s business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On September 30, 2010, Diamond Offshore’s drilling rigs were located offshore twelve countries in addition to the United States. On July 7, 2010, Diamond Offshore completed the sale of one of its high performance, premium jack-up drilling rigs, the Ocean Shield.

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas. In the second quarter of 2010, HighMount sold its exploration and production assets located in the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. The Michigan and Alabama properties represented approximately 17%, in aggregate, of HighMount’s total proved reserves as of December 31, 2009.

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

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$899	$859	$2,640	$2,336
CNA Commercial	1,069	1,095	3,123	2,885
Life and Group Non-Core	351	341	992	794
Other Insurance	44	45	156	59

Total CNA Financial	2,363	2,340	6,911	6,074
Diamond Offshore	833	919	2,518	2,762
HighMount	98	144	351	466
Boardwalk Pipeline	264	206	821	631
Loews Hotels	74	67	230	213
Corporate and other	69	62	69	149

Total	$3,701	$3,738	$10,900	$10,295

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$250	$205	$768	$407
CNA Commercial	188	105	538	73
Life and Group Non-Core	(59)	83	(125)	(199)
Other Insurance	(545)	(3)	(538)	(89)

Total CNA Financial	(166)	390	643	192
Diamond Offshore	298	474	1,023	1,445
HighMount	30	66	105	(894)
Boardwalk Pipeline	55	16	196	85
Loews Hotels	(1)	(26)	4	(49)
Corporate and other	42	38	(14)	68

Total	$258	$958	$1,957	$847

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$139	$118	$432	$237
CNA Commercial	109	64	309	61
Life and Group Non-Core	(38)	58	(58)	(88)
Other Insurance	(313)	3	(303)	(37)

Total CNA Financial	(103)	243	380	173
Diamond Offshore	93	170	333	514
HighMount	19	40	56	(572)
Boardwalk Pipeline	21	9	80	39
Loews Hotels	(2)	(15)	1	(30)
Corporate and other	28	22	(9)	39

Income (loss) from continuing operations	56	469	841	163
Discontinued operations	(20)	(1)	(19)	(2)

Total	$36	$468	$822	$161

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) - Loews are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$15	$(35)	$60	$(227)
CNA Commercial	21	(69)	29	(438)
Life & Group Non-Core	20	21	15	(156)
Other Insurance	6	(17)	21	(108)

Total CNA Financial	62	(100)	125	(929)
Corporate and other			(31)	1

Total	$62	$(100)	$94	$(928)

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$8	$(21)	$35	$(135)
CNA Commercial	13	(42)	13	(260)
Life & Group Non-Core	11	12	7	(91)
Other Insurance	5	(10)	13	(63)

Total CNA Financial	37	(61)	68	(549)
Corporate and other			(19)

Total	$37	$(61)	$49	$(549)

8. Legal Proceedings

In August 2005, CNA and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (GEB). The plaintiffs’ consolidated class action complaint alleges bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the dismissal of their complaint to the Third Circuit Court of Appeals. In August 2010, the Court of Appeals affirmed the District Court’s dismissal of the antitrust claims and the RICO claims against CNA and certain insurance subsidiaries, but vacated the dismissal of those claims against other parties. The Court of Appeals also vacated and remanded the dismissal of the state law claims against CNA and certain insurance subsidiaries and other parties to allow for further proceedings before the District Court. The District Court has ordered that the briefing on any further motions to dismiss the remanded claims be completed in November, 2010. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

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

9. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2010, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

10. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2010 and December 31, 2009, and consolidating statements of income information for the nine months ended September 30, 2010 and 2009. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

September 30, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$43,526	$956	$125	$83	$51	$4,101		$48,842
Cash	82	29	2	6	10	3		132
Receivables	10,140	651	142	67	32	165	$(106)	11,091
Property, plant and equipment	288	4,291	1,324	6,330	350	36		12,619
Deferred income taxes	400		550				(950)	—
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						16,277	(16,277)	—
Other assets	748	566	18	352	27	12		1,723
Deferred acquisition costs of insurance subsidiaries	1,096							1,096
Separate account business	462							462

Total assets	$56,828	$6,513	$2,745	$7,001	$473	$20,594	$(17,333)	$76,821

Liabilities and Equity:

Insurance reserves	$37,584							$37,584
Payable to brokers	753		$117			$98		968
Short term debt	400				$72	175		647
Long term debt	2,251	$1,487	1,100	$3,251	148	692	$(100)	8,829
Deferred income taxes		553		387	57	510	(950)	557
Other liabilities	2,865	711	90	401	18	196	(6)	4,275
Separate account business	462							462

Total liabilities	44,315	2,751	1,307	4,039	295	1,671	(1,056)	53,322

Total shareholders’ equity	10,838	1,909	1,438	1,850	178	18,923	(16,277)	18,859
Noncontrolling interests	1,675	1,853		1,112				4,640

Total equity	12,513	3,762	1,438	2,962	178	18,923	(16,277)	23,499

Total liabilities and equity	$56,828	$6,513	$2,745	$7,001	$473	$20,594	$(17,333)	$76,821

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$41,996	$739	$80	$46	$61	$3,112		$46,034
Cash	140	39	3	4	2	2		190
Receivables	9,104	794	97	110	27	202	$(122)	10,212
Property, plant and equipment	304	4,442	1,778	6,348	362	40		13,274
Deferred income taxes	1,368		636				(1,377)	627
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,276	(15,276)	—
Other assets	712	220	47	343	19	5		1,346
Deferred acquisition costs of insurance subsidiaries	1,108							1,108
Separate account business	423							423

Total assets	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Liabilities and Equity:

Insurance reserves	$38,263							$38,263
Payable to brokers	253		$196			$91		540
Short term debt		$4			$6			10
Long term debt	2,303	1,487	1,600	$3,100	218	867	$(100)	9,475
Deferred income taxes		539		369	38	431	(1,377)	—
Other liabilities	2,889	560	112	416	38	281	(22)	4,274
Separate account business	423							423

Total liabilities	44,131	2,590	1,908	3,885	300	1,670	(1,499)	52,985

Total shareholders’ equity	9,674	1,864	1,317	2,179	174	16,967	(15,276)	16,899
Noncontrolling interests	1,436	1,800		950				4,186

Total equity	11,110	3,664	1,317	3,129	174	16,967	(15,276)	21,085

Total liabilities and equity	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$4,868							$4,868
Net investment income	1,692	$2			$1	$102		1,797
Intercompany interest and dividends						582	$(582)	—
Investment gains (losses)	125		$(31)					94
Contract drilling revenues		2,405						2,405
Other	226	111	351	$821	229	(2)		1,736

Total	6,911	2,518	320	821	230	682	(582)	10,900

Expenses:

Insurance claims and policyholders’ benefits	3,798							3,798
Amortization of deferred acquisition costs	1,038							1,038
Contract drilling expenses		1,009						1,009
Other operating expenses	1,319	420	197	513	219	46		2,714
Interest	113	66	49	112	7	43	(6)	384

Total	6,268	1,495	246	625	226	89	(6)	8,943

Income before income tax	643	1,023	74	196	4	593	(576)	1,957
Income tax expense	(185)	(336)	(37)	(51)	(3)	(7)		(619)

Income from continuing operations	458	687	37	145	1	586	(576)	1,338
Discontinued operations, net	(21)							(21)

Net income	437	687	37	145	1	586	(576)	1,317
Amounts attributable to noncontrolling interests	(76)	(354)		(65)				(495)

Net income attributable to Loews Corporation	$361	$333	$37	$80	$1	$586	$(576)	$822

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,035							$5,035
Net investment income	1,755	$4				$149		1,908
Intercompany interest and dividends						714	$(714)	—
Investment gains (losses)	(929)	1						(928)
Contract drilling revenues		2,664						2,664
Other	213	94	$466	$631	$213	(1)		1,616

Total	6,074	2,763	466	631	213	862	(714)	10,295

Expenses:

Insurance claims and policyholders’ benefits	3,919							3,919
Amortization of deferred acquisition costs	1,063							1,063
Contract drilling expenses		907						907
Impairment of natural gas and oil properties			1,036					1,036
Other operating expenses	805	383	264	451	255	44		2,202
Interest	95	27	60	95	7	37		321

Total	5,882	1,317	1,360	546	262	81	—	9,448

Income (loss) before income tax	192	1,446	(894)	85	(49)	781	(714)	847
Income tax (expense) benefit	27	(387)	322	(21)	19	(28)		(68)

Income (loss) from continuing operations	219	1,059	(572)	64	(30)	753	(714)	779
Discontinued operations, net	(2)							(2)

Net income (loss)	217	1,059	(572)	64	(30)	753	(714)	777
Amounts attributable to noncontrolling interests	(46)	(545)		(25)				(616)

Net income (loss) attributable to Loews Corporation	$171	$514	$(572)	$39	$(30)	$753	$(714)	$161

Note 11. Subsequent Event

CNA currently owns 62% of CNA Surety Corporation (“CNA Surety”) which is publicly-traded. CNA Surety is included in the consolidated condensed financial statements of the Company, with the minority common shareholders’ proportionate share of CNA Surety’s net income and net equity presented as Amounts attributable to noncontrolling interests. On November 1, 2010, CNA announced that it has proposed to acquire all of the outstanding shares of common stock of CNA Surety that it does not currently own for $22.00 per share. Any amount paid to acquire the common shares of CNA Surety not currently owned above or below the noncontrolling interest reflected in the Company’s equity would be reflected as an adjustment to the Company’s Additional paid-in capital. The noncontrolling interest in the Company’s equity related to CNA Surety at September 30, 2010 is $357 million. There can be no assurance that this transaction will be consummated at the price indicated above or at all.

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

Consolidated Financial Results

Net income for the third quarter of 2010 amounted to $36 million, or $0.09 per share, compared to net income of $468 million, or $1.08 per share, for the 2009 period. Net income for the nine months ended September 30, 2010 was $822 million, or $1.96 per share compared to $161 million, or $0.37 per share, for the 2009 period.

The decrease in net income for the third quarter of 2010 primarily reflects a charge of $328 million (after tax and noncontrolling interests) related to the previously announced Loss Portfolio Transfer agreement under which CNA ceded legacy asbestos and environmental pollution liabilities to National Indemnity Company. Excluding the Loss Portfolio Transfer transaction, net income as adjusted for the third quarter of 2010 amounted to $364 million as compared to $468 million. Income from continuing operations, excluding the Loss Portfolio Transfer transaction, amounted to $365 million as compared to $469 million. The decrease is primarily due to lower net investment income from reduced limited partnership income at CNA and lower earnings at Diamond Offshore reflecting reduced utilization and the impact of the drilling moratorium in the Gulf of Mexico. Results in 2009 also included a $55 million gain (after tax and noncontrolling interests) at CNA from a settlement that resolved litigation related to the placement of personal accident reinsurance at CNA. These declines were partially offset by improved results from net investment gains and increased favorable net prior year development at CNA.

Income from continuing operations included net investment gains of $37 million (after tax and noncontrolling interests) in the third quarter of 2010 compared to net investment losses of $61 million for the 2009 period. Net investment gains in the third quarter of 2010 were driven by net trading activity and lower other-than-temporary impairment (“OTTI”) losses at CNA compared to the 2009 period.

Income from continuing operations for the first nine months of 2010 amounted to $841 million (after tax and noncontrolling interests), compared to $163 million for the 2009 period. The prior year period included a non-cash impairment charge of $1.0 billion ($660 million after tax) related to the carrying value of HighMount’s natural gas and oil properties. This charge reflected declines in commodity prices. Excluding the prior year charge and the charge for CNA’s Loss Portfolio Transfer transaction in the three months ended September 30, 2010 discussed above, results for the first nine months of 2010 improved due to significantly lower OTTI losses at CNA. The improvement was partially offset by reduced results as discussed in the three months comparison above.

Net investment gains amounted to $49 million (after tax and noncontrolling interests) in the first nine months of 2010 compared to net investment losses of $549 million for the 2009 period. Net investment gains in the first nine months of 2010 reflected OTTI losses at CNA of $94 million (after tax and noncontrolling interests) compared to $677 million for the 2009 period.

Book value per share increased to $45.31 at September 30, 2010, compared to $43.53 at June 30, 2010 and $39.76 at December 31, 2009.

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
(In millions)

Revenues:
Insurance premiums	$1,645	$1,707	$4,868	$5,035
Net investment income	581	660	1,692	1,755
Investment gains (losses)	62	(100)	125	(929)
Other revenue	75	73	226	213

Total	2,363	2,340	6,911	6,074

Expenses:
Insurance claims and policyholders’ benefits	1,343	1,282	3,798	3,919
Amortization of deferred acquisition costs	351	365	1,038	1,063
Other operating	795	269	1,319	805
Interest	40	34	113	95

Total	2,529	1,950	6,268	5,882

Income (loss) before income tax	(166)	390	643	192
Income tax (expense) benefit	64	(110)	(185)	27

Net income (loss) from continuing operations	(102)	280	458	219
Discontinued operations	(22)	(1)	(21)	(2)

Net income (loss)	(124)	279	437	217
Amounts attributable to noncontrolling interests	1	(37)	(76)	(46)

Net income (loss) attributable to Loews Corporation	$(123)	$242	$361	$171

Loss Portfolio Transfer Reinsurance Agreement

On August 31, 2010, CNA completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which CNA’s legacy asbestos and environmental pollution (“A&EP”) liabilities were ceded to NICO. Under the terms of the transaction, effective January 1, 2010 CNA ceded approximately $1.6 billion of net A&EP liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO the right to collect billed third party reinsurance receivables with a net book value of $215 million. As of August 31, 2010, NICO deposited approximately $2.2 billion in a collateral trust for CNA’s benefit. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. At September 30, 2010, the Company recognized a loss of $328 million, after tax and noncontrolling interests, related to this transaction.

Three Months Ended September 30, 2010 Compared to 2009

Net results decreased $365 million for the three months ended September 30, 2010 as compared to the 2009 period. This decrease was driven by the loss associated with the Loss Portfolio Transfer, partially offset by improved net investment results of $162 million ($98 million after tax and noncontrolling interests). See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Favorable net prior year development of $93 million and $47 million was recorded for the three months ended September 30, 2010 and 2009. Further information on net prior year development for the three months ended September 30, 2010 and 2009 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Net earned premiums decreased $62 million for the three months ended September 30, 2010 as compared to the 2009 period, driven by a $55 million decrease in CNA Commercial. See the CNA Segment Results section of this MD&A for further discussion. Net loss from discontinued operations increased $21 million for the three months ended September 30, 2010 as compared to the 2009 period, due to the loss associated with the Loss Portfolio Transfer.

Nine Months Ended September 30, 2010 Compared to 2009

Net income increased $190 million for the nine months ended September 30, 2010 as compared to the 2009 period. This improvement was driven by significantly improved net investment results of $1,054 million ($617 million after tax and noncontrolling interests), partially offset by the loss associated with the Loss Portfolio Transfer. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Favorable net prior year development of $393 million and $163 million was recorded for the nine months ended September 30, 2010 and 2009. Further information on net prior year development for the nine months ended September 30, 2010 and 2009 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Net earned premiums decreased $167 million for the nine months ended September 30, 2010 as compared to the 2009 period, driven by a $142 million decrease in CNA Commercial. See the CNA Segment Results section of this MD&A for further discussion. Net loss from discontinued operations increased $19 million for the nine months ended September 30, 2010 as compared to the 2009 period, due to the loss associated with the Loss Portfolio Transfer.

In 2010, CNA commenced a program to significantly transform its IT organization and delivery model. CNA anticipates that the total costs for this program will be approximately $41 million, of which $34 million was incurred through the third quarter of 2010. When the results of this program are fully operational, CNA anticipates annual savings based on its current annual level of IT spending. A significant portion of the annual savings is anticipated to be achieved in 2011 with full annual savings in 2012. Some or all of these estimated savings may be invested in IT or other enhancements necessary to support CNA’s business strategies.

CNA Segment Results

CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income (loss) after tax and noncontrolling interests the effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance. See further discussion regarding how CNA manages its business in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In evaluating the results of the CNA Specialty and CNA Commercial segments, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In millions, except %)

Net written premiums	$706	$690	$2,009	$2,017
Net earned premiums	679	687	1,998	2,014
Net investment income	148	154	420	396
Net operating income	131	139	397	372
Net realized investment gains (losses)	8	(21)	35	(135)
Net income	139	118	432	237

Ratios:
Loss and loss adjustment expense	57.8%	59.8%	55.8%	60.1%
Expense	30.4	28.8	30.5	28.7
Dividend	0.3	0.2	0.3	0.4

Combined	88.5%	88.8%	86.6%	89.2%

Three Months Ended September 30, 2010 Compared to 2009

Net written premiums for CNA Specialty increased $16 million for the three months ended September 30, 2010 as compared to the 2009 period. Net written premiums increased in CNA’s professional management and liability lines of business. This increase was partially offset by continued decreased insured exposures and lower rates in CNA’s architects & engineers and CNA HealthPro lines of business due to current economic and competitive market conditions. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $8 million as compared to the 2009 period, due to the impact of decreased net written premiums in prior quarters.

CNA Specialty’s average rate decreased 2% and 1% for the three months ended September 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 86% and 85% were achieved for those policies that were available for renewal in each period.

Net income increased $21 million for the three months ended September 30, 2010 as compared to the 2009 period. This increase was due to improved net realized investment results, partially offset by lower net operating income. See the Investments section of this MD&A for further discussion of net realized investment results.

Net operating income decreased $8 million for the three months ended September 30, 2010 as compared to the 2009 period. This decrease was primarily due to decreased current accident year underwriting results and lower net investment income, partially offset by increased favorable net prior year development.

The combined ratio improved 0.3 points for the three months ended September 30, 2010 as compared to the 2009 period. The loss ratio improved 2.0 points, primarily due to increased favorable net prior year development, partially offset by the impact of a higher current accident year loss ratio. The expense ratio increased 1.6 points, primarily related to higher underwriting expenses.

Favorable net prior year development of $67 million was recorded for the three months ended September 30, 2010, compared to favorable net prior year development of $36 million for the 2009 period. Further information on CNA Specialty’s net prior year development for the three months ended September 30, 2010 and 2009 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2010 Compared to 2009

Net written premiums for CNA Specialty decreased $8 million and net earned premiums decreased $16 million for the nine months ended September 30, 2010 as compared to the 2009 period, driven by decreased insured exposures and lower rates as discussed in the three month comparison above.

CNA Specialty’s average rate decreased 2% for the nine months ended September 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 86% and 85% were achieved for those policies that were available for renewal in each period.

Net income improved $195 million for the nine months ended September 30, 2010 as compared to the 2009 period. This improvement was due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of net realized investment results.

Net operating income increased $25 million for the nine months ended September 30, 2010 as compared to the 2009 period, primarily due to increased favorable net prior year development and improved net investment income, partially offset by decreased current accident year underwriting results.

The combined ratio improved 2.6 points for the nine months ended September 30, 2010 as compared to the 2009 period. The loss ratio improved 4.3 points, primarily due to increased favorable net prior year development, partially offset by the impact of a higher current accident year loss ratio. The expense ratio increased 1.8 points primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the CNA Consolidated section of this MD&A for further discussion of IT Transformation costs.

Favorable net prior year development of $220 million was recorded for the nine months ended September 30, 2010 compared to favorable net prior year development of $103 million for the 2009 period. Further information on CNA Specialty’s net prior year development for the nine months ended September 30, 2010 and 2009 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	September 30, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$2,329	$2,208
Gross IBNR Reserves	4,584	4,714

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,913	$6,922

Net Case Reserves	$1,941	$1,781
Net IBNR Reserves	4,024	4,085

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,965	$5,866

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions, except %)

Net written premiums	$763	$787	$2,430	$2,647
Net earned premiums	819	874	2,432	2,574
Net investment income	214	276	613	703
Net operating income	96	106	296	321
Net realized investment gains (losses)	13	(42)	13	(260)
Net income	109	64	309	61

Ratios:
Loss and loss adjustment expense	70.2%	73.4%	68.3%	71.9%
Expense	35.1	36.8	35.8	34.7
Dividend	0.4	0.4	0.4	0.2

Combined	105.7%	110.6%	104.5%	106.8%

Three Months Ended September 30, 2010 Compared to 2009

Net written premiums for CNA Commercial decreased $24 million for the three months ended September 30, 2010 as compared to the 2009 period. Premiums written were unfavorably impacted by decreased insured exposures and decreased new business as a result of competitive market conditions. Current economic conditions have led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $55 million for the three months ended September 30, 2010 as compared to the 2009 period, consistent with the trend of lower net written premiums.

CNA Commercial’s average rate was flat for the three months ended September 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 81% and 80% were achieved for those policies that were available for renewal in each period.

Net income increased by $45 million for the three months ended September 30, 2010 as compared to the 2009 period. This improvement was due to improved net realized investment results, partially offset by lower net operating income. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

Net operating income decreased $10 million for the three months ended September 30, 2010 as compared to the 2009 period. This decrease was primarily due to lower net investment income, driven by less favorable limited partnership income, partially offset by increased favorable net prior year development.

The combined ratio improved 4.9 points for the three months ended September 30, 2010 as compared to the 2009 period. The loss ratio improved 3.2 points, primarily due to increased favorable net prior year development and decreased catastrophe losses. Catastrophe losses were $11 million, or 1.4 points of the loss ratio, for the three months ended September 30, 2010 as compared to $21 million, or 2.4 points of the loss ratio, for the 2009 period.

The expense ratio improved 1.7 points for the three months ended September 30, 2010 as compared to the 2009 period, primarily due to the favorable impact of a reduction in the allowance for uncollectible insurance receivables and decreased unfavorable changes in estimates for insurance-related assessments. These favorable impacts were partially offset by the unfavorable impact of the lower net earned premium base.

Favorable net prior year development of $28 million was recorded for the three months ended September 30, 2010, compared to favorable net prior year development of $12 million for the 2009 period. Further information on CNA Commercial net prior year development for the three months ended September 30, 2010 and 2009 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2010 Compared to 2009

Net written premiums for CNA Commercial decreased $217 million and net earned premiums decreased $142 million for the nine months ended September 30, 2010 as compared to the 2009 period, primarily due to the same reasons discussed above in the three month comparison.

CNA Commercial’s average rate increased 1% for the nine months ended September 30, 2010 as compared to a decrease of 1% for the 2009 period for the policies that renewed during those periods. Retention rates of 79% and 81% were achieved for those policies that were available for renewal in each period.

Net income improved $248 million for the nine months ended September 30, 2010 as compared to the 2009 period, due to the same reasons discussed above in the three month comparison.

Net operating income decreased $25 million for the nine months ended September 30, 2010 as compared to the 2009 period. This decrease was primarily due to lower net investment income, driven by less favorable limited partnership income, and decreased current accident year underwriting results, including higher catastrophe losses. These unfavorable items were partially offset by increased favorable net prior year development.

The combined ratio improved 2.3 points for the nine months ended September 30, 2010 as compared to the 2009 period. The loss ratio improved 3.6 points, primarily due to 4.9 points of increased favorable net prior year development, partially offset by increased catastrophe losses and the impact of a higher current accident year non-catastrophe loss ratio. Catastrophe losses were $94 million, or 3.9 points of the loss ratio, for the nine months ended September 30, 2010, as compared to $73 million, or 2.8 points of the loss ratio, for the 2009 period.

The expense ratio increased 1.1 points for the nine months ended September 30, 2010 as compared to the 2009 period, primarily due to increased underwriting expenses and the unfavorable impact of the lower net earned premium base. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the CNA Consolidated section of this MD&A for further discussion of IT Transformation costs.

Favorable net prior year development of $175 million was recorded for the nine months ended September 30, 2010, compared to favorable net prior year development of $63 million for the 2009 period. Further information on CNA Commercial net prior year development for the nine months ended September 30, 2010 and 2009 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	September 30, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$6,443	$6,510
Gross IBNR Reserves	6,092	6,495

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,535	$13,005

Net Case Reserves	$5,270	$5,269
Net IBNR Reserves	5,218	5,580

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,488	$10,849

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Net earned premiums	$145	$149	$436	$447
Net investment income	182	169	531	496
Net operating income (loss)	(49)	46	(65)	3
Net realized investment gains (losses)	11	12	7	(91)
Net income (loss)	(38)	58	(58)	(88)

Three Months Ended September 30, 2010 Compared to 2009

Net earned premiums for Life & Group Non-Core decreased $4 million for the three months ended September 30, 2010 as compared to the 2009 period. Net earned premiums relate primarily to the individual and group long term care businesses.

Net results decreased $96 million for the three months ended September 30, 2010 as compared to the 2009 period. This decrease was primarily due to the favorable impact in 2009 of a $55 million gain (after tax and noncontrolling interests) arising from a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance. Also contributing to the decrease in net results was a $39 million increase to payout annuity benefit reserves resulting from unlocking assumptions due to loss recognition, and less favorable performance on CNA’s pension deposit business.

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA recorded an additional pretax liability in Policyholders’ funds during 2008 based on the results of the investments supporting this business at that time. During the third quarter of 2009, CNA decreased this pretax liability by $18 million based on improved results from these investments. During the third quarter of 2010, CNA decreased the remaining pretax liability by $7 million based on the results from these investments. CNA no longer carries an additional liability in Policyholders’ funds for these separate account investment contracts.

Nine Months Ended September 30, 2010 Compared to 2009

Net earned premiums for Life & Group Non-Core decreased $11 million for the nine months ended September 30, 2010 as compared to the 2009 period.

Net results increased $30 million for the nine months ended September 30, 2010 as compared to the 2009 period. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net realized investment results. In addition, 2009 results included the unfavorable impact of a $25 million legal accrual (after tax and noncontrolling interests). Partially offsetting these favorable impacts was the unfavorable Willis Limited settlement and the increase in the payout annuity benefit reserves as discussed above in the three month comparison, as well as unfavorable results in CNA’s long term care business.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&EP and intrasegment eliminations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Net investment income	$37	$61	$128	$161
Net operating income (loss)	(318)	13	(316)	26
Net realized investment gains (losses)	5	(10)	13	(63)
Net income (loss)	(313)	3	(303)	(37)

Three Months Ended September 30, 2010 Compared to 2009

Net results decreased $316 million for the three months ended September 30, 2010 as compared to the 2009 period, driven by the net loss of $328 million as a result of the Loss Portfolio Transfer, as previously discussed in this MD&A. Net results were also impacted by lower net investment income and higher interest expense. Partially offsetting these unfavorable items were improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Unfavorable net prior year development of $2 million was recorded for the three months ended September 30, 2010, compared to unfavorable net prior year development of $1 million for the 2009 period.

Nine Months Ended September 30, 2010 Compared to 2009

Net loss decreased $266 million for the nine months ended September 30, 2010 as compared to the 2009 period, primarily due to the same reasons discussed above in the three month comparison.

Unfavorable net prior year development of $2 million was recorded for the nine months ended September 30, 2010, compared to unfavorable net prior year development of $3 million for the 2009 period.

The following table summarizes the gross and net carried reserves for the Other Insurance segment:

	September 30, 2010	December 31, 2009
(In millions)

Gross Case Reserves	$1,497	$1,548
Gross IBNR Reserves	2,094	2,458

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,591	$4,006

Net Case Reserves	$504	$972
Net IBNR Reserves	365	1,515

Total Net Carried Claim and Claim Adjustment Expense Reserves	$869	$2,487

Total net carried claim and claim adjustment expense reserves decreased primarily as a result of the Loss Portfolio Transfer, as previously discussed in this MD&A.

Diamond Offshore

Recent Developments

On April 20, 2010, the Macondo well being drilled by BP plc in the U.S. Gulf of Mexico, (“GOM”), experienced a blowout and immediately began flowing oil into the GOM. Efforts to permanently plug and abandon the well and contain the spill were successfully completed in September 2010.

In the near-term aftermath of the Macondo incident, on May 30, 2010, the U.S. government imposed a six month moratorium on certain drilling activities in water deeper than 500 feet in the GOM and subsequently implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. On October 12, 2010, the U.S. government lifted the moratorium subject to compliance with enhanced safety requirements including those set forth in Notices to Lessees 2010-N05 and 2010-N06, both of which were implemented during the drilling ban. Additionally, all drilling in the GOM will be required to comply with the Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (“Drilling Safety Rule”) and the Workplace Safety Rule on Safety and Environmental Management Systems, both of which were issued on September 30, 2010, once they become final. Diamond Offshore continues to evaluate these new measures to ensure that its rigs and equipment are in full compliance, where applicable. Additional requirements could be forthcoming based on further recommendations by regulatory agencies investigating the Macondo incident. Diamond Offshore is not able to predict the likelihood, nature or extent of additional rulemaking or when the interim rules, or any future rules, could become final. Nor is Diamond Offshore able to predict when the Bureau of Ocean Energy Management, Regulation and Enforcement, (“BOEM”), will issue drilling permits to its customers. Diamond Offshore is not able to predict the future impact of these events on its operations. Even with the drilling ban lifted, certain deepwater drilling activities remain suspended until the BOEM resumes its regular permitting of those activities.

It has been reported that the industry currently has 35 floating rigs in the GOM that have been impacted by the moratorium and that four floating rigs have left the GOM since the imposition of the moratorium, two of which were Diamond Offshore rigs. At October 28, 2010, Diamond Offshore had two semisubmersible rigs under contract in the GOM, in addition to the Ocean Monarch, whose contract the operator has sought to terminate as discussed below, as well as two jack-up rigs. Given the continuing uncertainty with respect to drilling activity in the GOM, Diamond Offshore’s customers may seek to move additional rigs to locations outside of the GOM or perform activities which are allowed under the enhanced safety requirements. One of Diamond Offshore’s customers has asserted force majeure as a basis for its termination of the drilling contract for the Ocean Monarch, which has a remaining term of approximately thirty months, and the operator has also filed suit against Diamond Offshore in U.S. District Court in Houston, seeking a declaratory judgment that its termination of the drilling contract is warranted under the contract. Diamond Offshore does not believe the events cited by the operator come within the definition of force majeure under the drilling contract, and does not believe that the operator has the right to terminate the drilling contract on this basis. Although Diamond Offshore cannot predict with certainty the results of any such litigation, and there can be no assurance as to its ultimate outcome, it intends to vigorously defend this litigation and challenge the operator’s attempt to terminate the drilling contract.

Diamond Offshore is continuing to actively seek international opportunities to keep its rigs employed. However, Diamond Offshore can provide no assurance that it will be successful in its efforts to employ its remaining impacted rigs in the GOM in the near term or that the force majeure assertion will ultimately be resolved in Diamond Offshore’s favor. In addition, given the ongoing uncertainty with respect to drilling activity and other industry factors in the GOM, Diamond Offshore has cold stacked two intermediate floaters and four jack-up rigs in the GOM.

Outside the GOM, the global economy remained relatively flat in the third quarter of 2010, with oil prices averaging in the mid $70s. Dayrates Diamond Offshore receives for new contracts are no longer at the peak levels achieved at the height of the most recent up-cycle. While dayrates for its international floater rigs appear to have stabilized, given the unpredictable economic environment, the demand for Diamond Offshore’s services and the dayrates it is able to command could soften further. The volatility and economic uncertainty are being further exacerbated by the continuing regulatory uncertainty in the GOM. If Diamond Offshore, or others, move additional rigs out of the GOM to international locations, the increased supply of available rigs entering the international market, coupled with un-contracted new-build rigs scheduled for delivery between now and the end of 2010, could create downward pressure on dayrates unless demand improves sufficiently to absorb the new supply.

From June 30, 2010 through October 28, 2010, Diamond Offshore has entered into eight new drilling contracts totaling approximately $76 million in backlog and ranging in duration from one well to one year. At the end of the third quarter of 2010, Diamond Offshore’s contract backlog was approximately $7.5 billion, of which its contracts in the GOM (including approximately $394 million related to the contract for the Ocean Monarch discussed above) represented approximately $546 million, or 7%, of its total contract backlog.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of October 18, 2010 and February 1, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 18, 2010	February 1, 2010
(In millions)

High specification floaters (a)	$4,371	$4,177
Intermediate semisubmersible rigs (b)	3,009	4,030
Jack-ups (c)	122	249

Total	$7,502	$8,456

(a)	Contract drilling backlog as of October 18, 2010 for Diamond Offshore’s high specification floaters includes (i) $3.0 billion attributable to contracted operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2016, and (ii) $491 million attributable to contracted operations in the GOM for the remainder of 2010 and for the years 2011 to 2013, which includes $394 million attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.
(b)	Contract drilling backlog as of October 18, 2010 for Diamond Offshore’s intermediate semisubmersible rigs includes (i) $2.4 billion attributable to contracted operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2015, and (ii) $54 million attributable to contracted operations in the GOM for the remainder of 2010 and for the year 2011.
(c)	Contract drilling backlog as of October 18, 2010 for Diamond Offshore’s jack-ups includes (i) $48 million attributable to contracted operations offshore Brazil for the remainder of 2010 and for the year 2011, and (ii) $1 million attributable to contracted operations in the GOM for the remainder of 2010.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of October 18, 2010.

Year Ended December 31	Total	2010 (a)	2011	2012	2013 - 2016
(In millions)

High specification floaters (b)	$4,371	$450	$1,653	$912	$1,356
Intermediate semisubmersible rigs (c)	3,009	383	1,010	860	756
Jack-ups (d)	122	36	86

Total	$7,502	$869	$2,749	$1,772	$2,112

(a)	Represents a three month period beginning October 1, 2010.
(b)	Contract drilling backlog as of October 18, 2010 for Diamond Offshore’s high specification floaters includes (i) $205 million, $803 million and $667 million for the remainder of 2010 and for the years 2011 and 2012 and $1.3 billion in the aggregate for the years 2013 to 2016, attributable to contracted operations offshore Brazil, and (ii) $77 million, $221 million, $161 million and $32 million for the remainder of 2010 and for the years 2011 to 2013, attributable to contracted operations in the GOM. The GOM amount includes $40 million, $161 million, $161 million and $32 million for the remainder of 2010 and for the years 2011 to 2013, attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.
(c)	Contract drilling backlog as of October 18, 2010 for Diamond Offshore’s intermediate semisubmersible rigs includes (i) $179 million, $764 million and $732 million for the remainder of 2010 and for the years 2011 and 2012 and $699 million in the aggregate for the years 2013 to 2016, attributable to contracted operations offshore Brazil, and (ii) $18 million and $36 million for the remainder of 2010 and for the year 2011, attributable to contracted operations in the GOM.
(d)	Contract drilling backlog as of October 18, 2010 for Diamond Offshore’s jack-ups includes (i) $3 million and $45 million for the remainder of 2010 and for the year 2011, attributable to contracted operations offshore Brazil, and (ii) $1 million for the remainder of 2010 attributable to contracted operations in the GOM.

The following table reflects the percentage of rig days committed by year as of October 18, 2010. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year).

Year Ended December 31	2010 (a) (b)	2011 (b)	2012	2013 - 2016

High specification floaters (c)	99%	82%	47%	18%
Intermediate semisubmersible rigs	83%	57%	44%	10%
Jack-ups	40%	17%

(a)	Represents a three month period beginning October 1, 2010.
(b)	Includes approximately 240 and 480 scheduled shipyard, survey and mobilization days for 2010 and 2011.
(c)	Includes 91, 365, 366 and 73 committed days for the remainder of 2010 and for the years 2011, 2012 and 2013, attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Revenues:
Contract drilling	$749	$885	$2,405	$2,664
Net investment income		2	2	4
Investment gains				1
Other revenue	84	32	111	94

Total	833	919	2,518	2,763

Expenses:
Contract drilling	355	307	1,009	907
Other operating	158	123	420	383
Interest	22	15	66	27

Total	535	445	1,495	1,317

Income before income tax	298	474	1,023	1,446
Income tax expense	(107)	(124)	(336)	(387)

Net income	191	350	687	1,059
Amounts attributable to noncontrolling interests	(98)	(180)	(354)	(545)

Net income attributable to Loews Corporation	$93	$170	$333	$514

Three Months Ended September 30, 2010 Compared to 2009

During the third quarter of 2010, Diamond Offshore’s operating results were negatively impacted by the drilling moratorium in the GOM, as well as the relatively flat global economy. Although Diamond Offshore’s contracted revenue backlog enabled it to partially mitigate the impact of these market conditions, contract drilling revenues decreased $136 million, or 15%, to $749 million for the third quarter of 2010 as compared to $885 million for the 2009 period. The decrease in revenue was primarily related to a decrease in dayrates, combined with an overall decrease in average utilization from 76% during the third quarter of 2009 to 65% for the third quarter of 2010.

Revenues from intermediate semisubmersible and jack-up rigs decreased $88 million for the three months ended September 30, 2010 as compared to the 2009 period, due primarily to decreased utilization of $68 million and decreased dayrates of $15 million. Revenues from high specification floaters decreased $48 million for the three months ended September 30, 2010 as compared to the 2009 period, due primarily to decreased utilization of $76 million and decreased dayrates of $13 million. These declines were partially offset by a $31 million contract termination fee received in relation to the Ocean Endeavor.

Other revenue for the three months ended September 30, 2010 includes a pretax gain of approximately $31 million related to the sale of the Ocean Shield on July 7, 2010. The rig was sold for a gross purchase price of $186 million.

Net income decreased $77 million, or 45% for the three months ended September 30, 2010 as compared to the 2009 period, mainly due to decreased revenue as noted above. Contract drilling expense increased $48 million, to $355 million for the third quarter of 2010, compared to $307 million for the 2009 period. This increase is primarily due to higher amortized mobilization expenses and higher operating costs due to more of Diamond Offshore’s rigs exiting the GOM to operate internationally, where the operating cost structure is generally higher than that of the GOM. Depreciation expense increased $13 million during the third quarter of 2010, compared to the 2009 period, due to a higher depreciable asset base, including the 2009 acquisitions of the Ocean Courage and Ocean Valor, which were placed in service in September 2009 and March 2010.

Nine Months Ended September 30, 2010 Compared to 2009

Throughout the first nine months of 2010, the weak global economy, coupled with the effects of the drilling moratorium in the GOM, continued to have a negative impact on Diamond Offshore’s industry. While Diamond Offshore’s contracted revenue backlog enabled it to partially mitigate the impact of these market conditions, contract drilling revenues decreased $259 million, or 10%, for the nine months ended September 30, 2010 as compared to the 2009 period. The decrease in revenue was primarily related to a decrease in dayrates, combined with an overall decrease in average utilization from 81% during the first nine months of 2009 to 76% for the first nine months of 2010.

Revenues from intermediate semisubmersible and jack-up rigs decreased $289 million for the nine months ended September 30, 2010 as compared to the 2009 period, due primarily to decreased dayrates of $117 million and decreased utilization of $174 million. Revenues from high specification floaters increased $30 million for the nine months ended September 30, 2010 as compared to the 2009 period. The increase primarily reflects a $31 million contract termination fee received in relation to the Ocean Endeavor and increased recognition of mobilization fees of $26 million, partially offset by a decrease in utilization of $22 million.

Other revenue for the nine months ended September 30, 2010 includes a pretax gain of approximately $31 million related to the sale of Ocean Shield on July 7, 2010. The rig was sold for a gross purchase price of $186 million.

Net income decreased $181 million, or 35% for the nine months ended September 30, 2010 as compared to the 2009 period, mainly due to decreased revenue as noted above. Contract drilling expense increased $102 million, to $1.0 billion for the nine months ended September 30, 2010, compared to $907 million for the 2009 period. This increase is primarily due to higher amortized mobilization expenses, maintenance costs and general costs associated with maintaining international shorebase support facilities. Contract drilling expense for the first nine months of 2010 also includes $52 million in operating and start-up costs for the latest additions to Diamond Offshore’s drilling fleet, the Ocean Courage and Ocean Valor. Depreciation expense increased $40 million during the first nine months of 2010, compared to the 2009 period, due to a higher depreciable asset base, including the 2009 rig acquisitions. Interest expense increased $39 million for the nine months ended September 30, 2010, compared to the 2009 period due to additional expense related to the issuance of 5.9% senior notes in May of 2009 and 5.7% senior notes in October of 2009.

Diamond Offshore’s effective tax rate increased for the nine months ended September 30, 2010 as compared to the 2009 period. The higher effective tax rate is a result of differences in the mix of domestic and international pretax earnings and losses, as well as the mix of international tax jurisdictions in which Diamond Offshore operates. Also contributing to the higher effective tax rate in the current period was the expiration on December 31, 2009 of a tax law provision which had allowed Diamond Offshore to defer recognition of certain foreign earnings for U.S. income tax purposes. Additionally, during the nine months ended September 30, 2009, one of Diamond Offshore’s wholly owned foreign subsidiaries repatriated earnings to one of its wholly owned domestic subsidiaries. The repatriation brought with it associated foreign tax credits that had previously been unrecognized and lowered the effective tax rate during the 2009 period.

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

HighMount’s operating revenues and future growth depend substantially on natural gas and NGL prices and HighMount’s ability to increase its production. In recent years, there has been significant price volatility in natural gas and NGL prices due to a variety of factors HighMount cannot control or predict. These factors, which include weather conditions, political and economic events, technological advancements, and competition from other energy sources impact supply and demand for natural gas, which determines the pricing. In addition, the price HighMount realizes for its gas production is affected by HighMount’s hedging activities as well as locational differences in market prices. Production volumes are dependent upon HighMount’s ability to realize attractive returns on its capital investment program which is primarily affected by commodity prices, capital and operating costs.

Since 2009 natural gas prices have declined largely due to increased onshore natural gas production, plentiful levels of working gas in storage and reduced demand. Consequently, HighMount has reduced its drilling program.

HighMount’s operating expenses consist primarily of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. Production expenses represent costs incurred to operate and maintain wells, related equipment and facilities and transportation costs. Production and ad valorem taxes increase or decrease primarily when prices of natural gas and NGLs increase or decrease, but they are also affected by changes in production, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance and revisions due to changing commodity prices.

Sale of Assets

On April 30, 2010, HighMount completed the sale of exploration and production assets located in the Antrim Shale in Michigan to a subsidiary of Linn Energy, LLC for approximately $330 million, subject to adjustment, and on May 28, 2010, HighMount completed the sale of exploration and production assets located in the Black Warrior Basin in Alabama to a subsidiary of Walter Energy for approximately $210 million, subject to adjustment. The Michigan and Alabama properties represented approximately 17% in aggregate of HighMount’s total proved reserves as of December 31, 2009, prior to the sales. These sales did not have a material impact on the Consolidated Condensed Statements of Income. HighMount’s remaining natural gas exploration and production operations are primarily located in the Permian Basin in Texas.

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Gas production (Bcf)	12.4	18.8	45.0	58.8
Gas sales (Bcf)	11.7	17.4	41.9	54.1
Oil production/sales (Mbbls)	59.5	81.5	188.3	291.4
NGL production/sales (Mbbls)	759.3	762.3	2,231.9	2,574.6
Equivalent production (Bcfe)	17.3	23.8	59.5	76.0
Equivalent sales (Bcfe)	16.6	22.5	56.4	71.3

Average realized prices, without hedging results:
Gas (per Mcf)	$4.15	$3.19	$4.48	$3.55
NGL (per Bbl)	37.53	29.34	39.93	24.50
Oil (per Bbl)	69.61	63.51	71.62	51.41
Equivalent (per Mcfe)	4.89	3.69	5.15	3.79

Average realized prices, with hedging results:
Gas (per Mcf)	$5.56	$6.72	$6.06	$6.93
NGL (per Bbl)	35.81	27.32	34.49	27.62
Oil (per Bbl)	69.61	63.51	71.62	51.41
Equivalent (per Mcfe)	5.80	6.37	6.10	6.47

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Average cost per Mcfe:
Production expenses	$1.18	$1.04	$1.13	$1.12
Production and ad valorem taxes	0.32	0.36	0.37	0.40
General and administrative expenses	0.56	0.49	0.62	0.57
Depletion expense	0.92	0.84	0.89	1.03

Results of Operations

The following table summarizes the results of operations for HighMount for the three and nine months ended September 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

(In millions)

Revenues:
Other revenue, primarily operating	$98	$144	$351	$466
Investment losses			(31)

Total	98	144	320	466

Expenses:
Impairment of natural gas and oil properties				1,036
Operating	56	57	197	264
Interest	12	21	49	60

Total	68	78	246	1,360

Income (loss) before income tax	30	66	74	(894)
Income tax (expense) benefit	(11)	(26)	(37)	322

Net income (loss) attributable to Loews Corporation	$19	$40	$37	$(572)

Three Months Ended September 30, 2010 Compared to 2009

HighMount’s operating revenues decreased by $46 million to $98 million in the third quarter of 2010, compared to $144 million for the 2009 period. Operating revenues decreased by $35 million due to the sale of HighMount’s assets in Michigan and Alabama. Permian Basin operating revenues decreased by $11 million on sales volumes of 16.6 Bcfe in 2010 compared to 17.5 Bcfe in 2009. Average prices realized per Mcfe for Permian Basin sales were $5.80 in the third quarter of 2010 compared to $6.20 in the 2009 period. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity.

HighMount had hedges in place as of September 30, 2010 that cover approximately 82% and 68% of total estimated 2010 and 2011 natural gas equivalent production at a weighted average price of $6.43 and $6.31 per Mcfe.

Operating expenses decreased by $1 million to $56 million for the third quarter of 2010, compared to $57 million for the 2009 period. The decline reflects a $14 million decrease related to the sale of HighMount’s assets in Michigan and Alabama, partially offset by an $11 million adjustment to property impairment recorded in 2009. In addition, operating expenses increased $2 million due to well maintenance activity in 2010.

DD&A expenses were $21 million and $25 million for the three months ended September 30, 2010 and 2009 reflecting a $5 million decrease due to the sale of HighMount’s assets in Michigan and Alabama.

Nine Months Ended September 30, 2010 Compared to 2009

HighMount’s operating revenues decreased by $115 million to $351 million in the first nine months of 2010, compared to $466 million for the 2009 period. Operating revenues decreased by $54 million due to the sale of HighMount’s assets in Michigan and Alabama. Permian Basin operating revenues decreased by $61 million on sales volumes of 49.7 Bcfe in 2010 compared to 57.9 Bcfe in the 2009 period. Average prices realized per Mcfe for Permian Basin sales were $5.99 in 2010 compared to $6.24 in the 2009 period. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity.

In February of 2010, HighMount determined that a portion of the expected underlying transactions related to its hedging activities were no longer probable of occurring and discontinued hedge accounting treatment for a portion of its interest rate cash flow hedges and its commodity price swaps. Results for the nine months ended September 30, 2010, include a pretax gain of $5 million for the mark-to-market valuation of these instruments. As a result of the sale of assets, in 2010, HighMount recognized a pretax loss of $36 million from the reclassification of net derivative losses from AOCI to earnings. Derivative gains and losses not accounted for as hedge transactions are recorded as investment gains (losses) in the Consolidated Condensed Statements of Income.

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

Operating expenses decreased by $67 million to $197 million in the first nine months of 2010, compared to $264 million for the 2009 period. The decline reflects a $25 million decrease related to the sale of HighMount’s assets in Michigan and Alabama, partially offset by an $11 million adjustment to property impairment recorded in 2009. During 2009, HighMount incurred non-recurring operating expenses of $32 million related to lease early termination rights and a tubular inventory impairment charge. In addition, operating expenses decreased $21 million due to lower DD&A expenses and cost cutting efforts in 2010.

DD&A expenses declined to $69 million for the first nine months of 2010, compared to $94 million for the 2009 period, reflecting a $10 million decrease due to the sale of HighMount’s assets in Michigan and Alabama and a $15 million reduction in HighMount’s depletion rate in 2010, primarily due to the impairment of natural gas and oil properties recorded in March of 2009.

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

Given current market conditions, marketing Boardwalk Pipeline’s currently available capacity and renewing expiring contracts have become more difficult. Boardwalk Pipeline’s ability to renew some of its expiring contracts at favorable rates, and the revenues from interruptible and short term firm transportation services, have been negatively impacted by these market conditions. Capacity that Boardwalk Pipeline has available on a short term basis will decrease as long term capacity commitments on the recently completed pipeline expansion projects increase through 2011. However, some of Boardwalk Pipeline’s capacity will continue to be available for sale on a short term firm or interruptible basis and each year a portion of Boardwalk Pipeline’s existing contracts expire. The revenues Boardwalk Pipeline will be able to earn from that available capacity and from renewals of expiring contracts will be heavily dependent upon basis spreads. It is not possible to accurately predict future basis spreads.

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

In the fourth quarter of 2010, Boardwalk Pipeline received authority from the Pipeline and Hazardous Materials Safety Administration to operate the Fayetteville Lateral at higher than normal operating pressures. This will allow Boardwalk Pipeline to operate the Fayetteville Lateral at its design capacity of 1.3 billion cubic feet (“Bcf”) per day and to meet its increasing contractual obligations in the fourth quarter of 2010.

Set forth below is information with respect to the status of Boardwalk Pipeline’s announced growth projects.

Haynesville Project. The Haynesville Project consists of adding compression to the East Texas Pipeline in Louisiana, which adds approximately 0.6 Bcf per day of peak-day transmission capacity with delivery capabilities from the DeSoto, Louisiana area to the Perryville, Louisiana area. The Haynesville Project was placed in service in October of 2010. Customers have contracted for substantially all of the firm capacity on this project at a weighted-average contract life of approximately 12.2 years.

Clarence Compression Project. The Clarence Compression Project, which also targets production from the Haynesville Shale, will add approximately 0.1 Bcf per day of peak-day transmission capacity. This project will receive gas from the Holly Field area in Northwest Louisiana, and deliver to a third-party pipeline interconnect near Olla, Louisiana. Customers have contracted for approximately 0.1 Bcf per day of capacity with a weighted-average contract life of approximately 11.0 years. Boardwalk Pipeline recently received Federal Energy Regulatory Commission approval for this project which is expected to be in service in late 2011.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In millions)

Revenues:
Other revenue, primarily operating	$264	$206	$821	$631

Total	264	206	821	631

Expenses:
Operating	172	155	513	451
Interest	37	35	112	95

Total	209	190	625	546

Income before income tax	55	16	196	85
Income tax expense	(15)	(1)	(51)	(21)

Net income	40	15	145	64
Amounts attributable to noncontrolling interests	(19)	(6)	(65)	(25)

Net income attributable to Loews Corporation	$21	$9	$80	$39

Three Months Ended September 30, 2010 Compared to 2009

Total revenues increased $58 million to $264 million for the third quarter of 2010, compared to $206 million for the 2009 period. Gas transportation revenues, excluding fuel, increased $46 million and fuel retained increased $11 million, primarily due to the pipeline expansion projects. In addition, there was a $12 million gain from the sale of gas related to the western Kentucky storage expansion project, partially offset by an impairment loss of $3 million on a portion of pipe materials which are expected to be disposed of by sale.

Operating expenses increased $17 million to $172 million for the third quarter of 2010, compared to $155 million for the 2009 period. This increase was primarily driven by a $17 million increase in fuel consumed due to the pipeline expansion projects and higher natural gas prices, a $4 million increase in depreciation and property taxes due to a larger asset base from the pipeline expansion projects and an increase of $2 million in maintenance activities. The 2009 period was unfavorably impacted by $2 million of pipeline investigation and retirement costs related to the East Texas Pipeline.

Net income increased $12 million to $21 million in the third quarter of 2010, compared to $9 million for the 2009 period due to higher revenues from transportation services primarily from the pipeline expansion projects and gains on gas sales associated with the western Kentucky storage expansion project, partially offset by increased operating expenses associated with the pipeline expansion projects. In 2009, gas transportation revenues and throughput were negatively impacted due to operating the pipeline expansion projects at reduced operating pressures and portions of the pipeline expansion projects being shut down for periods of time following the discovery and remediation of anomalies in certain joints of pipe.

Nine Months Ended September 30, 2010 Compared to 2009

Total revenues increased $190 million to $821 million for the nine months ended September 30, 2010, compared to $631 million for the 2009 period. Gas transportation revenues, excluding fuel, increased $172 million and fuel retained increased $29 million, primarily due to the pipeline expansion projects. In addition, there was a $12 million gain from the sale of gas related to the western Kentucky storage expansion project, partially offset by an impairment loss of $3 million on a portion of pipe materials which are expected to be disposed of by sale. These increases were partially offset by $14 million of lower interruptible and short term firm transportation services resulting from lower basis spreads between delivery points on Boardwalk Pipeline’s pipeline systems.

Operating expenses increased $62 million to $513 million for the nine months ended September 30, 2010, compared to $451 million for the 2009 period. This increase was primarily driven by a $44 million increase in fuel consumed due to the pipeline expansion projects. There was a $20 million increase in depreciation and property taxes due to a larger asset base from the pipeline expansion projects and a $10 million increase in administrative and general expense due to a legal settlement, an increase in outside services and unit-based compensation driven by an increase in the price of Boardwalk Pipeline’s common units. The 2009 period was unfavorably impacted by $6 million of pipeline investigation and retirement costs related to the East Texas Pipeline. Interest expense increased $17 million for the nine months ended September 30, 2010 to $112 million due to higher debt levels in 2010 and lower capitalized interest due to the completion of Boardwalk Pipeline’s pipeline expansion projects.

Net income increased $41 million to $80 million in the nine months ended September 30, 2010, compared to $39 million for the 2009 period due to higher revenues from transportation services primarily from the pipeline expansion projects and gains on gas sales associated with the western Kentucky storage expansion project, partially offset by increased operating expenses related to increases in depreciation and property taxes associated with the pipeline expansion projects and increased interest expense. In 2009, gas transportation revenues and throughput were negatively impacted due to operating the pipeline expansion projects at reduced operating pressures and portions of the pipeline expansion projects being shut down for periods of time following the discovery and remediation of anomalies in certain joints of pipe.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In millions)

Revenues:
Other revenue, primarily operating	$73	$67	$229	$213
Net investment income	1		1

Total	74	67	230	213

Expenses:
Operating	73	91	219	255
Interest	2	2	7	7

Total	75	93	226	262

Income (loss) before income tax	(1)	(26)	4	(49)
Income tax (expense) benefit	(1)	11	(3)	19

Net income (loss) attributable to Loews Corporation	$(2)	$(15)	$1	$(30)

Revenues increased by $7 million and $17 million or 10.4% and 8.0% for the three and nine months ended September 30, 2010 as compared to the 2009 periods. The net loss declined by $13 million to $2 million for the three months ended September 30, 2010 as compared to a net loss of $15 million for the 2009 period. There was net income of $1 million for the nine months ended September 30, 2010 as compared to a net loss of $30 million for the 2009 period.

Revenue per available room increased $15.63 and $12.14 to $143.90 and $147.12 for the three and nine months ended September 30, 2010 as compared to the 2009 periods. The increase in revenue per available room reflects improving occupancy and average room rates. Occupancy rates increased to 74.6% and 71.2% in the three and nine months ended September 30, 2010, from 71.5% and 67.8% in the 2009 periods. Average room rates increased by $13.65 and $8.03, or 7.6% and 4.0% in the three and nine months ended September 30, 2010, compared to the 2009 periods.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

The improvement in operating results reflects the increase in revenue per available room as well as the absence of charges recorded in 2009. In the third quarter of 2009, Loews Hotels recorded pretax charges in operating expenses of $10 million related to a development project commitment and $10 million for a loan guarantee at a managed hotel. In addition, during the nine months ended September 30, 2009, Loews Hotels wrote down its entire investment in the Loews Lake Las Vegas, resulting in a pretax impairment charge of $27 million recorded in operating expenses.

Corporate and Other

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expense and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2010 and 2009 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In millions)

Revenues:
Net investment income	$72	$64	$102	$149
Other revenue	(3)	(2)	(2)	(1)

Total	69	62	100	148

Expenses:
Operating	13	14	46	44
Interest	14	10	37	37

Total	27	24	83	81

Income before income tax	42	38	17	67
Income tax expense	(14)	(16)	(7)	(28)

Net income attributable to Loews Corporation	$28	$22	$10	$39

Revenues increased by $7 million for the three months ended September 30, 2010, and decreased by $48 million for the nine months ended September 30, 2010 as compared to the 2009 periods. The change in revenues is primarily attributable to the performance of the Parent Company’s trading portfolio.

Net income increased by $6 million for the three months ended September 30, 2010 and decreased by $29 million for the nine months ended September 30, 2010 as compared to the 2009 periods. These changes were due primarily to the changes in revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the nine months ended September 30, 2010, net cash used by operating activities was $673 million as compared to net cash provided by operating activities of $275 million for the 2009 period. As previously discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 and in this MD&A, on August 31, 2010, CNA completed a transaction whereby substantially all of its legacy A&EP liabilities were ceded to NICO. As a result of this transaction, operating cash flows were reduced for the initial net cash settlement with NICO.

Additionally, CNA received a federal income tax refund of $328 million in 2010 compared to $117 million for the 2009 period. Further, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were reduced by $621 million in 2009 related to net cash outflows which increased the size of the trading portfolio held at September 30, 2009. During 2010, operating cash flows were increased by $125 million related to net cash inflows primarily from sales of trading securities. Excluding the items above, net cash generated by CNA’s business operations was approximately $775 million for both 2010 and 2009.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2010, net cash provided by investing activities was $860 million as compared with net cash of $168 million used by investing activities for the 2009 period. Cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash provided by investing activities in 2010 primarily related to the sale of short term investments. The cash provided by investing activities was used to fund the $1.9 billion initial net cash settlement with NICO as discussed above.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by CNA.

For the nine months ended September 30, 2010, net cash used by financing activities was $245 million as compared to $72 million for the 2009 period. Net cash used by financing activities in 2010 was primarily related to the repayment of $150 million on an outstanding credit facility and to the payment of dividends on the 2008 Senior Preferred to Loews Corporation. In addition, in the third quarter of 2010 CNA issued $500 million of 5.875% ten-year senior notes and used the net proceeds of the offering, together with cash on hand, to redeem $500 million, plus accrued and unpaid dividends thereon, of its 2008 Senior Preferred, as discussed further below.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term. In 2008, CNA issued, and Loews Corporation purchased, 12,500 shares of CNA non-voting cumulative senior preferred stock (“2008 Senior Preferred”) for $1.25 billion. CNA used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, Continental Casualty Company (“CCC”), through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”). The surplus note of CCC has a term of 30 years and accrues interest at a rate of 10.0% per year. Interest on the note is payable quarterly. CNA has requested regulatory approval from the Department for CCC to repay $500 million of the $1.0 billion surplus note to CNA during the fourth quarter of 2010.

CNA anticipates utilizing the proceeds from the repayment, if consummated, to redeem the remaining $500 million, plus accrued and unpaid dividends thereon, of the 2008 Senior Preferred. During 2009 CNA redeemed $250 million of the 2008 Senior Preferred, and during the third quarter of 2010 CNA redeemed $500 million of the 2008 Senior Preferred. The redemption anticipated above, if consummated, would fully redeem all 12,500 shares originally issued in 2008.

As discussed in Note 11 of the Notes to the Consolidated Condensed Financial Statements at Part I, Item 1, on November 1, 2010, CNA announced that it has proposed to acquire all of the outstanding shares of common stock of CNA Surety Corporation (“CNA Surety”) that it does not currently own for $22.00 per share. Based on the offer price of $22.00 per share and minority shares outstanding at September 30, 2010, the aggregate purchase price would be approximately $375 million. CNA anticipates funding the acquisition of these shares of common stock with available funds. There can be no assurance that this transaction will be consummated at the price indicated above or at all.

Diamond Offshore

Cash and investments totaled $985 million at September 30, 2010, compared to $778 million at December 31, 2009. In the first nine months of 2010, Diamond Offshore paid cash dividends totaling $612 million, consisting of special cash dividends of $560 million and aggregate regular cash dividends of $52 million. On October 20, 2010, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

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

Cash provided by operating activities during the first nine months of 2010 was $950 million, compared to $1,136 million for the 2009 period. The decrease in cash flows from operations in 2010 is primarily due to a decrease in earnings resulting from an aggregate reduction in average utilization of and dayrates earned by Diamond Offshore’s fleet and increased mobilization costs, offset by a decrease in net cash required to satisfy working capital requirements in 2010 compared to the 2009 period. Diamond Offshore used $303 million less cash to satisfy its working capital requirements during the first nine months of 2010 compared to the 2009 period, primarily due to a decrease in Diamond Offshore’s outstanding accounts receivable balances at September 30, 2010.

On July 7, 2010, Diamond Offshore completed the sale of one of its high performance, premium jack-up drilling rigs, the Ocean Shield, for a total selling price of $186 million.

Diamond Offshore has budgeted approximately $430 million on capital expenditures for 2010 associated with its ongoing rig equipment replacement and enhancement programs, equipment required for its long term international contracts and other corporate requirements. In addition, Diamond Offshore expects to spend approximately $65 million in 2010 towards the commissioning and outfitting for service of the Ocean Courage and Ocean Valor. During the first nine months of 2010, Diamond Offshore spent approximately $313 million towards these programs. Diamond Offshore expects to finance its 2010 capital expenditures through the use of its existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

As of September 30, 2010, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $20 million in letters of credit were issued and outstanding under the credit facility.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures, and debt service requirements. Diamond Offshore determines the amount of cash required to meet its capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating its ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. Diamond Offshore believes that its operating cash flows and cash reserves will be sufficient to meet both its working capital requirements and its capital commitments over the next twelve months; however, Diamond Offshore will continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

HighMount

At September 30, 2010 and December 31, 2009, cash and investments amounted to $127 million and $83 million. Net cash flows provided by operating activities were $141 million and $242 million in the nine months ended September 30, 2010 and 2009. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash provided by investing activities for the nine months ended September 30, 2010 was $403 million, compared to cash used in investing activities of $152 million for the 2009 period. Cash provided by investing activities for the nine months ended September 30, 2010 includes the net proceeds from the sale of HighMount’s assets in Michigan and Alabama of approximately $500 million. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $78 million and $98 million on capital expenditures for its drilling program in the nine months ended September 30, 2010 and 2009. In 2010, funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances and operating activities.

HighMount used the net proceeds from the sale of its assets in Michigan and Alabama to reduce the outstanding debt under its term loans. At September 30, 2010, the outstanding borrowings under the term loans were $1.1 billion. At September 30, 2010, no borrowings were outstanding under HighMount’s revolving credit facility, however, $2 million in letters of credit were issued. The available capacity under the facility is $368 million.

HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At September 30, 2010, HighMount was in compliance with all of its covenants under the credit agreement.

Boardwalk Pipeline

At September 30, 2010 and December 31, 2009, cash and investments amounted to $89 million and $50 million. Funds from operations for the nine months ended September 30, 2010 amounted to $355 million, compared to $266 million for the 2009 period. For the nine months ended September 30, 2010 and 2009, Boardwalk Pipeline’s capital expenditures were $174 million and $657 million. Boardwalk Pipeline expects to fund its remaining 2010 capital expenditures through its operating cash flows.

As of September 30, 2010, Boardwalk Pipeline had $704 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 0.5% and had no letters of credit issued. At September 30, 2010, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility and had available borrowing capacity of $246 million.

Loews Hotels

Cash and investments totaled $61 million at September 30, 2010 as compared to $63 million at December 31, 2009. In March of 2010, Loews Hotels funded $10 million for a loan guarantee and $10 million related to a development project commitment. Funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at September 30, 2010 totaled $4.0 billion as compared to $3.0 billion at December 31, 2009. The increase in net cash and investments is primarily due to the receipt of $582 million in interest and dividends from our subsidiaries, the receipt of $500 million in August of 2010 from the repayment of senior preferred stock by CNA and proceeds of $333 million in February of 2010 from the sale of 11.5 million Boardwalk Pipeline common units. These cash inflows were partially offset by the purchase of treasury stock for $337 million and $79 million of dividends paid to our shareholders.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the three and nine months ended September 30, 2010, we purchased 2.3 million and 9.2 million shares of Loews common stock at an aggregate cost of $84 million and $337 million. As of September 30, 2010, there were 416.2 million shares of Loews common stock outstanding.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In millions)

Fixed maturity securities	$511	$496	$1,540	$1,458
Short term investments	2	7	13	28
Limited partnerships	68	145	136	240
Equity securities	7	11	26	39
Trading portfolio	4	12	10	20
Other	3	2	8	6

Gross investment income	595	673	1,733	1,791
Investment expense	(14)	(13)	(41)	(36)

Net investment income	$581	$660	$1,692	$1,755

Net investment income for the three months ended September 30, 2010 decreased $79 million as compared to the 2009 period. The decrease was primarily driven by less favorable income from limited partnership investments. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.

Net investment income for the nine months ended September 30, 2010 decreased $63 million as compared to the 2009 period. The decrease was primarily driven by less favorable income from limited partnership investments partially offset by the impact of reducing short term and tax-exempt assets and shifting to higher yielding taxable long term bonds.

The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.2% and 5.1% for the nine months ended September 30, 2010 and 2009. Tax-exempt municipal bonds generated $61 million and $207 million of net investment income for the three and nine months ended September 30, 2010, compared with $90 million and $295 million of net investment income for the 2009 periods.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies		$(34)	$4	$(61)
Asset-backed securities	$22	(104)	32	(603)
States, municipalities and political subdivisions securities	7	17	15	72
Foreign government securities		1	1	27
Corporate and other bonds	47	8	110	(288)
Redeemable preferred stock			7	(9)

Total fixed maturity securities	76	(112)	169	(862)
Equity securities	(17)	19	(42)	(133)
Derivative securities	(1)	(13)	(1)	51
Short term investments	2	2	6	10
Other	2	4	(7)	5

Total realized investment gains (losses)	62	(100)	125	(929)
Income tax (expense) benefit	(22)	34	(50)	319

Net realized investment gains (losses)	40	(66)	75	(610)
Amounts attributable to noncontrolling interests	(3)	5	(7)	61

Net realized investment gains (losses) attributable to Loews Corporation	$37	$(61)	$68	$(549)

Net realized investment results improved $98 million and $617 million for the three and nine months ended September 30, 2010 compared to the 2009 periods. The improved results were driven by significantly lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 90% of which were rated as investment grade (rated BBB- or higher) at September 30, 2010 and December 31, 2009. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these providers, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value:

	September 30, 2010		December 31, 2009
(In millions of dollars)

U.S. Government and Agencies	$3,152	8.2%	$3,705	10.4%
Other AAA rated	5,229	13.5	5,855	16.5
AA and A rated	15,217	39.4	12,464	35.0
BBB rated	11,336	29.3	10,122	28.4
Non-investment grade	3,712	9.6	3,466	9.7

Total	$38,646	100.0%	$35,612	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3,678 million and $3,637 million at

September 30, 2010 and December 31, 2009. The following table summarizes the ratings of this portfolio at carrying value.

	September 30, 2010		December 31, 2009
(In millions of dollars)

BB	$1,425	38.4%	$1,352	39.0%
B	1,157	31.1	1,255	36.2
CCC-C	1,013	27.3	761	22.0
D	117	3.2	98	2.8

Total	$3,712	100.0%	$3,466	100.0%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At September 30, 2010, $587 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, over 95% was within the states, municipalities and political subdivisions securities sector.

At September 30, 2010 and December 31, 2009, approximately 98% and 99% of the fixed maturity portfolio was issued by the U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

The carrying value of fixed maturity and equity securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2010 was $299 million, which represents approximately 0.7% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $16 million at September 30, 2010.

The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at September 30, 2010 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	5.0%	3.0%
Due after one year through five years	15.0	15.0
Due after five years through ten years	39.0	33.0
Due after ten years	41.0	49.0

Total	100.0%	100.0%

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

	September 30, 2010		December 31, 2009
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Segregated investments	$11,968	11.2	$10,376	11.2
Other interest sensitive investments	29,077	4.6	29,665	4.0

Total	$41,045	6.6	$40,041	5.8

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

Short Term Investments

The carrying value of the components of the short term investment portfolio is presented in the following table:

	September 30, 2010	December 31, 2009

(In millions)

Short term investments available-for-sale:
Commercial paper	$670	$185
U.S. Treasury securities	884	3,025
Money market funds	126	179
Other	404	560

Total short term investments	$2,084	$3,949

There was no cash collateral held related to securities lending at September 30, 2010 or December 31, 2009.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type
September 30, 2010	RMBS (a)	CMBS (b)	Other ABS (c)	Total

(In millions)

U.S. government agencies	$2,946	$32		$2,978
AAA	1,346	382	$486	2,214
AA	224	173	65	462
A	197	261	66	524
BBB	247	113	24	384
Non-investment grade and equity tranches	1,195	40	63	1,298

Total fair value	$6,155	$1,001	$704	$7,860

Total amortized cost	$6,277	$1,032	$689	$7,998

Sub-prime (included above)
Fair value	$555			$555
Amortized cost	596			596

Alt-A (included above)
Fair value	$680			$680
Amortized cost	720			720

(a)	Residential mortgage-backed securities (“RMBS”)
(b)	Commercial mortgage-backed securities (“CMBS”)
(c)	Other asset-backed securities (“Other ABS”)

The exposure to sub-prime residential mortgage (“sub-prime”) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 68% were rated investment grade, while 82% of the Alt-A securities were rated investment grade. At September 30, 2010, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $21 million for securities with sub-prime and Alt-A exposure were included in the $59 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Condensed Statements of Income for the nine months ended September 30, 2010. Continued deterioration in the underlying collateral beyond our current expectations may cause us to reconsider and recognize additional OTTI losses in earnings. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.

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

—

the risks and uncertainties associated with CNA’s loss reserves as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in the MD&A portion of our Annual Report on Form 10-K for the year ended December 31, 2009, including the sufficiency of the reserves and the possibility for future increases;

—

the possibility of changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

—

the effects of failures in the financial services industry, as well as irregularities in financial reporting and other corporate governance matters, on the markets for directors & officers, and errors & omissions coverages, as well as on capital and credit markets;

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

—

conditions in the capital and credit markets that may limit CNA’s ability to raise significant amounts of capital on favorable terms, as well as restrictions on the ability or willingness of the Company to provide additional capital support to CNA; and

—

with respect to the transaction in which CNA ceded A&EP liabilities referenced in this document, whether the other parties to the transaction will fully perform their obligations to CNA, the uncertainty in estimating loss reserves for A&EP liabilities and the possible continued exposure of CNA to liabilities for A&EP claims.

Risks and uncertainties primarily affecting us and our energy subsidiaries

—

the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including possible write downs of the carrying value of natural gas and NGL properties and impairments of goodwill;

—

the effects of the Macondo well blowout, including, without limitation, the impact of the moratorium on drilling in the U.S. Gulf of Mexico, related delays in permitting activities and related regulations and market developments;

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

—	potential future asset impairments.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2010. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

Item 4.  Controls and Procedures.

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2010 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The aftermath of the moratorium on offshore drilling in the U.S. Gulf of Mexico and new regulations adopted as a result of the investigation into the Macondo well blowout could negatively impact Diamond Offshore.

In the near-term aftermath of the Macondo incident, on May 30, 2010, the U.S. government imposed a six month moratorium on certain drilling activities in water deeper than 500 feet in the GOM and subsequently implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. On October 12, 2010, the U.S. government lifted the moratorium subject to compliance with enhanced safety requirements, including those set forth in Notices to Lessees 2010-N05 and 2010-N06, both of which were implemented during the drilling ban. Additionally, all drilling in the GOM will be required to comply with the

Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (“Drilling Safety Rule”) and the Workplace Safety Rule on Safety and Environmental Management Systems, both of which were issued on September 30, 2010, once they become final. Diamond Offshore continues to evaluate these new measures to ensure that its rigs and equipment are in full compliance, where applicable. Additional requirements could be forthcoming based on further recommendations by regulatory agencies investigating the Macondo incident. Diamond Offshore is not able to predict the likelihood, nature or extent of additional rulemaking or when the interim rules, or any future rules, could become final. Nor is Diamond Offshore able to predict when the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEM”), will issue drilling permits to its customers. Diamond Offshore is not able to predict the future impact of these events on its operations. Even with the drilling ban lifted, certain deepwater drilling activities remain suspended until the BOEM resumes its regular permitting of those activities.

The current and future regulatory environment in the GOM could result in a number of rigs being, or becoming available to be, moved to locations outside of the GOM, which could potentially put downward pressure on global dayrates and adversely affect Diamond Offshore’s ability to contract its floating rigs that are currently uncontracted or coming off contract. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of operations, and escalating costs borne by Diamond Offshore’s customers, along with permitting delays, could reduce exploration and development activity in the GOM and therefore demand for Diamond Offshore’s services. In addition, insurance costs across the industry are expected to increase as a result of the Macondo incident, and in the future certain insurance coverage is likely to become more costly, and may become less available or not available at all.

Diamond Offshore cannot predict when the U.S. government will begin to issue new drilling permits in a timely manner nor the potential impact of new regulations that may be forthcoming as the investigation into the Macondo well incident continues. The inability to redeploy Diamond Offshore’s rigs impacted by the drilling moratorium, or to obtain dayrates sufficient to cover additional operating expenses and mobilization costs if such impacted rigs are redeployed in international waters, could adversely affect Diamond Offshore’s financial position, results of operations and cash flows. In addition, implementation of additional regulations may subject Diamond Offshore to increased costs of operating and/or a reduction in the area of operation in the GOM.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
August 1, 2010 - August 31, 2010	892,100	$36.27	N/A	N/A

September 1, 2010 - September 30, 2010	1,416,300	$36.69	N/A	N/A

Item 6.  Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 3, 2010	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)