Form 10-K
period 2010-12-31
LOEWS CORP
filed 2011-02-23
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10,445,000,000.

As of February 1, 2011, there were 413,706,490 shares of Loews common stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2011 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON

FORM 10-K FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2010

Item No.	PART I	Page No.

1	Business	3
	CNA Financial Corporation	3
	Diamond Offshore Drilling, Inc.	9
	HighMount Exploration & Production LLC	11
	Boardwalk Pipeline Partners, LP	16
	Loews Hotels Holding Corporation	18
	Executive Officers of the Registrant	20
	Available Information	20
1 A	Risk Factors	20
1 B	Unresolved Staff Comments	38
2	Properties	38
3	Legal Proceedings	38

	PART II

5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
	Management’s Report on Internal Control Over Financial Reporting	41
	Reports of Independent Registered Public Accounting Firm	42
6	Selected Financial Data	44
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
7 A	Quantitative and Qualitative Disclosures about Market Risk	92
8	Financial Statements and Supplementary Data	95
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	180
9 A	Controls and Procedures	180
9 B	Other Information	180

	PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

	PART IV

15	Exhibits and Financial Statement Schedules	181

PART I

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation, a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC, a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP, a 66% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

Please read information relating to our major business segments from which we derive revenue and income contained in Note 22 of the Notes to Consolidated Financial Statements, included under Item 8.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and The Continental Insurance Company (“CIC”), organized in 1853, and certain other affiliates. CIC became a subsidiary of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). CNA accounted for 63.0%, 60.0% and 58.9% of our consolidated total revenue for the years ended December 31, 2010, 2009 and 2008.

CNA’s insurance products primarily include commercial property and casualty coverages. CNA’s services include risk management, information services, warranty and claims administration. CNA’s products and services are marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, associations, professionals and other groups.

CNA’s core business, commercial property and casualty insurance operations, is reported in two business segments: CNA Specialty and CNA Commercial. CNA’s non-core businesses are managed in two business segments: Life & Group Non-Core and Other Insurance. Each segment is managed separately due to differences in their product lines and markets.

CNA’s property and casualty field structure consists of 44 underwriting locations across the country. There are three centralized processing operations which handle policy processing, billing and collection activities, and also act as call centers to optimize service. The claims structure consists of a centralized claim center designed to efficiently handle the high volume of low severity claims including property damage, liability, and workers’ compensation medical only claims, and 15 principal claim office locations around the country handling the more complex claims.

CNA Specialty

CNA Specialty provides professional liability and other coverages through property and casualty products and services, both domestically and abroad, through a network of brokers, independent agencies and managing general underwriters. CNA Specialty provides solutions for managing the risks of its clients, including architects, lawyers, accountants, health care professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds and vehicle warranty services.

CNA Specialty includes the following business groups:

Professional & Management Liability: Professional & Management Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages in the United States. This group provides professional liability coverages to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and technology firms. Professional & Management Liability also provides directors and officers, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations, where tailored products for this client segment are offered. Products within Professional & Management Liability are distributed through brokers, agents and managing general underwriters. Professional & Management Liability, through CNA HealthPro, also offers insurance products to serve the health care delivery system. Products include professional liability and associated standard property and casualty coverages, and are distributed on a national basis through brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied health care providers, life sciences, dental professionals and mid-size and large health care facilities.

International: International provides similar management and professional liability insurance and other specialized property and casualty coverages in Canada and Europe.

Surety: Surety consists primarily of CNA Surety Corporation (“CNA Surety”) and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 61% of CNA Surety.

Warranty and Alternative Risks: Warranty and Alternative Risks provides extended service contracts and related products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and portable electronic communication devices. These products are distributed through and administered by CNA’s wholly owned subsidiary, CNA National Warranty Corporation, or through third party administrators.

CNA Commercial

CNA Commercial works with an independent agency distribution system and a network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses and organizations domestically and abroad. Property products include standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

These property and casualty products are offered as part of CNA’s Business, Commercial and International insurance groups. CNA’s Business insurance group serves its smaller commercial accounts and the Commercial insurance group serves CNA’s middle markets and its larger risks. In addition, CNA Commercial provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly owned subsidiary, CNA ClaimPlus, Inc., a third party administrator. The International insurance group primarily consists of the commercial product lines of CNA’s operations in Europe, Canada, as well as Hawaii.

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

Other Insurance

Other Insurance primarily includes certain CNA corporate expenses, including interest on CNA corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”). In 2010, CNA ceded substantially all of its legacy A&EP liabilities under the Loss Portfolio Transfer, as further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations by Business Segment – CNA Financial” for information with respect to each segment.

Direct Written Premiums by Geographic Concentration

Set forth below is the distribution of CNA’s direct written premiums by geographic concentration.

Year Ended December 31	2010	2009	2008

California	9.3%	9.1%	9.2%
New York	6.8	6.8	6.9
Texas	6.5	6.6	6.2
Florida	6.1	6.2	6.5
Illinois	4.0	3.8	3.8
Missouri	4.0	3.6	3.1
New Jersey	3.5	3.7	3.8
Pennsylvania	3.4	3.2	3.3
All other states, countries or political subdivisions (a)	56.4	57.0	57.2
	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of direct written premiums.

Approximately 6.9%, 7.0% and 7.4% of CNA’s direct written premiums were derived from outside of the United States for the years ended December 31, 2010, 2009 and 2008. Premiums from any one individual foreign country were not material to aggregate direct written premiums.

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

The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The development amounts in the table below include the impact of commutations, but exclude the impact of the allowance for doubtful accounts on reinsurance receivables.

	Schedule of Loss Reserve Development
Year Ended December 31	2000	2001(a)	2002(b)	2003	2004	2005	2006	2007	2008	2009	2010(c)
(In millions of dollars)

Originally reported gross reserves for unpaid claim and claim adjustment expenses	26,510	29,649	25,719	31,284	31,204	30,694	29,459	28,415	27,475	26,712	25,412
Originally reported ceded recoverable	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945	6,213	5,524	6,060
Originally reported net reserves for unpaid claim and claim adjustment expenses	19,177	17,946	15,229	17,437	17,522	20,256	21,381	21,470	21,262	21,188	19,352
Cumulative net paid as of:
One year later	7,686	5,981	5,373	4,382	2,651	3,442	4,436	4,308	3,930	3,762	-
Two years later	11,992	10,355	8,768	6,104	4,963	7,022	7,676	7,127	6,746	-	-
Three years later	15,291	12,954	9,747	7,780	7,825	9,620	9,822	9,102	-	-	-
Four years later	17,333	13,244	10,870	10,085	9,914	11,289	11,312	-	-	-	-
Five years later	17,775	13,922	12,814	11,834	11,261	12,465	-	-	-	-	-
Six years later	18,970	15,493	14,320	12,988	12,226	-	-	-	-	-	-
Seven years later	20,297	16,769	15,291	13,845	-	-	-	-	-	-	-
Eight years later	21,382	17,668	16,022	-	-	-	-	-	-	-	-
Nine years later	22,187	18,286	-	-	-	-	-	-	-	-	-
Ten years later	22,826	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	19,177	17,946	15,229	17,437	17,522	20,256	21,381	21,470	21,262	21,188	19,352
One year later	21,502	17,980	17,650	17,671	18,513	20,588	21,601	21,463	21,021	20,643	-
Two years later	21,555	20,533	18,248	19,120	19,044	20,975	21,706	21,259	20,472	-	-
Three years later	24,058	21,109	19,814	19,760	19,631	21,408	21,609	20,752	-	-	-
Four years later	24,587	22,547	20,384	20,425	20,212	21,432	21,286	-	-	-	-
Five years later	25,594	22,983	21,076	21,060	20,301	21,326	-	-	-	-	-
Six years later	26,023	23,603	21,769	21,217	20,339	-	-	-	-	-	-
Seven years later	26,585	24,267	21,974	21,381	-	-	-	-	-	-	-
Eight years later	27,207	24,548	22,168	-	-	-	-	-	-	-	-
Nine years later	27,510	24,765	-	-	-	-	-	-	-	-	-
Ten years later	27,702	-	-	-	-	-	-	-	-	-	-
Total net (deficiency) redundancy	(8,525)	(6,819)	(6,939)	(3,944)	(2,817)	(1,070)	95	718	790	545	-

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	27,702	24,765	22,168	21,381	20,339	21,326	21,286	20,752	20,472	20,643	-
Re-estimated ceded recoverable	11,397	16,911	16,279	14,639	13,507	10,846	8,541	7,180	6,168	5,559	-
Total gross re-estimated reserves	39,099	41,676	38,447	36,020	33,846	32,172	29,827	27,932	26,640	26,202	-

Total gross (deficiency) redundancy	(12,589)	(12,027)	(12,728)	(4,736)	(2,642)	(1,478)	(368)	483	835	510	-

Net (deficiency) redundancy related to:
Asbestos	(1,590)	(818)	(827)	(177)	(123)	(113)	(112)	(107)	(79)	-	-
Environmental pollution	(635)	(288)	(282)	(209)	(209)	(159)	(159)	(159)	(76)	-	-
Total asbestos and environmental pollution	(2,225)	(1,106)	(1,109)	(386)	(332)	(272)	(271)	(266)	(155)	-	-
Core (Non-asbestos and environmental pollution)	(6,300)	(5,713)	(5,830)	(3,558)	(2,485)	(798)	366	984	945	545	-
Total net (deficiency) redundancy	(8,525)	(6,819)	(6,939)	(3,944)	(2,817)	(1,070)	95	718	790	545	-

(a)

Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (“CNAGLA”). Further, on January 1, 2001, $1.1 billion of reserves were transferred from CCC to CNAGLA.

(b)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited. As a result of the sale, net reserves were reduced by $1.3 billion.
(c)

Effective January 1, 2010, CNA ceded approximately $1.5 billion of net asbestos and environmental pollution (“A&EP”) claim and allocated claim adjustment expense reserves relating to its continuing operations under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion, as further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

Rates among insurers vary according to the types of insurers and methods of operation. CNA competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, financial strength, ratings and quality of service, including claim adjustment services.

There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. Based on 2009 statutory net written premiums, CNA is the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States.

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

Although the federal government does not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal financial services reforms; various tax proposals affecting insurance companies; and possible regulatory limitations, impositions and restrictions arising from the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the Patient Protection and Affordable Care Act, both enacted in 2010.

Various legislative and regulatory efforts to reform the tort liability system have, and will continue to, impact CNA’s industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders. For example, some state legislatures have from time to time considered legislation addressing direct action against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting is expected to continue to be difficult in commercial lines, professional liability and other specialty coverages.

The Dodd-Frank Wall Street Reform and Consumer Protection Act expands the federal presence in insurance oversight and may increase the regulatory requirements to which CNA may be subject. The Act’s requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long term care insurance and crop insurance, to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. The Act calls for numerous studies and contemplates further regulation.

The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act may increase CNA’s operating costs and underwriting losses. This landmark legislation may lead to numerous changes in the health care industry that could create additional operating costs for CNA, particularly with respect to workers’ compensation and long term care products. These costs might arise through the increased use of health care services by claimants or the increased complexities in health care bills that could require additional levels of review. In addition, due to the expected number of new participants in the health care system and the potential for additional malpractice claims, CNA may experience increased underwriting risk in the lines of business that provide management and professional liability insurance to individuals and businesses engaged in the health care industry. The lines of business that provide professional liability insurance to attorneys, accountants and other professionals who advise clients regarding the health care reform legislation may also experience increased underwriting risk due to the complexity of the legislation.

Properties: The Chicago location owned by CCC, a wholly owned subsidiary of CNA, houses CNA’s principal executive offices. CNA owns or leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to CNA’s principal office locations:

Location	Size (square feet)	Principal Usage

333 S. Wabash Avenue Chicago, Illinois	763,322	Principal executive offices of CNA

401 Penn Street Reading, Pennsylvania	190,677	Property and casualty insurance offices

2405 Lucien Way Maitland, Florida	116,948	Property and casualty insurance offices

40 Wall Street New York, New York	114,096	Property and casualty insurance offices

1100 Ward Avenue Honolulu, Hawaii	104,478	Property and casualty insurance offices

101 S. Phillips Avenue Sioux Falls, South Dakota	83,616	Property and casualty insurance offices

600 N. Pearl Street Dallas, Texas	65,752	Property and casualty insurance offices

1249 S. River Road Cranbury, New Jersey	50,366	Property and casualty insurance offices

4267 Meridian Parkway Aurora, Illinois	46,903	Data center

675 Placentia Avenue Brea, California	46,571	Property and casualty insurance offices

CNA leases its office space described above except for the Chicago, Illinois building, the Reading, Pennsylvania building, and the Aurora, Illinois building, which are owned.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (“Diamond Offshore”), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore owns 46 offshore rigs. Diamond Offshore accounted for 23.0%, 25.9% and 26.3% of our consolidated total revenue for the years ended December 31, 2010, 2009 and 2008.

Rigs: Diamond Offshore owns and operates 32 semisubmersible rigs, consisting of 13 high specification and 19 intermediate rigs. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersible rigs are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersible rigs can also be held in position through the use of a computer controlled thruster (“dynamic-positioning”) system to maintain the rig’s position over a drillsite. Five semisubmersible rigs in Diamond Offshore’s fleet have this capability.

Diamond Offshore’s high specification semisubmersible rigs are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features, as compared to intermediate semisubmersible rigs. Five high specification rigs have nominal water depth capability of 10,000 feet; one of 8,000 feet; one of 7,000 feet; five of 5,500 to 5,250 feet; and one of 4,000 feet. As of January 24, 2011, six of Diamond Offshore’s 13 high specification semisubmersible rigs were located offshore Brazil, and two were located in the U.S. Gulf of Mexico (“GOM”). Of Diamond Offshore’s remaining high specification semisubmersible rigs, one was located offshore each of Angola, Egypt, Indonesia and the Republic of Congo and one was in a shipyard in Singapore.

Diamond Offshore’s intermediate semisubmersible rigs generally work in maximum water depths up to 3,999 feet. As of January 24, 2011, Diamond Offshore had 19 intermediate semisubmersible rigs in various locations around the world. Nine of these semisubmersible rigs were operating in the South America region, including eight offshore Brazil and one offshore the Falkland Islands; three were located in the North Sea; two were located offshore Australia; one was located offshore Vietnam and one was cold stacked in Malaysia. Diamond Offshore’s remaining three intermediate semisubmersible rigs are located in the GOM, where two have been cold stacked.

Diamond Offshore has one high specification drillship, the Ocean Clipper, which was located offshore Brazil as of January 24, 2011. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deepwater drillships compete in many of the same markets as do high specification semisubmersible rigs.

Diamond Offshore has 13 jack-up drilling rigs. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Diamond Offshore’s jack-up rigs are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig’s legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues with the legs penetrating the seabed until resistance is sufficient to elevate the hull above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

As of January 24, 2011, six of Diamond Offshore’s 13 jack-up rigs were located in the GOM, of which four rigs have been cold stacked, consisting of two mat-supported cantilevered rigs, one mat-supported slot rig and one independent-leg, cantilevered rig. Of Diamond Offshore’s seven remaining jack-up rigs, all of which are independent-leg cantilevered rigs, two each were located offshore Egypt and Mexico, and one was located offshore each of Brazil and Montenegro. Diamond Offshore’s remaining jack-up rig was en route to Thailand.

Fleet Upgrades: Diamond Offshore’s long term strategy has been to economically upgrade its fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersible rigs, in order to maximize the utilization of, and dayrates earned by, the rigs in its fleet. In December 2010 and January 2011, Diamond Offshore entered into separate turnkey contracts with Hyundai Heavy Industries Co. Ltd., (“Hyundai”), for the construction of two dynamically positioned, ultra-deepwater drillships with deliveries scheduled for late in the second and fourth quarters of 2013. Diamond Offshore expects total cost for the sister drillships, including commissioning, spares and project management, to aggregate approximately $1.2 billion. In addition, Diamond Offshore has also obtained from Hyundai a fixed-price option for the purchase of a third drillship, which it has the right to exercise at any time before the end of the first quarter of 2011.

In June 2009 and September 2009, Diamond Offshore acquired two new-build deepwater, dynamically positioned, semisubmersible drilling rigs, the Ocean Courage and the Ocean Valor. Including Diamond Offshore’s rig acquisitions in 2009 and its two recent drillship orders, Diamond Offshore has purchased, ordered or upgraded seven rigs with capabilities in 10,000 feet of water over the last four years.

Markets: The principal markets for Diamond Offshore’s contract drilling services are the following:

•	South America, principally offshore Brazil and the Falkland Islands;

•	Australia and Asia, including Malaysia, Indonesia, Thailand and Vietnam;

•	the Middle East, including Kuwait, Qatar and Saudi Arabia;

•	Europe, principally in the United Kingdom, or U.K., and Norway;

•	West Africa, including Angola and the Republic of Congo;

•	The Mediterranean Basin, including Egypt; and

•	the Gulf of Mexico, including the U.S. and Mexico.

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

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells, which Diamond Offshore refers to as a well-to-well contract, or a fixed term, which Diamond Offshore refers to as a term contract, and may be terminated by the customer in the event the drilling rig is destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party to the contract. In addition, certain of Diamond Offshore’s contracts permit the customer to terminate the contract early by giving notice, and in most circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally at competitive market rates and mutually agreeable terms at the time of the extension.

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2010, 2009 and 2008, Diamond Offshore performed services for 46, 47 and 49 different customers. During 2010, 2009 and 2008, one of Diamond Offshore’s two customers in Brazil, Petróleo Brasileiro S.A., or Petrobras, (a Brazilian multinational energy company that is majority-owned by the Brazilian government), accounted for 24.0%, 15.0% and 13.0% of Diamond Offshore’s annual total consolidated revenues. OGX Petróleo e Gás Ltda., (“OGX”) (a privately owned Brazilian oil and natural gas company) accounted for 14.0% of Diamond Offshore’s annual total consolidated revenues in 2010. No other customer accounted for 10.0% or more of Diamond Offshore’s annual total consolidated revenues during 2010, 2009 or 2008.

Brazil is the most active floater market in the world today. As of the date of this report, the greatest concentration of Diamond Offshore’s operating assets outside the United States is offshore Brazil, where 16 rigs in its fleet are currently working. Diamond Offshore’s contract backlog attributable to its expected operations offshore Brazil is $1.6 billion, $1.5 billion and $987 million for the years 2011, 2012 and 2013, and $1.0 billion in the aggregate for the years 2014 to 2016. Please see MD&A under Item 7 for additional information.

Competition: The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. The drilling industry has experienced consolidation in recent years and may experience additional consolidation, which could create additional large competitors. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. Diamond Offshore competes with offshore drilling contractors that together have more than 730 mobile rigs available worldwide.

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

Operations Outside the United States: Diamond Offshore’s operations outside the U.S. accounted for approximately 80.9%, 66.0% and 59.3% of its total consolidated revenues for the years ended December 31, 2010, 2009 and 2008.

Properties: Diamond Offshore owns an eight-story office building containing approximately 170,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where its corporate headquarters is located, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations, two buildings totaling 77,200 square feet and 11 acres of land in Macae, Brazil, for its South American operations and two buildings totaling 20,000 square feet and two acres of land in Ciudad del Carmen, Mexico, for its Mexican operations. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Norway, Malaysia, Singapore, Egypt, Angola, Republic of Congo, Vietnam and the U.K. to support its offshore drilling operations.

HIGHMOUNT EXPLORATION & PRODUCTION LLC

HighMount is engaged in the exploration, production and marketing of natural gas, natural gas liquids (predominantly ethane and propane) and, to a small extent, oil, primarily in the Permian Basin in Texas. HighMount holds interests in developed and undeveloped acreage, wellbores and well facilities, which generally take the form of working interests in leases that have varying terms. HighMount’s interests in these properties are, in many cases, held jointly with third parties and may be subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements with other parties as is customary in the oil and gas industry. HighMount also owns or has interests in gathering systems which transport natural gas and natural gas liquids (“NGLs”), principally from its producing wells, to processing plants and pipelines owned by third parties. HighMount accounted for 2.9%, 4.4% and 5.8% of our consolidated total revenue for the years ended December 31, 2010, 2009 and 2008.

We use the following terms throughout this discussion of HighMount’s business, with “equivalent” volumes computed with oil and NGL quantities converted to Mcf, on an energy equivalent ratio of one barrel to six Mcf:

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

In addition, as used in this discussion of HighMount’s business, “gross wells” refers to the total number of wells in which HighMount owns a working interest and “net wells” refers to the sum of each of the gross wells multiplied by the percentage working interest owned by HighMount in such well. “Gross acres” refers to the total number of acres with respect to which HighMount owns or leases a mineral interest and “net acres” is the sum of each unit of gross acres covered by a lease or other arrangement multiplied by HighMount’s percentage ownership interest in such gross acreage.

As of December 31, 2010, HighMount owned 1.3 Tcfe of net proved reserves, of which 78.2% were classified as proved developed reserves. HighMount’s estimated total proved reserves consist of 944.9 Bcf of natural gas, 56.0 MMBbls of NGLs, and 3.2 MMBbls of oil and condensate. HighMount produced approximately 211 MMcfe per day of natural gas, NGLs and oil during 2010. HighMount holds leasehold or drilling rights in 0.7 million net acres, of which 0.4 million is developed acreage and the balance is held for future exploration and development drilling opportunities. HighMount participated in the drilling of 238 wells during 2010, of which 227 (or 95.4%) are productive wells.

Sale of Assets: On April 30, 2010, HighMount completed the sale of substantially all exploration and production assets located in the Antrim Shale in Michigan and on May 28, 2010, HighMount completed the sale of substantially all exploration and production assets located in the Black Warrior Basin in Alabama. The Michigan and Alabama properties represented approximately 17% in aggregate of HighMount’s total proved reserves as of December 31, 2009. HighMount used the net proceeds from the sales, of approximately $500 million, to reduce the outstanding debt under its term loans.

Reserves: HighMount’s reserves disclosed in this Report represent its share of reserves based on its net revenue interest in each property. Estimated reserves as of December 31, 2010 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers and are the responsibility of management. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (“SEC”) guidelines.

HighMount implements various internal controls to assure objectivity of the reserve estimation process. The main internal controls include (a) detailed reviews of reserve-related information at various levels of the organization – Reserve Engineering and Executive Management, (b) reserve audit performed by an independent third party reserve auditor, (c) segregation of duties and (d) system reconciliation or automated interface between various systems used in the reserve estimation process.

HighMount employs a team of reservoir engineers that specialize in HighMount’s area of operation. The reservoir engineering team is separate from HighMount’s operating division and reports to HighMount’s Chief Operating Officer. The compensation of HighMount’s reservoir engineers is not dependent on the quantity of reserves booked. HighMount’s lead evaluator has over twenty five years of oil and gas engineering experience, nine of those in the reservoir discipline. He has a registered professional engineering license from the State of Oklahoma and is a member in good standing of the Society of Petroleum Engineers.

Ryder Scott Company, L.P., an independent third party petroleum engineering consulting firm, has audited HighMount’s reserve estimates in accordance with the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. Ryder Scott’s lead reservoir engineer responsible for the reserve audit has more than thirty years of experience in the field of estimation and evaluation of petroleum reserves and resources. He has the professional qualifications of a Reserve Estimator and a Reserve Auditor set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. He earned a Bachelor of Science degree in Chemical Engineering at the University of Notre Dame in 1975 and a Masters of Business Administration at the University of Texas at Austin in 1998. He is a licensed Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers, the Texas Independent Producers and Royalty Owners Association, and the Houston’s Producers Forum.

The following table sets forth HighMount’s proved reserves at December 31, 2010, based on average 2010 prices of $4.38 per MMBtu for natural gas, $43.75 per Bbl for NGLs and $79.43 per Bbl for oil. Substantially all proved reserves were located in the Permian Basin.

	Natural Gas (MMcf)	NGLs (Bbls)	Oil (Bbls)	Natural Gas Equivalents (MMcfe)

Proved developed	741,206	43,453,508	2,350,313	1,016,029
Proved undeveloped	203,656	12,575,070	816,310	284,004
Total proved	944,862	56,028,578	3,166,623	1,300,033

During 2010, total proved reserves declined 664 Bcfe, due to sales of assets, negative revisions of proved reserves and production. The sales of HighMount’s assets, primarily in Michigan and Alabama, reduced proved reserves by 364 Bcfe. HighMount reviews its proved reserves on an annual basis. Based on recent higher decline rates of producing wells, HighMount reduced its estimate of proved reserves by 223 Bcfe, net of additions. During 2010, HighMount produced 77 Bcfe.

During 2010, HighMount’s proved undeveloped reserves decreased by 100 Bcfe, largely due to the sale of HighMount’s assets in Michigan and Alabama, totaling 80 Bcfe, as discussed above, and reserve revisions. As a result of HighMount’s reduced pace of activity, drilling plans for a significant portion of HighMount’s proved undeveloped reserves extended beyond five years. Due to the five year limitation on proved undeveloped reserves, HighMount reclassified 208 Bcfe of proved undeveloped reserves to the non-proved category. Subsequently, 238 Bcfe of probable reserves were promoted to the proved undeveloped category, as these pertain to locations HighMount expects to drill during the next five years. During 2010, HighMount also converted 8 Bcfe from proved undeveloped reserves to proved developed reserves through drilling. The remaining revisions are a result of anticipated lower reserves for each proved undeveloped location.

Estimated net quantities of proved natural gas and oil (including condensate and NGLs) reserves at December 31, 2010, 2009 and 2008 and changes in the reserves during 2010, 2009 and 2008 are shown in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

HighMount’s properties typically have relatively long reserve lives, high well completion success rates and predictable production profiles. Based on December 31, 2010 proved reserves and HighMount’s average production from these properties during 2010, the average reserve-to-production index of HighMount’s proved reserves is 19 years.

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

During the years ended December 31, 2010, 2009 and 2008, HighMount engaged in the drilling activity presented in the following table. All wells drilled during 2010, 2009 and 2008 disclosed in the table below were development wells.

Year Ended December 31	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Productive Wells
Permian Basin	215	212.5	100	98.5	369	363.5
Other (a)	12	8.8	54	32.2	120	65.6
Total Productive Wells	227	221.3	154	130.7	489	429.1

Dry Wells
Permian Basin	11	11.0	5	5.0	9	9.0
Total Dry Wells	11	11.0	5	5.0	9	9.0

Total Completed Wells	238	232.3	159	135.7	498	438.1

Wells in Progress
Permian Basin	29	28.8	67	66.9	32	31.9
Other (a)			13	10.0	3	1.2
Total Wells in Progress	29	28.8	80	76.9	35	33.1

(a)	Represents wells drilled in the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, which were sold in 2010.

In addition, at December 31, 2010, HighMount had two exploratory wells still under evaluation.

Acreage: As of December 31, 2010, HighMount owned interests in 591,063 gross developed acres (446,928 net developed acres) and 529,776 gross undeveloped acres (274,557 net undeveloped acres) primarily in the Permian Basin.

Production and Sales: Please see the Production and Sales statistics table for additional information included in the MD&A under Item 7.

HighMount utilizes its own marketing and sales personnel to market the natural gas and NGLs that it produces to large energy companies and intrastate pipelines and gathering companies. Production is typically sold and delivered directly to a pipeline at liquid pooling points or at the tailgates of various processing plants, where it then enters a pipeline system. Permian Basin natural gas sales prices are primarily at a Houston Ship Channel Index.

To manage the risk of fluctuations in prevailing commodity prices, HighMount enters into commodity and basis swaps and other derivative instruments.

Wells: As of December 31, 2010, HighMount had an interest in 6,134 gross producing wells (5,800 net producing wells) located in the Permian Basin. Wells located in the Permian Basin have a typical well depth in the range of 6,000 to 9,000 feet.

Competition: HighMount competes with other oil and gas companies in all aspects of its business, including acquisition of producing properties and leases and obtaining goods, services and labor, including drilling rigs and well completion services. HighMount also competes in the marketing of produced natural gas and NGLs. Some of HighMount’s competitors have substantially larger financial and other resources than HighMount. Factors that affect HighMount’s ability to acquire producing properties include available funds, available information about the property and standards established by HighMount for minimum projected return on investment. Natural gas and NGLs also compete with alternative fuel sources, including heating oil, imported liquefied natural gas and other fossil fuels.

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

In September 2009, the United States Environmental Protection Agency (“EPA”) adopted regulations under the Clean Air Act requiring the monitoring and reporting of annual greenhouse gas (“GHG”) emissions by certain large U.S. GHG emitters. Affected companies are required to monitor their GHG emissions and report to the EPA beginning in March 2011. Oil and gas exploration and production companies that emit less than 25,000 metric tons of GHG per year from any facility (as defined in the regulations), including HighMount, are not required to monitor or report emissions at this time. However, the EPA has indicated it will issue a proposed rule for comment as it pertains to Oil and Gas Systems.

Properties: In addition to its interests in oil and gas producing properties, HighMount leases an aggregate of approximately 62,000 square feet of office space in Houston, Texas, which includes its corporate headquarters, and approximately 92,000 square feet of office space in Oklahoma City, Oklahoma. HighMount also leases other surface rights and office, warehouse and storage facilities necessary to operate its business.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in the interstate transportation and storage of natural gas. Boardwalk Pipeline accounted for 7.7%, 6.4% and 6.4% of our consolidated total revenue for the years ended December 31, 2010, 2009 and 2008.

We own approximately 66% of Boardwalk Pipeline comprised of 102,719,466 common units, 22,866,667 class B units and a 2% general partner interest. A wholly owned subsidiary of ours (“BPHC”) is the general partner and holds all of Boardwalk Pipeline’s incentive distribution rights which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

Boardwalk Pipeline owns and operates three interstate natural gas pipelines, with approximately 14,200 miles of interconnected pipelines, directly serving customers in 12 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. In 2010, its pipeline systems transported approximately 2.5 trillion cubic feet (“Tcf”) of gas. Average daily throughput on Boardwalk Pipeline’s pipeline systems during 2010 was approximately 6.8 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 11 underground storage fields located in four states with aggregate working gas capacity of approximately 167.0 Bcf.

Boardwalk Pipeline conducts all of its operations through its three operating subsidiaries:

Gulf Crossing Pipeline Company LLC (“Gulf Crossing”): The Gulf Crossing pipeline system, which originates in Texas and proceeds into Louisiana, operates approximately 360 miles of natural gas pipeline. The pipeline system has a peak-day delivery capacity of 1.7 Bcf per day and average daily throughput for the year ended December 31, 2010 was 1.3 Bcf per day.

Gulf South Pipeline Company, L.P. (“Gulf South”): The Gulf South pipeline system runs approximately 7,700 miles along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. Gulf South has two natural gas storage facilities with 83.0 Bcf of working gas storage capacity. The pipeline system has a peak-day delivery capacity of 6.8 Bcf per day and average daily throughput for the year ended December 31, 2010 was 4.1 Bcf per day.

Texas Gas Transmission, LLC (“Texas Gas”): The Texas Gas pipeline system originates in Louisiana, East Texas and Arkansas and runs for approximately 6,110 miles north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, and into Ohio, with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 4.8 Bcf per day and average daily throughput for the year ended December 31, 2010 was 3.0 Bcf per day. Texas Gas owns nine natural gas storage fields, of which it owns the majority of the working and base gas, with 84.0 Bcf of working gas storage capacity.

Boardwalk Pipeline serves a broad mix of customers, including producers, local distribution companies, marketers, intrastate and interstate pipelines, electric power generators and direct industrial users located throughout the Gulf Coast, Midwest and Northeast regions of the U.S.

Competition: Boardwalk Pipeline competes with other pipelines to maintain current business levels and to serve new demand and markets. Boardwalk Pipeline also competes with other pipelines for contracts with producers that would support new growth opportunities. The principal elements of competition among pipelines are available capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. Due to the construction of new pipeline systems in the U.S. over the past several years, as well as pipelines currently under development, competition has become stronger in Boardwalk Pipeline’s market areas. Many of these new pipelines are in areas outside Boardwalk Pipeline’s service area and are closer to end-users than Boardwalk Pipeline’s pipeline systems. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. As a result of the regulators’ policies, segmentation and capacity release have created an active secondary market which increasingly competes with Boardwalk Pipeline’s services. Additionally, natural gas competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal, fuel oils and other alternative fuel sources.

The new pipeline infrastructure mentioned above is supporting the development across the U.S. of unconventional natural gas supply basins, such as gas shales and tight sand formations. The new sources of natural gas have created changes in pricing dynamics between supply basins, pooling points and market areas. As a result of the increase in overall pipeline capacity and the new sources of supply, in 2009 the price differentials between physical locations (“basis spreads”) on Boardwalk Pipeline’s pipeline systems began to narrow. This trend continued into 2010. Basis spreads have impacted, and will continue to impact, the rates Boardwalk Pipeline has been able to negotiate with its customers on contracts due for renewal for firm transportation services, as well as the rates Boardwalk Pipeline is able to charge for interruptible and short term firm transportation services. Capacity that Boardwalk Pipeline has available on a short term basis has decreased as long term capacity commitments on the recently completed pipeline expansion projects have increased in accordance with the contracts supporting those projects. However, some of Boardwalk Pipeline’s capacity will continue to be available for sale on a short term firm or interruptible basis and each year a portion of Boardwalk Pipeline’s existing contracts expire. The revenues Boardwalk Pipeline will be able to earn from that available capacity and from renewals of expiring contracts will be heavily dependent upon basis spreads.

Seasonality: Boardwalk Pipeline’s revenues can be affected by weather and natural gas price levels and volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short term value of transportation and storage across Boardwalk Pipeline’s pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of revenues over time. During 2010, approximately 53.9% of Boardwalk Pipeline’s revenue was recognized in the first and fourth quarters of the year.

Governmental Regulation: FERC regulates Boardwalk Pipeline’s operating subsidiaries under the NGA of 1938 and the NGA of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipeline’s operating subsidiaries hold certificates of public convenience and necessity issued by FERC covering certain of their facilities, activities and services. The maximum rates that may be charged by Boardwalk Pipeline for all aspects of the gas transportation services it provides are established through FERC’s cost-of-service rate-making process. The maximum rates that may be charged by Boardwalk Pipeline for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are also established through FERC’s cost-of-service rate-making process. Key determinants in FERC’s cost-of-service rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. FERC has authorized Gulf South to charge market-based rates for its firm and interruptible storage. Texas Gas is authorized to charge market-based rates for the firm and interruptible storage services associated with approximately 8.3 Bcf of its storage capacity. Neither Gulf South nor Texas Gas has an obligation to file a new rate case. Gulf Crossing has an obligation to file either a rate case or a cost-and-revenue study by the end of the first quarter of 2012 to justify its rates.

Boardwalk Pipeline is also regulated by the DOT under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines. Boardwalk Pipeline has received authority from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency of DOT, to operate certain pipeline assets under special permits that will allow it to operate those assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (“SMYS”). Operating at the higher than normal operating pressures will allow each of these pipelines to transport all of the volumes Boardwalk Pipeline has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipeline to operate these pipelines at higher pressures.

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

Properties: Boardwalk Pipeline is headquartered in approximately 108,000 square feet of leased office space located in Houston, Texas. Boardwalk Pipeline also has approximately 108,000 square feet of office space in Owensboro, Kentucky in a building that it owns. Boardwalk Pipeline’s operating subsidiaries own their respective pipeline systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents.

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (“Loews Hotels”), our wholly owned subsidiary, presently operate the following 18 hotels. Loews Hotels accounted for 2.1%, 2.0% and 2.9% of our consolidated total revenue for the years ended December 31, 2010, 2009 and 2008.

Name and Location	Number of Rooms	Owned, Leased or Managed
Loews Annapolis Hotel Annapolis, Maryland	220	Owned
Loews Atlanta Hotel Atlanta, Georgia	414	Management contract
Loews Coronado Bay San Diego, California	440	Land lease expiring 2034
Loews Denver Hotel Denver, Colorado	185	Owned
The Don CeSar, a Loews Hotel St. Pete Beach, Florida	347	Management contract (a)
Hard Rock Hotel, at Universal Orlando Orlando, Florida	650	Management contract (b)
Loews Lake Las Vegas Henderson, Nevada	493	Management contract
Loews Le Concorde Hotel Quebec City, Canada	405	Land lease expiring 2069
Loews Miami Beach Hotel Miami Beach, Florida	790	Owned
Loews New Orleans Hotel New Orleans, Louisiana	285	Management contract
Loews Philadelphia Hotel Philadelphia, Pennsylvania	585	Owned
Loews Portofino Bay Hotel, at Universal Orlando Orlando, Florida	750	Management contract (b)
Loews Regency Hotel New York, New York	350	Land lease expiring 2013, with renewal option for 47 years
Loews Royal Pacific Resort at Universal Orlando Orlando, Florida	1,000	Management contract (b)
Loews Santa Monica Beach Hotel Santa Monica, California	340	Management contract, with
Loews Vanderbilt Hotel Nashville, Tennessee	340	renewal option for 5 years Owned
Loews Ventana Canyon Tucson, Arizona	400	Management contract
Loews Hotel Vogue Montreal, Canada	140	Owned

(a)	A Loews Hotels subsidiary is a 20% owner of the hotel, which is being operated by Loews Hotels pursuant to a management contract.

(b)

A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are on land leased by the joint venture and are operated by Loews Hotels pursuant to a management contract.

The hotels owned by Loews Hotels are subject to mortgage indebtedness totaling approximately $220 million at December 31, 2010 with interest rates ranging from 2.5% to 6.3%, and maturing between 2011 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $6 million for the year ended December 31, 2010.

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

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 18,400 persons at December 31, 2010. We, and our subsidiaries, have experienced satisfactory labor relations.

CNA employed approximately 8,000 persons.

Diamond Offshore employed approximately 5,300 persons, including international crew personnel furnished through independent labor contractors.

HighMount employed approximately 400 persons.

Boardwalk Pipeline employed approximately 1,100 persons, approximately 115 of whom are included in collective bargaining units.

Loews Hotels employed approximately 3,400 persons, approximately 800 of whom are union members covered under collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position and Offices Held	Age	First Became Officer
David B. Edelson	Senior Vice President	51	2005
Gary W. Garson	Senior Vice President, General Counsel and Secretary	64	1988
Herbert C. Hofmann	Senior Vice President	68	1979
Peter W. Keegan	Senior Vice President and Chief Financial Officer	66	1997
Richard W. Scott	Senior Vice President and Chief Investment Officer	57	2010
Kenneth I. Siegel	Senior Vice President	53	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	61	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	58	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	57	1987

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

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims and for future policy benefits. Reserves represent CNA’s best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by CNA, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on CNA’s part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, CNA is sometimes required to add to its reserves. This is called unfavorable net prior year development and results in a charge to earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial.

CNA is also subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves which can have a material adverse effect on its results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of emerging or potential claims and coverage issues include:

•

the effects of recessionary economic conditions, which have resulted in an increase in the number and size of claims due to corporate failures; these claims include both directors and officers (“D&O”) and errors and omissions (“E&O”) insurance claims;

•	class action litigation relating to claims handling and other practices; and

•

mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals, and various other chemical and radiation exposure claims.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews and changes its reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against earnings for the period in which reserves are determined to be insufficient. These charges could be substantial.

CNA has exposure related to asbestos and environmental pollution (“A&EP”) claims, which could result in additional losses.

CNA’s property and casualty insurance subsidiaries also have exposures related to A&EP claims. CNA’s experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims are subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability.

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“Loss Portfolio Transfer”). If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, CNA’s liabilities for A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4.0 billion, or CNA determines it has exposures to A&EP claims not covered by the Loss

Portfolio Transfer, CNA may need to increase its recorded reserves which would result in a charge against CNA’s earnings. These charges could be substantial.

Catastrophe losses are unpredictable.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, and acts of terrorism, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow.

The extent of CNA’s losses from catastrophes is a function of both the total amount of its insured exposures in the affected areas and the frequency and severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined. As CNA’s claim experience develops on a particular catastrophe, CNA may be required to adjust its reserves, or take unfavorable development, to reflect revised estimates of the total cost of claims.

CNA’s premium writings and profitability are affected by the availability and cost of reinsurance.

CNA purchases reinsurance to help manage its exposure to risk. Under CNA’s reinsurance arrangements, another insurer assumes a specified portion of CNA’s claim and claim adjustment expenses in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of its business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost it deems acceptable, CNA may be unwilling to bear the increased risk and would reduce the level of its underwriting commitments.

CNA may not be able to collect amounts owed to it by reinsurers.

CNA has significant amounts recoverable from reinsurers which are reported as receivables in its balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers have experienced deteriorating financial condition or have been downgraded by rating agencies. In addition, reinsurers could dispute amounts which CNA believes are due to it. If CNA is not able to collect the amounts due from reinsurers, its incurred losses will be higher.

CNA’s key assumptions used to determine reserves and deferred acquisition costs for its long term care product offerings could vary significantly from actual experience.

CNA’s reserves and deferred acquisition costs for its long term care product offerings are based on certain key assumptions including morbidity, which is the frequency and severity of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates and future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition cost asset may not be fully realized and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development.

CNA has incurred and may continue to incur significant realized and unrealized investment losses and volatility in net investment income arising from volatility in the capital and credit markets.

CNA’s portfolio is exposed to various risks, such as interest rate, credit and currency risks, many of which are unpredictable. Investment returns are an important part of CNA’s overall profitability. General economic conditions, changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long term effects of losses in relation to asset-backed securities, and many other factors beyond CNA’s control can adversely affect the value of its investments and the realization of investment income. Further, CNA invests a portion of its assets in equity securities and limited partnerships which are subject to greater market volatility than its fixed income investments. Limited partnership investments generally present greater market volatility, higher illiquidity, and greater risk than fixed income investments. As a result of all of these factors, CNA may not realize an adequate return on its investments, may incur losses on sales of its investments, and may be required to write-down the value of its investments.

CNA’s valuation of investments and impairment of securities requires significant judgment.

CNA exercises significant judgment in analyzing and validating fair values, primarily provided by third parties, for securities in its investment portfolio including those that are not regularly traded. CNA also exercises significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. Securities with exposure to residential and commercial mortgage and other loan collateral can be particularly sensitive to fairly small changes in actual collateral performance and assumptions as to future collateral performance. Due to the inherent uncertainties involved with these types of risks and the resulting judgments, CNA may incur unrealized losses and conclude that other-than-temporary write-downs of its investments are required.

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

While we have provided CNA with substantial amounts of capital in prior years. We may be restricted in our ability or may not be willing to provide additional capital support to CNA in the future. If CNA is in need of additional capital, CNA may be required to secure this funding from sources other than us. CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all.

CNA’s insurance subsidiaries, upon whom CNA depends for dividends in order to fund its working capital needs, are limited by state regulators in their ability to pay dividends.

CNA is a holding company and is dependent upon dividends, loans and other sources of cash from its subsidiaries in order to meet its obligations. Ordinary dividend payments or dividends that do not require prior approval by the insurance subsidiaries’ domiciliary state departments of insurance are generally limited to amounts determined by formula which varies by state. The formula for the majority of the states is the greater of 10.0% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If CNA is restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, CNA may not be able to fund its working capital needs and debt service requirements from available cash. As a result, CNA would need to look to other sources of capital which may be more expensive or may not be available at all.

Rating agencies may downgrade their ratings of CNA and thereby adversely affect its ability to write insurance at competitive rates or at all.

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as CNA’s public debt, are rated by rating agencies, namely, A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s. Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.

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

In addition, it is possible that a lowering of our corporate debt ratings by certain of the rating agencies could result in an adverse impact on CNA’s ratings, independent of any change in CNA’s circumstances. CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if its ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings.

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

•	civil unrest;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	weather conditions in the United States and elsewhere;

•	the policies of various governments regarding exploration and development of their oil and gas reserves;

•	development and exploitation of alternative fuels;

•	competition for customers’ drilling budgets from land-based energy markets around the world;

•	domestic and foreign tax policy; and

•	advances in exploration and development technology.

The aftermath of the moratorium on offshore drilling in the U.S. Gulf of Mexico and new regulations adopted as a result of the investigation into the Macondo well blowout could negatively impact Diamond Offshore.

On April 20, 2010, the Macondo well (operated by BP p.l.c. and drilled by Transocean Ltd) in the GOM experienced a blowout and immediately began flowing oil into the GOM (“the Macondo incident”). Efforts to permanently plug and abandon the well and contain the spill were successfully completed in September 2010. In the near-term aftermath of the Macondo incident, on May 30, 2010, the U.S. government imposed a six-month moratorium on certain drilling activities in water deeper than 500 feet in the GOM and subsequently implemented enhanced safety requirements applicable to all drilling operations in the GOM, including operations in water shallower than 500 feet. On October 12, 2010, the U.S. government lifted the moratorium subject to compliance with enhanced safety requirements including those set forth in Notices to Lessees (“NTL”) 2010-N05 and 2010-N06, both of which were implemented during the drilling ban. Currently, all operations in the GOM are required to comply with the Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (Drilling Safety Rule) and the Workplace Safety Rule on Safety and Environmental Management Systems, both of which were issued on September 30, 2010, as well as NTL 2010-N10 (known as the Compliance and Review NTL). Diamond Offshore continues to evaluate these new measures to ensure that its rigs and equipment are in full compliance, where applicable. Additional requirements could be forthcoming based on further recommendations by regulatory agencies investigating the Macondo incident, as well as restructuring within the Department of the Interior and the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”). Diamond Offshore is not able to predict the likelihood, nature or extent of additional rulemaking, nor is Diamond Offshore able to predict when the BOEMRE will issue drilling permits to Diamond Offshore’s customers. Diamond Offshore is not able to predict the future impact of these events on its operations. Even with the drilling ban lifted, requirements regarding certain deepwater drilling activities may remain uncertain until the BOEMRE resumes its regular permitting of those activities.

The current and future regulatory environment in the GOM could result in a number of rigs being, or becoming available to be, moved to locations outside of the GOM, which could potentially put downward pressure on global dayrates and adversely affect Diamond Offshore’s ability to contract its floating rigs that are currently not contracted or coming off contract. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of Diamond Offshore’s operations, and escalating costs borne by its customers, along with permitting delays, could reduce exploration activity in the GOM and therefore demand for Diamond Offshore’s services. In addition, insurance costs across the industry are expected to increase as a result of the Macondo incident, and in the future certain insurance coverage is likely to become more costly, and may become less available or not available at all.

Diamond Offshore’s industry is cyclical.

Diamond Offshore’s industry has historically been cyclical. There have been periods of lower demand, excess rig supply and low dayrates followed by periods of high demand, short rig supply and high dayrates. Diamond Offshore cannot predict the timing or duration of such business cycles. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. In response to a contraction in demand for its services, Diamond Offshore has cold stacked seven of its rigs as of the date of this report. Diamond Offshore also may be required to idle additional rigs or to enter into lower rate contracts. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Significant new rig construction and upgrades of existing drilling rigs could intensify price competition.

As of the date of this report, based on analyst reports, Diamond Offshore believes that there are approximately 50 jack-up rigs and 50 floaters on order and scheduled for delivery between 2011 and 2013. The resulting increases in rig supply could be sufficient to further depress rig utilization and intensify price competition from both existing competitors, as well as new entrants into the offshore drilling market. As of the date of this report, not all of the rigs currently under construction have been contracted for future work, which may further intensify price competition as scheduled delivery dates occur. The majority of the floaters on order are dynamically-positioned drilling rigs, which further increases competition with Diamond Offshore’s fleet in certain circumstances, depending on customer requirements.

Diamond Offshore can provide no assurance that its current backlog of contract drilling revenue will be ultimately realized.

As of February 1, 2011, Diamond Offshore’s contract drilling backlog was approximately $6.6 billion for contracted future work extending, in some cases, until 2016. Generally, contract backlog only includes future revenues under firm commitments; however, from time to time, Diamond Offshore may report anticipated commitments for which definitive agreements have not yet been, but are expected to be, executed. Diamond Offshore can provide no assurance that it will be able to perform under these contracts due to events beyond its control or that Diamond Offshore will be able to ultimately execute a definitive agreement in cases where one does not currently exist. In addition, Diamond Offshore can provide no assurance that its customers will be able to or willing to fulfill their contractual commitments. Diamond Offshore’s inability to perform under its contractual obligations or to execute definitive agreements or its customers’ inability to fulfill their contractual commitments may have a material adverse effect on Diamond Offshore’s business.

Diamond Offshore relies heavily on a relatively small number of customers and the loss of a significant customer and/or a dispute that leads to the loss of a customer could have a material adverse impact on its financial results.

Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. However, the number of potential customers has decreased in recent years as a result of mergers among the major international oil companies and large independent oil companies. In 2010, Diamond Offshore’s five largest customers in the aggregate accounted for approximately 56.0% of its consolidated revenues. Diamond Offshore expects Petrobras, which accounted for approximately 24.0% of Diamond Offshore’s consolidated revenues in 2010 and OGX, which accounted for approximately 14.0% of Diamond Offshore’s consolidated revenues in 2010, to continue to be significant customers in 2011. Diamond Offshore’s contract drilling backlog, as of the date of this report, includes $1.7 billion, or 61.0% of its contracted backlog for 2011, which is attributable to contracts with Petrobras and OGX for operations offshore Brazil in 2011. While it is normal for Diamond Offshore’s customer base to change over time as work programs are completed, the loss of any major customer may have a material adverse effect on Diamond Offshore’s business.

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

Contracts for Diamond Offshore’s drilling rigs are generally fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability on those contracts.

Diamond Offshore’s contracts for its drilling rigs provide for the payment of a fixed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs incurred by Diamond Offshore. Many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond Diamond Offshore’s control. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in Diamond Offshore’s operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, Diamond Offshore may be unable to recover increased or unforeseen costs from its customers.

Diamond Offshore’s drilling contracts may be terminated due to events beyond its control.

Diamond Offshore’s customers may terminate some of their drilling contracts if the drilling rig is destroyed or lost or if Diamond Offshore has to suspend drilling operations for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts. These termination payments may not fully compensate Diamond Offshore for the loss of a contract. In addition, the early termination of a contract may result in a rig being idle for an extended period of time. During periods of depressed market conditions, Diamond Offshore may be subject to an increased risk of its customers seeking to repudiate their contracts. Diamond Offshore’s customers’ ability to perform their obligations under drilling contracts may also be adversely affected by restricted credit markets and the economic downturn.

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

Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the GOM.

Because the amount of insurance coverage available to Diamond Offshore has been limited, and the cost for such coverage has increased substantially, Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the GOM. This results in a higher risk of losses, which could be material, that are not covered by third party insurance contracts.

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

Diamond Offshore is subject to the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations governing its international operations in addition to worldwide anti-bribery laws. In addition, international contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to:

•	the equipping and operation of drilling rigs;

•	import - export quotas or other trade barriers;

•	repatriation of foreign earnings or capital;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.

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

As of the date of this report, the greatest concentration of Diamond Offshore’s operating assets outside the United States is in Brazil, where it has 16 rigs in its fleet either currently working or contracted to work during 2011. In addition, as of the date of this report, Diamond Offshore has one high specification floater and two jack-up rigs contracted offshore Egypt. Although these rigs have continued to work throughout the recent political unrest in Egypt, there have been, and in the future there may be other, disruptions to the support networks within Egypt, including the banking institutions.

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

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited (“DOIL”), a wholly owned Cayman Islands subsidiary of Diamond Offshore. Since forming this subsidiary it has been Diamond Offshore’s intention to indefinitely reinvest the earnings of this subsidiary to finance foreign operations, except for the earnings of Diamond East Asia Limited, a wholly owned subsidiary of DOIL. It is Diamond Offshore’s intention to repatriate the earnings of Diamond East Asia Limited, and U.S. income taxes will be provided on such earnings. Diamond Offshore does not expect to provide for U.S. taxes on any future earnings generated by DOIL, except to the extent that these earnings are immediately subjected to U.S. federal income tax or as they relate to Diamond East Asia Limited. Should a future distribution be made from any unremitted earnings of this subsidiary, Diamond Offshore may be required to record additional U.S. income taxes.

Rig conversions, upgrades or new builds may be subject to delays and cost overruns.

From time to time, Diamond Offshore may undertake to add new capacity through conversions or upgrades to existing rigs or through new construction. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

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

HighMount’s success depends largely upon its ability to find, develop or acquire additional reserves that are economically recoverable. Unless HighMount replaces the reserves produced through successful development, exploration or acquisition, its proved reserves will decline over time. HighMount may not be able to successfully find and produce reserves economically in the future or to acquire proved reserves at acceptable costs. HighMount makes a substantial amount of capital expenditures for the acquisition, exploration and development of reserves. HighMount expects to fund its capital expenditures with cash from its operating activities. If HighMount’s cash flow from operations is not sufficient to fund its capital expenditure budget, there can be no assurance that financing will be available or available at favorable terms to meet those requirements.

Estimates of natural gas and NGL reserves are uncertain and inherently imprecise.

Estimating the volume of proved natural gas and NGL reserves is a complex process and is not an exact science because of numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, these estimates are inherently imprecise.

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

The timing of both the production and the expenses from the development and production of natural gas and NGL properties will affect both the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10.0% discount factor, used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate representation of their value.

If commodity prices decrease, HighMount may be required to take additional write-downs of the carrying values of its properties.

HighMount may be required, under full cost accounting rules, to write-down the carrying value of its natural gas and NGL properties. A number of factors could result in a write-down, including a significant decline in commodity prices, a substantial downward adjustment to estimated proved reserves, a substantial increase in estimated development costs, or deterioration in exploration results. HighMount utilizes the full cost method of accounting for its exploration and development activities. Under full cost accounting, HighMount is required to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of HighMount’s natural gas properties that is equal to the expected after tax present value (discounted at the required rate of 10.0%) of the future net cash flows from proved reserves, including the effect of cash flow hedges, calculated using the average first day of the month price for the preceding 12-month period.

If the net book value of HighMount’s exploration and production (“E&P”) properties (reduced by any related net deferred income tax liability) exceeds its ceiling limitation, HighMount will impair or “write-down” the book value of its E&P properties. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. Depending on the magnitude of any future impairment, a ceiling test write-down could significantly reduce HighMount’s income, or produce a loss.

Natural gas, NGL and other commodity prices are volatile.

The commodity price HighMount receives for its production heavily influences its revenue, profitability, access to capital and future rate of growth. HighMount is subject to risks due to frequent and possibly substantial fluctuations in commodity prices. NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and HighMount expects this volatility to continue. The markets and prices for natural gas and NGLs depend upon factors beyond HighMount’s control. These factors include, among others, economic and market conditions, domestic production and import levels, storage levels, basis differentials, weather, government regulations and taxation. Lower commodity prices may decrease HighMount’s revenues and reduce the amount of natural gas and NGLs that HighMount can produce economically.

HighMount engages in commodity price hedging activities.

The extent of HighMount’s commodity price risk is related to the effectiveness and scope of HighMount’s hedging activities. To the extent HighMount hedges its commodity price risk, HighMount will forego the benefits it would otherwise experience if commodity prices or interest rates were to change in its favor. Furthermore, because HighMount has entered into derivative transactions related to only a portion of its natural gas and NGL production, HighMount will continue to have direct commodity price risk on the unhedged portion. HighMount’s actual future production may be significantly higher or lower than HighMount estimates at the time it enters into derivative transactions for that period.

As a result, HighMount’s hedging activities may not be as effective as HighMount intends in reducing the volatility of its cash flows, and in certain circumstances may actually increase the volatility of cash flows. In addition, even though HighMount’s management monitors its hedging activities, these activities can result in substantial losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the applicable hedging arrangement or if the hedging arrangement is imperfect or ineffective.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline may not be able to maintain or replace expiring gas transportation and storage contracts at attractive rates or on a long term basis.

Boardwalk Pipeline is exposed to market risk when its transportation contracts expire and need to be renewed or replaced. Boardwalk Pipeline may not be able to extend contracts with existing customers or obtain replacement contracts at attractive rates or on a long term basis. Key drivers that influence the rates and terms of Boardwalk Pipeline’s transportation contracts include the current and anticipated basis differentials between physical locations on its pipeline systems, which can be affected by, among other things, the availability and supply of natural gas, competition from other pipelines, including pipeline under development, available capacity, storage inventories, regulatory developments, weather and general market demand in the respective areas. The new sources of natural gas that have been identified throughout the U.S. have created changes in pricing dynamics between supply basins, pooling points and market areas. As a result of the increase in overall pipeline capacity and the new sources of supply, in 2009 basis spreads on Boardwalk Pipeline’s pipeline systems began to narrow. Basis spreads have impacted, and will continue to impact, the rates Boardwalk Pipeline has been able to negotiate with its customers on contracts due for renewal for firm transportation services, as well as the rates it can charge for interruptible and short term firm transportation services.

The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. FERC’s policies promote competition in natural gas markets by increasing the number of gas transportation options available to Boardwalk Pipeline’s customer base. Increased competition could reduce the volumes of gas transported by Boardwalk Pipeline’s pipeline systems or, in instances where Boardwalk Pipeline does not have long term contracts with fixed rates, could cause Boardwalk Pipeline to decrease transportation or storage rates charged to its customers. Competition could intensify the negative impact of factors that could significantly decrease demand for natural gas in the markets served by Boardwalk Pipeline’s operating subsidiaries, such as a recession or adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

Boardwalk Pipeline needs to maintain authority from PHMSA to operate portions of its pipeline systems at higher than normal operating pressures.

Boardwalk Pipeline has entered into firm transportation contracts with shippers which utilize the maximum design capacity of certain of its pipeline assets, assuming that Boardwalk Pipeline operates those pipelines at higher than normal operating pressures (up to 0.80 SMYS). Boardwalk Pipeline has authority from PHMSA to operate those pipeline assets at such higher pressures, however, PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, Boardwalk Pipeline may not be able to transport all of its contracted quantities of natural gas and could incur significant additional costs to re-obtain such authority or to develop alternate ways to meet its contractual obligations.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to FERC’s rate-making policies which could limit Boardwalk Pipeline’s ability to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipeline is subject to extensive regulations relating to the rates it can charge for its transportation and storage operations. For cost-based services, FERC establishes both the maximum and minimum rates Boardwalk Pipeline can charge. The basic elements that FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. While neither Gulf South nor Texas Gas has an obligation to file a rate case, Gulf Crossing Pipeline has an obligation to file either a rate case or a cost-and-revenue study by the end of the first quarter of 2012 to justify its rates. Customers of Boardwalk Pipeline’s subsidiaries or FERC can challenge the existing rates on any of its pipelines. During the past two years FERC has challenged the rates of several pipelines not affiliated with Boardwalk Pipelines. Such a challenge against Boardwalk Pipeline could adversely affect its ability to establish reasonable transportation rates, to charge rates that would cover future increases in Boardwalk Pipeline’s costs or even to continue to collect rates to maintain its current revenue levels that are designed to permit a reasonable opportunity to recover current costs and depreciation and earn a reasonable return.

If Boardwalk Pipeline were to file a rate case or defend its rates in a proceeding commenced by a customer or FERC, Boardwalk Pipeline would be required, among other things, to establish that the inclusion of an income tax allowance in Boardwalk Pipeline’s cost of service is just and reasonable. Under current FERC policy, since Boardwalk Pipeline is a limited partnership and does not pay U.S. federal income taxes, this would require Boardwalk Pipeline to show that its unitholders (or their ultimate owners) are subject to federal income taxation. To support such a showing, Boardwalk Pipeline’s general partner may elect to require owners of Boardwalk Pipeline’s units to re-certify their status as being subject to U.S. federal income taxation on the income generated by Boardwalk Pipeline or may attempt to provide other evidence. Boardwalk Pipeline can provide no assurance that the evidence it might provide to FERC will be sufficient to establish that its unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income generated by Boardwalk Pipeline’s jurisdictional pipelines. If Boardwalk Pipeline is unable to make such a showing, FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that may be charged by Boardwalk Pipeline, which could result in a reduction of such maximum rates from current levels. Boardwalk Pipeline may not be able to recover all of its costs through existing or future rates.

Continued development of new supply sources could impact demand for Boardwalk Pipeline’s services.

Supplies of natural gas in production areas that are closer to key end-user market areas than Boardwalk Pipeline’s supply sources may compete with gas originating in production areas connected to Boardwalk Pipeline’s system. For example, the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio, may cause gas in supply areas connected to Boardwalk Pipeline’s system to be diverted to markets other than Boardwalk Pipeline’s traditional market areas and may adversely affect capacity utilization on Boardwalk Pipeline’s systems and its ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows. In addition, natural gas supplies from the Rocky Mountains, Canada and liquefied natural gas import terminals may compete with and displace volumes from the Gulf Coast and Mid-Continent supply sources where Boardwalk Pipeline is located, which could reduce Boardwalk Pipeline’s transportation volumes and the rates it can charge for its services.

Boardwalk Pipeline is exposed to credit risk relating to nonperformance by its customers.

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline’s exposure generally relates to receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipeline to them under certain no-notice and parking and lending services. FERC gas tariffs only allow Boardwalk Pipeline to require limited credit support in the event that transportation customers are unable to pay for its services. If any of Boardwalk Pipeline’s significant customers have credit or financial problems which result in a delay or failure to pay for services provided by Boardwalk Pipeline or contracted for with Boardwalk Pipeline, or to repay the gas they owe Boardwalk Pipeline, it could have a material adverse effect on Boardwalk Pipeline’s business. In addition, as contracts expire, the failure of any of Boardwalk Pipeline’s customers could also result in the non-renewal of contracted capacity.

Boardwalk Pipeline depends on certain key customers for a significant portion of its revenues. The loss of any of these key customers could result in a decline in Boardwalk Pipeline’s revenues.

Boardwalk Pipeline relies on a limited number of customers for a significant portion of revenues. Boardwalk Pipeline’s largest customer in terms of revenue, Devon Gas Services, LP represented over 13.0% of Boardwalk Pipeline’s 2010 revenues and Boardwalk Pipeline expects this customer to continue to account for more than 10.0% of its 2011 revenues. For 2010, Boardwalk Pipeline’s top ten customers comprised approximately 45.0% of its revenues. Boardwalk Pipeline may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms which could materially reduce its contracted transportation volumes and the rates it can charge for its services.

Boardwalk Pipeline may pursue complex pipeline or storage projects which involve significant risks.

The most significant element of Boardwalk Pipeline’s growth strategy in recent years was the completion of large development projects to enlarge and enhance its pipeline and storage systems. Boardwalk Pipeline may undertake additional large development projects in the future as it continues to pursue its growth strategy. The successful completion of such projects, and the returns Boardwalk Pipeline may realize from those projects after completion, are subject to many significant risks, including cost overruns, delays in obtaining regulatory approvals, difficult construction conditions, including adverse weather conditions, delays in obtaining key materials, shortages of qualified labor, and escalating costs of labor and materials, particularly in the event there is a high level of construction activity in the pipeline industry at that time. As a result, Boardwalk Pipeline may not be able to complete future projects on the expected terms, cost or schedule, or at all. In addition, Boardwalk Pipeline cannot be certain that, if completed, it will be able to operate these projects, or that they will perform in accordance with expectations. Other areas of Boardwalk Pipeline’s business may suffer as a result of the diversion of management’s attention and other resources from other business concerns. Any of these factors could impair Boardwalk Pipeline’s ability to realize the benefits anticipated from the projects.

Significant changes in energy prices could affect natural gas market supply and demand, or potentially reduce the competitiveness of natural gas compared with other forms of energy available to Boardwalk Pipeline’s customers, which could reduce system throughput and adversely affect Boardwalk Pipeline’s revenues and available cash.

Due to the natural decline in traditional gas production connected to Boardwalk Pipeline’s system, Boardwalk Pipeline’s success depends on its ability to obtain access to new sources of natural gas, which is dependent on factors beyond its control including the price level of natural gas. In general terms, the price of natural gas fluctuates in response to changes in supply and demand, market uncertainty and a variety of additional factors, including:

•	economic conditions;

•	weather conditions, seasonal trends and hurricane disruptions;

•	new supply sources;

•	the availability of adequate transportation capacity;

•	storage inventory levels;

•	the price and availability of other forms of energy;

•	the effect of energy conservation measures;

•	the nature and extent of, and changes in, governmental regulation, for example greenhouse gas legislation and taxation; and

•	the anticipated future prices of natural gas and other commodities.

It is difficult to predict future changes in gas prices. However, the abundance of natural gas supply discoveries over the last few years would generally indicate a bias toward downward pressure on prices. Downward movement in gas prices could negatively impact producers in nontraditional supply areas such as the Barnett Shale, the Bossier Sands, the Caney Woodford Shale, the Fayetteville Shale and the Haynesville Shale, including producers who have contracted for capacity with Boardwalk Pipeline. Significant financial difficulties experienced by Boardwalk Pipeline’s producer customers could impact their ability to pay for services rendered or otherwise reduce their demand for Boardwalk Pipeline’s services.

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

Future terrorist attacks and the continued threat of terrorism in this country or abroad, as well as possible retaliatory military and other action by the United States and its allies, could have a significant impact on the assets and businesses of certain of our subsidiaries. CNA issues coverages that are exposed to risk of loss from a terrorism act. Terrorist acts or the threat of terrorism, including increased political, economic and financial market instability and volatility in the price of oil and gas, could affect the market for Diamond Offshore’s drilling services, Boardwalk Pipeline’s transportation, gathering and storage services and HighMount’s exploration and production activities. In addition, future terrorist attacks could lead to reductions in business travel and tourism which could harm Loews Hotels. While our subsidiaries take steps that they believe are appropriate to secure their assets, there is no assurance that they can completely secure them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

Our subsidiaries are subject to extensive federal, state and local governmental regulations.

The businesses operated by our subsidiaries are impacted by current and potential federal, state and local governmental regulations which impose or might impose a variety of restrictions and compliance obligations on those companies. Governmental regulations can also change materially in ways that could adversely affect those companies. Risks faced by our subsidiaries related to governmental regulation include the following:

CNA. The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Most insurance regulations are designed to protect the interests of CNA’s policyholders rather than its investors. Each state in which CNA does business has established supervisory agencies that regulate its business, including:

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

The conference committee report for The Department of the Interior, Environment, and Related Agencies Appropriations Act for Fiscal Year 2010 requested the EPA to conduct a study of hydraulic fracturing, particularly the relationship between hydraulic fracturing and drinking water. Hydraulic fracturing is a technique commonly used by oil and gas exploration companies, including HighMount, to stimulate the production of oil and natural gas by injecting fluids and sand into underground wells at high pressures, causing fractures or fissures in the geological formation which allow oil and gas to flow more freely. In recent years, concerns have been raised that the fracturing process may contaminate underground sources of drinking water. Several bills were introduced in the 111th Congress seeking federal regulation of hydraulic fracturing, which has historically been regulated at the state level, though none of the proposed legislation was passed into law. Indications are that similar bills will be introduced in the new Congress. If hydraulic fracturing is banned or significantly restricted by federal regulation or otherwise, it could impair HighMount’s ability to economically drill new natural gas wells, which would reduce its production, revenues and profitability.

Boardwalk Pipeline. Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by FERC and the DOT among other federal and state authorities. In addition to FERC rules and regulations related to the rates Boardwalk Pipeline can charge for its services, federal regulations extend to pipeline safety, operating terms and conditions of service, the types of services Boardwalk Pipeline may offer, construction or abandonment of facilities, accounting and record keeping, and relationships and transactions with affiliated companies. These regulations can adversely impact Boardwalk Pipeline’s ability to compete for business, construct new facilities, including by increasing the lead times to develop projects, offer new services, or recover the full cost of operating its pipelines.

Our subsidiaries face significant risks related to compliance with environmental laws.

Our subsidiaries have extensive obligations and/or financial exposure related to compliance with federal, state and local environmental laws, many of which have become increasingly stringent in recent years and may in some cases impose “strict liability,” which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Diamond Offshore could be liable for damages and costs incurred in connection with oil spills related to its operations, including for conduct of or conditions caused by others. HighMount is also subject to extensive environmental regulation in the conduct of its business, particularly related to the handling and disposal of drilling and production waste products, water and air pollution control procedures, and the remediation of petroleum-product contamination.

We are subject to physical and financial risks associated with climate change.

As awareness of climate change issues increases, governments around the world are beginning to address the matter. This may result in new environmental regulations that may unfavorably impact us, our subsidiaries and their suppliers and customers. We and our subsidiaries may be exposed to risks related to new laws or regulations pertaining to climate change, carbon emissions or energy use that could decrease the use of oil or natural gas, thus reducing demand for hydrocarbon-based fuel and related services provided by our energy subsidiaries. Governments also may pass laws or regulations encouraging or mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas. In addition, changing global weather patterns have been associated with extreme weather events and could change longer-term natural catastrophe trends, including increasing the frequency and severity of hurricanes and other natural disasters which could increase future catastrophe losses at CNA and damage to property, disruption of business and higher operating costs at Diamond Offshore, Boardwalk Pipeline, HighMount and Loews Hotels.

There is currently no federal regulation that limits GHG emissions in the U.S. However, several bills were introduced in Congress in recent years that would regulate U.S. GHG emissions under a cap and trade system. Although these bills were not passed into law, some regulation of that type may be enacted in the U.S. in the near future. In addition, in 2009, the EPA adopted regulations under the Clean Air Act requiring the monitoring and reporting of annual GHG emissions by operators of facilities that emit more than 25,000 metric tons of GHG per year, which includes Boardwalk Pipeline and HighMount. Numerous states and several regional multi-state climate initiatives have announced or adopted plans to regulate GHG emissions, though the state programs vary widely. The establishment of a GHG reporting system and registry may be a first step toward broader regulation of GHG emissions. Compliance with future laws and regulations could impose significant costs on affected companies or adversely affect the demand for and the cost to produce and transport hydrocarbon-based fuel, which would adversely affect the businesses of our energy subsidiaries.

We could incur impairment charges related to the carrying value of the long-lived assets and goodwill of our subsidiaries.

Our subsidiaries regularly evaluate their long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Most notably, we could incur impairment charges related to the carrying value of offshore drilling equipment at Diamond Offshore, natural gas and oil properties at HighMount, pipeline equipment at Boardwalk Pipeline and hotel properties owned by Loews Hotels.

We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate each unit’s fair value as of the testing date. We calculate the fair value of our reporting units (each of our principal operating subsidiaries) based on estimates of future discounted cash flows, which reflect management’s judgments and assumptions regarding the appropriate risk-adjusted discount rate, future industry conditions and operations and other factors. Asset impairment evaluations are, by nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of our assets which could impact the need to record an impairment charge and the amount of any charge taken.

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

As a result of our ownership of Lorillard, Inc. (“Lorillard”) prior to the separation of Lorillard from us in 2008 (the “Separation”), from time to time we have been named as a defendant in tobacco-related lawsuits. We are currently a defendant in three such lawsuits and could be named as a defendant in additional tobacco-related suits, notwithstanding the completion of the Separation. In the Separation Agreement entered into between us and Lorillard and its subsidiaries in connection with the Separation, Lorillard and each of its subsidiaries has agreed to indemnify us for liabilities related to Lorillard’s tobacco business, including liabilities that we may incur for current and future tobacco-related litigation against us. An adverse decision in a tobacco-related lawsuit against us could, if the indemnification is deemed for any reason to be unenforceable or any amounts owed to us thereunder are not collectible, in whole or in part, have a material adverse effect on our financial condition, results of operations and equity. We do not expect that the Separation will alter the legal exposure of either entity with respect to tobacco-related claims. We do not believe that we have any liability for tobacco-related claims, and we have never been held liable for any such claims. Additional information on the Separation is included in Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in approximately 153,000 square feet of leased office space in New York City. Information relating to our subsidiaries’ properties is contained under Item  1.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “L.” The following table sets forth the reported high and low sales prices in each calendar quarter:

	2010		2009
	High	Low	High	Low

First Quarter	$38.41	$34.24	$30.60	$17.40
Second Quarter	39.47	30.22	29.17	21.49
Third Quarter	38.55	32.95	35.49	25.27
Fourth Quarter	40.34	37.23	36.84	32.77

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our Peer Group (“Loews Peer Group”) for the five years ended December 31, 2010. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2005 and that all dividends were reinvested.

	2005	2006	2007	2008	2009	2010
Loews Common Stock	100.00	132.04	161.13	91.01	118.17	127.39
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
Loews Peer Group (a)	100.00	113.96	130.59	79.57	102.06	113.58

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

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.0625 per share of Loews common stock were paid in each calendar quarter of 2010 and 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	6,104,501	$ 33.08	2,500,784
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)	Reflects stock options and stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan.
(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

We have approximately 1,340 holders of record of our common stock.

Common Stock Repurchases

We repurchased our common stock in 2010 as follows:

Period	Total number of shares purchased	Average price paid per share

January 1, 2010 – March 31, 2010	5,387,600	$36.59
April 1, 2010 – June 30, 2010	1,490,500	37.51
July 1, 2010 – September 30, 2010	2,308,400	36.53
October 1, 2010 – December 31, 2010	1,777,700	38.25

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the change in methods of accounting for noncontrolling interests in consolidated financial statements, accounting for oil and gas reserves, and accounting for other-than-temporary impairments.

DELOITTE & TOUCHE LLP

New York, NY

February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010 listed in the Index at Item 8. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company changed its methods of accounting related to noncontrolling interests in consolidated financial statements, accounting for oil and gas reserves, and accounting for other-than-temporary impairments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, NY

February 23, 2011

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2010	2009	2008	2007	2006
(In millions, except per share data)

Results of Operations:

Revenues	$14,615	$14,117	$13,247	$14,302	$13,844
Income before income tax	$2,902	$1,730	$587	$3,194	$3,096
Income from continuing operations	$2,007	$1,385	$580	$2,199	$2,172
Discontinued operations, net	(20)	(2)	4,713	901	818
Net income	1,987	1,383	5,293	3,100	2,990
Amounts attributable to noncontrolling interests	(699)	(819)	(763)	(612)	(503)
Net income attributable to Loews Corporation	$1,288	$564	$4,530	$2,488	$2,487

Income (loss) attributable to:
Loews common stock:
Income (loss) from continuing operations	$1,307	$566	$(182)	$1,586	$1,672
Discontinued operations, net	(19)	(2)	4,501	369	399
Loews common stock	1,288	564	4,319	1,955	2,071
Former Carolina Group stock:
Discontinued operations, net			211	533	416
Net income	$1,288	$564	$4,530	$2,488	$2,487

Diluted Net Income (Loss) Per Share:

Loews common stock:
Income (loss) from continuing operations	$3.11	$1.31	$(0.38)	$2.96	$3.02
Discontinued operations, net	(0.04)	(0.01)	9.43	0.69	0.72
Net income	$3.07	$1.30	$9.05	$3.65	$3.74

Former Carolina Group stock:
Discontinued operations, net	$-	$-	$1.95	$4.91	$4.46

Financial Position:

Investments	$48,907	$46,034	$38,450	$46,669	$52,102
Total assets	76,277	74,070	69,870	76,128	76,898
Debt	9,477	9,485	8,258	7,258	5,540
Shareholders’ equity	18,450	16,899	13,133	17,599	16,511
Cash dividends per share:
Loews common stock	0.25	0.25	0.25	0.25	0.24
Former Carolina Group stock	-	-	0.91	1.82	1.82
Book value per share of Loews common stock	44.51	39.76	30.18	32.42	30.17
Shares outstanding:
Loews common stock	414.55	425.07	435.09	529.68	544.20
Former Carolina Group stock	-	-	-	108.46	108.33

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

Page No.

Overview
Consolidated Financial Results	46
Parent Company Structure	47
Critical Accounting Estimates	47
Results of Operations by Business Segment	50
CNA Financial	50
Reserves – Estimates and Uncertainties	50
Agreement to Cede Asbestos and Environmental Pollution Liabilities	55
CNA Specialty	58
CNA Commercial	60
Life & Group Non-Core	62
Other Insurance	63
Diamond Offshore	64
HighMount	70
Boardwalk Pipeline	73
Loews Hotels	76
Corporate and Other	77
Liquidity and Capital Resources	78
CNA Financial	78
Diamond Offshore	80
HighMount	81
Boardwalk Pipeline	81
Loews Hotels	81
Corporate and Other	82
Contractual Obligations	82
Investments	83
Accounting Standards Update	89
Forward-Looking Statements	89

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 66% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this Report to “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Consolidated Financial Results

Consolidated net income for the year ended December 31, 2010 was $1.3 billion, or $3.07 per share, compared to net income of $564 million, or $1.30 per share, in 2009. Net income for the fourth quarter of 2010 was $466 million, or $1.12 per share, compared to net income of $403 million, or $0.94 per share, in the 2009 fourth quarter.

Net income and earnings per share information attributable to Loews Corporation is summarized in the table below.

Year Ended December 31	2010	2009
(In millions, except per share data)

Net income attributable to Loews Corporation:
Income from continuing operations (a) (b)	$1,307	$566
Discontinued operations, net (a)	(19)	(2)
Net income attributable to Loews Corporation	$1,288	$564

Net income per share:
Income from continuing operations	$3.11	$1.31
Discontinued operations, net	(0.04)	(0.01)
Net income per share	$3.07	$1.30

(a)

Includes losses of $309 million (after tax and noncontrolling interests) in continuing operations and $19 million (after tax and noncontrolling interests) in discontinued operations for the year ended December 31, 2010 related to CNA’s Loss Portfolio Transfer transaction as discussed elsewhere in this MD&A.

(b)	Includes a non-cash impairment charge of $660 million (after tax) for the year ended December 31, 2009 related to the carrying value of HighMount’s natural gas and oil properties.

   Income from continuing operations in 2010 amounted to $1.3 billion as compared to $566 million in 2009. The results in 2010 included a charge of $309 million (after tax and noncontrolling interests) related to the Loss Portfolio Transfer agreement under which CNA ceded legacy asbestos and environmental pollution liabilities to National Indemnity Company (“NICO”).

Results for 2009 included a non-cash impairment charge of $660 million (after tax) related to the carrying value of HighMount’s natural gas and oil properties. This charge reflected declines in commodity prices. Results in 2010 also benefitted from significantly lower OTTI losses and increased favorable net prior year development at CNA. These improvements were partially offset by reduced results at Diamond Offshore reflecting reduced utilization and the continued impact of the drilling moratorium in the Gulf of Mexico.

Net investment gains amounted to $27 million (after tax and noncontrolling interests) in 2010 compared to net investment losses of $503 million in 2009. Net investment gains in 2010 were driven by improvements in capital markets and reflected OTTI losses at CNA of $136 million (after tax and noncontrolling interests). Net investment losses in 2009 reflected OTTI losses at CNA of $791 million, which were driven by reduced valuations for residential and commercial mortgage-backed securities as well as credit issues in the financial sector partially offset by a $217 million realized investment gain from the sale of CNA’s common stock holdings in Verisk Analytics, Inc.

Book value per common share increased to $44.51 at December 31, 2010 as compared to $39.76 at December 31, 2009.

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 14 of the Notes to Consolidated Financial Statements included under Item 8) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

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

Reinsurance and Other Receivables

An exposure exists with respect to the collectibility of property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities CNA has ceded under reinsurance agreements. An allowance for doubtful accounts on reinsurance receivables is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, CNA’s past experience and current economic conditions. Further information on CNA’s reinsurance receivables are included in Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

Additionally, an exposure exists with respect to amounts due from customers on other receivables. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due currently or in the future, management’s experience and current economic conditions.

If actual experience differs from the estimates made by management in determining the allowances for doubtful accounts on reinsurance and other receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations and/or equity could be materially adversely impacted.

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

Valuation of Investments and Impairment of Securities

The Company classifies its fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value. The determination of fair value requires management to make a significant number of assumptions and judgments, particularly with respect to asset-backed securities. Due to the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in the near term could have an adverse material impact on our results of operations and/or equity.

CNA’s investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long term prospects of the issuer, the relevant industry conditions and trends, and whether CNA expects to receive cash flows sufficient to recover the entire amortized cost basis of the security. CNA has an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on CNA’s process for evaluating impairments is included in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Long Term Care Products and Payout Annuity Contracts

Reserves for CNA’s long term care products and payout annuity contracts and deferred acquisition costs for CNA’s long term care products are based on certain assumptions including morbidity, mortality, policy persistency and interest rates. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions, which were generally established at time of issue, and other factors such as future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully realized and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development. Therefore, our results of operations and/or equity could be adversely impacted.

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

Valuation of HighMount’s Proved Reserves

HighMount follows the full cost method of accounting for natural gas and oil exploration and production activities. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized and subsequently depleted using the units-of-production method. The depletable base of costs includes estimated future costs to be incurred in developing proved natural gas and natural gas liquids (“NGLs”) reserves, as well as capitalized asset retirement costs, net of projected salvage values. Capitalized costs in the depletable base are subject to a ceiling test. The test limits capitalized amounts to a ceiling, the present value of estimated future net revenues to be derived from the production of proved natural gas and NGL reserves, using calculated average prices adjusted for any cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. At March 31, 2009 and December 31, 2008, total capitalized costs exceeded the ceiling and HighMount recognized non-cash impairment charges of $1,036 million ($660 million after tax) and $691 million ($440 million after tax), related to the carrying value of natural gas and oil properties, as discussed further in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. In addition, gains or losses on the sale or other disposition of natural gas and NGL properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

HighMount’s estimate of proved reserves requires a high degree of judgment and is dependent on factors such as historical data, engineering estimates of proved reserve quantities, estimates of the amount and timing of future expenditures to develop the proved reserves, and estimates of future production from the proved reserves. HighMount’s estimated proved reserves are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. Determination of proved reserves is based on, among other things, (i) a pricing mechanism for oil and gas reserves which uses an average 12-month price; (ii) a limitation on the classification of reserves as proved undeveloped to locations scheduled to be drilled within five years; and (iii) a 10.0% discount factor used in calculating discounted future net cash flows.

HighMount’s December 31, 2010 ceiling test calculation was based on average 2010 prices of $4.38 per MMBtu for natural gas, $43.75 per Bbl for NGLs and $79.43 per Bbl for oil. Using these prices, total capitalized cost did not exceed the ceiling. Holding all factors constant, if the December 31, 2010 average prices were to decline by more than 15.0%, it is possible HighMount could experience a full cost ceiling test impairment.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses a probability-weighted cash flow analysis to test property and equipment for impairment based on relevant market data. If an asset is determined to be impaired, a loss is recognized to reduce the carrying amount to the fair value of the asset. Management’s cash flow assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from the reported amounts.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Reserves – Estimates and Uncertainties

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (“IBNR”). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the Segment Results section of this MD&A and in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

•

the effects of recessionary economic conditions, which have resulted in an increase in the number and size of claims, due to corporate failures; these claims include both directors and officers (“D&O”) and errors and omissions (“E&O”) insurance claims;

•	class action litigation relating to claims handling and other practices; and

•

mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals and various other chemical and radiation exposure claims.

The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve additions.

CNA’s property and casualty insurance subsidiaries also have actual and potential exposures related to asbestos and environmental pollution (“A&EP”) claims. CNA’s experience has been that establishing reserves for casualty coverages relating to A&EP claims and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability.

To mitigate the risks posed by CNA’s exposure to A&EP claims and claim adjustment expenses, as further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8, on August 31, 2010 CNA completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO effective January 1, 2010.

Establishing Reserve Estimates

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a “product” level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is analyzed at least once during the year, with the exception of certain run-off products which are analyzed on a periodic basis. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

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

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical, professional liability, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. CNA Specialty and CNA Commercial contain both long-tail and short-tail exposures. Other Insurance contains long-tail exposures.

Various methods are used to project ultimate loss for both long-tail and short-tail exposures including, but not limited to, the following:

•	paid development;

•	incurred development;

•	loss ratio;

•	Bornhuetter-Ferguson using paid loss;

•	Bornhuetter-Ferguson using incurred loss;

•	frequency times severity; and

•	stochastic modeling.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires consideration of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

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

The Bornhuetter-Ferguson method using paid loss is a combination of the paid development method and the loss ratio method. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method and requires analysis of the same factors described above. This method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the paid development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the paid development method requires consideration of all factors listed in the description of the paid development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.

The Bornhuetter-Ferguson method using incurred loss is similar to the Bornhuetter-Ferguson method using paid loss except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving have taken place, and the method requires analysis of all the factors that need to be reviewed for the loss ratio and incurred development methods.

The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to CNA, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

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

For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA will not assign any weight to the paid and incurred development methods. CNA will use loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures.

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

Currently, CNA’s recorded reserves are modestly higher than the actuarial point estimate. For both CNA Commercial and CNA Specialty, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, tort reform roll-backs which may adversely impact claim costs, and the effects from the economy. For Other Insurance, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.

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

CNA’s recorded reserves are management’s best estimate. In order to provide an indication of the variability associated with CNA’s net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in significant factors affecting CNA’s reserve estimates for particular types of business. These significant factors are the ones that CNA believes could most likely materially impact the reserves. This discussion covers the major types of business for which CNA believes a material deviation to its reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on CNA’s reserves.

Within CNA Specialty, CNA believes a material deviation to its net reserves is reasonably possible for professional liability and related business. This business includes professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9.0%, CNA estimates that the net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3.0%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for this business were approximately $5.0 billion at December 31, 2010.

Within CNA Commercial, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are workers’ compensation and general liability.

For CNA Commercial workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $450 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $450 million. CNA’s net reserves for CNA Commercial workers’ compensation were approximately $5.0 billion at December 31, 2010.

For CNA Commercial general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6.0%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3.0%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for CNA Commercial general liability were approximately $3.3 billion at December 31, 2010.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to change its reserves in prior periods and could lead to the identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations and equity and CNA’s business, insurer financial strength and corporate debt ratings positively or negatively. See the Ratings section of this MD&A for further information regarding CNA’s financial strength and corporate debt ratings.

Agreement to Cede Asbestos and Environmental Pollution (“A&EP”) Liabilities to NICO

As further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8, on August 31, 2010, CNA completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO (“Loss Portfolio Transfer”), subject to an aggregate limit of $4.0 billion. We recognized a net loss of $328 million (after tax and noncontrolling interests) in the third quarter of 2010, of which $309 million related to our continuing operations. Since a portion of the liabilities ceded related to discontinued operations, we also recognized a net loss for discontinued operations of $19 million (after tax and noncontrolling interests).

The net loss of $328 million related primarily to the risk margin necessary to secure the $4.0 billion of reinsurance protection on such a volatile component of CNA’s reserves. However, CNA believes the benefits to it are compelling. The benefits include:

•	improves CNA’s earnings outlook and financial stability by significantly mitigating A&EP reserve risk going forward;

•	effectively eliminates credit risk on $1.2 billion of third party A&EP reinsurance recoverables effective January 1, 2010; and

•	eliminates an area of uncertainty from the perspective of rating agencies.

Results of Operations

The following table summarizes the results of operations for CNA for the years ended December 31, 2010, 2009 and 2008 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8.

Year Ended December 31	2010	2009	2008
(In millions)

Revenues:
Insurance premiums	$6,515	$6,721	$7,151
Net investment income	2,316	2,320	1,619
Investment gains (losses)	86	(857)	(1,297)
Other	291	288	326
Total	9,208	8,472	7,799

Expenses:
Insurance claims and policyholders’ benefits	4,985	5,290	5,723
Amortization of deferred acquisition costs	1,387	1,417	1,467
Other operating expenses	1,558	1,086	1,025
Interest	157	128	134
Total	8,087	7,921	8,349
Income (loss) before income tax	1,121	551	(550)
Income tax (expense) benefit	(336)	(61)	306
Income (loss) from continuing operations	785	490	(244)
Discontinued operations, net	(20)	(2)	10
Net income (loss)	765	488	(234)
Amounts attributable to noncontrolling interests	(129)	(91)	(25)
Net income (loss) attributable to Loews Corporation	$636	$397	$(259)

2010 Compared with 2009

Net income increased $239 million in 2010 as compared with 2009. This improvement was driven by significantly improved net investment results of $943 million ($551 million after tax and noncontrolling interests), partially offset by the loss associated with the Loss Portfolio Transfer. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Favorable net prior year development of $594 million and $208 million was recorded for 2010 and 2009. Further information on net prior year development for the year ended December 31, 2010 and 2009 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8. Net earned premiums decreased $206 million in 2010 as compared with 2009, driven by a $176 million decrease in CNA Commercial and an $18 million decrease in CNA Specialty. See the CNA Segment Results section of this MD&A for further discussion. Net loss from discontinued operations increased $18 million in 2010 as compared to 2009, due to the loss associated with the Loss Portfolio Transfer.

In 2010, CNA commenced a program to significantly transform its Information Technology (“IT”) organization and delivery model. CNA anticipates that the total costs for this program will be approximately $38 million, of which $36 million was incurred through December 31, 2010. When the results of this program are fully operational, CNA anticipates significant annual savings relative to its current annual level of IT spending. A significant portion of the annual savings is anticipated to be achieved in 2011 with full annual savings in 2012. Some or all of these estimated savings may be invested in IT or other enhancements necessary to support CNA’s business strategies.

2009 Compared with 2008

Net results increased $656 million in 2009 as compared with 2008. This increase was driven by improved net investment income of $701 million, mainly due to limited partnership income, and improved net investment results of $440 million. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Favorable net prior year development of $208 million and $80 million was recorded for 2009 and 2008. In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial

Lines was reduced by $90 million for insolvent insureds. This reduction was reflected as unfavorable net prior year reserve development in 2008, and had no effect on 2008 results of operations as CNA had recognized provisions in prior years. Further information on net prior year development for the year ended December 31, 2009 and 2008 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8. Net earned premiums decreased $430 million in 2009 as compared with 2008, driven by a $355 million decrease in CNA Commercial and a $58 million decrease related to CNA Specialty. See the CNA Segment Results section of this MD&A for further discussion.

Segment Results

CNA revised its reporting segments in the fourth quarter of 2010 for certain mass tort claims to reflect the manner in which it is currently organized for purposes of making operating decisions and assessing performance, as further discussed in Note 22 of the Notes to Consolidated Financial Statements included under Item 8.

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

CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Other Insurance. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other Insurance primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re and A&EP. Intrasegment eliminations are also included in this segment.

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

The following discusses the results of continuing operations for CNA’s operating segments.

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

Year Ended December 31	2010	2009	2008
(In millions, except %)

Net written premiums	$2,691	$2,684	$2,719
Net earned premiums	2,679	2,697	2,755
Net investment income	591	526	354
Net operating income	563	532	372
Net realized investment gains (losses)	18	(110)	(150)
Net income	581	422	222

Ratios:
Loss and loss adjustment expense	54.0%	56.9%	61.7%
Expense	30.5	29.3	27.3
Dividend	0.5	0.3	0.5

Combined	85.0%	86.5%	89.5%

2010 Compared with 2009

Net written premiums for CNA Specialty increased $7 million in 2010 as compared with 2009. Net written premiums increased in CNA’s professional management and liability lines of business. This increase was partially offset by continued decreased insured exposures and lower rates in CNA’s architects & engineers and CNA HealthPro lines of business due to current economic and competitive market conditions. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $18 million as compared with the same period in 2009, due to the impact of decreased net written premiums in prior quarters.

CNA Specialty’s average rate decreased 2.0% for 2010 and 2009 for policies that renewed in each period. Retention rates of 86.0% and 84.0% were achieved for those policies that were available for renewal in each period.

Net income improved $159 million in 2010 as compared with 2009. This increase was due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income improved $31 million in 2010 as compared with 2009, primarily due to increased favorable net prior year development and improved net investment income, partially offset by decreased current accident year underwriting results.

The combined ratio improved 1.5 points in 2010 as compared with 2009. The loss ratio improved 2.9 points primarily due to increased favorable net prior year development, partially offset by the impact of a higher current accident year loss ratio. The expense ratio increased 1.2 points primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses were unfavorably impacted by higher employee-related costs and IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.

Favorable net prior year development of $344 million was recorded in 2010, compared to $224 million in 2009. Further information on CNA Specialty net prior year development for 2010 and 2009 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for CNA Specialty:

December 31	2010	2009
(In millions)

Gross Case Reserves	$2,341	$2,208
Gross IBNR Reserves	4,452	4,714
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,793	$6,922

Net Case Reserves	$1,992	$1,781
Net IBNR Reserves	3,926	4,085
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,918	$5,866

2009 Compared with 2008

Net written premiums for CNA Specialty decreased $35 million in 2009 as compared with 2008. The decrease in net written premiums was driven by CNA’s architects & engineers and surety bond lines of business, as economic conditions led to decreased insured exposures. Net written premiums were also unfavorably impacted by foreign exchange. Net earned premiums decreased $58 million as compared with the same period in 2008, consistent with the trend of lower net written premiums.

CNA Specialty’s average rate decreased 2.0% for 2009 as compared to a decrease of 4.0% for 2008 for policies that renewed in each period. Retention rates of 84.0% and 85.0% were achieved for those policies that were available for renewal in each period.

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

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

Year Ended December 31	2010	2009	2008
(In millions, except %)

Net written premiums	$3,208	$3,448	$3,770
Net earned premiums	3,256	3,432	3,787
Net investment income	873	935	612
Net operating income	459	445	263
Net realized investment losses	(14)	(212)	(306)
Net income (loss)	445	233	(43)

Ratios:
Loss and loss adjustment expense	66.8%	70.5%	73.1%
Expense	35.7	35.2	31.2
Dividend	0.4	0.3
Combined	102.9%	106.0%	104.3%

2010 Compared with 2009

Net written premiums for CNA Commercial decreased $240 million in 2010 as compared with 2009. Premiums written were unfavorably impacted by decreased insured exposures and decreased new business as a result of competitive market conditions. Current economic conditions have led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $176 million in 2010 as compared with 2009, consistent with the trend of lower net written premiums.

CNA Commercial’s average rate increased 1.0% for 2010, as compared to flat rates for 2009 for the policies that renewed during those periods. Retention rates of 79.0% and 81.0% were achieved for those policies that were available for renewal in each period.

Net income improved $212 million in 2010 as compared with 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income improved $14 million in 2010 as compared with 2009. This increase was primarily due to increased favorable net prior year development, partially offset by lower net investment income and higher catastrophe losses.

The combined ratio improved 3.1 points in 2010 as compared with 2009. The loss ratio improved 3.7 points, primarily due to increased favorable net prior year development, partially offset by the impact of higher catastrophe losses. Catastrophe losses were $113 million, or 3.5 points of the loss ratio, for 2010, as compared to $82 million, or 2.4 points of the loss ratio, for 2009.

The expense ratio increased 0.5 points in 2010 as compared with 2009, primarily due to the unfavorable impact of the lower net earned premium base. Underwriting expenses include the unfavorable impact of the IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.

Favorable net prior year development of $256 million was recorded in 2010, compared to favorable net prior year development of $143 million in 2009. Further information on CNA Commercial net prior year development for 2010 and 2009 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for CNA Commercial:

December 31	2010	2009
(In millions)

Gross Case Reserves	$6,390	$6,555
Gross IBNR Reserves	6,132	6,688
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,522	$13,243

Net Case Reserves	$5,349	$5,306
Net IBNR Reserves	5,292	5,691
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,641	$10,997

2009 Compared with 2008

Net written premiums for CNA Commercial decreased $322 million in 2009 as compared with 2008. Written premiums declined in most lines primarily due to general economic conditions. Economic conditions led to decreased insured exposures, such as in small businesses and in the construction industry due to smaller payrolls and reduced project volume. Net earned premiums decreased $355 million in 2009 as compared with 2008, consistent with the trend of lower net written premiums. Premiums were also impacted by unfavorable premium development recorded in 2009 and unfavorable foreign exchange.

CNA Commercial’s average rate was flat for 2009, as compared to a decrease of 4.0% for 2008 for the policies that renewed during those periods. Retention rates of 81.0% were achieved for those policies that were available for renewal in each period.

Net results improved $276 million in 2009 as compared with 2008. This improvement was due to increased net operating income and decreased net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income improved $182 million in 2009 compared with 2008. This improvement was primarily driven by higher net investment income and lower catastrophe losses. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes.

The combined ratio increased 1.7 points in 2009 as compared with 2008. The loss ratio improved 2.6 points primarily due to decreased catastrophe losses, partially offset by the impact of higher current accident year non-catastrophe loss ratios and decreased favorable net prior year development. Catastrophe losses were $82 million, or 2.4 points of the loss ratio, for 2009 as compared to $343 million, or 9.0 points of the loss ratio, for 2008. The current accident year loss ratio, excluding catastrophe losses, was unfavorably impacted by loss experience in several lines of business, including workers’ compensation and renewable energy, as well as several significant property losses.

The expense ratio increased 4.0 points in 2009 as compared with 2008, primarily related to higher underwriting expenses, unfavorable changes in estimates for insurance-related assessments and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.

In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which was reflected as unfavorable net prior year reserve development in 2008, had no effect on 2008 results of operations as CNA had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statements of Income.

Favorable net prior year development of $143 million was recorded in 2009, compared to favorable net prior year development of $97 million in 2008. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the 2008 results of operations, favorable net prior year development was $187 million. Further information on CNA Commercial net prior year development for 2009 and 2008 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core:

Year Ended December 31	2010	2009	2008
(In millions)

Net earned premiums	$582	$595	$612
Net investment income	715	664	484
Net operating loss	(79)	(14)	(97)
Net realized investment gains (losses)	30	(138)	(212)
Net loss	(49)	(152)	(309)

2010 Compared with 2009

Net earned premiums for Life & Group Non-Core decreased $13 million in 2010 as compared with 2009. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss decreased $103 million in 2010 as compared with 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net realized investment results. In addition, 2009 results included the unfavorable impact of a $25 million (after tax and noncontrolling interests) legal accrual as discussed further below. The accrual was subsequently decreased in 2010, resulting in a favorable impact of $11 million (after tax and noncontrolling interests). Favorable reserve development arising from a commutation of an assumed reinsurance agreement in 2010 also contributed to the improvement.

These favorable impacts were partially offset by a $55 million gain (after tax and noncontrolling interests) recognized in 2009, net of reinsurance, arising from a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance.

The favorable impacts were also partially offset by an increase to payout annuity benefit reserves resulting from unlocking assumptions due to loss recognition, unfavorable results in CNA’s long term care business and less favorable performance on CNA’s pension deposit business.

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA recorded an additional pretax liability of $68 million in Policyholders’ funds during 2008 due to declines in the fair value of the investments supporting this business at that time. During 2009, CNA decreased this pretax liability by $42 million, and during 2010, CNA decreased the pretax liability by $24 million, based on increases in the fair value of these investments during those periods.

2009 Compared with 2008

Net earned premiums for Life & Group Non-Core decreased $17 million in 2009 as compared with 2008.

Net loss decreased $157 million in 2009 as compared with 2008. This improvement was primarily due to improved net realized investment results, and favorable performance on CNA’s remaining pension deposit business and a settlement reached with Willis Limited both as discussed above.

These favorable impacts were partially offset by unfavorable results in CNA’s long term care business and a $25 million (after tax and noncontrolling interests) legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment. The limited partnership investment supported the indexed group annuity portion of CNA’s pension deposit business.

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

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&EP and intrasegment eliminations:

Year Ended December 31	2010	2009	2008
(In millions)

Net investment income	$ 137	$ 195	$ 169
Net operating loss	(334)	(59)	(50)
Net realized investment gains (losses)	12	(45)	(88)
Net loss	(322)	(104)	(138)

2010 Compared with 2009

Net loss increased $218 million in 2010 as compared with 2009, driven by the loss of $328 million (after tax and noncontrolling interests) as a result of the Loss Portfolio Transfer, as previously discussed in this MD&A. Net results were also impacted by lower net investment income and higher interest expense. Partially offsetting these unfavorable items were decreased unfavorable net prior year development and improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Unfavorable net prior year development of $6 million was recorded in 2010, and unfavorable net prior year development of $159 million was recorded in 2009 which included $79 million for asbestos exposures and $76 million for environmental pollution exposures. Further information on Other Insurance net prior year development for 2009 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for the Other Insurance segment:

December 31	2010	2009
(In millions)

Gross Case Reserves	$ 1,430	$ 1,503
Gross IBNR Reserves	2,012	2,265
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$ 3,442	$ 3,768

Net Case Reserves	$ 461	$ 935
Net IBNR Reserves	257	1,404
Total Net Carried Claim and Claim Adjustment Expense Reserves	$ 718	$ 2,339

2009 Compared with 2008

Net loss decreased $34 million in 2009 as compared with 2008, primarily due to improved net realized investment results and higher net investment income. Partially offsetting these favorable items was increased unfavorable net prior year development primarily related to A&EP.

Unfavorable net prior year development of $159 million was recorded in 2009, compared to unfavorable net prior year development of $123 million in 2008. Further information on Other Insurance net prior year development for 2009 and 2008 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Diamond Offshore

The two most significant variables affecting Diamond Offshore’s revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. Demand for drilling services is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development, as well as a variety of political, regulatory and economic factors. The availability of rigs in a particular geographical region also affects both dayrates and utilization rates. These factors are not within Diamond Offshore’s control and are difficult to predict.

Demand affects the number of days Diamond Offshore’s fleet is utilized and the dayrates earned. As utilization rates increase, dayrates tend to increase as well, reflecting the lower supply of available rigs. Conversely, as utilization rates decrease, dayrates tend to decrease as well, reflecting the excess supply of rigs. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, Diamond Offshore may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues.

Diamond Offshore’s operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Diamond Offshore’s operating expenses represent all direct and indirect costs associated with the operation and maintenance of its drilling equipment. The principal components of Diamond Offshore’s operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of Diamond Offshore’s operating expenses. In general, labor costs increase primarily due to higher salary levels, rig staffing requirements and costs associated with labor regulations in the geographic regions in which Diamond Offshore’s rigs operate. Costs to repair and maintain Diamond Offshore’s equipment fluctuate depending upon the type of activity the drilling rig is performing, as well as the age and condition of the equipment and the regions in which Diamond Offshore’s rigs are working.

Operating expenses generally are not affected by changes in dayrates, and short term reductions in utilization do not necessarily result in lower operating expenses. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or “ready-stacked” state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income.

Operating income is negatively impacted when Diamond Offshore performs certain regulatory inspections, which it refers to as a 5-year survey, or special survey, that are due every five years for each of Diamond Offshore’s rigs. Operating revenue decreases because these special surveys are performed during scheduled downtime in a shipyard. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance activities may result from the survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year, as well as from quarter to quarter. During 2011, seven of Diamond Offshore’s rigs will require 5-year surveys, and it expects that they will be out of service for approximately 455 days in the aggregate.

In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require dry-docking or shipyard time, except for rigs located in the U.K. and Norwegian sectors of the North Sea. Diamond Offshore expects to spend approximately 290 days during 2011 for intermediate surveys, the mobilization of rigs, contract acceptance testing and extended maintenance projects.

Diamond Offshore is self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico (“GOM”). If a named windstorm in the GOM causes significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations and cash flows. Under

Diamond Offshore’s insurance policy that expires on May 1, 2011, it carries physical damage insurance for certain losses other than those caused by named windstorms in the GOM for which its deductible for physical damage is $25 million per occurrence. Diamond Offshore does not typically retain loss-of-hire insurance policies to cover its rigs.

In addition, under Diamond Offshore’s insurance policy that expires on May 1, 2011, Diamond Offshore carries marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, with no exclusions for pollution and/or environmental risk. Diamond Offshore believes that the policy limit for its marine liability insurance is within the range that is customary for companies of its size in the offshore drilling industry and is appropriate for its business. Diamond Offshore’s deductibles for marine liability coverage, including for personal injury claims, are $10 million for the first occurrence and vary in amounts ranging between $5 million and, if aggregate claims exceed certain thresholds, up to $100 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year, which under the current policy commences on May 1 of each year. On April 20, 2010, the Macondo well (operated by BP plc and drilled by Transocean Ltd) in the GOM experienced a blowout and immediately began flowing oil into the GOM (“the Macondo incident”). Efforts to permanently plug and abandon the well and contain the spill were successfully completed in September 2010. As a result of the Macondo incident, insurance costs across the industry are expected to increase, and in the future certain insurance coverage is likely to become more costly, and may become less available or not available at all.

Recent Developments

On October 12, 2010, the U.S. government lifted the ban on certain drilling activities in the GOM. All drilling in the GOM is now subject to compliance with enhanced safety requirements set forth in Notices to Lessees (“NTL”) 2010-N05 and 2010-N06, both of which were implemented during the drilling ban. Additionally, all drilling in the GOM is required to comply with the Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (“Drilling Safety Rule”) and the Workplace Safety Rule on Safety and Environmental Management Systems, which have become final, as well as NTL 2010-N10 (known as the Compliance and Review NTL). Diamond Offshore continues to evaluate these new measures to ensure that its rigs and equipment are in full compliance, where applicable. Additional requirements could be forthcoming based on further recommendations by regulatory agencies investigating the Macondo incident. Diamond Offshore is not able to predict the likelihood, nature or extent of additional rulemaking. Nor is Diamond Offshore able to predict when the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) will issue drilling permits to Diamond Offshore’s customers. Diamond Offshore is not able to predict the future impact of these events on its operations. Even with the drilling ban lifted, certain deepwater drilling activities remain suspended until the BOEMRE resumes its regular permitting of those activities.

It has been reported that the industry currently has 36 floating rigs in the GOM that have been impacted by the moratorium and that five floating rigs have left the GOM since the imposition of the moratorium, two of which rigs were Diamond Offshore’s. As of the date of this report, Diamond Offshore has two semisubmersible rigs under contract in the GOM, in addition to the Ocean Monarch, whose contract the operator has sought to terminate as discussed below, as well as two jack-up rigs, one of which is under contract. Given the continuing uncertainty with respect to drilling activity in the GOM, Diamond Offshore’s customers may seek to move additional rigs to locations outside of the GOM or perform activities which are allowed under the enhanced safety requirements. In June of 2010, one of Diamond Offshore’s customers asserted force majeure as a basis for its termination of the drilling contract for the Ocean Monarch, which had a remaining term of approximately 36 months. The operator has also filed suit against Diamond Offshore in U.S. District Court in Houston seeking a declaratory judgment that its termination of the drilling contract is warranted under the contract. Diamond Offshore does not believe the events cited by the operator come within the definition of force majeure under the drilling contract, and Diamond Offshore does not believe that the operator has the right to terminate the drilling contract on this basis. Although Diamond Offshore cannot predict with certainty the results of any such litigation, and there can be no assurance as to its ultimate outcome, it intends to vigorously defend this litigation and challenge the operator’s attempt to terminate the drilling contract.

Diamond Offshore is continuing to actively seek international opportunities to keep its rigs employed. However, Diamond Offshore can provide no assurance that it will be successful in its efforts to employ its remaining impacted rigs in the GOM in the near term. In addition, given the ongoing uncertainty in the GOM with respect to drilling activity and other industry factors, Diamond Offshore has cold stacked two intermediate semisubmersible rigs and four jack-up rigs in the GOM.

While dayrates Diamond Offshore receives for new contracts are no longer at the peak levels achieved at the height of the most recent up-cycle, improving oil prices, which had climbed to approximately $90 per barrel by the end of 2010, appear to be supporting demand for Diamond Offshore’s equipment. As a result, dayrates for Diamond Offshore’s international floater rigs appear to have stabilized, though demand for its services has not risen sufficiently to provide significant pricing power on new contracts. Additionally, the continuing regulatory uncertainty in the GOM could cause Diamond Offshore or others to move additional rigs out of the GOM to international locations. If Diamond Offshore, or others, move a large number of additional rigs out of the GOM to international locations, the increased supply of available rigs entering the international market, coupled with un-contracted new-build rigs scheduled for delivery between now and the end of 2011, could create downward pressure on dayrates unless demand improves sufficiently to absorb the new supply.

Diamond Offshore currently has one high specification floater and two jack-up rigs contracted offshore Egypt with an aggregate net book value of $270 million, or approximately 6.0% of Diamond Offshore’s total operating assets at December 31, 2010. Although these rigs have continued to work throughout the recent political unrest in Egypt, there have been, and in the future there may be other, disruptions to the support networks within Egypt, including the banking institutions. At February 1, 2011, Diamond Offshore’s contract drilling backlog related to its drilling operations offshore Egypt was approximately $60 million, or 2.2% of its total contract backlog, for 2011. Diamond Offshore’s customers may attempt to assert force majeure under the agreements under which these rigs are operating. As of the date of this report, Diamond Offshore has not received any force majeure assertions with respect to its Egyptian operations.
Since September 30, 2010 through the date of this report, Diamond Offshore has entered into 17 new drilling contracts totaling approximately $457 million in backlog and ranging in duration from one well to one year. As of February 1, 2011, Diamond Offshore’s contract backlog was approximately $6.6 billion, of which its contracts in the GOM (excluding amounts related to the contract for the Ocean Monarch discussed above) represented approximately $141 million, or 2.1%, of Diamond Offshore’s total contract backlog.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of February 1, 2011, October 18, 2010 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) and February 1, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95.0% – 98.0% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	February 1, 2011	October 18, 2010 (d)	February 1, 2010 (d)
(In millions)

High specification floaters (a)	$3,838	$4,371	$4,177
Intermediate semisubmersible rigs (b)	2,700	3,009	4,030
Jack-ups (c)	107	122	249
Total	$6,645	$7,502	$8,456

(a)

Contract drilling backlog as of February 1, 2011 for Diamond Offshore’s high specification floaters includes (i) $3.0 billion attributable to contracted operations offshore Brazil for the years 2011 to 2016, and (ii) $100 million attributable to contracted operations in the GOM during 2011.

(b)

Contract drilling backlog as of February 1, 2011 for Diamond Offshore’s intermediate semisubmersible rigs includes (i) $2.1 billion attributable to contracted operations offshore Brazil for the years 2011 to 2015, and (ii) $36 million attributable to contracted operations in the GOM during 2011.

(c)

Contract drilling backlog as of February 1, 2011 for Diamond Offshore’s jack-ups includes (i) $49 million attributable to contracted operations offshore Brazil for the years 2011 and 2012, and (ii) $5 million attributable to contracted operations in the GOM during 2011.

(d)

Contract drilling backlog as of October 18, 2010 and February 1, 2010 includes $394 million and $424 million attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of February 1, 2011.

Year Ended December 31	Total	2011	2012	2013	2014 - 2016
(In millions)

High specification floaters (a)	$ 3,838	$ 1,470	$ 1,034	$ 615	$ 719
Intermediate semisubmersible rigs (b)	2,700	1,145	811	429	315
Jack-ups (c)	107	103	4
Total	$ 6,645	$ 2,718	$ 1,849	$ 1,044	$ 1,034

(a)

Contract drilling backlog as of February 1, 2011 for Diamond Offshore’s high specification floaters includes (i) $851 million, $790 million and $615 million for the years 2011 to 2013, and $719 million in the aggregate for the years 2014 to 2016 attributable to contracted operations offshore Brazil, and (ii) $100 million for 2011 attributable to contracted operations in the GOM.

(b)

Contract drilling backlog as of February 1, 2011 for Diamond Offshore’s intermediate semisubmersible rigs includes (i) $762 million, $683 million and $372 million for the years 2011 to 2013, and $315 million in the aggregate for the years 2014 to 2016 attributable to contracted operations offshore Brazil, and (ii) $36 million for 2011 attributable to contracted operations in the GOM.

(c)

Contract drilling backlog as of February 1, 2011 for Diamond Offshore’s jack-ups includes (i) $45 million and $4 million for years 2011 and 2012 attributable to contracted operations offshore Brazil, and (ii) $5 million for 2011 attributable to contracted operations in the GOM.

The following table reflects the percentage of rig days committed by year as of February 1, 2011. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the Ocean Valor.

Year Ended December 31	2011 (a)	2012 (a)	2013	2014 - 2016

High specification floaters	83.0%	60.0%	33.0%	13.0%
Intermediate semisubmersible rigs	66.0%	44.0%	22.0%	5.0%
Jack-ups	24.0%	1.0%

(a)	Includes approximately 770 and 420 scheduled shipyard, survey and mobilization days for 2011 and 2012.

Dayrate and Utilization Statistics

Year Ended December 31	2010	2009	2008

Revenue earning days (a)
High specification floaters	3,562	3,599	3,550
Intermediate semisubmursible rigs	5,453	5,926	5,792
Jack-ups	3,028	3,382	4,642

Utilization (b)
High specification floaters	70.7%	78.7%	88.2%
Intermediate semisubmursible rigs	78.6%	85.4%	83.3%
Jack-ups	60.8%	66.2%	90.3%

Average daily revenue (c)
High specification floaters	$374,600	$380,500	$372,100
Intermediate semisubmursible rigs	276,700	283,700	276,400
Jack-ups	87,700	129,900	110,000

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2010, 2009 and 2008 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2010	2009	2008
(In millions)

Revenues:
Contract drilling revenues	$3,230	$3,537	$3,476
Net investment income	3	4	12
Investment gains		1	1
Other	128	112	(2)
Total	3,361	3,654	3,487

Expenses:
Contract drilling expenses	1,391	1,224	1,185
Other operating expenses	546	515	448
Interest	91	50	10
Total	2,028	1,789	1,643
Income before income tax	1,333	1,865	1,844
Income tax expense	(413)	(540)	(582)
Net income	920	1,325	1,262
Amounts attributable to noncontrolling interests	(474)	(682)	(650)
Net income attributable to Loews Corporation	$446	$643	$612

2010 Compared with 2009

Revenues decreased $293 million, or 8.0%, and net income decreased $197 million or 30.6%, in 2010, as compared to 2009. During 2010, Diamond Offshore’s operating results were negatively impacted by a decline in average daily revenue earned by its rigs in 2010 from the levels attained in 2009. While Diamond Offshore’s contracted revenue backlog partially mitigated the impact of the weakened market conditions, total contract drilling revenue decreased $307 million compared to 2009. In 2010, Diamond Offshore cold stacked three additional rigs in the GOM, consisting of two intermediate semisubmersible rigs and one jack-up rig. However, the two newest additions to Diamond Offshore’s floater fleet, the Ocean Courage and Ocean Valor, began operating under contract during the first and fourth quarters of 2010 and contributed $109 million to revenue. Additionally, Diamond Offshore recognized a gain of $33 million in connection with the sale of the Ocean Shield in July 2010.

Revenues from high specification floaters increased $34 million in 2010 as compared to 2009, primarily due to increased dayrates of $59 million, increased amortized mobilization costs of $41 million and a $31 million contract termination fee received in relation to the Ocean Endeavor. These amounts were partially offset by a $97 million decrease in utilization, which decreased from 78.7% in 2009 to 70.7% in 2010.

Revenues from intermediate semisubmersible rigs decreased $152 million in 2010 as compared to 2009, primarily due to decreased utilization of $151 million, which decreased from 85.4% in 2009 to 78.6% in 2010. Intermediate semisubmersible rigs experienced 473 less revenue earning days in 2010 compared to 2009, combined with lower average daily revenue. In 2010, Diamond Offshore cold stacked the Ocean Voyager and Ocean New Era.

Revenues from jack-up rigs decreased $189 million in 2010 as compared to 2009, primarily due to decreased dayrates of $123 million and decreased utilization of $51 million. Jack-up rigs experienced 354 less revenue earning days in 2010 compared to 2009, combined with lower average daily revenue. In 2010, Diamond Offshore cold stacked the Ocean Spartan.

Net income decreased in 2010 as compared to 2009, primarily due to the changes in revenues as noted above and an increase in Contract drilling expense. Contract drilling expense increased $167 million and included normal operating costs for the Ocean Courage and Ocean Valor, as well as increased amortized mobilization costs and increased other operating costs associated with rigs operating internationally rather than domestically. Other operating expenses include an increase in depreciation of $47 million in 2010 due to a higher depreciable asset base, including depreciation on the Ocean Courage and Ocean Valor, which were placed in service in September 2009 and March 2010, but did not begin drilling operations until 2010. Interest expense increased $41 million due to a full year of interest expense in 2010 for Diamond Offshore’s issuance of 5.9% senior notes in May of 2009, and the issuance of 5.7% senior notes in October of 2009.

Diamond Offshore’s effective tax rate increased in 2010 as compared with 2009. The higher effective tax rate is a result of differences in the mix between its domestic and international pretax earnings or losses, as well as the mix of international tax jurisdictions in which Diamond Offshore operates. Also contributing to the higher effective tax rate in the current period were taxes associated with the sale of the Ocean Shield.

2009 Compared with 2008

Revenues increased $167 million, or 4.8%, and net income increased $31 million or 5.1%, in 2009, as compared to 2008. During 2009, Diamond Offshore’s contracted revenue backlog substantially mitigated the impact of the global economic recession on its industry. However, Diamond Offshore’s operating results also reflect the negative impact of ready stacking the Ocean Star, Ocean Victory, Ocean Guardian and Ocean Scepter for extended periods and the cold stacking of three mat-supported jack-up rigs in the GOM. In addition, the international jack-up market, which had been strong throughout the majority of 2008, also reflected softening demand and reduced dayrates during 2009.

Revenues from high specification floaters increased $59 million in 2009 as compared to 2008, primarily due to increased dayrates of $60 million. High specification floaters experienced 49 more revenue earning days in 2009 as compared to 2008, combined with an increase in average daily revenue.

Revenues from intermediate semisubmersible rigs increased $69 million in 2009 as compared to 2008. This increase was primarily due to increased dayrates of $60 million and utilization of $20 million, offset by lower amortized mobilization costs. Intermediate semisubmersible rigs experienced 134 more revenue earning days in 2009 as compared to 2008, combined with an increase in average daily revenue.

Revenues from jack-up rigs decreased $68 million in 2009 as compared to 2008. This decrease was primarily due to decreased utilization of $80 million, which decreased from 90.3% in 2008 to 66.2% in 2009, partially offset by increased dayrates of $9 million in 2009.

Net income increased in 2009 as compared to 2008, primarily due to the changes in revenues as noted above. Operating costs are inclusive of normal operating costs for the upgraded Ocean Monarch and Diamond Offshore’s new jack-up rigs, Ocean Shield and Ocean Scepter, as well as contract preparation, partially offset by lower operating costs resulting from the decline in utilization and overall lower survey and related costs compared to the prior period. Other operating expenses include an increase in depreciation of $59 million during 2009 due to a higher depreciable asset base. Interest expense increased $40 million due to the additional expense related to the issuance of 5.9% senior notes in May of 2009, the issuance of 5.7% senior notes in October of 2009 and the reduction of capitalized interest resulting from completion of construction projects.

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

Sale of Assets

On April 30, 2010, HighMount completed the sale of substantially all exploration and production assets located in the Antrim Shale in Michigan to a subsidiary of Linn Energy, LLC for approximately $330 million, subject to adjustment, and on May 28, 2010, HighMount completed the sale of substantially all exploration and production assets located in the Black Warrior Basin in Alabama to a subsidiary of Walter Energy for approximately $210 million, subject to adjustment. The Michigan and Alabama properties represented approximately 17.0% in aggregate of HighMount’s total proved reserves as of December 31, 2009. These sales did not have a material impact on the Consolidated Statements of Income. Substantially all of HighMount’s remaining natural gas exploration and production operations are located in the Permian Basin in Texas.

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the years ended December 31, 2010, 2009 and 2008:

Year Ended December 31	2010	2009	2008

Gas production (Bcf)	57.4	77.0	78.9
Gas sales (Bcf)	53.6	70.8	72.5
Oil production/sales (Mbbls)	253.9	363.0	351.3
NGL production/sales (Mbbls)	3,008.9	3,315.9	3,507.4
Equivalent production (Bcfe)	77.0	99.0	102.0
Equivalent sales (Bcfe)	73.2	92.9	95.7

Average realized prices without hedging results:
Gas (per Mcf)	$4.30	$3.72	$8.25
NGL (per Bbl)	40.96	30.07	51.26
Oil (per Bbl)	73.80	55.37	95.26
Equivalent (per Mcfe)	5.09	4.13	8.48

Average realized prices with hedging results:
Gas (per Mcf)	$6.03	$6.94	$7.71
NGL (per Bbl)	34.84	30.98	47.73
Oil (per Bbl)	73.80	55.37	95.26
Equivalent (per Mcfe)	6.10	6.61	7.94

Average cost per Mcfe:
Production expenses	$1.12	$1.10	$1.04
Production and ad valorem taxes	0.37	0.36	0.70
General and administrative expenses	0.62	0.58	0.69
Depletion expense	0.93	0.98	1.58

Results of Operations

The following table summarizes the results of operations for HighMount for the years ended December 31, 2010, 2009 and 2008 as presented in Note 23 of the Notes to Consolidated Financial Statements included in Item 8.

Year Ended December 31	2010	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$ 455	$ 620	$ 770
Investment losses	(30)
Total	425	620	770

Expenses:
Impairment of natural gas and oil properties		1,036	691
Impairment of goodwill			482
Operating	258	343	411
Interest	61	80	76
Total	319	1,459	1,660

Income (loss) before income tax	106	(839)	(890)
Income tax (expense) benefit	(48)	302	315
Net income (loss) attributable to Loews Corporation	$ 58	$ (537)	$ (575)

2010 Compared with 2009

Since 2008, natural gas prices have declined significantly. Consequently, HighMount has reduced its drilling program in 2009 and 2010, which negatively impacted HighMount’s 2010 production volumes and revenues. HighMount’s operating revenues decreased by $165 million to $455 million in 2010, compared to $620 million in 2009. Operating revenues decreased by $88 million due to the sale of HighMount’s assets in Michigan and Alabama. Permian Basin operating revenues decreased by $77 million on sales volumes of 66.5 Bcfe in 2010 compared to 74.6 Bcfe in 2009. Average prices realized per Mcfe for Permian Basin sales were $6.02 in 2010 compared to $6.42 in 2009. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity in 2009 and 2010.

HighMount had hedges in place as of December 31, 2010 that covered approximately 75.1% and 37.4% of HighMount’s total estimated 2011 and 2012 natural gas equivalent production at a weighted average price of $6.35 and $5.65 per Mcfe.

As a result of the Michigan and Alabama asset sales, a portion of the expected underlying transactions related to HighMount’s interest rate and commodity hedging activities were no longer probable of occurring and hedge accounting was discontinued. This resulted in a pretax loss of $30 million for the year ended December 31, 2010.

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

Operating expenses decreased by $85 million to $258 million in 2010, compared to $343 million in 2009. The decline reflects a $39 million decrease related to the sale of HighMount’s assets in Michigan and Alabama, partially offset by an $11 million adjustment to property impairment recorded in 2009. During 2009, HighMount incurred non-recurring operating expenses of $32 million related to fees for early termination rights on drilling rig contracts and a tubular inventory impairment charge. In addition, operating expenses in Permian decreased $25 million due to lower DD&A expenses, lower production and ad valorem taxes and cost cutting efforts in 2010.

DD&A expenses declined to $92 million in 2010, compared to $119 million in 2009, reflecting a $16 million decrease due to the sale of HighMount’s assets in Michigan and Alabama and an $11 million reduction in HighMount’s depletion rate in 2010, primarily due to the impairment of natural gas and oil properties recorded in 2009.

2009 Compared with 2008

HighMount’s operating revenues decreased by $150 million to $620 million in 2009, compared to $770 million for 2008. This decrease was primarily due to lower commodity prices which decreased revenues by $123 million. HighMount sales volumes were 92.9 Bcfe in 2009 compared to 95.7 Bcfe during 2008. This decrease reflects the reduction in HighMount’s drilling activity beginning in late 2008 and production curtailments during the third and fourth quarters of 2009, partially offset by the expiration of the Volumetric Production Payment (“VPP”) agreements in 2009. These VPP agreements obligated HighMount to deliver specified quantities of natural gas. Natural gas sales and production costs related to the VPP agreements were not recognized in HighMount’s results.

HighMount had hedges in place as of December 31, 2009 that covered approximately 64.0% and 35.0% of HighMount’s total estimated 2010 and 2011 natural gas equivalent production at a weighted average price of $6.43 and $6.49 per Mcfe.

As discussed above, in the first quarter of 2009 and at December 31, 2008, HighMount recorded a non-cash ceiling test impairment charges of $1,036 million ($660 million after tax) and $691 million ($440 million after tax), related to the carrying value of its natural gas and oil properties.

Operating expenses decreased by $68 million to $343 million in 2009, compared to $411 million in 2008. The decrease in operating expenses reflects a $58 million decrease in DD&A expenses, $34 million decrease in production and ad valorem taxes and a $19 million decrease due to cost cutting efforts. The decrease in operating expenses was partly offset by non-recurring operating expenses of $32 million related to fees for early termination rights on drilling rig contracts and a tubular inventory impairment charge, as well as $11 million in additional costs recognized as a result of the expiration of the VPP agreements in February of 2009.

DD&A expenses declined to $119 million in 2009 from $177 million in 2008, primarily due to a reduction in HighMount’s depletion rate. HighMount’s depletion rate decreased primarily due to impairments of natural gas and oil properties recorded in December of 2008 and March of 2009, as well as lower projected future development costs.

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

Boardwalk Pipeline’s ability to market available interstate transportation and storage capacity is impacted by demand for natural gas, competition from other pipelines, natural gas price volatility, basis spreads, economic conditions and other factors. Boardwalk Pipeline competes with numerous interstate and intrastate pipelines, including several pipeline projects which have recently been placed in service or are in the process of being developed. Additionally, significant new sources of natural gas have recently been identified throughout the U.S., including the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio, which is closer to key end-user market areas than Boardwalk Pipeline’s supply sources. These new sources of natural gas have created changes in pricing dynamics between supply basins, pooling points and market areas. As a result of the increase in overall pipeline capacity and the new sources of supply, in 2009 the basis spreads on Boardwalk Pipeline’s pipeline systems began to narrow. This trend continued into 2010, although in the latter part of 2010 these basis spreads improved.

Under current market conditions, marketing Boardwalk Pipeline’s available capacity and renewing expiring contracts has become more difficult. Boardwalk Pipeline’s ability to renew some of its expiring contracts at attractive rates and the revenues from interruptible and short term firm transportation services, have been negatively impacted by these market conditions. Capacity that Boardwalk Pipeline has available on a short term basis has decreased as long term capacity commitments on the recently completed pipeline expansion projects have increased in accordance with the contracts supporting those projects. However, some of Boardwalk Pipeline’s capacity will continue to be available for sale on a short term firm or interruptible basis and each year a portion of Boardwalk Pipeline’s existing contracts expire. The revenues Boardwalk Pipeline will be able to earn from that available capacity and from renewals of expiring contracts will be heavily dependent upon basis spreads. It is not possible to accurately predict future basis spreads.

Boardwalk Pipeline is not in the business of buying and selling natural gas other than for system management purposes, but changes in the level of natural gas prices may impact the volumes of gas transported on Boardwalk Pipeline’s pipeline systems. High natural gas prices may result in a reduction in the demand for natural gas. A reduced level of demand for natural gas could reduce the utilization of capacity on Boardwalk Pipeline’s systems, reduce the demand for its services and result in the non-renewal of contracted capacity as contracts expire.

The majority of Boardwalk Pipeline’s revenues are derived from capacity reservation charges that are not impacted by the volume of natural gas transported, however smaller portions of Boardwalk Pipeline’s revenues are derived from charges based on actual volumes transported under firm and interruptible services. For example, in 2010 approximately 22.0% of Boardwalk Pipeline’s revenues were derived from charges based on actual volumes transported. Boardwalk Pipeline cannot predict the level of future natural gas prices.

Spreads in natural gas prices between time periods, such as winter to summer, impact Boardwalk Pipeline’s PAL and interruptible storage revenues. These price spreads were unfavorable in 2010 as compared to 2009 resulting in a reduction of PAL and interruptible storage revenues for the 2010 period. Boardwalk Pipeline cannot predict future time period spreads or basis differentials.

Recently Completed Pipeline Projects

An abundance of recent natural gas supply discoveries in the Bossier Sands, Barnett Shale, Haynesville Shale, Fayetteville Shale and Caney Woodford Shale producing regions has formed the basis for the recent expansion of Boardwalk Pipeline’s pipeline systems. In 2008 and 2009, Boardwalk Pipeline placed in service the East Texas Pipeline, Southeast Project, Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals (“pipeline expansion projects”), which collectively consist of approximately 1,000 miles of 42-inch and 36-inch pipeline and related compression facilities. In 2010, Boardwalk Pipeline placed in service the remaining compression facilities associated with the Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals which increased the peak-day delivery capacities of those projects. With the exception of post-construction activities such as right-of-way restoration, the pipeline expansion projects are essentially complete and operating at their design capacity.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2010, 2009 and 2008 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2010	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$1,128	$910	$845
Net investment income	1		3
Total	1,129	910	848

Expenses:
Operating	695	621	498
Interest	151	132	58
Total	846	753	556
Income before income tax	283	157	292
Income tax expense	(73)	(44)	(79)
Net income	210	113	213
Amounts attributable to noncontrolling interests	(96)	(46)	(88)
Net income attributable to Loews Corporation	$114	$67	$125

2010 Compared with 2009

Total revenues increased $219 million to $1,129 million in 2010, compared to $910 million for 2009. Gas transportation revenues, excluding fuel, increased $199 million and fuel retained increased $31 million, primarily due to the pipeline expansion projects. In addition, there was an $18 million gain from the sale of gas related to the western Kentucky storage expansion project and a reduction in storage gas needed to support no-notice services. These increases were partially offset by $14 million of lower interruptible and short term firm transportation services resulting from lower basis spreads between delivery points on Boardwalk Pipeline’s pipeline systems. PAL and storage revenues decreased $9 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods.

Operating expenses increased $74 million to $695 million in 2010, compared to $621 million for 2009. This increase was primarily driven by a $47 million increase in fuel consumed due to the pipeline expansion projects and higher natural gas prices. There was a $24 million increase in depreciation and property taxes due to a larger asset base from the pipeline expansion projects and a $10 million increase in operation and maintenance expenses due to an increase in major maintenance projects. The 2009 period was unfavorably impacted by $8 million of pipeline investigation and retirement costs related to the East Texas Pipeline. Interest expense increased $19 million due to higher debt levels in 2010 and lower capitalized interest due to the completion of Boardwalk Pipeline’s pipeline expansion projects.

Net income increased $47 million to $114 million in 2010, compared to $67 million for 2009 due to higher revenues from transportation services primarily from the pipeline expansion projects and a gain on gas sales, partially offset by increased operating expenses related to higher depreciation and property taxes associated with the pipeline expansion projects and increased interest expense. In 2009, gas transportation revenues and throughput were negatively impacted due to operating the pipeline expansion projects at reduced operating pressures and portions of the pipeline expansion projects being shut down for periods of time following the discovery and remediation of anomalies in certain joints of pipe.

2009 Compared with 2008

Total revenues increased $62 million to $910 million in 2009, compared to $848 million for 2008. Gas transportation revenues, excluding fuel, increased $152 million, primarily from Boardwalk Pipeline’s pipeline expansion projects. PAL revenues increased $19 million due to increased parking opportunities and favorable summer-to-summer natural gas price spreads. These increases were partially offset by lower fuel revenues of $53 million due to unfavorable natural gas prices. The 2008 period was favorably impacted by gains of $35 million on the sale of gas related to the western Kentucky storage expansion project, $17 million from the disposition of coal reserves and $11 million from the settlement of a contract claim.

Operating expenses increased $123 million to $621 million in 2009, compared to $498 million for 2008 primarily due to higher depreciation and property taxes of $116 million associated with a larger asset base from the pipeline expansion projects. Operation and maintenance expenses increased $13 million primarily from increased maintenance projects and expansion related operations. Administrative and general expenses increased $11 million mainly due to increases in employee benefits as a result of lower returns on trust assets for pension and post-retirement benefit plans, and increases in unit-based compensation from an increase in the price of Boardwalk Pipeline’s common units. Operation and maintenance expenses and losses on disposal of assets were $8 million higher due to pipeline investigation and retirement costs related to the East Texas Pipeline. These increases were partially offset by a decrease in fuel and gas transportation expenses of $41 million primarily as a result of lower natural gas prices. The 2008 period was favorably impacted by a gain of $7 million due to a change in the employee paid time-off policy which resulted in a reserve reversal. Interest expense increased $74 million resulting from lower capitalized interest associated with placing expansion projects in service and higher debt levels in 2009.

Net income decreased $58 million to $67 million in 2009, compared to $125 million for 2008 primarily due to higher operating expenses, mainly as a result of increases in depreciation and property taxes associated with the expansion projects. The increase in expenses more than offset the increase in revenues from the expansion projects, which were approximately $122 million lower than expected due to operating the expansion pipelines at reduced operating pressures and portions of the expansion pipelines being shut down for periods of time during 2009. The 2008 period was favorably impacted by gains of $70 million from the disposition of coal reserves, gas sales, a change in the employee paid time-off policy and the settlement of a contract claim.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2010, 2009 and 2008 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2010	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$307	$284	$379
Net investment income	1		1
Total	308	284	380

Expenses:
Operating	296	327	307
Interest	10	9	11
Total	306	336	318

Income (loss) before income tax	2	(52)	62
Income tax (expense) benefit	(1)	18	(22)
Net income (loss) attributable to Loews Corporation	$1	$(34)	$40

2010 Compared with 2009

Revenues increased by $24 million, or 8.5%, in 2010 as compared to 2009. Net income amounted to $1 million in 2010 as compared to a net loss of $34 million in 2009.

Revenue per available room increased $13.29 to $147.89 in 2010 as compared to 2009. The increase in revenue per available room reflects improving occupancy and average room rates. Occupancy rates increased to 70.1% in 2010 from 66.4% in 2009. Average room rates increased by $8.23, or 4.1%, in 2010 as compared to 2009.

Operating expenses in 2009 included aggregate pretax charges of $47 million due to the impact of the contracting U.S. economy. These charges included $27 million for the impairment of Loews Hotels entire investment in its Loews Lake Las Vegas property, $10 million related to a development project commitment and $10 million for a loan guarantee at a managed hotel.

The improvement in operating results is primarily due to the absence of charges recorded in 2009 as discussed above, and also reflects the increase in revenue per available room in 2010.

2009 Compared with 2008

Revenues decreased by $96 million or 25.3% in 2009 as compared to 2008. There was a net loss of $34 million in 2009 as compared to net income of $40 million in 2008.

Revenues decreased in 2009, as compared to 2008, due to a decrease in revenue per available room to $134.60, compared to $183.01 in 2008. Occupancy rates decreased from 73.3% to 66.4% in 2009 as compared to 2008. Average room rates decreased by $46.86, or 18.8%, in 2009 as compared to 2008. The decline in revenue per available room reflected the contraction in the lodging industry due to the depressed economy.

Results at Loews Hotels for 2009 included a pretax charge of $10 million related to a development project commitment and a pretax charge of $10 million for a loan guarantee at a managed hotel. During 2009, Loews Hotels wrote down its entire investment in the Loews Lake Las Vegas, resulting in a pretax impairment charge of $27 million. In addition, pretax income for 2008 included an $11 million gain related to an adjustment in the carrying value of a 50.0% interest in a joint venture investment.

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

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2010, 2009 and 2008 as presented in Note 23 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2010	2009	2008
(In millions)

Revenues:
Net investment income (loss)	$187	$175	$(54)
Investment gains		3	2
Other	(3)	(1)	16
Total	184	177	(36)

Expenses:
Operating	80	80	79
Interest	47	49	56
Total	127	129	135

Income (loss) before income tax	57	48	(171)
Income tax (expense) benefit	(24)	(20)	55
Income (loss) from continuing operations	33	28	(116)
Discontinued operations, net:
Results of operations			341
Gain on disposal			4,362
Net income attributable to Loews Corporation	$33	$28	$4,587

2010 Compared with 2009

Revenues and net income in 2010 were relatively unchanged from 2009, and reflects improved investment results due to higher invested cash balances and improved performance from the Parent Company’s trading portfolio, partially offset by lower yields.

2009 Compared with 2008

Revenues increased by $213 million and income from continuing operations increased by $144 million as compared to 2008. These increases were due primarily to improved performance of the trading portfolio.

In 2008, the Company completed the sale of Bulova and disposed of its entire ownership interest in Lorillard, as further discussed in Note 2 of the Notes to the Consolidated Financial Statements included under Item 8. The results of operations and gains on disposal of these businesses are presented as discontinued operations. Discontinued operations for the year ended December 31, 2008 includes a $4,287 million gain on the separation of Lorillard and a $75 million gain on the sale of Bulova.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For 2010, net cash used by operating activities was $89 million as compared with net cash provided by operating activities of $1,258 million for 2009. As further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8 and previously referenced in this MD&A, on August 31, 2010, CNA completed the Loss Portfolio Transfer transaction. As a result of this transaction, operating cash flows were reduced by $1.9 billion related to the initial net cash settlement. Additionally, during 2010 operating cash flows were increased by $153 million related to net cash inflows primarily from sales of trading securities, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities. Operating cash flows were reduced by $164 million in 2009 related to net cash outflows which increased the size of the trading portfolio held at December 31, 2009. Excluding the items above, net cash generated by CNA’s business operations was approximately $1,650 million and $1,422 million for 2010 and 2009.

For 2009, net cash provided by operating activities was $1,258 million as compared with $1,558 million in 2008. Cash provided by operating activities in 2008 was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by CNA, which are reflected as financing cash flows. The primary source of these cash flows was the indexed group annuity portion of CNA’s pension deposit business which it exited in 2008. Additionally, during the second quarter of 2009 CNA resumed the use of a trading portfolio for income enhancement purposes. Operating cash flows were reduced by $164 million related to net cash outflows which increased the size of the trading portfolio held at December 31, 2009. Cash provided by operating activities in 2009 was favorably impacted by decreased loss payments as compared to 2008, and tax recoveries in 2009 compared with tax payments in 2008.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for sale.

Net cash provided by investing activities was $767 million for 2010, as compared with net cash used by investing activities of $1,093 million and $1,908 million for 2009 and 2008. Cash flows from investing activities are impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash provided by investing activities in 2010 primarily related to the sale of short term investments. The cash provided by investing activities was used to fund the initial net cash settlement with NICO referenced above.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by CNA.

Net cash flows used by financing activities were $742 million and $120 million in 2010 and 2009. Net cash flows provided by financing activities were $347 million in 2008. Net cash used by financing activities in 2010 was primarily related to payments to redeem the outstanding 2008 Senior Preferred as discussed below, and the repayment of $150 million on a credit facility, partially offset by $495 million in net proceeds from the issuance of ten-year senior notes.

2008 Senior Preferred

In 2008, CNA issued, and Loews purchased, 12,500 shares of CNA non-voting cumulative senior preferred stock for $1.25 billion. CNA used the majority of the proceeds to increase the statutory surplus of its principal insurance subsidiary, Continental Casualty Company (“CCC”), through the purchase of a $1.0 billion surplus note of CCC. As of

December 31, 2010, CNA has fully redeemed all 12,500 shares originally issued, through a series of redemptions during 2009 and 2010. The redemptions were funded by the issuance of debt and the partial repayment of the surplus note.

Dividends of $76 million, $122 million and $19 million on the 2008 Senior Preferred were declared and paid for the years ended December 31, 2010, 2009 and 2008.

Liquidity

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. Additionally, CNA has the full limit of $250 million available under a revolving credit facility.

CNA has an effective automatic shelf registration statement under which it may issue debt, equity or hybrid securities. In February of 2011, CNA issued $400 million of 5.75% senior notes due August 15, 2021 in a public offering. Subsequently, CNA announced the redemption of the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, and other required payments. CNA anticipates the redemption to be completed on or about March 18, 2011.

Dividends

On February 4, 2011, CNA’s Board of Directors declared a quarterly dividend of $0.10 per share, payable March 2, 2011 to shareholders of record on February 16, 2011. The declaration and payment of future dividends is at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

CNA Surety

On November 1, 2010, CNA announced its proposal to acquire all of the outstanding shares of common stock of CNA Surety Corporation (“CNA Surety”) that it does not currently own for $22.00 per share in cash. On February 4, 2011, CNA Surety announced that CNA’s proposal substantially undervalued CNA Surety; however, it would consider another proposal. CNA is evaluating CNA Surety’s response and considering options that are in the best interests of CNA’s stockholders. There is no assurance that the acquisition will be completed or, if so, that the anticipated benefits of the acquisition will be realized. CNA owns 61% of CNA Surety which is publicly-traded.

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

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Moody’s and S&P for the property and casualty and life companies. The table also includes the ratings for CNA senior debt and The Continental Corporation (“Continental”) senior debt.

	Insurance Financial Strength Ratings		Corporate Debt Ratings
	Property & Casualty	Life	CNA	Continental
	CCC Group	CAC	Senior Debt	Senior Debt
A.M. Best	A	A-	bbb	Not rated
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	Not rated	BBB-	BBB-

A.M. Best, Moody’s and S&P currently maintain a stable outlook on CNA.

If CNA’s property and casualty insurance financial strength ratings were downgraded below current levels, its business and results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA’s insurance products to certain markets and the required collateralization of certain future payment obligations or reserves. Downgrades of corporate debt ratings could result in adverse effects upon CNA’s liquidity position, including negatively impacting CNA’s ability to access capital markets, and increasing its financing costs.

Further, additional collateralization may be required for certain settlement agreements and assumed reinsurance contracts, as well as derivative contracts, if CNA’s ratings or other specific criteria fall below certain thresholds.

Diamond Offshore

Cash and investments totaled $1.1 billion at December 31, 2010, compared to $778 million at December 31, 2009. In 2010, Diamond Offshore paid cash dividends totaling $734 million, consisting of aggregate regular cash dividends of $70 million and aggregate special cash dividends of $664 million. On February 2, 2011, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Diamond Offshore’s cash flows from operations are impacted by the ability of its customers to weather the instability in the U.S. and global economies and restrictions in the credit market, as well as the volatility in energy prices. In general, before working for a customer with whom Diamond Offshore has not had a prior business relationship and/or whose financial stability may appear uncertain, Diamond Offshore performs a credit review on that company. Based on that analysis, Diamond Offshore may require that the customer present a letter of credit, prepay or provide other credit enhancements. If a potential customer is unable to obtain an adequate level of credit, it may preclude Diamond Offshore from doing business with that potential customer.

Cash provided by operating activities was $1.3 billion in 2010, compared to $1.5 billion in 2009. The decrease is primarily due to lower earnings resulting from an aggregate reduction in average utilization of, and dayrates earned by, Diamond Offshore’s drilling fleet, increased mobilization costs and the effect of lower deferred mobilization fees. The decrease in operating cash flows for the 2010 period was partially offset by a decrease in net cash required to satisfy working capital requirements in 2010 compared to 2009, primarily due to a decrease in Diamond Offshore’s outstanding accounts receivable balances and an increase in accounts payable at December 31, 2010.

On July 7, 2010, Diamond Offshore completed the sale of one of its high performance, premium jack-up drilling rigs, the Ocean Shield, for a total selling price of $186 million.

Diamond Offshore has budgeted approximately $320 million on capital expenditures for 2011 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements. In addition, as of the date of this report, Diamond Offshore has spent approximately $310 million in 2011 towards the construction of two new, ultra-deepwater drillships with delivery scheduled for late in the second and fourth quarters of 2013. Diamond Offshore expects to finance its 2011 capital expenditures through the use of existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

As of December 31, 2010, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $22 million in letters of credit were issued and outstanding under the credit facility.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Diamond Offshore determines the amount of cash required to meet its capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, its ongoing rig equipment replacement and enhancement programs and its obligations relating to the construction of its new drillships. Diamond Offshore believes that its operating cash flows and cash reserves will be sufficient to meet both its working capital requirements and its capital commitments over the next twelve months; however, Diamond Offshore will continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

HighMount

At December 31, 2010 and 2009, cash and investments amounted to $130 million and $83 million. Net cash flows provided by operating activities were $197 million and $325 million in 2010 and 2009. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash provided by investing activities in 2010 was $351 million, compared to cash used in investing activities of $174 million in 2009. Cash provided by investing activities in 2010 includes the net proceeds from the sale of HighMount’s assets in Michigan and Alabama of approximately $500 million. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $104 million and $120 million on capital expenditures for its drilling program in 2010 and 2009. Funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances and operating activities.

HighMount used the net proceeds from the sale of its assets in Michigan and Alabama to reduce the outstanding debt under its term loans. At December 31, 2010, the outstanding borrowings under the term loans were $1.1 billion. The term loans mature in July 2012. At February 11, 2011, no borrowings were outstanding under HighMount’s revolving credit facility, however, $2 million in letters of credit were issued. The available capacity under the facility was $368 million.

HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At December 31, 2010, HighMount was in compliance with all of its covenants under the credit agreement.

Boardwalk Pipeline

At December 31, 2010 and 2009, cash and investments amounted to $59 million and $50 million. Funds from operations for the year ended December 31, 2010 amounted to $465 million, compared to $401 million in 2009. In 2010 and 2009, Boardwalk Pipeline’s capital expenditures were $227 million and $847 million.

Boardwalk Pipeline maintains a revolving credit facility which has aggregate lending commitments of $950 million. At December 31, 2010, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility. At February 18, 2011, Boardwalk Pipeline had $383 million in loans outstanding under its revolving credit facility with a weighted-average interest rate of 0.5%, resulting in an available borrowing capacity of $567 million. In January of 2011, Boardwalk Pipeline issued $325 million aggregate principal amount of 4.5% senior notes due February 1, 2021. The net proceeds of the offering were used to reduce borrowings under the revolving credit facility. In February of 2011, Boardwalk Pipeline will borrow funds under this facility to pay the redemption price for $135 million of its 5.5% notes due April 1, 2013.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments increased to $67 million at December 31, 2010 from $63 million at December 31, 2009. In March of 2010, Loews Hotels funded $10 million for a loan guarantee and $10 million related to a development project commitment. Funds from operations are expected to be sufficient to meet capital expenditures and working capital requirements. Loews Hotels has $72 million of mortgage debt coming due in 2011. Funds for this are expected to be provided from refinancing, or newly incurred debt, existing cash balances, and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at December 31, 2010 totaled $4.6 billion, as compared to $3.0 billion at December 31, 2009. The increase in net cash and investments is primarily due to the receipt of $720 million in interest and dividends from our subsidiaries, the receipt of $500 million in August of 2010 and $500 million in December of 2010 from the redemption of Senior Preferred stock by CNA, and proceeds of $333 million in February of 2010 from the sale of 11.5 million Boardwalk Pipeline common units. These cash inflows were partially offset by the purchase of treasury stock for $405 million, as discussed below, and $105 million of dividends paid to our shareholders.

As of December 31, 2010, there were 414,546,107 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the year ended December 31, 2010, we purchased 10,964,200 shares of Loews common stock at an aggregate cost of $405 million. During January 2011, we purchased an additional 912,100 shares of Loews common stock at aggregate cost of $36 million.

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

Off-Balance Sheet Arrangements

At December 31, 2010 and 2009, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period
December 31, 2010	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Debt (a)	$13,442	$1,156	$3,195	$2,401	$6,690
Operating leases	321	58	104	66	93
Claim and claim expense reserves (b)	27,238	5,769	7,850	4,126	9,493
Future policy benefits reserves (c)	13,101	173	602	320	12,006
Policyholder funds reserves (c)	137	23	13	5	96
Rig construction contracts (d)	515	155	360
Purchase and other obligations	181	107	33	27	14
Total (e)	$54,935	$7,441	$12,157	$6,945	$28,392

(a)	Includes estimated future interest payments.
(b)

Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2010. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)

Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2010. Future policy benefit reserves of $747 million and policyholder fund reserves of $37 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of CNA’s individual life business in 2004 are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)

In January of 2011, Diamond Offshore entered into a contract for the construction of a second ultra-deepwater drillship. The first installment of the contract price of $155 million was paid in February of 2011. The second installment of $360 million is payable in 2013 upon delivery and acceptance of the drillship.

(e)	Does not include expected contribution of approximately $96 million to the Company’s pension and postretirement plans in 2011.

Further information on our commitments, contingencies and guarantees is provided in Notes 1, 3, 5, 9, 10, 11, 12, 16, 17, 19 and 20 of the Notes to Consolidated Financial Statements included under Item 8.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2010	2009	2008
(In millions)

Fixed maturity securities	$2,051	$1,941	$ 1,984
Short term investments	15	36	115
Limited partnerships	249	315	(379)
Equity securities	32	49	80
Trading portfolio	13	23	(149)
Other	10	6	19
Gross investment income	2,370	2,370	1,670
Investment expenses	(54)	(50)	(51)
Net investment income	$2,316	$2,320	$ 1,619

Net investment income decreased $4 million in 2010 as compared with 2009. This decrease was primarily driven by less favorable income from CNA’s limited partnership investments, substantially offset by an investment shift during 2010 from lower yielding short term and tax-exempt securities to higher yielding taxable fixed maturity securities. The unfavorable year-over-year comparison in income from CNA’s limited partnership investments was driven by significant returns from CNA’s limited partnership investments in 2009. Limited partnership investments generally present greater market volatility, higher illiquidity and greater risk than fixed income investments. The limited partnership investments are managed as an overall portfolio in an effort to mitigate the greater levels of volatility, illiquidity and risk that are present in the individual partnership investments.

Net investment income increased $701 million in 2009 as compared with 2008. Excluding indexed group annuity trading portfolio losses of $146 million in 2008, net investment income increased $555 million primarily driven by improved results from limited partnership investments. This increase was partially offset by the impact of lower risk free and short term interest rates. Limited partnership income in 2009 was driven by improved performance across many limited partnerships and included individual partnership performance that ranged from a positive $120 million to a negative $59 million. The indexed group annuity trading portfolio losses in 2008 were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Income. CNA exited the indexed group annuity business in 2008.

The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.3%, 5.1% and 5.6% for the years ended December 31, 2010, 2009, and 2008. Tax-exempt municipal bonds generated $263 million, $381 million and $360 million of net investment income for the years ended December 31, 2010, 2009 and 2008.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Year Ended December 31	2010	2009	2008
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$3	$(53)	$ 235
Asset-backed	44	(778)	(476)
States, municipalities and political subdivisions	(128)	(20)	53
Foreign government	2	38	7
Corporate and other bonds	164	(345)	(650)
Redeemable preferred stock	7	(9)
Total fixed maturity securities	92	(1,167)	(831)
Equity securities	(2)	243	(490)
Derivative securities	(1)	51	(19)
Short term investments	7	10	34
Other	(10)	6	9
Total realized investment gains (losses)	86	(857)	(1,297)
Income tax (expense) benefit	(36)	296	456
Net realized investment gains (losses)	50	(561)	(841)
Amounts attributable to noncontrolling interests	(4)	56	85
Net realized investment gains (losses) attributable to Loews Corporation	$46	$(505)	$ (756)

Net realized investment results improved $551 million for 2010 as compared with 2009, driven by significantly lower other-than-temporary impairment (“OTTI”) losses recognized in earnings. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 3 of the Notes to Consolidated Financial Statements included under Item 8. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

Net realized investment losses decreased $251 million for 2009 as compared with 2008, driven by a realized investment gain related to a common stock holding and decreased OTTI losses recognized in earnings. Included in the 2009 net realized gains for equity securities was a pretax gain of $370 million related to the sale of CNA’s holdings of Verisk Analytics Inc., which began trading on October 7, 2009 after an initial public offering. Since CNA’s cost basis in this position was zero, the entire amount was recognized as a pretax realized investment gain.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 90.6% and 90.3% of which were rated as investment grade (rated BBB- or higher) at December 31, 2010 and 2009. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the two major providers, S&P and Moody’s, in that order of preference. If a security is not rated by these providers, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value:

December 31	2010		2009
(In millions of dollars)

U.S. Government and Agencies	$3,534	9.4%	$3,705	10.4%
AAA rated	4,419	11.8	5,855	16.5
AA and A rated	15,665	41.7	12,464	35.0
BBB rated	10,425	27.7	10,122	28.4
Non-investment grade	3,534	9.4	3,466	9.7
Total	$37,577	100.0%	$35,612	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3,490 million and $3,637 million at December 31, 2010 and 2009. The following table summarizes the ratings of this portfolio at carrying value.

December 31	2010		2009
(In millions of dollars)

BB	$1,492	42.2%	$1,352	39.0%
B	1,163	32.9	1,255	36.2
CCC-C	801	22.7	761	22.0
D	78	2.2	98	2.8
Total	$3,534	100.0%	$3,466	100.0%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At December 31, 2010, $428 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from AA- to AA+. Of this amount, over 94.0% was within the states, municipalities and political subdivisions securities sector. This third party credit support on states, municipalities and political subdivisions securities is provided by two mono-line insurers, the largest exposure based on fair value being Assured Guaranty Ltd. at more than 99.0%.

At December 31, 2010 and 2009, approximately 98.0% and 99.0% of the fixed maturity portfolio was issued by U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

The carrying value of fixed maturity and equity securities that trade in illiquid private placement markets at December 31, 2010 was $340 million, which represents approximately 0.8% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $15 million at December 31, 2010.

The gross unrealized loss on available-for-sale fixed maturity securities was $795 million at December 31, 2010. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.

	Percent of Fair Value	Percent of Unrealized Loss

Due in one year or less	5.0%	4.0%
Due after one year through five years	19.0	11.0
Due after five years through ten years	26.0	24.0
Due after ten years	50.0	61.0
Total	100.0%	100.0%

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

The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral, if any, and accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	December 31, 2010		December 31, 2009
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Segregated investments	$11,516	10.9	$10,376	11.2
Other interest sensitive investments	28,405	4.6	29,665	4.0
Total	$39,921	6.4	$40,041	5.8

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

December 31	2010	2009
(In millions)

Short term investments available-for-sale:
Commercial paper	$686	$185
U.S. Treasury securities	903	3,025
Money market funds	94	179
Other	532	560
Total short term investments	$2,215	$3,949

Separate Accounts

The following table summarizes the bond ratings of the investments, at estimated fair value, supporting CNA’s separate account products which guarantee principal and a minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time.

December 31	2010		2009
(In millions of dollars)

U.S. Government Agencies	$53	13.1%	$67	17.6%
AAA rated	18	4.5	17	4.5
AA and A rated	214	52.8	176	46.3
BBB rated	99	24.4	93	24.5
Non-investment grade	21	5.2	27	7.1
Total	$405	100.0%	$380	100.0%

At December 31, 2010 and 2009, approximately 97.0% of the separate account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

Asset-backed Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type
December 31, 2010	RMBS	(a)	CMBS	(b)	Other ABS	(c)	Total
(In millions)

U.S. Government Agencies	$3,367		$30				$3,397
AAA	1,351		194		$551		2,096
AA	206		257		154		617
A	190		246		26		462
BBB	228		116		19		363
Non-investment grade and equity tranches	927		150		50		1,127
Total fair value	$6,269		$993		$800		$8,062

Total amortized cost	$6,442		$994		$790		$8,226

Sub-prime (included above)
Fair value	$483						$483
Amortized cost	527						527

Alt-A (included above)
Fair value	$632						$632
Amortized cost	662						662

(a)	Residential mortgage-backed securities (“RMBS”)
(b)	Commercial mortgage-backed securities (“CMBS”)
(c)	Other asset-backed securities (“Other ABS”)

The exposure to sub-prime residential mortgage (“sub-prime”) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 74.0% were rated investment grade, while 87.0% of the Alt-A securities were rated investment grade. At December 31, 2010, $6 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $27 million for securities with sub-prime and Alt-A exposure were included in the $77 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Statements of Income for the year ended December 31, 2010. If additional deterioration in the underlying collateral occurs beyond the Company’s current expectations, additional OTTI losses may be recognized in earnings. See Note 3 of the Notes to Consolidated Financial Statements included under Item 8 for additional information related to unrealized losses on asset-backed securities.

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

•

the risks and uncertainties associated with CNA’s loss reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in this MD&A, including the sufficiency of the reserves and the possibility for future increases;

•

the risk that the other parties to the transaction in which, subject to certain limitations, CNA ceded its legacy A&EP liabilities will not fully perform their obligations to CNA, the uncertainty in estimating loss reserves for A&EP liabilities and the possible continued exposure of CNA to liabilities for A&EP claims that are not covered under the terms of the transaction;

•	the performance of reinsurance companies under reinsurance contracts with CNA;

•	the impact of competitive products, policies and pricing and the competitive environment in which CNA operates, including changes in CNA’s book of business;

•

product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

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

•

regulatory limitations, impositions and restrictions upon CNA, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies as well as the new federal financial regulatory reform of the insurance industry established by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•

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

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to CNA’s ability to contain its terrorism exposure effectively; and

•	the occurrence of epidemics.

Risks and uncertainties primarily affecting us and our energy subsidiaries

•

the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including possible write-downs of the carrying value of natural gas and NGL properties and impairments of goodwill and reduced demand for offshore drilling services;

•

the continuing effects of the Macondo well blowout, including, without limitation, the impact on drilling in the U.S. Gulf of Mexico, related delays in permitting activities and related regulations and market developments;

•	government policies regarding exploration and development of oil and gas reserves;

•	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

•	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	the availability and cost of insurance;

•

the impact of new pipelines or new gas supply sources on competition and basis spreads on Boardwalk Pipeline’s pipeline systems, which may impact its ability to maintain or replace expiring gas transportation and storage contracts and to sell short term capacity on its pipelines;

•	the impact of current and future environmental laws and regulations and exposure to environmental liabilities including matters related to global climate change;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•

the timing, cost, scope and financial performance of Boardwalk Pipeline’s recent and future growth projects, including the ability to operate its expansion project pipelines at higher than normal operating pressures; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

•	changes in domestic and foreign political, social and economic conditions, including developing social and political unrest in Egypt and other parts of the Middle East;

•	the impact of the global war on terrorism, current and future hostilities in the Middle East and elsewhere and future acts of terrorism;

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

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts; by us and our subsidiaries, including any additional investments by us in our subsidiaries;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the consummation of contemplated transactions and agreements;

•	the successful integration, transition and management of acquired businesses;

•	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party;

•	possible casualty losses;

•

the availability of indemnification by Lorillard and its subsidiaries for any tobacco-related liabilities that we may incur as a result of tobacco-related lawsuits or otherwise, as provided in the Separation Agreement; and

•	potential future asset impairments.

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

The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2010 and 2009 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $425 million and $429 million at December 31, 2010 and 2009. The impact of a 100 basis point decrease would result in an increase in market value of $464 million at December 31, 2010 and December 31, 2009. HighMount has entered into interest rate swaps for a notional amount of $1.1 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.7%. Gains or losses from derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25.0% decrease in the underlying reference price or index from its level at December 31, 2010 and 2009, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25.0%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Brazilian reais and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20.0% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2010 and 2009, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20.0% from their levels at December 31, 2010 and 2009. The impact of a change in commodity prices on the Company’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

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

Boardwalk Pipeline has established credit policies in the pipeline tariffs which are intended to minimize credit risk in accordance with FERC policies and actively monitors this portion of its business. Boardwalk Pipeline’s credit exposure generally relates to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them, generally under PAL and no-notice services. Natural gas price volatility can materially increase credit risk related to gas loaned to customers. If any significant customer of Boardwalk Pipeline should have credit or financial problems resulting in a delay or failure to repay the gas they owe to Boardwalk Pipeline, this could have a material adverse effect on Boardwalk Pipeline’s business, financial condition, results of operations and cash flows. As of December 31, 2010, the amount of gas loaned out by Boardwalk Pipeline or owed to Boardwalk Pipeline due to gas imbalances was approximately 13.0 trillion British thermal units (TBtu). Assuming an average market price during December of 2010 of $4.21 per million British thermal unit (MMBtu), the market value of this gas at December 31, 2010, would have been approximately $55 million. As of December 31, 2009, the amount of gas loaned out by Boardwalk Pipeline or owed to Boardwalk Pipeline due to gas imbalances was approximately 14.9 TBtu. Assuming an average market price during December 2009 of $5.36 per MMBtu, the market value of this gas at December 31, 2009, would have been approximately $80 million.

The following tables present our market risk by category (equity prices, interest rates, foreign exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2010	2009	2010	2009
(In millions)

Equity prices (1):
Equity securities – long	$616	$318	$(154)	$(79)
– short	(68)	(78)	17	19
Options – purchased	30	45	3	7
– written	(10)	(9)	4	(7)
Interest rate (2):
Fixed maturities – long	231	377	(10)	(19)
– short	(250)		5
Short term investments	3,118	1,990
Other derivatives				19

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25.0% and (2) an increase in yield rates of 100 basis points. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2010	2009	2010	2009
(In millions)

Equity prices (1):
Equity securities:
General accounts (a)	$440	$644	$(110)	$(161)
Separate accounts	22	32	(5)	(8)
Limited partnership investments	2,814	1,996	(256)	(200)
Interest rate (2):
Fixed maturities (a)	37,583	35,439	(2,417)	(2,082)
Short term investments (a)	3,962	5,221	(7)	(12)
Other invested assets	113	4	(7)
Interest rate swaps and other (b)	(76)	(135)	17	45
Other derivative securities	(1)	(11)
Separate accounts (a):
Fixed maturities	405	380	(18)	(15)
Short term investments	18	6
Foreign exchange (3):
Forwards – short	4	3	(26)	(21)
Commodities (4):
Forwards – short (b)	47	11	(85)	(134)
Options – written		2		(1)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25.0%, (2) an increase in yield rates of 100 basis points, (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20.0% and (4) an increase in commodity prices of 20.0%.

(a)    Certain securities are denominated in foreign currencies. An assumed 20.0% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(362) and $(330) at December 31, 2010 and 2009.

(b) The market risk at December 31, 2010 and 2009 will generally be offset by recognition of the underlying hedged transaction.

Item 8. Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data are comprised of the following sections:

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2010	2009
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $36,677 and $35,824	$37,814	$35,816

Equity securities, cost of $979 and $943	1,086	1,007

Limited partnership investments	2,814	1,996

Other invested assets	113

Short term investments	7,080	7,215

Total investments	48,907	46,034

Cash	120	190

Receivables	10,142	10,212

Property, plant and equipment	12,636	13,274

Deferred income taxes	289	627

Goodwill	856	856

Other assets	1,798	1,346

Deferred acquisition costs of insurance subsidiaries	1,079	1,108

Separate account business	450	423

Total assets	$76,277	$74,070

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2010	2009
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$25,496	$26,816
Future policy benefits	8,718	7,981
Unearned premiums	3,203	3,274
Policyholders’ funds	173	192
Total insurance reserves	37,590	38,263

Payable to brokers	685	540
Short term debt	647	10
Long term debt	8,830	9,475
Other liabilities	4,969	4,274
Separate account business	450	423
Total liabilities	53,171	52,985

Commitments and contingent liabilities
(Notes 1, 3, 5, 9, 10, 11, 12, 16, 17, 19 and 20)

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized - 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued 414,930,507 and 425,497,522 shares	4	4
Additional paid-in capital	3,667	3,637
Retained earnings	14,564	13,693
Accumulated other comprehensive income (loss)	230	(419)
	18,465	16,915
Less treasury stock, at cost (384,400 and 427,200 shares)	(15)	(16)
Total shareholders’ equity	18,450	16,899
Noncontrolling interests	4,656	4,186
Total equity	23,106	21,085
Total liabilities and equity	$76,277	$74,070

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2010	2009	2008
(In millions, except per share data)

Revenues:
Insurance premiums	$6,515	$6,721	$7,150
Net investment income	2,508	2,499	1,581
Investment gains (losses):
Other-than-temporary impairment losses	(254)	(1,657)	(1,484)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	22	305
Net impairment losses recognized in earnings	(232)	(1,352)	(1,484)
Other net investment gains	288	499	188
Total investment gains (losses)	56	(853)	(1,296)
Gain on issuance of subsidiary stock			2
Contract drilling revenues	3,230	3,537	3,476
Other	2,306	2,213	2,334
Total	14,615	14,117	13,247

Expenses:
Insurance claims and policyholders’ benefits	4,985	5,290	5,723
Amortization of deferred acquisition costs	1,387	1,417	1,467
Contract drilling expenses	1,391	1,224	1,185
Impairment of natural gas and oil properties		1,036	691
Impairment of goodwill			482
Other operating expenses (Note 9)	3,433	2,972	2,767
Interest	517	448	345
Total	11,713	12,387	12,660
Income before income tax	2,902	1,730	587
Income tax expense	895	345	7
Income from continuing operations	2,007	1,385	580
Discontinued operations, net:
Results of operations	(20)	(2)	351
Gain on disposal			4,362
Net income	1,987	1,383	5,293
Amounts attributable to noncontrolling interests	(699)	(819)	(763)
Net income attributable to Loews Corporation	$1,288	$564	$4,530

Net income (loss) attributable to:
Loews common stock:
Income (loss) from continuing operations	$1,307	$566	$(182)
Discontinued operations, net	(19)	(2)	4,501
Loews common stock	1,288	564	4,319
Former Carolina Group stock - discontinued operations, net			211
Total	$1,288	$564	$4,530

See Notes to Consolidated Financial Statements

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2010	2009	2008
(In millions, except per share data)

Basic net income (loss) per Loews common share:
Income (loss) from continuing operations	$3.12	$1.31	$(0.38)
Discontinued operations, net	(0.04)	(0.01)	9.43
Net income	$3.08	$1.30	$9.05

Basic net income per former Carolina Group share:
Discontinued operations, net	$-	$-	$1.95

Diluted net income (loss) per Loews common share:
Income (loss) from continuing operations	$3.11	$1.31	$(0.38)
Discontinued operations, net	(0.04)	(0.01)	9.43
Net income	$3.07	$1.30	$9.05

Diluted net income per former Carolina Group share:
Discontinued operations, net	$-	$-	$1.95

Dividends per share:
Loews common stock	$0.25	$0.25	$0.25
Former Carolina Group stock	-	-	0.91

Basic weighted average number of shares outstanding:
Loews common stock	418.72	432.81	477.23
Former Carolina Group stock	-	-	108.47

Diluted weighted average number of shares outstanding:
Loews common stock	419.52	433.45	477.23
Former Carolina Group stock	-	-	108.60

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2010	2009	2008
(In millions)

Net income	$1,987	$1,383	$5,293

Other comprehensive income (loss)
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	86	(95)
Net other unrealized gains (losses) on investments	494	3,711	(3,528)
Total unrealized gains (losses) on available-for-sale investments	580	3,616	(3,528)
Unrealized gains (losses) on cash flow hedges	60	(67)	41
Foreign currency	49	117	(161)
Pension liability	29	6	(354)

Other comprehensive income (loss)	718	3,672	(4,002)

Comprehensive income	2,705	5,055	1,291

Amounts attributable to noncontrolling interests	(771)	(1,215)	(335)

Total comprehensive income attributable to Loews Corporation	$1,934	$3,840	$956

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Former Carolina Group Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2008	$21,502	$5	$1	$4,024	$13,642	$(65)	$(8)	$3,903
Adjustment to initially apply updated accounting guidance on reporting noncontrolling interests in Consolidated Financial Statements	(206)			330				(536)
Purchase of subsidiary shares from noncontrolling interests	(111)							(111)
Issuance of equity securities by subsidiary	247							247
Adjustments related to purchase of subsidiary units	131							131
Net income	5,293				4,530			763
Other comprehensive loss	(4,002)					(3,574)		(428)
Dividends paid	(732)				(219)			(513)
Purchase of Loews treasury stock	(33)						(33)
Issuance of Loews common stock	4			4
Redemption of former Carolina Group stock	(542)		(1)		(602)	53	8
Exchange of Lorillard common stock for Loews common stock	(4,650)						(4,650)
Stock-based compensation	26			22				4
Retirement of treasury stock	-	(1)		(710)	(3,972)		4,683
Other	2				(4)			6
Balance, December 31, 2008	16,929	4	-	3,670	13,375	(3,586)	-	3,466
Adjustment to initially apply updated accounting guidance which amended the other-than-temporary impairment loss model for fixed maturity securities	-				109	(109)
Purchase of subsidiary shares from noncontrolling interests	(7)			10				(17)
Issuance of equity securities by subsidiary	169			18				151
Net income	1,383				564			819
Other comprehensive income	3,672					3,276		396
Dividends paid	(756)				(108)			(648)
Issuance of Loews common stock	8			8
Purchase of Loews treasury stock	(348)						(348)
Retirement of treasury stock	-			(86)	(246)		332
Stock-based compensation	22			18				4
Other	13			(1)	(1)			15
Balance, December 31, 2009	$21,085	$4	$-	$3,637	$13,693	$(419)	$(16)	$4,186

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2009	$21,085	$4	$3,637	$13,693	$(419)	$(16)	$4,186
Sale of subsidiary common units	279		83		1		195
Net income	1,987			1,288			699
Other comprehensive income	718				646		72
Dividends paid	(597)			(105)			(492)
Issuance of Loews common stock	8		8
Purchase of Loews treasury stock	(405)					(405)
Retirement of treasury stock	-		(97)	(309)		406
Stock-based compensation	21		18				3
Other	10		18	(3)	2		(7)
Balance, December 31, 2010	$23,106	$4	$3,667	$14,564	$230	$(15)	$4,656

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2010	2009	2008
(In millions)

Operating Activities:

Net income	$1,987	$1,383	$5,293
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Income) loss from discontinued operations	20	2	(4,713)
Investment (gains) losses	(56)	853	1,294
Undistributed (earnings) losses	(184)	(220)	451
Amortization of investments	(118)	(199)	(299)
Depreciation, depletion and amortization	816	784	692
Impairment of natural gas and oil properties		1,036	691
Impairment of goodwill			482
Provision for deferred income taxes	471	139	(378)
Other non-cash items	(53)	39	(41)
Changes in operating assets and liabilities-net:
Reinsurance receivables	(499)	829	928
Other receivables	305	(76)	(86)
Federal income tax	(141)	(62)	(308)
Deferred acquisition costs	29	17	36
Insurance reserves	(805)	(612)	(590)
Other liabilities	132	(130)	(216)
Trading securities	(1,778)	760	(84)
Other, net	(83)	71	77
Net cash flow operating activities - continuing operations	43	4,614	3,229
Net cash flow operating activities - discontinued operations	(90)	(23)	142
Net cash flow operating activities - total	(47)	4,591	3,371

Investing Activities:

Purchases of fixed maturities	(16,715)	(24,189)	(48,404)
Proceeds from sales of fixed maturities	12,514	19,245	41,749
Proceeds from maturities of fixed maturities	3,340	3,448	4,092
Purchases of equity securities	(99)	(269)	(210)
Proceeds from sales of equity securities	341	905	221
Purchases of property, plant and equipment	(917)	(2,529)	(3,997)
Dispositions	805	85	87
Change in short term investments	1,892	(1,620)	2,942
Change in other investments	(580)	40	(306)
Other, net	7	(2)	(11)
Net cash flow investing activities - continuing operations	588	(4,886)	(3,837)
Net cash flow investing activities - discontinued operations, including proceeds from dispositions	76	23	623
Net cash flow investing activities - total	664	(4,863)	(3,214)

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2010	2009	2008
(In millions)

Financing Activities:

Dividends paid	$ (105)	$ (108)	$ (219)
Dividends paid to noncontrolling interests	(492)	(648)	(513)
Purchases of treasury shares	(405)	(334)	(33)
Purchases of subsidiary treasury shares		(2)	(70)
Issuance of common stock	8	8	4
Proceeds from sale of subsidiary stock	344	180	247
Principal payments on debt	(659)	(902)	(1,282)
Issuance of debt	645	2,128	2,285
Policyholders’ investment contract net deposits (withdrawals)	(6)	(11)	(605)
Excess tax benefits from share-based payment arrangements	2	2	3
Other, net	(20)	8	10
Net cash flow financing activities - continuing operations	(688)	321	(173)
Net cash flow financing activities - discontinued operations
Net cash flow financing activities - total	(688)	321	(173)

Effect of foreign exchange rate on cash - continuing operations	1	10	(13)

Net change in cash	(70)	59	(29)
Net cash transactions:
From continuing operations to discontinued operations	(14)		785
To discontinued operations from continuing operations	14		(785)
Cash, beginning of year	190	131	160
Cash, end of year	$ 120	$ 190	$ 131

Cash, end of year:
Continuing operations	$ 120	$ 190	$ 131
Discontinued operations
Total	$ 120	$ 190	$ 131

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of presentation – Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 66% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). In the first quarter of 2010 the Company sold 11.5 million common units of its subsidiary, Boardwalk Pipeline, for $333 million reducing the Company’s ownership interest from 72% to 66%. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) – Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In June of 2008, the Company disposed of its entire ownership interest in its wholly owned subsidiary, Lorillard, Inc. (“Lorillard”). The Consolidated Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, Lorillard’s revenues, expenses and cash flows have been excluded from the respective captions in the Consolidated Statements of Income, and Consolidated Statements of Cash Flows and have been included in Discontinued operations, net and Net cash flows - discontinued operations.

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

Accounting changes – The Financial Accounting Standards Board (“FASB”) issued updated accounting guidance on reporting of Noncontrolling Interests in Consolidated Financial Statements. The updated accounting guidance requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the Consolidated Financial Statements. Therefore, the Noncontrolling interests in the equity section includes the appropriate reclassification of balances for CNA, Diamond Offshore and Boardwalk Pipeline formerly recognized as Minority interest liability on the Consolidated Balance Sheets. Moreover, the updated accounting guidance requires that transactions between an entity and noncontrolling interests be treated as equity transactions. Upon adoption of the updated accounting guidance in 2009, the Company recorded an increase in Additional paid-in capital of $330 million (net of $206 million of deferred tax) related to the issuances of Boardwalk Pipeline common units, which were previously included as a deferred gain in Minority interest liability in the Consolidated Balance Sheets.

In March of 2010, the FASB issued updated accounting guidance which amended the accounting and reporting requirements related to derivatives to provide clarifying language regarding when embedded credit derivative features, including those in synthetic collateralized debt and loan obligations, are considered embedded derivatives subject to potential bifurcation. The implementation of this updated accounting guidance as of July 1, 2010 did not have a material impact on the Company’s financial condition or results of operations.

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

The implementation of this updated accounting guidance as of April 1, 2009 resulted in a cumulative effect adjustment of $109 million, after tax and noncontrolling interests, which was reclassified to Accumulated other comprehensive income (loss) (“AOCI”) from Retained earnings on the Consolidated Statements of Equity. The cumulative effect adjustment represents the non-credit component of those previously impaired fixed maturity securities that were still considered OTTI, and the entire amount previously recorded as an OTTI loss on fixed maturity securities no longer considered OTTI as of April 1, 2009.

Effective December 31, 2009, the Company adopted revised oil and gas reporting requirements which resulted in a reduction of HighMount’s proved reserves by 145.3 MMcfe (unaudited). The reduction in reserves resulted in a lower full cost pool limit under the ceiling test, however it did not cause HighMount’s net capitalized cost to exceed the ceiling test at December 31, 2009. See Note 15.

In June of 2009, the FASB issued updated accounting guidance which amended the requirements for determination of the primary beneficiary of a variable interest entity, required an ongoing assessment of whether an entity is the primary beneficiary and required enhanced interim and annual disclosures. The updated accounting guidance was effective for annual reporting periods beginning after November 15, 2009. The implementation of this updated accounting guidance as of January 1, 2010 had no impact on the Company’s financial condition or results of operations.

Investments – The Company classifies its fixed maturity securities and equity securities as either available-for-sale or trading, and as such, they are carried at fair value. Short term investments are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Income. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. To the extent that unrealized gains on fixed income securities supporting certain annuities with life contingencies would result in a premium deficiency if those gains were realized, the related increase in insurance reserves for future policy benefits is recorded, net of tax, as a reduction of unrealized net capital gains through Other comprehensive income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in Net investment income on the Consolidated Statements of Income. Investment valuations are adjusted and losses may be recognized in the Consolidated Statements of Income when a decline in value is determined by the Company to be other-than-temporary.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative for which hedge accounting has been designated is not (or ceases to be) highly effective, the Company discontinues hedge accounting prospectively. In 2010, as a result of the sale of exploration and production assets, HighMount recognized losses of $30 million in Investment gains (losses) in the Consolidated Statements of Income. See Note 5 for additional information on the Company’s use of derivatives.

Securities lending activities – The Company lends securities for the purpose of enhancing income or to finance positions to unrelated parties who have been designated as primary dealers by the Federal Reserve Bank of New York. Borrowers of these securities must deposit and maintain collateral with the Company of no less than 100% of the fair value of the securities loaned. U.S. Government securities and cash are accepted as collateral. The Company maintains effective control over loaned securities and, therefore, continues to report such securities as investments on the Consolidated Balance Sheets.

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2010 and 2009.

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

Insurance receivables are presented at unpaid balances net of an allowance for doubtful accounts, which is recorded on the basis of periodic evaluations of balances due currently or in the future from insureds, including amounts due from insureds related to losses under high deductible policies, management’s experience and current economic conditions. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached.

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

HighMount’s natural gas and natural gas liquids (“NGLs”) production revenue is recognized based on actual volumes of natural gas and NGLs sold to purchasers. Sales require delivery of the product to the purchaser, passage of title and probability of collection of purchaser amounts owed. Natural gas and NGL production revenue includes sales of natural gas and NGLs by HighMount, and production revenue is reported net of royalties. HighMount uses the sales method of accounting for gas imbalances. An imbalance is created when the volumes of gas sold by HighMount pertaining to a property do not equate to the volumes produced to which HighMount is entitled based on its interest in the property. An asset or liability is recognized to the extent that HighMount has an imbalance in excess of the remaining reserves on the underlying properties.

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

Claim and claim adjustment expense reserves – Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (“A&EP”), workers’ compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; (ii) estimates of incurred but not reported losses; (iii) estimates of losses on assumed reinsurance; (iv) estimates of future expenses to be incurred in the settlement of claims; (v) estimates of salvage and subrogation recoveries and (vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Receivables on the Consolidated Balance Sheets. See Note 21 for further discussion on claim and claim adjustment expense reserves for discontinued operations.

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.4 billion and $1.5 billion as of December 31, 2010 and 2009. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (“CAC”), a wholly owned and consolidated subsidiary of CNA, for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at both December 31, 2010 and 2009. At December 31, 2010 and 2009, the discounted reserves for unfunded structured settlements were $713 million and $746 million, net of discount of $1.1 billion in both periods.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.0% to 6.5% at both December 31, 2010 and 2009. At December 31, 2010 and 2009, such discounted reserves totaled $1.9 billion and $1.7 billion, net of discount of $487 million and $482 million.

Future policy benefits reserves – Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2010 and 2009, and mortality, morbidity and withdrawal assumptions were generally established at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period.

Policyholders’ funds reserves – Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. During 2008, CNA exited the indexed group annuity portion of its pension deposit business and settled the related liabilities with policyholders with no material impact to results of operations. Cash flows related to the settlement of the liabilities with policyholders were presented on the Consolidated Statements of Cash Flows in Cash flows from financing activities, as Policyholders’ investment contract net deposits (withdrawals). Cash flows related to proceeds from the liquidation of the related assets supporting the policyholder liabilities were presented on the Consolidated Statements of Cash Flows in Cash flows from operating activities, as Trading securities.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the liability balances were $160 million and $167 million. As of December 31, 2010 and 2009, included in Other assets on the Consolidated Balance Sheets were $3 million and $5 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.

Reinsurance – Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity.

Reinsurance receivables related to paid losses are presented at unpaid balances. Reinsurance receivables related to unpaid losses are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. Reinsurance receivables are reported net of an allowance for doubtful accounts on the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of CNA.

The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Amounts are considered past due based on the reinsurance contract terms. Reinsurance receivables related to paid losses and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached with the reinsurer. Reinsurance receivables related to paid losses from insolvent insurers are written off when the settlement due from the estate can be reasonably estimated. At the time reinsurance receivables related to paid losses are written off, any required adjustment to reinsurance receivables related to unpaid losses is recorded as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by CNA are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2010 and 2009, CNA had $23 million and $21 million recorded as deposit assets and $114 million and $112 million recorded as deposit liabilities. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in Other revenues or Other operating expenses on the Consolidated Statements of Income as appropriate.

Participating insurance – Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. Limitations exist on the amount of income from participating life insurance contracts that may be distributed to shareholders, and therefore the share of income on these policies that cannot be distributed to shareholders is excluded from Shareholders’ Equity by a charge to Income and Other comprehensive income and the establishment of a corresponding liability.

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

CNA accounts for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Income. The fair value of CNA’s investments in life settlement contracts were $129 million and $130 million at December 31, 2010 and 2009, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table details the values for life settlement contracts. The determination of fair value is discussed in Note 4.

	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts	Face Amount of Life Insurance Policies
(Dollar amounts in millions)

Estimated maturity during:
2011	80	$ 21	$ 55
2012	70	17	49
2013	70	14	45
2014	60	12	41
2015	60	10	39
Thereafter	563	55	369
Total	903	$ 129	$ 598

CNA uses an actuarial model to estimate the aggregate face amount of life insurance that is expected to mature in each future year and the corresponding fair value. This model projects the likelihood of the insured’s death for each inforce policy based upon CNA’s estimated mortality rates, which may vary due to the relatively small size of the portfolio of life settlement contracts. The number of life settlement contracts presented in the table above is based upon the average face amount of inforce policies estimated to mature in each future year.

The increase in fair value recognized for the years ended December 31, 2010, 2009 and 2008 on contracts still being held was $10 million, $10 million and $17 million. The gains recognized during the years ended December 31, 2010, 2009 and 2008 on contracts that matured were $19 million, $24 million and $30 million.

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

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time. Most of these contracts are subject to a fair value adjustment if terminated by the policyholder. During 2008, CNA recorded $68 million of additional Policyholders’ funds liabilities due to declines in the fair value of the related separate account assets. During 2009, CNA decreased this pretax liability by $42 million, and during 2010, CNA decreased this pretax liability by $24 million, based on increases in the fair value of separate account assets during those periods. If the fair value of the related assets supporting the business increases to a level that exceeds the aggregate contract value, the amount of any such increase will accrue to CNA’s benefit to the extent of any remaining additional liability in Policyholders’ funds.

Goodwill – Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Goodwill is tested for impairment annually or when certain triggering events require additional tests. Impairment losses, if any, are included in the Consolidated Statements of Income. As a result of recording ceiling test impairments of natural gas and oil properties (see Note 8), which were caused by declines in commodity prices, HighMount tested its goodwill for impairment at December 31, 2008 and March 31, 2009. As a result, a non-cash impairment charge of $482 million ($314 million after tax) was recorded in 2008. No impairment charge was recorded in 2009 and 2010.

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

HighMount follows the full cost method of accounting for natural gas and NGL exploration and production activities. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. These capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved natural gas and NGL reserves, assuming an average price during the twelve month period adjusted for cash flow hedges in place, and limiting the classification of proved undeveloped reserves to locations scheduled to be drilled within five years. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. Approximately 5.8% (unaudited) of HighMount’s total proved reserves as of December 31, 2010 are hedged by qualifying cash flow hedges, for which hedge adjusted prices were used to calculate estimated future net revenue. Future cash flows associated with settling asset retirement obligations that have been accrued in the Consolidated Balance Sheets are excluded from HighMount’s calculations of discounted cash flows under the full cost ceiling test.

Depletion of natural gas and NGL producing properties is computed using the units-of-production method. Under the full cost method, the base of costs subject to depletion also includes estimated future costs to be incurred in developing proved natural gas and NGL reserves, as well as capitalized asset retirement costs, net of projected salvage values. The costs of investments in unproved properties including associated exploration-related costs are initially excluded from the depletable base. As the unproved properties are evaluated, a ratable portion of the capitalized costs is periodically reclassified to the depletable base, determined on a property by property basis, over the terms of underlying leases. Once a property has been completely evaluated, any remaining capitalized costs are then transferred to the depletable base. In addition, proceeds from the sale or other disposition of natural gas and NGL properties are accounted for as reductions of capitalized cost, unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case, a gain or loss is recognized.

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

Income taxes – The Company and its eligible subsidiaries file a consolidated tax return. The Company accounts for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized.

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

Pension and postretirement benefits – The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities in the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Accumulated other comprehensive income (loss). The Company measures its benefit plan assets and obligations at December 31.

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

The Company recognized compensation expense that decreased net income attributable to Loews common stock by $12 million, after tax and noncontrolling interests, for each of the years ended December 31, 2010, 2009 and 2008. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans as well.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average exchange rates. Foreign currency transaction losses of $18 million, $2 million and $101 million were included in the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

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

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $494 million, $442 million and $429 million for the years ended December 31, 2010, 2009 and 2008. Cash payments (refunds) for federal, foreign, state and local income taxes amounted to $378 million, $(34) million and $655 million for the years ended December 31, 2010, 2009 and 2008. Investing activities include previously accrued capital expenditures of $51 million and $235 million for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, investing activities exclude $29 million of accrued capital expenditures.

Updated accounting guidance not yet adopted – In October of 2010, the FASB issued updated accounting guidance which limits the capitalization of costs incurred to acquire or renew insurance contracts to those that are incremental direct costs of successful contract acquisitions. The updated accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company is currently assessing the impact this updated accounting guidance will have on its financial condition and results of operations, and expects that amounts capitalized under the updated guidance will be less than under the Company’s current accounting practice.

Other – CNA currently owns 61% of CNA Surety Corporation (“CNA Surety”) which is publicly-traded. CNA Surety is included in the consolidated financial statements of the Company, with the minority common shareholders’ proportionate share of CNA Surety’s net income and net equity presented as Amounts attributable to noncontrolling interests. On November 1, 2010, CNA announced its proposal to acquire all of the outstanding shares of common stock of CNA Surety that it does not currently own for $22.00 per share in cash. On February 4, 2011, CNA Surety announced that CNA’s proposal substantially undervalued CNA Surety; however, it would consider another proposal. CNA is evaluating CNA Surety’s response and considering options that are in the best interests of CNA’s stockholders. There is no assurance that the acquisition will be completed or, if so, that the anticipated benefits of the acquisition will be realized.

Note 2. Acquisition/Divestitures

On April 30, 2010, HighMount completed the sale of substantially all exploration and production assets located in the Antrim Shale in Michigan to a subsidiary of Linn Energy, LLC for approximately $330 million and on May 28, 2010, HighMount completed the sale of substantially all exploration and production assets located in the Black Warrior Basin in Alabama to a subsidiary of Walter Energy for approximately $210 million. The Michigan and Alabama properties represented approximately 17.0% in aggregate of HighMount’s total proved reserves as of December 31, 2009. These sales did not have a material impact on the Consolidated Statements of Income. In accordance with the full cost method of accounting, proceeds from these sales were accounted for as reductions of capitalized costs. HighMount’s remaining natural gas exploration and production operations are primarily located in the Permian Basin in Texas.

The Company sold Bulova Corporation (“Bulova”) for approximately $263 million in January of 2008. See Note 21 for additional information on discontinued operations.

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

Prior to the Redemption, the Company had a two class common stock structure: Loews common stock and former Carolina Group stock. Former Carolina Group stock, commonly called a tracking stock, was intended to reflect the performance of a defined group of Loews’s assets and liabilities referred to as the former Carolina Group. The principal assets and liabilities attributable to the former Carolina Group were Loews’s 100% ownership of Lorillard, including all dividends paid by Lorillard to Loews, and any and all liabilities, costs and expenses arising out of or relating to tobacco or tobacco-related businesses. Immediately prior to the Separation, outstanding former Carolina Group stock represented an approximately 62% economic interest in the performance of the former Carolina Group. The Loews Group consisted of all of Loews’s assets and liabilities other than those allocated to the former Carolina Group, including an approximately 38% economic interest in the former Carolina Group. See Note 21 for additional information on discontinued operations.

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2010	2009	2008
(In millions)

Fixed maturity securities	$2,052	$1,941	$1,984
Short term investments	22	42	162
Limited partnerships	315	324	(379)
Equity securities	32	49	80
Income (loss) from trading portfolio (a)	131	187	(234)
Other	10	6	19
Total investment income	2,562	2,549	1,632
Investment expenses	(54)	(50)	(51)
Net investment income	$2,508	$2,499	$1,581

(a)

Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $88 million, $94 million and $(45) million for the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, the Company held seven non-income producing fixed maturity securities aggregating $3 million of fair value. As of December 31, 2009, the Company held three non-income producing fixed maturity securities aggregating $1 million of fair value. As of December 31, 2010 and 2009, no investments exceeded 10.0% of shareholders’ equity other than investments in U.S. Treasury and U.S. Government agency securities.

Investment gains (losses) are as follows:

Year Ended December 31	2010	2009	2008
(In millions)

Fixed maturity securities	$92	$ (1,167)	$ (831)
Equity securities	(2)	243	(490)
Derivative instruments	(31)	51	(19)
Short term investments	7	14	35
Other	(10)	6	9
Investment gains (losses) (a)	$56	$ (853)	$ (1,296)

(a)

Includes gross realized gains of $525 million, $973 million and $554 million and gross realized losses of $435 million, $1,897 million and $1,875 million on available-for-sale securities for the years ended December 31, 2010, 2009 and 2008.

Net change in unrealized gains (losses) in available-for-sale investments is as follows:

Fixed maturity securities	$1,140	$5,278	$(5,137)
Equity securities	7	156	(347)
Other	(1)	(4)	5
Total net change in unrealized gains (losses) on available-for-sale investments	$1,146	$5,430	$ (5,479)

In 2010, the Company recorded additional future policy benefit reserves due to an increase in unrealized appreciation on fixed income securities supporting certain annuities with life contingencies, which resulted in a decrease to net unrealized gains on investments of $135 million, after tax and noncontrolling interests.

The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2010	2009	2008
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies			$29
Asset-backed:
Residential mortgage-backed	$71	$461	222
Commercial mortgage-backed	3	193	208
Other asset-backed	3	31	35
Total asset-backed	77	685	465
States, municipalities and political subdivisions	62	79	1
Foreign government			2
Corporate and other bonds	68	357	583
Redeemable preferred stock		9	1
Total fixed maturities available-for-sale	207	1,130	1,081
Equity securities available-for-sale:
Common stock	11	5	140
Preferred stock	14	217	263
Total equity securities available-for-sale	25	222	403
Net OTTI losses recognized in earnings	$232	$1,352	$1,484

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

The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that CNA intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. In order to determine if a credit loss exists, the factors considered by the Impairment Committee include: (i) the financial condition and near term prospects of the issuer, (ii) whether the debtor is current on interest and principal payments, (iii) credit ratings of the securities and (iv) general market conditions and industry or sector specific outlook. CNA also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income.

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

The amortized cost and fair values of securities are as follows:

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$122	$16	$1	$137
Asset-backed:
Residential mortgage-backed	6,255	101	265	6,091	$114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763
Total asset-backed	8,002	159	314	7,847	112
States, municipalities and political subdivisions	8,157	142	410	7,889
Foreign government	602	18		620
Corporate and other bonds	19,503	1,603	70	21,036
Redeemable preferred stock	47	7		54
Fixed maturities available- for-sale	36,433	1,945	795	37,583	112
Fixed maturities, trading	244		13	231
Total fixed maturities	36,677	1,945	808	37,814	112
Equity securities:
Common stock	90	25		115
Preferred stock	332	2	9	325
Equity securities available-for-sale	422	27	9	440	-
Equity securities, trading	557	123	34	646
Total equity securities	979	150	43	1,086	-
Total	$37,656	$2,095	$851	$38,900	$112

December 31, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated FairValue	Unrealized OTTI Losses
(In millions)

Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$184	$16	$1	$199
Asset-backed:
Residential mortgage-backed	7,470	72	604	6,938	$246
Commercial mortgage-backed	709	10	135	584	3
Other asset-backed	858	14	40	832
Total asset-backed	9,037	96	779	8,354	249
States, municipalities and political subdivisions	7,280	203	359	7,124
Foreign government	467	14	2	479
Corporate and other bonds	18,410	1,107	288	19,229	26
Redeemable preferred stock	51	4	1	54
Fixed maturities available-for-sale	35,429	1,440	1,430	35,439	275
Fixed maturities, trading	395	3	21	377
Total fixed maturities	35,824	1,443	1,451	35,816	275
Equity securities:
Common stock	61	14	2	73
Preferred stock	572	40	41	571
Equity securities available-for-sale	633	54	43	644	-
Equity securities, trading	310	109	56	363
Total equity securities	943	163	99	1,007	-
Total	$36,767	$1,606	$1,550	$36,823	$275

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		Greater than 12 Months		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$ 8	$ 1			$ 8	$ 1
Asset-backed:
Residential mortgage-backed	1,800	52	$1,801	$ 213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8
Total asset-backed	2,086	56	2,194	258	4,280	314
States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Corporate and other bonds	1,719	34	405	36	2,124	70
Total fixed maturities available-for-sale	7,152	255	3,344	540	10,496	795
Equity securities available-for-sale: Preferred stock	175	5	70	4	245	9
Total equity securities available-for-sale	175	5	70	4	245	9
Total	$7,327	$ 260	$3,414	$ 544	$10,741	$ 804

	Less than 12 Months		Greater than 12 Months		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$ 21	$ 1			$ 21	$ 1
Asset-backed:
Residential mortgage-backed	1,945	43	$3,069	$ 561	5,014	604
Commercial mortgage-backed	21	1	456	134	477	135
Other asset-backed	170	1	119	39	289	40
Total asset-backed	2,136	45	3,644	734	5,780	779
States, municipalities and political subdivisions	1,036	30	2,086	329	3,122	359
Foreign government	154	1	7	1	161	2
Corporate and other bonds	2,395	44	1,948	244	4,343	288
Redeemable preferred stock	3		14	1	17	1
Total fixed maturities available-for-sale	5,745	121	7,699	1,309	13,444	1,430
Equity securities available-for-sale:
Common stock	8	1	12	1	20	2
Preferred stock			426	41	426	41
Total equity securities available-for-sale	8	1	438	42	446	43
Total	$5,753	$ 122	$8,137	$1,351	$13,890	$ 1,473

Activity for the year ended December 31, 2010 and for the period from April 1, 2009 to December 31, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at December 31, 2010 was as follows:

	Year Ended December 31, 2010	Period from April 1, 2009 to December 31, 2009
(In millions)

Beginning balance of credit losses on fixed maturity securities	$ 164	$ 192

Additional credit losses for which an OTTI loss was previously recognized	37	93
Credit losses for which an OTTI loss was not previously recognized	11	183
Reductions for securities sold during the period	(62)	(239)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(9)	(65)
Ending balance of credit losses on fixed maturity securities	$ 141	$ 164

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

Asset-Backed Securities

The fair value of total asset-backed holdings at December 31, 2010 was $7,847 million which was comprised of 2,087 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 165 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

Residential mortgage-backed securities include 214 structured securities that have at least one trade lot in a gross unrealized loss position. In addition, there were 61 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 6.8% of amortized cost.

Commercial mortgage-backed securities include 36 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 7.5% of amortized cost. Other asset-backed securities include 15 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 4.2% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

December 31, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government Agencies	$ 1,506	$ 1,461	$ 45
AAA	1,225	1,158	67
AA	426	389	37
A	217	201	16
BBB	217	188	29
Non-investment grade and equity tranches	1,003	883	120
Total	$ 4,594	$ 4,280	$ 314

The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, liquidity concerns and wider than historical bid/ask spreads, and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2010.

States, Municipalities and Political Subdivisions

The fair value of total states, municipalities and political subdivisions holdings at December 31, 2010 was $7,889 million. These holdings consist of both tax-exempt and taxable special revenue and assessment bonds, representing 71.5% of the overall category, followed by general obligation political subdivision bonds at 18.8% and state general obligation bonds at 9.7%.

The unrealized losses on the Company’s investments in this category are primarily due to the impact of interest rate increases on securities held, as well as market conditions for tax-exempt bonds. Securities with maturity dates that exceed 20 years comprise 66.1% of the gross unrealized losses. The holdings for all securities in this category include 568 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 9.1% of amortized cost.

The state, municipalities and political subdivisions securities in a gross unrealized loss position by ratings distribution are as follows:

December 31, 2010	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

AAA	$ 995	$ 940	$ 55
AA	2,612	2,327	285
A	802	742	60
BBB	69	60	9
Non-investment grade	16	15	1
Total	$ 4,494	$ 4,084	$ 410

The largest exposures at December 31, 2010 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $101 million and several separate issues of New Jersey transit revenue bonds with gross unrealized losses of $64 million. All of these securities are rated investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2010.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2010 and 2009. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

December 31	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$ 1,515	$ 1,506	$ 1,240	$ 1,219
Due after one year through five years	11,198	11,653	10,046	10,244
Due after five years through ten years	10,034	10,437	10,647	10,539
Due after ten years	13,686	13,987	13,496	13,437
Total	$ 36,433	$ 37,583	$ 35,429	$ 35,439

Auction Rate Securities

The fair value of auction rate securities held at December 31, 2010 was $357 million, $316 million of which are collateralized by student loans and guaranteed by the Federal Family Education Loan Program. There were gross unrealized losses of $16 million and no gross unrealized gains on these securities, primarily as a result of continued failed auctions and the resultant impact on liquidity. The average rating on these holdings was AAA. At December 31, 2010, all auction rate securities were paying at the applicable coupon rate in accordance with the terms of the security agreements.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2010 and 2009 was approximately $2.8 billion and $2.0 billion which includes undistributed earnings of $812 million and $543 million. Limited partnerships comprising 48.2% of the total carrying value are reported on a current basis through December 31, 2010 with no reporting lag, 40.5% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2010 and 2009, the Company had 84 and 74 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. The Company generally does not invest in highly leveraged partnerships.

Of the limited partnerships held, 87.4% and 90.5% at December 31, 2010 and 2009, employ strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 46.8% are equity related, 32.5% pursue a multi-strategy approach, 15.1% are focused on distressed investments and 5.6% are fixed income related at December 31, 2010.

Limited partnerships representing 9.1% and 6.4% at December 31, 2010 and 2009 were invested in private equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,370 million and $1,208 million as of December 31, 2010 and 2009. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4.2% and 3.9% of the aggregate partnership equity at December 31, 2010 and 2009, and the related income reflected on the Consolidated Statements of Income represents 3.5% and 4.4% of the changes in partnership equity for all limited partnership investments for the years ended December 31, 2010 and 2009. The individual partnership that was the largest contributor to income in 2010 had a carrying value of $198 million and $165 million at December 31, 2010 and 2009 with related income (loss) of $45 million, $120 million and $(51) million for the years ended December 31, 2010, 2009 and 2008. The Company owned approximately 5.5% of this limited partnership at December 31, 2010.

The risks associated with limited partnership investments may include losses due to leveraging, short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.

The Company’s limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year and in some cases do not permit withdrawals until the termination of the partnership. Typically, withdrawals require advanced written notice of up to 90 days.

Investment Commitments

As of December 31, 2010, the Company had committed approximately $182 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2010, the Company had commitments to purchase $196 million and sell $102 million of such investments.

As of December 31, 2010, the Company had mortgage loan commitments of $12 million representing signed loan applications received and accepted. The mortgage loans are recorded once funded.

Investments on Deposit

Securities with carrying values of approximately $2.9 billion and $2.7 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2010 and 2009.

Cash and securities with carrying values of approximately $6 million and $9 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2010 and 2009. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $298 million and $311 million as of December 31, 2010 and 2009.

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

The fair values of CNA’s life settlement contracts are included in Other assets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

December 31, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$76	$61		$137
Asset-backed:
Residential mortgage-backed		5,324	$767	6,091
Commercial mortgage-backed		920	73	993
Other asset-backed		404	359	763
Total asset-backed	-	6,648	1,199	7,847
States, municipalities and political subdivisions		7,623	266	7,889
Foreign government	115	505		620
Corporate and other bonds		20,412	624	21,036
Redeemable preferred stock	3	48	3	54
Fixed maturities available-for-sale	194	35,297	2,092	37,583
Fixed maturities, trading		47	184	231
Total fixed maturities	$194	$35,344	$2,276	$37,814

Equity securities available-for-sale	288	126	26	440
Equity securities, trading	640		6	646
Total equity securities	$928	$126	$32	$1,086

Short term investments	$6,079	$974	$27	$7,080
Other invested assets			26	26
Receivables		74	2	76
Life settlement contracts			129	129
Separate account business	28	381	41	450
Payable to brokers	(328)	(79)	(23)	(430)
Discontinued operations investments, included in Other liabilities	11	60		71

December 31, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$145	$54		$199
Asset-backed:
Residential mortgage-backed		6,309	$629	6,938
Commercial mortgage-backed		461	123	584
Other asset-backed		484	348	832
Total asset-backed	-	7,254	1,100	8,354
States, municipalities and political subdivisions		6,368	756	7,124
Foreign government	139	340		479
Corporate and other bonds		18,620	609	19,229
Redeemable preferred stock	3	49	2	54
Fixed maturities available-for-sale	287	32,685	2,467	35,439
Fixed maturities, trading	102	78	197	377
Total fixed maturities	$389	$32,763	$2,664	$35,816

Equity securities available-for-sale	$503	$130	$11	$644
Equity securities, trading	363			363
Total equity securities	$866	$130	$11	$1,007

Short term investments	$6,818	$397		$7,215
Receivables		53	$2	55
Life settlement contracts			130	130
Separate account business	43	342	38	423
Payable to brokers	(87)	(135)	(50)	(272)
Discontinued operations investments, included in Other liabilities	19	106	16	141

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31
2010	Balance, January 1	Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$629	$(10)	$15	$181		$(48)	$767	$(13)
Commercial mortgage-backed	123	10	13	(8)	$7	(72)	73	(2)
Other asset-backed	348	6	30	30		(55)	359	(1)
Total asset-backed	1,100	6	58	203	7	(175)	1,199	(16)
States, municipalities and political subdivisions	756		15	(507)	2		266
Corporate and other bonds	609	9	56	45	60	(155)	624	(4)
Redeemable preferred stock	2	6	2	(7)			3
Fixed maturities available-for-sale	2,467	21	131	(266)	69	(330)	2,092	(20)
Fixed maturities, trading	197	9		(22)			184	5
Total fixed maturities	$2,664	$30	$131	$(288)	$69	$(330)	$2,276	$(15)

Equity securities available-for-sale	$11	$(4)	$1	$17	$8	$(7)	$26	$(5)
Equity securities, trading	-	2		4			6	2
Short term investments	-			37	1	(11)	27
Other invested assets	-			26			26	(1)
Life settlement contracts	130	29		(30)			129	10
Separate account business	38			3			41
Discontinued operations investments	16		1	(2)		(15)	-
Derivative financial instruments, net	(48)	(27)	16	38			(21)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31
2009	Balance, January 1	Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$782	$(32)	$117	$(52)	$71	$(257)	$629	$(12)
Commercial mortgage-backed	186	(170)	185	(24)	28	(82)	123	(175)
Other asset-backed	139	(26)	56	180	153	(154)	348
Total asset-backed	1,107	(228)	358	104	252	(493)	1,100	(187)
States, municipalities and political subdivisions	750		72	(66)			756
Foreign government	6					(6)	-
Corporate and other bonds	616	(10)	126	75	23	(221)	609	(11)
Redeemable preferred stock	13	(9)	9	7		(18)	2	(9)
Fixed maturities available-for-sale	2,492	(247)	565	120	275	(738)	2,467	(207)
Fixed maturities, trading	218	16		(41)	4		197	4
Total fixed maturities	$2,710	$(231)	$565	$79	$279	$(738)	$2,664	$(203)

Equity securities available-for-sale	$210		$(1)	$5		$(203)	$11
Short term investments			1	7		(8)	-
Life settlement contracts	129	$34		(33)			130	$10
Separate account business	38	(1)	5	(1)		(3)	38
Discontinued operations investments	15	(4)	7	(2)			16
Derivative financial instruments, net	(72)	16	(51)	59			(48)	(10)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2010. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.

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

Short Term Investments

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are observable. Level 3 securities include fixed maturity securities purchased within one year of maturity where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency to the market inputs used.

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

Financial Assets and Liabilities Not Measured at Fair Value

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are listed in the table below.

December 31	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In millions)

Financial assets:
Other invested assets	$87	$ 86

Financial liabilities:
Premium deposits and annuity contracts	$104	$ 105	$105	$ 106
Short term debt	647	662	10	10
Long term debt	8,830	9,243	9,475	9,574

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

Fair value of debt was based on observable quoted market prices when available. When quoted market prices were not available, the fair value for debt was based on quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

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

The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk in the normal course of portfolio management, which includes rebalancing its existing portfolios of assets and liabilities. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt. The Company infrequently designates these types of instruments as hedges against specific assets or liabilities.

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

The tables below summarize open CDS contracts where the Company sold credit protection as of December 31, 2010 and 2009. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.

December 31, 2010	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity
(In millions)

BB-rated	$ 1	$ 5	2.5
B-rated		3	1.5
Total	$ 1	$ 8	2.1

December 31, 2009

B-rated		$ 8	3.1
Total	$ -	$ 8	3.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $2 million and $7 million at December 31, 2010 and 2009. The fair value of cash collateral received from counterparties was $1 million at December 31, 2010 and December 31, 2009.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio reviewed quarterly. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $98 million at December 31, 2010. HighMount was not required to post any collateral under the governing agreements. At December 31, 2010 HighMount was in compliance with all of its covenants under the derivatives agreements.

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

December 31	2010			2009
	Contractual/ Notional			Contractual/ Notional Amount
		Estimated Fair Value			Estimated Fair Value
	Amount	Asset	(Liability)		Asset	(Liability)
(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$ 1,095		$ (75)	$ 1,600		$ (135)
Commodities:
Forwards – short	487	$ 70	(24)	715	$ 50	(39)
Foreign exchange:
Currency forwards – short	140	4		114	3
Other				13	2

Without hedge designation:

Equity markets:
Options – purchased	207	30		242	45
– written	340		(10)	282		(9)
Interest rate risk:
Interest rate swaps	5		(1)	9
Credit default swaps
– purchased protection	20		(2)	116		(11)
– sold protection	8	1		8
Futures – short				132

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $1.2 billion in notional value while derivative termination activity totaled approximately $1.2 billion during the year ended December 31, 2010. The activity during the year ended December 31, 2010 was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities. New derivative transactions entered into totaled approximately $18.7 billion in notional value while derivative termination activity totaled approximately $20.3 billion during the year ended December 31, 2009. The activity during the year ended December 31, 2009 was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. Changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Statements of Income.

Year Ended December 31	2010	2009	2008
(In millions)

Included in Net investment income:

Equity markets:
Equity options – purchased	$ (16)	$ (50)	$ 29
– written	22	58	(86)
Futures – long	(6)	14	(162)
– short	(4)		152
Foreign Exchange:
Currency forwards – long		(8)	(11)
– short	(9)	15	33
Currency options – short	(1)
Interest rate risk:
Credit default swaps – purchased protection		(8)	17
– sold protection		12	(22)
Options on government securities – short	(66)
Futures – long	(11)	5	52
– short	19	(24)	(25)
Other	(3)	7	13
	(75)	21	(10)

Included in Investment gains (losses):

Equity options – written		15
Interest rate risk:
Interest rate swaps	(44)	59	(59)
Credit default swaps – purchased protection	(1)	(47)	86
– sold protection		3	(35)
Futures – short		21	(11)
Commodity forwards – short	14
Other			1
	(31)	51	(18)

Included in Other revenues:

Currency forwards – short		9	(54)
Total	$ (106)	$ 81	$ (82)

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of December 31, 2010, approximately 83.0 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. The effective portion of these commodity hedges is reclassed from AOCI into earnings when the anticipated transaction affects earnings. Approximately 67% of these derivatives have settlement dates in 2011 and 28% have settlement dates in 2012. As of December 31, 2010, the estimated amount of net unrealized gains associated with commodity contracts that will be reclassified into earnings during the next twelve months was $50 million. However, these amounts are likely to vary materially as a result of changes in market conditions. Diamond Offshore uses foreign currency forward exchange contracts to reduce exposure to foreign currency losses on future foreign currency expenditures. The effective portion of these hedges is reclassified from AOCI into earnings when the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. As of

December 31, 2010, the estimated amount of net unrealized gains associated with these contracts that will be reclassified into earnings over the next twelve months was $4 million. The Company also uses interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. As of December 31, 2010, the estimated amount of net unrealized losses associated with interest rate swaps that will be reclassified into earnings during the next twelve months was $55 million. However, this is likely to vary as a result of changes in LIBOR. For each of the years ended December 31, 2010, 2009, and 2008, the net amounts recognized due to ineffectiveness were less than $1 million.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into Income for derivatives designated as cash flow hedges and for de-designated hedges:

Year Ended December 31	2010	2009
(In millions)

Amount of gain (loss) recognized in OCI:

Commodities	$ 127	$ 98
Foreign exchange	4	10
Interest rate	(44)	(24)
Total	$ 87	$ 84

Amount of gain (loss) reclassified from AOCI into income:

Commodities	$ 94	$ 250
Foreign exchange	2	7
Interest rate	(107)	(70)
Total	$ (11)	$ 187

Location of gain (loss) reclassified from AOCI into income:

Type of cash flow hedge	Consolidated Statements of Income line items

Commodities	Other revenues and Investment gains (losses)
Foreign exchange	Contract drilling expenses
Interest rate	Interest and Investment gains (losses)

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. Short sales resulted in proceeds of $308 million and $66 million with fair value liabilities of $317 million and $78 million at December 31, 2010 and 2009. These positions are marked to market and investment gains or losses are included in Net investment income in the Consolidated Statements of Income.

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

The attribution of income to each class of common stock was as follows:

Year Ended December 31	2010	2009	2008
(In millions, except %)

Loews common stock:

Consolidated net income - Loews	$1,288	$564	$4,530
Less income attributable to former Carolina Group stock			211
Income attributable to Loews common stock	$1,288	$564	$4,319

Former Carolina Group stock:

Income available to former Carolina Group stock			$339
Weighted average economic interest of the former Carolina Group			62.4%
Income attributable to former Carolina Group stock	$-	$-	$211

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:
Year Ended December 31	2010	2009	2008
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	418.72	432.81	477.23
Stock options and SARs	0.80	0.64
Weighted average shares outstanding-diluted	419.52	433.45	477.23

Former Carolina Group stock:

Weighted average shares outstanding-basic			108.47
Stock options and SARs			0.13
Weighted average shares outstanding-diluted	-	-	108.60

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

Year Ended December 31	2010	2009	2008

Loews common stock	2,384,410	3,435,780	5,252,011
Former Carolina Group stock			255,983

Note 7. Receivables

December 31	2010	2009
(In millions)

Reinsurance	$7,204	$6,932
Insurance	1,717	1,858
Receivable from brokers	103	221
Accrued investment income	426	417
Federal income taxes	150	352
Other, primarily customer accounts	946	1,046
Total	10,546	10,826
Less: allowance for doubtful accounts on reinsurance receivables	125	351
allowance for other doubtful accounts	279	263
Receivables	$10,142	$10,212

Note 8. Property, Plant and Equipment

December 31	2010	2009
(In millions)

Pipeline equipment (net of accumulated DD&A of $724 and $528)	$6,358	$6,325
Offshore drilling equipment (net of accumulated DD&A of $2,986 and $2,611)	4,242	4,405
Natural gas and oil proved and unproved properties (net of accumulated DD&A of $1,991 and $2,061)	1,099	1,450
Other (net of accumulated DD&A of $963 and $859)	822	860
Construction in process	115	234
Property, plant and equipment, net	$12,636	$13,274

DD&A expense and capital expenditures are as follows:

Year Ended December 31	2010		2009		2008
	DD&A	Capital Expend.	DD&A	Capital Expend.	DD&A	Capital Expend.
(In millions)

CNA Financial	$69	$51	$75	$ 65	$66	$104
Diamond Offshore	396	399	350	1,355	291	683
HighMount	92	188	119	196	177	519
Boardwalk Pipeline	222	204	207	588	127	2,812
Loews Hotels	29	13	26	36	26	15
Corporate and other	8	5	7	2	5	30
Total	$816	$860	$784	$ 2,242	$692	$4,163

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $23 million, $29 million and $113 million for the years ended December 31, 2010, 2009 and 2008.

Pipeline Equipment

In 2010, Boardwalk Pipeline placed in service the remaining compression facilities associated with its Gulf Crossing Project, Fayetteville and Greenville Laterals and Haynesville Project. As a result, approximately $335 million was transferred from Construction in process to Pipeline equipment. The assets associated with these projects will generally be depreciated over a term of 35 years.

Offshore Drilling Equipment

In the third quarter of 2010, Diamond Offshore completed the sale of one of its high performance, premium jack-up drilling rigs, the Ocean Shield for a gross purchase price of $186 million and recognized a pretax gain of approximately $33 million.

Natural Gas and Oil Proved and Unproved Properties

Sale of Assets

In 2010, HighMount completed the sales of substantially all exploration and production assets located in the Antrim Shale in Michigan and in the Black Warrior Basin in Alabama for $540 million. In accordance with the full cost method of accounting, proceeds from these sales were accounted for as reductions of capitalized costs, and recorded as credits to Accumulated depreciation, depletion and amortization. See Note 2 for additional information related to these sales.

Impairment of Natural Gas and Oil Properties

At March 31, 2009 and December 31, 2008, HighMount recorded non-cash ceiling test impairment charges of $1,036 million ($660 million after tax) and $691 million ($440 million after tax), related to its carrying value of natural gas and oil properties. The impairments were recorded as credits to DD&A. The write-downs were the result of declines in commodity prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $1,230 million ($784 million after tax) in 2009 and $873 million ($555 million, after tax) in 2008. No such impairment was required during 2010.

Costs Not Being Amortized

HighMount excludes from amortization the cost of unproved properties, the cost of exploratory wells in progress and major development projects in progress. Natural gas and oil property and equipment costs not being amortized as of December 31, 2010, are as follows, by the year in which such costs were incurred:

	Total	2010	2009	2008	2007
(In millions)

Acquisition costs	$244	$9	$1	$1	$233
Exploration costs	2	1		1
Capitalized interest	26	15	4	5	2
Total excluded costs	$272	$25	$5	$7	$235

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

Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers’ compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that CNA’s ultimate cost for insurance losses will not exceed current estimates.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $121 million, $89 million and $358 million for the years ended December 31, 2010, 2009 and 2008 for events occurring in those years. Catastrophe losses in 2010 related primarily to wind and thunderstorms.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company:

Year Ended December 31	2010	2009	2008
(In millions)

Reserves, beginning of year:
Gross	$26,816	$27,593	$28,588
Ceded	5,594	6,288	7,056
Net reserves, beginning of year	21,222	21,305	21,532

Reduction of net reserves due to the Loss Portfolio Transfer transaction	(1,381)

Reduction of net reserves due to sale of subsidiary	(98)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,741	4,793	5,193
Decrease in provision for insured events of prior years	(544)	(240)	(5)
Amortization of discount	123	122	123
Total net incurred (a)	4,320	4,675	5,311

Net payments attributable to:
Current year events	908	917	1,034
Prior year events	3,776	3,939	4,318
Total net payments	4,684	4,856	5,352

Foreign currency translation adjustment	(5)	98	(186)

Net reserves, end of year	19,374	21,222	21,305
Ceded reserves, end of year	6,122	5,594	6,288
Gross reserves, end of year	$25,496	$26,816	$27,593

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to expenses incurred related to uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits and policyholders’ funds, which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Year Ended December 31	2010	2009	2008
(In millions)

Core (Non-A&EP)	$(545)	$(396)	$(117)
A&EP		155	110
Property and casualty reserve development	(545)	(241)	(7)
Life reserve development in life company	1	1	2
Total	$(544)	$(240)	$(5)

The following tables summarize the gross and net carried reserves:

December 31, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Other Insurance	Total
(In millions)

Gross Case Reserves	$2,341	$6,390	$2,403	$1,430	$12,564
Gross IBNR Reserves	4,452	6,132	336	2,012	12,932

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,793	$12,522	$2,739	$3,442	$25,496

Net Case Reserves	$1,992	$5,349	$1,831	$461	$9,633
Net IBNR Reserves	3,926	5,292	266	257	9,741

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,918	$10,641	$2,097	$718	$19,374

December 31, 2009

Gross Case Reserves	$2,208	$6,555	$2,502	$1,503	$12,768
Gross IBNR Reserves	4,714	6,688	381	2,265	14,048

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,922	$13,243	$2,883	$3,768	$26,816

Net Case Reserves	$1,781	$5,306	$1,765	$935	$9,787
Net IBNR Reserves	4,085	5,691	255	1,404	11,435

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,866	$10,997	$2,020	$2,339	$21,222

A&EP Reserves

On August 31, 2010, CCC together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO.

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

CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million (net of an allowance of $100 million for doubtful accounts on billed third party reinsurance receivables, as discussed further below). As of August 31, 2010, NICO deposited approximately $2.2 billion in a collateral trust account as security for its obligations to CNA. This $2.2 billion will be reduced by the amount of net A&EP claim and allocated claim adjustment expense payments. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to CNA’s A&EP claims.

The following table displays the impact of the Loss Portfolio Transfer on the Consolidated Statements of Income:

2010
(In millions)

Other operating expenses	$(529)
Income tax benefit	185
Loss from continuing operations, included in the Other Insurance segment	(344)
Loss from discontinued operations	(21)
Net loss	(365)
Amounts attributable to noncontrolling interests	37
Net loss attributable to Loews Corporation	$(328)

In connection with the transfer of billed third party reinsurance receivables related to A&EP claims and the coverage of credit risk afforded under the terms of the Loss Portfolio Transfer, CNA reduced its allowance for doubtful accounts on billed third party reinsurance receivables and ceded claim and allocated claim adjustment expense reserves by $200 million. This reduction is reflected in Other operating expenses presented above.

In its most recent actuarial ground up review of pollution exposure completed in the fourth quarter of 2010, CNA noted adverse development in various pollution accounts due to increases in average account severity. As a result of this review, CNA recorded $80 million of gross unfavorable pollution-related claim and claim adjustment expense reserve development for the year ended December 31, 2010, which has been ceded under the Loss Portfolio Transfer resulting in no net prior year development. The gross A&EP claim and allocated claim adjustment expense reserves ceded under the Loss Portfolio Transfer and other existing third party reinsurance agreements were $2.5 billion at December 31, 2010. The remaining amount available under the $4.0 billion aggregate limit of the Loss Portfolio Transfer was $2.3 billion on an incurred basis at December 31, 2010. The net ultimate losses paid under the Loss Portfolio Transfer were $154 million through December 31, 2010.

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

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other Insurance segments for the years ended December 31, 2010, 2009 and 2008. The net prior year development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations and write-offs, but excludes the impact of increases or decreases in the allowance for doubtful accounts on reinsurance receivables. See Note 17 for further discussion of the allowance for doubtful accounts on reinsurance receivables.

Favorable net prior year development of $2 million and $53 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2010 and 2009, and unfavorable net prior year development of $15 million was recorded for the year ended December 31, 2008. Included in the 2009 favorable development is the impact of a settlement reached in 2009 with Willis Limited that resolved litigation related to the placement of personal accident reinsurance between 1997 and 1999. Under this settlement agreement, Willis Limited agreed to pay CNA a total of $130 million, which is reported as a loss recovery of $94 million, net of reinsurance.

Year Ended December 31, 2010	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development
Core (Non-A&EP)	$(341)	$(304)	$8	$(637)
A&EP
Pretax unfavorable (favorable) net prior year development before impact of premium development	(341)	(304)	8	(637)
Pretax unfavorable (favorable) premium development	(3)	48	(2)	43
Total pretax unfavorable (favorable) net prior year development	$(344)	$(256)	$6	$(594)

Year Ended December 31, 2009

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development
Core (Non-A&EP)	$(218)	$(230)	$4	$(444)
A&EP			155	155
Pretax unfavorable (favorable) net prior year development before impact of premium development	(218)	(230)	159	(289)
Pretax unfavorable (favorable) premium development	(6)	87		81
Total pretax unfavorable (favorable) net prior year development	$(224)	$(143)	$159	$(208)

Year Ended December 31, 2008

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development
Core (Non-A&EP)	$(97)	$(102)	$14	$(185)
A&EP			110	110
Pretax unfavorable (favorable) net prior year development before impact of premium development	(97)	(102)	124	(75)
Pretax unfavorable (favorable) premium development	(9)	5	(1)	(5)
Total pretax unfavorable (favorable) net prior year development	$(106)	$(97)	$123	$(80)

CNA Specialty

The following table and discussion provides further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Specialty segment:

Year Ended December 31	2010	2009	2008
(In millions)

Medical Professional Liability	$(98)	$(62)	$(28)
Other Professional Liability	(129)	(98)	(3)
Surety	(103)	(51)	(36)
Warranty			(9)
Other	(11)	(7)	(21)
Total pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development	$(341)	$(218)	$(97)

2010

Favorable development for medical professional liability was primarily due to lower than expected frequency of large losses, primarily in accident years 2007 and prior, partially offset by unfavorable development in accident years 2008 and 2009 due to increased frequency of large losses related to medical products.

Favorable development for other professional liability was recorded primarily in accident years 2007 and prior in errors & omissions and directors & officers’ coverages due to several factors, including reduced frequency of large claims and the result of reviews of large claims. Unfavorable development in employment practices liability, errors & omissions and directors & officers’ coverages was recorded in accident years 2008 and 2009, driven by the economic recession and higher unemployment.

Favorable development for surety coverages was primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2008 and prior.

2009

Favorable development for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations and favorable changes on individually reviewed accounts.

Favorable development for other professional liability was primarily in financial institutions, accountants and lawyers, directors & officers and life agents coverages. For financial institutions, favorable development was due to favorable experience on a number of large claims in accident years 2003 and prior and decreased frequency of large claims in accident years 2007 and prior. Favorable development in accountants and lawyers was due to better than expected large claim frequency in accident years 2004 through 2006. Favorable development in directors & officers and life agents coverages was due to lower than expected large claim frequency. Additionally, favorable development in CNA’s European affiliate was primarily due to favorable emergence relative to expectations in non-financial directors & officers and errors & omissions coverages.

Favorable development for surety coverages was driven by claim activity substantially below expectations, primarily in accident years 2004 through 2007.

2008

Favorable development for medical professional liability was primarily due to better than expected frequency of large losses in accident years 2005 and 2006 for health care facilities and medical technology firms.

Favorable development was recorded for other professional liability, primarily in financial institutions within CNA’s European affiliate due to decreased severity in accident years 2006 and prior, and in small accounting firms related to favorable outcomes on individual claims in accident years 2004 through 2006. Additionally, unfavorable development was recorded related to other professional liability, primarily reflecting an increase in the frequency of large claims related to large law firms in accident years 1998 through 2005 and fidelity claims in accident year 2007.

Favorable development for surety coverages was due to better than expected frequency in accident years 2002 through 2006.

Other favorable development related to HealthPro property coverages and was due to lower frequency of claims in accident years 2004 through 2007.

CNA Commercial

The following table and discussion provides further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Commercial segment:

Year Ended December 31	2010	2009	2008
(In millions)

Commercial Auto	$(88)	$(9)	$21
General Liability	(59)	(100)	(444)
Workers Compensation	47	69	487
Property and Other	(204)	(190)	(166)
Total pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development	$(304)	$(230)	$(102)

2010

Favorable development for commercial auto coverages was primarily due to lower than expected frequency and severity trends in accident years 2009 and prior.

Favorable development for general liability and umbrella coverages was primarily due to better than expected loss emergence in accident years 2006 and prior. Unfavorable development was primarily driven by increased claim frequency in accident years 2004 and prior for excess workers’ compensation and in accident years 2008 and 2009 for a portion of CNA’s primary casualty surplus lines book. Unfavorable development was also recorded for accident years prior to 2001 related to mass tort claims primarily as a result of increased defense costs on specific mass tort accounts, including amounts related to unallocated claim adjustment expenses.

Unfavorable development in workers’ compensation was related to increased severity of indemnity losses relative to expectations on claims related to Defense Base Act contractors primarily in accident years 2008 and prior.

Favorable development was recorded for property and marine coverages. Favorable development on catastrophe claims was due to lower than expected incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to lower than expected severity in accident years 2009 and prior. Favorable development in marine business was primarily due to decreased claim frequency and favorable cargo salvage recoveries in recent accident years as well as lower than expected severity for excess liability in accident years 2005 and prior. Favorable property and marine development in CNA’s European operation was due to lower than expected frequency of large claims primarily in accident year 2009.

In addition to the net prior year claim and allocated claim adjustment expense reserve development discussed above, CNA recorded premium development due to changes in ultimate premium estimates relating to retrospectively rated policies and premium changes on policies with auditable exposure.

2009

Favorable development was recorded in auto coverages, primarily driven by decreased frequency in CNA’s Hawaiian affiliate.

Favorable development was recorded for general liability coverages. Favorable development in construction defect exposures was due to decreased frequency and severity trends in accident years 2003 and prior. Favorable development in non-construction defect exposures was primarily due to claims closing favorable to expectations in accident years 2006 and prior. Favorable development in CNA’s Canadian affiliate’s casualty programs was primarily driven by severity emerging favorable to prior expectations. Unfavorable development was recorded due to higher than anticipated litigation costs related to mass tort exposures, primarily in accident years 1997 and prior.

Unfavorable workers’ compensation development was due to increased paid and incurred severity primarily in the small and middle markets businesses in accident years 2004, 2007 and 2008. Unfavorable development was recorded related to increased severity of indemnity losses relative to expectations on workers’ compensation claims related to Defense Base Act contractors primarily in accident years 2004 through 2008.

Favorable development was recorded for property coverages. Favorable catastrophe development was driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and better than expected frequency and severity on claims in accident year 2008. Favorable non-catastrophe development primarily related to large property and marine coverages in accident years 2007 and 2008. Favorable development was recorded in CNA’s European affiliate’s property, cargo, and personal accident and travel businesses driven by both frequency and severity emerging favorably to prior expectations, particularly in accident years 2007 and 2008.

In addition to the net prior year claim and allocated claim adjustment expense reserve development discussed above, CNA recorded unfavorable premium development related to changes in estimated ultimate premium on retrospectively rated coverages, an estimated liability for an assessment related to a reinsurance association driven by large workers’ compensation policies, and less premium processing on auditable policies due to reduced exposures in the current economic environment.

2008

Favorable development was recorded for general liability coverages. Favorable development in construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claim handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. Lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. Favorable development in non-construction defect exposures was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development in an excess and surplus program covering facilities that provide services to developmentally disabled individuals was primarily due to decreased frequency and severity of claims in accident years 2000 through 2004. Unfavorable development for excess workers’ compensation was due to claims in accident years 2002 and prior. Increasing medical inflation, increased life expectancy resulting from advances in medical care, and reviews of individual claims have resulted in higher cost estimates of existing claims and a higher estimate of the number of claims expected to reach excess layers.

Unfavorable development was recorded for workers’ compensation primarily due to the impact of claim cost inflation on lifetime medical and home health care claims in accident years 1999 and prior. The changes were driven by increased life expectancy due to advances in medical care and increasing medical inflation. Unfavorable development for large account business was also driven by workers’ compensation claim cost inflation primarily in accident years 2001 and prior.

In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial was reduced for insolvent insureds. The reduction, which was reflected as unfavorable development, had no effect on 2008 results of operations as CNA had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statements of Income.

Favorable development was recorded in property coverages primarily due to decreased frequency and severity in recent years, including favorable outcomes on claims relating to catastrophes primarily in accident year 2005.

Other Insurance

2009

Unfavorable development was recorded related to asbestos. CNA noted adverse development in various asbestos accounts due to increases in average claim severity and defense expense arising from increased trial activity. Additionally, CNA has not seen a decline in the overall emergence of new accounts during the last few years.

Unfavorable development was recorded related to environmental pollution. CNA noted adverse development in various pollution accounts due to changes in the liabilities attributed to its policyholders and adverse changes in case law impacting insurers’ coverage obligations. These changes in turn increased CNA’s account estimates on certain accounts. In addition, the frequency of environmental pollution claims did not decline at the rate previously anticipated.

2008

Unfavorable development was recorded related to environmental pollution. CNA noted adverse development in various pollution accounts due to changes in liability and/or coverage circumstances. These changes in turn increased CNA’s estimates for incurred but not reported claims. In addition, unfavorable development was recorded related to commutations of ceded reinsurance arrangements. This unfavorable development was substantially offset by a release of a previously established allowance for doubtful accounts on reinsurance receivables.

Note 10. Leases

Leases cover office facilities, machinery and computer equipment. The Company’s hotels in some instances are constructed on leased land. Rent expense amounted to $92 million, $95 million and $98 million for the years ended December 31, 2010, 2009 and 2008. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts
(In millions)

2011	$ 58	$2
2012	55	2
2013	49	2
2014	35
2015	31
Thereafter	93
Total	$ 321	$6

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

For 2008 through 2010, the Company has participated in the Compliance Assurance Process (“CAP”), which is a voluntary program for a limited number of large corporations. Under CAP, the Internal Revenue Service (“IRS”) conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related uncertainties, if any. The Company’s 2009 tax year is under examination by the IRS. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position and cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2006.

Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal, various state and foreign jurisdictions. Diamond Offshore’s 2007 through 2009 U.S. federal income tax returns remain subject to examination. The 2008 federal income tax return is currently under examination. Tax years that remain subject to examination by the various other jurisdictions include years 2002 to 2009.

The current and deferred components of income tax expense (benefit), excluding taxes on discontinued operations, are as follows:

Year Ended December 31	2010	2009	2008
(In millions)

Income tax expense (benefit):
Federal:
Current	$154	$3	$195
Deferred	466	149	(368)
State and city:
Current	21	7	22
Deferred	15	(9)	(10)
Foreign	239	195	168
Total	$895	$345	$7

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

Year Ended December 31	2010	2009	2008

Income before income tax:
U.S.	$2,236	$989	$29
Foreign	666	741	558
Total	$2,902	$1,730	$587

Income tax expense at statutory rate	$1,016	$606	$205
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(85)	(120)	(119)
Foreign related tax differential	(105)	(195)	(93)
Amortization of deferred charges associated with intercompany rig sales to other tax jurisdictions	30	12	(1)
Taxes related to domestic affiliate	34	49	46
Partnership earnings not subject to taxes	(33)	(16)	(31)
Unrecognized tax benefit	31	8	5
Other	7	1	(5)
Income tax expense	$895	$345	$7

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. Except for certain foreign sourced activities which Diamond Offshore plans to distribute, it is Diamond Offshore’s intention to indefinitely reinvest future earnings of the subsidiary to finance foreign activities. At December 31, 2010, the Company has not provided deferred taxes of $209 million, if sold through a taxable sale, on $598 million of undistributed earnings related to a domestic affiliate. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of foreign subsidiaries is not practicable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended December 31	2010	2009
(In millions)

Balance at January 1	$27	$24
Additions based on tax positions related to the current year	3	4
Additions for tax positions related to prior years	16	5
Lapse of statute of limitations		(6)
Balance at December 31	$46	$27

Certain foreign income tax returns will no longer be subject to examination and as a result, there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $7 million. At December 31, 2010, there were $46 million of tax benefits related to Diamond Offshore that if recognized would affect the effective rate.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense on the Consolidated Statements of Income. The Company recorded approximately $5 million and $1 million for interest expense for the years ended December 31, 2010 and 2008 and $3 million of interest income for the year ended December 31, 2009. Penalties of approximately $12 million, $5 million and $1 million were recorded by the Company for the years ended December 31, 2010, 2009 and 2008. The Company recognized a liability for interest of $9 million and $4 million and penalties of $25 million and $13 million at December 31, 2010 and 2009.

The following table summarizes deferred tax assets and liabilities:

December 31	2010	2009
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$525	$606
Unearned premium reserves	127	111
Receivables	99	185
Employee benefits	375	378
Life settlement contracts	64	72
Investment valuation differences	70	316
Net loss and tax credits carried forward	126	63
Net unrealized losses		36
Basis differential in investment in subsidiary	32	32
Other	200	295
Deferred tax assets	1,618	2,094

Deferred tax liabilities:
Deferred acquisition costs	(284)	(297)
Net unrealized gains	(326)
Property, plant and equipment	(644)	(427)
Basis differential in investment in subsidiary	(477)	(521)
Other liabilities	(160)	(222)
Deferred tax liabilities	(1,891)	(1,467)

Net deferred tax asset (liability)	$(273)	$627

As of December 31, 2010, the Company has federal loss carryforwards with a tax effect of approximately $31 million which expire in 2014 and 2030 and federal tax credit carryforwards of $53 million, of which $49 million expire in 2019 and 2020. Diamond Offshore has foreign operating loss carryforwards with a tax effect of approximately $35 million, of which $15 million have an indefinite life with the remaining benefits expiring between 2014 and 2020.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies.

Note 12. Debt

December 31	2010	2009
(In millions)

Loews Corporation (Parent Company):
Senior:
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	$175	$175
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400) (a)	400	400
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300	300
CNA Financial:
Senior:
6.0% notes due 2011(effective interest rate of 6.1%) (authorized, $400)	400	400
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	70	70
Variable rate revolving credit facility due 2012 (effective interest rate of 2.7%)		150
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized, $549)	549	549
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)	350	350
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.4% notes due 2019 (effective interest rate of 7.5%) (authorized, $350)	350	350
5.9% notes due 2020 (effective interest rate of 6.0%) (authorized, $500)	500
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
5.1% debentures due 2034 (effective interest rate of 5.1%) (authorized, $31)	31	31
Other senior debt (effective interest rates approximate 4.6% and 5.3%)	23	24
Diamond Offshore:
Senior:
5.2% notes due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250	250
4.9% notes due 2015 (effective interest rate of 5.0%) (authorized, $250) (a)	250	250
5.9% notes due 2019 (effective interest rate of 6.0%) (authorized, $500) (a)	500	500
Zero coupon convertible debentures due 2020, net of discount of $2 (effective interest rate of 3.6%)		4
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized $500) (a)	500	500
HighMount:
Senior:
Variable rate term loans due 2012 (effective interest rate of 5.7% and 5.8%)	1,100	1,600
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2012 (effective interest rate of 0.5%)	703	554
8.0% subordinated loan due 2012	100	100
5.8% notes due 2012 (effective interest rate of 6.0%) (authorized, $225) (a)	225	225
5.5% notes due 2013 (effective interest rate of 5.8%) (authorized, $250) (a)	250	250
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250) (a)	250	250
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275) (a)	275	275
5.9% notes due 2016 (effective interest rate of 6.0%) (authorized, $250) (a)	250	250
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300) (a)	300	300
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275) (a)	275	275
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185	185
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $350) (a)	350	350
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.1%)	220	224
Elimination of intercompany debt	(100)	(100)

	9,524	9,534
Less unamortized discount	47	49

Debt	$9,477	$9,485

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.

December 31, 2010	Principal	Unamortized Discount	Net	Short Term Debt	Long Term Debt

(In millions)

Loews Corporation	$875	$8	$867	$175	$692
CNA Financial	2,666	15	2,651	400	2,251
Diamond Offshore	1,500	13	1,487		1,487
HighMount	1,100		1,100		1,100
Boardwalk Pipeline	3,263	11	3,252		3,252
Loews Hotels	220		220	72	148
Elimination of intercompany debt	(100)		(100)		(100)

Total	$9,524	$47	$9,477	$647	$8,830

In August of 2010, CNA issued $500 million aggregate principal amount of 5.9% senior notes due in 2020 in a public offering. CNA used the net proceeds to redeem $500 million of its 2008 senior preferred stock held by the Company.

On August 1, 2007, CNA entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a five year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus CNA’s credit risk spread. Under the credit agreement, CNA is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNA’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The outstanding amount due under this credit agreement as of December 31, 2009 was repaid during 2010, leaving the full limit of $250 million available as of December 31, 2010. CNA’s remaining debt obligations contain customary covenants for investment grade insurers. As of December 31, 2010, CNA was in compliance with all covenants.

In February of 2011, CNA issued $400 million aggregate principal amount of 5.75% ten-year senior notes due August 15, 2021 in a public offering. Additionally, CNA announced the redemption of the outstanding $400 million aggregate principal amount of its 6.0% senior notes due in 2011 plus required interest and payments. CNA anticipates the redemption to be completed in March of 2011.

Diamond Offshore maintains a $285 million syndicated, senior unsecured revolving credit facility, for general corporate purposes, including loans and performance or standby letters of credit which bears interest at a rate per annum equal to, at its election, either; (i) the higher of the prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR plus an applicable margin based on Diamond Offshore’s current credit ratings. As of December 31, 2010, there were no loans outstanding under the credit facility, however, $22 million in letters of credit were issued which reduced the available capacity under the facility. As of December 31, 2010, Diamond Offshore was in compliance with all covenants.

HighMount maintains $1.1 billion of variable rate term loans which bear interest at LIBOR plus an applicable margin. HighMount has entered into interest rate swaps for a notional amount of $1.1 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.7%. In 2010, HighMount used proceeds from the sale of its exploration and production assets in Michigan and Alabama, approximately $500 million, to reduce the outstanding debt under its term loans. The loans also provide for a revolving credit facility with available capacity of $368 million. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin or a base rate defined as the greater of the prime rate or the federal funds rate plus 50 basis points. Among other customary covenants, HighMount cannot exceed a predetermined total debt to capitalization ratio. As of December 31, 2010, no debt was outstanding under the revolving facility, however, $2 million in letters of credit were issued. At December 31, 2010, HighMount was in compliance with all of its debt covenants under the credit agreement.

Boardwalk Pipeline maintains aggregate lending commitments of a $950 million revolving credit facility under which Boardwalk Pipeline and its operating subsidiaries each may borrow funds, up to applicable sub-limits.

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

As of December 31, 2010, Boardwalk Pipeline had $703 million of loans outstanding under the revolving credit facility with a weighted-average interest rate on the borrowings of 0.5% and had no letters of credit issued. As of December 31, 2010, Boardwalk Pipeline and its operating subsidiaries were in compliance with all covenant requirements under the credit facility. The revolving credit facility has a maturity date of June 29, 2012, however, all outstanding revolving loans on such date may be converted to term loans having a maturity date of June 29, 2013.

In January of 2011, Boardwalk Pipeline issued $325 million aggregate principal amount of 4.5% senior notes due February 1, 2021. The net proceeds of the offering were used to reduce borrowings under the revolving credit facility. In February of 2011, Boardwalk Pipeline intends to use the revolving credit facility to fund the redemption of $135 million of its 5.5% notes due April 2013.

At December 31, 2010, the aggregate of long term debt maturing in each of the next five years is approximately as follows: $647 million in 2011, $2,101 million in 2012, $255 million in 2013, $804 million in 2014, $900 million in 2015 and $4,817 million thereafter.

Note 13. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gains (Losses) on Investments	OTTI Losses	Cash Flow Hedges	Foreign Currency	Pension Liability	Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2008	$68		$(56)	$117	$(194)	$(65)
Unrealized holding losses on investments, after tax of $1,949 and $15	(3,558)		(29)			(3,587)
Adjustment for items included in Net income, after tax of $(16), $(39) and $(20)	30		70		34	134
Foreign currency translation adjustment				(161)		(161)
Pension liability adjustment, after tax of $201					(388)	(388)
Disposal of discontinued operations, after tax of $(33)					53	53
Amounts attributable to noncontrolling interests	368		(1)	16	45	428
Balance, December 31, 2008	(3,092)		(16)	(28)	(450)	(3,586)
Adjustment to initially apply accounting guidance for other-than-temporary impairment losses, after tax of $(31) and $(34)	(58)	$(64)				(122)
Unrealized holding gains (losses) on investments, after tax of $(1,756), $103 and $(26)	3,212	(190)	49			3,071
Adjustment for items included in Net income, after tax of $(269), $(51) and $63	499	95	(116)			478
Foreign currency translation adjustment				117		117
Pension liability adjustment, after tax of $(7)					6	6
Amounts attributable to noncontrolling interests	(388)	15	2	(12)		(383)
Balance, December 31, 2009	173	(144)	(81)	77	(444)	(419)
Unrealized holding gains on investments, after tax of $(319), $(32) and $(30)	585	59	54			698
Adjustments for items included in Net income, after tax of $48, $(15) and $(4)	(89)	27	7			(55)
Foreign currency translation adjustment				49		49
Pension liability adjustment, after tax of $(15)					29	29
Amounts attributable to noncontrolling interests	(62)	(7)	2	(5)		(72)
Balance, December 31, 2010	$607	$(65)	$(18)	$121	$(415)	$230

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2010, CCC is in a positive earned surplus position, enabling CCC to pay approximately $980 million of dividend payments during 2011 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2010 and 2009, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to insurance regulation in the countries in which they operate. CNA has legal entity and branch operations in other countries, primarily the United Kingdom, Canada and Bermuda. CNA’s foreign legal entities and branch met or exceeded regulatory capital requirements.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows:

	Statutory Capital and Surplus			Statutory Net Income (Loss)
	December 31			Year Ended December 31
Unaudited	2010	(b)	2009	2010	(b)	2009	2008
(In millions)

Combined Continental Casualty Companies (a)	$9,821		$9,338	$258		$17	$(172)
Life company	498		448	86		(65)	(51)

(a)	Represents the combined statutory surplus of CCC and its subsidiaries, including the Life company.
(b)	Preliminary

Note 15. Supplemental Natural Gas and Oil Information (Unaudited)

Users of this information should be aware that the process of estimating quantities of proved natural gas, NGLs and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

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

Estimates of reserves as of December 31, 2010, 2009 and 2008 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. Ryder Scott Company, L.P., an independent third party petroleum engineering consulting firm, has audited HighMount’s reserve estimates in accordance with the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. All proved reserves are located in the United States of America.

Reserves

Estimated net quantities of proved natural gas and oil (including condensate and NGLs) reserves at December 31, 2010, 2009 and 2008 and changes in the reserves during 2010, 2009 and 2008 are shown in the schedule below:

Proved Developed and Undeveloped Reserves	Natural Gas	NGLs and Oil	Natural Gas Equivalents
	(Bcf)	(thousands of barrels)	(Bcfe)

January 1, 2008	1,896	96,282	2,474
Changes in reserves:
Extensions, discoveries and other additions	56	3,140	75
Revisions of previous estimates (a)	(185)	(10,925)	(251)
Production	(79)	(3,859)	(102)
Sales of reserves in place	(1)	(54)	(1)
Purchases of reserves in place	7	243	8
December 31, 2008	1,694	84,827	2,203
Changes in reserves:
Extensions, discoveries and other additions	39	2,278	53
Revisions of previous estimates (b)	(141)	(6,669)	(181)
Production	(77)	(3,679)	(99)
Sales of reserves in place	(1)	(2,919)	(19)
Purchases of reserves in place	7		7
December 31, 2009	1,521	73,838	1,964
Changes in reserves:
Extensions, discoveries and other additions (c)	251	13,370	331
Revisions of previous estimates (d)	(407)	(24,518)	(554)
Production	(57)	(3,263)	(77)
Sales of reserves in place	(363)	(232)	(364)
Purchases of reserves in place
December 31, 2010	945	59,195	1,300

Proved developed reserves at:
December 31, 2008	1,310	64,175	1,695
December 31, 2009	1,231	58,227	1,580
December 31, 2010	741	45,804	1,016

(a)

The 2008 revision is primarily attributable to lower commodity prices at December 31, 2008 as compared to December 31, 2007. The year end 2008 pricing caused the reclassification of some proven undeveloped reserves to a non-proved category. Additionally, higher operating costs in 2008 resulted in a reduction of the remaining proven developed producing reserves.

(b)

The 2009 revision is primarily attributable to lower 2009 average prices as compared to December 31, 2008. The lower 2009 average prices caused the reclassification of some proven undeveloped reserves.

(c)

HighMount added 238 Bcfe of proved undeveloped reserves from non-proved categories in 2010. These additions pertain to locations HighMount expects to drill during the next five years. Additionally, HighMount added 42 Bcfe primarily through drilling and the remaining 51 Bcfe in additions were associated with the Alabama and Michigan properties prior to sale.

(d)

During 2010, HighMount reclassified 208 Bcfe of proved undeveloped reserves to a non-proved category due to certain wells reaching their five year maturity as a result of reduced drilling activity in 2009 and 2010. Additionally, HighMount reduced its proved developed and proved undeveloped reserves by 346 Bcfe as a result of higher production declines on its producing wells than previously anticipated.

Capitalized Costs

The aggregate amounts of costs capitalized for natural gas and NGL producing activities, and related aggregate amounts of accumulated depletion follow:

December 31	2010	2009	2008
(In millions)

Subject to depletion	$2,818	$3,194	$2,923
Costs excluded from depletion	272	317	422
Gross natural gas, NGL, and oil properties	3,090	3,511	3,345
Less accumulated depletion	1,991	2,061	915
Net natural gas, NGL, and oil properties	$1,099	$1,450	$2,430

The following costs were incurred in natural gas and NGL producing activities:

Year Ended December 31	2010	2009	2008
(In millions)

Acquisition of properties:
Proved		$7	$8
Unproved	$29	24	36
Subtotal	29	31	44
Exploration costs	5	8	10
Development costs (a)	143	148	425
Total	$177	$187	$479

(a)	Development costs incurred for proved undeveloped reserves were $23, $27 and $139 in 2010, 2009 and 2008.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and NGL Reserves

The following table represents a calculation of the standardized measure of discounted future net cash flows relating to proved natural gas and NGL reserve quantities that HighMount owns:

December 31,	2010	2009	2008
(In millions)

Future cash inflows (a) (b)	$6,044	$7,171	$10,120
Less:
Future production costs	2,073	3,098	3,461
Future development costs	580	538	986
Future income tax expense	571	455	1,120
Future cash flows	2,820	3,080	4,553
Less annual discount (10.0% a year)	1,863	1,982	2,990
Standardized measure of discounted future net cash flows	$957	$1,098	$1,563

(a)	2010, 2009 and 2008 amounts exclude the effect of derivative instruments designated as hedges of future sales of production at year end.
(b)	The following prices were used in the determination of standardized measure:

December 31	2010	2009	2008

Gas (per million British thermal units)	$4.38	$3.87	$5.71
NGL (per barrel)	43.75	31.73	22.00
Oil (per barrel)	79.43	61.18	44.60

In the foregoing determination of future cash inflows, sales prices for natural gas and NGL for 2010 and 2009 represent average prices during 2010 and 2009, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within 2010 and 2009, changed for contractual arrangements with customers. The 2008 prices were based on contractual arrangements or market prices at year end. Future costs of developing and producing the proved natural gas and NGL reserves reported at the end of each year shown were based on costs determined at each such year end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the appropriate year end or future statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions, permanent differences and tax credits.

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of HighMount’s proved reserves. HighMount cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision and the 10.0% discount rate. In addition, costs and prices as of the measurement date are used in the determinations, and no value was assigned to probable or possible reserves.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and NGL Reserves

The following table is a summary of changes between the total standardized measure of discounted future net cash flows at the beginning and end of each year:

Year Ended December 31	2010	2009	2008
(In millions)

Standardized measure, beginning of period	$1,098	$1,563	$3,010
Changes in the year resulting from:
Sales and transfers of natural gas and NGL produced during the year, less production costs	(345)	(466)	(594)
Net changes in prices and development costs	890	(443)	(2,205)
Extensions, discoveries and other additions, less production and development costs	67	46	69
Previously estimated development costs incurred during the period	23	41	170
Revisions of previous quantity estimates	(346)	19	(94)
Net changes in purchases and sales of proved reserves in place	(446)	(42)	11
Accretion of discount	114	182	408
Income taxes	(77)	220	821
Net changes in production rates and other	(21)	(22)	(33)
Standardized measure, end of period	$957	$1,098	$1,563

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

In November of 2010, CNA changed a postretirement benefit that resulted in a plan amendment. The effect of this change was a reduction to the accumulated postretirement benefit obligation of $60 million at December 31, 2010 and an increase in the net periodic benefit of $1 million for the year ended December 31, 2010.

The Company funds certain of these benefit plans, and accrues postretirement benefits during the active service of those employees who would become eligible for such benefits when they retire. The Company uses December 31 as the measurement date for its plans.

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2010	2009	2008	2010	2009	2008

Discount rate	5.3%	5.7%	6.3%	5.0%	5.6%	6.3%
Expected long term rate of return on plan assets	7.5% to 8.0%	7.5% to 8.0%	7.5% to 8.0%	4.6%	5.4%	6.2%
Rate of compensation increase	4.0% to 5.5%	3.0% to 5.5%	3.0% to 5.8%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2010	2009	2008	2010	2009	2008

Discount rate	5.7%	6.3%	6.0%	5.6%	6.3%	5.9%
Expected long term rate of return on plan assets	7.5% to 8.0%	7.5% to 8.0%	7.5% to 8.0%	5.4%	5.4%	6.2%
Rate of compensation increase	4.0% to 5.5%	3.0% to 5.8%	4.0% to 7.0%

The expected long term rate of return for plan assets is determined based on widely-accepted capital market principles, long term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

Assumed health care cost trend rates:

December 31	2010	2009	2008

Health care cost trend rate assumed for next year	4.0% to 9.0%	4.0% to 9.0%	4.0% to 9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2011-2020	2010-2019	2009-2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
(In millions)

Effect on total of service and interest cost	$-	$(1)
Effect on postretirement benefit obligation	6	(9)

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2010	2009	2008	2010	2009	2008
(In millions)

Service cost	$26	$26	$30	$2	$2	$2
Interest cost	168	171	165	11	13	13
Expected return on plan assets	(176)	(156)	(194)	(4)	(2)	(5)
Amortization of unrecognized net (gain) loss	28	30	6	2	(15)	1
Amortization of unrecognized prior service benefit				(24)	(8)	(24)
Regulatory asset (increase) decrease		(1)		5	5	5
Net periodic benefit cost	$46	$70	$7	$(8)	$(5)	$(8)

The following provides a reconciliation of benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,029	$2,821	$221	$214
Service cost	26	26	2	2
Interest cost	168	171	11	13
Plan participants’ contributions			7	8
Amendments			(60)
Actuarial (gain) loss	104	177	(3)	6
Benefits paid from plan assets	(180)	(172)	(18)	(23)
Foreign exchange	(1)	6	(1)	1
Benefit obligation at December 31	3,146	3,029	159	221

Change in plan assets:

Fair value of plan assets at January 1	2,303	2,037	73	67
Actual return on plan assets	256	348	3	9
Company contributions	90	84	8	12
Plan participants’ contributions			7	8
Benefits paid from plan assets	(180)	(172)	(18)	(23)
Foreign exchange	(1)	6
Fair value of plan assets at December 31	2,468	2,303	73	73
Funded status	$(678)	$(726)	$(86)	$(148)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$7	$2	$22	$20
Other liabilities	(685)	(728)	(108)	(168)
Net amount recognized	$(678)	$(726)	$(86)	$(148)

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
(In millions)

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service cost (credit)	$3	$3	$(181)	$(144)
Net actuarial loss	819	824	45	50
Net amount recognized	$822	$827	$(136)	$(94)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$3,034	$2,974
Accumulated benefit obligation	2,925	2,798	$108	$168
Fair value of plan assets	2,349	2,185

The accumulated benefit obligation for all defined benefit pension plans was $3.0 billion and $2.9 billion at December 31, 2010 and 2009.

The Company employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and manage cash flows according to plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2010, the Company had committed $51 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic cost (benefit) during 2011.

	Pension Benefits	Other Postretirement Benefits
(In millions)

Amortization of net actuarial loss	$30	$ 2
Amortization of prior service credit		(27)
Total estimated amounts to be recognized	$30	$ (25)

The table below presents the estimated future minimum benefit payments at December 31, 2010.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)

2011	$200	$16
2012	199	13
2013	208	12
2014	212	13
2015	219	13
Thereafter	1,173	60
	$2,211	$127

In 2011, it is expected that contributions of approximately $76 million will be made to pension plans and $20 million to postretirement healthcare and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Asset-backed		$230	$10	$240
Corporate and other bonds		305	10	315
States, municipalities and political subdivisions		92		92
Total fixed maturity securities	$-	627	20	647
Equity securities	536	77	6	619
Short term investments	114	7		121
Limited partnerships and other invested assets	1	578	493	1,072
Investment contracts with insurance company			9	9
Total	$651	$1,289	$528	$2,468

December 31, 2009

Fixed maturity securities:
Asset-backed		$212	$57	$269
Corporate and other bonds	$17	363		380
States, municipalities and political subdivisions		71		71
Total fixed maturity securities	17	646	57	720
Equity securities	365	54	5	424
Short term investments	214			214
Limited partnerships and other invested assets	2	502	432	936
Investment contracts with insurance company			9	9
Total	$598	$1,202	$503	$2,303

The limited partnership investments are recorded at fair value, which represents the plans’ share of the net asset value of each partnership, as determined by the General Partner. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership.

The fair value of the guaranteed investment contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The guaranteed investment contracts are therefore classified as Level 3 investments.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note 4.

The tables below present reconciliations for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

2010	Balance at January 1,	Actual Return on Assets Still Held at December 31,	Actual Return on Assets Sold during the Year Ended December 31,	Net Purchases, Sales, and Settlements	Net Transfers In (Out) of Level 3	Balance at December 31,
(In millions)

Asset-backed	$57		$6	$(53)		$10
Corporate and other bonds				10		10
Equity securities	5	$1				6
Limited partnerships and other invested assets	432	75	1	(15)		493
Investment contracts with insurance company	9					9
Total	$503	$76	$7	$(58)	$-	$528

2009

Asset-backed	$54		$9	$(6)		$57
Equity securities	2			5	$(2)	5
Limited partnerships and other invested assets	683	$182	1	68	(502)	432
Investment contracts with insurance company	8	1				9
Total	$747	$183	$10	$67	$(504)	$503

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$8			$8
Asset-backed		$8		8
Corporate and other bonds		18		18
States municipalities and political subdivisions		33		33
Total fixed maturity securities	8	59	$-	67
Equity securities	3			3
Short term investments	3			3
Limited partnerships
Total	$14	$59	$-	$73

December 31, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Asset-backed		$2		$2
Corporate and other bonds		17		17
States municipalities and political subdivisions		28		28
Total fixed maturity securities	$-	47	$-	47
Short term investments	9			9
Limited partnerships			16	16
Total	$9	$47	$16	$72

The tables below present reconciliations for all Other postretirement benefit plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

2010	Balance at January 1,	Actual Return on Assets Still Held at December 31,	Actual Return on Assets Sold during the Year Ended December 31,	Net Purchases, Sales, and Settlements	Net Transfers In (Out) of Level 3	Balance at December 31,
(In millions)

Limited partnerships	$ 16		$ 1	$ (17)
Total	$ 16	$ -	$ 1	$ (17)	$ -	$ -

2009

Limited partnerships	$ 23	$ 4		$ (11)		$ 16
Total	$ 23	$ 4	$ -	$ (11)	$ -	$ 16

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $104 million, $98 million and $91 million for the years ended December 31, 2010, 2009 and 2008.

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

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2010		2009
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price

Awards outstanding, January 1	5,657,996	$31.242	5,375,400	$30.836
Granted	962,850	36.544	1,017,500	27.896
Exercised	(500,658)	19.860	(506,154)	16.549
Canceled	(15,687)	35.055	(228,750)	39.336
Awards outstanding, December 31	6,104,501	33.082	5,657,996	31.242

Awards exercisable, December 31	3,965,726	$31.501	3,635,066	$28.442

Shares available for grant, December 31	2,500,784		3,447,947

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Loews Plan at December 31, 2010:

	Awards Outstanding			Awards Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$10.01-20.00	948,519	2.1	$17.765	948,519	$17.765
20.01-30.00	1,295,145	6.1	24.614	804,506	24.174
30.01-40.00	2,364,962	7.1	35.648	1,198,188	34.914
40.01-50.00	1,284,000	6.6	45.245	850,086	45.164
50.01-60.00	211,875	6.1	51.080	164,427	51.080

In 2010, the Company awarded SARs totaling 962,850 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2010 was 4,381,083 shares.

The weighted average remaining contractual terms of awards outstanding and exercisable as of December 31, 2010, were 6.0 years and 4.9 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2010 were $46 million and $37 million. The total intrinsic value of awards exercised during 2010 was $9 million, $8 million and $6 million for the years ended 2010, 2009 and 2008.

The Company recorded stock-based compensation expense of $11 million, $13 million and $11 million related to the Loews Plan for the years ended December 31, 2010, 2009 and 2008. The related income tax benefits recognized were $4 million, $4 million and $4 million. At December 31, 2010, the compensation cost related to nonvested awards not yet recognized was $14 million, and the weighted average period over which it is expected to be recognized is 2.2 years.

The fair value of granted options and SARs for the Loews Plan were estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31	2010	2009	2008

Expected dividend yield	0.7%	0.9%	0.6%
Expected volatility	24.7%	47.4%	40.2%
Weighted average risk-free interest rate	2.0%	1.9%	2.9%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$8.57	$10.77	$16.10

Note 17. Reinsurance

CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers’ compensation. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Currently most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.

The following table summarizes the amounts receivable from reinsurers:

December 31	2010	2009
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$6,122	$5,594
Ceded future policy benefits	822	859
Ceded policyholders’ funds	37	39
Reinsurance receivables related to paid losses	223	440
Reinsurance receivables	7,204	6,932
Less allowance for doubtful accounts	125	351

Reinsurance receivables, net of allowance for doubtful accounts	$7,079	$6,581

CNA has established an allowance for doubtful accounts on reinsurance receivables. In 2010, CNA reduced its allowance for doubtful accounts on billed third party reinsurance receivables and ceded claim and allocated claim adjustment expense reserves by $200 million in connection with the Loss Portfolio Transfer as further discussed in Note 9. The impact of this reduction was included in the loss recorded on the Loss Portfolio Transfer in Other operating expenses on the Consolidated Statements of Income. The additional reduction in the allowance during 2010 primarily related to write-offs of reinsurance receivable balances and was presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4.0 billion and $1.9 billion at December 31, 2010 and 2009. On a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers.

CNA’s largest recoverables from a single reinsurer at December 31, 2010, including prepaid reinsurance premiums, was approximately $2.8 billion from subsidiaries of Berkshire Hathaway Group, $1.1 billion from subsidiaries of Swiss Re Group, $600 million from subsidiaries of Munich Re Group and $450 million from subsidiaries of the Hartford Insurance Group. The recoverable from the Berkshire Hathaway Group includes amounts related to third party reinsurance for which a subsidiary of Berkshire Hathaway has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note 9.

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net	Assumed/ Net %
(In millions)

Year Ended December 31, 2010

Property and casualty	$7,716	$66	$1,849	$5,933	1.1%
Accident and health	534	49	2	581	8.4
Life	60		59	1
Earned premiums	$8,310	$115	$1,910	$6,515	1.8%

Year Ended December 31, 2009

Property and casualty	$8,028	$67	$1,968	$6,127	1.1%
Accident and health	550	51	7	594	8.6
Life	84		84
Earned premiums	$8,662	$118	$2,059	$6,721	1.8%

Year Ended December 31, 2008

Property and casualty	$8,496	$164	$2,121	$6,539	2.5%
Accident and health	592	46	28	610	7.5
Life	99		98	1
Earned premiums	$9,187	$210	$2,247	$7,150	2.9%

Included in the direct and ceded earned premiums for the years ended December 31, 2010, 2009 and 2008 are $1,383 million, $1,385 million and $1,326 million related to business that is 100% reinsured as a result of a significant captive program.

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $1,121 million, $1,297 million and $1,781 million for the years ended December 31, 2010, 2009 and 2008, including $735 million, $897 million and $893 million related to the significant captive program discussed above.

The impact of reinsurance on life insurance inforce is shown in the following table:

December 31	Direct	Assumed	Ceded	Net
(In millions)

2010	$8,015	-	$8,001	$14
2009	9,159	-	9,144	15
2008	10,805	-	10,790	15

As of December 31, 2010 and 2009, CNA has ceded $1,301 million and $1,409 million of claim and claim adjustment expense reserves, future policy benefits and policyholders’ funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the credit risk of the sold business that was primarily reinsured to other carriers.

Note 18. Quarterly Financial Data (Unaudited)

2010 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$3,715	$3,701	$3,486	$3,713

Income attributable to:

Loews common stock:
Income from continuing operations	466	56	365	420
Per share-basic	1.12	0.13	0.88	0.99
Per share-diluted	1.12	0.13	0.87	0.99

Discontinued operations, net	-	(20)	1	-
Per share-basic	-	(0.04)	-	-
Per share-diluted	-	(0.04)	-	-

Net income	466	36	366	420
Per share-basic	1.12	0.09	0.88	0.99
Per share-diluted	1.12	0.09	0.87	0.99

2009 Quarter Ended

Total revenues	$3,822	$3,738	$3,534	$3,023

Income (loss) attributable to:

Loews common stock:
Income (loss) from continuing operations	403	469	341	(647)
Per share-basic	0.94	1.08	0.79	(1.49)
Per share-diluted	0.94	1.08	0.78	(1.49)

Discontinued operations, net	-	(1)	(1)	-
Per share-basic	-	-	-	-
Per share-diluted	-	-	-	-

Net income (loss) (a)	403	468	340	(647)
Per share-basic	0.94	1.08	0.79	(1.49)
Per share-diluted	0.94	1.08	0.78	(1.49)

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)

Net income attributable to Loews common stock for the fourth quarter of 2009 includes an investment gain at CNA of $217 million (after tax and noncontrolling interests) related to the sale of its holdings of Verisk Analytics Inc. Additionally, CNA recognized OTTI losses of $114 million (after tax and noncontrolling interests) in earnings primarily in the asset-backed bonds, tax-exempt and corporate and other taxable bond sectors.

Note 19. Legal Proceedings

In August 2005, CNA and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (GEB). The plaintiffs’ consolidated class action complaint alleges bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the dismissal of their complaint to the Third Circuit Court of Appeals. In August 2010, the Court of Appeals affirmed the District Court’s dismissal of the antitrust claims and the RICO claims against CNA and certain insurance subsidiaries, but vacated the dismissal of those claims against other parties. The Court of Appeals also vacated and remanded the dismissal of the state law claims against CNA and certain insurance subsidiaries and other parties to allow for further proceedings before the District Court. During the fourth quarter of 2010, CNA and certain insurance subsidiaries filed a motion to dismiss the state law claims. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

The Company has been named as a defendant in the following three cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, al1 of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court initially permitted plaintiff to serve the Company outside the jurisdiction but it cancelled the leave of service in response to the Company’s application, and plaintiff’s appeal is pending. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending.

The Company does not believe it is a proper defendant in any tobacco related cases and as a result, does not believe the outcome will have a material affect on its results of operations or equity. Further, pursuant to the Separation Agreement dated May 7, 2008 between the Company and Lorillard Inc. and its subsidiaries, Lorillard Inc. and its subsidiaries have agreed to indemnify and hold the Company harmless from all costs and expenses based upon or arising out of the operation or conduct of Lorillard’s business, including among other things, smoking and health claims and litigation such as the three cases described above.

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

Note 20. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2010, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

On December 30, 2010, Diamond Offshore entered into a turnkey contract with Hyundai Heavy Industries, Co. Ltd., (“Hyundai”) for the construction of a new ultra-deepwater drillship with delivery scheduled for late in the second quarter of 2013. The contracted price of the new drillship is payable in two installments, of which the first installment of $155 million was paid in January 2011. The second installment of approximately $360 million is payable in 2013 upon delivery and acceptance of the drillship.

In January 2011, Diamond Offshore entered into a turnkey contract with Hyundai for the construction of a second ultra-deepwater drillship with delivery scheduled for the fourth quarter of 2013. The contract price payable to Hyundai is payable in two installments, of which the first installment of $155 million was paid in February 2011. The second installment of approximately $360 million is payable in 2013 upon delivery and acceptance of the drillship.

Note 21. Discontinued Operations

The results of discontinued operations are as follows:

Year Ended December 31	2010	2009	2008
(In millions)

Revenues:
Net investment income	$ 6	$ 6	$ 22
Manufactured products			1,750
Investment gains (losses)	(1)		3
Other	1
Total (a)	6	6	1,775
Expenses:
Insurance related expenses	26	8	10
Cost of manufactured products sold			1,039
Other operating expenses			175
Total	26	8	1,224
Income (loss) before income tax	(20)	(2)	551
Income tax expense			(200)
Results of discontinued operations	(20)	(2)	351
Gain on disposal (after tax of $51)			4,362
Net income (loss) from discontinued operations	(20)	(2)	4,713
Amounts attributable to noncontrolling interests	1		(1)
Net income (loss) from discontinued operations - Loews	$(19)	$(2)	$4,712

(a)

Lorillard’s revenues amounted to 99.4% of total revenues of discontinued operations for the year ended December 31, 2008. Lorillard’s pretax income amounted to 100% of total pretax income of discontinued operations for the year ended December 31, 2008.

Net liabilities of discontinued operations included in Other liabilities in the Consolidated Balance Sheets are as follows:

December 31	2010	2009
(In millions)

Assets:
Investments	$71	$141
Receivables	47	4
Other assets	13	2
Total assets	$131	$147

Liabilities:
Insurance reserves	$120	$140
Other liabilities	13	8
Total liabilities	133	148
Net liabilities of discontinued operations (a)	$(2)	$(1)

(a)

The net liabilities of CNA’s discontinued operations totaling $2 million and $1 million as of December 31, 2010 and December 31, 2009 are included in Other liabilities in the Consolidated Balance Sheets. At December 31, 2010 and December 31, 2009, the insurance reserves are net of discounts of $59 million and $56 million.

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

CNA

CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of December 31, 2010, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a wholly-owned Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities. As further discussed in Note 9, the Loss Portfolio Transfer transaction included a portion of net claim and claim adjustment expense reserves related to these discontinued operations.

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

CNA revised its reporting segments in the fourth quarter of 2010. The segment change reflects the manner in which CNA is currently organized for purposes of making operating decisions and assessing performance. Segment data for prior reporting periods has been adjusted to reflect the new segment reporting.

Claim and claim adjustment expenses and reserves for certain mass tort claims were previously reported as part of the Other Insurance segment. These mass tort claims were centrally managed along with asbestos and environmental pollution claims. A significant portion of this centralized claim group became employees of a subsidiary of Berkshire Hathaway Inc. as a result of the Loss Portfolio Transfer transaction that closed on August 31, 2010. Management responsibility for these mass tort claims has now been assigned to the segment from which the mass tort arose. This change had no impact on CNA’s CNA Specialty and Life & Group Non-Core segments.

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

Diamond Offshore’s business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On December 31, 2010, Diamond Offshore’s drilling rigs were located offshore 13 countries in addition to the United States.

HighMount’s business consists primarily of natural gas exploration and production operations located primarily in the Permian Basin in Texas, with estimated proved reserves totaling approximately 1.3 trillion cubic feet equivalent. In the second quarter of 2010, HighMount sold substantially all exploration and production assets located in the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. The Michigan and Alabama properties represented approximately 17%, in aggregate, of HighMount’s total proved reserves as of December 31, 2009.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of three interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, with approximately 14,200 miles of pipeline.

Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two are in Canada.

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, corporate interest expense and other unallocated expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and investment gains (losses) are allocated based on each segment’s carried insurance reserves, as adjusted.

The following tables set forth the Company’s consolidated revenues, income and assets by business segment:

Year Ended December 31	2010	2009	2008
(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$3,516	$3,242	$3,071
CNA Commercial	4,174	4,069	3,938
Life & Group Non-Core	1,357	1,035	761
Other Insurance	161	126	29
Total CNA Financial	9,208	8,472	7,799
Diamond Offshore	3,361	3,653	3,486
HighMount	455	620	770
Boardwalk Pipeline	1,129	910	848
Loews Hotels	308	284	380
Corporate and other	154	178	(36)
Total	$14,615	$14,117	$13,247

Income (loss) before income tax and noncontrolling interests
(a)(b):

CNA Financial:
CNA Specialty	$1,050	$732	$404
CNA Commercial	770	353	(119)
Life & Group Non-Core	(124)	(325)	(587)
Other Insurance	(575)	(209)	(248)
Total CNA Financial	1,121	551	(550)
Diamond Offshore	1,333	1,864	1,843
HighMount	136	(839)	(890)
Boardwalk Pipeline	283	157	292
Loews Hotels	2	(52)	62
Corporate and other	27	49	(170)
Total	$2,902	$1,730	$587

Net income (loss) (a)(b):

CNA Financial:
CNA Specialty	$581	$422	$222
CNA Commercial	445	233	(43)
Life & Group Non-Core	(49)	(152)	(309)
Other Insurance	(322)	(104)	(138)
Total CNA Financial	655	399	(268)
Diamond Offshore	446	643	612
HighMount	77	(537)	(575)
Boardwalk Pipeline	114	67	125
Loews Hotels	1	(34)	40
Corporate and other	14	28	(116)
Income (loss) from continuing operations	1,307	566	(182)
Discontinued operations, net	(19)	(2)	4,712
Total	$1,288	$564	$4,530

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

Year Ended December 31	2010	2009	2008

Revenues and income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$30	$(186)	$(257)
CNA Commercial	(15)	(360)	(526)
Life & Group Non-Core	53	(235)	(363)
Other Insurance	18	(76)	(151)

Total CNA Financial	86	(857)	(1,297)
Corporate and other	(30)	4	3

Total	$56	$(853)	$(1,294)

Net income (loss):

CNA Financial:
CNA Specialty	$18	$(110)	$(150)
CNA Commercial	(14)	(212)	(306)
Life & Group Non-Core	30	(138)	(212)
Other Insurance	12	(45)	(88)

Total CNA Financial	46	(505)	(756)
Corporate and other	(19)	2	2

Total	$27	$(503)	$(754)

(b)	Income taxes and interest expense are as follows:

Year Ended December 31	2010		2009		2008

	Income Taxes	Interest Expense	Income Taxes	Interest Expense	Income Taxes	Interest Expense

CNA Financial:
CNA Specialty	$353	$1	$218	$1	$115	$2
CNA Commercial	260		79	3	(84)
Life & Group Non-Core	(70)	23	(156)	23	(243)	23
Other Insurance	(207)	133	(80)	101	(94)	109

Total CNA Financial	336	157	61	128	(306)	134
Diamond Offshore	413	91	540	50	582	10
HighMount	48	61	(302)	80	(315)	76
Boardwalk Pipeline	73	151	44	132	79	58
Loews Hotels	1	10	(18)	9	22	11
Corporate and other	24	47	20	49	(55)	56

Total	$895	$517	$345	$448	$7	$345

Note 23. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2010 and 2009, and consolidating statements of operations information for the years ended December 31, 2010, 2009 and 2008. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$42,655	$1,055	$128	$52	$57	$4,960		$48,907
Cash	77	22	2	7	10	2		120
Receivables	9,224	671	109	71	33	169	$(135)	10,142
Property, plant and equipment	286	4,291	1,350	6,326	347	36		12,636
Deferred income taxes	699		548				(958)	289
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,314	(15,314)	-
Other assets	724	678	27	339	24	6		1,798
Deferred acquisition costs of insurance subsidiaries	1,079							1,079
Separate account business	450							450

Total assets	$55,280	$6,737	$2,748	$6,958	$474	$20,487	$(16,407)	$76,277

Liabilities and Equity:

Insurance reserves	$37,590							$37,590
Payable to brokers	239		$115	$2		$329		685
Short term debt	400				$72	175		647
Long term debt	2,251	$1,487	1,100	3,252	148	692	$(100)	8,830
Deferred income taxes		533		410	54	522	(1,519)	-
Other liabilities	2,877	831	93	372	21	249	526	4,969
Separate account business	450							450

Total liabilities	43,807	2,851	1,308	4,036	295	1,967	(1,093)	53,171

Total shareholders’ equity	9,838	1,972	1,440	1,815	179	18,520	(15,314)	18,450
Noncontrolling interests	1,635	1,914		1,107				4,656

Total equity	11,473	3,886	1,440	2,922	179	18,520	(15,314)	23,106

Total liabilities and equity	$55,280	$6,737	$2,748	$6,958	$474	$20,487	$(16,407)	$76,277

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$41,996	$739	$80	$46	$61	$3,112		$46,034
Cash	140	39	3	4	2	2		190
Receivables	9,104	794	97	110	27	202	$(122)	10,212
Property, plant and equipment	304	4,442	1,778	6,348	362	40		13,274
Deferred income taxes	1,368		636				(1,377)	627
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,276	(15,276)	-
Other assets	712	220	47	343	19	5		1,346
Deferred acquisition costs of insurance subsidiaries	1,108							1,108
Separate account business	423							423

Total assets	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Liabilities and Equity:

Insurance reserves	$38,263							$38,263
Payable to brokers	253		$196			$91		540
Short term debt		$4			$6			10
Long term debt	2,303	1,487	1,600	$3,100	218	867	$(100)	9,475
Deferred income taxes		539		369	38	431	(1,377)	-
Other liabilities	2,889	560	112	416	38	281	(22)	4,274
Separate account business	423							423

Total liabilities	44,131	2,590	1,908	3,885	300	1,670	(1,499)	52,985

Total shareholders’ equity	9,674	1,864	1,317	2,179	174	16,967	(15,276)	16,899
Noncontrolling interests	1,436	1,800		950				4,186

Total equity	11,110	3,664	1,317	3,129	174	16,967	(15,276)	21,085

Total liabilities and equity	$55,241	$6,254	$3,225	$7,014	$474	$18,637	$(16,775)	$74,070

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$6,515							$6,515
Net investment income	2,316	$3		$1	$1	$187		2,508
Intercompany interest and dividends						720	$(720)	–
Investment gains (losses)	86		$(30)					56
Contract drilling revenues		3,230						3,230
Other	291	128	455	1,128	307	(3)		2,306

Total	9,208	3,361	425	1,129	308	904	(720)	14,615

Expenses:

Insurance claims and policyholders’ benefits	4,985							4,985
Amortization of deferred acquisition costs	1,387							1,387
Contract drilling expenses		1,391						1,391
Other operating expenses	1,558	546	258	695	296	80		3,433
Interest	157	91	61	151	10	55	(8)	517

Total	8,087	2,028	319	846	306	135	(8)	11,713

Income before income tax	1,121	1,333	106	283	2	769	(712)	2,902
Income tax expense	(336)	(413)	(48)	(73)	(1)	(24)		(895)

Income from continuing operations	785	920	58	210	1	745	(712)	2,007
Discontinued operations, net	(20)							(20)

Net income	765	920	58	210	1	745	(712)	1,987
Amounts attributable to noncontrolling interests	(129)	(474)		(96)				(699)

Net income attributable to Loews Corporation	$636	$446	$58	$114	$1	$745	$(712)	$1,288

Year Ended December 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$6,721							$6,721
Net investment income	2,320	$4				$175		2,499
Intercompany interest and dividends						954	$(954)	-
Investment gains (losses)	(857)	1				3		(853)
Contract drilling revenues		3,537						3,537
Other	288	112	$620	$910	$284	(1)		2,213
Total	8,472	3,654	620	910	284	1,131	(954)	14,117

Expenses:

Insurance claims and policyholders’ benefits	5,290							5,290
Amortization of deferred acquisition costs	1,417							1,417
Contract drilling expenses		1,224						1,224
Impairment of natural gas and oil properties			1,036					1,036
Other operating expenses	1,086	515	343	621	327	80		2,972
Interest	128	50	80	132	9	56	(7)	448
Total	7,921	1,789	1,459	753	336	136	(7)	12,387
Income (loss) before income tax	551	1,865	(839)	157	(52)	995	(947)	1,730
Income tax (expense) benefit	(61)	(540)	302	(44)	18	(20)		(345)
Income (loss) from continuing operations	490	1,325	(537)	113	(34)	975	(947)	1,385
Discontinued operations, net	(2)							(2)
Net income (loss)	488	1,325	(537)	113	(34)	975	(947)	1,383
Amounts attributable to noncontrolling interests	(91)	(682)		(46)				(819)
Net income (loss) attributable to Loews Corporation	$397	$643	$(537)	$67	$(34)	$975	$(947)	$564

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2008	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,151						$(1)	$7,150
Net investment income	1,619	$12		$3	$1	$(54)		1,581
Intercompany interest and dividends						1,263	(1,263)
Investment gains (losses)	(1,297)	1						(1,296)
Gain on issuance of subsidiary stock						2		2
Contract drilling revenues		3,476						3,476
Other	326	(2)	$770	845	379	16		2,334
Total	7,799	3,487	770	848	380	1,227	(1,264)	13,247

Expenses:

Insurance claims and policyholders’ benefits	5,723							5,723
Amortization of deferred acquisition costs	1,467							1,467
Contract drilling expenses		1,185						1,185
Impairment of natural gas and oil properties			691					691
Impairment of goodwill			482					482
Other operating expenses	1,025	448	411	498	307	79	(1)	2,767
Interest	134	10	76	58	11	56		345
Total	8,349	1,643	1,660	556	318	135	(1)	12,660
Income (loss) before income tax	(550)	1,844	(890)	292	62	1,092	(1,263)	587
Income tax (expense) benefit	306	(582)	315	(79)	(22)	55		(7)
Income (loss) from continuing operations	(244)	1,262	(575)	213	40	1,147	(1,263)	580
Discontinued operations, net	10					4,703		4,713
Net income (loss)	(234)	1,262	(575)	213	40	5,850	(1,263)	5,293
Amounts attributable to noncontrolling interests	(25)	(650)		(88)				(763)
Net income (loss) attributable to Loews Corporation	$(259)	$612	$(575)	$125	$40	$5,850	$(1,263)	$4,530

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of December 31, 2010.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2010. The independent registered public accounting firm of the Company reported on the effectiveness of internal control over financial reporting as of December 31, 2010. Management’s report and the independent registered public accounting firm’s report are included in Item 5 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2010, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Page Number

2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008	L–1

Schedule II–Valuation and qualifying accounts for the years ended December 31, 2010, 2009 and 2008	L–3

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008	L–4

	Description	Exhibit Number
	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009	3.01

	By-Laws of the Registrant as amended through October 9, 2007, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q filed October 31, 2007	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K

(10)	Material Contracts

Loews Corporation Deferred Compensation Plan amended and restated as of January 1, 2008, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2008

		10.01+

Description	Exhibit Number

Loews Corporation Incentive Compensation Plan for Executive Officers, as amended through October 30, 2009, incorporated herein by reference to Exhibit 10.02 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.02+

Loews Corporation 2000 Stock Option Plan, as amended through November 10, 2009, incorporated herein by reference to Exhibit 10.03 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.03+

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008	10.04

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.18 to Registrant’s Report on Form 10-K for the year ended December 31, 2007

10.05+

Amendment dated February 10, 2009 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.06 to Registrant’s Report on Form 10-K for the year ended December 31, 2008

10.06+

Amendment dated February 24, 2010 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.07 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.07+

Amendment dated February 15, 2011 to Employment Agreement between Registrant and Andrew H. Tisch	10.08*+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001

10.09+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002

10.10+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.11+

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.22 to Registrant’s Report on Form 10-K for the year ended December 31, 2007

10.12+

Amendment dated February 10, 2009 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.06 to Registrant’s Report on Form 10-K for the year ended December 31, 2008

10.13+

Amendment dated February 24, 2010 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.13 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.14+

Description	Exhibit Number

Amendment dated February 15, 2011 to Employment Agreement between Registrant and James S. Tisch	10.15*+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001

10.16+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002

10.17+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.18+

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.26 to Registrant’s Report on Form 10-K for the year ended December 31, 2007

10.19+

Amendment dated February 10, 2009 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.06 to Registrant’s Report on Form 10-K for the year ended December 31, 2008

10.20+

Amendment dated February 24, 2010 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.19 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.21+

Amendment dated February 15, 2011 to Employment Agreement between Registrant and Jonathan M. Tisch	10.22*+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001

10.23+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002

10.24+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.25+

Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000

10.26+

First Amendment to Supplemental Retirement Agreement dated June 30, 2001 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002

10.27+

	Description	Exhibit Number

Second Amendment to Supplemental Retirement Agreement dated March 25, 2003 between Registrant and Peter W. Keegan and Third Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.44 to Registrant’s Report on Form 10-K for the year ended December 31, 2005

10.28+

Fourth Amendment to Supplemental Retirement Agreement dated December 6, 2005 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2005

10.29+

Form of Stock Option Certificate for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.30+

Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.31+

	Lease agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed August 4, 2009	10.32

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

	Consent of Ryder Scott Company, L.P.	23.02*

	Audit Report of Independent Petroleum Consultants	23.03*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

	Description	Exhibit Number

(100)	XBRL - Related Documents

	XBRL Instance Document	101.INS **

	XBRL Taxonomy Extension Schema	101.SCH **

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL **

	XBRL Taxonomy Extension Definition Linkbase	101.DEF **

	XBRL Taxonomy Label Linkbase	101.LAB **

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE **

*	Filed herewith.
**

The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this Report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 23, 2011	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 23, 2011	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 23, 2011	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Dated: February 23, 2011	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Controller)

Dated: February 23, 2011	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated: February 23, 2011	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated: February 23, 2011	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated: February 23, 2011	By	/s/ Jacob A. Frenkel
(Jacob A. Frenkel, Director)

Dated: February 23, 2011	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated: February 23, 2011	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated: February 23, 2011	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated: February 23, 2011	By	/s/ Ken Miller
(Ken Miller, Director)

Dated: February 23, 2011	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated: February 23, 2011	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 23, 2011	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION

BALANCE SHEETS

ASSETS

December 31	2010	2009
(In millions)

Current assets, principally investment in short term instruments	$3,735	$2,369
Investments in securities	1,376	775
Investments in capital stocks of subsidiaries, at equity	15,314	15,276
Other assets	14	19
Total assets	$20,439	$18,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$531	$202
Short term debt	175
Current liabilities	706	202
Long term debt	692	867
Deferred income tax and other	591	471
Total liabilities	1,989	1,540
Shareholders’ equity	18,450	16,899
Total liabilities and shareholders’ equity	$20,439	$18,439

STATEMENTS OF INCOME

	0000	0000	0000
Year Ended December 31	2010	2009	2008
(In millions)

Revenues:
Equity in income (loss) of subsidiaries (a)	$1,345	$601	$ (12)
Investment gains		4
Gain on issuance of subsidiary stock			2
Interest and other	134	160	(42)
Total	1,479	765	(52)
Expenses:
Administrative	80	77	82
Interest	55	55	56
Total	135	132	138
	1,344	633	(190)
Income tax (expense) benefit	(56)	(69)	8
Income (loss) from continuing operations	1,288	564	(182)
Discontinued operations, net:
Results of operations			350
Gain on disposal			4,362
Net income	$1,288	$564	$ 4,530

SCHEDULE I

(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF CASH FLOWS

	0000	0000	0000
Year Ended December 31	2010	2009	2008
(In millions)

Operating Activities:
Net income	$1,288	$564	$ 4,530
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations			(4,712)
Undistributed (earnings) losses of affiliates	(630)	418	1,312
Investment gains		(4)	(2)
Provision for deferred income taxes	92	101	(62)
Changes in operating assets and liabilities–net:
Receivables	(16)	21	(2)
Accounts payable and accrued liabilities	(13)	34	5
Federal income taxes	(138)	(84)	40
Trading securities	(1,931)	924	(728)
Other, net	(39)	24	5
	(1,387)	1,998	386

Investing Activities:
Investments and advances to subsidiaries	508	(218)	(2,548)
Change in investments, primarily short term	375	(1,599)	2,156
Redemption of CNA preferred stock	1,000	250
Proceeds from sale of business			263
Other	(1)	(4)	(3)
	1,882	(1,571)	(132)

Financing Activities:
Dividends paid	(105)	(108)	(219)
Issuance of common stock	8	8	4
Purchases of treasury shares	(405)	(334)	(33)
Excess tax benefits from share-based payment arrangements	2	2	2
	(500)	(432)	(246)

Net change in cash	(5)	(5)	8
Cash, beginning of year	5	10	2
Cash, end of year	$-	$5	$ 10

(a)	Cash dividends paid to the Company by affiliates amounted to $712, $947 and $1,263 for the years ended December 31, 2010, 2009 and 2008.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the Year Ended December 31, 2010

Deducted from assets:
Allowance for doubtful accounts	$ 614	$ 1	$ 69	$ 280	(a)	$ 404
Total	$ 614	$ 1	$ 69	$ 280		$ 404

For the Year Ended December 31, 2009

Deducted from assets:
Allowance for doubtful accounts	$ 650	$ 14	$ 9	$ 59		$ 614
Total	$ 650	$ 14	$ 9	$ 59		$ 614

For the Year Ended December 31, 2008

Deducted from assets:
Allowance for doubtful accounts	$ 798	$ 10		$ 158		$ 650
Total	$ 798	$ 10	$ -	$ 158		$ 650

(a)

Primarily due to CNA’s reduction of its allowance for doubtful accounts on billed third party reinsurance receivables and ceded claim and allocated claim adjustment expense reserves by $200 million under the terms of the Loss Portfolio Transfer, as discussed in Note 17 of the Notes to the Consolidated Financial Statements included under Item 8.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

	0000	0000	0000
Consolidated Property and Casualty Operations

December 31		2010	2009
(In millions)

Deferred acquisition costs		$1,079	$1,108
Reserves for unpaid claim and claim adjustment expenses		25,412	26,712
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 7.5%)		1,552	1,595
Unearned premiums		3,203	3,274

Year Ended December 31	2010	2009	2008
(In millions)

Net written premiums	$6,471	$6,713	$7,090
Net earned premiums	6,514	6,720	7,149
Net investment income	2,097	2,110	1,547
Incurred claim and claim adjustment expenses related to current year	4,737	4,788	5,189
Incurred claim and claim adjustment expenses related to prior years	(545)	(241)	(7)
Amortization of deferred acquisition costs	1,387	1,417	1,467
Paid claim and claim adjustment expenses	4,667	4,841	5,327

L-4