Form 10-Q
period 2011-03-31
LOEWS CORP
filed 2011-05-03
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Class	Outstanding at April 22, 2011
Common stock, $0.01 par value	408,821,504 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,188 and $36,677	$38,423	$37,814
Equity securities, cost of $905 and $979	1,025	1,086
Limited partnership investments	3,025	2,814
Other invested assets	133	113
Short term investments	6,026	7,080

Total investments	48,632	48,907
Cash	123	120
Receivables	10,182	10,142
Property, plant and equipment	12,543	12,636
Deferred income taxes	125	289
Goodwill	856	856
Other assets	1,959	1,798
Deferred acquisition costs of insurance subsidiaries	1,098	1,079
Separate account business	449	450

Total assets	$75,967	$76,277

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$25,352	$25,496
Future policy benefits	8,842	8,718
Unearned premiums	3,321	3,203
Policyholders’ funds	165	173

Total insurance reserves	37,680	37,590
Payable to brokers	419	685
Short term debt	197	647
Long term debt	9,296	8,830
Other liabilities	4,481	4,969
Separate account business	449	450

Total liabilities	52,522	53,171

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 415,136,329 and 414,930,507 shares	4	4
Additional paid-in capital	3,671	3,667
Retained earnings	14,919	14,564
Accumulated other comprehensive income (loss)	294	230

	18,888	18,465
Less treasury stock, at cost (4,817,055 and 384,400 shares)	(202)	(15)

Total shareholders’ equity	18,686	18,450
Noncontrolling interests	4,759	4,656

Total equity	23,445	23,106

Total liabilities and equity	$75,967	$76,277

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2011	2010
(In millions, except per share data)

Revenues:
Insurance premiums	$1,615	$1,615
Net investment income	661	617
Investment gains (losses):
Other-than-temporary impairment losses	(20)	(90)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(21)	30

Net impairment losses recognized in earnings	(41)	(60)
Other net investment gains	64	81

Total investment gains	23	21
Contract drilling revenues	789	844
Other	580	616

Total	3,668	3,713

Expenses:
Insurance claims and policyholders’ benefits	1,364	1,308
Amortization of deferred acquisition costs	345	342
Contract drilling expenses	362	305
Other operating expenses	685	732
Interest	151	130

Total	2,907	2,817

Income before income tax	761	896
Income tax expense	(196)	(273)

Net income	565	623
Amounts attributable to noncontrolling interests	(183)	(203)

Net income attributable to Loews Corporation	$382	$420

Basic and diluted net income per share	$0.92	$0.99

Dividends per share	$0.0625	$0.0625

Weighted-average shares outstanding:
Common stock	412.90	422.77
Dilutive potential shares of common stock	0.93	0.87

Total weighted-average shares outstanding assuming dilution	413.83	423.64

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31	2011	2010
(In millions)

Net income	$565	$623

Other comprehensive income (loss)
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	38	25
Net other unrealized gains on investments	23	307

Total unrealized gains on available-for-sale investments	61	332
Unrealized gains (losses) on cash flow hedges	(17)	61
Foreign currency	26	(10)
Pension liability		2

Other comprehensive income	70	385

Comprehensive income	635	1,008

Amounts attributable to noncontrolling interests	(189)	(245)

Total comprehensive income attributable to Loews Corporation	$446	$763

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2010	$21,085	$4	$3,637	$13,693	$(419)	$(16)	$4,186
Sale of subsidiary common units	279		83		1		195
Net income	623			420			203
Other comprehensive income	385				343		42
Dividends paid	(192)			(26)			(166)
Purchase of Loews treasury stock	(197)					(197)
Issuance of Loews common stock	1		1
Stock-based compensation	6		5				1
Other	3		19	(2)			(14)

Balance, March 31, 2010	$21,993	$4	$3,745	$14,085	$(75)	$(213)	$4,447

Balance, January 1, 2011	$23,106	$4	$3,667	$14,564	$230	$(15)	$4,656
Net income	565			382			183
Other comprehensive income	70				64		6
Dividends paid	(124)			(26)			(98)
Purchase of Loews treasury stock	(187)					(187)
Issuance of Loews common stock	4		4
Stock-based compensation	6		5				1
Other	5		(5)	(1)			11

Balance, March 31, 2011	$23,445	$4	$3,671	$14,919	$294	$(202)	$4,759

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2011	2010
(In millions)

Operating Activities:

Net income	$565	$623
Adjustments to reconcile net income to net cash provided by operating activities, net	165	175
Changes in operating assets and liabilities, net:
Reinsurance receivables	123	254
Other receivables	15	(4)
Deferred acquisition costs	(19)	(1)
Insurance reserves	45	(135)
Other liabilities	(297)	(42)
Trading securities	522	(584)
Other, net	10	8

Net cash flow operating activities – total	1,129	294

Investing Activities:

Purchases of fixed maturities	(3,480)	(5,351)
Proceeds from sales of fixed maturities	1,893	2,737
Proceeds from maturities of fixed maturities	965	846
Purchases of equity securities	(34)	(42)
Proceeds from sales of equity securities	128	25
Purchases of property, plant and equipment	(150)	(212)
Deposits for construction of offshore drilling equipment	(309)
Change in short term investments	277	1,628
Change in other investments	(114)	(52)
Other, net	8	10

Net cash flow investing activities – total	(816)	(411)

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Three Months Ended March 31	2011	2010
(In millions)

Financing Activities:

Dividends paid	$(26)	$(26)
Dividends paid to noncontrolling interests	(98)	(166)
Purchases of treasury shares	(188)	(188)
Issuance of common stock	4	1
Proceeds from sale of subsidiary stock	6	333
Principal payments on debt	(913)	(1)
Issuance of debt	904	125
Other, net	(1)	(14)

Net cash flow financing activities – total	(312)	64

Effect of foreign exchange rate on cash	2	(2)

Net change in cash	3	(55)
Cash, beginning of period	120	190

Cash, end of period	$123	$135

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011 and December 31, 2010 and the results of operations, comprehensive income and changes in cash flows for the three months ended March 31, 2011 and 2010.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2010 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted earnings per share on the Consolidated Condensed Statements of Income. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 1.9 million and 2.4 million shares were not included in the diluted weighted average shares amount for the three months ended March 31, 2011 and 2010 due to the exercise price being greater than the average stock price.

2. Investments

Three Months Ended March 31	2011	2010
(In millions)

Net investment income consisted of:

Fixed maturity securities	$506	$510
Short term investments	3	7
Limited partnerships	134	80
Equity securities	6	10
Income from trading portfolio (a)	23	21
Other	4	3

Total investment income	676	631
Investment expenses	(15)	(14)

Net investment income	$661	$617

(a)	Includes net unrealized gains related to changes in fair value on trading securities still held of $21 million and $22 million for the three months ended March 31, 2011 and 2010.

Three Months Ended March 31	2011	2010
(In millions)

Investment gains (losses) are as follows:

Fixed maturity securities	$20	$27
Equity securities		3
Derivative instruments	(1)	(13)
Short term investments	2	3
Other	2	1

Investment gains (a)	$23	$21

(a)	Includes gross realized gains of $93 million and $102 million and gross realized losses of $73 million and $72 million on available-for-sale securities for the three months ended March 31, 2011 and 2010.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2011	2010
(In millions)

Fixed maturity securities available-for-sale:
Asset-backed:
Residential mortgage-backed	$28	$26
Commercial mortgage-backed		2

Total asset-backed	28	28
States, municipalities and political subdivisions		14
Corporate and other bonds	9	18

Total fixed maturities available-for-sale	37	60

Equity securities available-for-sale:
Common stock	3
Preferred stock	1

Total equity securities available-for-sale	4	—

Net OTTI losses recognized in earnings	$41	$60

A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded OTTI losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. CNA follows a consistent and systematic process for determining and recording an OTTI loss. CNA has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA’s Chief Financial Officer. The Impairment Committee is responsible for evaluating all securities in an unrealized loss position on at least a quarterly basis.

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

The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income. In subsequent reporting periods, a change in intent to sell or further credit impairment on a security whose fair value has not deteriorated will cause the non-credit component originally recorded as OTTI in Other comprehensive income to be recognized as an OTTI loss in earnings.

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

The amortized cost and fair values of securities are as follows:

March 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$120	$14		$134
Asset-backed:
Residential mortgage-backed	6,194	91	$209	6,076	$60
Commercial mortgage-backed	1,078	60	28	1,110	(6)
Other asset-backed	886	17	7	896

Total asset-backed	8,158	168	244	8,082	54
States, municipalities and political subdivisions	8,552	176	400	8,328
Foreign government	631	15	1	645
Corporate and other bonds	19,442	1,562	50	20,954
Redeemable preferred stock	48	5	1	52

Fixed maturities available-for-sale	36,951	1,940	696	38,195	54
Fixed maturities, trading	237		9	228

Total fixed maturities	37,188	1,940	705	38,423	54

Equity securities:
Common stock	101	25	1	125
Preferred stock	229	4	2	231

Equity securities available-for-sale	330	29	3	356	—
Equity securities, trading	575	123	29	669

Total equity securities	905	152	32	1,025	—

Total	$38,093	$2,092	$737	$39,448	$54

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$122	$16	$1	$137
Asset-backed:
Residential mortgage-backed	6,255	101	265	6,091	$114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763

Total asset-backed	8,002	159	314	7,847	112
States, municipalities and political subdivisions	8,157	142	410	7,889
Foreign government	602	18		620
Corporate and other bonds	19,503	1,603	70	21,036
Redeemable preferred stock	47	7		54

Fixed maturities available-for-sale	36,433	1,945	795	37,583	112
Fixed maturities, trading	244		13	231

Total fixed maturities	36,677	1,945	808	37,814	112

Equity securities:
Common stock	90	25		115
Preferred stock	332	2	9	325

Equity securities available-for-sale	422	27	9	440	—
Equity securities, trading	557	123	34	646

Total equity securities	979	150	43	1,086	—

Total	$37,656	$2,095	$851	$38,900	$112

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		Greater than 12 Months		Total
March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$2,167	$73	$1,442	$136	$3,609	$209
Commercial mortgage-backed	270	6	263	22	533	28
Other asset-backed	140		61	7	201	7

Total asset-backed	2,577	79	1,766	165	4,343	244
States, municipalities and political subdivisions	2,861	160	624	240	3,485	400
Foreign Government	110	1	18		128	1
Corporate and other bonds	1,920	28	335	22	2,255	50
Redeemable preferred stock			5	1	5	1

Total fixed maturities available-for-sale	7,468	268	2,748	428	10,216	696

Equity securities available-for-sale:
Common stock	8	1			8	1
Preferred stock	76	1	19	1	95	2

Total equity securities available-for-sale	84	2	19	1	103	3

Total	$7,552	$270	$2,767	$429	$10,319	$699

	Less than 12 Months		Greater than 12 Months		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$8	$1			$8	$1
Asset-backed:
Residential mortgage-backed	1,800	52	$1,801	$213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8

Total asset-backed	2,086	56	2,194	258	4,280	314
States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Corporate and other bonds	1,719	34	405	36	2,124	70

Total fixed maturities available-for-sale	7,152	255	3,344	540	10,496	795
Equity securities available-for-sale:
Preferred stock	175	5	70	4	245	9

Total	$7,327	$260	$3,414	$544	$10,741	$804

The amount of pretax net unrealized gains on available-for-sale securities reclassified out of Accumulated other comprehensive income (“AOCI”) into earnings was $21 million and $32 million for the three months ended March 31, 2011 and 2010.

The following table summarizes the activity for the three months ended March 31, 2011 and 2010 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at March 31, 2011 and 2010 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three Months Ended March 31,	2011	2010
(In millions)

Beginning balance of credit losses on fixed maturity securities	$141	$164

Additional credit losses for which an OTTI loss was previously recognized	10	11
Credit losses for which an OTTI loss was not previously recognized	1	5
Reductions for securities sold during the period	(25)	(9)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(14)

Ending balance of credit losses on fixed maturity securities	$113	$171

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

Asset-Backed Securities

The fair value of total asset-backed holdings at March 31, 2011 was $8,082 million which was comprised of 2,072 different securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 147 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

Residential mortgage-backed securities include 159 non-agency structured securities that have at least one trade lot in a gross unrealized loss position. In addition, there were 99 agency mortgage-backed securities guaranteed by agencies of the U.S. Government that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss for residential mortgage-backed securities was approximately 5.3% of amortized cost.

Commercial mortgage-backed securities include 49 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 5.1% of amortized cost. Other asset-backed securities include 16 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 3.4% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

March 31, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government Agencies	$1,758	$1,698	$60
AAA	1,281	1,233	48
AA	406	377	29
A	158	152	6
BBB	223	195	28
Non-investment grade and equity tranches	761	688	73

Total	$4,587	$4,343	$244

The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates and wider than historical bid/ask spreads, and are not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2011.

States, Municipalities and Political Subdivisions

The fair value of total states, municipalities and political subdivisions holdings at March 31, 2011 was $8,328 million. These holdings consist of both tax-exempt and taxable bonds, 71.3% of which are special revenue and assessment bonds, followed by general obligation political subdivision bonds at 19.8% and state general obligation bonds at 8.9%.

The unrealized losses on the Company’s investments in this category are primarily due to the impact of interest rate increases, as well as market conditions for tax-exempt bonds. Securities with maturity dates that exceed 20 years comprise 69.4% of the gross unrealized losses. The holdings for all securities in this category include 534 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 10.3% of amortized cost.

The states, municipalities and political subdivisions securities in a gross unrealized loss position by ratings distribution are as follows:

March 31, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

AAA	$752	$705	$47
AA	2,126	1,885	241
A	908	811	97
BBB	70	57	13
Non-investment grade	29	27	2

Total	$3,885	$3,485	$400

The largest exposures at March 31, 2011 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $104 million and several separate issues of New Jersey transit revenue bonds with gross unrealized losses of $56 million. All of these securities are rated investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2011.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,553	$1,564	$1,515	$1,506
Due after one year through five years	11,449	11,908	11,198	11,653
Due after five years through ten years	9,862	10,280	10,034	10,437
Due after ten years	14,087	14,443	13,686	13,987

Total	$36,951	$38,195	$36,433	$37,583

Investment Commitments

As of March 31, 2011, the Company had committed approximately $193 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of March 31, 2011, the Company had commitments to purchase $208 million and sell $131 million of such investments.

As of March 31, 2011, the Company had mortgage loan commitments of $56 million representing signed loan applications received and accepted. The mortgage loans are recorded once funded.

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

The fair values of CNA’s life settlement contracts are included in Other assets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

March 31, 2011	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$74	$60		$134
Asset-backed:
Residential mortgage-backed		5,338	$738	6,076
Commercial mortgage-backed		1,022	88	1,110
Other asset-backed		451	445	896

Total asset-backed	—	6,811	1,271	8,082
States, municipalities and political subdivisions		8,140	188	8,328
Foreign government	118	527		645
Corporate and other bonds		20,378	576	20,954
Redeemable preferred stock	3	49		52

Fixed maturities available-for-sale	195	35,965	2,035	38,195
Fixed maturities, trading		46	182	228

Total fixed maturities	$195	$36,011	$2,217	$38,423

Equity securities available-for-sale	$203	$123	$30	$356
Equity securities, trading	663		6	669

Total equity securities	$866	$123	$36	$1,025

Short term investments	$5,539	$460	$27	$6,026
Other invested assets		6	9	15
Receivables		56	1	57
Life settlement contracts			127	127
Separate account business	28	382	39	449
Payable to brokers	(73)	(67)	(37)	(177)
Discontinued operations investments, included in Other liabilities	13	56		69

December 31, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$76	$61		$137
Asset-backed:
Residential mortgage-backed		5,324	$767	6,091
Commercial mortgage-backed		920	73	993
Other asset-backed		404	359	763

Total asset-backed	—	6,648	1,199	7,847
States, municipalities and political subdivisions		7,623	266	7,889
Foreign government	115	505		620
Corporate and other bonds		20,412	624	21,036
Redeemable preferred stock	3	48	3	54

Fixed maturities available-for-sale	194	35,297	2,092	37,583
Fixed maturities, trading		47	184	231

Total fixed maturities	$194	$35,344	$2,276	$37,814

Equity securities available-for-sale	288	126	26	440
Equity securities, trading	640		6	646

Total equity securities	$928	$126	$32	$1,086

Short term investments	$6,079	$974	$27	$7,080
Other invested assets			26	26
Receivables		74	2	76
Life settlement contracts			129	129
Separate account business	28	381	41	450
Payable to brokers	(328)	(79)	(23)	(430)
Discontinued operations investments, included in Other liabilities	11	60		71

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

2011	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at March 31
		Included in Net Income	Included in OCI
(In millions)

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$767	$1	$2	$47	$(26)	$(22)		$(31)	$738
Commercial mortgage- backed	73	3	16		(4)				88
Other asset-backed	359	4		200	(87)	(31)			445

Total asset-backed	1,199	8	18	247	(117)	(53)		(31)	1,271
States, municipalities and political subdivisions	266		1			(79)			188
Corporate and other bonds	624	4	(5)	41	(20)	(27)	$9	(50)	576
Redeemable preferred stock	3	3	(3)		(3)				—

Fixed maturities available-for-sale	2,092	15	11	288	(140)	(159)	9	(81)	2,035
Fixed maturities, trading	184	1		1	(4)				182

Total fixed maturities	$2,276	$16	$11	$289	$(144)	$(159)	$9	$(81)	$2,217	$—

Equity securities available-for-sale	$26	$(1)	$(1)	$15	$(9)				$30	$(3)
Equity securities trading	6								6
Short term investments	27			12		$(2)		$(10)	27
Other invested assets	26	2			(19)				9	1
Life settlement contracts	129	3				(5)			127	(1)
Separate account business	41				(2)				39
Derivative financial instruments, net	(21)	(8)	(15)			8			(36)

2010	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at March 31
		Included in Net Income	Included in OCI
(In millions)

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$629	$(10)	$26	$42		$(8)	$679	$(11)
Commercial mortgage-backed	123	(1)	(4)	(5)	$7	(8)	112	(2)
Other asset-backed	348	4	21	(5)			368

Total asset-backed	1,100	(7)	43	32	7	(16)	1,159	(13)
States, municipalities and political subdivisions	756		2	(21)			737
Corporate and other bonds	609	2	29	55	9	(24)	680
Redeemable preferred stock	2		2				4

Fixed maturities available-for-sale	2,467	(5)	76	66	16	(40)	2,580	(13)
Fixed maturities, trading	197	6		13			216	6

Total fixed maturities	$2,664	$1	$76	$79	$16	$(40)	$2,796	$(7)

Equity securities available-for-sale	$11				$2	$(5)	$8
Short term investments					1		1
Life settlement contracts	130	$10		$(9)			131	$3
Separate account business	38			2			40
Discontinued operations investments	16		$1	(2)			15
Derivative financial instruments, net	(48)	(8)	14	15			(27)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.

Fixed Maturity Securities

Level 1 securities include highly liquid government bonds and securities issued by foreign governments for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Level 2 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt and taxable auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities are priced using internal models with inputs that are not market observable.

Derivative Financial Instruments

Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, commodity swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In millions)

Financial assets:
Other invested assets	$118	$119	$87	$86

Financial liabilities:
Premium deposits and annuity contracts	$103	$105	$104	$105
Short term debt	197	197	647	662
Long term debt	9,296	9,770	8,830	9,243

The following methods and assumptions were used in estimating the fair value of these financial assets and liabilities.

The fair values of Other invested assets were based on the present value of the expected future cash flows discounted at the current interest rate for similar financial instruments.

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

The tables below summarize open CDS contracts where the Company sold credit protection as of March 31, 2011 and December 31, 2010. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.

March 31, 2011	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity
(In millions of dollars)

BB-rated	$1	$5	2.2
B-rated		3	1.2

Total	$1	$8	1.9

December 31, 2010

BB-rated	$1	$5	2.5
B-rated		3	1.5

Total	$1	$8	2.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Condensed Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $2 million at March 31, 2011 and December 31, 2010. The fair value of cash collateral received from counterparties was $1 million at March 31, 2011 and December 31, 2010.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio reviewed quarterly. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $100 million at March 31, 2011. HighMount was not required to post any collateral under the governing agreements. At March 31, 2011, HighMount was in compliance with all of its covenants under the derivatives agreements.

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

	March 31, 2011			December 31, 2010

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$1,095		$(64)	$1,095		$(75)
Commodities:
Forwards – short	422	$49	(38)	487	$70	(24)
Foreign exchange:
Currency forwards – short	142	7		140	4

Without hedge designation:

Equity markets:
Options – purchased	208	22		207	30
Options – written	269		(10)	340		(10)
Futures – short	101

Interest rate risk:
Interest rate swaps	5			5		(1)
Credit default swaps – purchased protection	20		(2)	20		(2)
Credit default swaps – sold protection	8	1		8	1

Foreign exchange:
Currency forwards – short	18

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $14 million in notional value while derivative termination activity totaled approximately $23 million during the three months ended March 31, 2011. This activity was primarily attributable to currency forwards. During the three months ended March 31, 2010, new derivative transactions entered into totaled approximately $104 million in notional value while derivative termination activity totaled approximately $149 million. This activity was primarily attributable to credit default swaps and forward commitments for mortgage-backed securities.

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. Changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income.

Three Months Ended March 31	2011	2010

(In millions)

Included in Net investment income:

Equity risk:
Equity options – purchased	$(6)	$(13)
Equity options – written	5	6
Futures – long		1
Futures – short	(2)	(4)
Foreign exchange:
Currency options – short		2
Interest rate risk:
Futures – long		3
Futures – short		3
Other	(1)	(1)

	(4)	(3)

Included in Investment gains (losses):

Interest rate swaps		(26)
Currency forwards – short	(1)
Commodity forwards – short		13

	(1)	(13)

Total	$(5)	$(16)

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of March 31, 2011, approximately 73.3 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. The effective portion of these commodity hedges is reclassified from AOCI into earnings when the anticipated transaction affects earnings. Approximately 57% of these derivatives have settlement dates in 2011 and 34% have settlement dates in 2012. As of March 31, 2011, the estimated amount of net unrealized gains associated with commodity contracts that will be reclassified into earnings during the next twelve months was $19 million. However, these amounts are likely to vary materially as a result of changes in market conditions. Foreign currency forward exchange contracts are used to reduce exposure to future foreign currency expenditures. The effective portion of these hedges is reclassified from AOCI into earnings when the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. As of March 31, 2011, the estimated amount of net unrealized gains associated with these contracts that will be reclassified into earnings over the next twelve months was $7 million. The Company also uses interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. As of March 31, 2011, the estimated amount of net unrealized losses associated with interest rate swaps that will be reclassified into earnings during the next twelve months was $55 million. However, this is likely to vary as a result of changes in LIBOR. For the three months ended March 31, 2011 and 2010, the net amounts recognized due to ineffectiveness were less than $1 million.

As a result of the sale of certain gas producing properties in 2010, HighMount recognized losses of $22 million in Investment gains (losses) in the Consolidated Condensed Statements of Income for the three months ended March 31, 2010, reflecting the reclassification of net derivative losses from AOCI to earnings.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into Income for derivatives designated as cash flow hedges and for de-designated hedges:

Three Months Ended March 31	2011	2010

(In millions)

Amount of gain (loss) recognized in OCI:

Commodities	$(19)	$104
Foreign exchange	5
Interest rate	(2)	(22)

Total	$(16)	$82

Amount of gain (loss) reclassified from AOCI into income:

Commodities	$20	$30
Foreign exchange	2	2
Interest rate	(14)	(46)

Total	$8	$(14)

Location of gain (loss) reclassified from AOCI into income:

Type of cash flow hedge	Consolidated Condensed Statements of Income line items

Commodities	Other revenues and Investment gains (losses)
Foreign exchange	Contract drilling expenses
Interest rate	Interest expense and Investment gains (losses)

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. Short sales resulted in proceeds of $55 million and $308 million with fair value liabilities of $63 million and $317 million at March 31, 2011 and December 31, 2010. These positions are marked to market and investment gains or losses are included in Net investment income in the Consolidated Condensed Statements of Income.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $55 million and $40 million for the three months ended March 31, 2011 and 2010. Catastrophe losses in the first quarter of 2011 related primarily to the event in Japan and domestic winter storms.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other Insurance. Unfavorable net prior year development of $7 million was recorded in the Life & Group Non-Core segment for the three months ended March 31, 2011, compared to favorable net prior year development of $9 million for the same period in 2010. The 2010 favorable net prior year development included favorable reserve development of $24 million arising from a commutation of an assumed reinsurance agreement.

Three Months Ended March 31, 2011	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(7)	$3	$(19)
Pretax (favorable) unfavorable premium development	(7)	(8)	(1)	(16)

Total pretax (favorable) unfavorable net prior year development	$(22)	$(15)	$2	$(35)

Three Months Ended March 31, 2010

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(25)	$(28)	$2	$(51)
Pretax (favorable) unfavorable premium development	(4)	21	(1)	16

Total pretax (favorable) unfavorable net prior year development	$(29)	$(7)	$1	$(35)

CNA Specialty

The following table and discussion provides further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Specialty segment:

Three Months Ended March 31	2011	2010

(In millions)

Medical Professional Liability	$(14)	$(4)
Other Professional Liability	6	(23)
Surety		(2)
Warranty	(10)
Other	3	4

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(25)

2011

Favorable development for medical professional liability was primarily due to favorable loss emergence in aging services, physicians and excess institutions in accident years 2007 and prior.

Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss treaty covering CNA’s non-insurance warranty subsidiary.

2010

Favorable development was primarily due to favorable incurred loss emergence in several professional liability lines of business primarily in accident years 2007 and prior. This favorability was partially offset by unfavorable development in the employee practices liability line driven by higher unemployment, primarily in accident years 2008 and 2009.

CNA Commercial

The following table and discussion provides further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Commercial segment:

Three Months Ended March 31	2011	2010

(In millions)

Commercial Auto	$10	$(9)
General Liability	22	(43)
Workers Compensation	8	10
Property and Other	(47)	14

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(7)	$(28)

2011

Favorable development for property and marine coverages was due to lower than expected frequency in commercial multi-peril coverages primarily in accident year 2010 and a favorable settlement on an individual claim in accident year 2003 in the equipment breakdown book.

The unfavorable development in the general liability coverages is primarily due to two large claim outcomes on umbrella claims in accident year 2001.

2010

Favorable development was recorded in general liability primarily due to favorable emergence in CNA’s European casualty programs in accident years 2000 through 2003. Additional favorable development was recorded in commercial multi-peril coverages, primarily in accident year 2009.

Unfavorable development for property and marine coverages was due to non-catastrophe related commercial multi-peril coverages, primarily in accident year 2009. Favorable development was recorded due to favorable experience in non-catastrophe related property coverages in accident years 2007 and prior.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits

Three Months Ended March 31	2011	2010	2011	2010

(In millions)

Service cost	$7	$6		$1
Interest cost	41	42	$2	3
Expected return on plan assets	(47)	(44)	(1)	(1)
Amortization of unrecognized net loss	7	7	1	1
Amortization of unrecognized prior service benefit			(7)	(6)
Regulatory asset decrease			1	1

Net periodic benefit cost	$8	$11	$(4)	$(1)

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

CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Other Insurance. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other Insurance primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re and asbestos and environmental pollution.

Diamond Offshore’s business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On March 31, 2011, Diamond Offshore’s drilling rigs were located offshore 13 countries in addition to the United States.

HighMount’s business consists primarily of natural gas exploration and production operations located primarily in the Permian Basin in Texas. In the second quarter of 2010, HighMount sold substantially all of its exploration and production assets located in the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. The Michigan and Alabama properties represented approximately 17%, in aggregate, of HighMount’s total proved reserves as of December 31, 2009.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and investment gains (losses) are allocated based on each segment’s carried insurance reserves, as adjusted.

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

Three Months Ended March 31	2011	2010

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$891	$866
CNA Commercial	1,094	1,076
Life and Group Non-Core	326	320
Other Insurance	13	53

Total CNA Financial	2,324	2,315
Diamond Offshore	809	862
HighMount	104	148
Boardwalk Pipeline	311	301
Loews Hotels	80	75
Corporate and other	40	12

Total	$3,668	$3,713

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$216	$216
CNA Commercial	214	164
Life and Group Non-Core	(48)	(21)
Other Insurance	(46)	1

Total CNA Financial	336	360
Diamond Offshore	296	405
HighMount	29	57
Boardwalk Pipeline	82	88
Loews Hotels	3	(1)
Corporate and other	15	(13)

Total	$761	$896

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$122	$123
CNA Commercial	127	101
Life and Group Non-Core	(19)	(3)
Other Insurance	(28)	4

Total CNA Financial	202	225
Diamond Offshore	117	136
HighMount	19	32
Boardwalk Pipeline	33	38
Loews Hotels	2	(1)
Corporate and other	9	(10)

Total	$382	$420

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) - Loews are as follows:

Three Months Ended March 31	2011	2010

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$8	$13
CNA Commercial	17	21
Life and Group Non-Core	(4)	(4)
Other Insurance	1	4

Total CNA Financial	22	34
Corporate and other	1	(13)

Total	$23	$21

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$5	$8
CNA Commercial	9	12
Life and Group Non-Core	(2)	(4)
Other Insurance		3

Total CNA Financial	12	19
Corporate and other		(8)

Total	$12	$11

8. Legal Proceedings

In August 2005, CNA and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (“GEB”). The plaintiffs’ consolidated class action complaint alleges bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the dismissal of their complaint to the Third Circuit Court of Appeals. In August 2010, the Court of Appeals affirmed the District Court’s dismissal of the antitrust claims and the RICO claims against CNA and certain insurance subsidiaries, but vacated the dismissal of one portion of those claims against some other parties and remanded them for further proceedings on motions to dismiss. The Court of Appeals also vacated and remanded the dismissal of the state law claims against CNA and certain insurance subsidiaries and other parties to allow for further proceedings relating to motions to dismiss before the District Court. In November 2010, CNA and certain insurance subsidiaries filed in the district court a motion to dismiss the remaining state law claims pending against them. In March 2011, CNA and certain insurance subsidiaries, along with certain other defendants, entered into a memorandum of settlement understanding with the plaintiffs to settle all claims asserted, or which could have been asserted, in the class action lawsuit. The settlement is subject to negotiation of additional terms, execution of a settlement agreement and court approval of the settlement. As currently structured, the settlement will not have a material impact on the Company’s results of operations.

The Company has been named as a defendant in the following four cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, all of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court initially permitted plaintiff to serve the Company outside the jurisdiction but it cancelled the leave of service in response to the Company’s application, and plaintiff’s appeal is pending. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending. In Luciano vs. Alcoa Inc., et al. (2011, Supreme Court, New York County, New York), the Company filed an answer to plaintiff’s complaint during April 2011 denying any liability to plaintiff in this matter.

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

9. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2011, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2011, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

10. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2011 and December 31, 2010, and consolidating statements of operations information for the three months ended March 31, 2011 and 2010. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

March 31, 2011	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$42,830	$961	$115	$31	$43	$4,652		$48,632
Cash	81	33		4	5			123
Receivables	9,372	573	86	69	45	147	$(110)	10,182
Property, plant and equipment	271	4,233	1,373	6,284	343	39		12,543
Deferred income taxes	578		547				(1,000)	125
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,609	(15,609)	—
Other assets	728	802	26	358	30	15		1,959
Deferred acquisition costs of insurance subsidiaries	1,098							1,098
Separate account business	449							449

Total assets	$55,493	$6,622	$2,731	$6,909	$469	$20,462	$(16,719)	$75,967

Liabilities and Equity:

Insurance reserves	$37,680							$37,680
Payable to brokers	223		$116	$2		$78		419
Short term debt					$22	175		197
Long term debt	2,647	$1,488	1,100	3,270	198	693	$(100)	9,296
Deferred income taxes		518		429	54	545	(1,546)	—
Other liabilities	2,721	599	74	318	13	220	536	4,481
Separate account business	449							449

Total liabilities	43,720	2,605	1,290	4,019	287	1,711	(1,110)	52,522

Total shareholders’ equity	10,092	2,038	1,441	1,791	182	18,751	(15,609)	18,686
Noncontrolling interests	1,681	1,979		1,099				4,759

Total equity	11,773	4,017	1,441	2,890	182	18,751	(15,609)	23,445

Total liabilities and equity	$55,493	$6,622	$2,731	$6,909	$469	$20,462	$(16,719)	$75,967

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$42,655	$1,055	$128	$52	$57	$4,960		$48,907
Cash	77	22	2	7	10	2		120
Receivables	9,224	671	109	71	33	169	$(135)	10,142
Property, plant and equipment	286	4,291	1,350	6,326	347	36		12,636
Deferred income taxes	699		548				(958)	289
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,314	(15,314)	—
Other assets	724	678	27	339	24	6		1,798
Deferred acquisition costs of insurance subsidiaries	1,079							1,079
Separate account business	450							450

Total assets	$55,280	$6,737	$2,748	$6,958	$474	$20,487	$(16,407)	$76,277

Liabilities and Equity:

Insurance reserves	$37,590							$37,590
Payable to brokers	239		$115	$2		$329		685
Short term debt	400				$72	175		647
Long term debt	2,251	$1,487	1,100	3,252	148	692	$(100)	8,830
Deferred income taxes		533		410	54	522	(1,519)	—
Other liabilities	2,877	831	93	372	21	249	526	4,969
Separate account business	450							450

Total liabilities	43,807	2,851	1,308	4,036	295	1,967	(1,093)	53,171

Total shareholders’ equity	9,838	1,972	1,440	1,815	179	18,520	(15,314)	18,450
Noncontrolling interests	1,635	1,914		1,107				4,656

Total equity	11,473	3,886	1,440	2,922	179	18,520	(15,314)	23,106

Total liabilities and equity	$55,280	$6,737	$2,748	$6,958	$474	$20,487	$(16,407)	$76,277

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2011	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,615							$1,615
Net investment income	620					$41		661
Intercompany interest and dividends						155	$(155)	—
Investment gains	22	$1						23
Contract drilling revenues		789						789
Other	67	20	$104	$311	$80	1	(3)	580

Total	2,324	810	104	311	80	197	(158)	3,668

Expenses:

Insurance claims and policyholders’ benefits	1,364							1,364
Amortization of deferred acquisition costs	345							345
Contract drilling expenses		362						362
Other operating expenses	224	129	63	181	75	16	(3)	685
Interest	55	22	12	48	2	14	(2)	151

Total	1,988	513	75	229	77	30	(5)	2,907

Income before income tax	336	297	29	82	3	167	(153)	761
Income tax expense	(103)	(56)	(10)	(21)	(1)	(5)		(196)

Net income	233	241	19	61	2	162	(153)	565
Amounts attributable to noncontrolling interests	(31)	(124)		(28)				(183)

Net income attributable to Loews Corporation	$202	$117	$19	$33	$2	$162	$(153)	$382

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,615							$1,615
Net investment income	590	$1				$26		617
Intercompany interest and dividends						237	$(237)	—
Investment gains (losses)	34		$(13)					21
Contract drilling revenues		844						844
Other	76	17	148	$301	$75	(1)		616

Total	2,315	862	135	301	75	262	(237)	3,713

Expenses:

Insurance claims and policyholders’ benefits	1,308							1,308
Amortization of deferred acquisition costs	342							342
Contract drilling expenses		305						305
Other operating expenses	269	130	72	176	74	11		732
Interest	36	22	19	37	2	16	(2)	130

Total	1,955	457	91	213	76	27	(2)	2,817

Income (loss) before income tax	360	405	44	88	(1)	235	(235)	896
Income tax expense	(103)	(125)	(20)	(23)		(2)		(273)

Net income (loss)	257	280	24	65	(1)	233	(235)	623
Amounts attributable to noncontrolling interests	(32)	(144)		(27)				(203)

Net income (loss) attributable to Loews Corporation	$225	$136	$24	$38	$(1)	$233	$(235)	$420

11. Subsequent Event

On April 21, 2011, CNA announced that it signed a definitive merger agreement with CNA Surety Corporation (“CNA Surety”) pursuant to which it will commence a tender offer to acquire all of the outstanding shares of common stock of CNA Surety that are not currently owned by CNA for $26.55 per share in cash. Based on the offer price, the aggregate purchase price will be approximately $475 million. The amount paid to acquire the common shares of CNA Surety not owned by CNA above the $425 million currently recorded as noncontrolling interest will be recorded as a decrease to shareholders’ equity. The tender offer will be conditioned upon, among other things, acceptance by the holders of a majority of the publicly held shares of CNA Surety. Subject to the satisfaction of the foregoing, it is currently anticipated that the transaction will be completed by the end of the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

—

exploration, production and marketing of natural gas, natural gas liquids (predominantly ethane and propane) and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

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

Consolidated Financial Results

Net income for the first quarter of 2011 amounted to $382 million, or $0.92 per share, compared to $420 million, or $0.99 per share, in the first quarter of 2010. Income before net investment gains for the first quarter of 2011 was $370 million compared to $409 million in the first quarter of 2010.

Net income in 2011 includes lower earnings at Diamond Offshore reflecting reduced dayrates and utilization and slightly lower earnings at CNA.

Book value per share increased to $45.54 at March 31, 2011 compared to $44.51 at December 31, 2010.

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

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Form 10-K for the year ended December 31, 2010 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results, net income (loss) and net results reflect amounts attributable to Loews Corporation.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2011 and 2010 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2011	2010
(In millions)

Revenues:
Insurance premiums	$1,615	$1,615
Net investment income	620	590
Investment gains	22	34
Other revenue	67	76

Total	2,324	2,315

Expenses:
Insurance claims and policyholders’ benefits	1,364	1,308
Amortization of deferred acquisition costs	345	342
Other operating	224	269
Interest	55	36

Total	1,988	1,955

Income before income tax	336	360
Income tax expense	(103)	(103)

Net income	233	257
Amounts attributable to noncontrolling interests	(31)	(32)

Net income attributable to Loews Corporation	$202	$225

Net income decreased $23 million for the three months ended March 31, 2011 as compared with the 2010 period. Investment gains decreased $12 million ($7 million after tax and noncontrolling interests) and Insurance claims and policyholders’ benefits increased $56 million, primarily due to the favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement and higher catastrophe losses in 2011. These amounts were partially offset by a $30 million increase in Net investment income. See the Investments section of this MD&A for further discussion of net investment results and net investment income. Additionally, expenses in 2010 were unfavorably impacted by information technology (“IT”) costs.

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

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

Three Months Ended March 31	2011	2010
(In millions, except %)

Net written premiums	$739	$656
Net earned premiums	669	654
Net investment income	160	147
Net operating income	117	115
Net realized investment gains	5	8
Net income	122	123

Ratios:
Loss and loss adjustment expense	64.2%	61.5%
Expense	30.6	30.8
Dividend	0.1	0.2

Combined	94.9%	92.5%

Net written premiums for CNA Specialty increased $83 million for the three months ended March 31, 2011 as compared with the same period in 2010. This increase was primarily driven by new business across CNA’s Professional & Management Liability lines of business. Net earned premiums increased $15 million as compared to the same period in 2010, consistent with modest increases in net written premiums in recent quarters.

CNA Specialty’s average rate was flat for the three months ended March 31, 2011, as compared to a decrease of 1% for the three months ended March 31, 2010 for the policies that renewed in each period. Retention rates of 85% and 86% were achieved for those policies that were available for renewal in each period.

Net income decreased $1 million and net operating income improved $2 million for the three months ended March 31, 2011 as compared with the same period in 2010.

The combined ratio increased 2.4 points for the three months ended March 31, 2011 as compared with the same period in 2010. The loss ratio increased 2.7 points, primarily due to the impact of a higher current accident year loss ratio and decreased favorable net prior year development. The expense ratio decreased 0.2 points, primarily due to the impact of IT costs incurred in the first quarter of 2010.

Favorable net prior year development of $22 million was recorded for the three months ended March 31, 2011, compared to favorable net prior year development of $29 million for the same period in 2010. Further information on CNA Specialty’s net prior year development for the three months ended March 31, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	March 31, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$2,304	$2,341
Gross IBNR Reserves	4,584	4,452

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,888	$6,793

Net Case Reserves	$1,971	$1,992
Net IBNR Reserves	4,025	3,926

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,996	$5,918

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

Three Months Ended March 31	2011	2010

(In millions, except %)

Net written premiums	$828	$829
Net earned premiums	802	816
Net investment income	261	221
Net operating income	118	89
Net realized investment gains	9	12
Net income	127	101

Ratios:
Loss and loss adjustment expense	75.3%	74.1%
Expense	32.6	35.6
Dividend	(0.2)	0.1

Combined	107.7%	109.8%

Net written premiums for CNA Commercial decreased $1 million for the three months ended March 31, 2011 as compared with the same period in 2010. Although premiums written continue to be impacted by decreased insured exposures, including negative audit premium, the trend has improved. However, these conditions, along with the competitive market, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $14 million for the three months ended March 31, 2011 as compared with the same period in 2010, for the same reasons listed above.

CNA Commercial’s average rate increased 2% for the three months ended March 31, 2011, as compared with an increase of 1% for the three months ended March 31, 2010 for the policies that renewed in each period. Retention rates of 79% and 78% were achieved for those policies that were available for renewal in each period.

Net income improved $26 million and net operating income improved $29 million for the three months ended March 31, 2011 as compared with the same period in 2010. The increase in net operating income was primarily due to higher net investment income, driven by favorable limited partnership income, and decreased expenses, partially offset by higher catastrophe losses.

The combined ratio improved 2.1 points for the three months ended March 31, 2011 as compared with the same period in 2010. The loss ratio increased 1.2 points, primarily due to increased catastrophe losses and less favorable impacts from development-related items, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $53 million, or 6.6 points of the loss ratio, for the three months ended March 31, 2011, as compared to $38 million, or 4.7 points of the loss ratio, for the same period in 2010. Catastrophe losses in the first quarter of 2011 related primarily to the event in Japan and domestic winter storms.

The expense ratio improved 3.0 points for the three months ended March 31, 2011 as compared with the same period in 2010, primarily due to the favorable impact of recoveries on insurance receivables written off in prior years and the impact of IT costs incurred in the first quarter of 2010.

Favorable net prior year development of $15 million was recorded for the three months ended March 31, 2011, compared to favorable net prior year development of $7 million for the same period in 2010. Further information on CNA Commercial net prior year development for the three months ended March 31, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	March 31, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$6,413	$6,390
Gross IBNR Reserves	5,970	6,132

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,383	$12,522

Net Case Reserves	$5,412	$5,349
Net IBNR Reserves	5,156	5,292

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,568	$10,641

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core:

Three Months Ended March 31	2011	2010

(In millions)

Net earned premiums	$144	$145
Net investment income	188	175
Net operating income (loss)	(17)	1
Net realized investment losses	(2)	(4)
Net loss	(19)	(3)

Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended March 31, 2011 as compared with the same period in 2010. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss increased $16 million for the three months ended March 31, 2011 as compared with the same period in 2010. This increase was primarily due to the $14 million (after tax and noncontrolling interests) favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement and less favorable performance on CNA’s remaining pension deposit business, partially offset by lower expenses. In 2010, expenses were unfavorably impacted by IT costs.

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA may record an additional pretax liability in Policyholders’ funds based on the results of the investments supporting this business. During the first quarter of 2010, CNA decreased this pretax liability by $13 million. During the first quarter of 2011, CNA decreased this pretax liability by $2 million. As of March 31, 2011, there was no additional liability in Policyholders’ funds for these separate account investment contracts.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including asbestos and environmental pollution (“A&EP”) and intrasegment eliminations:

Three Months Ended March 31	2011	2010

(In millions)

Net investment income	$11	$47
Net operating income (loss)	(28)	1
Net realized investment gains		3
Net income (loss)	(28)	4

Net loss increased $32 million for the three months ended March 31, 2011 as compared with the same period in 2010, driven by lower net investment income partially offset by lower net incurred claims, both resulting from the Loss Portfolio Transfer consummated in the third quarter of 2010. Under the Loss Portfolio Transfer CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement. As a result of that transaction, the investment income allocated to the Other Insurance segment decreased because of the lower net reserve base and associated risk capital. Claim adjustment expenses are lower because the counterparty to the Loss Portfolio Transfer is responsible for A&EP claim handling.

Additionally, net loss increased due to higher interest expense and decreased net realized investment results. The increase in interest expense primarily relates to the use of debt to fund a portion of the 2010 redemption of CNA’s preferred stock.

Unfavorable net prior year development of $2 million was recorded for the three months ended March 31, 2011, compared to unfavorable net prior year development of $1 million for the same period of 2010.

The following table summarizes the gross and net carried reserves for the Other Insurance segment:

	March 31, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$1,390	$1,430
Gross IBNR Reserves	1,934	2,012

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,324	$3,442

Net Case Reserves	$457	$461
Net IBNR Reserves	244	257

Total Net Carried Claim and Claim Adjustment Expense Reserves	$701	$718

Diamond Offshore

Recent Developments

On October 12, 2010, the U.S. government lifted the ban on certain drilling activities in the U.S. Gulf of Mexico (“GOM”). All drilling in the GOM is now subject to compliance with enhanced safety requirements set forth in Notices to Lessees (“NTL”) 2010-N05 or 2010-N06, both of which were implemented during the drilling ban. Additionally, all drilling in the GOM is required to comply with the Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (“Drilling Safety Rule”) and the Workplace Safety Rule on Safety and Environmental Management Systems, as well as NTL 2010-N10 (known as the Compliance and Review NTL). Diamond Offshore continues to evaluate these new measures to ensure that its rigs and equipment are in full compliance, where applicable. Additional requirements could be forthcoming based on further recommendations by regulatory agencies continuing to investigate the Macondo well incident that occurred on April 20, 2010. Diamond Offshore is not able to predict the likelihood, nature or extent of any additional rulemaking. During the first quarter of 2011, the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) began issuing a limited number of new drilling permits. However, Diamond Offshore is not able to predict when or if the pace of permitting in the GOM will return to pre-Macondo levels.

It has been reported that the industry currently has approximately 35 floating rigs in the GOM that have been impacted by the regulatory uncertainty that has followed the Macondo incident and that five floating rigs have left the GOM since the imposition of the moratorium in 2010, two of which rigs were Diamond Offshore’s. As of the date of this report, Diamond Offshore has three semisubmersible rigs under contract in the GOM, including the Ocean Monarch, whose contract the operator has sought to terminate, as well as two jack-up rigs, both of which are under contract. Given the continuing uncertainty with respect to drilling activity in the GOM, Diamond Offshore’s customers may seek to move additional rigs to locations outside of the GOM or to perform activities which are allowed under the enhanced safety requirements.

Diamond Offshore is continuing to actively seek international opportunities to employ its rigs outside the GOM. However, Diamond Offshore can provide no assurance that it will be successful in its efforts to employ its remaining impacted rigs in the GOM in the near term. In addition, given the ongoing uncertainty in the GOM with respect to drilling activity and other industry factors, Diamond Offshore has cold stacked two intermediate semisubmersible rigs and four jack-up rigs in the GOM.

While dayrates Diamond Offshore receives for new contracts are no longer at the peak levels achieved at the height of the most recent up-cycle, improving oil prices, which have climbed as high as $112 per barrel since 2011 began, appear to be supporting demand for Diamond Offshore’s equipment. As a result, dayrates for Diamond Offshore’s international floater rigs appear to have stabilized, although demand for Diamond Offshore’s services has not risen sufficiently to provide significant pricing power on new contracts. Additionally, the continuing regulatory uncertainty in the GOM could cause Diamond Offshore or others to move additional rigs out of the GOM to international locations. If Diamond Offshore, or others, move a large number of additional rigs out of the GOM to international locations, the increased supply of available rigs entering the international market, coupled with un-contracted new-build rigs scheduled for delivery between now and the end of 2011, could create downward pressure on dayrates unless demand improves sufficiently to absorb the new supply.

Since December 31, 2010 through April 27, 2011, Diamond Offshore has entered into 17 new drilling contracts totaling approximately $254 million in backlog and ranging in duration from one well to a 430-day term. As of April 18, 2011, Diamond Offshore’s contract backlog was approximately $6.1 billion, of which its contracts in the GOM represented approximately $133 million, or 2.2%, of Diamond Offshore’s total contract backlog, excluding any contract backlog attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.

Effective May 1, 2011, Diamond Offshore has renewed its principal insurance coverages. While coverage and policy limits for physical damage insurance are similar to its previous policy, the availability of liability coverage in the insurance market has contracted resulting in a decrease in Diamond Offshore’s policy limits for marine liability insurance. Diamond Offshore believes, however, that the policy limits for its marine liability insurance remain within the range that is customary for companies of its size in the offshore drilling industry, and at levels Diamond Offshore believes to be appropriate for its business.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of April 18, 2011 and February 1, 2011 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2010). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 18, 2011	February 1, 2011
(In millions)

High specification floaters (a)	$3,540	$3,838
Intermediate semisubmersible rigs (b)	2,452	2,700
Jack-ups (c)	111	107

Total	$6,103	$6,645

(a)	Contract drilling backlog as of April 18, 2011 for Diamond Offshore’s high specification floaters includes (i) $2.8 billion attributable to contracted operations offshore Brazil for the years 2011 to 2016, and (ii) $112 million attributable to contracted operations in the GOM during 2011.
(b)	Contract drilling backlog as of April 18, 2011 for intermediate semisubmersible rigs includes (i) $1.9 billion attributable to contracted operations offshore Brazil for the years 2011 to 2015, and (ii) $18 million attributable to contracted operations in the GOM during 2011.
(c)	Contract drilling backlog as of April 18, 2011 for jack-ups includes (i) $51 million attributable to contracted operations offshore Brazil for the years 2011 to 2012, and (ii) $3 million attributable to contracted operations in the GOM during 2011.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of April 18, 2011.

Year Ended December 31	Total	2011 (a)	2012	2013	2014 - 2016
(In millions)

High specification floaters (b)	$3,540	$1,126	$1,064	$631	$719
Intermediate semisubmersible rigs (c)	2,452	882	827	428	315
Jack-ups (d)	111	97	14

Total	$6,103	$2,105	$1,905	$1,059	$1,034

(a)	Represents a nine month period beginning April 1, 2011.
(b)	Contract drilling backlog as of April 18, 2011 for high specification floaters includes (i) $630 million, $799 million and $613 million for the years 2011 to 2013, and $720 million in the aggregate for the years 2014 to 2016, attributable to contracted operations offshore Brazil, and (ii) $112 million for 2011 attributable to contracted operations in the GOM.
(c)	Contract drilling backlog as of April 18, 2011 for intermediate semisubmersible rigs includes (i) $559 million, $700 million and $371 million for the years 2011 to 2013, and $315 million in the aggregate for the years 2014 to 2016, attributable to contracted operations offshore Brazil, and (ii) $18 million for 2011 attributable to contracted operations in the GOM.
(d)	Contract drilling backlog as of April 18, 2011 for jack-ups includes (i) $37 million and $14 million for years 2011 and 2012, attributable to contracted operations offshore Brazil, and (ii) $3 million for 2011 attributable to contracted operations in the GOM.

The following table reflects the percentage of rig days committed by year as of April 18, 2011. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year).

Year Ended December 31	2011 (a) (b)	2012 (b)	2013	2014 - 2016

High specification floaters	81.0%	62.0%	34.0%	13.0%
Intermediate semisubmersible rigs	67.0%	44.0%	22.0%	5.0%
Jack-ups	35.0%	2.0%

(a)	Represents a nine month period beginning April 1, 2011.
(b)	Includes approximately 550 and 403 scheduled shipyard, survey and mobilization days for 2011 and 2012.

Dayrate and Utilization Statistics

Three Months Ended March 31,	2011	2010

Revenue earning days (a)
High specification floaters	1,017	940
Intermediate semisubmursible rigs	1,368	1,333
Jack-ups	555	792

Utilization (b)
High specification floaters	80.7%	78.1%
Intermediate semisubmursible rigs	80.0%	78.0%
Jack-ups	47.4%	62.9%

Average daily revenue (c)
High specification floaters	$339,422	$399,800
Intermediate semisubmursible rigs	272,628	279,032
Jack-ups	82,194	100,323

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2011 and 2010, as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2011	2010

(In millions)

Revenues:
Contract drilling	$789	$844
Net investment income		1
Investment gains	1
Other revenue	20	17

Total	810	862

Expenses:
Contract drilling	362	305
Other operating	129	130
Interest	22	22

Total	513	457

Income before income tax	297	405
Income tax expense	(56)	(125)

Net income	241	280
Amounts attributable to noncontrolling interests	(124)	(144)

Net income attributable to Loews Corporation	$117	$136

Contract drilling revenues decreased $55 million, or 6.5%, for the three months ended March 31, 2011 compared to 2010, as a result of a decline in dayrates earned across Diamond Offshore’s fleet, primarily by its high specification floaters and jack-ups. Average utilization for Diamond Offshore’s overall fleet decreased from 74.0% during the first quarter of 2010 to 71.0% during the first quarter of 2011. Revenue generated by Diamond Offshore’s domestic and international floater rigs decreased an aggregate $24 million, or 3.0%, and revenue for Diamond Offshore’s combined jack-up fleet decreased $31 million, or 40.0%, during the first quarter of 2011 compared to the first quarter of 2010. In February 2011, Diamond Offshore cold stacked an intermediate semisubmersible rig in Malaysia, which had previously operated offshore Australia. However, the two newest additions to Diamond Offshore’s floater fleet, the Ocean Courage and Ocean Valor, which began operating under contract late in the first quarter and in the fourth quarter of 2010, contributed incremental revenue of $55 million during the first quarter of 2011.

Revenues from high specification floaters decreased $22 million for the three months ended March 31, 2011 as compared to 2010. This decrease was primarily due to a $61 million decrease in dayrates, partially offset by a $31 million increase in utilization and a $8 million increase in amortized mobilization costs. Revenue earning days increased from 940 for the three months ended March 31, 2010 to 1,017 for the 2011 period, primarily due to the Ocean Valor which began operating under contract in the fourth quarter of 2010.

Revenues from intermediate semisubmersible rigs decreased $1 million for the three months ended March 31, 2011 as compared to 2010, primarily due to decreased dayrates of $9 million and decreased amortized mobilization costs of $2 million, offset by a $10 million increase in utilization.

Revenues from jack-up rigs decreased $32 million for the three months ended March 31, 2011 as compared to 2010, primarily due to decreased utilization of $24 million, which decreased from 62.9% in 2010 to 47.4% in 2011, and decreased dayrates of $10 million. Revenue earning days decreased by 237, mainly due to the sale of the Ocean Shield in July 2010 and cold stacking of the Ocean Spartan in September 2010.

Net income decreased $19 million for the three months ended March 31, 2011 as compared to 2010, primarily due to an increase in Contract drilling expense and a decrease in Contract drilling revenues, partially offset by a decrease in Income tax expense. Contract drilling expense increased $57 million and included normal operating costs for the Ocean Courage and Ocean Valor, as well as increased amortized mobilization costs and higher costs associated with rigs operating internationally rather than domestically.

Diamond Offshore’s effective tax rate decreased for the three months ended March 31, 2011 as compared with 2010. The lower effective tax rate in the current quarter is partially the result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, as well as the mix of international tax jurisdictions in which Diamond Offshore operates. Also contributing to the lower effective tax rate in the current quarter was the impact of a tax law provision that expired at the end of 2009 but was subsequently signed back into law in December 2010. This provision allows Diamond Offshore to defer recognition of certain foreign earnings for U.S. income tax purposes. The extension of this tax law provision and Diamond Offshore’s decisions in the fourth quarter of 2010 and the first quarter of 2011 to build two new drillships overseas, caused Diamond Offshore to reassess its intent to repatriate certain foreign earnings to the U.S. It is now Diamond Offshore’s intent to reinvest those earnings internationally. Consequently, Diamond Offshore was able to defer the recognition of certain of its foreign earnings for U.S. income tax purposes in the first quarter of 2011 that it was unable to defer during the first quarter of 2010.

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

HighMount’s revenues, profitability and future growth depend substantially on natural gas and NGL prices and HighMount’s ability to increase its natural gas and NGL production. In recent years, there has been significant price volatility in natural gas and NGL prices due to a variety of factors HighMount cannot control or predict. These factors, which include weather conditions, political and economic events and competition from other energy sources, impact supply and demand for natural gas, which determines the pricing. In addition, the price HighMount realizes for its gas production is affected by HighMount’s hedging activities as well as locational differences in market prices. The level of natural gas production is dependent upon HighMount’s ability to realize attractive returns on its capital investment program. Returns are affected by commodity prices, capital and operating costs.

Since 2008, natural gas prices have declined significantly. Consequently, HighMount reduced its drilling program in 2010, which continues to negatively impact HighMount’s 2011 production volumes and revenues.

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

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31	2011	2010

Gas production (Bcf)	11.6	17.6
Gas sales (Bcf)	10.9	16.2
Oil production/sales (Mbbls)	60.6	60.9
NGL production/sales (Mbbls)	702.8	734.4
Equivalent production (Bcfe)	16.1	22.4
Equivalent sales (Bcfe)	15.5	21.0

Average realized prices without hedging results:
Gas (per Mcf)	$3.95	$5.22
NGL (per Bbl)	47.90	43.82
Oil (per Bbl)	87.28	74.19
Equivalent (per Mcfe)	5.30	5.78

Average realized prices with hedging results:
Gas (per Mcf)	$6.41	$7.16
NGL (per Bbl)	38.79	34.43
Oil (per Bbl)	87.28	74.19
Equivalent (per Mcfe)	6.61	6.95

Average cost per Mcfe:
Production expenses	$1.21	$1.09
Production and ad valorem taxes	0.44	0.37
General and administrative expenses	0.67	0.54
Depletion expense	1.12	0.89

Results of Operations

The following table summarizes the results of operations for HighMount for the three months ended March 31, 2011 and 2010, as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1.

Three Months Ended March 31	2011	2010

(In millions)

Revenues:
Other revenue, primarily operating	$104	$148
Investment losses		(13)

Total	104	135

Expenses:
Operating	63	72
Interest	12	19

Total	75	91

Income before income tax	29	44
Income tax expense	(10)	(20)

Net income attributable to Loews Corporation	$19	$24

HighMount’s operating revenues decreased $44 million for the three months ended March 31, 2011 as compared with the 2010 period. Operating revenues decreased by $36 million due to the sale of HighMount’s assets in Michigan and Alabama in the second quarter of 2010. Permian Basin operating revenues decreased by $8 million on sales volumes of 15.5 Bcfe in the first quarter of 2011 compared to 16.6 Bcfe in 2010. Average prices realized per Mcfe for Permian Basin sales were $6.61 in the first quarter of 2011 compared to $6.63 in the 2010 period. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity.

HighMount had hedges in place as of March 31, 2011 that cover approximately 72% and 40% of total estimated 2011 and 2012 natural gas equivalent production at a weighted average price of $6.31 and $5.64 per Mcfe.

Operating expenses decreased by $9 million to $63 million for the first quarter of 2011, compared to $72 million for the 2010 period. The decline reflects a $15 million decrease related to the sale of HighMount’s assets in Michigan and Alabama, partially offset by a $3 million increase in production expenses in the Permian Basin due to increased well maintenance and other efforts to increase production, as well as a $3 million increase in DD&A expenses in the Permian Basin.

DD&A expenses were $23 million and $26 million for the three months ended March 31, 2011 and 2010. This reflects a $6 million decrease due to the sale of HighMount’s assets in Michigan and Alabama, partly offset by a $3 million increase of DD&A expenses in the Permian Basin due to negative reserve revisions in December 2010 and projected 2011 capital activity.

Boardwalk Pipeline

Boardwalk Pipeline’s ability to market available transportation capacity is impacted by demand for natural gas, competition from other pipelines, natural gas price volatility, the price differential between physical locations on its pipeline systems (basis spreads), economic conditions and other factors. Over the past several years, new sources of natural gas have been identified throughout the U.S. and new pipeline infrastructure has been developed, which has led to changes in pricing dynamics between supply basins, pooling points and market areas and an overall weakening of basis spreads across Boardwalk Pipeline’s pipeline systems. Under these market conditions, marketing available capacity and renewing expiring contracts have become more difficult and Boardwalk Pipeline’s ability to renew some of its expiring contracts at attractive rates and its revenues from interruptible and short term firm transportation services have been negatively impacted.

As of March 31, 2011, substantial portion of Boardwalk Pipeline’s operating capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 5.9 years. However, an important aspect of Boardwalk Pipeline’s business is its ability to market available short term firm or interruptible transportation capacity and renew existing longer term transportation contracts. Boardwalk Pipeline actively markets available capacity, which includes reserved capacity not fully utilized. The revenues Boardwalk Pipeline will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed above.

Boardwalk Pipeline’s ability to market available storage capacity and parking and lending (“PAL”) is impacted by many of the factors indicated above, as well as natural gas price differentials between time periods, such as winter to summer (time period price spreads). These time period price spreads have declined over the 2010 period and have resulted in a significant reduction in Boardwalk Pipeline’s PAL and interruptible storage revenues for the first quarter of 2011 as compared to the first quarter of 2010.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2011	2010
(In millions)

Revenues:
Other revenue, primarily operating	$311	$301

Total	311	301

Expenses:
Operating	181	176
Interest	48	37

Total	229	213

Income before income tax	82	88
Income tax expense	(21)	(23)

Net income	61	65
Amounts attributable to noncontrolling interests	(28)	(27)

Net income attributable to Loews Corporation	$33	$38

Total revenues increased $10 million for the three months ended March 31, 2011, compared to the same period in 2010. Gas transportation revenues, excluding fuel, increased $24 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating the Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $8 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $6 million primarily due to lower natural gas prices.

Operating expenses increased $5 million for the three months ended March 31, 2011, compared to the same period in 2010. The increase includes an expense of $5 million, representing an insurance deductible associated with replacing compressor assets and higher depreciation and property taxes of $3 million associated with an increase in the asset base. These increases were partially offset by lower fuel costs of $6 million primarily due to lower natural gas prices. Interest expense increased by $11 million, for the three months ended March 31, 2011, primarily from a $7 million loss on the early extinguishment of debt and $3 million resulting from higher average interest rates on Boardwalk Pipeline’s long term debt.

Net income decreased $5 million for the three months ended March 31, 2011, compared to the same period in 2010 due to lower PAL and storage revenues, increased operating expenses and higher interest expense. These negative impacts were partially offset by higher gas transportation revenues from increased capacities resulting from the completion of several compression projects in 2010 and operating the Fayetteville Lateral at its design capacity.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2011	2010
(In millions)

Revenues:
Other revenue, primarily operating	$80	$75

Total	80	75

Expenses:
Operating	75	74
Interest	2	2

Total	77	76

Income (loss) before income tax	3	(1)
Income tax expense	(1)

Net income (loss) attributable to Loews Corporation	$2	$(1)

Revenues increased $5 million, or 6.7%, for the three months ended March 31, 2011 as compared to the 2010 period. Net income amounted to $2 million for the three months ended March 31, 2011 as compared to a net loss of $1 million for the 2010 period.

Revenue per available room increased $7.42 to $152.07 for the three months ended March 31, 2011 as compared to the 2010 period. The increase in revenue per available room reflects improving occupancy and average room rates. Occupancy rates increased to 67.6% in the three months ended March 31, 2011, from 65.3% in the 2010 period. Average room rates increased by $3.59, or 1.6%, in the three months ended March 31, 2011, compared to the 2010 period.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

The improvement in operating results is primarily due to performance of the Orlando properties and the increase in revenue per available room.

Corporate and Other

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expense and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2011	2010
(In millions)

Revenues:
Net investment income	$41	$26
Other	1	(1)

Total	42	25

Expenses:
Operating	16	11
Interest	14	14

Total	30	25

Income before income tax	12	—
Income tax expense	(5)	(2)

Net income (loss) attributable to Loews Corporation	$7	$(2)

Revenues increased by $17 million for the three months ended March 31, 2011 as compared to the 2010 period. The change in revenues is primarily attributable to higher invested assets and increased returns on equity based investments.

Net income amounted to $7 million for the three months ended March 31, 2011 as compared to a net loss of $2 million for the 2010 period. This change was due primarily to the change in revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.

For the three months ended March 31, 2011, net cash provided by operating activities was $112 million as compared with net cash provided by operating activities of $364 million for the same period in 2010. Cash provided by operating activities was unfavorably impacted by decreased investment income receipts in the first quarter of 2011 as compared with the same period in 2010. The first quarter of 2010 included significant receipts relating to returns on limited partnerships. Additionally, paid losses were higher in the first quarter of 2011 as compared to the same period in 2010. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2011 operating cash flows increased by $6 million related to net cash inflows primarily from sales of trading securities as compared to an increase of $99 million during 2010.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2011, net cash used by investing activities was $74 million as compared with net cash used by investing activities of $369 million for the same period in 2010. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the three months ended March 31, 2011, net cash used by financing activities was $36 million as compared with $38 million for the same period in 2010. In the first quarter of 2011 CNA issued $400 million of 5.75% senior notes due August 15, 2021 and used the net proceeds of the offering, together with cash on hand, to redeem the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, along with a call premium.

Dividends

On March 2, 2011, CNA paid a quarterly dividend of $0.10 per share to shareholders of record on February 16, 2011. On April 29, 2011, CNA declared a quarterly dividend of $0.10 per share, payable June 1, 2011 to shareholders of record on May 16, 2011. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

Liquidity

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. There are currently no amounts outstanding under CNA’s revolving credit facility, which provides for a total commitment of up to $250 million.

CNA Surety

As discussed in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1, on April 21, 2011, CNA announced that it signed a definitive merger agreement with CNA Surety Corporation (“CNA Surety”) pursuant to which CNA will commence a tender offer to acquire all of the outstanding shares of common stock of CNA Surety that it does not currently own for $26.55 per share in cash. Based on the offer price of $26.55 per share, the aggregate purchase price will be approximately $475 million. CNA anticipates funding the acquisition of these shares of common stock with available funds. The tender offer will be conditioned upon, among other things, acceptance by the holders of a majority of the publicly held shares of CNA Surety. Subject to the satisfaction of the foregoing, it is currently anticipated that the transaction will be completed by the end of the second quarter.

Diamond Offshore

Cash and investments totaled $994 million at March 31, 2011, compared to $1.1 billion at December 31, 2010. During the first three months of 2011, Diamond Offshore paid cash dividends totaling $122 million, consisting of aggregate regular cash dividends of $17 million and aggregate special cash dividends of $105 million. On April 20, 2011, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Diamond Offshore’s cash flows from operations are impacted by the ability of its customers to weather instability in the U.S. and global economies, as well as the volatility in energy prices. In general, before working for a customer with whom Diamond Offshore has not had a prior business relationship and/or whose financial stability may appear uncertain, Diamond Offshore performs a credit review on that company. Based on that analysis, Diamond Offshore may require that the customer present a letter of credit, prepay or provide other credit enhancements. If a potential customer is unable to obtain an adequate level of credit, it may preclude Diamond Offshore from doing business with that potential customer.

Cash provided by operating activities for the first three months of 2011 was $406 million, compared to $465 million in 2010. The decrease is primarily due to lower earnings resulting from an aggregate reduction in average utilization of, and dayrates earned by, Diamond Offshore’s drilling fleet.

Diamond Offshore has budgeted approximately $320 million on capital expenditures for 2011 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements. During the first three months of 2011, Diamond Offshore spent approximately $62 million toward these programs. In addition, in the first quarter of 2011, Diamond Offshore paid $309 million as first installments for the construction of two new, ultra-deepwater drillships, the Ocean BlackHornet and Ocean BlackHawk, with delivery scheduled for late in the second and fourth quarters of 2013. The total cost, including commissioning, spares and project management, is expected to be approximately $1.2 billion. Diamond Offshore expects to finance its 2011 capital expenditures through the use of existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its Credit Facility to finance capital expenditures.

As of March 31, 2011, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $11 million in letters of credit were issued and outstanding under the credit facility.

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

HighMount

At March 31, 2011 and December 31, 2010, cash and investments amounted to $115 million and $130 million. Net cash flows provided by operating activities were $24 million and $98 million for the three months ended March 31, 2011 and 2010. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the three months ended March 31, 2011 was $39 million, compared to $36 million for the 2010 period. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $16 million and $27 million on capital expenditures for its drilling program in the three months ended March 31, 2011 and 2010. In 2011, funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances and operating activities.

At March 31, 2011, no borrowings were outstanding under HighMount’s revolving credit facility, however, $2 million in letters of credit were issued. The available capacity under the facility is $368 million.

HighMount maintains $1.1 billion of variable rate term loans which are due on July 26, 2012. HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At March 31, 2011, HighMount was in compliance with all of its covenants under the credit agreement.

Boardwalk Pipeline

At March 31, 2011 and December 31, 2010, cash and investments amounted to $35 million and $59 million. Funds from operations for the three months ended March 31, 2011 amounted to $103 million, compared to $105 million for the 2010 period. For the three months ended March 31, 2011 and 2010, Boardwalk Pipeline’s capital expenditures were $31 million and $50 million.

In January of 2011, Boardwalk Pipelines issued $325 million aggregate principal amount of 4.5% notes due February 1, 2021. Boardwalk Pipeline used these proceeds to repay borrowings under its revolving credit facility and in February of 2011, redeemed $135 million of its 5.5% notes due April 1, 2013. Boardwalk Pipeline’s ability to access the capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. Boardwalk Pipeline anticipates that its existing capital resources, including the revolving credit facility and cash flow generated from future operations will be adequate to fund its operations, including capital expenditures for maintenance and current growth projects. From time to time, Boardwalk Pipeline expects to issue and sell debt and/or equity for general corporate purposes, including to refinance outstanding debt and the revolving credit facility either prior to or at their maturities and for potential acquisitions and growth opportunities.

As of March 31, 2011, Boardwalk Pipeline had $534 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 0.5% and had no letters of credit issued. At March 31, 2011, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility and had available borrowing capacity of $416 million.

Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities. These costs include those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. Maintenance costs may be capitalized or expensed depending on the nature of the activities. For any given reporting period the mix of projects undertaken by Boardwalk Pipeline will affect the amounts recorded as property, plant and equipment on the balance sheet or expensed in earnings.

In 2011, Boardwalk Pipeline expects to incur costs of approximately $250 million to maintain its pipeline systems, of which $87 million is expected to be recorded as maintenance capital, net of expected insurance proceeds. In 2010, these costs were approximately $213 million, of which $63 million was recorded as maintenance capital. The overall increase of $37 million is primarily related to integrity management, reliability and general pipeline maintenance and repairs.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments decreased to $48 million at March 31, 2011 from $67 million at December 31, 2010, due to changes in working capital. Funds for other capital expenditures, working capital requirements and $22 million of mortgage debt coming due in the next twelve months are expected to be provided from operations, refinancing, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at March 31, 2011 and December 31, 2010 totaled $4.6 billion. During the three months ended March 31, 2011, we paid $187 million to fund treasury stock purchases and paid $26 million of cash dividends to our shareholders. These cash outflows were partially offset by the receipt of $155 million in interest and dividends from our subsidiaries.

During the three months ended March 31, 2011, we purchased 4.4 million shares of Loews common stock at an aggregate cost of $187 million. As of March 31, 2011, there were 410,319,274 shares of Loews common stock outstanding. From April 1, 2011 through April 28, 2011, we acquired an additional 1.9 million shares of our common stock at an aggregate cost of $82 million. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise.

On April 15, 2011, we repaid at maturity the entire $175 million principal amount of our 8.9% debentures.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2011	2010
(In millions)

Fixed maturity securities	$506	$510
Short term investments	2	6
Limited partnerships	114	72
Equity securities	6	10
Trading portfolio	3	4
Other	4	2

Gross investment income	635	604
Investment expense	(15)	(14)

Net investment income	$620	$590

Net investment income increased $30 million for the three months ended March 31, 2011 as compared with the 2010 period. The increase was primarily driven by improved results from limited partnership investments. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.

The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.3% and 5.2% for the three months ended March 31, 2011 and 2010. Tax-exempt municipal bonds generated $56 million of net investment income for the three months ended March 31, 2011 compared with $78 million of net investment income for the 2010 period.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2011	2010
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Asset-backed	$(15)	$(5)
States, municipalities and political subdivisions	(21)	(3)
Foreign government		2
Corporate and other bonds	53	33
Redeemable preferred stock	3

Total fixed maturity securities	20	27
Equity securities		3
Derivative securities	(1)
Short term investments	1	3
Other	2	1

Total realized investment gains	22	34
Income tax expense	(8)	(12)

Net realized investment gains	14	22
Amounts attributable to noncontrolling interests	(2)	(3)

Net realized investment gains attributable to Loews Corporation	$12	$19

Net realized investment results decreased $7 million for the three months ended March 31, 2011 compared to the 2010 period. The decrease was primarily driven by fixed maturity securities. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 90.8% and 90.6% of which were rated as investment grade (rated BBB- or higher) at March 31, 2011 and December 31, 2010. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these providers, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value:

	March 31, 2011		December 31, 2010
(In millions of dollars)

U.S. Government and Agencies	$3,700	9.7%	$3,534	9.4%
AAA rated	4,599	12.0	4,419	11.8
AA and A rated	16,068	42.1	15,665	41.7
BBB rated	10,333	27.0	10,425	27.7
Non-investment grade	3,504	9.2	3,534	9.4

Total	$38,204	100.0%	$37,577	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3,382 million and $3,490 million at March 31, 2011 and December 31, 2010. The following table summarizes the ratings of this portfolio at carrying value.

	March 31, 2011		December 31, 2010
(In millions except %)

BB	$1,548	44.2%	$1,492	42.2%
B	1,173	33.5	1,163	32.9
CCC-C	694	19.8	801	22.7
D	89	2.5	78	2.2

Total	$3,504	100.0%	$3,534	100.0%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At March 31, 2011, $440 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from AA- to AA+. Of this amount, over 92.0% was within the states, municipalities and political subdivisions securities sector.

At March 31, 2011 and December 31, 2010, approximately 98.0% of the fixed maturity portfolio was issued by the U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

The carrying value of fixed maturity and equity securities that trade in illiquid private placement markets at March 31, 2011 was $317 million, which represents approximately 0.7% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $9 million at March 31, 2011.

The gross unrealized loss on available-for-sale fixed maturity securities was $696 million at March 31, 2011. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.

	Percent of Fair Value	Percent of Unrealized Loss

Due in one year or less	5.0%	2.0%
Due after one year through five years	21.0	11.0
Due after five years through ten years	29.0	21.0
Due after ten years	45.0	66.0

Total	100.0%	100.0%

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

A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, CNA segregates investments for asset/liability management purposes. The segregated investments support liabilities primarily in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products.

The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	March 31, 2011		December 31, 2010
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Segregated investments	$11,700	11.2	$11,516	10.9
Other interest sensitive investments	28,394	4.6	28,405	4.6

Total	$40,094	6.6	$39,921	6.4

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	March 31, 2011	December 31, 2010

(In millions)

Short term investments available-for-sale:
Commercial paper	$444	$686
U.S. Treasury securities	846	903
Money market funds	117	94
Other	270	532

Total short term investments	$1,677	$2,215

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type
March 31, 2011	RMBS (a)	CMBS (b)	Other ABS (c)	Total

(In millions)

U.S. Government Agencies	$3,521	$45		$3,566
AAA	1,374	228	$659	2,261
AA	156	260	130	546
A	152	250	64	466
BBB	198	145	35	378
Non-investment grade and equity tranches	853	182	43	1,078

Total fair value	$6,254	$1,110	$931	$8,295

Total amortized cost	$6,381	$1,078	$921	$8,380

Sub-prime (included above)
Fair value	$435			$435
Amortized cost	455			455

Alt-A (included above)
Fair value	$627			$627
Amortized cost	649			649

(a)	Residential mortgage-backed securities (“RMBS”)
(b)	Commercial mortgage-backed securities (“CMBS”)
(c)	Other asset-backed securities (“Other ABS”)

The exposure to sub-prime collateral (“sub-prime”) and Alternative A collateral (“Alt-A”) is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 76% were rated investment grade, while 83% of the Alt-A securities were rated investment grade. At March 31, 2011, $6 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $20 million for securities with sub-prime and Alt-A exposure were included in the $28 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Condensed Statements of Income for the three months ended March 31, 2011. If additional deterioration in the underlying collateral occurs beyond the Company’s current expectations, additional OTTI losses may be recognized in earnings. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1 for additional information related to unrealized losses on asset-backed securities.

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

—	the performance of reinsurance companies under reinsurance contracts with CNA;

—	the impact of competitive products, policies and pricing and the competitive environment in which CNA operates, including changes in CNA’s book of business;

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

—	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

—	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to CNA’s ability to contain its terrorism exposure effectively; and

—	the occurrence of epidemics.

Risks and uncertainties primarily affecting us and our energy subsidiaries

—

the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including possible write-downs of the carrying value of natural gas and NGL properties and impairments of goodwill and reduced demand for offshore drilling services;

—

the continuing effects of the Macondo well blowout, including, without limitation, the impact on drilling in the U.S. Gulf of Mexico, related delays in permitting activities and related regulations and market developments;

—	government policies regarding exploration and development of oil and gas reserves;

—	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

—	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

—	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

—	the availability and cost of insurance;

—

the impact of new pipelines or new gas supply sources on competition and basis spreads on Boardwalk Pipeline’s pipeline systems, which may impact its ability to maintain or replace expiring gas transportation and storage contracts and to sell short term capacity on its pipelines;

—	the impact of current and future environmental laws and regulations and exposure to environmental liabilities including matters related to global climate change;

—	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

—	the cost of maintaining and ensuring the integrity and reliability of Boardwalk Pipeline’s pipeline systems;

—	the timing, cost, scope and financial performance of Boardwalk Pipeline’s recent and future growth projects; and

—	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

—	general economic and business conditions;

—	changes in domestic and foreign political, social and economic conditions;

—	the impact of the global war on terrorism, current and future hostilities in the Middle East and elsewhere and future acts of terrorism;

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

—	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

—	the results of financing efforts; by us and our subsidiaries, including any additional investments by us in our subsidiaries;

—	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

—	the consummation of contemplated transactions and agreements;

—	the successful integration, transition and management of acquired businesses;

—	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party;

—	possible casualty losses;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2011. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2011 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of March  31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2011 - January 31, 2011	912,300	$39.66	N/A	N/A

February 1, 2011 - February 28, 2011	1,175,000	$43.06	N/A	N/A

March 1, 2011 - March 31, 2011	2,345,355	$42.57	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1	*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2	*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1	*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2	*

XBRL Instance Document	101.INS	*

XBRL Taxonomy Extension Schema	101.SCH	*

XBRL Taxonomy Extension Calculation Linkbase	101.CAL	*

XBRL Taxonomy Extension Definition Linkbase	101.DEF	*

XBRL Taxonomy Label Linkbase	101.LAB	*

XBRL Taxonomy Extension Presentation Linkbase	101.PRE	*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 3, 2011	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)