Form 10-Q
period 2011-06-30
LOEWS CORP
filed 2011-08-03
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Class	Outstanding at July 22, 2011
Common stock, $0.01 par value	404,098,555 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,096 and $36,677	$38,853	$37,814
Equity securities, cost of $908 and $979	996	1,086
Limited partnership investments	3,130	2,814
Other invested assets	213	113
Short term investments	5,692	7,080

Total investments	48,884	48,907
Cash	148	120
Receivables	10,133	10,142
Property, plant and equipment	12,456	12,636
Deferred income taxes		289
Goodwill	856	856
Other assets	2,036	1,798
Deferred acquisition costs of insurance subsidiaries	1,106	1,079
Separate account business	450	450

Total assets	$76,069	$76,277

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$25,196	$25,496
Future policy benefits	9,021	8,718
Unearned premiums	3,409	3,203
Policyholders’ funds	166	173

Total insurance reserves	37,792	37,590
Payable to brokers	558	685
Short term debt	6	647
Long term debt	9,163	8,830
Deferred income taxes	638	562
Other liabilities	3,979	4,407
Separate account business	450	450

Total liabilities	52,586	53,171

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 415,152,938 and 414,930,507 shares	4	4
Additional paid-in capital	3,653	3,667
Retained earnings	15,145	14,564
Accumulated other comprehensive income	581	230

	19,383	18,465
Less treasury stock, at cost (10,266,938 and 384,400 shares)	(430)	(15)

Total shareholders’ equity	18,953	18,450
Noncontrolling interests	4,530	4,656

Total equity	23,483	23,106

Total liabilities and equity	$76,069	$76,277

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions, except per share data)

Revenues:
Insurance premiums	$1,595	$1,608	$3,210	$3,223
Net investment income	519	526	1,180	1,143
Investment gains (losses):
Other-than-temporary impairment losses	(41)	(58)	(61)	(148)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(21)	1	(42)	31

Net impairment losses recognized in earnings	(62)	(57)	(103)	(117)
Other net investment gains	81	68	145	149

Total investment gains	19	11	42	32
Contract drilling revenues	870	812	1,659	1,656
Other	539	529	1,119	1,145

Total	3,542	3,486	7,210	7,199

Expenses:
Insurance claims and policyholders’ benefits	1,367	1,147	2,731	2,455
Amortization of deferred acquisition costs	350	345	695	687
Contract drilling expenses	388	352	750	658
Other operating expenses	757	712	1,442	1,443
Interest	129	127	280	257

Total	2,991	2,683	5,898	5,500

Income before income tax	551	803	1,312	1,699
Income tax expense	(144)	(262)	(340)	(535)

Net income	407	541	972	1,164
Amounts attributable to noncontrolling interests	(155)	(175)	(338)	(378)

Net income attributable to Loews Corporation	$252	$366	$634	$786

Basic net income per share	$0.62	$0.88	$1.54	$1.87

Diluted net income per share	$0.62	$0.87	$1.54	$1.87

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted-average shares outstanding:
Shares of common stock	407.82	418.64	410.34	420.69
Dilutive potential shares of common stock	0.92	0.74	0.93	0.79

Total weighted-average shares outstanding assuming dilution	408.74	419.38	411.27	421.48

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Net income	$407	$541	$972	$1,164

Other comprehensive income (loss)
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	1	17	39	42
Net other unrealized gains on investments	300	373	323	680

Total unrealized gains on available-for-sale investments	301	390	362	722
Unrealized gains (losses) on cash flow hedges	6	6	(11)	67
Foreign currency	5	16	31	6
Pension liability	2	2	2	4

Other comprehensive income	314	414	384	799

Comprehensive income	721	955	1,356	1,963

Amounts attributable to noncontrolling interests	(200)	(219)	(389)	(464)

Total comprehensive income attributable to Loews Corporation	$521	$736	$967	$1,499

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)
Balance, January 1, 2010	$21,085	$4	$3,637	$13,693	$(419)	$(16)	$4,186
Net income	1,164			786			378
Other comprehensive income	799				713		86
Dividends paid	(356)			(53)			(303)
Issuance of equity securities by subsidiary	279		83		1		195
Purchase of Loews treasury stock	(253)					(253)
Issuance of Loews common stock	1		1
Stock-based compensation	11		9				2
Other	(3)		19				(22)

Balance, June 30, 2010	$22,727	$4	$3,749	$14,426	$295	$(269)	$4,522

Balance, January 1, 2011	$23,106	$4	$3,667	$14,564	$230	$(15)	$4,656
Net income	972			634			338
Other comprehensive income	384				333		51
Dividends paid	(247)			(51)			(196)
Acquisition of CNA Surety noncontrolling interests	(475)		(54)		17		(438)
Issuance of equity securities by subsidiary	152		28		1		123
Purchase of Loews treasury stock	(415)					(415)
Issuance of Loews common stock	4		4
Stock-based compensation	12		10				2
Other	(10)		(2)	(2)			(6)

Balance, June 30, 2011	$23,483	$4	$3,653	$15,145	$581	$(430)	$4,530

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2011	2010
(In millions)

Operating Activities:

Net income	$972	$1,164
Adjustments to reconcile net income to net cash provided by operating activities, net	445	446
Changes in operating assets and liabilities, net:
Reinsurance receivables	277	374
Other receivables	(74)	(40)
Deferred acquisition costs	(27)	13
Insurance reserves	93	(437)
Other liabilities	(276)	(27)
Trading securities	(521)	(589)
Other, net	27	(104)

Net cash flow operating activities – total	916	800

Investing Activities:

Purchases of fixed maturities	(6,200)	(9,478)
Proceeds from sales of fixed maturities	4,124	6,388
Proceeds from maturities of fixed maturities	1,825	1,866
Purchases of equity securities	(44)	(62)
Proceeds from sales of equity securities	153	128
Purchases of property, plant and equipment	(300)	(473)
Deposits for construction of offshore drilling equipment	(478)
Sales of property, plant and equipment	9	591
Change in short term investments	1,580	1,058
Change in other investments	(301)	(194)
Other, net	5	24

Net cash flow investing activities – total	373	(152)

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Six Months Ended June 30	2011	2010
(In millions)

Financing Activities:

Dividends paid	$(51)	$(53)
Dividends paid to noncontrolling interests	(196)	(303)
Acquisition of CNA Surety noncontrolling interests	(426)
Purchases of treasury shares	(422)	(266)
Issuance of common stock	4	1
Proceeds from sale of subsidiary stock	172	333
Principal payments on debt	(1,433)	(556)
Issuance of debt	1,101	125
Other, net	(12)	(26)

Net cash flow financing activities – total	(1,263)	(745)

Effect of foreign exchange rate on cash	2	(2)

Net change in cash	28	(99)
Cash, beginning of period	120	190

Cash, end of period	$148	$91

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 64% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). In the second quarter of 2011 Boardwalk Pipeline sold 6 million common units through a public offering for $170 million, reducing the Company’s ownership interest from 66% to 64%. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) – Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011 and December 31, 2010 and the results of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2011 and 2010.

Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2010 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted earnings per share on the Consolidated Condensed Statements of Income. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 1.7 million, 2.6 million, 1.8 million and 2.5 million shares were not included in the diluted weighted average shares amount for the three and six months ended June 30, 2011 and 2010 due to the exercise price being greater than the average stock price.

On June 10, 2011, CNA completed its previously announced acquisition of the noncontrolling interests of CNA Surety Corporation (“CNA Surety”). Previously CNA owned approximately 61% of the outstanding publicly traded common stock of CNA Surety. CNA Surety is now a wholly owned subsidiary of CNA, and, effective after the close of the stock market on June 10, 2011, trading in CNA Surety common stock ceased. The aggregate purchase price was approximately $475 million, based on the offer price of $26.55 per share and inclusive of the retirement of CNA Surety employee stock options. The amount paid to acquire the common shares of CNA Surety in excess of the closing date noncontrolling interests included in the Company’s equity of $438 million was reflected as an adjustment to Additional paid-in capital of $54 million. In addition, Accumulated other comprehensive income increased by $17 million related to the portion of net unrealized gains previously allocated to the noncontrolling shareholders. Net income attributable to the noncontrolling interests for the three and six months ended June 30, 2011 and 2010 was not significant.

2. Investments

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Net investment income consists of:

Fixed maturity securities	$505	$519	$1,011	$1,029
Short term investments	4	7	7	14
Limited partnerships	22	7	156	87
Equity securities	6	9	12	19
Income (loss) from trading portfolio (a)	(8)	(5)	15	16
Other	5	2	9	5

Total investment income	534	539	1,210	1,170
Investment expenses	(15)	(13)	(30)	(27)

Net investment income	$519	$526	$1,180	$1,143

(a) Includes net unrealized gains/(losses) related to changes in fair value on trading securities still held of $(17), $21, $1 and $41 for the three and six months ended June 30, 2011 and 2010.

Investment gains (losses) are as follows:

Fixed maturity securities	$20	$66	$40	$93
Equity securities	(2)	(28)	(2)	(25)
Derivative instruments		(18)	(1)	(31)
Short term investments	1	1	3	4
Other		(10)	2	(9)

Investment gains (a)	$19	$11	$42	$32

(a)     Includes gross realized gains of $90, $133, $183 and $235 and gross realized losses of $72, $95, $145 and $167 on available-for-sale securities for the three and six months ended June 30, 2011 and 2010.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$15	$24	$24	$42
States, municipalities and political subdivisions		6		20
Asset-backed:
Residential mortgage-backed	46	11	74	37
Commercial mortgage-backed				2
Other asset-backed		2		2

Total fixed maturities available-for-sale	61	43	98	103

Equity securities available-for-sale:
Common stock	1	5	4	5
Preferred stock		9	1	9

Total equity securities available-for-sale	1	14	5	14

Net OTTI losses recognized in earnings	$62	$57	$103	$117

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

The amortized cost and fair values of securities are as follows:

June 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,213	$1,705	$39	$20,879
States, municipalities and political subdivisions	8,628	357	268	8,717
Asset-backed:
Residential mortgage-backed	6,076	103	166	6,013	$61
Commercial mortgage-backed	1,011	62	36	1,037	(9)
Other asset-backed	925	17	9	933

Total asset-backed	8,012	182	211	7,983	52
U.S. Treasury and obligations of government-sponsored enterprises	231	14	1	244
Foreign government	659	18		677
Redeemable preferred stock	48	6		54

Fixed maturities available-for-sale	36,791	2,282	519	38,554	52
Fixed maturities, trading	305		6	299

Total fixed maturities	37,096	2,282	525	38,853	52

Equity securities:
Common stock	107	26		133
Preferred stock	213	2	2	213

Equity securities available-for-sale	320	28	2	346	—
Equity securities, trading	588	102	40	650

Total equity securities	908	130	42	996	—

Total	$38,004	$2,412	$567	$39,849	$52

December 31, 2010

Fixed maturity securities:
Corporate and other bonds	$19,503	$1,603	$70	$21,036
States, municipalities and political subdivisions	8,157	142	410	7,889
Asset-backed:
Residential mortgage-backed	6,255	101	265	6,091	$114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763

Total asset-backed	8,002	159	314	7,847	112
U.S. Treasury and obligations of government-sponsored enterprises	122	16	1	137
Foreign government	602	18		620
Redeemable preferred stock	47	7		54

Fixed maturities available-for-sale	36,433	1,945	795	37,583	112
Fixed maturities, trading	244		13	231

Total fixed maturities	36,677	1,945	808	37,814	112

Equity securities:
Common stock	90	25		115
Preferred stock	332	2	9	325

Equity securities available-for-sale	422	27	9	440	—
Equity securities, trading	557	123	34	646

Total equity securities	979	150	43	1,086	—

Total	$37,656	$2,095	$851	$38,900	$112

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		Greater than 12 Months		Total
June 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,321	$23	$197	$16	$1,518	$39
States, municipalities and political subdivisions	1,331	62	663	206	1,994	268
Asset-backed:
Residential mortgage-backed	2,131	42	1,016	124	3,147	166
Commercial mortgage-backed	317	15	194	21	511	36
Other asset-backed	168	4	61	5	229	9

Total asset-backed	2,616	61	1,271	150	3,887	211
U.S. Treasury and obligations of government-sponsored enterprises	118	1			118	1

Total fixed maturities available-for-sale	5,386	147	2,131	372	7,517	519

Equity securities available-for-sale:
Preferred stock	90	1	19	1	109	2

Total	$5,476	$148	$2,150	$373	$7,626	$521

December 31, 2010

Fixed maturity securities:
Corporate and other bonds	$1,719	$34	$405	$36	$2,124	$70
States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Asset-backed:
Residential mortgage-backed	1,800	52	1,801	213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8

Total asset-backed	2,086	56	2,194	258	4,280	314
U.S. Treasury and obligations of government-sponsored enterprises	8	1			8	1

Total fixed maturities available-for-sale	7,152	255	3,344	540	10,496	795
Equity securities available-for-sale:
Preferred stock	175	5	70	4	245	9

Total	$7,327	$260	$3,414	$544	$10,741	$804

The amount of pretax net unrealized gains on available-for-sale securities reclassified out of Accumulated other comprehensive income (“AOCI”) into earnings was $20 million, $39 million, $41 million and $71 million for the three and six months ended June 30, 2011 and 2010.

The following table summarizes the activity for the three and six months ended June 30, 2011 and 2010 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at June 30, 2011 and 2010 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Beginning balance of credit losses on fixed maturity securities	$113	$171	$141	$164
Additional credit losses for which an OTTI loss was previously recognized	8	11	18	22
Credit losses for which an OTTI loss was not previously recognized		3	1	8
Reductions for securities sold during the period	(21)	(14)	(46)	(23)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(18)		(32)

Ending balance of credit losses on fixed maturity securities	$82	$171	$82	$171

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

States, Municipalities and Political Subdivisions

The fair value of total states, municipalities and political subdivisions holdings at June 30, 2011 was $8,717 million. These holdings consist of both tax-exempt and taxable bonds, 72.2% of which are special revenue and assessment bonds, followed by general obligation political subdivision bonds at 19.1% and state general obligation bonds at 8.7%.

The unrealized losses on the Company’s investments in this category are primarily due to market conditions for zero coupon bonds, particularly for those with maturity dates that exceed 20 years. Yields for these securities continue to be higher than historical norms relative to after-tax returns on similar fixed income securities. The holdings for all securities in this category include 304 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 11.8% of amortized cost.

The states, municipalities and political subdivisions securities in a gross unrealized loss position by ratings distribution are as follows:

June 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

AAA	$412	$387	$25
AA	1,050	877	173
A	713	650	63
BBB	71	65	6
Non-investment grade	16	15	1

Total	$2,262	$1,994	$268

The largest exposures at June 30, 2011 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $102 million and several separate issues of New Jersey transit revenue bonds with gross unrealized losses of $41 million. All of these securities are rated investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2011.

Asset-Backed Securities

The fair value of total asset-backed holdings at June 30, 2011 was $7,983 million which was comprised of 2,058 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 138 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

Residential mortgage-backed securities include 137 non-agency structured securities that have at least one trade lot in a gross unrealized loss position. In addition, there were 95 agency mortgage-backed securities guaranteed by agencies or sponsored enterprises of the U.S. Government that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss for residential mortgage-backed securities was approximately 5.1% of amortized cost.

Commercial mortgage-backed securities include 50 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 6.5% of amortized cost. Other asset-backed securities include 21 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 3.9% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

June 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government Agencies and Government-Sponsored Enterprises	$1,881	$1,852	$29
AAA	688	660	28
AA	318	295	23
A	173	164	9
BBB	296	256	40
Non-investment grade and equity tranches	742	660	82

Total	$4,098	$3,887	$211

The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, wider than historical bid/ask spreads, and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectibility of the current carrying values of securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade asset-backed securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2011.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,641	$1,649	$1,515	$1,506
Due after one year through five years	11,352	11,882	11,198	11,653
Due after five years through ten years	9,778	10,274	10,034	10,437
Due after ten years	14,020	14,749	13,686	13,987

Total	$36,791	$38,554	$36,433	$37,583

Investment Commitments

As of June 30, 2011, the Company had committed approximately $154 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of June 30, 2011, the Company had commitments to purchase $104 million and sell $96 million of such investments.

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

The fair values of CNA’s life settlement contracts are included in Other assets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

June 30, 2011	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,067	$812	$20,879
States, municipalities and political subdivisions		8,538	179	8,717
Asset-backed:
Residential mortgage-backed		5,326	687	6,013
Commercial mortgage-backed		942	95	1,037
Other asset-backed		442	491	933

Total asset-backed	$—	6,710	1,273	7,983
U.S. Treasury and obligations of government- sponsored enterprises	183	61		244
Foreign government	128	549		677
Redeemable preferred stock	3	51		54

Fixed maturities available-for-sale	314	35,976	2,264	38,554
Fixed maturities, trading	20	165	114	299

Total fixed maturities	$334	$36,141	$2,378	$38,853

Equity securities available-for-sale	$198	$112	$36	$346
Equity securities, trading	634		16	650

Total equity securities	$832	$112	$52	$996

Short term investments	$5,009	$677	$6	$5,692
Other invested assets		5	10	15
Receivables		53	1	54
Life settlement contracts			129	129
Separate account business	20	393	37	450
Payable to brokers	(72)	(54)	(38)	(164)
Discontinued operations investments, included in Other liabilities	14	39		53

December 31, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,412	$624	$21,036
States, municipalities and political subdivisions		7,623	266	7,889
Asset-backed:
Residential mortgage-backed		5,324	767	6,091
Commercial mortgage-backed		920	73	993
Other asset-backed		404	359	763

Total asset-backed	$—	6,648	1,199	7,847
U.S. Treasury securities and obligations of government-sponsored enterprises	76	61		137
Foreign government	115	505		620
Redeemable preferred stock	3	48	3	54

Fixed maturities available-for-sale	194	35,297	2,092	37,583
Fixed maturities, trading		47	184	231

Total fixed maturities	$194	$35,344	$2,276	$37,814

Equity securities available-for-sale	$288	$126	$26	$440
Equity securities, trading	640		6	646

Total equity securities	$928	$126	$32	$1,086

Short term investments	$6,079	$974	$27	$7,080
Other invested assets			26	26
Receivables		74	2	76
Life settlement contracts			129	129
Separate account business	28	381	41	450
Payable to brokers	(328)	(79)	(23)	(430)
Discontinued operations investments, included in Other liabilities	11	60		71

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2011	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$576	$(2)	$2	$304	$(29)	$(70)	$31		$812	$(3)
States, municipalities and political subdivisions	188		(1)			(8)			179
Asset-backed:
Residential mortgage-backed	738	(13)	12	50	(57)	(19)		$(24)	687	(15)
Commercial mortgage- backed	88		2	5					95
Other asset-backed	445	1		127	(44)	(24)		(14)	491

Total asset-backed	1,271	(12)	14	182	(101)	(43)	—	(38)	1,273	(15)

Fixed maturities available-for-sale	2,035	(14)	15	486	(130)	(121)	31	(38)	2,264	(18)
Fixed maturities, trading	182				(68)				114	1

Total fixed maturities	$2,217	$(14)	$15	$486	$(198)	$(121)	$31	$(38)	$2,378	$(17)

Equity securities available-for-sale	$30	$(1)		$4	$(2)		$5		$36	$(1)
Equity securities trading	6	(5)		1			14		16	(5)

Total equity securities	$36	$(6)	$—	$5	$(2)	$—	$19	$—	$52	$(6)

Short term investments	$27					$(21)			$6
Other invested assets	9	$1							10	$1
Life settlement contracts	127	6				(4)			129	3
Separate account business	39				$(2)				37
Derivative financial instruments, net	(36)	(11)	$(1)			11			(37)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances	Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2010	Balance, April 1	Included in Net Income	Included in OCI	and Settlements	into Level 3	out of Level 3	Balance, June 30	Held at June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$680	$7	$9	$57	$14	$(49)	$718	$(3)
States, municipalities and political subdivisions	737		4	(202)			539
Asset-backed:
Residential mortgage-backed	679	2	3	13		(38)	659
Commercial mortgage-backed	112		2	11		(30)	95
Other asset-backed	368		1	(18)		(45)	306	(2)

Total asset-backed	1,159	2	6	6	—	(113)	1,060	(2)
Redeemable preferred stock	4	6	(2)	(7)			1

Fixed maturities available-for-sale	2,580	15	17	(146)	14	(162)	2,318	(5)
Fixed maturities, trading	216	2		(27)			191	1

Total fixed maturities	$2,796	$17	$17	$(173)	$14	$(162)	$2,509	$(4)

Equity securities available-for-sale	$8	$(1)		$(1)		$(2)	$4	$(1)
Short term investments	1			20			21
Life settlement contracts	131	7		(4)			134	5
Separate account business	40			(3)			37
Discontinued operations investments	15					(15)
Derivative financial instruments, net	(27)	(7)	$28	10			4

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2011	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$624	$2	$(3)	$346	$(50)	$(97)	$40	$(50)	$812	$(3)
States, municipalities and political subdivisions	266					(87)			179

Asset-backed:
Residential mortgage-backed	767	(12)	14	97	(83)	(41)		(55)	687	(15)
Commercial mortgage- backed	73	3	18	5	(4)				95
Other asset-backed	359	5		327	(131)	(55)		(14)	491

Total asset-backed	1,199	(4)	32	429	(218)	(96)	—	(69)	1,273	(15)
Redeemable preferred stock	3	3	(3)		(3)				—

Fixed maturities available-for-sale	2,092	1	26	775	(271)	(280)	40	(119)	2,264	(18)
Fixed maturities, trading	184	1			(71)				114	1

Total fixed maturities	$2,276	$2	$26	$775	$(342)	$(280)	$40	$(119)	$2,378	$(17)

Equity securities available-for-sale	$26	$(2)	$(1)	$19	$(11)		$5		$36	$(4)
Equity securities trading	6	(5)		1			14		16	(5)

Total equity securities	$32	$(7)	$(1)	$20	$(11)	$—	$19	$—	$52	$(9)

Short term investments	$27			$12		$(23)		$(10)	$6
Other invested assets	26	$3			$(19)				10	$1
Life settlement contracts	129	9				(9)			129	3
Separate account business	41				(4)				37
Derivative financial instruments, net	(21)	(19)	$(16)			19			(37)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales,				Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets
2010	Balance, January 1	Included in Net Income	Included in OCI	Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	and Liabilities Held at June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$609	$9	$38	$112	$23	$(73)	$718	$(4)
States, municipalities and political subdivisions	756		6	(223)			539
Asset-backed
Residential mortgage-backed	629	(8)	29	55		(46)	659	(10)
Commercial mortgage-backed	123	(1)	(2)	6	7	(38)	95	(1)
Other asset-backed	348	4	22	(23)		(45)	306	(2)

Total asset-backed	1,100	(5)	49	38	7	(129)	1,060	(13)
Redeemable preferred stock	2	6		(7)			1

Fixed maturities available-for-sale	2,467	10	93	(80)	30	(202)	2,318	(17)
Fixed maturities, trading	197	8		(14)			191	7

Total fixed maturities	$2,664	$18	$93	$(94)	$30	$(202)	$2,509	$(10)

Equity securities available-for-sale	$11	$(1)		$(1)	$2	$(7)	$4	$(1)
Short term investments	—			20	1		21
Life settlement contracts	130	17		(13)			134	7
Separate account business	38			(1)			37
Discontinued operations investments	16		$1	(2)		(15)	—
Derivative financial instruments, net	(48)	(15)	42	25			4

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the three or six months ended June 30, 2011. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.

Fixed Maturity Securities

Level 1 securities include highly liquid U.S. and foreign government bonds and redeemable preferred stock valued using quoted market prices. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Level 2 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt and taxable auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In millions)

Financial assets:
Other invested assets	$198	$204	$87	$86

Financial liabilities:
Premium deposits and annuity contracts	$105	$108	$104	$105
Short term debt	6	6	647	662
Long term debt	9,163	9,704	8,830	9,243

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

The tables below summarize open CDS contracts where the Company sold credit protection as of June 30, 2011 and December 31, 2010. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.

June 30, 2011	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity

(In millions of dollars)

BBB-rated	$(1)	$10	5.2
BB-rated	1	15	4.0
B-rated	1	8	3.6

Total	$1	$33	4.3

December 31, 2010

BB-rated	$1	$5	2.5
B-rated		3	1.5

Total	$1	$8	2.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Condensed Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of collateral provided by the Company was $17 million at June 30, 2011 and $2 million at December 31, 2010 and consisted of cash and U.S. Treasury Bills. The fair value of cash collateral received from counterparties was $1 million at June 30, 2011 and December 31, 2010.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio reviewed quarterly. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $90 million at June 30, 2011. HighMount was not required to post any collateral under the governing agreements. At June 30, 2011, HighMount was in compliance with all of its covenants under the derivatives agreements.

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

	June 30, 2011			December 31, 2010
	Contractual/ Notional Amount			Contractual/ Notional Amount
		Estimated Fair Value			Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$1,095		$(53)	$1,095		$(75)
Commodities:
Forwards – short	411	$44	(36)	487	$70	(24)
Foreign exchange:
Currency forwards – short	122	8		140	4
Without hedge designation:
Equity markets:
Options – purchased	193	23		207	30
Options – written	315		(13)	340		(10)
Futures – short	60
Interest rate risk:
Interest rate swaps	5			5		(1)
Credit default swaps
– purchased protection	45		(2)	20		(2)
– sold protection	33	1		8	1

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $10 million and $24 million in notional value while derivative termination activity totaled approximately $10 million and $33 million during the three and six months ended June 30, 2011. This activity was primarily attributable to currency forwards. During the three and six months ended June 30, 2010, new derivative transactions entered into totaled approximately $610 million and $714 million in notional value while derivative termination activity totaled approximately $626 million and $775 million. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities.

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. Changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Included in Net investment income:

Equity risk:
Equity options – purchased	$(3)	$10	$(9)	$(3)
Equity options – written	2	(1)	7	5
Futures – long		(4)		(3)
Futures – short	1	1	(1)	(3)
Foreign exchange:
Currency forwards – long		(2)		(2)
Currency forwards – short		(1)		(1)
Currency options – short		(4)		(2)
Interest rate risk:
Futures – long		(21)		(18)
Futures – short		(3)
Other		(1)	(1)	(2)

	—	(26)	(4)	(29)

Included in Investment gains (losses):

Interest rate swaps		(18)		(44)
Currency forwards – short			(1)
Commodity forwards – short				13

	—	(18)	(1)	(31)

Total	$—	$(44)	$(5)	$(60)

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of June 30, 2011, approximately 73.3 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. The effective portion of these commodity hedges is reclassified from AOCI into earnings when the anticipated transaction affects earnings. Approximately 38% of these derivatives have settlement dates in 2011 and 45% have settlement dates in 2012. As of June 30, 2011, the estimated amount of net unrealized gains associated with commodity contracts that will be reclassified into earnings during the next twelve months was $10 million. However, these amounts are likely to vary materially as a result of changes in market conditions. Foreign currency forward exchange contracts are used to reduce exposure to future foreign currency expenditures. The effective portion of these hedges is reclassified from AOCI into earnings when the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. As of June 30, 2011, the estimated amount of net unrealized gains associated with these contracts that will be reclassified into earnings over the next twelve months was $8 million. The Company also uses interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. As of June 30, 2011, the estimated amount of net unrealized losses associated with interest rate swaps that will be reclassified into earnings during the next twelve months was $55 million. However, this is likely to vary as a result of changes in LIBOR. For the three and six months ended June 30, 2011 and 2010, the net amounts recognized due to ineffectiveness were less than $1 million.

As a result of the sale of certain gas producing properties in 2010, HighMount recognized losses of $14 million and $36 million in Investment gains (losses) in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2010, reflecting the reclassification of net derivative losses from AOCI to earnings.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into income for derivatives designated as cash flow hedges and for de-designated hedges:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

(In millions)

Amount of gain (loss) recognized in OCI:

Commodities	$1	$13	$(18)	$117
Foreign exchange	7	(5)	12	(5)
Interest rate	(3)	(12)	(5)	(34)

Total	$5	$(4)	$(11)	$78

Amount of gain (loss) reclassified from AOCI into income:

Commodities	$5	$18	$25	$48
Foreign exchange	6	(1)	8	1
Interest rate	(14)	(33)	(28)	(79)

Total	$(3)	$(16)	$5	$(30)

Location of gain (loss) reclassified from AOCI into income:

Type of cash flow hedge	Consolidated Condensed Statements of Income line items

Commodities	Other revenues and Investment gains (losses)
Foreign exchange	Contract drilling expenses
Interest rate	Interest expense and Investment gains (losses)

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. Short sales resulted in proceeds of $53 million and $308 million with fair value liabilities of $59 million and $317 million at June 30, 2011 and December 31, 2010. These positions are marked to market and investment gains or losses are included in Net investment income in the Consolidated Condensed Statements of Income.

5. Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported (“IBNR”) as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $100 million and $155 million for the three and six months ended June 30, 2011. Catastrophe losses in 2011 related primarily to domestic storms and the event in Japan. CNA reported catastrophe losses, net of reinsurance, of $48 million and $88 million for the three and six months ended June 30, 2010, for events occurring in those periods.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other Insurance:

Three Months Ended June 30, 2011	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(52)	$(50)	$(9)	$(111)
Pretax (favorable) unfavorable premium development	(1)	40		39

Total pretax (favorable) unfavorable net prior year development	$(53)	$(10)	$(9)	$(72)

Three Months Ended June 30, 2010

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(125)	$(175)	$1	$(299)
Pretax (favorable) unfavorable premium development	1	35	(2)	34

Total pretax (favorable) unfavorable net prior year development	$(124)	$(140)	$(1)	$(265)

Six Months Ended June 30, 2011	CNA Specialty	CNA Commercial	Other Insurance	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(67)	$(57)	$(6)	$(130)
Pretax (favorable) unfavorable premium development	(8)	32	(1)	23

Total pretax (favorable) unfavorable net prior year development	$(75)	$(25)	$(7)	$(107)

Six Months Ended June 30, 2010

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(150)	$(203)	$3	$(350)
Pretax (favorable) unfavorable premium development	(3)	56	(3)	50

Total pretax (favorable) unfavorable net prior year development	$(153)	$(147)	$—	$(300)

For the three and six months ended June 30, 2011, unfavorable premium development was recorded due to a reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures.

For the three and six months ended June 30, 2010, unfavorable premium development was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

CNA Specialty

The following table and discussion provides further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Specialty segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

(In millions)

Medical professional liability	$(20)	$(44)	$(34)	$(48)
Other professional liability	(27)	(65)	(21)	(88)
Surety	(3)	(9)	(3)	(11)
Warranty	(2)		(12)
Other		(7)	3	(3)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(52)	$(125)	$(67)	$(150)

Three Month Comparison

2011

Favorable development for medical professional liability was primarily due to favorable case incurred emergence in primary institutions in accident years 2008 and prior.

Favorable development for other professional liability was driven by better than expected loss emergence in life agents coverages.

2010

Favorable development for medical professional liability was primarily due to lower frequency of large losses, primarily in accident years 2007 and prior.

Favorable development for other professional liability was recorded in errors & omissions and directors & officers’ coverages due to several factors, including reduced frequency of large claims, favorable ceded recoveries and claims closing favorable to expectations, primarily in accident years 2007 and prior.

Six Month Comparison

2011

Favorable development for medical professional liability was primarily due to favorable case incurred emergence in accident years 2008 and prior.

Favorable development for other professional liability was driven by better than expected loss emergence in life agents coverages.

Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss policy covering CNA’s non-insurance warranty subsidiary.

2010

Favorable development for medical professional liability was primarily due to lower frequency of large losses, primarily in accident years 2007 and prior.

Favorable development for other professional liability was recorded in errors & omissions and directors & officers’ coverages due to several factors, including reduced frequency of large claims, favorable ceded recoveries and claims closing favorable to expectations, primarily in accident years 2007 and prior. Unfavorable development in employment practices liability was recorded in accident years 2008 and 2009, driven by the economic recession and higher unemployment.

CNA Commercial

The following table and discussion provides further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

(In millions)

Commercial auto	$(44)	$(61)	$(34)	$(70)
General liability		1	22	(42)
Workers compensation	28	(10)	36
Property and other	(34)	(105)	(81)	(91)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(50)	$(175)	$(57)	$(203)

Three Month Comparison

2011

Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.

Unfavorable development for workers compensation primarily reflected higher than expected severity on risk management claims, in accident years 2006 and prior.

Favorable development for property coverages was due to favorable loss emergence related to catastrophe claims in accident year 2008 and non-catastrophe claims in accident years 2009 and prior.

2010

Favorable development for commercial auto coverages was primarily due to decreased frequency and severity trends in accident years 2009 and prior.

Favorable development was recorded for property coverages. Favorable catastrophe development was due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to decreased severity in accident years 2009 and prior.

Six Month Comparison

2011

Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.

The unfavorable development in the general liability coverages was primarily due to two large claim outcomes on umbrella claims in accident year 2001.

Unfavorable development for workers compensation primarily reflected higher than expected severity on risk management claims, in accident years 2006 and prior.

Favorable development for property coverages was due to lower than expected frequency in commercial multi-peril coverages primarily in accident year 2010, a favorable settlement on an individual claim in accident year 2003 in the equipment breakdown book, favorable loss emergence related to catastrophe claims in accident year 2008 and favorable loss emergence related to non-catastrophe claims in accident years 2009 and prior.

2010

Favorable development for commercial auto coverages was primarily due to decreased frequency and severity trends in accident years 2009 and prior.

Favorable development was recorded in general liability due to favorable emergence primarily in accident years 2006 and prior. Unfavorable development was recorded due to increased claim frequency in a portion of CNA’s primary casualty surplus lines book in accident years 2008 and 2009.

Favorable development was recorded for property coverages. Favorable catastrophe development was due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to decreased severity in accident years 2009 and prior.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

(In millions)

Service cost	$5	$7	$12	$13
Interest cost	41	41	82	83
Expected return on plan assets	(47)	(44)	(94)	(88)
Amortization of unrecognized net loss	7	7	14	14

Net periodic benefit cost	$6	$11	$14	$22

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

(In millions)

Service cost				$1
Interest cost	$2	$3	$4	6
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized net (gain) loss	(1)	1		2
Amortization of unrecognized prior service benefit	(6)	(6)	(13)	(12)
Regulatory asset decrease	2	2	3	3

Net periodic benefit cost	$(4)	$(1)	$(8)	$(2)

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

Diamond Offshore’s business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On June 30, 2011, Diamond Offshore’s drilling rigs were located offshore 12 countries in addition to the United States.

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

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$875	$875	$1,766	$1,741
CNA Commercial	984	984	2,078	2,060
Life and Group Non-Core	333	321	659	641
Other Insurance	10	53	23	106

Total CNA Financial	2,202	2,233	4,526	4,548
Diamond Offshore	892	823	1,701	1,685
HighMount	98	105	202	253
Boardwalk Pipeline	263	256	574	557
Loews Hotels	89	81	169	156
Corporate and other	(2)	(12)	38

Total	$3,542	$3,486	$7,210	$7,199

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$189	$302	$405	$518
CNA Commercial	68	189	282	353
Life and Group Non-Core	(45)	(45)	(93)	(66)
Other Insurance	(30)	3	(76)	4

Total CNA Financial	182	449	518	809
Diamond Offshore	343	320	639	725
HighMount	24	18	53	75
Boardwalk Pipeline	13	53	95	141
Loews Hotels	11	6	14	5
Corporate and other	(22)	(43)	(7)	(56)

Total	$551	$803	$1,312	$1,699

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$107	$170	$229	$293
CNA Commercial	42	101	169	202
Life and Group Non-Core	(16)	(17)	(35)	(20)
Other Insurance	(18)	5	(46)	9

Total CNA Financial	115	259	317	484
Diamond Offshore	125	104	242	240
HighMount	15	5	34	37
Boardwalk Pipeline	5	21	38	59
Loews Hotels	6	4	8	3
Corporate and other	(14)	(27)	(5)	(37)

Total	$252	$366	$634	$786

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) - Loews are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$7	$32	$15	$45
CNA Commercial	11	(12)	28	9
Life & Group Non-Core	1	(1)	(3)	(5)
Other Insurance		10	1	14

Total CNA Financial	19	29	41	63
Corporate and other		(18)	1	(31)

Total	$19	$11	$42	$32

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$4	$19	$9	$27
CNA Commercial	7	(12)	16
Life & Group Non-Core			(2)	(4)
Other Insurance	1	5	1	8

Total CNA Financial	12	12	24	31
Corporate and other		(11)		(19)

Total	$12	$1	$24	$12

8. Legal Proceedings

In August 2005, CNA and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (“GEB”). The plaintiffs’ consolidated class action complaint alleges bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the dismissal of their complaint to the Third Circuit Court of Appeals. In August 2010, the Court of Appeals affirmed the District Court’s dismissal of the antitrust claims and the RICO claims against CNA and certain insurance subsidiaries, but vacated the dismissal of one portion of those claims against some other parties and remanded them for further proceedings on motions to dismiss. The Court of Appeals also vacated and remanded the dismissal of the state law claims against CNA and certain insurance subsidiaries and other parties to allow for further proceedings relating to motions to dismiss before the District Court. In November 2010, CNA and certain insurance subsidiaries filed in the district court a motion to dismiss the remaining state law claims pending against them. In March 2011, CNA and certain insurance subsidiaries, along with certain other defendants, entered into a memorandum of settlement understanding with the plaintiffs to settle all claims asserted, or which could have been asserted, in the class action lawsuit. After negotiating additional terms, the parties executed final settlement documents and the plaintiffs filed a motion for preliminary approval of the settlement in May 2011. In June 2011, the Court entered an order preliminarily approving the settlement. A fairness hearing is scheduled in September 2011 to determine final settlement, after providing notice to the class and an opportunity for any objections to be heard. As currently structured, the settlement will not have a material impact on CNA’s results of operations. In addition, CNA does not believe it has any material ongoing exposure relating to this matter.

The Company has been named as a defendant in the following four cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, all of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court did not permit plaintiffs to effect service on the Company and plaintiffs noticed an appeal to the Israel Supreme Court; one of several appeals pending in the case. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending. In Luciano vs. Alcoa Inc., et al. (2011, Supreme Court, New York County, New York), the Company filed an answer to plaintiff’s complaint during April 2011 denying any liability to plaintiff in this matter.

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

9. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2011, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2011, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore has entered into three separate turnkey contracts with Hyundai Heavy Industries, Co. Ltd., (“Hyundai”) for the construction of three dynamically positioned, ultra-deepwater drillships, with deliveries scheduled for late in the second and fourth quarters of 2013 and in the second quarter of 2014. The aggregate cost of the three drillships, including commissioning, spares and project management, is expected to be approximately $1.8 billion. The contracted price of each drillship is payable in two installments. The first installments, aggregating $478 million, were paid in 2011 and are included in Other assets in the Consolidated Condensed Balance Sheets. The final installments of the contracted price are payable to Hyundai upon delivery of each vessel.

10. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2011 and December 31, 2010, and consolidating statements of income information for the six months ended June 30, 2011 and 2010. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond		Boardwalk	Loews	Corporate
June 30, 2011	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$43,377	$945	$113	$50	$60	$4,339		$48,884
Cash	84	36	11	5	10	2		148
Receivables	9,252	629	81	83	43	148	$(103)	10,133
Property, plant and equipment	258	4,166	1,386	6,263	339	44		12,456
Deferred income taxes	406		536				(942)	—
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						16,006	(16,006)	—
Other assets	707	944	21	325	29	10		2,036
Deferred acquisition costs of insurance subsidiaries	1,106							1,106
Separate account business	450							450

Total assets	$55,726	$6,740	$2,732	$6,889	$484	$20,549	$(17,051)	$76,069

Liabilities and Equity:

Insurance reserves	$37,792							$37,792
Payable to brokers	362		$107			$89		558
Short term debt					$6			6
Long term debt	2,648	$1,488	1,100	$3,122	213	692	$(100)	9,163
Deferred income taxes		518		458	55	549	(942)	638
Other liabilities	2,773	570	64	348	22	205	(3)	3,979
Separate account business	450							450

Total liabilities	44,025	2,576	1,271	3,928	296	1,535	(1,045)	52,586

Total shareholders’ equity	10,416	2,112	1,461	1,768	188	19,014	(16,006)	18,953
Noncontrolling interests	1,285	2,052		1,193				4,530

Total equity	11,701	4,164	1,461	2,961	188	19,014	(16,006)	23,483

Total liabilities and equity	$55,726	$6,740	$2,732	$6,889	$484	$20,549	$(17,051)	$76,069

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$42,655	$1,055	$128	$52	$57	$4,960		$48,907
Cash	77	22	2	7	10	2		120
Receivables	9,224	671	109	71	33	169	$(135)	10,142
Property, plant and equipment	286	4,291	1,350	6,326	347	36		12,636
Deferred income taxes	699		548				(958)	289
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,314	(15,314)	—
Other assets	724	678	27	339	24	6		1,798
Deferred acquisition costs of insurance subsidiaries	1,079							1,079
Separate account business	450							450

Total assets	$55,280	$6,737	$2,748	$6,958	$474	$20,487	$(16,407)	$76,277

Liabilities and Equity:

Insurance reserves	$37,590							$37,590
Payable to brokers	239		$115	$2		$329		685
Short term debt	400				$72	175		647
Long term debt	2,251	$1,487	1,100	3,252	148	692	$(100)	8,830
Deferred income taxes		533		410	54	523	(958)	562
Other liabilities	2,877	831	93	372	21	248	(35)	4,407
Separate account business	450							450

Total liabilities	43,807	2,851	1,308	4,036	295	1,967	(1,093)	53,171

Total shareholders’ equity	9,838	1,972	1,440	1,815	179	18,520	(15,314)	18,450
Noncontrolling interests	1,635	1,914		1,107				4,656

Total equity	11,473	3,886	1,440	2,922	179	18,520	(15,314)	23,106

Total liabilities and equity	$55,280	$6,737	$2,748	$6,958	$474	$20,487	$(16,407)	$76,277

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2011	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,210							$3,210
Net investment income	1,137	$2				$41		1,180
Intercompany interest and dividends						311	$(311)	—
Investment gains	41	1						42
Contract drilling revenues		1,659						1,659
Other	138	40	$202	$574	$169		(4)	1,119

Total	4,526	1,702	202	574	169	352	(315)	7,210

Expenses:

Insurance claims and policyholders’ benefits	2,731							2,731
Amortization of deferred acquisition costs	695							695
Contract drilling expenses		750						750
Other operating expenses	483	268	125	392	150	28	(4)	1,442
Interest	99	44	24	87	5	25	(4)	280

Total	4,008	1,062	149	479	155	53	(8)	5,898

Income before income tax	518	640	53	95	14	299	(307)	1,312
Income tax (expense) benefit	(152)	(142)	(19)	(24)	(6)	3		(340)

Net income	366	498	34	71	8	302	(307)	972
Amounts attributable to noncontrolling interests	(49)	(256)		(33)				(338)

Net income attributable to Loews Corporation	$317	$242	$34	$38	$8	$302	$(307)	$634

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,223							$3,223
Net investment income	1,111	$2				$30		1,143
Intercompany interest and dividends						435	$(435)	—
Investment gains (losses)	63		$(31)					32
Contract drilling revenues		1,656						1,656
Other	151	27	253	$557	$156	1		1,145

Total	4,548	1,685	222	557	156	466	(435)	7,199

Expenses:

Insurance claims and policyholders’ benefits	2,455							2,455
Amortization of deferred acquisition costs	687							687
Contract drilling expenses		658						658
Other operating expenses	524	258	141	341	146	33		1,443
Interest	73	44	37	75	5	27	(4)	257

Total	3,739	960	178	416	151	60	(4)	5,500

Income before income tax	809	725	44	141	5	406	(431)	1,699
Income tax (expense) benefit	(249)	(229)	(26)	(36)	(2)	7		(535)

Net income	560	496	18	105	3	413	(431)	1,164
Amounts attributable to noncontrolling interests	(76)	(256)		(46)				(378)

Net income attributable to Loews Corporation	$484	$240	$18	$59	$3	$413	$(431)	$786

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

—	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 64% owned subsidiary); and

—	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for second quarter of 2011 amounted to $252 million, or $0.62 per share, compared to $366 million, or $0.87 per share, in the 2010 second quarter. Net income for the six months ended June 30, 2011 was $634 million, or $1.54 per share compared to $786 million, or $1.87 per share, in the prior year period.

Net income decreased primarily due to lower favorable net prior year development recorded by CNA in 2011 than in 2010 as well as higher natural catastrophe losses in 2011. These declines were partially offset by higher earnings at Diamond Offshore primarily due to an increase in utilization of high specification floaters.

In the first six months of 2011, net income decreased as compared to the prior year period primarily due lower favorable net prior year development in 2011 than in 2010 and higher natural catastrophe losses in 2011 at CNA.

Net income included net investment gains of $24 million (after tax and noncontrolling interests) in the first six months of 2011 as compared to net investment gains of $12 million in the comparable prior year period. Net investment gains for the six months ended June 30, 2011 were driven by net trading activity and lower other-than-temporary impairment losses at CNA as compared to the prior year period.

Book value per share increased to $46.81 at June 30, 2011, compared to $45.54 at March 31, 2011 and $44.51 at December 31, 2010.

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

—	Insurance Reserves

—	Reinsurance and Other Receivables

—	Litigation

—	Valuation of Investments and Impairment of Securities

—	Long Term Care Products

—	Payout Annuity Contracts

—	Pension and Postretirement Benefit Obligations

—	Valuation of HighMount’s Proved Reserves

—	Impairment of Long-lived Assets

—	Goodwill

—	Income Taxes

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2011 and 2010 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Insurance premiums	$1,595	$1,608	$3,210	$3,223
Net investment income	517	521	1,137	1,111
Investment gains	19	29	41	63
Other revenue	71	75	138	151

Total	2,202	2,233	4,526	4,548

Expenses:
Insurance claims and policyholders’ benefits	1,367	1,147	2,731	2,455
Amortization of deferred acquisition costs	350	345	695	687
Other operating	259	255	483	524
Interest	44	37	99	73

Total	2,020	1,784	4,008	3,739

Income before income tax	182	449	518	809
Income tax expense	(49)	(146)	(152)	(249)

Net income	133	303	366	560
Amounts attributable to noncontrolling interests	(18)	(44)	(49)	(76)

Net income attributable to Loews Corporation	$115	$259	$317	$484

Three Months Ended June 30, 2011 Compared to 2010

Net income decreased $144 million for the three months ended June 30, 2011 as compared with the 2010 period, see the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Insurance claims and policyholders’ benefits increased $220 million, primarily due to a lower level of favorable net prior year development and higher catastrophe losses in 2011. Further information on net prior year development for the three months ended June 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2011 Compared to 2010

Net income decreased $167 million for the six months ended June 30, 2011 as compared with the same period in 2010. Investment gains decreased $22 million ($7 million after tax and noncontrolling interests). See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Insurance claims and policyholders’ benefits increased $276 million primarily due to a lower level of favorable net prior year development, the favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement and higher catastrophe losses. Further information on net prior year development for the six months ended June 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Additionally, expenses in 2010 were unfavorably impacted by information technology (“IT”) costs.

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

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions, except %)

Net written premiums	$683	$647	$1,422	$1,303
Net earned premiums	688	665	1,357	1,319
Net investment income	126	125	286	272
Net operating income	103	151	220	266
Net realized investment gains	4	19	9	27
Net income	107	170	229	293

Ratios:
Loss and loss adjustment expense	60.8%	48.2%	62.5%	54.8%
Expense	31.5	30.3	31.0	30.6
Dividend	(0.1)	0.5		0.3

Combined	92.2%	79.0%	93.5%	85.7%

Three Months Ended June 30, 2011 Compared to 2010

Net written premiums for CNA Specialty increased $36 million for the three months ended June 30, 2011 as compared with the same period in 2010, primarily driven by new business. Net earned premiums increased $23 million as compared to the same period in 2010, consistent with modest increases in net written premiums in recent quarters.

CNA Specialty’s average rate was flat for the three months ended June 30, 2011, as compared to a decrease of 2% for the three months ended June 30, 2010 for the policies that renewed in each period. Retention of 85% was achieved in each period.

Net income decreased $63 million for the three months ended June 30, 2011 as compared with the same period in 2010. This decrease was due to a lower net operating income and lower net realized investment gains.

Net operating income decreased $48 million for the three months ended June 30, 2011 as compared with the same period in 2010, primarily due to a lower level of favorable net prior year development.

The combined ratio increased 13.2 points for the three months ended June 30, 2011 as compared with the same period in 2010. The loss ratio increased 12.6 points, primarily due to a lower level of favorable net prior year development and the impact of a higher current accident year loss ratio. The 2011 current accident year loss ratio is being unfavorably affected by the rate trend as noted above, and increased frequency trends of employment practices liability claims and increased severity trends in CNA’s medical technology business over the past several quarters. The expense ratio increased 1.2 points, primarily due to higher underwriting expenses as CNA continued its investments across this business segment.

Favorable net prior year development of $53 million and $124 million was recorded for the three months ended June 30, 2011 and 2010. Further information on CNA Specialty’s net prior year development for the three months ended June 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1.

Six Months Ended June 30, 2011 Compared to 2010

Net written premiums for CNA Specialty increased $119 million and net earned premiums increased $38 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.

CNA Specialty’s average rate was flat for the six months ended June 30, 2011, as compared to a decrease of 2% for the six months ended June 30, 2010 for the policies that renewed in each period. Retention of 86% was achieved in each period.

Net income decreased $64 million and net operating income decreased $46 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.

The combined ratio increased 7.8 points for the six months ended June 30, 2011 as compared with the same period in 2010. The loss ratio increased 7.7 points, primarily due to a lower level of favorable net prior year development and the impact of a higher current accident year loss ratio, as noted above. The expense ratio increased 0.4 points, primarily due to higher underwriting expenses, partially offset by the impact of IT costs incurred in 2010.

Favorable net prior year development of $75 million and $153 million was recorded for the six months ended June 30, 2011 and 2010. Further information on CNA Specialty’s net prior year development for the six months ended June 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	June 30, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$2,470	$2,341
Gross IBNR Reserves	4,483	4,452

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,953	$6,793

Net Case Reserves	$2,104	$1,992
Net IBNR Reserves	3,947	3,926

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,051	$5,918

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions, except %)

Net written premiums	$880	$838	$1,708	$1,667
Net earned premiums	768	797	1,570	1,613
Net investment income	193	184	454	405
Net operating income	35	113	153	202
Net realized investment gains (losses)	7	(12)	16
Net income	42	101	169	202

Ratios:
Loss and loss adjustment expense	80.7%	60.9%	77.9%	67.6%
Expense	36.6	36.7	34.6	36.1
Dividend	0.4	0.8	0.1	0.4

Combined	117.7%	98.4%	112.6%	104.1%

Three Months Ended June 30, 2011 Compared to 2010

Net written premiums for CNA Commercial increased $42 million for the three months ended June 30, 2011 as compared with the same period in 2010. This increase was primarily driven by new business across several lines of business as well as continued positive rate impacts. Net earned premiums decreased $29 million for the three months ended June 30, 2011 as compared with the same period in 2010, primarily due to the impact of decreased net written premiums in prior quarters.

CNA Commercial’s average rate increased 2% for the three months ended June 30, 2011 and 2010 for the policies that renewed in each period. Retention of 78% was achieved in each period.

Net income decreased $59 million for the three months ended June 30, 2011 as compared with the same period in 2010. This decrease was due to lower net operating income, partially offset by improved net realized investment results.

Net operating income decreased $78 million for the three months ended June 30, 2011 as compared with the same period in 2010. This decrease was primarily due to a lower level of favorable net prior year development and higher catastrophe losses, partially offset by improved non-catastrophe current accident year underwriting results.

The combined ratio increased 19.3 points for the three months ended June 30, 2011 as compared with the same period in 2010. The loss ratio increased 19.8 points, primarily due to a lower level of favorable net prior year development and increased catastrophe losses, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $96 million, or 12.5 points of the loss ratio, for the three months ended June 30, 2011, as compared to $45 million, or 5.7 points of the loss ratio, for the same period in 2010. Catastrophe losses in the second quarter of 2011 related primarily to domestic storms.

Favorable net prior year development of $10 million and $140 million was recorded for the three months ended June 30, 2011 and 2010. Further information on CNA Commercial net prior year development for the three months ended June 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1.

Six Months Ended June 30, 2011 Compared to 2010

Net written premiums for CNA Commercial increased $41 million and net earned premiums decreased $43 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.

CNA Commercial’s average rate increased 2% for the six months ended June 30, 2011, as compared with an increase of 1% for the six months ended June 30, 2010 for the policies that renewed in each period. Retention of 79% and 78% was achieved in each period.

Net income decreased $33 million for the six months ended June 30, 2011 as compared with the same period in 2010, due to the same reasons discussed above in the three month comparison.

Net operating income decreased $49 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to a lower level of favorable net prior year development and higher catastrophe losses, partially offset by improved non-catastrophe current accident year underwriting results and higher net investment income. In 2010, expenses were unfavorably impacted by IT costs.

The combined ratio increased 8.5 points for the six months ended June 30, 2011 as compared with the same period in 2010. The loss ratio increased 10.3 points, due to the same reasons discussed above in the three month comparison. Catastrophe losses were $149 million, or 9.5 points of the loss ratio, for the six months ended June 30, 2011, as compared to $83 million, or 5.2 points of the loss ratio, for the same period in 2010. Catastrophe losses in the six months ended June 30, 2011 related primarily to domestic storms and the event in Japan.

The expense ratio improved 1.5 points for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the favorable impact of recoveries on insurance receivables written off in prior years and the impact of IT costs incurred in the first quarter of 2010.

Favorable net prior year development of $25 million and $147 million was recorded for the six months ended June 30, 2011 and 2010. Further information on CNA Commercial net prior year development for the six months ended June 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	June 30, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$6,431	$6,390
Gross IBNR Reserves	5,851	6,132

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,282	$12,522

Net Case Reserves	$5,423	$5,349
Net IBNR Reserves	5,073	5,292

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,496	$10,641

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Net earned premiums	$141	$146	$285	$291
Net investment income	189	174	377	349
Net operating loss	(16)	(17)	(33)	(16)
Net realized investment losses			(2)	(4)
Net loss	(16)	(17)	(35)	(20)

Three Months Ended June 30, 2011 Compared to 2010

Net earned premiums for Life & Group Non-Core decreased $5 million for the three months ended June 30, 2011 as compared with the same period in 2010. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss decreased $1 million for the three months ended June 30, 2011 as compared with the same period in 2010. This improvement was primarily due to lower expenses and improved investment results, substantially offset by unfavorable claim experience in CNA’s long term care business and less favorable performance on CNA’s remaining pension deposit business.

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA may record an additional pretax liability in Policyholders’ funds based on the results of the investments supporting this business. During the second quarter of 2010, CNA decreased this pretax liability by $6 million. There was no change in this liability during the second quarter of 2011.

Six Months Ended June 30, 2011 Compared to 2010

Net earned premiums for Life & Group Non-Core decreased $6 million for the six months ended June 30, 2011 as compared with the same period in 2010.

Net loss increased $15 million for the six months ended June 30, 2011 as compared with the same period in 2010. This increase was primarily due to the $14 million (after tax and noncontrolling interests) favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement. Additionally, less favorable performance on CNA’s remaining pension deposit business and unfavorable claim experience in its long term care business were substantially offset by lower expenses. In 2010, expenses were unfavorably impacted by IT costs.

CNA decreased the pretax liability related to its pension deposit business, as discussed above, by $2 million and $19 million during the six month periods ended June 30, 2011 and 2010. As of June 30, 2011, there was no additional liability in Policyholders’ funds for these separate account investment contracts.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including asbestos and environmental pollution (“A&EP”) and intrasegment eliminations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Net investment income	$9	$38	$20	$85
Net operating income (loss)	(19)		(47)	1
Net realized investment gains	1	5	1	8
Net income (loss)	(18)	5	(46)	9

Three Months Ended June 30, 2011 Compared to 2010

Net results decreased $23 million for the three months ended June 30, 2011 as compared with the same period in 2010, driven by lower net investment income partially offset by lower net incurred claims, both resulting from the Loss Portfolio Transfer consummated in the third quarter of 2010. Under the Loss Portfolio Transfer, CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement. As a result of that transaction, the investment income allocated to the Other Insurance segment decreased because of the lower net reserve base and associated risk capital. Claim adjustment expenses are lower because the counterparty to the Loss Portfolio Transfer is responsible for A&EP claim handling.

Additionally, the decrease in net results was driven by decreased net realized investment results and higher interest expense. The increase in interest expense primarily relates to the use of debt to fund a portion of the 2010 redemption of CNA’s preferred stock. These unfavorable impacts were partially offset by increased favorable net prior year development.

Favorable net prior year development of $9 million and $1 million was recorded for the three months ended June 30, 2011 and 2010.

Six Months Ended June 30, 2011 Compared to 2010

Net results decreased $55 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.

Favorable net prior year development of $7 million was recorded for the six months ended June 30, 2011, compared to no net prior year development for the same period of 2010.

The following table summarizes the gross and net carried reserves for the Other Insurance segment:

	June 30, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$1,383	$1,430
Gross IBNR Reserves	1,844	2,012

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,227	$3,442

Net Case Reserves	$425	$461
Net IBNR Reserves	248	257

Total Net Carried Claim and Claim Adjustment Expense Reserves	$673	$718

Diamond Offshore

Recent Developments

The U.S. government lifted the ban on certain drilling activities in the U.S. Gulf of Mexico (“GOM”) on October 12, 2010. Currently, all drilling in the GOM is subject to compliance with the final Drilling Safety Rule (codification of

Notice to Lessees, “NTL”, 2010-N05), the Workplace Safety Rule on Safety and Environmental Management Systems and other requirements set forth in NTL 2010-N06 and NTL 2010-N10 (known as the Compliance and Review NTL). The Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) recently announced that additional regulations are forthcoming and that multi-person inspection teams will now be utilized for offshore oil and gas inspections. In addition, the BOEMRE is in the process of a comprehensive review of its application of the National Environmental Policy Act of 1969 (“NEPA”) in reviewing drilling plans, lease sales and other drilling activities in the GOM, particularly the use of categorical exclusions under NEPA to preclude the requirement for or limit the scope of environmental assessments. Diamond Offshore is not able to predict the likelihood, nature or extent of any additional rulemaking or the results of reviews by the BOEMRE.

In addition, in the aftermath of the April 20, 2010 Macondo incident, the number of new drilling permits issued by BOEMRE has been limited. Although the BOEMRE has announced that it is putting in place significant improvements in the oil and gas permit application process, Diamond Offshore is unable to predict when or if the pace of permitting in the GOM will return to pre-Macondo levels. It has been reported that the industry currently has approximately 33 floating rigs in the GOM that have been impacted by the regulatory uncertainty that has followed the Macondo incident and that five floating rigs have left the GOM since the imposition of the moratorium in 2010, two of which are owned by Diamond Offshore. Absent an increase in permitting activity, weakness in the GOM market is likely to continue throughout 2011, with the possibility of additional rigs being cold stacked by Diamond Offshore and others in the industry.

Improving oil prices, which have climbed as high as $114 per barrel since 2011 began, appear to be supporting demand for Diamond Offshore’s equipment in international markets. As a result, dayrates for Diamond Offshore’s international floater rigs appear to have stabilized, and Diamond Offshore is encouraged by the increase in tender activity by its customers across all classes of floater rigs outside the GOM, although demand for Diamond Offshore’s services has not yet risen sufficiently to provide pricing power on new contracts.

Intermediate and high specification floater rigs, both domestic and international, accounted for approximately 93% of revenue during the second quarter of 2011. This market remains stable with marketed industry floater utilization reportedly nearing 90%. Approximately 82% of the time for Diamond Offshore’s intermediate and high specification floater rigs is committed for the remainder of 2011. Additionally, 55% of the time on floating rigs is committed in 2012.

During the second quarter of 2011, international demand for standard jack-ups remained stable with narrow profit margins, though there was a significant increase in tender activity for standard jack-up rigs in Mexico late in the period. However, high specification new-build jack-up rigs coming to market are enjoying significantly higher utilization rates and better pricing than older existing equipment. This new-build activity could result in an oversupply of jack-up rigs and negatively impact the market for standard jack-ups, which comprise most of Diamond Offshore’s jack-up fleet, during the remainder of 2011 and beyond.

Among other new drilling contracts in the second quarter of 2011, Diamond Offshore announced two five-year agreements which will utilize two of its new-build drillships under construction, the Ocean BlackHawk and the Ocean BlackHornet. The two contracts, which are expected to commence in late 2013 and early 2014, are expected to generate combined maximum total revenue of approximately $1.8 billion. In May, Diamond Offshore executed a contract for the construction of a third new-build drillship, for delivery in the second quarter of 2014.

Ten other agreements were announced in mid-July 2011 following the close of the quarter which are expected to generate combined maximum total revenue of approximately $1.1 billion and represent approximately 14.4 years of contract drilling backlog.

Since December 31, 2010 through the date of this report, Diamond Offshore has entered into 33 new drilling contracts totaling approximately $3.5 billion in backlog and ranging in duration from one well to five years. As of July 21, 2011, Diamond Offshore’s contract backlog was approximately $8.6 billion, of which its contracts in Brazil and the GOM represented approximately $5.0 billion, or 58%, and, $2.1 billion, or 24%.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of July 21, 2011 and February 1, 2011 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2010). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 21, 2011	February 1, 2011
(In millions)

High specification floaters (a)	$6,022	$3,838
Intermediate semisubmersible rigs (b)	2,369	2,700
Jack-ups (c)	259	107

Total	$8,650	$6,645

(a)	Contract drilling backlog as of July 21, 2011 for Diamond Offshore’s high specification floaters includes (i) $3.2 billion attributable to contracted operations offshore Brazil for the years 2011 to 2016 and (ii) $2.1 billion attributable to contracted operations in the GOM for the years 2011 to 2019, including $1.8 billion in the aggregate for the years 2013 to 2019 attributable to contracts for two of Diamond Offshore’s drillships under construction.
(b)	Contract drilling backlog as of July 21, 2011 for Diamond Offshore’s intermediate semisubmersible rigs includes (i) $1.8 billion attributable to contracted operations offshore Brazil for the years 2011 to 2015 and (ii) $6 million attributable to contracted operations in the GOM during 2011.
(c)	Contract drilling backlog as of July 21, 2011 for Diamond Offshore’s jack-ups includes (i) $29 million attributable to contracted operations offshore Brazil for the years 2011 to 2012 and (ii) $4 million attributable to contracted operations in the GOM during 2011.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of July 21, 2011.

Year Ended December 31	Total	2011 (a)	2012	2013	2014 - 2019
(In millions)

High specification floaters (b)	$6,022	$827	$1,132	$1,087	$2,976
Intermediate semisubmersible rigs (c)	2,369	587	769	526	487
Jack-ups (d)	259	76	92	69	22

Total	$8,650	$1,490	$1,993	$1,682	$3,485

(a)	Represents a six month period beginning July 1, 2011.
(b)	Contract drilling backlog as of July 21, 2011 for Diamond Offshore’s high specification floaters includes (i) $397 million, $787 million and $866 million for the years 2011 to 2013, and $1.2 billion in the aggregate for the years 2014 to 2016, attributable to contracted operations offshore Brazil and (ii) $80 million, $99 million and $117 million for the years 2011 to 2013, and $1.8 billion in the aggregate for the years 2014 to 2019 attributable to contracted operations in the GOM.
(c)	Contract drilling backlog as of July 21, 2011 for Diamond Offshore’s intermediate semisubmersible rigs includes (i) $356 million, $541 million and $402 million for the years 2011 to 2013, and $459 million in the aggregate for the years 2014 to 2015, attributable to contracted operations offshore Brazil, and (ii) $6 million for 2011 attributable to contracted operations in the GOM.
(d)	Contract drilling backlog as of July 21, 2011 for Diamond Offshore’s jack-ups includes (i) $25 million and $4 million for years 2011 and 2012 attributable to contracted operations offshore Brazil and (ii) $4 million for 2011 attributable to contracted operations in the GOM.

The following table reflects the percentage of rig days committed by year as of July 21, 2011. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the final commissioning dates for the Ocean BlackHawk and Ocean BlackHornet and does not include available days for Diamond Offshore’s third drillship on order with Hyundai Heavy Industries, Co. Ltd., (“Hyundai”).

Year Ended December 31	2011 (a) (b)	2012 (b)	2013 (b)	2014 – 2019 (b)

High specification floaters	97%	71%	62%	20%
Intermediate semisubmersible rigs	70%	43%	29%	4%
Jack-ups	48%	21%	15%	1%

(a)	Represents a six month period beginning July 1, 2011.
(b)	Includes approximately 800 and 600 scheduled shipyard, survey and mobilization days for 2011 and 2012, and also includes 125 final commissioning and mobilization days for each of the years 2013 and 2014 for the Ocean BlackHawk and Ocean BlackHornet.

Dayrate and Utilization Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue earning days (a)
High specification floaters	1,201	885	2,219	1,824
Intermediate semisubmursible rigs	1,320	1,417	2,688	2,750
Jack-ups	714	965	1,269	1,757

Utilization (b)
High specification floaters	94%	69%	88%	74%
Intermediate semisubmursible rigs	76%	82%	78%	80%
Jack-ups	60%	76%	54%	69%

Average daily revenue (c)
High specification floaters	$364,000	$373,400	$352,800	$387,000
Intermediate semisubmursible rigs	265,600	269,600	269,200	274,200
Jack-ups	81,600	84,700	81,900	91,800

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2011 and 2010, as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Contract drilling	$870	$812	$1,659	$1,656
Net investment income	2	1	2	2
Investment gains			1
Other revenue	20	10	40	27

Total	892	823	1,702	1,685

Expenses:
Contract drilling	388	352	750	658
Other operating	139	129	268	258
Interest	22	22	44	44

Total	549	503	1,062	960

Income before income tax	343	320	640	725
Income tax expense	(86)	(104)	(142)	(229)

Net income	257	216	498	496
Amounts attributable to noncontrolling interests	(132)	(112)	(256)	(256)

Net income attributable to Loews Corporation	$125	$104	$242	$240

Three Months Ended June 30, 2011 Compared to 2010

Contract drilling revenues increased $58 million, or 7.1%, for the three months ended June 30, 2011 as compared to 2010, primarily as a result of an increase in average utilization of Diamond Offshore’s high specification floaters from 69% during the second quarter of 2010 to 94% during the second quarter of 2011, partially offset by a decline in contract drilling revenues earned by the remainder of its fleet. Results for the second quarter of 2011 reflected the return to work of three of Diamond Offshore’s high specification floaters (two in international markets and one in the GOM) after being idled during the second quarter of 2010 following the Macondo incident in the GOM, as well as revenue generated by the newest addition to Diamond Offshore’s floater fleet, the Ocean Valor, which began operating under contract offshore Brazil in the fourth quarter of 2010. In contrast, subsequent to the second quarter of 2010, Diamond Offshore cold stacked two additional intermediate semisubmersible rigs and one jack-up rig, which negatively impacted revenue during the second quarter of 2011.

Revenues from high specification floaters increased $112 million for the three months ended June 30, 2011 as compared to 2010. This increase was primarily due to a $118 million increase in utilization, partially offset by an $11 million decrease in dayrates. Revenue earning days increased from 885 for the three months ended June 30, 2010 to 1,201 for the 2011 period, primarily due to the operation of the Ocean Valor and Ocean Baroness offshore Brazil for the majority of the second quarter of 2011, compared to the second quarter of 2010 when the rigs were mobilizing from the GOM and undergoing customer acceptance, and the Ocean Alliance which was in the shipyard for a 5 year survey and thruster change out for the entire second quarter of 2010.

Revenues from intermediate semisubmersible rigs decreased $32 million for the three months ended June 30, 2011 as compared to 2010, primarily due to decreased utilization of $26 million and decreased dayrates of $5 million.

Revenues from jack-up rigs decreased $22 million for the three months ended June 30, 2011 as compared to 2010, primarily due to decreased utilization of $21 million, which decreased from 76% in 2010 to 60% in 2011. Revenue earning days decreased by 251, mainly due to the sale of the Ocean Shield in July 2010 and cold stacking of the Ocean Spartan in September 2010.

Net income increased $21 million for the three months ended June 30, 2011 as compared to 2010, primarily due to an increase in Contract drilling revenues and lower income tax expense, partially offset by an increase in Contract drilling expense. Contract drilling expense increased $36 million and included normal operating costs for the Ocean Valor, as well as increased amortized mobilization costs and higher costs associated with rigs operating internationally rather than domestically.

Diamond Offshore’s effective tax rate decreased for the three months ended June 30, 2011 as compared with 2010. The lower effective tax rate in the current period is partially the result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, as well as the mix of international tax jurisdictions in which Diamond Offshore operates. Also contributing to the lower effective tax rate in the 2011 period was the impact of a tax law provision that expired at the end of 2009 but was subsequently signed back into law in December 2010. This provision allows Diamond Offshore to defer recognition of certain foreign earnings for U.S. income tax purposes. The extension of this tax law provision and Diamond Offshore’s decisions in the fourth quarter of 2010 and the first and second quarter of 2011 to build three new drillships overseas, caused Diamond Offshore to reassess its intent to repatriate certain foreign earnings to the U.S. It is now Diamond Offshore’s intent to reinvest those earnings internationally. Consequently, Diamond Offshore was able to defer the recognition of certain of its foreign earnings for U.S. income tax purposes in the second quarter of 2011 that it was unable to defer during the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to 2010

Contract drilling revenues increased $3 million for the six months ended June 30, 2011 as compared to 2010. Revenue generated by Diamond Offshore’s domestic and international high specification floater rigs increased an aggregate $89 million, or 12%, and revenue for Diamond Offshore’s semisubmersible and jack-up fleet decreased $33 million and $53 million, or 4% and 33%, during the first half of 2011 compared to the first half of 2010. The two newest additions to Diamond Offshore’s floater fleet, the Ocean Courage and Ocean Valor, which began operating under contract late in the first quarter and in the fourth quarter of 2010, contributed incremental revenue of $88 million during the first six months of 2011. However, as of the end of the first half of 2011, Diamond Offshore cold stacked eight rigs, consisting of four intermediate semisubmersible rigs and four jack-up rigs, including the semisubmersible Ocean Epoch, which was cold stacked in the first quarter of 2011.

Revenues from high specification floaters increased $89 million for the six months ended June 30, 2011 as compared to 2010. This increase was primarily due to a $152 million increase in utilization and a $13 million increase in amortized mobilization fees, partially offset by a $76 million decrease in dayrates. Revenue earning days increased from 1,824 for the six months ended June 30, 2010 to 2,219 for the 2011 period, primarily due to 525 additional revenue earning days offshore Brazil reflecting additional rigs operating in this region compared to the prior period.

Revenues from intermediate semisubmersible rigs decreased $33 million for the six months ended June 30, 2011 as compared to 2010, primarily due to decreased utilization of $17 million and decreased dayrates of $14 million.

Revenues from jack-up rigs decreased $53 million for the six months ended June 30, 2011 as compared to 2010, primarily due to decreased utilization of $45 million, which decreased from 69% in 2010 to 54% in 2011. Revenue earning days decreased by 488, mainly due to the sale of the Ocean Shield in July 2010 and cold stacking of the Ocean Spartan in September 2010.

Net income increased slightly for the six months ended June 30, 2011 as compared to 2010, primarily due to a decrease in income tax expense, offset by an increase in Contract drilling expense. Contract drilling expense increased $92 million and included a full six months of expense for the Ocean Courage and Ocean Valor, as well as increased amortized mobilization costs and higher costs associated with rigs operating internationally rather than domestically.

Diamond Offshore’s effective tax rate decreased for the six months ended June 30, 2011 as compared with 2010. The lower effective tax rate in the current period is due to the same reasons discussed above in the three month comparison.

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

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gas production (Bcf)	11.8	15.0	23.4	32.6
Gas sales (Bcf)	11.1	14.0	22.0	30.2
Oil production/sales (Mbbls)	81.6	67.9	142.2	128.8
NGL production/sales (Mbbls)	671.3	738.2	1,374.1	1,472.6
Equivalent production (Bcfe)	16.4	19.8	32.5	42.2
Equivalent sales (Bcfe)	15.6	18.8	31.1	39.8

Average realized prices without hedging results:
Gas (per Mcf)	$4.21	$3.90	$4.08	$4.61
NGL (per Bbl)	54.28	38.52	51.02	41.16
Oil (per Bbl)	97.28	71.08	93.02	72.55
Equivalent (per Mcfe)	5.83	4.67	5.57	5.26

Average realized prices with hedging results:
Gas (per Mcf)	$5.53	$5.19	$5.96	$6.25
NGL (per Bbl)	39.72	33.20	39.25	33.81
Oil (per Bbl)	97.28	71.08	93.02	72.55
Equivalent (per Mcfe)	6.14	5.42	6.38	6.23

Average cost per Mcfe:
Production expenses	$1.21	$1.14	$1.21	$1.11
Production and ad valorem taxes	0.48	0.42	0.46	0.39
General and administrative expenses	0.60	0.77	0.63	0.65
Depletion expense	1.14	0.87	1.13	0.88

Results of Operations

The following table summarizes the results of operations for HighMount for the three and six months ended June 30, 2011 and 2010, as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Other revenue, primarily operating	$98	$105	$202	$253
Investment losses		(18)		(31)

Total	98	87	202	222

Expenses:
Operating	62	69	125	141
Interest	12	18	24	37

Total	74	87	149	178

Income before income tax	24	—	53	44
Income tax expense	(9)	(6)	(19)	(26)

Net income attributable to Loews Corporation	$15	$(6)	$34	$18

Three Months Ended June 30, 2011 Compared to 2010

HighMount’s operating revenues decreased $7 million in the second quarter of 2011, as compared with the 2010 period. Operating revenues decreased by $10 million due to the sale of HighMount’s assets in Michigan and Alabama in the second quarter of 2010. Permian Basin operating revenues increased by $3 million on sales volumes of 15.6 Bcfe in the second quarter of 2011 compared to 16.6 Bcfe in 2010. Average prices realized per Mcfe for Permian Basin sales were $6.14 in the second quarter of 2011 compared to $5.55 in the 2010 period. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity.

As a result of the Michigan and Alabama asset sales in 2010, a portion of the expected underlying transactions related to HighMount’s interest rate and commodity hedging activities were no longer probable of occurring and hedge accounting was discontinued. This resulted in a pretax loss of $18 million for the three months ended June 30, 2010.

HighMount had hedges in place as of June 30, 2011 that cover approximately 76% and 53% of total estimated 2011 and 2012 natural gas equivalent production at a weighted average price of $6.27 and $5.48 per Mcfe.

Operating expenses decreased $7 million in the second quarter of 2011, as compared with the 2010 period. The decline is primarily due to the sale of HighMount’s assets in Michigan and Alabama.

DD&A expenses were $24 million and $22 million for the three months ended June 30, 2011 and 2010. This reflects a $4 million increase of DD&A expenses in the Permian Basin due to negative reserve revisions in December 2010 and projected 2011 capital activity, partially offset by a $2 million decrease due to the sale of HighMount’s assets in Michigan and Alabama.

Six Months Ended June 30, 2011 Compared to 2010

HighMount’s operating revenues decreased $51 million in the first six months of 2011, as compared with the 2010 period. Operating revenues decreased by $46 million due to the sale of HighMount’s assets in Michigan and Alabama. Permian Basin operating revenues decreased by $5 million on sales volumes of 31.1 Bcfe in 2011 compared to 33.2 Bcfe in the 2010 period. Average prices realized per Mcfe for Permian Basin sales were $6.38 in 2011 compared to $6.09 in the 2010 period. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity. For the six months ended June 30, 2010, HighMount recorded a pretax loss of $31 million related to the discontinuation of hedge accounting, as discussed above.

Operating expenses decreased by $16 million for the first six months of 2011, as compared with the 2010 period. The decline reflects a $22 million decrease related to the sale of HighMount’s assets in Michigan and Alabama, partially offset by a $6 million increase in other operating expenses in the Permian Basin. The increase in other operating expenses is due to higher DD&A expenses, increased well maintenance and other efforts to increase production, partially offset by lower general and administrative expenses.

DD&A expenses were $47 million and $48 million for the first six months of 2011 and 2010. This reflects an $8 million decrease due to the sale of HighMount’s assets in Michigan and Alabama offset by a $7 million increase in the Permian Basin, due to negative reserve revisions in December 2010 and projected 2011 capital activity.

Boardwalk Pipeline

Boardwalk Pipeline’s ability to market available transportation capacity is impacted by supply and demand for natural gas, competition from other pipelines, natural gas price volatility, the price differential between physical locations on its pipeline systems (“basis spreads”), economic conditions and other factors. Over the past several years, new sources of natural gas have been identified throughout the U.S. and new pipeline infrastructure has been developed, which has led to changes in pricing dynamics between supply basins, pooling points and market areas and an overall weakening of basis spreads across Boardwalk Pipeline’s pipeline systems. Under these market conditions, marketing available capacity and renewing expiring contracts have become more difficult and Boardwalk Pipeline’s ability to renew some of its expiring contracts at attractive rates and its revenues from interruptible and short term firm transportation services have been negatively impacted.

The narrowing of basis spreads on Boardwalk Pipeline’s pipeline systems has made it more difficult to renew expiring long term firm transportation contracts at similar rates because, as basis spreads decrease, the rates customers are willing to pay decrease. In addition, as rates decline customers typically seek longer term agreements while Boardwalk Pipeline generally seeks shorter terms. However, changing basis spreads do not have as significant or immediate an impact on long term firm agreements as they do on short term or interruptible services because long term agreements are also influenced by other factors, such as baseload supply needs, certainty of delivery, predictability of long term costs, the ability to manage those costs through the capacity release mechanism and the terms of service.

As of June 30, 2011, a substantial portion of Boardwalk Pipeline’s operating capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 6.0 years. However, an important aspect of Boardwalk Pipeline’s business is its ability to market available short term firm or interruptible transportation capacity and renew existing longer term transportation contracts. Boardwalk Pipeline actively markets available capacity, which includes reserved capacity not fully utilized. The revenues Boardwalk Pipeline will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed above.

Boardwalk Pipeline’s ability to market available storage capacity and parking and lending (“PAL”) is impacted by many of the factors indicated above, as well as natural gas price differentials between time periods, such as winter to summer (“time period price spreads”). These time period price spreads have declined over the 2010 to 2011 periods and have resulted in a significant reduction in Boardwalk Pipeline’s PAL and interruptible storage revenues for the second quarter of 2011 as compared to the second quarter of 2010.

Boardwalk Pipeline holds materials and supplies comprised of pipe, valves, fittings and other materials to support its ongoing operations and for potential future growth projects. In the second quarter of 2011, Boardwalk Pipeline determined that a portion of its materials and supplies would not be used given the types of projects it would likely pursue under its new growth strategy and the costs to carry and maintain the materials. As a result, an impairment charge of $28 million was recognized to adjust the carrying amount of those materials and supplies to an estimated fair value of $6 million. At June 30, 2011, Boardwalk Pipeline held approximately $26 million of materials and supplies which was reflected in Other assets on the Consolidated Condensed Balance Sheets.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Other revenue, primarily operating	$263	$256	$574	$557

Total	263	256	574	557

Expenses:
Operating	211	165	392	341
Interest	39	38	87	75

Total	250	203	479	416

Income before income tax	13	53	95	141
Income tax expense	(3)	(13)	(24)	(36)

Net income	10	40	71	105
Amounts attributable to noncontrolling interests	(5)	(19)	(33)	(46)

Net income attributable to Loews Corporation	$5	$21	$38	$59

Three Months Ended June 30, 2011 Compared to 2010

Total revenues increased $7 million for the three months ended June 30, 2011, compared to the same period in 2010. Gas transportation revenues, excluding fuel, increased $14 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating the Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $7 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $2 million primarily due to lower natural gas prices.

Operating expenses increased $46 million for the three months ended June 30, 2011, compared to the same period in 2010. The increase includes a $28 million impairment charge associated with Boardwalk Pipeline’s materials and supplies, increased operation and maintenance expenses of $8 million due to an increase in maintenance projects mainly from integrity management and reliability spending, $4 million of gas losses associated with the Bistineau storage facility and higher depreciation and property taxes of $4 million associated with an increase in the asset base. These increases were partially offset by $3 million of storage gas sales.

Net income decreased $16 million for the three months ended June 30, 2011, compared to the same period in 2010 primarily due to the impairment charge associated with materials and supplies, decreased PAL and storage revenues and increased operation and maintenance expenses. These negative impacts were partially offset by higher gas transportation revenues from increased capacities.

Six Months Ended June 30, 2011 Compared to 2010

Total revenues increased $17 million for the first half of 2011, compared to the same period in 2010. Gas transportation revenues, excluding fuel, increased $38 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating the Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $15 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $8 million primarily due to lower natural gas prices.

Operating expenses increased $51 million for the first half of 2011, compared to the same period in 2010. The increase includes a $28 million impairment charge associated with Boardwalk Pipeline’s materials and supplies, an expense of $5 million representing an insurance deductible associated with replacing compressor assets and $4 million of gas losses associated with the Bistineau storage facility. There were also higher operation and maintenance expenses of $13 million primarily due to an increase in maintenance projects, mainly from integrity management and reliability spending and lower amounts of labor capitalized from fewer growth projects, and higher depreciation and property taxes of $7 million associated with an increase in the asset base. These increases were partially offset by lower fuel consumed of $5 million primarily due to lower natural gas prices and $3 million of storage gas sales. Interest expense increased by $12 million for the first half of 2011, primarily from a $7 million loss on the early extinguishment of debt and $5 million resulting from higher average interest rates on Boardwalk Pipeline’s long term debt, higher debt levels and lower capitalized interest.

Net income decreased $21 million for the first half of 2011, compared to the same period in 2010 primarily due to the factors described above for the three month period, as well as the insurance deductible expense associated with replacing compressor assets and the loss on the early extinguishment of debt. These negative impacts were partially offset by higher gas transportation revenues from increased capacities.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Other revenue, primarily operating	$89	$81	$169	$156

Total	89	81	169	156

Expenses:
Operating	75	72	150	146
Interest	3	3	5	5

Total	78	75	155	151

Income before income tax	11	6	14	5
Income tax expense	(5)	(2)	(6)	(2)

Net income attributable to Loews Corporation	$6	$4	$8	$3

Revenues increased by $8 million and $13 million, or 9.9% and 8.3%, for the three and six months ended June 30, 2011 as compared to the 2010 periods. Net income increased by $2 million and $5 million for the three and six months ended June 30, 2011 as compared to the 2010 periods.

Revenue per available room increased $22.77 and $15.15 to $175.59 and $163.90 for the three and six months ended June 30, 2011 as compared to the 2010 periods. The increase in revenue per available room reflects improving occupancy and average room rates. Occupancy rates increased to 78.8% and 73.2% in the three and six months ended

June 30, 2011, from 73.6% and 69.5% in the 2010 periods. Average room rates increased by $15.29 and $9.80, or 7.4% and 4.6%, in the three and six months ended June 30, 2011 as compared to the 2010 periods.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

The improvement in operating results is due primarily to the increases in revenue per available room described above, and increases in earnings from joint venture properties reflecting higher occupancy and average room rates at the Orlando properties.

Corporate and Other

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expense and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Net investment income		$4	$41	$30
Other	$(1)	2		1

Total	(1)	6	41	31

Expenses:
Operating	12	22	28	33
Interest	11	9	25	23

Total	23	31	53	56

Income before income tax	(24)	(25)	(12)	(25)
Income tax benefit	8	9	3	7

Net loss attributable to Loews Corporation	$(16)	$(16)	$(9)	$(18)

Revenues decreased by $7 million for the three months ended June 30, 2011, and increased by $10 million for the six months ended June 30, 2011 as compared to the 2010 periods. Investment income decreased due primarily to lower performance of fixed income investments, partially offset by improved performance of equity based investments for the three months ended June 30, 2011. The increase in investment income for the six months ended June 30, 2011 is primarily attributable to improved performance of equity based investments, partially offset by lower performance of fixed income investments.

There was a net loss of $16 million and $9 million for the three and six months ended June 30, 2011 as compared to a net loss of $16 million and $18 million in the 2010 periods. These changes were primarily due to the change in revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.

For the six months ended June 30, 2011, net cash provided by operating activities was $412 million as compared with net cash provided by operating activities of $581 million for the same period in 2010. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2010 operating cash flows were increased by $153 million related to net cash inflows primarily from sales of trading securities as compared to a decrease of $9 million during 2011 related to net trading cash outflows. Cash provided by operating activities was also impacted by decreased investment income receipts during 2011 compared to 2010, and increased premium receipts.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2011, net cash provided by investing activities was $97 million as compared with net cash used by investing activities of $523 million for the same period in 2010. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the six months ended June 30, 2011, net cash used by financing activities was $504 million as compared with net cash used by financing activities of $124 million for the same period in 2010. During 2011, CNA purchased the noncontrolling interest of CNA Surety. Additionally, during 2011 CNA issued $400 million of 5.75% senior notes due August 15, 2021 and used the net proceeds of the offering, together with cash on hand, to redeem the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, along with a call premium.

Dividends

On June 1, 2011, CNA paid a quarterly dividend of $0.10 per share to stockholders of record on May 16, 2011. On July 29, 2011, CNA declared a quarterly dividend of $0.10 per share, payable August 31, 2011 to stockholders of record on August 15, 2011. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

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

Diamond Offshore

Cash and investments totaled $981 million at June 30, 2011, compared to $1.1 billion at December 31, 2010. During the first half of 2011, Diamond Offshore paid cash dividends totaling $246 million, consisting of aggregate regular cash dividends of $35 million and aggregate special cash dividends of $211 million. On July 20, 2011, Diamond Offshore declared a regular quarterly cash dividend of $0.125 per share and a special cash dividend of $0.75 per share.

Cash provided by operating activities for the first half of 2011 was $724 million, compared to $694 million in 2010. The increase is primarily due to less net cash required to satisfy working capital requirements, mainly lower estimated income taxes paid in the U.S. federal jurisdiction, in 2011 compared to 2010.

Diamond Offshore has budgeted approximately $320 million on capital expenditures for 2011 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements. During the first half of 2011, Diamond Offshore spent approximately $101 million toward these programs. In addition, in the first half of 2011, Diamond Offshore paid $478 million as the first of two installment payments for the construction of its three new, ultra-deepwater drillships. The final installments of the contracted price are payable upon delivery of each vessel. The total cost of the three drillships, including commissioning, spares and project management, is expected to be approximately $1.8 billion in the aggregate. Diamond Offshore also has a fixed-price option from Hyundai for the construction of a fourth drillship that expires September 15, 2011. Diamond Offshore expects to finance its 2011 capital expenditures through the use of existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes.

As of June 30, 2011, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $4 million in letters of credit were issued and outstanding under the credit facility.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Diamond Offshore determines the amount of cash required to meet its capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, its ongoing rig equipment replacement and enhancement programs and its obligations relating to the construction of its new drillships. As a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. However, Diamond Offshore believes that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., will be sufficient to meet both its working capital requirements and its capital commitments over the next twelve months. Diamond Offshore will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

HighMount

At June 30, 2011 and December 31, 2010, cash and investments amounted to $124 million and $130 million. Net cash flows provided by operating activities were $81 million in both six month periods ended June 30, 2011 and 2010. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities was $88 million for the six months ended June 30, 2011, compared to cash provided by investing activities of $447 million for the 2010 period. Cash provided by investing activities for the six months ended June 30, 2010 includes net proceeds from the sale of HighMount’s assets in Michigan and Alabama of approximately $500 million. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $43 million and $58 million on capital expenditures for its drilling program in the six months ended June 30, 2011 and 2010. In 2011, funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances and operating activities.

At June 30, 2011, no borrowings were outstanding under HighMount’s revolving credit facility which expires on July 26, 2012, however, $2 million in letters of credit were issued. The available capacity under the facility is $398 million. HighMount maintains $1.1 billion of variable rate term loans which are due on July 26, 2012. HighMount expects to replace these facilities through refinancing, use of existing cash balances and advances or capital contributions from us.

HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At June 30, 2011, HighMount was in compliance with all of its covenants under the credit agreement.

Boardwalk Pipeline

At June 30, 2011 and December 31, 2010, cash and investments amounted to $55 million and $59 million. Funds from operations for the six months ended June 30, 2011 amounted to $243 million, compared to $252 million for the 2010 period. For the six months ended June 30, 2011 and 2010, Boardwalk Pipeline’s capital expenditures were $74 million and $131 million.

In January of 2011, Boardwalk Pipelines issued $325 million aggregate principal amount of 4.5% notes due February 1, 2021. In June of 2011, Boardwalk Pipeline issued an additional $115 million of the 2021 notes. The proceeds from both offerings were used to repay borrowings under Boardwalk Pipeline’s revolving credit facility and its 5.5% notes due April 1, 2013.

In June of 2011, Boardwalk Pipeline completed a public offering of 6 million of its common units at a price of $29.33 per unit and received net cash proceeds of approximately $174 million, including a $4 million contribution by us to maintain our 2% general partner interest.

Boardwalk Pipeline’s ability to access the capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. Boardwalk Pipeline anticipates that its existing capital resources, including the revolving credit facility and cash flow generated from future operations will be adequate to fund its operations, including capital expenditures for maintenance and current growth projects. From time to time, Boardwalk Pipeline expects to issue and sell debt and/or equity securities for general corporate purposes, including to refinance outstanding debt and for potential acquisitions and growth opportunities.

As of June 30, 2011, Boardwalk Pipeline had $269 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 0.4% and had no letters of credit issued. At June 30, 2011, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility and had available borrowing capacity of $681 million. Subsequent to June 30, 2011, Boardwalk Pipeline made additional borrowings under its revolving credit facility. As of July 29, 2011, outstanding borrowings under the revolving credit facility were $359 million, with an available borrowing capacity of $591 million.

Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities some of which reflect increased regulatory requirements applicable to all interstate pipelines. These costs include those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. Maintenance costs may be capitalized or expensed depending on the nature of the activities. For any given reporting period the mix of projects undertaken by Boardwalk Pipeline will affect the amounts recorded as property, plant and equipment on the balance sheet or expensed in earnings.

In 2011, Boardwalk Pipeline expects to incur costs of approximately $250 million to maintain its pipeline systems, of which $82 million is expected to be recorded as maintenance capital, net of expected insurance proceeds. In 2010, these costs were approximately $213 million, of which $63 million was recorded as maintenance capital. The increase of $37 million is primarily related to integrity management, reliability and general pipeline maintenance and repairs which are necessary to comply with regulatory requirements.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments totaled $70 million at June 30, 2011, as compared to $67 million at December 31, 2010. Funds for other capital expenditures, working capital requirements and mortgage debt coming due in the next twelve months are expected to be provided from operations, refinancing, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at June 30, 2011 totaled $4.3 billion, as compared to $4.6 billion at December 31, 2010. During the six months ended June 30, 2011, we paid $415 million to fund treasury stock purchases, repaid at maturity the entire $175 million principal amount of our 8.9% debentures and paid $51 million of cash dividends to our shareholders. These cash outflows were partially offset by the receipt of $311 million in interest and dividends from our subsidiaries.

During the six months ended June 30, 2011, we purchased 9.9 million shares of Loews common stock at an aggregate cost of $415 million. As of June 30, 2011, there were 404,886,000 shares of Loews common stock outstanding. From July 1, 2011 through July 28, 2011, we acquired an additional 1.0 million shares of our common stock at an aggregate cost of $41 million. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise.

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

INVESTMENTS

Investment activities of non-insurance subsidiaries primarily include investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments, and investments in limited partnerships. These types of investments generally present greater volatility, less liquidity and greater risk than fixed income investments. The Parent Company portfolio is considered part of our trading activities and, accordingly, the portfolio is marked to market and realized and unrealized gains and losses are reported as Net investment income in the Consolidated Condensed Statements of Income.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Fixed maturity securities	$505	$519	$1,011	$1,029
Short term investments	2	5	4	11
Limited partnerships	11	(4)	125	68
Equity securities	6	9	12	19
Trading portfolio	3	2	6	6
Other	5	3	9	5

Gross investment income	532	534	1,167	1,138
Investment expense	(15)	(13)	(30)	(27)

Net investment income	$517	$521	$1,137	$1,111

Net investment income decreased $4 million for the three months ended June 30, 2011 as compared with the same period in 2010. The decrease was primarily driven by a decrease in fixed maturity security income, due to the effective income yield of the fixed maturity portfolio and a lower invested asset base, substantially offset by an increase in limited partnership investment income. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.

Net investment income increased $26 million for the six months ended June 30, 2011 as compared with the same period in 2010. The increase was primarily driven by improved results from limited partnership investments, partially offset by a decrease in investment income from fixed maturity and short term investments due primarily to a decrease in the effective income yield of the fixed maturity portfolio and a lower invested asset base.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.5% and 5.6% for the six months ended June 30, 2011 and 2010. The fixed maturity investment portfolio and short term investments combined provided a pretax effective income yield of 5.3% and 5.2% for the six months ended June 30, 2011 and 2010. Tax-exempt municipal bonds generated $58 million and $114 million of net investment income for the three and six months ended June 30, 2011 compared with $68 million and $146 million of net investment income for the same periods in 2010.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$38	$30	$91	$63
States, municipalities and political subdivisions	11	11	(10)	8
Asset-backed	(32)	15	(47)	10
U.S. Treasury and obligations of government-sponsored enterprises	1	4	1	4
Foreign government	2	(1)	2	1
Redeemable preferred stock		7	3	7

Total fixed maturity securities	20	66	40	93
Equity securities	(2)	(28)	(2)	(25)
Derivative securities			(1)
Short term investments	2	1	3	4
Other	(1)	(10)	1	(9)

Total realized investment gains	19	29	41	63
Income tax expense	(6)	(16)	(14)	(28)

Net realized investment gains	13	13	27	35
Amounts attributable to noncontrolling interests	(1)	(1)	(3)	(4)

Net realized investment gains attributable to Loews Corporation	$12	$12	$24	$31

Net realized investment gains remained flat and decreased $7 million for the three and six months ended June 30, 2011 compared to the same periods in 2010. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 91.1% and 90.6% of which were rated as investment grade (rated BBB- or higher) at June 30, 2011 and December 31, 2010. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these providers, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value:

	June 30, 2011		December 31, 2010
(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,461	11.6%	$4,003	10.7%
AAA rated	4,012	10.4	3,950	10.5
AA and A rated	16,429	42.6	15,665	41.7
BBB rated	10,211	26.5	10,425	27.7
Non-investment grade	3,441	8.9	3,534	9.4

Total	$38,554	100.0%	$37,577	100.0%

CNA’s fixed maturity portfolio includes exposure to sub-prime residential mortgages (“sub-prime”) and Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”), as measured by the original deal structure. As of June 30, 2011, the fair value of sub-prime securities was $383 million with associated net unrealized losses of $27 million, 70% of which were rated investment grade. As of June 30, 2011, the fair value of Alt-A securities was $576 million with associated net unrealized losses of $21 million, 88% of which were rated investment grade. Pretax OTTI losses of $31 million for securities with sub-prime and Alt-A exposure were included in the $74 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Condensed Statements of Income for the six months ended June 30, 2011. If additional deterioration in the underlying collateral occurs beyond CNA’s current expectations, additional OTTI losses may be recognized in earnings. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1 for additional information related to unrealized losses on asset-backed securities.

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3,343 million and $3,490 million at June 30, 2011 and December 31, 2010. The following table summarizes the ratings of this portfolio at carrying value.

	June 30, 2011		December 31, 2010
(In millions, except %)

BB	$1,646	47.8%	$1,492	42.2%
B	1,105	32.1	1,163	32.9
CCC-C	568	16.5	801	22.7
D	122	3.6	78	2.2

Total	$3,441	100.0%	$3,534	100.0%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At June 30, 2011, $404 million of the carrying value of CNA’s fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, over 87% was within the states, municipalities and political subdivisions securities sector.

At June 30, 2011 and December 31, 2010, approximately 98% of CNA’s fixed maturity portfolio was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

The carrying value of CNA’s fixed maturity and equity securities that trade in illiquid private placement markets at June 30, 2011 was $296 million, which represents approximately 0.7% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $11 million at June 30, 2011.

The gross unrealized loss on CNA’s available-for-sale fixed maturity securities was $519 million at June 30, 2011. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.

	Percent of Fair Value	Percent of Unrealized Loss

Due in one year or less	6%	3%
Due after one year through five years	19	12
Due after five years through ten years	36	24
Due after ten years	39	61

Total	100%	100%

Duration

A primary objective in the management of CNA’s fixed maturity and equity portfolios is to optimize return relative to underlying liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on its views of a specific issuer or industry sector.

A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, CNA segregates investments for asset/liability management purposes. The segregated investments support the liabilities in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products.

The effective durations of CNA’s fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	June 30, 2011		December 31, 2010
		Effective Duration		Effective Duration
	Fair Value	(Years)	Fair Value	(Years)
(In millions of dollars)

Investments supporting Life & Group Non-Core	$12,510	11.5	$11,825	11.0
Other interest sensitive investments	27,804	4.4	28,096	4.5

Total	$40,314	6.6	$39,921	6.4

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	June 30, 2011	December 31, 2010
(In millions)

Short term investments:
Commercial paper	$530	$686
U.S. Treasury securities	636	903
Money market funds	157	94
Other	386	532

Total short term investments	$1,709	$2,215

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

—

the risks and uncertainties associated with CNA’s loss reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2010, including the sufficiency of the reserves and the possibility for future increases;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2011. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2011 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of June  30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2011 - April 30, 2011	2,000,000	$43.11	N/A	N/A

May 1, 2011 - May 31, 2011	518,573	$41.88	N/A	N/A

June 1, 2011 - June 30, 2011	2,931,310	$41.05	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number
Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 3, 2011	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)