Form 10-Q
period 2011-09-30
LOEWS CORP
filed 2011-11-01
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Class	Outstanding at October 21, 2011
Common stock, $0.01 par value	396,566,700 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,144 and $36,677	$39,680	$37,814
Equity securities, cost of $935 and $979	924	1,086
Limited partnership investments	2,953	2,814
Other invested assets	220	113
Short term investments	5,848	7,080

Total investments	49,625	48,907
Cash	128	120
Receivables	10,109	10,142
Property, plant and equipment	12,935	12,636
Deferred income taxes		289
Goodwill	856	856
Other assets	1,451	1,798
Deferred acquisition costs of insurance subsidiaries	783	1,079
Separate account business	418	450

Total assets	$76,305	$76,277

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$25,031	$25,496
Future policy benefits	9,258	8,718
Unearned premiums	3,386	3,203
Policyholders’ funds	176	173

Total insurance reserves	37,851	37,590
Payable to brokers	567	685
Short term debt	1,206	647
Long term debt	8,026	8,830
Deferred income taxes	802	562
Other liabilities	3,870	4,407
Separate account business	418	450

Total liabilities	52,740	53,171

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 415,156,538 and 414,930,507 shares	4	4
Additional paid-in capital	3,658	3,667
Retained earnings	15,282	14,564
Accumulated other comprehensive income	735	230

	19,679	18,465
Less treasury stock, at cost (17,754,138 and 384,400 shares)	(705)	(15)

Total shareholders’ equity	18,974	18,450
Noncontrolling interests	4,591	4,656

Total equity	23,565	23,106

Total liabilities and equity	$76,305	$76,277

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions, except per share data)

Revenues:
Insurance premiums	$1,732	$1,645	$4,942	$4,868
Net investment income	333	654	1,513	1,797
Investment gains (losses):
Other-than-temporary impairment losses	(75)	(41)	(136)	(189)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(2)	(3)	(44)	28

Net impairment losses recognized in earnings	(77)	(44)	(180)	(161)
Other net investment gains	50	106	195	255

Total investment gains (losses)	(27)	62	15	94
Contract drilling revenues	861	749	2,520	2,405
Other	539	591	1,658	1,736

Total	3,438	3,701	10,648	10,900

Expenses:
Insurance claims and policyholders’ benefits	1,400	1,343	4,131	3,798
Amortization of deferred acquisition costs	356	351	1,051	1,038
Contract drilling expenses	392	351	1,142	1,009
Other operating expenses (Note 5)	725	1,271	2,167	2,714
Interest	126	127	406	384

Total	2,999	3,443	8,897	8,943

Income before income tax	439	258	1,751	1,957
Income tax expense	(124)	(84)	(464)	(619)

Income from continuing operations	315	174	1,287	1,338
Discontinued operations, net		(22)		(21)

Net income	315	152	1,287	1,317
Amounts attributable to noncontrolling interests	(153)	(116)	(491)	(495)

Net income attributable to Loews Corporation	$162	$36	$796	$822

Net income attributable to Loews Corporation:
Income from continuing operations	$162	$56	$796	$841
Discontinued operations, net		(20)		(19)

Net income	$162	$36	$796	$822

Basic net income per share:
Income from continuing operations	$0.41	$0.13	$1.96	$2.00
Discontinued operations, net		(0.04)		(0.04)

Net income	$0.41	$0.09	$1.96	$1.96

Diluted net income per share:
Income from continuing operations	$0.40	$0.13	$1.95	$2.00
Discounted operations, net		(0.04)		(0.04)

Net income	$0.40	$0.09	$1.95	$1.96

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted-average shares outstanding:
Shares of common stock	401.01	417.67	407.20	419.67
Dilutive potential shares of common stock	0.72	0.80	0.85	0.80

Total weighted-average shares outstanding assuming dilution	401.73	418.47	408.05	420.47

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Net income	$315	$152	$1,287	$1,317

Other comprehensive income (loss)
Changes in:
Net unrealized gains on investments with other- than-temporary impairments	(14)	39	25	81
Net other unrealized gains on investments	219	720	542	1,400

Total unrealized gains on available-for-sale investments	205	759	567	1,481
Unrealized gains (losses) on cash flow hedges	8	15	(3)	82
Foreign currency	(54)	38	(23)	44
Pension liability		(2)	2	2

Other comprehensive income	159	810	543	1,609

Comprehensive income	474	962	1,830	2,926

Amounts attributable to noncontrolling interests	(158)	(206)	(547)	(671)

Total comprehensive income attributable to Loews Corporation	$316	$756	$1,283	$2,255

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders

					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests

(In millions)

Balance, January 1, 2010	$21,085	$4	$3,637	$13,693	$(419)	$(16)	$4,186
Net income	1,317			822			495
Other comprehensive income	1,609				1,433		176
Dividends paid	(476)			(79)			(397)
Issuance of equity securities by subsidiary	279		83		1		195
Purchase of Loews treasury stock	(337)					(337)
Issuance of Loews common stock	5		5
Stock-based compensation	17		15				2
Other	—		18	(3)	2		(17)

Balance, September 30, 2010	$23,499	$4	$3,758	$14,433	$1,017	$(353)	$4,640

Balance, January 1, 2011	$23,106	$4	$3,667	$14,564	$230	$(15)	$4,656
Net income	1,287			796			491
Other comprehensive income	543				487		56
Dividends paid	(373)			(76)			(297)
Acquisition of CNA Surety noncontrolling interests	(475)		(54)		17		(438)
Issuance of equity securities by subsidiary	152		28		1		123
Purchase of Loews treasury stock	(690)					(690)
Issuance of Loews common stock	4		4
Stock-based compensation	16		14				2
Other	(5)		(1)	(2)			(2)

Balance, September 30, 2011	$23,565	$4	$3,658	$15,282	$735	$(705)	$4,591

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2011	2010

(In millions)

Operating Activities:

Net income	$1,287	$1,317
Adjustments to reconcile net income to net cash provided by operating activities, net	977	640
Changes in operating assets and liabilities, net:
Reinsurance receivables	405	(545)
Other receivables	(181)	(38)
Deferred acquisition costs	(28)	12
Insurance reserves	(5)	(563)
Other liabilities	(349)	28
Trading securities	(231)	243
Other, net	149	(110)

Net cash flow operating activities – continuing operations	2,024	984
Net cash flow operating activities – discontinued operations		(89)

Net cash flow operating activities – total	2,024	895

Investing Activities:

Purchases of fixed maturities	(8,854)	(12,981)
Proceeds from sales of fixed maturities	5,912	9,263
Proceeds from maturities of fixed maturities	2,434	2,891
Purchases of equity securities	(51)	(92)
Proceeds from sales of equity securities	171	215
Purchases of property, plant and equipment	(502)	(670)
Deposits for construction of offshore drilling equipment	(478)
Sales of property, plant and equipment	28	789
Change in short term investments	1,295	629
Change in other investments	(314)	(552)
Other, net	6	7

Net cash flow investing activities – continuing operations	(353)	(501)
Net cash flow investing activities – discontinued operations		75

Net cash flow investing activities – total	(353)	(426)

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Nine Months Ended September 30	2011	2010

(In millions)

Financing Activities:

Dividends paid	$(76)	$(79)
Dividends paid to noncontrolling interests	(297)	(397)
Acquisition of CNA Surety noncontrolling interests	(475)
Purchases of treasury shares	(700)	(351)
Issuance of common stock	4	5
Proceeds from sale of subsidiary stock	172	337
Principal payments on debt	(1,630)	(659)
Issuance of debt	1,351	645
Other, net	(11)	(28)

Net cash flow financing activities – continuing operations	(1,662)	(527)
Net cash flow financing activities – discontinued operations

Net cash flow financing activities – total	(1,662)	(527)

Effect of foreign exchange rate on cash	(1)

Net change in cash	8	(58)
Net cash transactions:
From continuing operations to discontinued operations		(14)
To discontinued operations from continuing operations		14
Cash, beginning of period	120	190

Cash, end of period	$128	$132

Cash, end of period:
Continuing operations	$128	$132
Discontinued operations

Total	$128	$132

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010 and the results of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010.

Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2010 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted earnings per share on the Consolidated Condensed Statements of Income. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 3.2 million, 2.6 million, 2.1 million and 2.6 million shares were not included in the diluted weighted average shares amount for the three and nine months ended September 30, 2011 and 2010 due to the exercise price being greater than the average stock price.

First Insurance Company of Hawaii – CNA owns 50% of the common stock of First Insurance Company of Hawaii (“FICOH”). On August 11, 2011, CNA announced the sale of its noncontrolling interest in FICOH to Tokio Marine & Nichido Fire Insurance Co., Ltd., the other 50% shareholder. The sale, which is subject to regulatory approval, is anticipated to close in the fourth quarter of 2011 and is not expected to have a material impact on the Company’s results of operations. CNA previously anticipated recovering the undistributed earnings of FICOH at a dividend tax rate. As a result of the pending sale, CNA has increased income tax expense by $22 million for the three and nine months ended September 30, 2011 to reflect the statutory tax rate.

CNA Surety Corporation – On June 10, 2011, CNA completed its previously announced acquisition of the noncontrolling interests of CNA Surety Corporation (“CNA Surety”). Previously CNA owned approximately 61% of the outstanding publicly traded common stock of CNA Surety. CNA Surety is now a wholly owned subsidiary of CNA, and, effective after the close of the stock market on June 10, 2011, trading in CNA Surety common stock ceased. The aggregate purchase price was approximately $475 million, based on the offer price of $26.55 per share and inclusive of the retirement of CNA Surety employee stock options. The amount paid to acquire the common shares of CNA Surety in excess of the closing date noncontrolling interests included in the Company’s equity of $438 million was reflected as an adjustment to Additional paid-in capital of $54 million. In addition, Accumulated other comprehensive income increased by $17 million related to the portion of net unrealized gains previously allocated to the noncontrolling shareholders. Net income attributable to the noncontrolling interests for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 was not significant.

New accounting standards not yet adopted – In October 2010, the FASB issued updated accounting guidance which limits the capitalization of costs incurred to acquire or renew insurance contracts to those that are incremental direct costs of successful contract acquisitions. The updated accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company intends to adopt this updated accounting guidance retrospectively and is currently assessing the impact it will have on its financial condition and results of operations. The Company preliminarily estimates that amounts capitalized under the current accounting guidance as of September 30, 2011 would be approximately $75 million to $130 million less under the updated guidance. Any reduction of capitalized costs will also necessitate a change in related deferred tax balances.

2. Investments

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Net investment income consists of:

Fixed maturity securities	$494	$511	$1,505	$1,540
Short term investments	4	4	11	18
Limited partnerships	(87)	91	69	178
Equity securities	4	7	16	26
Income (loss) from trading portfolio (a)	(70)	52	(55)	68
Other	3	3	12	8

Total investment income	348	668	1,558	1,838
Investment expenses	(15)	(14)	(45)	(41)

Net investment income	$333	$654	$1,513	$1,797

(a)     Includes net unrealized gains/(losses) related to changes in fair value on trading securities still held of $(63), $55, $(86) and $52 for the three and nine months ended September 30, 2011 and 2010.

Investment gains (losses) are as follows:

Fixed maturity securities	$(29)	$76	$11	$169
Equity securities	(1)	(17)	(3)	(42)
Derivative instruments	1	(1)		(32)
Short term investments		1	3	5
Other	2	3	4	(6)

Investment gains (losses) (a)	$(27)	$62	$15	$94

(a)     Includes gross realized gains of $57, $124, $240 and $359 and gross realized losses of $87, $65, $232 and $232 on available-for-sale securities for the three and nine months ended September 30, 2011 and 2010.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$49	$17	$73	$59
States, municipalities and political subdivisions				20
Asset-backed:
Residential mortgage-backed	21	18	95	55
Commercial mortgage-backed				2
Other asset-backed	4		4	2

Total fixed maturity securities available-for-sale	74	35	172	138

Equity securities available-for-sale:
Common stock	3	5	7	10
Preferred stock		4	1	13

Total equity securities available-for-sale	3	9	8	23

Net OTTI losses recognized in earnings	$77	$44	$180	$161

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

CNA performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. For asset-backed securities, significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches.

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

The amortized cost and fair values of securities are as follows:

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,141	$1,918	$160	$20,899
States, municipalities and political subdivisions	8,834	853	150	9,537
Asset-backed:
Residential mortgage-backed	5,812	199	161	5,850	$82
Commercial mortgage-backed	1,255	55	61	1,249	(8)
Other asset-backed	1,035	15	14	1,036

Total asset-backed	8,102	269	236	8,135	74
U.S. Treasury and obligations of government- sponsored enterprises	221	16		237
Foreign government	557	25		582
Redeemable preferred stock	49	8		57

Fixed maturities available- for-sale	36,904	3,089	546	39,447	74
Fixed maturities, trading	240		7	233

Total fixed maturities	37,144	3,089	553	39,680	74

Equity securities:
Common stock	103	19	2	120
Preferred stock	213	2	8	207

Equity securities available-for-sale	316	21	10	327	—
Equity securities, trading	619	64	86	597

Total equity securities	935	85	96	924	—

Total	$38,079	$3,174	$649	$40,604	$74

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,503	$1,603	$70	$21,036
States, municipalities and political subdivisions	8,157	142	410	7,889
Asset-backed:
Residential mortgage-backed	6,255	101	265	6,091	$114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763

Total asset-backed	8,002	159	314	7,847	112
U.S. Treasury and obligations of government-sponsored enterprises	122	16	1	137
Foreign government	602	18		620
Redeemable preferred stock	47	7		54

Fixed maturities available-for-sale	36,433	1,945	795	37,583	112
Fixed maturities, trading	244		13	231

Total fixed maturities	36,677	1,945	808	37,814	112

Equity securities:
Common stock	90	25		115
Preferred stock	332	2	9	325

Equity securities available-for-sale	422	27	9	440	—
Equity securities, trading	557	123	34	646

Total equity securities	979	150	43	1,086	—

Total	$37,656	$2,095	$851	$38,900	$112

At September 30, 2011 and December 31, 2010, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) supporting certain products within CNA’s Life & Group Non-Core segment were reduced by $420 million and $135 million, net of tax and noncontrolling interests, resulting from a reduction of Deferred acquisition costs or an increase in Future policy benefit reserves.

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		Greater than 12 Months		Total

September 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$3,143	$134	$142	$26	$3,285	$160
States, municipalities and political subdivisions	270	4	716	146	986	150
Asset-backed:
Residential mortgage-backed	789	20	978	141	1,767	161
Commercial mortgage-backed	474	42	179	19	653	61
Other asset-backed	377	4	77	10	454	14

Total asset-backed	1,640	66	1,234	170	2,874	236

Total fixed maturities available- for-sale	5,053	204	2,092	342	7,145	546

Equity securities available-for-sale:
Common stock	36	2			36	2
Preferred stock	129	7	19	1	148	8

Total	$5,218	$213	$2,111	$343	$7,329	$556

	Less than 12 Months		Greater than 12 Months		Total

December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,719	$34	$405	$36	$2,124	$70
States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Asset-backed:
Residential mortgage-backed	1,800	52	1,801	213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8

Total asset-backed	2,086	56	2,194	258	4,280	314
U.S. Treasury and obligations of government- sponsored enterprises	8	1			8	1

Total fixed maturities available-for-sale	7,152	255	3,344	540	10,496	795
Equity securities available-for-sale:
Preferred stock	175	5	70	4	245	9

Total	$7,327	$260	$3,414	$544	$10,741	$804

The amount of pretax net unrealized gains (losses) on available-for-sale securities reclassified out of AOCI into earnings was $(29) million, $62 million, $12 million and $133 million for the three and nine months ended September 30, 2011 and 2010.

The following table summarizes the activity for the three and nine months ended September 30, 2011 and 2010 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at September 30, 2011 and 2010 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Beginning balance of credit losses on fixed maturity securities	$82	$171	$141	$164

Additional credit losses for securities for which an OTTI loss was previously recognized	11	4	29	26
Credit losses for securities for which an OTTI loss was not previously recognized	10	1	11	9
Reductions for securities sold during the period	(4)	(27)	(50)	(50)
Reductions for securities the Company intends to sell or more likely than not will be required to sell		(8)	(32)	(8)

Ending balance of credit losses on fixed maturity securities	$99	$141	$99	$141

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

Corporate and Other Bonds

The unrealized losses on the Company’s investments in this category primarily relate to non-investment grade bonds and bonds within the financial industry sector. The financial industry sector holdings in this category include bonds with an aggregate fair value of $1,702 million and an aggregate amortized cost of $1,793 million as of September 30, 2011.

The corporate and other bonds in a gross unrealized loss position by ratings distribution are as follows:

September 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses

(In millions)

AAA	$58	$57	$1
AA	202	196	6
A	1,018	975	43
BBB	1,280	1,219	61
Non-investment grade	887	838	49

Total	$3,445	$3,285	$160

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2011.

States, Municipalities and Political Subdivisions

The unrealized losses on the Company’s investments in this category are primarily due to market conditions for zero coupon bonds, particularly for those with maturity dates that exceed 20 years. Yields for these securities continue to be higher than historical norms relative to after-tax returns on similar fixed income securities.

The states, municipalities and political subdivisions securities in a gross unrealized loss position by ratings distribution are as follows:

September 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses

(In millions)

AAA	$198	$190	$8
AA	485	378	107
A	370	340	30
BBB	67	63	4
Non-investment grade	16	15	1

Total	$1,136	$986	$150

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2011.

Asset-Backed Securities

The fair value of total asset-backed holdings at September 30, 2011 was $8,135 million which was comprised of 2,055 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 132 had underlying collateral that was either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

Residential mortgage-backed securities included 149 non-agency structured securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss for residential mortgage-backed securities was approximately 7.6% of amortized cost.

Commercial mortgage-backed securities included 66 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 8.6% of amortized cost. Other asset-backed securities included 46 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 3.1% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

September 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government Agencies and Government-Sponsored Enterprises	$481	$465	$16
AAA	762	734	28
AA	441	415	26
A	213	203	10
BBB	316	278	38
Non-investment grade	897	779	118

Total	$3,110	$2,874	$236

The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, wider than historical bid/ask spreads and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectibility of the current carrying values of securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2011.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	September 30, 2011		December 3 1, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,658	$1,662	$1,515	$1,506
Due after one year through five years	12,947	13,407	11,198	11,653
Due after five years through ten years	8,447	8,941	10,034	10,437
Due after ten years	13,852	15,437	13,686	13,987

Total	$36,904	$39,447	$36,433	$37,583

Limited Partnerships

The carrying value of limited partnerships as of September 30, 2011 and December 31, 2010 was $3.0 billion and $2.8 billion. Limited partnerships comprising 61.8% of the total carrying value were reported on a current basis through September 30, 2011 with no reporting lag, 25.0% were reported on a one month lag and the remainder were reported on more than a one month lag. As of September 30, 2011 and December 31, 2010, the Company had 86 and 84 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Of the limited partnerships held, 84.7% and 87.4% at September 30, 2011 and December 31, 2010, employ hedge fund strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 43.1% were equity related, 36.7% pursued a multi-strategy approach, 14.9% were focused on distressed investments and 5.3% were fixed income related at September 30, 2011. Limited partnerships representing 11.0% and 9.1% at September 30, 2011 and December 31, 2010 were invested in private debt and equity. The remaining were invested in various other partnerships including real estate.

While the Company generally does not invest in highly leveraged partnerships, there are risks which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.

The Company’s limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year and in some cases do not permit withdrawals until the termination of the partnership. Typically, withdrawals require advanced written notice of up to 90 days.

Investment Commitments

As of September 30, 2011, the Company had committed approximately $157 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of September 30, 2011, the Company had commitments to purchase $110 million and sell $51 million of such investments.

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

The fair values of CNA’s life settlement contracts are included in Other assets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

September 30, 2011	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,280	$619	$20,899
States, municipalities and political subdivisions		9,355	182	9,537
Asset-backed:
Residential mortgage-backed		5,219	631	5,850
Commercial mortgage-backed		1,090	159	1,249
Other asset-backed		607	429	1,036

Total asset-backed	$—	6,916	1,219	8,135
U.S. Treasury and obligations of government-sponsored enterprises	176	61		237
Foreign government	92	490		582
Redeemable preferred stock	3	54		57

Fixed maturities available-for-sale	271	37,156	2,020	39,447
Fixed maturities, trading		122	111	233

Total fixed maturities	$271	$37,278	$2,131	$39,680

Equity securities available-for-sale	$179	$116	$32	$327
Equity securities, trading	585		12	597

Total equity securities	$764	$116	$44	$924

Short term investments	$5,276	$566	$6	$5,848
Other invested assets		6	10	16
Receivables		56	4	60
Life settlement contracts			125	125
Separate account business	23	360	35	418
Payable to brokers	(179)	(53)	(32)	(264)

December 31, 2010	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,412	$624	$21,036
States, municipalities and political subdivisions		7,623	266	7,889
Asset-backed:
Residential mortgage-backed		5,324	767	6,091
Commercial mortgage-backed		920	73	993
Other asset-backed		404	359	763

Total asset-backed	$—	6,648	1,199	7,847
U.S. Treasury securities and obligations of government-sponsored enterprises	76	61		137
Foreign government	115	505		620
Redeemable preferred stock	3	48	3	54

Fixed maturities available-for-sale	194	35,297	2,092	37,583
Fixed maturities, trading		47	184	231

Total fixed maturities	$194	$35,344	$2,276	$37,814

Equity securities available-for-sale	$288	$126	$26	$440
Equity securities, trading	640		6	646

Total equity securities	$928	$126	$32	$1,086

Short term investments	$6,079	$974	$27	$7,080
Other invested assets			26	26
Receivables		74	2	76
Life settlement contracts			129	129
Separate account business	28	381	41	450
Payable to brokers	(328)	(79)	(23)	(430)
Discontinued operations investments, included in Other liabilities	11	60		71

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers into Level 3	Transfers out of Level 3		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2011	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements			Balance, September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$812	$(7)	$(3)	$113	$(107)	$(47)	$12	$(154)	$619	$(10)
States, municipalities and political subdivisions	179			3					182
Asset-backed:
Residential mortgage-backed	687	1	(5)	73	(81)	(13)		(31)	631
Commercial mortgage- backed	95		(7)	76				(5)	159
Other asset-backed	491	(5)	(6)	114	(105)	(25)	2	(37)	429	(4)

Total asset-backed	1,273	(4)	(18)	263	(186)	(38)	2	(73)	1,219	(4)

Fixed maturities available-for-sale	2,264	(11)	(21)	379	(293)	(85)	14	(227)	2,020	(14)
Fixed maturities, trading	114	(3)							111	(3)

Total fixed maturities	$2,378	$(14)	$(21)	$379	$(293)	$(85)	$14	$(227)	$2,131	$(17)

Equity securities available-for-sale	$36				$(1)			$(3)	$32
Equity securities trading	16	$(4)							12	$(4)

Total equity securities	$52	$(4)	$—	$—	$(1)	$—	$—	$(3)	$44	$(4)

Short term investments	$6								$6
Other invested assets	10								10
Life settlement contracts	129	$11				$(15)			125	$(1)
Separate account business	37				$(2)				35
Derivative financial instruments, net	(37)	(13)	$11			11			(28)	(1)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2010	Balance, July 1	Included in Net Income	Included in OCI				Balance, September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$718	$1	$18	$(83)		$(54)	$600	$(1)
States, municipalities and political subdivisions	539		3	(84)			458
Asset-backed:
Residential mortgage-backed	659	1	(9)	(5)			646
Commercial mortgage-backed	95		3			(20)	78
Other asset-backed	306	(1)	7	(66)			246

Total asset-backed	1,060	—	1	(71)	$—	(20)	970	—
Redeemable preferred stock	1						1

Fixed maturities available-for-sale	2,318	1	22	(238)		(74)	2,029	(1)
Fixed maturities, trading	191	(2)		(1)			188	(2)

Total fixed maturities	$2,509	$(1)	$22	$(239)	$—	$(74)	$2,217	$(3)

Equity securities available-for-sale	$4	$(3)		$15	$6		$22	$(4)
Short term investments	21			(8)		$(11)	2
Other invested assets	—	2		26			28	2
Life settlement contracts	134	8		(6)			136	4
Separate account business	37			4			41
Derivative financial instruments, net	4	(3)	$(15)	1			(13)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2011	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements
(In millions)

Fixed maturity securities:
Corporate and other bonds	$624	$(5)	$(6)	$459	$(157)	$(144)	$52	$(204)	$619	$(11)
States, municipalities and political subdivisions	266			3		(87)			182
Asset-backed:
Residential mortgage-backed	767	(11)	9	170	(164)	(54)		(86)	631	(15)
Commercial mortgage- backed	73	3	11	81	(4)			(5)	159
Other asset-backed	359		(6)	441	(236)	(80)	2	(51)	429	(4)

Total asset-backed	1,199	(8)	14	692	(404)	(134)	2	(142)	1,219	(19)
Redeemable preferred stock	3	3	(3)		(3)

Fixed maturities available-for-sale	2,092	(10)	5	1,154	(564)	(365)	54	(346)	2,020	(30)
Fixed maturities, trading	184	(1)			(72)				111	6

Total fixed maturities	$2,276	$(11)	$5	$1,154	$(636)	$(365)	$54	$(346)	$2,131	$(24)

Equity securities available-for-sale	$26	$(2)	$(1)	$19	$(12)		$5	$(3)	$32	$(3)
Equity securities trading	6	(9)		1			14		12	(9)

Total equity securities	$32	$(11)	$(1)	$20	$(12)	$—	$19	$(3)	$44	$(12)

Short term investments	$27			$12		$(23)		$(10)	$6
Other invested assets	26	$3			$(19)				10	$1
Life settlement contracts	129	20				(24)			125	2
Separate account business	41				(6)				35
Derivative financial instruments, net	(21)	(32)	$(5)			30			(28)	(1)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2010	Balance, January 1	Included in Net Income	Included in OCI				Balance, September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$609	$10	$56	$29	$23	$(127)	$600	$(2)
States, municipalities and political subdivisions	756		9	(307)			458
Asset-backed:
Residential mortgage-backed	629	(7)	20	50		(46)	646	(10)
Commercial mortgage- backed	123	(1)	1	6	7	(58)	78	(2)
Other asset-backed	348	3	29	(89)		(45)	246	(1)

Total asset-backed	1,100	(5)	50	(33)	7	(149)	970	(13)
Redeemable preferred stock	2	6		(7)			1

Fixed maturities available-for-sale	2,467	11	115	(318)	30	(276)	2,029	(15)
Fixed maturities, trading	197	6		(15)			188	5

Total fixed maturities	$2,664	$17	$115	$(333)	$30	$(276)	$2,217	$(10)

Equity securities available-for-sale	$11	$(4)		$14	$8	$(7)	$22	$(5)
Short term investments	—			12	1	(11)	2
Other invested assets	—	2		26			28	2
Life settlement contracts	130	25		(19)			136	11
Separate account business	38			3			41
Discontinued operations investments	16		$1	(2)		(15)	—
Derivative financial instruments, net	(48)	(18)	27	26			(13)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2011. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

	September 30, 2011		December 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

(In millions)

Financial assets:
Other invested assets	$204	$214	$87	$86

Financial liabilities:
Premium deposits and annuity contracts	$108	$110	$104	$105
Short term debt	1,206	1,210	647	662
Long term debt	8,026	8,633	8,830	9,243

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

The tables below summarize open CDS contracts where the Company sold credit protection as of September 30, 2011 and December 31, 2010. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.

September 30, 2011	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity

(In millions of dollars)

A-rated		$5	5.0
BBB-rated	$(2)	15	5.1
BB-rated	(1)	22	4.3
B-rated		3	0.7
CCC-rated	(1)	5	5.0

Total	$(4)	$50	4.5

December 31, 2010

BB-rated	$1	$5	2.5
B-rated		3	1.5

Total	$1	$8	2.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Condensed Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of collateral provided by the Company was $18 million at September 30, 2011 and $2 million at December 31, 2010 and consisted of cash and U.S. Treasury Bills. The fair value of cash collateral received from counterparties was $1 million at September 30, 2011 and December 31, 2010.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio reviewed quarterly. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $68 million at September 30, 2011. HighMount was not required to post any collateral under the governing agreements. At September 30, 2011, HighMount was in compliance with all of its covenants under the derivatives agreements.

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

	September 30, 2011			December 31, 2010

	Contractual/ Notional Amount	Estimated Fair Value		Contractual/ Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps				$1,095		$(75)
Commodities:
Forwards – short	$325	$52	$(26)	487	$70	(24)
Foreign exchange:
Currency forwards – short	191		(14)	140	4

Without hedge designation:

Equity markets:
Options – purchased	222	44		207	30
Options – written	366		(37)	340		(10)
Futures – short	43
Equity swaps and warrants – long	16	14
Equity swaps and warrants – short	11

Interest rate risk:
Interest rate swaps (a)	1,100		(38)	5		(1)
Credit default swaps – purchased protection	63	2	(2)	20		(2)
Credit default swaps – sold protection	50		(4)	8	1
Forward commitments for mortgage-backed securities	62	1
Futures – short	13

Foreign exchange:
Currency forwards – long	7		(2)
Currency forwards – short	162	4

(a)	As a result of HighMount expecting to replace its $1.1 billion variable-rate term loans, included in Short term debt in the Consolidated Condensed Balance Sheets at September 30, 2011, before their scheduled maturity date in July of 2012, the hedge designation has been removed from the related interest rate swaps.

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $64 million and $88 million in notional value while derivative termination activity totaled approximately $14 million and $47 million during the three and nine months ended September 30, 2011. This activity was primarily attributable to forward commitments for mortgage-backed securities and foreign currency forwards. During the three and nine months ended September 30, 2010, new derivative transactions entered into totaled approximately $342 million and $1.1 billion in notional value while derivative termination activity totaled approximately $361 million and $1.1 billion. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities.

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. Changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

(In millions)

Included in Net investment income:

Equity markets:
Equity options – purchased	$16	$(7)	$7	$(10)
Equity options – written	(18)	10	(11)	15
Futures – long	(8)	(3)	(8)	(6)
Futures – short	6	(1)	5	(4)
Foreign exchange:
Currency forwards – long	(2)	2	(2)
Currency forwards – short	5	(8)	5	(9)
Currency options – short		1		(1)
Interest rate risk:
Credit default swaps – purchased protection	2		2
Credit default swaps – sold protection	(3)		(3)
Options on government securities – short		(66)		(66)
Futures – long		4		(14)
Futures – short	2	14	2	14
Other	(1)		(2)	(2)

	(1)	(54)	(5)	(83)

Included in Investment gains (losses):

Interest rate risk:
Interest rate swaps				(44)
Credit default swaps – purchased protection		(1)		(1)
Forward commitments for mortgage-backed securities	1		1

Currency forwards – short			(1)
Commodity forwards – short				13

	1	(1)	—	(32)

Total	$—	$(55)	$(5)	$(115)

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of September 30, 2011, approximately 58.9 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. The effective portion of these commodity hedges is reclassified from AOCI into earnings when the anticipated transaction affects earnings. Approximately 22% of these derivatives have settlement dates in 2011 and 57% have settlement dates in 2012. As of September 30, 2011, the estimated amount of net unrealized gains associated with commodity contracts that will be reclassified into earnings during the next twelve months was $21 million. However, these amounts are likely to vary materially as a result of changes in market conditions. Foreign currency forward exchange contracts are used to reduce exposure to future foreign currency expenditures. The effective portion of these hedges is reclassified from AOCI into earnings when the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. As of September 30, 2011, the estimated amount of net unrealized losses associated with these contracts that will be reclassified into earnings over the next twelve months was $14 million. The Company also uses interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. As of September 30, 2011, the estimated amount of net unrealized losses associated with interest rate swaps that will be reclassified into earnings during the next twelve months was $45 million. On September 30, 2011, HighMount determined that the expected payments of interest on its variable-rate term loans were not probable, but possible of occurring and discontinued hedge accounting treatment prospectively for its interest rate swaps. HighMount will record future changes in the fair value of the swaps through earnings and reclass any amounts deferred in AOCI to earnings when the date of refinancing is known. For the three and nine months ended September 30, 2011 and 2010, the net amounts recognized due to ineffectiveness were less than $1 million.

As a result of the sale of certain gas producing properties in 2010, HighMount recognized losses of $36 million in Investment gains (losses) in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2010, reflecting the reclassification of net derivative losses from AOCI to earnings.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into income for derivatives designated as cash flow hedges and for de-designated hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Amount of gain (loss) recognized in OCI:

Commodities	$27	$34	$9	$151
Foreign exchange	(17)	6	(5)	1
Interest rate	1	(10)	(4)	(44)

Total	$11	$30	$—	$108

Amount of gain (loss) reclassified from AOCI into income:

Commodities	$8	$23	$33	$71
Foreign exchange	4		12	1
Interest rate	(15)	(13)	(43)	(92)

Total	$(3)	$10	$2	$(20)

Location of gain (loss) reclassified from AOCI into income:

Type of cash flow hedge	Consolidated Condensed Statements of Income line items

Commodities	Other revenues and Investment gains (losses)
Foreign exchange	Contract drilling expenses
Interest rate	Interest expense and Investment gains (losses)

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. Short sales resulted in proceeds of $140 million and $308 million with fair value liabilities of $142 million and $317 million at September 30, 2011 and December 31, 2010. These positions are marked to market and investment gains or losses are included in Net investment income in the Consolidated Condensed Statements of Income.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $50 million and $205 million for the three and nine months ended September 30, 2011. Catastrophe losses in 2011 related primarily to domestic storms, Hurricane Irene and the event in Japan. CNA reported catastrophe losses, net of reinsurance, of $12 million and $100 million for the three and nine months ended September 30, 2010 for events occurring in those periods.

Asbestos and Environmental Pollution (“A&EP”) Reserves

On August 31, 2010, Continental Casualty Company together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO.

Under the terms of the NICO transaction, effective January 1, 2010 CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion (“Loss Portfolio Transfer”). Included in the $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves was approximately $90 million of net claim and allocated claim adjustment expense reserves relating to CNA’s discontinued operations. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities.

CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million (net of an allowance of $100 million for uncollectible reinsurance receivables on billed third party reinsurance receivables, as discussed further below). As of August 31, 2010, NICO deposited approximately $2.2 billion in a collateral trust account as security for its obligations to CNA. This $2.2 billion will be reduced by the amount of net A&EP claim and allocated claim adjustment expense payments. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to CNA’s A&EP claims.

The following table displays the impact of the Loss Portfolio Transfer on the Consolidated Condensed Statements of Income:

Three and Nine Months Ended September 30, 2010
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

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other Insurance:

Three Months Ended September 30, 2011	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(5)	$(42)	$11	$ (36)
Pretax (favorable) unfavorable premium development	(26)	(11)	1	(36)

Total pretax (favorable) unfavorable net prior year development	$(31)	$(53)	$12	$ (72)

Three Months Ended September 30, 2010

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(65)	$(26)	$2	$ (89)
Pretax (favorable) unfavorable premium development	(2)	(2)		(4)

Total pretax (favorable) unfavorable net prior year development	$(67)	$(28)	$2	$ (93)

Nine Months Ended September 30, 2011	CNA Specialty	CNA Commercial	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(72)	$(99)	$5	$ (166)
Pretax (favorable) unfavorable premium development	(34)	21		(13)

Total pretax (favorable) unfavorable net prior year development	$(106)	$(78)	$5	$ (179)

Nine Months Ended September 30, 2010

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(215)	$(229)	$5	$ (439)
Pretax (favorable) unfavorable premium development	(5)	54	(3)	46

Total pretax (favorable) unfavorable net prior year development	$(220)	$(175)	$2	$ (393)

For the three and nine months ended September 30, 2011, favorable premium development was recorded for CNA Specialty primarily due to changes in estimates of exposures in medical professional liability tail coverages.

For the nine months ended September 30, 2011, unfavorable premium development for CNA Commercial was recorded due to a further reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures.

For the nine months ended September 30, 2010, unfavorable premium development for CNA Commercial was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

CNA Specialty

The following table and discussion provides further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

(In millions)

Medical professional liability	$(18)	$4	$(52)	$(44)
Other professional liability	1	(28)	(20)	(116)
Surety	1	(38)	(2)	(49)
Warranty			(12)
Other	11	(3)	14	(6)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(5)	$(65)	$(72)	$(215)

Three Month Comparison

2011

Favorable development for medical professional liability was primarily due to favorable case incurred emergence in nurses and physicians in accident years 2008 and prior.

Other includes standard property and casualty coverages provided to CNA Specialty customers. Unfavorable development for other coverages was primarily due to increased frequency of large claims in auto and workers’ compensation coverages in accident years 2009 and 2010.

2010

Favorable development for other professional liability was recorded in errors & omissions and directors & officers’ coverages primarily due to reviews of large claims in accident years 2007 and prior.

Favorable development for surety coverages was primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2007 and prior.

Nine Month Comparison

2011

Favorable development for medical professional liability was primarily due to favorable case incurred emergence in nurses, physicians, and primary institutions in accident years 2008 and prior.

Favorable development for other professional liability was driven by better than expected loss emergence in the life agents coverages.

Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss policy covering CNA’s non-insurance warranty subsidiary.

Other includes standard property and casualty coverages provided to CNA Specialty customers. Unfavorable development for other coverages was primarily due to increased frequency of large claims in auto and workers’ compensation coverages in accident years 2009 and 2010.

2010

Overall, favorable development for medical professional liability was primarily due to lower than expected frequency of large losses, primarily in accident years 2007 and prior. Additionally, unfavorable development in accident years 2008 and 2009 was due to increased frequency of large losses related to medical products.

Overall, favorable development for other professional liability was recorded primarily in accident years 2007 and prior in errors & omissions and directors & officers’ coverages due to several factors, including reduced frequency of large claims and the result of reviews of large claims. Additionally, unfavorable development for other professional liability was recorded in accident years 2008 and 2009 in employment practices liability and errors & omissions coverages, driven by the economic recession and higher unemployment.

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

CNA Commercial

The following table and discussion provides further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Commercial auto	$(2)	$(1)	$(36)	$(71)
General liability	4	(29)	26	(71)
Workers compensation	3	39	39	39
Property and other	(47)	(35)	(128)	(126)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(42)	$(26)	$(99)	$(229)

Three Month Comparison

2011

Overall, unfavorable development for workers’ compensation was related to increased medical severity and higher adjusting and other payments in accident years 2008 and subsequent. Additionally, favorable development for workers’ compensation was due to reduced indemnity severity in accident years 2002 and prior.

Favorable development for property and other coverages was due to decreased frequency of large losses in accident year 2010 and favorable loss emergence related to non-catastrophe claims in accident years 2010 and prior.

2010

Overall, favorable development for general liability coverages was primarily due to better than expected loss emergence in accident years 2006 and prior in the small and middle markets business. Additionally, unfavorable development for other liability coverages was primarily due to increased frequency in accident years 2004 and prior in excess workers’ compensation.

Unfavorable development for workers’ compensation was related to increased severity of indemnity losses relative to expectations on claims related to Defense Base Act contractors, primarily in accident years 2008 and prior.

Favorable development was recorded for property and other coverages. Favorable property and marine development primarily reflects decreased claim frequency in accident years 2008 and 2009, and lower than expected severity for marine excess liability in accident years 2005 and prior.

Nine Month Comparison

2011

Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.

The unfavorable development in the general liability coverages was primarily due to two large claim outcomes on umbrella claims in accident year 2001.

Unfavorable development for workers’ compensation was related to increased medical severity and higher adjusting and other payments in accident years 2008 and subsequent.

Favorable development for property and other coverages was due to decreased frequency of large losses in commercial multi-peril coverages primarily in accident year 2010, a favorable settlement on an individual equipment breakdown claim in accident year 2003, favorable loss emergence related to catastrophe claims in accident year 2008 and favorable loss emergence related to non-catastrophe claims in accident years 2010 and prior.

2010

Favorable development for commercial auto coverages was primarily due to decreased frequency and severity trends in accident years 2009 and prior.

Overall, favorable development for general liability and umbrella coverages was primarily due to better than expected loss emergence in accident years 2006 and prior. Additionally, unfavorable development was primarily driven by increased claim frequency in accident years 2004 and prior for excess workers’ compensation and in accident years 2008 and 2009 for a portion of CNA’s primary casualty surplus lines coverages.

Unfavorable development for workers’ compensation was related to increased severity of indemnity losses relative to expectations on claims related to Defense Base Act contractors primarily in accident years 2008 and prior.

Favorable development was recorded for property and other coverages. Favorable catastrophe development was due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to lower than expected severity in accident years 2009 and prior. Favorable marine development primarily reflects decreased claim frequency in accident years 2008 and 2009, and lower than expected severity for marine excess liability in accident years 2005 and prior.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Service cost	$6	$7	$18	$20
Interest cost	41	42	123	125
Expected return on plan assets	(47)	(44)	(141)	(132)
Amortization of unrecognized net loss	8	7	22	21

Net periodic benefit cost	$8	$12	$22	$34

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Service cost	$1	$1	$1	$2
Interest cost	1	3	5	9
Expected return on plan assets		(1)	(2)	(3)
Amortization of unrecognized net loss	1		1	2
Amortization of unrecognized prior service benefit	(7)	(6)	(20)	(18)
Regulatory asset decrease	1	1	4	4

Net periodic benefit cost	$(3)	$(2)	$(11)	$(4)

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

Diamond Offshore’s business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On September 30, 2011, Diamond Offshore’s drilling rigs were located offshore 11 countries in addition to the United States.

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

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$874	$899	$2,640	$2,640
CNA Commercial	962	1,072	3,040	3,132
Life and Group Non-Core	334	351	993	992
Other Insurance	6	41	29	147

Total CNA Financial	2,176	2,363	6,702	6,911
Diamond Offshore	881	833	2,582	2,518
HighMount	95	98	297	351
Boardwalk Pipeline	269	264	843	821
Loews Hotels	82	74	251	230
Corporate and other	(65)	69	(27)	69

Total	$3,438	$3,701	$10,648	$10,900

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$124	$250	$529	$768
CNA Commercial	80	189	362	542
Life and Group Non-Core	(43)	(59)	(136)	(125)
Other Insurance	(34)	(546)	(110)	(542)

Total CNA Financial	127	(166)	645	643
Diamond Offshore	335	298	974	1,023
HighMount	25	30	78	105
Boardwalk Pipeline	46	55	141	196
Loews Hotels	(1)	(1)	13	4
Corporate and other	(93)	42	(100)	(14)

Total	$439	$258	$1,751	$1,957

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$70	$139	$299	$432
CNA Commercial	33	110	202	312
Life and Group Non-Core	(15)	(38)	(50)	(58)
Other Insurance	(19)	(314)	(65)	(306)

Total CNA Financial	69	(103)	386	380
Diamond Offshore	121	93	363	333
HighMount	16	19	50	56
Boardwalk Pipeline	18	21	56	80
Loews Hotels		(2)	8	1
Corporate and other	(62)	28	(67)	(9)

Income from continuing operations	162	56	796	841
Discontinued operations, net		(20)		(19)

Total	$162	$36	$796	$822

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) - Loews are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$(8)	$15	$7	$60
CNA Commercial	(15)	21	13	30
Life & Group Non-Core	(4)	20	(7)	15
Other Insurance		6	1	20

Total CNA Financial	(27)	62	14	125
Corporate and other			1	(31)

Total	$(27)	$62	$15	$94

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$(5)	$8	$4	$35
CNA Commercial	(8)	13	8	13
Life & Group Non-Core	(2)	11	(4)	7
Other Insurance		5	1	13

Total CNA Financial	(15)	37	9	68
Corporate and other				(19)

Total	$(15)	$37	$9	$49

8. Legal Proceedings

In August 2005, CNA and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (“GEB”). The plaintiffs’ consolidated class action complaint alleged bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance. After various motions and preliminary court rulings providing for further proceedings, all parties executed final settlement documents and the plaintiffs filed a motion for preliminary approval of the settlement in May 2011. In June 2011, the Court entered an order preliminarily approving the settlement. A fairness hearing was held in September 2011 to determine final approval of the settlement. The Court took the matter under advisement and will issue a ruling in due course. As currently structured, the settlement will not have a material impact on the Company’s results of operations. In addition, the Company does not believe it has any material ongoing exposure relating to this matter.

The Company has been named as a defendant in the following three cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, all of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court did not permit plaintiffs to effect service on the Company and plaintiffs noticed an appeal to the Israel Supreme Court (which was dismissed but could be reinstated under certain circumstances); one of several appeals pending in the case. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending. A fourth case, Luciano vs. Alcoa Inc., et al. (2011, Supreme Court, New York County, New York), was dismissed in October 2011.

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

9. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2011, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2011, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore has entered into three separate turnkey contracts with Hyundai Heavy Industries, Co. Ltd., (“Hyundai”) for the construction of three dynamically positioned, ultra-deepwater drillships, with deliveries scheduled for late in the second and fourth quarters of 2013 and in the second quarter of 2014. The aggregate cost of the three drillships, including commissioning, spares and project management, is expected to be approximately $1.8 billion. The contracted price of each drillship is payable in two installments. The first installments, aggregating $478 million, were paid in 2011 and are now included in Property, plant and equipment in the Consolidated Condensed Balance Sheets. The final installments of the contracted price are payable to Hyundai upon delivery of each vessel.

10. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2011 and December 31, 2010, and consolidating statements of income information for the nine months ended September 30, 2011 and 2010. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

September 30, 2011	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,105	$1,129	$149	$76	$67	$4,099		$49,625
Cash	84	21	1	10	10	2		128
Receivables	9,164	625	90	85	33	215	$(103)	10,109
Property, plant and equipment	284	4,612	1,407	6,253	335	44		12,935
Deferred income taxes	234		516				(750)	—
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						16,272	(16,272)	—
Other assets	640	442	16	314	23	16		1,451
Deferred acquisition costs of insurance subsidiaries	783							783
Separate account business	418							418

Total assets	$55,798	$6,849	$2,763	$6,901	$471	$20,648	$(17,125)	$76,305

Liabilities and Equity:

Insurance reserves	$37,851							$37,851
Payable to brokers	283	$14	$86			$184		567
Short term debt	100		1,100		$6			1,206
Long term debt	2,538	1,488		$3,198	209	693	$(100)	8,026
Deferred income taxes		510		469	56	517	(750)	802
Other liabilities	2,698	553	79	345	13	185	(3)	3,870
Separate account business	418							418

Total liabilities	43,888	2,565	1,265	4,012	284	1,579	(853)	52,740

Total shareholders’ equity	10,603	2,172	1,498	1,717	187	19,069	(16,272)	18,974
Noncontrolling interests	1,307	2,112		1,172				4,591

Total equity	11,910	4,284	1,498	2,889	187	19,069	(16,272)	23,565

Total liabilities and equity	$55,798	$6,849	$2,763	$6,901	$471	$20,648	$(17,125)	$76,305

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$42,655	$1,055	$128	$52	$57	$4,960		$48,907
Cash	77	22	2	7	10	2		120
Receivables	9,224	671	109	71	33	169	$(135)	10,142
Property, plant and equipment	286	4,291	1,350	6,326	347	36		12,636
Deferred income taxes	699		548				(958)	289
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,314	(15,314)	—
Other assets	724	678	27	339	24	6		1,798
Deferred acquisition costs of insurance subsidiaries	1,079							1,079
Separate account business	450							450

Total assets	$55,280	$6,737	$2,748	$6,958	$474	$20,487	$(16,407)	$76,277

Liabilities and Equity:

Insurance reserves	$37,590							$37,590
Payable to brokers	239		$115	$2		$329		685
Short term debt	400				$72	175		647
Long term debt	2,251	$1,487	1,100	3,252	148	692	$(100)	8,830
Deferred income taxes		533		410	54	523	(958)	562
Other liabilities	2,877	831	93	372	21	248	(35)	4,407
Separate account business	450							450

Total liabilities	43,807	2,851	1,308	4,036	295	1,967	(1,093)	53,171

Total shareholders’ equity	9,838	1,972	1,440	1,815	179	18,520	(15,314)	18,450
Noncontrolling interests	1,635	1,914		1,107				4,656

Total equity	11,473	3,886	1,440	2,922	179	18,520	(15,314)	23,106

Total liabilities and equity	$55,280	$6,737	$2,748	$6,958	$474	$20,487	$(16,407)	$76,277

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2011	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$4,942							$4,942
Net investment income	1,531	$4			$1	$(23)		1,513
Intercompany interest and dividends						467	$(467)	—
Investment gains	14	1						15
Contract drilling revenues		2,520						2,520
Other	215	58	$297	$843	250	(1)	(4)	1,658

Total	6,702	2,583	297	843	251	443	(471)	10,648

Expenses:

Insurance claims and policyholders’ benefits	4,131							4,131
Amortization of deferred acquisition costs	1,051							1,051
Contract drilling expenses		1,142						1,142
Other operating expenses	733	406	183	569	231	49	(4)	2,167
Interest	142	60	36	133	7	34	(6)	406

Total	6,057	1,608	219	702	238	83	(10)	8,897

Income before income tax	645	975	78	141	13	360	(461)	1,751
Income tax (expense) benefit	(201)	(229)	(28)	(35)	(5)	34		(464)

Net income	444	746	50	106	8	394	(461)	1,287
Amounts attributable to noncontrolling interests	(58)	(383)		(50)				(491)

Net income attributable to Loews Corporation	$386	$363	$50	$56	$8	$394	$(461)	$796

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2010	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$4,868							$4,868
Net investment income	1,692	$2			$1	$102		1,797
Intercompany interest and dividends						582	$(582)	—
Investment gains (losses)	125		$(31)					94
Contract drilling revenues		2,405						2,405
Other	226	111	351	$821	229	(2)		1,736

Total	6,911	2,518	320	821	230	682	(582)	10,900

Expenses:

Insurance claims and policyholders’ benefits	3,798							3,798
Amortization of deferred acquisition costs	1,038							1,038
Contract drilling expenses		1,009						1,009
Other operating expenses	1,319	420	197	513	219	46		2,714
Interest	113	66	49	112	7	43	(6)	384

Total	6,268	1,495	246	625	226	89	(6)	8,943

Income before income tax	643	1,023	74	196	4	593	(576)	1,957
Income tax expense	(185)	(336)	(37)	(51)	(3)	(7)		(619)

Income from continuing operations	458	687	37	145	1	586	(576)	1,338
Discontinued operations, net	(21)							(21)

Net income	437	687	37	145	1	586	(576)	1,317
Amounts attributable to noncontrolling interests	(76)	(354)		(65)				(495)

Net income attributable to Loews Corporation	$361	$333	$37	$80	$1	$586	$(576)	$822

11. Subsequent Event

In October of 2011, a subsidiary of Boardwalk Pipeline and Boardwalk Pipelines Holding Corp. (“BPHC”), our wholly owned subsidiary, entered into an agreement to create a joint venture, Boardwalk HP Storage Company, LLC (“Boardwalk Storage”). BPHC holds the Company’s general partner and limited partner ownership interests in Boardwalk Pipeline. Simultaneously with the joint venture creation, Boardwalk Storage entered into a definitive agreement to acquire seven salt dome natural gas storage caverns in Mississippi for $550 million.

Boardwalk Storage plans to fund the acquisition with proceeds from a new $200 million five year bank loan and will receive equity contributions of $280 million from BPHC for an 80% equity ownership interest and Boardwalk Pipeline will contribute $70 million for a 20% equity ownership interest. The acquisition is expected to close in the fourth quarter of 2011 subject to customary closing conditions.

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

Unless the context otherwise requires, references in this report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for the third quarter of 2011 amounted to $162 million, or $0.40 per share, as compared to $36 million, or $0.09 per share, in the comparable period of 2010. Net income for the nine months ended September 30, 2011 amounted to $796 million, or $1.95 per share, as compared to $822 million, or $1.96 per share, in the comparable period of 2010.

The increase in net income for the third quarter is primarily due to a $328 million charge at CNA in 2010 related to the previously reported Loss Portfolio Transfer transaction under which CNA ceded legacy asbestos and environmental pollution (“A&EP”) liabilities to National Indemnity Company. Excluding that charge, net income decreased due to lower investment income primarily from decreased limited partnership results and higher natural catastrophe losses at CNA in 2011 as compared to 2010. In addition, Parent Company investment income decreased due to lower performance of equity investments. These declines were partially offset by higher earnings at Diamond Offshore.

Excluding the charge related to the Loss Portfolio Transfer transaction, results for the first nine months of 2011 decreased primarily due to the reasons discussed above in the three month comparison and a lower level of favorable net prior year development recorded by CNA in 2011 than in 2010.

Book value per share increased to $47.75 at September 30, 2011, compared to $46.81 at June 30, 2011 and $44.51 at December  31, 2010.

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2011 and 2010 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
(In millions)

Revenues:
Insurance premiums	$1,732	$1,645	$4,942	$4,868
Net investment income	394	581	1,531	1,692
Investment gains (losses)	(27)	62	14	125
Other revenue	77	75	215	226

Total	2,176	2,363	6,702	6,911

Expenses:
Insurance claims and policyholders’ benefits	1,400	1,343	4,131	3,798
Amortization of deferred acquisition costs	356	351	1,051	1,038
Other operating	250	795	733	1,319
Interest	43	40	142	113

Total	2,049	2,529	6,057	6,268

Income (loss) before income tax	127	(166)	645	643
Income tax (expense) benefit	(49)	64	(201)	(185)

Net income (loss) from continuing operations	78	(102)	444	458
Discontinued operations, net		(22)		(21)

Net income (loss)	78	(124)	444	437
Amounts attributable to noncontrolling interests	(9)	1	(58)	(76)

Net income (loss) attributable to Loews Corporation	$69	$(123)	$386	$361

Loss Portfolio Transfer Reinsurance Agreement

As further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1, on August 31, 2010, CNA completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO (“Loss Portfolio Transfer”). At September 30, 2010, the Company recognized a loss of $328 million (after tax and noncontrolling interests) related to this transaction.

Three Months Ended September 30, 2011 Compared to 2010

Net income increased $192 million for the three months ended September 30, 2011 as compared with the 2010 period, primarily due to a loss in 2010 associated with the Loss Portfolio Transfer. Excluding the loss associated with the Loss Portfolio Transfer, net income decreased $136 million for the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was primarily driven by significant unfavorable limited partnership results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results. Insurance claims and policyholders’ benefits increased $57 million, primarily due to a lower level of favorable net prior year development and higher catastrophe losses in 2011. Further information on net prior year development for the three months ended September 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2011 Compared to 2010

Net income increased $25 million for the nine months ended September 30, 2011 as compared with the same period in 2010. Excluding the loss associated with the Loss Portfolio Transfer, net income decreased $303 million for the nine months ended September 30, 2011 as compared with the same period in 2010. Net investment income decreased $161 million, reflecting the unfavorable results from limited partnerships as discussed above. In addition, Investment gains decreased $111 million ($59 million after tax and noncontrolling interests). See the Investments section of this MD&A for further discussion of net investment income and net realized investment results. Insurance claims and policyholders’ benefits increased $333 million primarily due to a lower level of favorable net prior year development and higher catastrophe losses. Further information on net prior year development for the nine months ended September 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Additionally, expenses in 2010 were unfavorably impacted by information technology (“IT”) costs.

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

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In millions, except %)

Net written premiums	$750	$706	$2,172	$2,009
Net earned premiums	741	679	2,098	1,998
Net investment income	85	148	371	420
Net operating income	75	131	295	397
Net realized investment gains (losses)	(5)	8	4	35
Net income	70	139	299	432

Ratios:
Loss and loss adjustment expense	65.5%	57.8%	63.6%	55.8%
Expense	29.8	30.4	30.5	30.5
Dividend	(0.6)	0.3	(0.2)	0.3

Combined	94.7%	88.5%	93.9%	86.6%

Three Months Ended September 30, 2011 Compared to 2010

Net written premiums for CNA Specialty increased $44 million for the three months ended September 30, 2011 as compared with the same period in 2010, primarily driven by new business. Net earned premiums increased $62 million as compared to the same period in 2010, consistent with increases in net written premiums in recent quarters and favorable premium development in 2011.

CNA Specialty’s average rate was flat for the three months ended September 30, 2011, as compared to a decrease of 3% for the three months ended September 30, 2010 for the policies that renewed in each period. Retention of 86% was achieved in each period.

Net income decreased $69 million for the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was due to lower net operating income and decreased net realized investment results.

Net operating income decreased $56 million for the three months ended September 30, 2011 as compared with the same period in 2010, primarily due to decreased net investment income and a lower level of favorable net prior year development.

The combined ratio increased 6.2 points for the three months ended September 30, 2011 as compared with the same period in 2010. The loss ratio increased 7.7 points, primarily due to a lower level of favorable net prior year development as well as the impact of a higher current accident year loss ratio. The 2011 current accident year loss ratio was unfavorably affected by the loss cost trend that exceeded earned rate levels. The expense ratio improved 0.6 points, due to the favorable impact of the higher net earned premium base.

Favorable net prior year development of $31 million and $67 million was recorded for the three months ended September 30, 2011 and 2010. Further information on CNA Specialty’s net prior year development for the three months ended September 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2011 Compared to 2010

Net written premiums for CNA Specialty increased $163 million and net earned premiums increased $100 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.

CNA Specialty’s average rate was flat for the nine months ended September 30, 2011, as compared to a decrease of 2% for the nine months ended September 30, 2010 for the policies that renewed in each period. Retention of 86% was achieved in each period.

Net income decreased $133 million and net operating income decreased $102 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.

The combined ratio increased 7.3 points for the nine months ended September 30, 2011 as compared with the same period in 2010. The loss ratio increased 7.8 points, primarily due to a lower level of favorable net prior year development as well as the impact of a higher current accident year loss ratio. The 2011 current accident year loss ratio was unfavorably affected by the loss cost trend that exceeded earned rate levels.

Favorable net prior year development of $106 million and $220 million was recorded for the nine months ended September 30, 2011 and 2010. Further information on CNA Specialty’s net prior year development for the nine months ended September 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	September 30, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$2,472	$2,341
Gross IBNR Reserves	4,528	4,452

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,000	$6,793

Net Case Reserves	$2,110	$1,992
Net IBNR Reserves	4,039	3,926

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,149	$5,918

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions, except %)

Net written premiums	$836	$763	$2,544	$2,430
Net earned premiums	848	819	2,418	2,432
Net investment income	115	216	569	621
Net operating income	41	97	194	299
Net realized investment gains (losses)	(8)	13	8	13
Net income	33	110	202	312

Ratios:
Loss and loss adjustment expense	68.7%	70.3%	74.7%	68.5%
Expense	33.9	35.1	34.4	35.8
Dividend	0.4	0.4	0.2	0.4

Combined	103.0%	105.8%	109.3%	104.7%

Three Months Ended September 30, 2011 Compared to 2010

Net written premiums for CNA Commercial increased $73 million for the three months ended September 30, 2011 as compared with the same period in 2010. This increase was driven by continued positive rate achievement, improved economic conditions reflected in insured exposures, as well as improved reinsurance costs and new business levels in certain business lines. Net earned premiums increased $29 million for the three months ended September 30, 2011 as compared with the same period in 2010, consistent with modest increases in net written premiums in recent quarters.

CNA Commercial’s average rate increased 2% for the three months ended September 30, 2011, and was flat for the three months ended September 30, 2010 for the policies that renewed in each period. Retention of 79% and 81% were achieved in each period.

Net income decreased $77 million for the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was due to lower net operating income and decreased net realized investment results.

Net operating income decreased $56 million for the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was primarily due to lower net investment income and higher catastrophe losses, partially offset by improved non-catastrophe current accident year underwriting results and increased favorable net prior year development. Additionally, income tax expense of $22 million was recorded due to an increase in the tax rate applicable to the undistributed earnings of a 50% owned subsidiary now under contract for sale. Previously, it was anticipated that a dividend rate would be applicable to these undistributed earnings. A modest realized gain will be recognized in the fourth quarter upon closing of the sale.

The combined ratio improved 2.8 points for the three months ended September 30, 2011 as compared with the same period in 2010. The loss ratio improved 1.6 points, primarily due to increased favorable net prior year development and an improved current accident year non-catastrophe loss ratio, partially offset by higher catastrophe losses. Catastrophe losses were $46 million, or 5.5 points of the loss ratio, for the three months ended September 30, 2011, as compared to $11 million, or 1.4 points of the loss ratio, for the same period in 2010. The expense ratio improved 1.2 points, primarily due to the favorable period over period impact of changes in estimates for insurance-related assessments recorded in 2010.

Favorable net prior year development of $53 million and $28 million was recorded for the three months ended September 30, 2011 and 2010. Further information on CNA Commercial net prior year development for the three months ended September 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2011 Compared to 2010

Net written premiums for CNA Commercial increased $114 million for the nine months ended September 30, 2011, primarily due to the same reasons discussed above in the three month comparison.

CNA Commercial’s average rate increased 2% for the nine months ended September 30, 2011, as compared with an increase of 1% for the nine months ended September 30, 2010 for the policies that renewed in each period. Retention of 79% was achieved in each period.

Net income decreased $110 million for the nine months ended September 30, 2011 as compared with the same period in 2010, due to the same reasons discussed above in the three month comparison.

Net operating income decreased $105 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to higher catastrophe losses, a lower level of favorable net prior year development, lower net investment income, as well as the tax expense item discussed above in the three month comparison. These unfavorable impacts were partially offset by improved non-catastrophe current accident year underwriting results, including lower expenses. In 2010, expenses were unfavorably impacted by IT costs.

The combined ratio increased 4.6 points for the nine months ended September 30, 2011 as compared with the same period in 2010. The loss ratio increased 6.2 points, due to a lower level of favorable net prior year development and higher catastrophe losses, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $195 million, or 8.1 points of the loss ratio, for the nine months ended September 30, 2011, as compared to $94 million, or 3.9 points of the loss ratio, for the same period in 2010.

The expense ratio improved 1.4 points for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the favorable impact of recoveries in 2011 on insurance receivables written off in prior years and the impact of IT costs incurred in the first quarter of 2010.

Favorable net prior year development of $78 million and $175 million was recorded for the nine months ended September 30, 2011 and 2010. Further information on CNA Commercial net prior year development for the nine months ended September 30, 2011 and 2010 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	September 30, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$6,381	$6,390
Gross IBNR Reserves	5,735	6,132

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,116	$12,522

Net Case Reserves	$5,445	$5,349
Net IBNR Reserves	4,948	5,292

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,393	$10,641

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Net earned premiums	$142	$145	$427	$436
Net investment income	190	182	567	531
Net operating loss	(13)	(49)	(46)	(65)
Net realized investment gains (losses)	(2)	11	(4)	7
Net loss	(15)	(38)	(50)	(58)

Three Months Ended September 30, 2011 Compared to 2010

Net earned premiums for Life & Group Non-Core decreased $3 million for the three months ended September 30, 2011 as compared with the same period in 2010. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss decreased $23 million for the three months ended September 30, 2011 as compared with the same period in 2010. This improvement was primarily due to a $39 million pretax and after tax increase to payout annuity benefit reserves recognized during the third quarter of 2010, resulting from unlocking assumptions due to loss recognition. Lower expenses also contributed to this improvement. These favorable impacts were partially offset by unfavorable realized investment results and unfavorable performance on CNA’s remaining pension deposit business.

Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA may record an additional pretax liability in Policyholders’ funds based on the results of the investments supporting this business. During the third quarter of 2011, CNA increased this pretax liability by $6 million. During the third quarter of 2010, CNA decreased this pretax liability by $7 million.

Nine Months Ended September 30, 2011 Compared to 2010

Net earned premiums for Life & Group Non-Core decreased $9 million for the nine months ended September 30, 2011 as compared with the same period in 2010.

Net loss decreased $8 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison. In 2010, expenses were unfavorably impacted by IT costs. These impacts were partially offset by a $14 million (after tax and noncontrolling interests) favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement.

CNA increased the pretax liability related to its pension deposit business, as discussed above, by $4 million during the nine months ended September 30, 2011 and decreased this pretax liability by $26 million during the nine months ended September 30, 2010. As of September 30, 2011, the remaining additional liability in Policyholders’ funds for these separate account investment contracts was $6 million.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&EP and intrasegment eliminations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Net investment income	$4	$35	$24	$120
Net operating loss	(19)	(319)	(66)	(319)
Net realized investment gains		5	1	13
Net loss	(19)	(314)	(65)	(306)

Three Months Ended September 30, 2011 Compared to 2010

Net loss decreased $295 million for the three months ended September 30, 2011 as compared with the same period in 2010, primarily driven by the net loss of $328 million as a result of the Loss Portfolio Transfer consummated in the third quarter of 2010, as previously discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. As a result of that transaction, the investment income allocated to the Other Insurance segment decreased because of the lower net reserve base and associated risk capital. Claim adjustment expenses are lower because the counterparty to the Loss Portfolio Transfer is responsible for A&EP claim handling.

Additionally, the decrease in net loss was driven by a $15 million pretax release of a previously established allowance for uncollectible reinsurance receivables arising from a change in estimate. This was partially offset by decreased net realized investment results and higher interest expense. The increase in interest expense primarily relates to the use of debt to fund a portion of the 2010 redemption of CNA’s preferred stock.

Unfavorable net prior year development of $12 million was recorded for the three months ended September 30, 2011, compared to unfavorable net prior year development of $2 million for the same period of 2010.

Nine Months Ended September 30, 2011 Compared to 2010

Net loss decreased $241 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.

Unfavorable net prior year development of $5 million was recorded for the nine months ended September 30, 2011, compared to unfavorable net prior year development of $2 million for the same period of 2010.

The following table summarizes the gross and net carried reserves for the Other Insurance segment:

	September 30, 2011	December 31, 2010
(In millions)

Gross Case Reserves	$1,337	$1,430
Gross IBNR Reserves	1,830	2,012

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,167	$3,442

Net Case Reserves	$356	$461
Net IBNR Reserves	265	257

Total Net Carried Claim and Claim Adjustment Expense Reserves	$621	$718

Diamond Offshore

The drilling moratorium in the U.S. Gulf of Mexico (“GOM”) was lifted in the fourth quarter of 2010; however, the return of deepwater drilling activity to pre-Macondo levels has been hampered by the continued slow issuance of oil and gas drilling permits despite improvements in the permit application process. Absent an increase in permitting activity, weakness in the GOM market is likely to continue throughout the remainder of 2011 and into 2012, with the possibility of additional rigs being cold stacked by Diamond Offshore and others in the industry, as well as rigs leaving the GOM for international opportunities. Diamond Offshore is unable to predict when or if the pace of permitting in the GOM will return to pre-Macondo levels.

Since the Macondo well blowout, new rules for oil and gas operations on the Outer Continental Shelf have been implemented, including new standards for well design, casing and cementing and well control procedures, as well as rules requiring operators to systematically identify risks and establish safeguards against those risks through a comprehensive safety and environmental management system (“SEMS”). New regulations continue to be announced, including recently proposed rules regarding employee training, engaging personnel in safety management and requiring third party audits of SEMS programs.

As of the date of this report, Diamond Offshore is actively marketing three rigs in the GOM market, consisting of two semisubmersible rigs and one jack-up rig. Given the ongoing uncertainty with respect to drilling activity in the GOM, Diamond Offshore is continuing to actively seek international opportunities to employ its rigs outside the GOM. However, Diamond Offshore can provide no assurance that it will be successful in its efforts to employ its remaining impacted rigs in the GOM or elsewhere in the near term.

Intermediate and high specification floater rigs, both domestic and international, accounted for approximately 95% of Diamond Offshore’s contract drilling revenue during the third quarter of 2011. Approximately 84% of the time for Diamond Offshore’s intermediate and high specification floater rigs is committed for the remainder of 2011. Additionally, 61% of the time on its floating rigs is committed in 2012.

As a result of a recent increase in tender activity in the Mexican Gulf of Mexico, Diamond Offshore received new term contracts, totaling 3.8 years and $163 million, on two jack-up units previously working offshore in the GOM and in Brazil. The first rig is scheduled to commence operations in the fourth quarter of 2011 and the second rig is scheduled to commence operations in the first quarter of 2012. Additional tendering activity is ongoing.

Of Diamond Offshore’s fleet, eight rigs are currently cold stacked, consisting of four intermediate semisubmersible rigs (two in the GOM and two in Malaysia) and four jack-up rigs (all in the GOM). Diamond Offshore is preparing to stack an additional jack-up rig, the Ocean Sovereign, in the fourth quarter of 2011.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of October 17, 2011 and February 1, 2011 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2010). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 17, 2011	February 1, 2011
(In millions)

High specification floaters (a)	$5,652	$3,838
Intermediate semisubmersible rigs (b)	2,195	2,700
Jack-ups (c)	290	107

Total	$8,137	$6,645

(a)	Contract drilling backlog as of October 17, 2011 for Diamond Offshore’s high specification floaters includes (i) $3 billion attributable to contracted operations offshore Brazil for the years 2011 to 2016 and (ii) $2 billion attributable to contracted operations in the GOM for the years 2011 to 2019, including $1.8 billion in the aggregate for the years 2013 to 2019 attributable to contracts for two of Diamond Offshore’s drillships under construction.
(b)	Contract drilling backlog as of October 17, 2011 for Diamond Offshore’s intermediate semisubmersible rigs includes $1.6 billion attributable to contracted operations offshore Brazil for the years 2011 to 2015.
(c)	Contract drilling backlog as of October 17, 2011 for Diamond Offshore’s jack-ups includes $5 million attributable to contracted operations in the GOM during 2011.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of October 17, 2011.

Year Ended December 31	Total	2011 (a)	2012	2013	2014 - 2019
(In millions)

High specification floaters (b)	$5,652	$400	$1,157	$1,104	$2,991
Intermediate semisubmersible rigs (c)	2,195	268	864	581	482
Jack-ups (d)	290	29	137	97	27

Total	$8,137	$697	$2,158	$1,782	$3,500

(a)	Represents a three month period beginning October 1, 2011.
(b)	Contract drilling backlog as of October 17, 2011 for Diamond Offshore’s high specification floaters includes (i) $188 million, $779 million and $863 million for the years 2011 to 2013, and $1.2 billion in the aggregate for the years 2014 to 2016, attributable to contracted operations offshore Brazil and (ii) $33 million, $78 million and $138 million for the years 2011 to 2013, and $1.8 billion in the aggregate for the years 2014 to 2019 attributable to contracted operations in the GOM.
(c)	Contract drilling backlog as of October 17, 2011 for Diamond Offshore’s intermediate semisubmersible rigs includes $172 million, $536 million and $402 million for the years 2011 to 2013, and $454 million in the aggregate for the years 2014 to 2015, attributable to contracted operations offshore Brazil.
(d)	Contract drilling backlog as of October 17, 2011 for Diamond Offshore’s jack-ups includes $5 million for 2011 attributable to contracted operations in the GOM.

The following table reflects the percentage of rig days committed by year as of October 17, 2011. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the final commissioning dates for the Ocean BlackHawk and Ocean BlackHornet and does not include available days for the Ocean BlackRhino, Diamond Offshore’s third drillship on order with Hyundai Heavy Industries, Co. Ltd., (“Hyundai”).

Year Ended December 31	2011 (a) (b)	2012 (b)	2013 (b)	2014 - 2019 (b)

High specification floaters	99%	73%	63%	19%
Intermediate semisubmersible rigs	72%	52%	33%	4%
Jack-ups	38%	28%	20%	1%

(a)	Represents a three month period beginning October 1, 2011.
(b)	Includes approximately 530 and 780 scheduled shipyard, survey and mobilization days for 2011 and 2012, and also includes 125 final commissioning and mobilization days for each of the years 2013 and 2014 for the Ocean BlackHawk and Ocean BlackHornet.

Dayrate and Utilization Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenue earning days (a)
High specification floaters	1,193	706	3,412	2,530
Intermediate semisubmersible rigs	1,191	1,327	3,879	4,077
Jack-ups	524	752	1,793	2,509

Utilization (b)
High specification floaters	93%	55%	89%	67%
Intermediate semisubmersible rigs	68%	76%	75%	79%
Jack-ups	44%	60%	51%	66%

Average daily revenue (c)
High specification floaters	$380,300	$369,700	$362,400	$382,200
Intermediate semisubmersible rigs	268,300	280,400	268,900	275,100
Jack-ups	84,200	82,400	82,600	88,900

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2011 and 2010, as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Revenues:
Contract drilling	$861	$749	$2,520	$2,405
Net investment income	2		4	2
Investment gains			1
Other revenue	18	84	58	111

Total	881	833	2,583	2,518

Expenses:
Contract drilling	392	351	1,142	1,009
Other operating	138	162	406	420
Interest	16	22	60	66

Total	546	535	1,608	1,495

Income before income tax	335	298	975	1,023
Income tax expense	(87)	(107)	(229)	(336)

Net income	248	191	746	687
Amounts attributable to noncontrolling interests	(127)	(98)	(383)	(354)

Net income attributable to Loews Corporation	$121	$93	$363	$333

Three Months Ended September 30, 2011 Compared to 2010

Contract drilling revenues increased $112 million, or 15.0%, for the three months ended September 30, 2011 as compared with the 2010 period, primarily as a result of an increase in average utilization of Diamond Offshore’s high specification floaters from 55% during the third quarter of 2010 to 93% during the third quarter of 2011, combined with the effect of higher average daily revenue earned during the third quarter of 2011. Results for the third quarter of 2011 reflect the return to service of three of Diamond Offshore’s high specification floaters (two in international markets and one in the GOM) after being idled during the second quarter of 2010 following the Macondo incident in the GOM, as well as revenue generated by the newest addition to Diamond Offshore’s floater fleet, the Ocean Valor, which began operating under contract offshore Brazil in the fourth quarter of 2010. In contrast, revenue from Diamond Offshore’s combined domestic and international intermediate semisubmersible and jack-up fleets decreased 8% and 26% during the third quarter of 2011, as compared with the 2010 period. In response to market conditions, since September 2010 Diamond Offshore cold stacked two intermediate semisubmersible rigs and one jack-up rig which negatively impacted revenue during the third quarter of 2011.

Revenues from high specification floaters increased $159 million for the three months ended September 30, 2011 as compared with the 2010 period. This increase was primarily due to a $180 million increase in utilization and $13 million increase in dayrates, partially offset by $31 million contract termination fee received in the third quarter of 2010 related to the Ocean Endeavor. Revenue earning days increased from 706 for the three months ended September 30, 2010 to 1,193 for the 2011 period, primarily due to the Ocean Endeavor and Ocean Confidence which contributed 152 incremental earning days in the third quarter of 2011. In addition, the operation of the Ocean Valor and Ocean Baroness offshore Brazil contributed 110 additional revenue earning days in the third quarter of 2011, compared to the third quarter of 2010 when the rigs were mobilizing from the GOM and undergoing customer acceptance.

Revenues from intermediate semisubmersible rigs decreased $30 million for the three months ended September 30, 2011 as compared with the 2010 period, primarily due to decreased utilization of $38 million and decreased dayrates of $14 million. These amounts were offset by a $24 million demobilization fee received in relation to the Ocean Yorktown’s termination of its contract in Brazil.

Revenues from jack-up rigs decreased $17 million for the three months ended September 30, 2011 as compared with the 2010 period, primarily due to decreased utilization of $19 million, partially offset by a $2 million increase in dayrates. Utilization decreased from 60% in 2010 to 44% in 2011. During the third quarter of 2010 the Ocean Shield was sold and the Ocean Spartan was cold stacked in the GOM.

Net income increased $28 million for the three months ended September 30, 2011 as compared with the 2010 period, primarily due to an increase in Contract drilling revenues and lower income tax expense, partially offset by an increase in Contract drilling expense. Contract drilling expense increased $41 million and included normal operating costs for the Ocean Valor, as well as increased amortized mobilization costs and higher costs associated with rigs operating internationally rather than domestically. Additionally, Diamond Offshore recognized a pretax gain of $31 million in the third quarter of 2010 related to the sale of the Ocean Shield.

Diamond Offshore’s effective tax rate decreased for the three months ended September 30, 2011 as compared with the 2010 period. The lower effective tax rate in the current period is partially the result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, as well as the mix of international tax jurisdictions in which Diamond Offshore operates. Also contributing to the lower effective tax rate in the 2011 period was the impact of a tax law provision that expired at the end of 2009 but was subsequently signed back into law in December 2010. This provision allows Diamond Offshore to defer recognition of certain foreign earnings for U.S. income tax purposes. The extension of this tax law provision and Diamond Offshore’s decisions in the fourth quarter of 2010 and the first and second quarter of 2011 to build three new drillships overseas, caused Diamond Offshore to reassess its intent to repatriate certain foreign earnings to the U.S. It is now Diamond Offshore’s intent to reinvest those earnings internationally. Consequently, Diamond Offshore was able to defer the recognition of certain of its foreign earnings for U.S. income tax purposes in the third quarter of 2011 that it was unable to defer during the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to 2010

Contract drilling revenues increased $115 million for the nine months ended September 30, 2011 as compared with the 2010 period. Revenue generated by Diamond Offshore’s domestic and international high specification floater rigs increased an aggregate $248 million, or 24%. The two newest additions to Diamond Offshore’s floater fleet, the Ocean Courage and Ocean Valor, which began operating under contract late in the first quarter and in the fourth quarter of 2010, contributed incremental revenue of $133 million during the first nine months of 2011. Revenues related to Diamond Offshore’s semisubmersible and jack-up fleet decreased 6% and 31%, during the nine months ended September 30, 2011 as compared with the 2010 period.

Revenues from high specification floaters increased $248 million for the nine months ended September 30, 2011 as compared with the 2010 period. This increase was primarily due to a $337 million increase in utilization and $10 million increase in amortized mobilization fees, partially offset by a $68 million decrease in dayrates. In the third quarter of 2010 Diamond Offshore received a $31 million contract termination fee related to the Ocean Endeavor. Revenue earning days increased from 2,530 for the nine months ended September 30, 2010 to 3,412 for the 2011 period, primarily due to 733 additional revenue earning days offshore Brazil reflecting additional rigs operating in this region compared to the prior period.

Revenues from intermediate semisubmersible rigs decreased $63 million for the nine months ended September 30, 2011 as compared with the 2010 period, primarily due to decreased utilization of $55 million and decreased dayrates of $23 million, partially offset by a $24 million demobilization fee received in relation to the Ocean Yorktown’s termination of its contract in Brazil.

Revenues from jack-up rigs decreased $70 million for the nine months ended September 30, 2011 as compared with the 2010 period, primarily due to decreased utilization of $64 million and decreased dayrates of $11 million, partially offset by a $5 million increase in amortized mobilization fees. Utilization decreased from 66% in 2010 to 51% in 2011. Revenue earning days decreased by 716, primarily due to the sale of the Ocean Shield in July 2010 and cold stacking of the Ocean Spartan in September 2010.

Net income increased $30 million for the nine months ended September 30, 2011 as compared with the 2010 period, primarily due to a decrease in income tax expense, offset by an increase in Contract drilling expense. Contract drilling expense increased $133 million and included a full nine months of expense for the Ocean Courage and Ocean Valor, as well as increased amortized mobilization costs and higher costs associated with rigs operating internationally rather than domestically. Additionally, Diamond Offshore recognized a pretax gain of $31 million in July 2010 related to the sale of the Ocean Shield.

Diamond Offshore’s effective tax rate decreased for the nine months ended September 30, 2011 as compared with the 2010 period. The lower effective tax rate in the current period is due to the same reasons discussed above in the three month comparison.

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

HighMount’s revenues and profitability depend substantially on natural gas and NGL prices and HighMount’s ability to increase its natural gas and NGL production. Since 2008 the price of natural gas and, to a lesser extent, NGLs has declined reflecting new sources of supply in shale formations and more efficient horizontal drilling techniques employed in shale formations. This has adversely impacted HighMount’s results of operations. The price of natural gas and NGLs as well as drilling costs, also impacts HighMount’s ability to realize attractive returns on the capital it employs to finance its drilling programs. In addition, the price HighMount realizes for its gas production is affected by HighMount’s hedging activities, as well as locational differences in market prices.

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

On September 30, 2011, HighMount entered into an agreement to purchase working interests in oil and gas properties located in Oklahoma. The acquisition is expected to close in the fourth quarter of 2011, subject to customary closing conditions. The oil and gas properties to be acquired are primarily undeveloped and HighMount believes that they contain primarily oil and liquid reserves which can be produced through horizontal drilling. The purchase price is approximately $100 million and will be included primarily in the cost of unproved properties within Property, plant and equipment in the Consolidated Condensed Balance Sheets. The purchase price will be funded with a capital contribution from the Parent Company.

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Gas production (Bcf)	11.3	12.4	34.7	45.0
Gas sales (Bcf)	10.7	11.7	32.7	41.9
Oil production/sales (Mbbls)	68.2	59.5	210.4	188.3
NGL production/sales (Mbbls)	663.9	759.3	2,038.0	2,231.9
Equivalent production (Bcfe)	15.7	17.3	48.2	59.5
Equivalent sales (Bcfe)	15.0	16.6	46.1	56.4

Average realized prices without hedging results:
Gas (per Mcf)	$4.17	$4.15	$4.11	$4.48
NGL (per Bbl)	55.00	37.53	52.32	39.93
Oil (per Bbl)	82.67	69.61	89.67	71.62
Equivalent (per Mcfe)	5.76	4.89	5.63	5.15

Average realized prices with hedging results:
Gas (per Mcf)	$5.73	$5.56	$5.89	$6.06
NGL (per Bbl)	40.57	35.81	39.68	34.49
Oil (per Bbl)	82.67	69.61	89.67	71.62
Equivalent (per Mcfe)	6.22	5.80	6.33	6.10

Average cost per Mcfe:
Production expenses	$1.16	$1.18	$1.19	$1.13
Production and ad valorem taxes	0.32	0.32	0.41	0.37
General and administrative expenses	0.63	0.56	0.63	0.62
Depletion expense	1.18	0.92	1.15	0.89

In the second quarter of 2010, HighMount completed the sale of exploration and production assets located in the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. The Michigan and Alabama properties represented approximately 17% in aggregate of HighMount’s total proved reserves as of December 31, 2009, prior to the sales.

Results of Operations

The following table summarizes the results of operations for HighMount for the three and nine months ended September 30, 2011 and 2010, as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

(In millions)

Revenues:
Other revenue, primarily operating	$95	$98	$297	$351
Investment losses				(31)

Total	95	98	297	320

Expenses:
Operating	58	56	183	197
Interest	12	12	36	49

Total	70	68	219	246

Income before income tax	25	30	78	74
Income tax expense	(9)	(11)	(28)	(37)

Net income attributable to Loews Corporation	$16	$19	$50	$37

Three Months Ended September 30, 2011 Compared to 2010

HighMount’s operating revenues decreased $3 million in the third quarter of 2011, as compared with the 2010 period, due to decreased sales volumes. HighMount sold 15.0 Bcfe in the third quarter of 2011 compared to 16.6 Bcfe in 2010. The decrease in sales volume was primarily due to the reduction in HighMount’s drilling activity. Average prices realized per Mcfe were $6.22 in the third quarter of 2011 compared to $5.80 in the 2010 period.

HighMount had hedges in place as of September 30, 2011 that cover approximately 77% and 54% of total estimated 2011 and 2012 natural gas equivalent production at a weighted average price of $6.28 and $5.51 per Mcfe.

Operating expenses increased $2 million in the third quarter of 2011, as compared with the 2010 period, primarily due to increased DD&A expenses. DD&A expenses were $23 million and $21 million for the three months ended September 30, 2011 and 2010. This increase is due to negative reserve revisions in December 2010 and projected future development cost.

Nine Months Ended September 30, 2011 Compared to 2010

HighMount’s operating revenues decreased $54 million for the nine months ended September 30, 2011, as compared with the 2010 period. Operating revenues decreased by $47 million due to the sale of HighMount’s assets in Michigan and Alabama in 2010. Permian Basin operating revenues decreased by $7 million on sales volumes of 46.1 Bcfe in 2011 compared to 49.7 Bcfe in the 2010 period. Average prices realized per Mcfe for Permian Basin sales were $6.33 in 2011 compared to $5.99 in the 2010 period. The decrease in Permian Basin sales volume is primarily due to the reduction in HighMount’s drilling activity.

As a result of the Michigan and Alabama asset sales in 2010, HighMount recognized a pretax loss of $31 million in Investment losses related to its interest rate and commodity hedging activities.

Operating expenses decreased by $14 million for the nine months ended September 30, 2011, as compared with the 2010 period. The decline reflects a $21 million decrease related to the sale of HighMount’s assets in Michigan and Alabama, partially offset by a $7 million increase in operating expenses in the Permian Basin. The increase in operating expenses is due to higher DD&A expenses, increased well maintenance and other efforts to increase production, partially offset by lower general and administrative expenses.

DD&A expenses were $70 million and $69 million for the nine months ended September 30, 2011 and 2010. This reflects an $8 million decrease due to the sale of HighMount’s assets in Michigan and Alabama offset by a $9 million increase in the Permian Basin, due to negative reserve revisions in December 2010 and projected future development cost.

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

The narrowing of basis spreads on Boardwalk Pipeline’s pipeline systems has made it more difficult to renew expiring long term firm transportation contracts at previously contracted rates because, as basis spreads decrease, the rates customers are willing to pay decrease. In addition, as rates decline customers typically seek longer term agreements while Boardwalk Pipeline generally seeks shorter terms. However, changing basis spreads do not have as significant or immediate an impact on long term firm agreements as they do on short term or interruptible services because long term agreements are also influenced by other factors, such as baseload supply needs, certainty of delivery, predictability of long term costs, the ability to manage those costs through the capacity release mechanism and the terms of service.

The majority of Boardwalk Pipeline’s revenues are derived from capacity reservation charges that are not impacted by the volume of natural gas transported, however a smaller portion of revenues are derived from charges based on actual volumes transported under firm and interruptible services. For example, for the last twelve months ended September 30, 2011, approximately 19% of Boardwalk Pipeline’s revenues were derived from charges based on actual volumes transported.

As of September 30, 2011, a substantial portion of Boardwalk Pipeline’s operating capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 6.0 years. However, an important aspect of Boardwalk Pipeline’s business is its ability to market available short term firm or interruptible transportation capacity and renew existing longer term transportation contracts. Boardwalk Pipeline actively markets available capacity, which includes reserved capacity not fully utilized. The revenues Boardwalk Pipeline will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed above.

Boardwalk Pipeline’s ability to market available storage capacity and parking and lending (“PAL”) is impacted by many of the factors indicated above, as well as natural gas price differentials between time periods, such as winter to summer (“time period price spreads”). These time period price spreads have declined over the 2010 to 2011 periods and have resulted in a significant reduction in Boardwalk Pipeline’s PAL and interruptible storage revenues in 2011 as compared to 2010.

Boardwalk Pipeline holds materials and supplies comprised of pipe, valves, fittings and other materials to support its ongoing operations and for potential future growth projects. In 2011, Boardwalk Pipeline determined that a portion of its materials and supplies would not be used given the types of projects it would likely pursue under its new growth strategy and the costs to carry and maintain the materials. As a result, an impairment charge of $29 million was recognized to adjust the carrying amount of those materials and supplies to an estimated fair value of $6 million. At September 30, 2011, Boardwalk Pipeline held approximately $26 million of materials and supplies which is included in Other assets on the Consolidated Condensed Balance Sheets.

Recent Developments

In October of 2011, a subsidiary of Boardwalk Pipeline and Boardwalk Pipelines Holding Corp. (“BPHC”), our wholly owned subsidiary, entered into an agreement to create a joint venture, Boardwalk HP Storage Company, LLC (“Boardwalk Storage”). BPHC holds the Company’s general partner and limited partner ownership interests in Boardwalk Pipeline. Simultaneously with the joint venture creation, Boardwalk Storage entered into a definitive agreement to acquire seven salt dome natural gas storage caverns in Mississippi with approximately 29 Bcf of total storage capacity for $550 million. The acquired business includes a leaching plant, freshwater and brine disposal wells and approximately 105 miles of pipeline connecting its facilities with several major natural gas pipelines including Boardwalk Pipeline. The storage capacity to be acquired is fully subscribed under long term fixed-fee contracts with a weighted average contract life of seven years.

Boardwalk Storage plans to fund the acquisition with proceeds from a new $200 million five year bank loan and will receive equity contributions of $280 million from BPHC (funded by the Parent Company) for an 80% equity ownership interest and Boardwalk Pipeline will contribute $70 million for a 20% equity ownership interest. The acquisition is expected to close in the fourth quarter of 2011 subject to customary closing conditions.

In October of 2011, Boardwalk Pipeline and Southwestern Energy Production Company (“Southwestern”) executed a fifteen year definitive gas gathering agreement which will require construction of a natural gas gathering system in Pennsylvania supporting Southwestern’s development of Marcellus Shale gas wells. Boardwalk Pipeline will own the gas gathering system. The gathering system is expected to cost approximately $90 million and will be constructed over several years. It is expected to have a delivery capacity of approximately 0.3 Bcf/day when fully constructed.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Other revenue, primarily operating	$269	$264	$843	$821

Total	269	264	843	821

Expenses:
Operating	177	172	569	513
Interest	46	37	133	112

Total	223	209	702	625

Income before income tax	46	55	141	196
Income tax expense	(11)	(15)	(35)	(51)

Net income	35	40	106	145
Amounts attributable to noncontrolling interests	(17)	(19)	(50)	(65)

Net income attributable to Loews Corporation	$18	$21	$56	$80

Three Months Ended September 30, 2011 Compared to 2010

Total revenues increased $5 million for the three months ended September 30, 2011 as compared to the same period in 2010. Gas transportation revenues, excluding fuel, increased $19 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating the Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $4 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $3 million primarily due to lower natural gas prices. The 2010 period includes a $12 million gain from the sale of gas related to the western Kentucky storage expansion project, partially offset by a $3 million impairment charge related to surplus pipe materials.

Operating expenses increased $5 million for the three months ended September 30, 2011 as compared to the same period in 2010. The increase is primarily due to higher operation and maintenance expenses of $9 million due to maintenance projects mainly for pipeline integrity management and reliability spending. Interest expense increased by $9 million for the three months ended September 30, 2011 as compared to the same period in 2010 primarily from a $6 million loss on the early extinguishment of debt and $2 million resulting from higher average interest rates on Boardwalk Pipeline’s long term debt and lower capitalized interest.

Net income decreased $3 million for the three months ended September 30, 2011 as compared to the same period in 2010 primarily due to decreased PAL and storage revenues, increased operation and maintenance expenses and a loss on the early extinguishment of debt. These unfavorable impacts were partially offset by higher gas transportation revenues from increased capacities.

Nine Months Ended September 30, 2011 Compared to 2010

Total revenues increased $22 million for the nine months ended September 30, 2011 as compared to the same period in 2010. Gas transportation revenues, excluding fuel, increased $57 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating the Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $19 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $11 million primarily due to lower natural gas prices.

Operating expenses increased $56 million for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase includes a $29 million impairment charge associated with Boardwalk Pipeline’s materials and supplies, a charge of $5 million representing an insurance deductible associated with replacing compressor assets and $4 million of gas losses associated with the Bistineau storage facility. There were also higher operation and maintenance expenses of $22 million primarily due to maintenance projects for pipeline integrity management and reliability spending and lower amounts of labor capitalized from fewer growth projects and higher depreciation and property taxes of $9 million associated with an increase in the asset base. These increases were partially offset by lower fuel consumed of $6 million primarily due to lower natural gas prices and a $9 million gain on the sale of storage gas. Interest expense increased by $21 million for the nine months ended September 30, 2011, primarily from a $13 million loss on the early extinguishment of debt and $7 million resulting from higher average interest rates on Boardwalk Pipeline’s long term debt, higher debt levels and lower capitalized interest.

Net income decreased $24 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to the factors described above for the three month period, as well as the insurance deductible expense associated with replacing compressor assets and the charge related to materials and supplies. These unfavorable impacts were partially offset by higher gas transportation revenues from increased capacities.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Other revenue, primarily operating	$81	$73	$250	$229
Net investment income	1	1	1	1

Total	82	74	251	230

Expenses:
Operating	81	73	231	219
Interest	2	2	7	7

Total	83	75	238	226

Income (loss) before income tax	(1)	(1)	13	4
Income tax (expense) benefit	1	(1)	(5)	(3)

Net income (loss) attributable to Loews Corporation	$—	$(2)	$8	$1

Revenues increased by $8 million and $21 million, or 10.8% and 9.1%, for the three and nine months ended September 30, 2011 as compared to the 2010 periods. Net income increased by $2 million and $7 million for the three and nine months ended September 30, 2011 as compared to the 2010 periods.

Revenue per available room increased $17.87 and $16.07 to $161.76 and $163.19 for the three and nine months ended September 30, 2011 as compared to the 2010 periods. The increase in revenue per available room reflects improving occupancy and average room rates. Occupancy rates increased to 79.8% and 75.4% in the three and nine months ended September 30, 2011, from 74.6% and 71.2% in the 2010 periods. Average room rates increased by $9.89 and $9.76, or 5.1% and 4.7%, in the three and nine months ended September 30, 2011 as compared to the 2010 periods.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Operating results were essentially flat for the three months ended September 30, 2011 due primarily to increases in revenue per available room, partially offset by decreased earnings from joint venture properties. The improvement in operating results for the nine months ended September 30, 2011 is due primarily to increases in revenue per available room and increases in earnings from joint venture properties.

Corporate and Other

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expense and other corporate administrative costs. The Parent Company portfolio includes investments in fixed income securities, equity securities, including short sales and derivatives, and investments in limited partnerships. These investments are considered trading and, accordingly, are marked to market and all realized and unrealized gains and losses are reported in revenues as net investment income (loss).

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In millions)

Revenues:
Net investment income (loss)	$(64)	$72	$(23)	$102
Other	(1)	(3)	(1)	(2)

Total	(65)	69	(24)	100

Expenses:
Operating	21	13	49	46
Interest	9	14	34	37

Total	30	27	83	83

Income (loss) before income tax	(95)	42	(107)	17
Income tax (expense) benefit	31	(14)	34	(7)

Net income (loss) attributable to Loews Corporation	$(64)	$28	$(73)	$10

Revenues decreased by $134 million and $124 million for the three and nine months ended September 30, 2011 as compared to the 2010 periods. These decreases were due primarily to lower performance of equity based investments reflecting the significant decline in the major U.S. equity indexes and overall capital market volatility in the third quarter.

There was a net loss of $64 million and $73 million for the three and nine months ended September 30, 2011 as compared to net income of $28 million and $10 million in the 2010 periods. These changes were due primarily to the changes in revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.

For the nine months ended September 30, 2011, net cash provided by operating activities was $813 million as compared with net cash used by operating activities of $673 million for the same period in 2010. In 2010, CNA completed a transaction whereby substantially all of its legacy A&EP liabilities were ceded to NICO. As a result of this transaction, operating cash flows were reduced for the initial net cash settlement with NICO.

Additionally, CNA received a federal income tax refund of $10 million in 2011 compared to $328 million in 2010. Further, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2010 operating cash flows were increased by $125 million related to net cash inflows primarily from sales of trading securities as compared to a decrease of $8 million during 2011 related to net trading cash outflows. Excluding the items above, net cash generated by CNA’s business operations was approximately $811 million for 2011 and $775 million for 2010.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2011, net cash used by investing activities was $217 million as compared with net cash provided by investing activities of $860 million for the same period in 2010. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash provided by investing activities in 2010 primarily related to the sale of short term investments which was used to fund the $1.9 billion initial net cash settlement with NICO as discussed above.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the nine months ended September 30, 2011, net cash used by financing activities was $588 million as compared with $245 million for the same period in 2010. During 2011, CNA purchased the noncontrolling interest of CNA Surety. Additionally, during 2011 CNA issued $400 million of 5.75% senior notes due August 15, 2021 and used the net proceeds of the offering, together with cash on hand, to redeem the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, along with a call premium.

Dividends

On August 31, 2011, CNA paid a quarterly dividend of $0.10 per share to stockholders of record on August 15, 2011. On October 28, 2011, CNA declared a quarterly dividend of $0.10 per share, payable November 30, 2011 to stockholders of record on November 14, 2011. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

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

Diamond Offshore

Cash and investments totaled $1.2 billion at September 30, 2011, compared to $1.1 billion at December 31, 2010. During the nine months ended September 30, 2011, Diamond Offshore paid cash dividends totaling $368 million, consisting of aggregate regular cash dividends of $52 million and aggregate special cash dividends of $316 million. On October 19, 2011, Diamond Offshore declared a regular quarterly cash dividend of $0.125 per share and a special cash dividend of $0.75 per share.

Cash provided by operating activities during the nine months ended September 30, 2011 was $1.1 billion, compared to $950 million for the 2010 period. The increase is primarily due to less net cash required to satisfy working capital requirements, mainly lower estimated income taxes paid in the U.S. federal jurisdiction, in 2011 compared to 2010.

Diamond Offshore has budgeted approximately $300 million on capital expenditures for 2011 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements. During the nine months ended September 30, 2011, Diamond Offshore spent approximately $160 million toward these programs. In addition, in the nine months ended September 30, 2011, Diamond Offshore paid $478 million as the first of two installment payments for the construction of its three new, ultra-deepwater drillships. The final installments of the contracted price are payable upon delivery of each vessel. The total cost of the three drillships, including commissioning, spares and project management, is expected to be approximately $1.8 billion in the aggregate. Diamond Offshore also had a fixed-price option from Hyundai for the construction of a fourth drillship that expired on October 24, 2011. Diamond Offshore expects to finance its 2011 capital expenditures through the use of existing cash balances or internally generated funds.

On October 12, 2011, Diamond Offshore terminated its $285 million syndicated, senior unsecured revolving credit facility.

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

HighMount

At September 30, 2011 and December 31, 2010, cash and investments amounted to $150 million and $130 million. Net cash flows provided by operating activities were $144 million and $141 million in the nine months ended September 30, 2011 and 2010. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities was $125 million for the nine months ended September 30, 2011, compared to cash provided by investing activities of $403 million for the 2010 period. Cash provided by investing activities for the nine months ended September 30, 2010 includes net proceeds from the sale of HighMount’s assets in Michigan and Alabama of approximately $500 million. HighMount used the net proceeds from the sale of its assets in Michigan and Alabama to reduce the outstanding debt under its term loans. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $57 million and $78 million on capital expenditures for its drilling program in the nine months ended September 30, 2011 and 2010. In 2011, funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances and operating activities.

At September 30, 2011, no borrowings were outstanding under HighMount’s revolving credit facility which expires on July 26, 2012, however, $2 million in letters of credit were issued. The available capacity under the facility is $398 million. HighMount maintains $1.1 billion of variable rate term loans which are due on July 26, 2012 and are classified as Short term debt on our Consolidated Condensed Balance Sheets at September 30, 2011. HighMount expects to replace these facilities before their scheduled maturity date through refinancing, use of existing cash balances and advances and capital contributions from the Parent Company. Accordingly, HighMount determined that the expected payments of interest on its variable-rate term loans were not probable, but possible of occurring and discontinued hedge accounting treatment prospectively for its interest rate swaps. HighMount will record future changes in the fair value of the swaps through earnings and reclass any amounts deferred in AOCI to earnings when the date of refinancing is more certain.

HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At September 30, 2011, HighMount was in compliance with all of its covenants under the credit agreement.

In the fourth quarter of 2011, HighMount expects to pay approximately $100 million for the acquisition of working interests in oil and gas properties as discussed in Results of Operations by Business Segment – HighMount. The acquisition will be funded with a capital contribution from the Parent Company.

Boardwalk Pipeline

At September 30, 2011 and December 31, 2010, cash and investments amounted to $86 million and $59 million. Funds from operations for the nine months ended September 30, 2011 amounted to $346 million, compared to $355 million for the 2010 period. For the nine months ended September 30, 2011 and 2010, Boardwalk Pipeline’s capital expenditures were $117 million and $174 million.

In January of 2011, Boardwalk Pipeline issued $325 million aggregate principal amount of 4.5% notes due February 1, 2021. In June of 2011, Boardwalk Pipeline issued an additional $115 million of the 2021 notes. The proceeds from both offerings were used to repay borrowings under Boardwalk Pipeline’s revolving credit facility and its 5.5% notes due April 1, 2013.

In June of 2011, Boardwalk Pipeline completed a public offering of 6 million of its common units at a price of $29.33 per unit and received net cash proceeds of approximately $174 million, including a $4 million contribution by us to maintain our 2% general partner interest.

Boardwalk Pipeline’s ability to access the capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. Boardwalk Pipeline anticipates that its existing capital resources, including the revolving credit facility and cash flow generated from future operations will be adequate to fund its operations, including capital expenditures. From time to time, Boardwalk Pipeline expects to issue and sell debt and/or equity securities for general corporate purposes, including to refinance outstanding debt and for potential acquisitions and growth opportunities.

As of September 30, 2011, Boardwalk Pipeline had $459 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 0.5% and had no letters of credit issued. At September 30, 2011, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility and had available borrowing capacity of $491 million.

Boardwalk Pipeline incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities some of which reflect increased regulatory requirements applicable to all interstate pipelines. These costs include those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. Maintenance costs may be capitalized or expensed depending on the nature of the activities. For any given reporting period the mix of projects undertaken by Boardwalk Pipeline will affect the amounts recorded as property, plant and equipment on the balance sheet or expensed in earnings.

In 2011, Boardwalk Pipeline expects to incur costs of approximately $250 million to maintain its pipeline systems, of which $82 million is expected to be recorded as maintenance capital, net of expected insurance proceeds. In 2010, these costs were approximately $213 million, of which $63 million was recorded as maintenance capital. The increase of $37 million is primarily related to pipeline integrity management, pipeline reliability and general pipeline maintenance and repairs which are necessary to comply with regulatory requirements. The increased costs for pipeline system maintenance are expected to continue in 2012.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments totaled $77 million at September 30, 2011, as compared to $67 million at December 31, 2010. Funds for other capital expenditures, working capital requirements and mortgage debt coming due in the next twelve months are expected to be provided from operations, refinancing, newly incurred debt, existing cash balances and advances or capital contributions from the Parent Company.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at September 30, 2011 totaled $4.0 billion, as compared to $4.6 billion at December 31, 2010. During the nine months ended September 30, 2011, we paid $690 million to fund treasury stock purchases, repaid at maturity the entire $175 million principal amount of our 8.9% debentures and paid $76 million of cash dividends to our shareholders. These cash outflows were partially offset by the receipt of $467 million in interest and dividends from our subsidiaries.

During the nine months ended September 30, 2011, we purchased 17.4 million shares of Loews common stock at an aggregate cost of $690 million. As of September 30, 2011, there were 397,402,400 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise.

In October of 2011, we entered into an agreement to create the Boardwalk Storage joint venture with Boardwalk Pipeline. We will be making an equity contribution of $280 million in the fourth quarter of 2011 for an 80% equity ownership interest in the joint venture, as discussed in Results of Operations by Business Segment – Boardwalk.

In the fourth quarter of 2011 we expect to make a capital contribution to HighMount of approximately $100 million to fund the acquisition of working interests in oil and gas properties as discussed in Results of Operations by Business Segment – HighMount. In addition, we plan to make a capital contribution to HighMount in connection with the refinancing of its term loans.

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

INVESTMENTS

Investment activities of non-insurance subsidiaries primarily include investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments, and investments in limited partnerships. These types of investments generally present greater volatility, less liquidity and greater risk than fixed income investments and are included within Results of Operations – Corporate and Other.

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

Net Investment Income

The significant components of CNA’s pretax net investment income are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(In millions)

Fixed maturity securities	$494	$511	$1,505	$1,540
Short term investments	2	2	6	13
Limited partnerships	(93)	68	32	136
Equity securities	4	7	16	26
Trading portfolio	(1)	4	5	10
Other	3	3	12	8

Gross investment income	409	595	1,576	1,733
Investment expense	(15)	(14)	(45)	(41)

Net investment income	$394	$581	$1,531	$1,692

Net investment income decreased $187 million for the three months ended September 30, 2011 as compared with the same period in 2010. The decrease was primarily driven by a significant decrease in limited partnership results as well as lower fixed maturity security income. Limited partnership results were adversely impacted by negative equity market returns, widening credit spreads and overall capital market volatility. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments. The decrease in fixed maturity security income was driven primarily by a decline in the effective income yield of the portfolio.

Net investment income decreased $161 million for the nine months ended September 30, 2011 as compared with the same period in 2010. The decrease was primarily due to the same reasons discussed above in the three month comparison.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.5% and 5.6% for the nine months ended September 30, 2011 and 2010. Tax-exempt municipal bonds generated $60 million and $174 million of net investment income for the three and nine months ended September 30, 2011, compared with $61 million and $207 million of net investment income for the same periods in 2010.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(28)	$47	$63	$110
States, municipalities and political subdivisions	13	7	3	15
Asset-backed	(15)	22	(62)	32
U.S. Treasury and obligations of government-sponsored enterprises			1	4
Foreign government	1		3	1
Redeemable preferred stock			3	7

Total fixed maturity securities	(29)	76	11	169
Equity securities	(1)	(17)	(3)	(42)
Derivative securities	1	(1)		(1)
Short term investments		2	3	6
Other	2	2	3	(7)

Total realized investment gains	(27)	62	14	125
Income tax expense	10	(22)	(4)	(50)

Net realized investment gains	(17)	40	10	75
Amounts attributable to noncontrolling interests	2	(3)	(1)	(7)

Net realized investment gains attributable to Loews Corporation	$(15)	$37	$9	$68

Net realized investment results decreased $52 million and $59 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 91.5% and 90.6% of which were rated as investment grade (rated BBB- or higher) at September 30, 2011 and December 31, 2010. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these providers, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	September 30, 2011		December 31, 2010
(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,427	11.2%	$4,003	10.7%
AAA rated	3,795	9.6	3,950	10.5
AA and A rated	17,663	44.8	15,665	41.7
BBB rated	10,213	25.9	10,425	27.7
Non-investment grade	3,358	8.5	3,534	9.4

Total	$39,456	100.0%	$37,577	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3,402 million and $3,490 million at September 30, 2011 and December 31, 2010. The following table summarizes the ratings of this portfolio at fair value.

	September 30, 2011		December 31, 2010
(In millions, except %)

BB	$1,491	44.4%	$1,492	42.2%
B	958	28.5	1,163	32.9
CCC-C	803	23.9	801	22.7
D	106	3.2	78	2.2

Total	$3,358	100.0%	$3,534	100.0%

At September 30, 2011 and December 31, 2010, approximately 98% of CNA’s fixed maturity portfolio was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

The fair value of CNA’s fixed maturity and equity securities that trade in illiquid private placement markets at September 30, 2011 was $280 million, which represents approximately 0.6% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $8 million at September 30, 2011.

The gross unrealized loss on CNA’s available-for-sale fixed maturity securities was $546 million at September 30, 2011. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.

	Percent of Fair Value	Percent of Unrealized Loss

Due in one year or less	7%	4%
Due after one year through five years	34	23
Due after five years through ten years	30	31
Due after ten years	29	42

Total	100%	100%

Select Asset Class Discussion

CNA’s fixed maturity portfolio includes exposure to sub-prime residential mortgages (“sub-prime”) and Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”), as measured by the original deal structure. As of September 30, 2011, the fair value of sub-prime securities was $368 million with associated net unrealized losses of $39 million, 65% of which were rated investment grade. As of September 30, 2011, the fair value of Alt-A securities was $553 million with associated net unrealized losses of $15 million, 71% of which were rated investment grade. Pretax OTTI losses of $42 million for securities with sub-prime and Alt-A exposure were included in the $99 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Condensed Statements of Income for the nine months ended September 30, 2011. If additional deterioration in the underlying collateral occurs beyond CNA’s current expectations, additional OTTI losses may be recognized in earnings. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1 for additional information related to unrealized losses on asset-backed securities.

CNA’s fixed maturity portfolio also includes European exposure. The following table summarizes European exposure included within fixed maturity holdings:

	Corporate		Sovereign	Total

September 30, 2011	Financial Sector	Other Sectors

(In millions)

AAA	$233		$172	$405
AA	295	$161	13	469
A	851	697		1,548
BBB	105	1,019		1,124
Non-investment grade	5	171		176

Total fair value	$1,489	$2,048	$185	$3,722

Total amortized cost	$1,502	$1,858	$181	$3,541

European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity’s management location, country of primary listing, revenue and reporting currency. As of September 30, 2011, 81% of CNA’s European exposure is denominated in U.S. dollars and approximately 68% relates to securities for which the country of risk is the United Kingdom, France, Germany or the Netherlands. European exposure includes investments in Greece, Ireland, Italy, Portugal and Spain with a fair value and amortized cost of $439 million and $437 million as of September 30, 2011, of which $12 million and $13 million relates to sovereign securities.

Duration

A primary objective in the management of CNA’s investment portfolio is to optimize return relative to underlying liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on its views of a specific issuer or industry sector.

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

	September 30, 2011		December 31, 2010
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$13,283	11.4	$11,825	11.0
Other interest sensitive investments	27,993	4.0	28,096	4.5

Total	$41,276	6.4	$39,921	6.4

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	September 30, 2011	December 31, 2010

(In millions)

Short term investments:
Commercial paper	$507	$686
U.S. Treasury securities	877	903
Money market funds	88	94
Other	258	532

Total short term investments	$1,730	$2,215

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

—

the risks and uncertainties associated with CNA’s loss reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2010, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

—	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

—	the results of financing and refinancing efforts by us and our subsidiaries, including any additional investments by us in our subsidiaries;

—	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

—	the consummation of contemplated transactions and agreements;

—	the successful integration, transition and management of acquired businesses;

—	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party;

—	possible casualty losses;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2011. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2011 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of September 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2011 - July 31, 2011	1,115,000	$40.47	N/A	N/A

August 1, 2011 - August 31, 2011	5,361,300	$36.34	N/A	N/A

September 1, 2011 - September 30, 2011	1,010,900	$34.55	N/A	N/A

Item 6.  Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 1, 2011	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)