Form 10-Q
period 2012-03-31
LOEWS CORP
filed 2012-05-01
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Class	Outstanding at April 20, 2012
Common stock, $0.01 par value	396,836,271 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,171 and $37,466	$41,173	$40,040
Equity securities, cost of $962 and $902	1,026	927
Limited partnership investments	2,909	2,711
Other invested assets, primarily mortgage loans	292	245
Short term investments	5,558	5,105

Total investments	50,958	49,028
Cash	99	129
Receivables	9,409	9,259
Property, plant and equipment	13,522	13,618
Goodwill	908	908
Other assets	1,366	1,357
Deferred acquisition costs of insurance subsidiaries	576	552
Separate account business	402	417

Total assets	$77,240	$75,268

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,203	$24,303
Future policy benefits	9,959	9,810
Unearned premiums	3,383	3,250
Policyholders’ funds	169	191

Total insurance reserves	37,714	37,554
Payable to brokers	920	162
Short term debt	88	88
Long term debt	8,954	8,913
Deferred income taxes	937	622
Other liabilities	4,104	4,309
Separate account business	402	417

Total liabilities	53,119	52,065

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued–396,834,820 and 396,585,226 shares	4	4
Additional paid-in capital	3,538	3,494
Retained earnings	15,232	14,890
Accumulated other comprehensive income	654	384

Total shareholders’ equity	19,428	18,772
Noncontrolling interests	4,693	4,431

Total equity	24,121	23,203

Total liabilities and equity	$77,240	$75,268

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2012	2011

(In millions, except per share data)

Revenues:
Insurance premiums	$1,649	$1,615
Net investment income	726	661
Investment losses:
Other-than-temporary impairment losses	(15)	(20)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(12)	(21)

Net impairment losses recognized in earnings	(27)	(41)
Other net investment gains	59	64

Total investment gains	32	23
Contract drilling revenues	755	789
Other	582	580

Total	3,744	3,668

Expenses:
Insurance claims and policyholders’ benefits	1,381	1,364
Amortization of deferred acquisition costs	295	297
Contract drilling expenses	397	362
Other operating expenses	819	737
Interest	111	151

Total	3,003	2,911

Income before income tax	741	757
Income tax expense	(222)	(195)

Net income	519	562
Amounts attributable to noncontrolling interests	(152)	(183)

Net income attributable to Loews Corporation	$367	$379

Basic net income per share	$0.93	$0.92

Diluted net income per share	$0.92	$0.92

Dividends per share	$0.0625	$0.0625

Weighted-average shares outstanding:
Shares of common stock	396.77	412.90
Dilutive potential shares of common stock	0.67	0.93

Total weighted-average shares outstanding assuming dilution	397.44	413.83

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31	2012	2011

(In millions)

Net income	$519	$562

Other comprehensive income (loss)
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	40	38
Net other unrealized gains on investments	217	23

Total unrealized gains on available-for-sale investments	257	61
Unrealized gains (losses) on cash flow hedges	15	(17)
Foreign currency	21	26
Pension liability	7

Other comprehensive income	300	70

Comprehensive income	819	632

Amounts attributable to noncontrolling interests	(183)	(189)

Total comprehensive income attributable to Loews Corporation	$636	$443

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders

					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests

(In millions)

Balance, January 1, 2011, as reported	$23,106	$4	$3,667	$14,564	$230	$(15)	$4,656
Adjustment to initially apply updated guidance on accounting for costs associated with acquiring or renewing insurance contracts	(78)			(64)			(14)

Balance, January 1, 2011, as restated	23,028	4	3,667	14,500	230	(15)	4,642
Net income	562			379			183
Other comprehensive income	70				64		6
Dividends paid	(124)			(26)			(98)
Purchase of Loews treasury stock	(187)					(187)
Issuance of Loews common stock	4		4
Stock-based compensation	6		5				1
Other	5		(5)	(1)			11

Balance, March 31, 2011	$23,364	$4	$3,671	$14,852	$294	$(202)	$4,745

Balance, January 1, 2012, as reported	$23,273	$4	$3,499	$14,957	$375	$—	$4,438
Adjustment to initially apply updated guidance on accounting for costs associated with acquiring or renewing insurance contracts	(70)		(5)	(67)	9		(7)

Balance, January 1, 2012, as restated	23,203	4	3,494	14,890	384	—	4,431
Net income	519			367			152
Other comprehensive income	300				269		31
Dividends paid	(133)			(25)			(108)
Issuance of equity securities by subsidiary	222		36		1		185
Issuance of Loews common stock	5		5
Stock-based compensation	6		5				1
Other	(1)		(2)				1

Balance, March 31, 2012	$24,121	$4	$3,538	$15,232	$654	$—	$4,693

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2012	2011

(In millions)

Operating Activities:

Net income	$519	$562
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	270	164
Changes in operating assets and liabilities, net:
Receivables	142	138
Deferred acquisition costs	(15)	(15)
Insurance reserves	99	45
Other assets	(6)	10
Other liabilities	(187)	(297)
Trading securities	(494)	522

Net cash flow operating activities	328	1,129

Investing Activities:

Purchases of fixed maturities	(2,842)	(3,480)
Proceeds from sales of fixed maturities	1,929	1,893
Proceeds from maturities of fixed maturities	683	965
Purchases of equity securities	(12)	(34)
Proceeds from sales of equity securities	19	128
Purchases of property, plant and equipment	(238)	(150)
Deposits for construction of offshore drilling equipment		(309)
Dispositions	41
Change in short term investments	(88)	277
Change in other investments	(17)	(114)
Other, net	12	8

Net cash flow investing activities	(513)	(816)

Financing Activities:

Dividends paid	(25)	(26)
Dividends paid to noncontrolling interests	(108)	(98)
Purchases of treasury shares		(188)
Issuance of common stock	5	4
Proceeds from sale of subsidiary stock	245	6
Principal payments on debt	(331)	(913)
Issuance of debt	370	904
Other, net	(2)	(1)

Net cash flow financing activities	154	(312)

Effect of foreign exchange rate on cash	1	2

Net change in cash	(30)	3
Cash, beginning of period	129	120

Cash, end of period	$99	$123

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); interstate transportation and storage of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 61% owned subsidiary); exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids), (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). In the first quarter of 2012, Boardwalk Pipeline sold 9.2 million common units through a public offering for $245 million, reducing the Company’s ownership interest from 64% to 61%. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) –Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012 and December 31, 2011 and the results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2012 and 2011.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2011 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted earnings per share on the Consolidated Condensed Statements of Income. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 2.2 million and 1.9 million shares were not included in the diluted weighted average shares amount for the three months ended March 31, 2012 and 2011 due to the exercise price being greater than the average stock price.

Impairment of Natural Gas and Oil Properties – For the three months ended March 31, 2012, HighMount recorded a non-cash ceiling test impairment charge of $44 million ($28 million after tax) related to its carrying value of natural gas and oil properties. The impairment was recorded as a credit to Accumulated depreciation, depletion and amortization. The write-down was the result of declines in natural gas prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $69 million ($44 million after tax).

Hardy Underwriting Bermuda Limited (“Hardy”) – On March 21, 2012, CNA announced an agreement to acquire Hardy, a specialized Lloyd’s underwriter, in a cash acquisition for approximately $227 million. Hardy underwrote approximately $430 million in gross written premiums in 2011. Subject to regulatory approvals and other conditions, the acquisition is expected to be completed during the second quarter of 2012. As of March 31, 2012, $230 million of short term investments were held in escrow in British pounds to fund the acquisition.

Accounting Changes – In October of 2010, the Financial Accounting Standards Board issued updated accounting guidance which limits the capitalization of costs incurred to acquire or renew insurance contracts to those that are incremental direct costs of successful contract acquisitions. The previous guidance allowed the capitalization of acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts, whether the costs related to successful or unsuccessful efforts.

As of January 1, 2012, the Company adopted the updated accounting guidance prospectively as of January 1, 2004, the earliest date practicable. Due to the lack of available historical data related to certain accident and health contracts issued prior to January 1, 2004, a full retrospective application of the change in accounting guidance was impracticable. Acquisition costs capitalized prior to January 1, 2004 will continue to be accounted for under the previous accounting guidance and will be amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts.

The Company has adjusted its previously reported financial information included herein to reflect the change in accounting guidance for deferred acquisition costs. The impacts of adopting the new accounting standard on the Company’s Consolidated Condensed Balance Sheet as of December 31, 2011 were a $106 million decrease in Deferred acquisition costs of insurance subsidiaries and a $37 million decrease in Deferred income tax liabilities. The impacts to Accumulated other comprehensive income (“AOCI”) and Additional paid-in capital (“APIC”) were the result of the indirect effects of the Company’s adoption of this guidance on Shadow Adjustments, as further discussed in Note 2, and CNA’s acquisition of the noncontrolling interest of CNA Surety in 2011.

The impacts on the Company’s Consolidated Condensed Statement of Income for the three month period ended March 31, 2011 were a $48 million decrease in Amortization of deferred acquisition costs, a $52 million increase in Other operating expenses and a $1 million decrease in Income tax expense, resulting in a $3 million decrease in Net income. There were no changes to net cash flows from operating, investing or financing activities for the comparative period presented as a result of the adoption of the new accounting standard.

2. Investments

Net investment income is as follows:

Three Months Ended March 31	2012	2011

(In millions)

Fixed maturity securities	$516	$506
Short term investments	3	3
Limited partnerships	143	134
Equity securities	4	6
Income from trading portfolio (a)	70	23
Other	4	4

Total investment income	740	676
Investment expenses	(14)	(15)

Net investment income	$726	$661

(a)	Includes net unrealized gains related to changes in fair value on trading securities still held of $36 million and $21 million for the three months ended March 31, 2012 and 2011.

Investment gains (losses) are as follows:

Three Months Ended March 31	2012	2011

(In millions)

Fixed maturity securities	$30	$20
Equity securities	1
Derivative instruments	(1)	(1)
Short term investments		2
Other	2	2

Investment gains (a)	$32	$23

(a)

Includes gross realized gains of $72 million and $93 million and gross realized losses of $41 million and $73 million on available-for-sale securities for the three months ended March 31, 2012 and 2011.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2012	2011
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$10	$9
Asset-backed:
Residential mortgage-backed	14	28
U.S. Treasury and obligations of government-sponsored enterprises	1

Total fixed maturities available-for-sale	25	37

Equity securities available-for-sale:
Common stock	2	3
Preferred stock		1

Total equity securities available-for-sale	2	4

Net OTTI losses recognized in earnings	$27	$41

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

The amortized cost and fair values of securities are as follows:

March 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,324	$2,013	$61	$21,276
States, municipalities and political subdivisions	9,234	1,042	93	10,183
Asset-backed:
Residential mortgage-backed	5,958	175	139	5,994	$37
Commercial mortgage-backed	1,297	68	36	1,329	(2)
Other asset-backed	1,022	18	1	1,039

Total asset-backed	8,277	261	176	8,362	35
U.S. Treasury and obligations of government-sponsored enterprises	224	12		236
Foreign government	634	21		655
Redeemable preferred stock	105	8		113

Fixed maturities available-for-sale	37,798	3,357	330	40,825	35
Fixed maturities, trading	373		25	348

Total fixed maturities	38,171	3,357	355	41,173	35

Equity securities:
Common stock	32	17	1	48
Preferred stock	246	4		250

Equity securities available-for-sale	278	21	1	298	—
Equity securities, trading	684	107	63	728

Total equity securities	962	128	64	1,026	—

Total	$39,133	$3,485	$419	$42,199	$35

December 31, 2011

Fixed maturity securities:
Corporate and other bonds	$19,086	$1,946	$154	$20,878
States, municipalities and political subdivisions	9,018	900	136	9,782
Asset-backed:
Residential mortgage-backed	5,786	172	183	5,775	$99
Commercial mortgage-backed	1,365	48	59	1,354	(2)
Other asset-backed	946	13	4	955

Total asset-backed	8,097	233	246	8,084	97
U.S. Treasury and obligations of government-sponsored enterprises	479	14		493
Foreign government	608	28		636
Redeemable preferred stock	51	7		58

Fixed maturities available-for-sale	37,339	3,128	536	39,931	97
Fixed maturities, trading	127		18	109

Total fixed maturities	37,466	3,128	554	40,040	97

Equity securities:
Common stock	30	17		47
Preferred stock	258	4	5	257

Equity securities available-for-sale	288	21	5	304	—
Equity securities, trading	614	76	67	623

Total equity securities	902	97	72	927	—

Total	$38,368	$3,225	$626	$40,967	$97

The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At March 31, 2012 and December 31, 2011, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $676 million and $651 million. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction through Other comprehensive income (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,635	$43	$124	$18	$1,759	$61
States, municipalities and political subdivisions	385	8	460	85	845	93
Asset-backed:
Residential mortgage-backed	882	39	1,026	100	1,908	139
Commercial mortgage-backed	219	18	122	18	341	36
Other asset-backed	297	1			297	1

Total asset-backed	1,398	58	1,148	118	2,546	176

Total fixed maturities available-for-sale	3,418	109	1,732	221	5,150	330
Equity securities available-for-sale:
Common stock	4	1			4	1

Total	$3,422	$110	$1,732	$221	$5,154	$331

December 31, 2011

Fixed maturity securities:
Corporate and other bonds	$2,552	$126	$159	$28	$2,711	$154
States, municipalities and political subdivisions	67	1	721	135	788	136
Asset-backed:
Residential mortgage-backed	719	36	874	147	1,593	183
Commercial mortgage-backed	431	39	169	20	600	59
Other asset-backed	389	4			389	4

Total asset-backed	1,539	79	1,043	167	2,582	246

Total fixed maturities available-for-sale	4,158	206	1,923	330	6,081	536
Equity securities available-for-sale:
Preferred stock	117	5			117	5

Total	$4,275	$211	$1,923	$330	$6,198	$541

The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $32 million and $21 million for the three months ended March 31, 2012 and 2011.

The following table summarizes the activity for the three months ended March 31, 2012 and 2011 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at March 31, 2012 and 2011 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three Months Ended March 31	2012	2011

(In millions)

Beginning balance of credit losses on fixed maturity securities	$92	$141
Additional credit losses for securities for which an OTTI loss was previously recognized	11	10
Credit losses for securities for which an OTTI loss was not previously recognized	1	1
Reductions for securities sold during the period	(4)	(25)
Reductions for securities the Company intends to sell or more likely than not
will be required to sell		(14)

Ending balance of credit losses on fixed maturity securities	$100	$113

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

States, Municipalities and Political Subdivisions

The unrealized losses on the Company’s investments in this category are primarily due to market conditions for zero coupon bonds, particularly for those with maturity dates that exceed 20 years. Yields for these securities continue to be higher than historical norms relative to after tax returns on similar fixed income securities. Securities that comprise 88.2% of the gross unrealized losses in this category are rated AA or higher.

The largest exposures at March 31, 2012 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $63 million. All of these securities are rated investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2012.

Asset-Backed Securities

The fair value of total asset-backed holdings at March 31, 2012 was $8.4 billion which was comprised of 2,028 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 104 had underlying collateral that was either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation collateral is measured by the original deal structure.

The gross unrealized losses on residential mortgage-backed securities included $42 million related to securities guaranteed by a U.S. government agency or sponsored enterprise and $97 million related to non-agency structured securities. Non-agency structured securities included 112 securities that had at least one trade lot in a gross unrealized loss position and the aggregate severity of the gross unrealized loss was approximately 8.0% of amortized cost.

Commercial mortgage-backed securities included 43 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 9.6% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

March 31, 2012	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government Agencies and Government-Sponsored Enterprises	$852	$810	$42
AAA	246	239	7
AA	226	215	11
A	294	286	8
BBB	209	193	16
Non-investment grade	895	803	92

Total	$2,722	$2,546	$176

The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, wider than historical bid/ask spreads, and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectability of the current carrying values of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2012.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,842	$1,855	$1,802	$1,812
Due after one year through five years	13,003	13,573	13,110	13,537
Due after five years through ten years	8,713	9,326	8,410	8,890
Due after ten years	14,240	16,071	14,017	15,692

Total	$37,798	$40,825	$37,339	$39,931

Investment Commitments

As of March 31, 2012, the Company had committed approximately $122 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of March 31, 2012, the Company had commitments to purchase $151 million and sell $127 million of such investments. The Company has an obligation to fund additional amounts under the terms of current loan participations that may not be recorded until a draw is made. As of March 31, 2012, the Company had obligations on unfunded bank loan participations in the amount of $5 million.

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

The type of financial instruments being measured and the methodologies and inputs used at March 31, 2012 were consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

The fair values of CNA’s life settlement contracts are included in Other assets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

March 31, 2012	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,791	$485	$21,276
States, municipalities and political subdivisions		10,010	173	10,183
Asset-backed:
Residential mortgage-backed		5,547	447	5,994
Commercial mortgage-backed		1,224	105	1,329
Other asset-backed		655	384	1,039

Total asset-backed	$—	7,426	936	8,362
U.S. Treasury and obligations of government-sponsored enterprises	194	42		236
Foreign government	124	531		655
Redeemable preferred stock	5	55	53	113

Fixed maturities available-for-sale	323	38,855	1,647	40,825
Fixed maturities, trading	208	39	101	348

Total fixed maturities	$531	$38,894	$1,748	$41,173

Equity securities available-for-sale	$115	$109	$74	$298
Equity securities, trading	715	2	11	728

Total equity securities	$830	$111	$85	$1,026

Short term investments	$4,717	$583		$5,300
Other invested assets			$11	11
Receivables		81	4	85
Life settlement contracts			115	115
Separate account business	5	393	4	402
Payable to brokers	(254)	(16)	(12)	(282)

December 31, 2011	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,396	$482	$20,878
States, municipalities and political subdivisions		9,611	171	9,782
Asset-backed:
Residential mortgage-backed		5,323	452	5,775
Commercial mortgage-backed		1,295	59	1,354
Other asset-backed		612	343	955

Total asset-backed	$—	7,230	854	8,084
U.S. Treasury and obligations of government-sponsored enterprises	451	42		493
Foreign government	92	544		636
Redeemable preferred stock	5	53		58

Fixed maturities available-for-sale	548	37,876	1,507	39,931
Fixed maturities, trading		8	101	109

Total fixed maturities	$548	$37,884	$1,608	$40,040

Equity securities available-for-sale	$124	$113	$67	$304
Equity securities, trading	609		14	623

Total equity securities	$733	$113	$81	$927

Short term investments	$4,570	$508	$27	$5,105
Other invested assets			11	11
Receivables		79	8	87
Life settlement contracts			117	117
Separate account business	21	373	23	417
Payable to brokers	(32)	(20)	(23)	(75)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at March 31
2012	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate and other bonds	$482	$3	$4	$78	$(86)	$(19)	$33	$(10)	$485
States, municipalities and political subdivisions	171		2						173
Asset-backed:
Residential mortgage-backed	452	1	(4)	38		(7)		(33)	447
Commercial mortgage-backed	59		4	42					105
Other asset-backed	343	4	4	176	(77)	(25)		(41)	384

Total asset-backed	854	5	4	256	(77)	(32)	—	(74)	936
Redeemable preferred stock	—			53					53

Fixed maturities available-for-sale	1,507	8	10	387	(163)	(51)	33	(84)	1,647
Fixed maturities, trading	101	(7)		7					101	$(7)

Total fixed maturities	$1,608	$1	$10	$394	$(163)	$(51)	$33	$(84)	$1,748	$(7)

Equity securities available-for-sale	$67		$(3)	$11	$(1)				$74	$(2)
Equity securities trading	14	$(3)							11	(3)

Total equity securities	$81	$(3)	$(3)	$11	$(1)	$—	$—	$—	$85	$(5)

Short term investments	$27			$12		$(39)			$—
Other invested assets	11								11
Life settlement contracts	117	$3				(5)			115	$(1)
Separate account business	23				$(19)				4
Derivative financial instruments, net	(15)	(6)	$13	1	(5)	4			(8)	1

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at March 31
2011	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate and other bonds	$624	$4	$(5)	$41	$(20)	$(27)	$9	$(50)	$576
States, municipalities and political subdivisions	266		1			(79)			188
Asset-backed:
Residential mortgage-backed	767	1	2	47	(26)	(22)		(31)	738
Commercial mortgage-backed	73	3	16		(4)				88
Other asset-backed	359	4		200	(87)	(31)			445

Total asset-backed	1,199	8	18	247	(117)	(53)	—	(31)	1,271
Redeemable preferred stock	3	3	(3)		(3)				—

Fixed maturities available-for-sale	2,092	15	11	288	(140)	(159)	9	(81)	2,035
Fixed maturities, trading	184	1		1	(4)				182

Total fixed maturities	$2,276	$16	$11	$289	$(144)	$(159)	$9	$(81)	$2,217	$—

Equity securities available-for-sale	$26	$(1)	$(1)	$15	$(9)				$30	$(3)
Equity securities, trading	6								6

Total equity securities	$32	$(1)	$(1)	$15	$(9)	$—	$—	$—	$36	$(3)

Short term investments	$27			$12		$(2)		$(10)	$27
Other invested assets	26	$2			$(19)				9	$1
Life settlement contracts	129	3				(5)			127	(1)
Separate account business	41				(2)				39
Derivative financial instruments, net	(21)	(8)	$(15)			8			(36)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

Significant Unobservable Inputs

The table below presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the table below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available to the Company.

March 31, 2012	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(In millions)

Assets
Fixed maturity securities	$204	Discounted cash flow	Expected call date assumption	0.5 - 5.5 years (2.2 years)
	53	Market approach	Private offering price	$26.5 million per unit
Equity securities	69	Market approach	Private offering price	$0.10 - $4,023 per share ($211.01 per share)
Life settlement contracts	115	Discounted cash flow	Discount rate risk premium Mortality assumption	9% 65% - 928% (181%)

For fixed maturity securities, an increase to the expected call date assumption or decrease in the private offering price would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value

The methods and assumptions used to estimate the fair value for financial assets and liabilities not measured at fair value were consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Condensed Balance Sheets are listed in the tables below. The carrying amounts reported on the Consolidated Condensed Balance Sheets for cash and short term investments not carried at fair value and certain other assets and liabilities approximate fair value due to the short term nature of these items.

	Carrying	Estimated Fair Value
March 31, 2012	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Financial Assets:
Other invested assets, primarily mortgage loans	$281			$295	$295

Financial Liabilities:
Premium deposits and annuity contracts	108			112	112
Short term debt	88		$84	5	89
Long term debt	8,954		9,457	208	9,665

December 31, 2011	Carrying Amount	Estimated Fair Value

(In millions)

Financial assets:
Other invested assets, primarily mortgage loans	$234	$247

Financial liabilities:
Premium deposits and annuity contracts	109	114
Short term debt	88	90
Long term debt	8,913	9,533

4. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.

	March 31, 2012			December 31, 2011

	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$300	$3	$(4)	$300	$3	$(3)
Commodities:
Forwards – short	269	71	(11)	268	64	(22)
Foreign exchange:
Currency forwards – short	65	2	(1)	154	1	(8)

Without hedge designation:

Equity markets:
Options – purchased	650	27		286	33
– written	389		(13)	398		(23)
Equity swaps and warrants – long	20	14		63	16

Interest rate risk:
Interest rate swaps	117	1	(1)	100	1	(1)
Credit default swaps
– purchased protection	58		(1)	145	8	(1)
– sold protection	38			28		(2)

Foreign exchange:
Currency forwards – long	180		(2)	203	4
– short	142			330		(2)

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. Losses of $1 million were included in Investment gains (losses) for the three months ended March 31, 2012 and 2011. Losses of $4 million were included in Net investment income for the three months ended March 31, 2012 and 2011.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and other energy-related products, exposure to foreign currency losses on future foreign currency expenditures, as well as risks attributable to changes in interest rates on long term debt. For the three months ended March 31, 2012, the amount of gains recognized in OCI related to these cash flow hedges were $34 million, as compared to $16 million of losses recognized in the 2011 period. For the three months ended March 31, 2012 and 2011, the amount of gain reclassified from AOCI into income was $9 million and $8 million. As of March 31, 2012, the estimated amount of net unrealized gains associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $46 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three months ended March 31, 2012 and 2011.

5. Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported(“IBNR”) as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $28 million and $55 million for the three months ended March 31, 2012 and 2011. Catastrophe losses in the first quarter of 2012 related primarily to U.S. storms.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other. Favorable net prior year development of $1 million was recorded in the Life & Group Non-Core segment for the three months ended March 31, 2012, compared to unfavorable net prior year development of $7 million for the same period in 2011.

Three Months Ended March 31, 2012	CNA Specialty	CNA Commercial	Other	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(6)	$(14)	$2	$ (18)
Pretax (favorable) unfavorable premium development	(9)	(17)	1	(25)

Total pretax (favorable) unfavorable net prior year development	$(15)	$(31)	$3	$ (43)

Three Months Ended March 31, 2011

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(7)	$3	$ (19)
Pretax (favorable) unfavorable premium development	(7)	(8)	(1)	(16)

Total pretax (favorable) unfavorable net prior year development	$(22)	$(15)	$2	$ (35)

For the three months ended March 31, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Specialty segment:

Three Months Ended March 31	2012	2011

(In millions)

Medical professional liability	$(6)	$(14)
Other professional liability	4	6
Surety	1
Warranty	(1)	(10)
Other	(4)	3

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(6)	$(15)

2012

Favorable development for medical professional liability was primarily due to reductions in the estimated frequency of large losses in accident years 2008 and prior.

2011

Favorable development for medical professional liability was primarily due to favorable loss emergence in aging services, physicians and excess institutions in accident years 2007 and prior.

Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss treaty covering CNA’s non-insurance warranty subsidiary.

CNA Commercial

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Commercial segment:

Three Months Ended March 31	2012	2011

(In millions)

Commercial auto		$10
General liability	$8	22
Workers’ compensation	(19)	8
Property and other	(3)	(47)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(14)	$(7)

2012

Overall, favorable development for workers compensation reflects favorable experience in accident years 2001 and prior. Unfavorable development was recorded for accident year 2010 related to increased medical severity.

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

6. Benefit Plans

Pension Plans—The Company has several non-contributory defined benefit plans for eligible employees. Benefits for certain plans are determined annually based on a specified percentage of annual earnings (based on the participant’s age or years of service) and a specified interest rate (which is established annually for all participants) applied to accrued balances. The benefits for another plan which cover salaried employees are based on formulas which include, among others, years of service and average pay. The Company’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements.

Other Postretirement Benefit Plans—The Company has several postretirement benefit plans covering eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining units vary by each unit and contract. Benefits for certain retirees are in the form of a Company health care account.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits

Three Months Ended March 31	2012	2011	2012	2011

(In millions)

Service cost	$6	$7
Interest cost	38	41	$1	$2
Expected return on plan assets	(47)	(47)	(1)	(1)
Amortization of unrecognized net loss	11	7		1
Amortization of unrecognized prior service benefit			(6)	(7)
Regulatory asset decrease				1

Net periodic benefit cost	$8	$8	$(6)	$(4)

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

CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Other. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re and asbestos and environmental pollution.

Diamond Offshore’s business primarily consists of operating offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 48 drilling rigs, including three new-build rigs which are under construction and one rig being constructed utilizing the hull of one of Diamond

Offshore’s existing mid-water floaters. On March 31, 2012, Diamond Offshore’s drilling rigs were located offshore 12 countries in addition to the United States.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of three interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, with approximately 14,300 miles of pipeline.

HighMount is engaged in the exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids), primarily located in the Permian Basin in West Texas. HighMount holds mineral rights on over 700,000 net acres with over 6,000 producing wells.

Loews Hotels owns and/or operates 17 hotels, 15 of which are in the United States and two are in Canada.

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, corporate interest expense and other unallocated expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, other than the accounting for deferred acquisition costs, as further discussed in Note 1 herein. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and investment gains (losses) are allocated based on each segment’s carried insurance reserves, as adjusted.

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

Three Months Ended March 31	2012	2011

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$945	$891
CNA Commercial	1,088	1,094
Life and Group Non-Core	350	326
Other	18	13

Total CNA Financial	2,401	2,324
Diamond Offshore	796	809
Boardwalk Pipeline	314	311
HighMount	76	104
Loews Hotels	80	80
Corporate and other	77	40

Total	$3,744	$3,668

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$209	$214
CNA Commercial	227	212
Life and Group Non-Core	(37)	(48)
Other	(33)	(46)

Total CNA Financial	366	332
Diamond Offshore	252	296
Boardwalk Pipeline	92	82
HighMount	(34)	29
Loews Hotels	7	3
Corporate and other	58	15

Total	$741	$757

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$125	$121
CNA Commercial	131	125
Life and Group Non-Core	(10)	(19)
Other	(20)	(28)

Total CNA Financial	226	199
Diamond Offshore	87	117
Boardwalk Pipeline	35	33
HighMount	(22)	19
Loews Hotels	4	2
Corporate and other	37	9

Total	$367	$379

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) - Loews are as follows:

Three Months Ended March 31	2012	2011

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$8	$8
CNA Commercial	11	17
Life and Group Non-Core	13	(4)
Other		1

Total CNA Financial	32	22
Corporate and other		1

Total	$32	$23

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$5	$5
CNA Commercial	6	9
Life and Group Non-Core	7	(2)
Other	1

Total	$19	$12

8. Legal Proceedings

In August 2005, CNA and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (“GEB”). The plaintiffs’ consolidated class action complaint alleged bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance. After various motions and preliminary court rulings providing for further proceedings, plaintiffs and various defendants, including CNA and its named insurance subsidiaries, executed final settlement documents and the plaintiffs filed a motion for preliminary approval of the settlement in May 2011, which was ultimately approved by the Court in March of 2012. In April of 2012, objectors to the settlement filed notices of appeal. As currently structured, the settlement will not have a material impact on the Company’s results of operations. In addition, the Company does not believe it has any material ongoing exposure relating to this matter.

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

9. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2012, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $763 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31,2012, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore has entered into three separate turnkey contracts with Hyundai Heavy Industries, Co. Ltd., (“Hyundai”) for the construction of three dynamically positioned, ultra-deepwaterdrillships, with deliveries scheduled for the second and fourth quarters of 2013 and in the second quarter of 2014. The aggregate cost of the three drillships, including commissioning, spares and project management, is expected to be approximately $1.8 billion. The contracted price of each drillship is payable in two installments. The first installments, aggregating $478 million, were paid in 2011 and are included in Property, plant and equipment in the Consolidated Condensed Balance Sheets. The final installments of the contracted price are payable to Hyundai upon delivery of each vessel.

In December of 2011, Diamond Offshore entered into an agreement for the construction of a moored semisubmersible rig designed to operate in water depths up to 6,000 feet. The rig will be constructed utilizing the hull of one of Diamond Offshore’s mid-water floaters and is estimated to cost approximately $300 million, including commissioning, spares and project management costs.

10. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2012 and December 31, 2011, and consolidating statements of income information for the three months ended March 31, 2012 and 2011. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

March 31, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$45,465	$1,368	$2	$49	$72	$4,002		$50,958
Cash	59	32	2		6			99
Receivables	8,295	577	100	108	34	419	$(124)	9,409
Property, plant and equipment	272	4,617	6,673	1,574	338	48		13,522
Deferred income taxes	229			505			(734)	—
Goodwill	86	20	215	584	3			908
Investments in capital stocks of subsidiaries						17,014	(17,014)	—
Other assets	579	424	298	22	24	19		1,366
Deferred acquisition costs of insurance subsidiaries	576							576
Separate account business	402							402

Total assets	$55,963	$7,038	$7,290	$2,842	$477	$21,502	$(17,872)	$77,240

Liabilities and Equity:

Insurance reserves	$37,714							$37,714
Payable to brokers	404	$1	$1	$24		$490		920
Short term debt	83				$5			88
Long term debt	2,526	1,489	3,439	700	208	692	$(100)	8,954
Deferred income taxes		532	534		50	555	(734)	937
Other liabilities	2,896	589	307	97	14	225	(24)	4,104
Separate account business	402							402

Total liabilities	44,025	2,611	4,281	821	277	1,962	(858)	53,119

Total shareholders’ equity	10,759	2,244	1,678	2,021	200	19,540	(17,014)	19,428
Noncontrolling interests	1,179	2,183	1,331					4,693

Total equity	11,938	4,427	3,009	2,021	200	19,540	(17,014)	24,121

Total liabilities and equity	$55,963	$7,038	$7,290	$2,842	$477	$21,502	$(17,872)	$77,240

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2011	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,372	$1,206	$10	$85	$71	$3,284		$49,028
Cash	75	30	13		10	1		129
Receivables	8,302	594	114	109	33	226	$(119)	9,259
Property, plant and equipment	272	4,674	6,713	1,576	338	45		13,618
Deferred income taxes	444			499			(943)	—
Goodwill	86	20	215	584	3			908
Investments in capital stocks of subsidiaries						16,807	(16,807)	—
Other assets	544	453	307	19	23	11		1,357
Deferred acquisition costs of insurance subsidiaries	552							552
Separate account business	417							417

Total assets	$55,064	$6,977	$7,372	$2,872	$478	$20,374	$(17,869)	$75,268

Liabilities and Equity:

Insurance reserves	$37,554							$37,554
Payable to brokers	72	$8	$1	$36		$45		162
Short term debt	83				$5			88
Long term debt	2,525	1,488	3,398	700	208	694	$(100)	8,913
Deferred income taxes		530	493		51	491	(943)	622
Other liabilities	2,971	594	373	104	20	266	(19)	4,309
Separate account business	417							417

Total liabilities	43,622	2,620	4,265	840	284	1,496	(1,062)	52,065

Total shareholders’ equity	10,315	2,209	1,951	2,032	194	18,878	(16,807)	18,772
Noncontrolling interests	1,127	2,148	1,156					4,431

Total equity	11,442	4,357	3,107	2,032	194	18,878	(16,807)	23,203

Total liabilities and equity	$55,064	$6,977	$7,372	$2,872	$478	$20,374	$(17,869)	$75,268

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,649							$1,649
Net investment income	648	$2				$76		726
Intercompany interest and dividends						170	$(170)	—
Investment gains	32							32
Contract drilling revenues		755						755
Other	72	39	$314	$76	$80	2	(1)	582

Total	2,401	796	314	76	80	248	(171)	3,744

Expenses:

Insurance claims and policyholders’ benefits	1,381							1,381
Amortization of deferred acquisition costs	295							295
Contract drilling expenses		397						397
Other operating expenses	317	132	181	107	71	12	(1)	819
Interest	42	15	41	3	2	10	(2)	111

Total	2,035	544	222	110	73	22	(3)	3,003

Income (loss) before income tax	366	252	92	(34)	7	226	(168)	741
Income tax (expense) benefit	(115)	(73)	(22)	12	(3)	(21)		(222)

Net income (loss)	251	179	70	(22)	4	205	(168)	519
Amounts attributable to noncontrolling interests	(25)	(92)	(35)					(152)

Net income (loss) attributable to Loews Corporation	$226	$87	$35	$(22)	$4	$205	$(168)	$367

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2011	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,615							$1,615
Net investment income	620					$41		661
Intercompany interest and dividends						155	$(155)	—
Investment gains	22	$1						23
Contract drilling revenues		789						789
Other	67	20	$311	$104	$80	1	(3)	580

Total	2,324	810	311	104	80	197	(158)	3,668

Expenses:

Insurance claims and policyholders’ benefits	1,364							1,364
Amortization of deferred acquisition costs	297							297
Contract drilling expenses		362						362
Other operating expenses	276	129	181	63	75	16	(3)	737
Interest	55	22	48	12	2	14	(2)	151

Total	1,992	513	229	75	77	30	(5)	2,911

Income before income tax	332	297	82	29	3	167	(153)	757
Income tax expense	(102)	(56)	(21)	(10)	(1)	(5)		(195)

Net income	230	241	61	19	2	162	(153)	562
Amounts attributable to noncontrolling interests	(31)	(124)	(28)					(183)

Net income attributable to Loews Corporation	$199	$117	$33	$19	$2	$162	$(153)	$379

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2011. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

—	interstate transportation and storage of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 61% owned subsidiary);

—	exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids), (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and

—	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for the first quarter of 2012 amounted to $367 million, or $0.92 per share, compared to $379 million, or $0.92 per share, in the first quarter of 2011. Book value per share increased to $48.96 at March 31, 2012 compared to $47.33 at December 31, 2011.

The decrease in net income is due to lower earnings at Diamond Offshore and HighMount. These decreases were partially offset by higher earnings at CNA and increased parent company investment income.

CNA’s earnings increased as a result of higher investment income primarily due to an increase in limited partnership results and higher fixed maturity securities income and lower catastrophe losses.

Diamond Offshore’s earnings decreased due to lower utilization primarily from fewer revenue earning days and higher contract drilling expense that reflects the higher cost of operating rigs internationally rather than domestically.

HighMount’s earnings decreased due to a non-cash impairment charge related to the carrying value of its natural gas and oil properties. This charge was the result of declines in natural gas prices. The results in 2012 also reflect lower production volumes and prices as compared to the prior year period.

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

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Form 10-K for the year ended December 31, 2011 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2012 and 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2012	2011
(In millions)

Revenues:
Insurance premiums	$1,649	$1,615
Net investment income	648	620
Investment gains	32	22
Other	72	67

Total	2,401	2,324

Expenses:
Insurance claims and policyholders’ benefits	1,381	1,364
Amortization of deferred acquisition costs	295	297
Other operating expenses	317	276
Interest	42	55

Total	2,035	1,992

Income before income tax	366	332
Income tax expense	(115)	(102)
Amounts attributable to noncontrolling interests	(25)	(31)

Net income attributable to Loews Corporation	$226	$199

Net income increased $27 million for the three months ended March 31, 2012 as compared with the 2011 period. Investment gains increased $10 million ($7 million after tax and noncontrolling interests) and Net investment income increased $28 million primarily due to improved limited partnership results. See the Investments section of this MD&A for further discussion of net investment results and net investment income. Catastrophe losses were $16 million (after tax and noncontrolling interests) for the three months ended March 31, 2012 as compared to catastrophe losses of $32 million (after tax and noncontrolling interests) for the same period in 2011. These favorable impacts were partially offset by decreased non-catastrophe current accident year underwriting results.

Favorable net prior year development of $43 million and $35 million was recorded for the three months ended March 31, 2012 and 2011 related to CNA Specialty, CNA Commercial and Other segments.

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

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

Three Months Ended March 31	2012	2011
(In millions, except %)

Net written premiums	$765	$739
Net earned premiums	706	669
Net investment income	175	160
Net operating income	120	116
Net realized investment gains	5	5
Net income	125	121

Ratios:
Loss and loss adjustment expense	66.3%	64.2%
Expense	31.3	30.8
Dividend	(0.3)	0.1

Combined	97.3%	95.1%

Net written premiums for CNA Specialty increased $26 million for the three months ended March 31, 2012 as compared with the same period in 2011, primarily driven by increased rate. Net earned premiums increased $37 million as compared to the same period in 2011, consistent with increased net written premiums over recent quarters.

CNA Specialty’s average rate increased 3% for the three months ended March 31, 2012 as compared to a decrease of 1% for the three months ended March 31, 2011 for the policies that renewed in each period. Retention of 87% and 86% was achieved in each period.

Net income increased $4 million for the three months ended March 31, 2012 as compared with the same period in 2011. This increase was due to increased net investment income partially offset by lower favorable net prior year development and decreased current accident year underwriting results.

The combined ratio increased 2.2 points for the three months ended March 31, 2012 as compared with the same period in 2011. The loss ratio increased 2.1 points, primarily due to the impact of lower favorable net prior year development as well as a higher current accident year loss ratio. The 2012 current accident year loss ratio was unfavorably affected by the anticipated loss cost trend that exceeded earned rate levels. The expense ratio increased 0.5 points, primarily due to higher underwriting expenses.

Favorable net prior year development of $15 million and $22 million was recorded for the three months ended March 31, 2012 and 2011. Further information on CNA Specialty’s net prior year development for the three months ended March 31, 2012 and 2011 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	March 31, 2012	December 31, 2011
(In millions)

Gross Case Reserves	$2,427	$2,441
Gross IBNR Reserves	4,493	4,399

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,920	$6,840

Net Case Reserves	$2,098	$2,086
Net IBNR Reserves	3,992	3,937

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,090	$6,023

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

Three Months Ended March 31	2012	2011
(In millions, except %)

Net written premiums	$843	$828
Net earned premiums	803	802
Net investment income	265	261
Net operating income	125	116
Net realized investment gains	6	9
Net income	131	125

Ratios:
Loss and loss adjustment expense	70.7%	75.3%
Expense	35.1	32.9
Dividend	0.4	(0.2)

Combined	106.2%	108.0%

Net written premiums for CNA Commercial increased $15 million for the three months ended March 31, 2012 as compared with the same period in 2011, primarily driven by new business and increased rate. Net written premiums in 2011 included $35 million related to a subsidiary that was sold in the fourth quarter of 2011.

CNA Commercial’s average rate increased 5% for the three months ended March 31, 2012 as compared with an increase of 1% for the three months ended March 31, 2011 for the policies that renewed in each period. Retention of 78% and 79% was achieved in each period.

Net income increased $6 million for the three months ended March 31, 2012 as compared with the same period in 2011. This increase was primarily due to lower catastrophe losses and increased favorable net prior year development, partially offset by increased expenses and decreased net realized investment results.

The combined ratio improved 1.8 points for the three months ended March 31, 2012 as compared with the same period in 2011. The loss ratio improved 4.6 points, primarily due to the impacts of lower catastrophe losses and increased favorable net prior year development. Catastrophe losses were $26 million, or 3.3 points of the loss ratio, for the three months ended March 31, 2012, as compared to $53 million, or 6.6 points of the loss ratio, for the three months ended March 31, 2011.

The expense ratio increased 2.2 points for the three months ended March 31, 2012 as compared with the same period in 2011, primarily due to the favorable impact in 2011 of recoveries on insurance receivables written off in prior years.

Favorable net prior year development of $31 million and $15 million was recorded for the three months ended March 31, 2012 and 2011. Further information on CNA Commercial net prior year development for the three months ended March 31, 2012 and 2011 is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	March 31, 2012	December 31, 2011
(In millions)

Gross Case Reserves	$6,196	$6,266
Gross IBNR Reserves	5,226	5,243

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,422	$11,509

Net Case Reserves	$5,662	$5,720
Net IBNR Reserves	4,636	4,670

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,298	$10,390

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core:

Three Months Ended March 31	2012	2011
(In millions)

Net earned premiums	$141	$144
Net investment income	198	188
Net operating loss	(17)	(17)
Net realized investment gains (losses)	7	(2)
Net loss	(10)	(19)

Net earned premiums for Life & Group Non-Core decreased $3 million for the three months ended March 31, 2012 as compared with the same period in 2011. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss decreased $9 million for the three months ended March 31, 2012 as compared with the same period in 2011. This decrease was primarily due to improved net realized investments results.

Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off, including existing individual long term care commitments, payout annuity business and pension deposit business. CNA also retains a block of group reinsurance and life settlement contracts. Results for these businesses in 2012 were comparable to the prior year period.

Other

The following table summarizes the results of operations for the Other segment, including asbestos and environmental pollution (“A&EP”) and intrasegment eliminations:

Three Months Ended March 31	2012	2011
(In millions)

Net investment income	$10	$11
Net operating loss	(21)	(28)
Net realized investment gains	1
Net loss	(20)	(28)

Net loss decreased $8 million for the three months ended March 31, 2012 as compared with the same period in 2011, primarily due to improved net realized investment results. Net operating income in 2012 was affected by lower interest expense, as a result of the issuance of debt on more favorable terms in the first quarter of 2011.

Unfavorable net prior year development of $3 million and $2 million was recorded for the three months ended March 31, 2012 and 2011.

The following table summarizes the gross and net carried reserves for the Other segment:

	March 31, 2012	December 31, 2011
(In millions)

Gross Case Reserves	$1,232	$1,321
Gross IBNR Reserves	1,754	1,808

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,986	$3,129

Net Case Reserves	$317	$347
Net IBNR Reserves	247	244

Total Net Carried Claim and Claim Adjustment Expense Reserves	$564	$591

Diamond Offshore

Internationally, the ultra-deepwater and deepwater floater markets are generally strong and continue to show signs of further strengthening, particularly in the ultra-deepwater segment where there are few uncontracted rigs available to work in 2012. Diamond Offshore believes that the decreasing availability of rigs in this market will continue to put upward pressure on dayrates during the remainder of 2012. However, due to its contracted backlog in 2012, Diamond Offshore has limited availability in this market. In addition, based on March 2012 analyst data, there are over 90 ultra-deepwater and deepwater floaters under construction, over half of which are expected to enter the market in 2012 through 2014. Although there are a few exceptions, many of these floaters scheduled for delivery beyond 2012 are not yet contracted for future work.

Market strength for ultra-deepwater and deepwater rigs varies among geographic regions. Based on public announcements, upcoming drilling programs offshore Brazil will require a number of additional ultra-deepwater rigs, and Petróleo Brasileiro S.A. (“Petrobras”) has announced plans to attempt to meet some of this demand with rigs constructed domestically in Brazil. Based on industry reports, there are 35 rigs planned for construction in Brazil; however, the timing of delivery of these rigs could be impacted by the availability of shipyard capacity in Brazil. Additional demand for ultra-deepwater rigs could develop if Brazilian drilling programs, including those of Petrobras, are accelerated prior to delivery of domestically-constructed rigs. In addition, successful exploration and development programs in West Africa have given rise to a robust market for deepwater and ultra-deepwater rigs in that region.

Market strength for mid-water floaters is stable or improving depending on the geographic market. In the North Sea the mid-water market is strong, with signs of increasing dayrates, and in the Mediterranean region demand remains solid. The Southeast Asia and Australia markets also remain steady.

Industry-wide floater utilization is reported to be greater than 90%, and as of April 1, 2012, Diamond Offshore’s floating rigs were committed for approximately 79% of the days remaining in 2012 and 51% of 2013.

During the first quarter of 2012, Diamond Offshore sold one of its actively marketed jack-up rigs, resulting in a gain of approximately $25 million. In addition, Diamond Offshore has classified four non-working jack-up rigs, including three cold stacked, mat-supported rigs, as assets held for sale.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of April 16, 2012 and February 1, 2012 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2011). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 16, 2012	February 1, 2012
(In millions)
Floaters:
Ultra-Deepwater(a)	$4,721	$4,926
Deepwater(b)	1,133	1,081
Mid-Water (c)	2,119	2,348

Total Floaters	7,973	8,355
Jack-ups	269	277

Total	$8,242	$8,632

(a)	As of April 16, 2012, includes (i) $1.7 billion attributable to contracted operations offshore Brazil for the years 2012 to 2015, and (ii) $1.8 billion attributable to future work for two drillships under construction.
(b)	As of April 16, 2012, includes $732 million attributable to contracted operations offshore Brazil for the years 2012 to 2016.
(c)	As of April 16, 2012, includes $1.4 billion attributable to contracted operations offshore Brazil for the years 2012 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of April 16, 2012:

Year Ended December 31	Total	2012 (a)	2013	2014	2015 - 2019
(In millions)

Floaters:
Ultra-Deepwater (b)	$4,721	$660	$943	$1,084	$2,034
Deepwater(c)	1,133	419	369	149	196
Mid-Water (d)	2,119	827	752	454	86

Total Floaters	7,973	1,906	2,064	1,687	2,316
Jack-ups	269	112	108	36	13

Total	$8,242	$2,018	$2,172	$1,723	$2,329

(a)	Represents a nine month period beginning April 1, 2012.
(b)	As of April 16, 2012, includes (i) $377 million, $524 million, $524 million and $320 million for the years 2012 to 2015 attributable to contracted operations offshore Brazil, and (ii) $29 million and $299 million for the years 2013 and 2014, and $1.5 billion in the aggregate for the years 2015 to 2019 attributable to future work for two drillships under construction.
(c)	As of April 16, 2012, includes $165 million, $222 million and $149 million for the years 2012 to 2014, and $196 million in the aggregate for the years 2015 to 2016 attributable to contracted operations offshore Brazil.
(d)	As of April 16, 2012, includes $457 million, $477 million, $368 million and $86 million for the years 2012 to 2015 attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of April 16, 2012. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHawk, Ocean BlackHornet, Ocean BlackRhino and the Ocean Onyx, which are all under construction.

Year Ended December 31	2012 (a) (b)	2013 (b)	2014	2015 - 2019

Floaters:
Ultra-Deepwater	97%	89%	73%	23%
Deepwater	93%	56%	19%	5%
Mid-Water	68%	45%	25%	1%
All Floaters	79%	58%	38%	8%
Jack-ups	41%	31%	12%	1%

(a)	Represents a nine month period beginning April 1, 2012.
(b)	As of April 16, 2012, includes approximately 880 and 520 currently known, scheduled shipyard, survey and mobilization days for 2012 and 2013.

Dayrate and Utilization Statistics

Three Months Ended March 31	2012	2011

Revenue earning days (a)
Floaters:
Ultra-Deepwater	620	556
Deepwater	400	371
Mid-Water	1,124	1,458
Jack-ups	522	555

Utilization (b)
Floaters:
Ultra-Deepwater	85%	77%
Deepwater	88%	83%
Mid-Water	65%	81%
Jack-ups	44%	47%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$364,000	$343,100
Deepwater	358,900	342,500
Mid-Water	266,200	274,600
Jack-ups	86,700	82,200

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2012 and 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2012	2011

(In millions)

Revenues:
Contract drilling revenues	$755	$789
Net investment income	2
Investment gains		1
Other	39	20

Total	796	810

Expenses:
Contract drilling expenses	397	362
Other operating expenses	132	129
Interest	15	22

Total	544	513

Income before income tax	252	297
Income tax expense	(73)	(56)
Amounts attributable to noncontrolling interests	(92)	(124)

Net income attributable to Loews Corporation	$87	$117

Net income decreased $30 million for the three months ended March 31, 2012 as compared with the 2011 period, reflecting both a decline in revenue and an increase in contract drilling expense. Aggregate revenue for Diamond Offshore’s floater and jack-up fleets decreased $34 million, or 4.3%, as compared to the first quarter of 2011, while contract drilling expense increased $35 million, or 9.7%, during the same period. Contract drilling revenue for the first quarter of 2012 was negatively impacted by a decrease in both revenue earning days and average daily revenue earned by Diamond Offshore’s mid-water floaters, as compared to the 2011 period, partially offset by favorable revenue variances for its ultra-deepwater and deepwater floaters. The increase in contract drilling expense for the first quarter of 2012 primarily reflects the higher cost of operating rigs internationally rather than domestically, including costs associated with the mobilization and demobilization of rigs to and from locations, personnel and related costs, freight, agency fees and non-income based taxes and other costs associated with establishing and maintaining shorebase offices in international locations.

Revenue generated by ultra-deepwater floaters increased $46 million during the first quarter of 2012 as compared with 2011, primarily due to increased utilization of $22 million, increased average daily revenue of $13 million and increased amortized mobilization fees of $11 million. Revenue earning days increased by 64 in the first quarter of 2012, primarily due to the Ocean Monarch which logged 82 revenue earnings days, as compared with the first quarter of 2011 when the rig incurred unplanned downtime for the entire quarter as a result of a force majeure assertion by a customer.

Revenue generated by deepwater floaters increased $13 million in the first quarter of 2012 as compared with 2011, primarily due to a $10 million increase in utilization and a $6 million increase in average daily revenue, partially offset by a $3 million decrease in amortized mobilization fees. Revenue earning days increased by 29 as a result of fewer planned, non-operating days for repairs, inspections and contract preparation activities during the first quarter of 2012 as compared with 2011.

Revenue generated by mid-water floaters decreased $91 million during the first quarter of 2012 as compared with 2011, primarily due to a $92 million decrease in utilization and a $9 million decrease in average daily revenue, partially offset by a $10 million increase in amortized mobilization fees. Revenue earning days decreased by 334 in the first quarter of 2012 as compared with 2011, this decrease was primarily attributable to planned downtime for mobilization and shipyard projects (130 additional days), unplanned downtime for repairs and the warm stacking of rigs between contracts (130 additional days) and 94 additional cold stacked days.

Revenue earned by jack-up rigs decreased $2 million in the first quarter of 2012 as compared with 2011, primarily due to a $2 million decrease in utilization and a $2 million decrease in amortized mobilization fees, partially offset by a $2 million increase in average daily revenue. Revenue earning days decreased by 33 in the first quarter of 2012 as compared with 2011.

Diamond Offshore’s effective tax rate increased for the three months ended March 31, 2012 as compared with 2011. The higher effective tax rate in the current quarter is partially the result of differences in the mix of domestic and international pretax earnings and losses, as well as the mix of international tax jurisdictions in which Diamond Offshore operates. Also contributing to the higher effective tax rate in the current quarter was the impact of a tax law provision that expired at the end of 2011. This provision allowed Diamond Offshore to defer recognition of certain foreign earnings for U. S. tax purposes in 2011. In addition, as a result of Diamond Offshore’s reassessment to repatriate certain foreign earnings, tax expense for the three months ended March 31, 2011 was reduced by the reversal of previously accrued taxes related to foreign earnings intended to be reinvested internationally.

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

The majority of Boardwalk Pipeline’s revenues are derived from capacity reservation charges under firm agreements that are not impacted by the volume of natural gas transported or stored and a smaller portion of its revenues are derived from charges based on actual volumes transported or stored under firm and interruptible services. For example, for the twelve months ended March 31, 2012, approximately 83% of Boardwalk Pipeline’s revenues were derived from capacity reservation charges and 17% of revenues were derived from charges based on actual volumes transported or stored.

As of March 31, 2012, a substantial portion of Boardwalk Pipeline’s transportation capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 5.7 years. However, an important aspect of Boardwalk Pipeline’s business is its ability to market available short term firm or interruptible transportation capacity and renew existing longer term transportation contracts. Boardwalk Pipeline actively markets available capacity, which includes reserved capacity not fully utilized. The revenues Boardwalk Pipeline will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed above.

Boardwalk Pipeline’s ability to market available storage capacity and parking and lending (“PAL”) is impacted by many of the factors indicated above, as well as natural gas price differentials between time periods, such as winter to summer (time period price spreads). These time period price spreads declined over the 2010 to 2011 period resulting in a significant reduction in Boardwalk Pipeline’s PAL and interruptible storage revenues in 2011. Market conditions have improved in 2012 due to increases in time period price spreads.

Boardwalk HP Storage Company, LLC (“HP Storage”), acquired in December of 2011, owns seven salt dome natural gas storage caverns and associated assets in Mississippi. HP Storage contributed $12 million in revenues and $1 million in net income (after tax and noncontrolling interests) for the three months ended March 31, 2012.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2012 and 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$314	$311

Total	314	311

Expenses:
Operating	181	181
Interest	41	48

Total	222	229

Income before income tax	92	82
Income tax expense	(22)	(21)
Amounts attributable to noncontrolling interests	(35)	(28)

Net income attributable to Loews Corporation	$35	$33

Total revenues increased $3 million for the three months ended March 31, 2012, compared to the same period in 2011. This increase is primarily due to $12 million of storage and transportation revenues earned from HP Storage, partially offset by a decrease in fuel retained of $11 million primarily due to lower natural gas prices.

Operating expenses were $181 million for the three months ended March 31, 2012 and 2011. Lower natural gas prices caused a decrease in fuel consumed of $5 million and there were lower general and administrative costs from decreased outside services and lower employee benefit costs. The 2011 period was unfavorably impacted by an expense of $5 million representing an insurance deductible associated with replacing compressor assets. These decreases were offset by $9 million of expenses incurred by HP Storage and an increase in operation and maintenance expenses from maintenance projects for pipeline integrity management and reliability spending. Interest expense decreased by $7 million for the three months ended March 31, 2012 primarily from a charge on the early extinguishment of debt recorded in the 2011 period.

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

HighMount’s revenues and profitability depend substantially on natural gas and oil prices and HighMount’s ability to increase its natural gas and oil production. For the period July 2008 to March 2012, NYMEX natural gas contract settlement prices have ranged from a high of $13.11 in July 2008 to $2.45 in March 2012. This price decline is reflective of an increase in the supply of natural gas resulting from new sources of supply recoverable from shale formations, primarily the result of technological advancements in horizontal drilling and hydraulic fracturing. As a result of the decline in natural gas prices, HighMount changed its drilling program in 2011 to develop oil and natural gas properties that produce high volumes of natural gas liquids in order to benefit from the higher prices for these commodities. The price HighMount realizes for its production is also affected by HighMount’s hedging activities, as well as locational differences in market prices.

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

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31	2012	2011

Gas production (Bcf)	10.3	11.6
Gas sales (Bcf)	9.7	10.9
Oil production/sales (Mbbls)	81.0	60.6
NGL production/sales (Mbbls)	632.8	702.8
Equivalent production (Bcfe)	14.6	16.1
Equivalent sales (Bcfe)	14.0	15.5

Average realized prices without hedging results:
Gas (per Mcf)	$2.57	$3.95
NGL (per Bbl)	45.54	47.90
Oil (per Bbl)	96.33	87.28
Equivalent (per Mcfe)	4.41	5.30

Average realized prices with hedging results:
Gas (per Mcf)	$4.22	$6.41
NGL (per Bbl)	39.79	38.79
Oil (per Bbl)	95.00	87.28
Equivalent (per Mcfe)	5.28	6.61

Average cost per Mcfe:
Production expenses	$1.29	$1.21
Production and ad valorem taxes	0.29	0.44
General and administrative expenses	0.71	0.67
Depletion expense	1.55	1.12

Results of Operations

The following table summarizes the results of operations for HighMount for the three months ended March 31, 2012 and 2011 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$76	$104

Total	76	104

Expenses:
Other operating expenses
Impairment of natural gas and oil properties	44
Operating	63	63
Interest	3	12

Total	110	75

Income (loss) before income tax	(34)	29
Income tax (expense) benefit	12	(10)

Net income (loss) attributable to Loews Corporation	$(22)	$19

HighMount’s operating revenues decreased $28 million in 2012 as compared with 2011 due to decreased natural gas prices and sales volumes. Average prices realized per Mcfe were $5.28 in the first quarter of 2012 compared to $6.61 in the 2011 period. HighMount sold 14.0 Bcfe in the first quarter of 2012 compared to 15.5 Bcfe in 2011. The decrease in sales volume was primarily due to reduced drilling activity.

HighMounthad hedges in place as of March 31, 2012 that cover approximately 51.4% and 20.3% of total estimated 2012 and 2013 natural gas equivalent production at a weighted average price of $6.01 and $6.70 per Mcfe.

For the three months ended March 31, 2012, HighMount recorded a non-cash ceiling test impairment charge of $44 million ($28 million after tax) related to the carrying value of its natural gas and oil properties. The write-down was the result of declines in natural gas prices. The ceiling test calculation was based on average 12-month prices of $3.73 per MMBtu for natural gas, $55.49 per Bbl for NGLs and $98.15 per Bbl for oil. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $69 million ($44 million after tax). If prices remain unchanged through 2012, and holding all other assumptions constant, it is likely that HighMount will incur non-cash after tax ceiling test impairments ranging from approximately $400 million to $450 million for the full year of 2012, inclusive of the first quarter impairment. Any future impairment charge would be based on actual pricing at each measurement date.

Operating expenses were $63 million for the three months ended March 31, 2012 and 2011. DD&A expenses were $27 million in 2012, compared to $23 million in 2011. The increase in DD&A expenses was primarily due to negative reserve revisions in 2011 and projected future development activity. This increase was offset by lower production and ad valorem taxes and lower production expenses.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2012 and 2011, as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2012	2011
(In millions)

Revenues:
Other revenue, primarily operating	$80	$80

Total	80	80

Expenses:
Operating	71	75
Interest	2	2

Total	73	77

Income before income tax	7	3
Income tax expense	(3)	(1)

Net income attributable to Loews Corporation	$4	$2

Revenues were consistent with the 2011 period. Net income increased $2 million primarily due to equity earnings in joint venture properties for the three months ended March 31, 2012 as compared to the 2011 period.

Revenue per available room increased $3.24 to $155.31 for the three months ended March 31, 2012 as compared to the 2011 period. The increase in revenue per available room reflects improving occupancy and average room rates. Occupancy rates increased to 67.8% in the three months ended March 31, 2012, from 67.6% in the 2011 period. Average room rates increased by $4.05, or 1.8%, in the three months ended March 31, 2012, compared to the 2011 period.

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

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2012 and 2011, as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2012	2011
(In millions)

Revenues:
Net investment income	$76	$41
Other	2	1

Total	78	42

Expenses:
Operating	12	16
Interest	10	14

Total	22	30

Income before income tax	56	12
Income tax expense	(21)	(5)

Net income attributable to Loews Corporation	$35	$7

Revenues increased by $36 million for the three months ended March 31, 2012 as compared to the 2011 period. The change in revenues is primarily attributable to increased returns on equity based investments in the trading portfolio, partially offset by lower performance of fixed income investments.

Net income increased by $28 million for the three months ended March 31, 2012 as compared to the 2011 period. This change was due primarily to the change in revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.

For the three months ended March 31, 2012, net cash provided by operating activities was $312 million as compared with $112 million for the same period in 2011. Cash provided by operating activities was favorably affected by increased investment income receipts in the first quarter of 2012 as compared with the same period in 2011. In addition, CNA received a $75 million federal income tax refund in the first quarter of 2012.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2012, net cash used by investing activities was $287 million as compared with $74 million for the same period in 2011. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the three months ended March 31, 2012, net cash used by financing activities was $42 million as compared with $36 million for the same period in 2011. Net cash used by financing activities in both periods was primarily related to the payment of dividends to common stockholders.

Liquidity

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. The Hardy acquisition, which is expected to be completed during the second quarter of 2012, will be funded through existing liquidity.

As of March 31, 2012, CNA had no outstanding borrowings under its existing credit agreement. On April 19, 2012, CNA entered into a new credit agreement with a syndicate of banks and other lenders. The new credit agreement established a four-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. In addition, under the new credit agreement, CNA’s existing credit agreement automatically expired on April 19, 2012.

Diamond Offshore

Cash and investments totaled $1.4 billion at March 31, 2012, compared to $1.2 billion at December 31, 2011. During the first three months of 2012, Diamond Offshore paid cash dividends totaling $122 million, consisting of aggregate regular cash dividends of $17 million and aggregate special cash dividends of $105 million. On April 18, 2012, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the three months ended March 31, 2012 decreased $57 million compared to the 2011 period, primarily due to lower earnings resulting from an aggregate reduction in average utilization and dayrates earned by mid-water floaters. During the first quarter of 2012, Diamond Offshore sold one of its actively marketed jack-up rigs for cash proceeds of $40 million. Cash used in investing activities for the three months ended March 31, 2012 increased $182 million compared to the 2011 period. This increase was due to the purchase of marketable securities, net of sales, of $377 million in the first quarter of 2012 compared to net sales of $112 million during the 2011 period, partially offset by higher capital expenditures in the first quarter of 2011 related to the first installments for the construction of two new, ultra-deepwater drillships.

Diamond Offshore is currently obligated under a vessel modification agreement and three separate turnkey contracts for the construction of a semisubmersible rig and three new ultra-deepwaterdrillships. Diamond Offshore estimates that the aggregate cost for the construction of the semisubmersible rigand the three new drillships, including commissioning, spares and project management, to be approximately $300 million and $1.8 billion. During the first three months of 2012, Diamond Offshore spent $42 million towards the construction of these three new drillships and the semisubmersible rig. In addition, Diamond Offshore spent approximately $68 million during the period related to its ongoing capital maintenance programs.

For 2012, Diamond Offshore has budgeted approximately $220 million for capital expenditures associated with the construction of its new drillships and the semisubmersible rig,and an additional $330 million for capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements. Diamond Offshore expects to finance its 2012 capital expenditures through the use of existing cash balances or internally generated funds.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Diamond Offshore determines the amount of cash required to meet its capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, its ongoing rig equipment replacement and enhancement programs and its obligations relating to the construction of its three new drillships and semisubmersible rig. As a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. However, Diamond Offshore believes that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., will be sufficient to meet both its working capital requirements and its capital commitments over the next twelve months. Diamond Offshore will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

Boardwalk Pipeline

At March 31, 2012 and December 31, 2011, cash and investments amounted to $4 million and $23 million. Funds from operations for the three months ended March 31, 2012 amounted to $110 million, compared to $103 million in the 2011 period. For the three months ended March 31, 2012 and 2011, Boardwalk Pipeline’s capital expenditures were $26 million and $31 million.

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

As of March 31, 2012, Boardwalk Pipeline had $498 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 0.5% and had no letters of credit issued. As of March 31, 2012, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility and had available borrowing capacity of $452 million. In April of 2012, Boardwalk Pipeline entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement) with Wells Fargo Bank, N.A., as Administrative Agent, having aggregate lending commitments of $1.0 billion. The Amended Credit Agreement has a maturity date of April 2017.

In the first quarter of 2012, Boardwalk Pipeline sold 9.2 million common units at a price of $27.55 per unit in a public offering and received net proceeds of $250 million, including a $5 million contribution from us to maintain our 2% general partner interest. The net proceeds were used to repay borrowings under Boardwalk Pipeline’s revolving credit facility and to purchase the remaining equity interest in HP Storage. Boardwalk Pipeline paid $285 million to acquire the remaining 80% equity interest in HP Storage.

In 2012, Boardwalk Pipeline expects to incur costs of approximately $260 million related to its pipeline systems, of which $92 million is expected to be recorded as maintenance capital. This represents a $10 million increase from 2011, primarily related to pipeline integrity projects and general pipeline maintenance and repairs, some of which are necessary to comply with regulatory requirements.

Boardwalk Pipeline expects the first 2.2 miles of its Marcellus Gathering System to be placed into service in the near future. This project is expected to be completed in the next twelve to eighteen months at a cost of approximately $90 million.

HighMount

At March 31, 2012 and December 31, 2011, cash and investments amounted to $49 million and $85 million. Net cash flows provided by operating activities were $31 million and $24 million for the three months ended March 31, 2012 and 2011. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the three months ended March 31, 2012, was $67 million, compared to $39 million for the 2011 period. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $46 million and $16 million on capital expenditures for its drilling program in the three months ended March 31, 2012 and 2011. HighMount expects to spend approximately $320 million on capital expenditures in 2012 developing its natural gas and oil reserves. Capital spending in 2012 will be focused on liquid-rich and oil drilling opportunities. Funds for capital expenditures and working capital requirements are expected to be provided primarily from operating activities and the available capacity under the revolving credit facility.

At March 31, 2012, HighMount had $600 million of term loans outstanding. In addition, $100 million was outstanding under HighMount’s $250 million revolving credit facility with remaining available capacity of approximately $150 million.

HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio and a minimum present value of proved natural gas and oil reserves to total debt ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to engage in certain transactions, including transactions with affiliates. At March 31, 2012, HighMount was in compliance with all of its covenants under the credit agreement.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments amounted to $78 million at March 31, 2012 as compared to $81 million at December 31, 2011. Funds for other capital expenditures, working capital requirements and mortgage debt coming due in the next twelve months are expected to be provided from existing cash balances, operations, refinancing, newly incurred debt and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at March 31, 2012 totaled $3.7 billion as compared to $3.3 billion at December 31, 2011. During the three months ended March 31, 2012, we received $285 million from the sale of our 80% ownership interest in HP Storage to Boardwalk Pipeline and $170 million in interest and dividends from our subsidiaries. These inflows were partially offset by the payment of $25 million of cash dividends to our shareholders.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2012	2011
(In millions)

Fixed maturity securities	$516	$506
Short term investments	1	2
Limited partnerships	130	114
Equity securities	4	6
Trading portfolio	7	3
Other	4	4

Gross investment income	662	635
Investment expense	(14)	(15)

Net investment income	$648	$620

Net investment income increased $28 million for the three months ended March 31, 2012 as compared with the 2011 period. The increase was primarily driven by higher income from limited partnership investments as well as higher fixed maturity securities income. Limited partnership investment results in 2012 were affected by favorable equity market returns and overall improvement in credit markets. The increase in fixed maturity securities income was driven by a higher invested asset base and the favorable net impact of changes in estimates of prepayments for asset-backed securities, partially offset by reinvestment at lower market rates.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.5% for both three month periods ended March 31, 2012 and 2011. Excluding the favorable net impact of changes in estimates of prepayments for asset-backed securities as discussed above, the fixed maturity investment portfolio provided a pretax effective income yield of 5.4% for the three months ended March 31, 2012. Tax-exempt municipal bonds generated $66 million of net investment income for the three months ended March 31, 2012 compared with $56 million of net investment income for the 2011 period.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2012	2011
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$23	$53
States, municipalities and political subdivisions	15	(21)
Asset-backed	(12)	(15)
U.S. Treasury and obligations of government-sponsored enterprises	1
Foreign government	3
Redeemable preferred stock		3

Total fixed maturity securities	30	20
Equity securities	1
Derivative securities	(1)	(1)
Short term investments		1
Other	2	2

Total realized investment gains	32	22
Income tax expense	(11)	(8)
Amounts attributable to noncontrolling interests	(2)	(2)

Net realized investment gains attributable to Loews Corporation	$19	$12

Net realized investment results increased $7 million for the three months ended March 31, 2012 compared to the 2011 period. The increase was primarily driven by fixed maturity securities. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.4% and 92.1% of which were rated as investment grade (rated BBB- or higher) at March 31, 2012 and December 31, 2011. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these providers, CNA formulates an internal rating. At March 31, 2012 and 2011, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	March 31, 2012		December 31, 2011
(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,658	11.4%	$4,760	11.9%
AAA	3,503	8.6	3,421	8.6
AA and A	18,277	44.8	17,807	44.6
BBB	11,292	27.6	10,790	27.0
Non-investment grade	3,107	7.6	3,159	7.9

Total	$40,837	100.0%	$39,937	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3.1 billion and $3.2 billion at March 31, 2012 and December 31, 2011. The following table summarizes the ratings of this portfolio at fair value.

	March 31, 2012		December 31, 2011
(In millions of dollars)

BB	$1,486	47.8%	$1,484	47.0%
B	786	25.3	867	27.4
CCC-C	709	22.8	689	21.8
D	126	4.1	119	3.8

Total	$3,107	100.0%	$3,159	100.0%

The gross unrealized loss on available-for-sale fixed maturity securities was $330 million at March 31, 2012. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	Percent of Fair Value	Percent of Unrealized Loss

Due in one year or less	5%	5%
Due after one year through five years	33	18
Due after five years through ten years	32	34
Due after ten years	30	43

Total	100%	100%

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

	March 31, 2012		December 31, 2011

	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Life & Group
Non-Core	$14,003	11.7	$13,820	11.5
Other interest sensitive investments	28,307	4.2	28,071	3.9

Total	$42,310	6.7	$41,891	6.4

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Select Asset Class Discussion

CNA’s fixed maturity portfolio includes exposure to sub-prime residential mortgage securities (“sub-prime”) and Alternative A residential mortgage securities that have lower than normal standards of loan documentation (“Alt-A”), as measured by the original deal structure. As of March 31, 2012, sub-prime securities had a fair value of $266 million, 61.0% of which were rated investment grade, and net unrealized losses of $34 million. As of March 31, 2012, Alt-A securities had a fair value of $543 million, 69.0% of which were rated investment grade, and net unrealized losses of $8 million. Pretax OTTI losses on asset-backed securities recognized in earnings were $14 million for the three months ended March 31, 2012, $5 million of which related to securities with sub-prime and Alt-A exposure. If additional deterioration in the underlying collateral occurs beyond CNA’s current expectations, additional OTTI losses may be recognized in earnings. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.

CNA’s fixed maturity portfolio also includes European exposure. The following table summarizes European exposure included within fixed maturity holdings:

	Corporate		Sovereign	Total

March 31, 2012	Financial Sector	Other Sectors
(In millions)

AAA	$173	$23	$157	$353
AA	201	91	28	320
A	885	793	8	1,686
BBB	311	1,073		1,384
Non-investment grade	3	162		165

Total fair value	$1,573	$2,142	$193	$3,908

Total amortized cost	$1,540	$1,932	$191	$3,663

European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity’s management location, country of primary listing, revenue and reporting currency. As of March 31, 2012, securities with a fair value and amortized cost of $2.0 billion and $1.9 billion relate to Eurozone countries, which consist of member states of the European Union that use the Euro as their national currency. Of this amount, securities with a fair value and amortized cost of $379 million and $366 million pertain to Greece, Italy, Ireland, Portugal and Spain.

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	March 31, 2012	December 31, 2011
(In millions)

Short term investments:
Commercial paper	$509	$411
U.S. Treasury securities	632	903
Money market funds	33	45
Other	464	282

Total short term investments	$1,638	$1,641

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

—

the risks and uncertainties associated with CNA’s loss reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31,2011, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

—	the costs of maintaining and ensuring the integrity and reliability of our pipeline systems;

—	the impact of current and future environmental laws and regulations and exposure to environmental liabilities including matters related to global climate change;

—	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

—	the timing, cost, scope and financial performance of Boardwalk Pipeline’s recent, current and future growth projects including the expansion into new product lines and geographic areas; and

—	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

—	general economic and business conditions;

—	changes in domestic and foreign political, social and economic conditions including developing social and political interest in Egypt and other parts of the Middle East;

—	the impact of the global war on terrorism, current and future hostilities in the Middle East and elsewhere and future acts of terrorism;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2012. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2012 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of March 31, 2012.

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

LOEWS CORPORATION
(Registrant)

Dated: May 1, 2012	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)