Form 10-Q
period 2012-06-30
LOEWS CORP
filed 2012-07-31
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Class	Outstanding at July 23, 2012
Common stock, $0.01 par value	395,596,576 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,041 and $37,466	$41,498	$40,040
Equity securities, cost of $899 and $902	889	927
Limited partnership investments	2,743	2,711
Other invested assets, primarily mortgage loans	350	245
Short term investments	5,595	5,105

Total investments	51,075	49,028
Cash	136	129
Receivables	9,145	9,259
Property, plant and equipment	13,709	13,618
Goodwill	908	908
Other assets	1,401	1,357
Deferred acquisition costs of insurance subsidiaries	584	552
Separate account business	370	417

Total assets	$77,328	$75,268

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,007	$24,303
Future policy benefits	10,352	9,810
Unearned premiums	3,478	3,250
Policyholders’ funds	167	191

Total insurance reserves	38,004	37,554
Payable to brokers	395	162
Short term debt	88	88
Long term debt	9,048	8,913
Deferred income taxes	952	622
Other liabilities	4,230	4,309
Separate account business	370	417

Total liabilities	53,087	52,065

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 396,879,276 and 396,585,226 shares	4	4
Additional paid-in capital	3,543	3,494
Retained earnings	15,263	14,890
Accumulated other comprehensive income	746	384

	19,556	18,772
Less treasury stock, at cost (1,305,200 shares)	51

Total shareholders’ equity	19,505	18,772
Noncontrolling interests	4,736	4,431

Total equity	24,241	23,203

Total liabilities and equity	$77,328	$75,268

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

(In millions, except per share data)

Revenues:
Insurance premiums	$1,668	$1,595	$3,317	$3,210
Net investment income	386	519	1,112	1,180
Investment gains (losses):
Other-than-temporary impairment losses	(12)	(41)	(27)	(61)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(11)	(21)	(23)	(42)

Net impairment losses recognized in earnings	(23)	(62)	(50)	(103)
Other net investment gains	43	81	102	145

Total investment gains	20	19	52	42
Contract drilling revenues	726	870	1,481	1,659
Other	588	539	1,170	1,119

Total	3,388	3,542	7,132	7,210

Expenses:
Insurance claims and policyholders’ benefits	1,348	1,367	2,729	2,731
Amortization of deferred acquisition costs	309	286	604	583
Contract drilling expenses	405	388	802	750
Other operating expenses	1,001	824	1,820	1,561
Interest	111	129	222	280

Total	3,174	2,994	6,177	5,905

Income before income tax	214	548	955	1,305
Income tax expense	(16)	(144)	(238)	(339)

Net income	198	404	717	966
Amounts attributable to noncontrolling interests	(142)	(154)	(294)	(337)

Net income attributable to Loews Corporation	$56	$250	$423	$629

Basic net income per share	$0.14	$0.61	$1.07	$1.53

Diluted net income per share	$0.14	$0.61	$1.06	$1.53

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted-average shares outstanding:
Shares of common stock	396.40	407.82	396.59	410.34
Dilutive potential shares of common stock	0.73	0.92	0.71	0.93

Total weighted-average shares outstanding assuming dilution	397.13	408.74	397.30	411.27

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

(In millions)

Net income	$198	$404	$717	$966

Other comprehensive income (loss)
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(3)	1	37	39
Net other unrealized gains on investments	120	300	337	323

Total unrealized gains on available-for-sale investments	117	301	374	362
Unrealized gains (losses) on cash flow hedges	(2)	6	13	(11)
Foreign currency	(19)	5	2	31
Pension liability	4	2	11	2

Other comprehensive income	100	314	400	384

Comprehensive income	298	718	1,117	1,350

Amounts attributable to noncontrolling interests	(150)	(199)	(333)	(388)

Total comprehensive income attributable to Loews Corporation	$148	$519	$784	$962

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders

					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests

(In millions)

Balance, January 1, 2011, as reported	$23,106	$4	$3,667	$14,564	$230	$(15)	$4,656
Adjustment to initially apply updated guidance on accounting for costs associated with acquiring or renewing insurance contracts	(78)			(64)			(14)

Balance, January 1, 2011, as restated	23,028	4	3,667	14,500	230	(15)	4,642
Net income	966			629			337
Other comprehensive income	384				333		51
Dividends paid	(247)			(51)			(196)
Acquisition of CNA Surety noncontrolling interests	(475)		(59)		17		(433)
Issuance of equity securities by subsidiary	152		28		1		123
Purchase of Loews treasury stock	(415)					(415)
Issuance of Loews common stock	4		4
Stock-based compensation	12		10				2
Other	(10)		(2)	(2)			(6)

Balance, June 30, 2011	$23,399	$4	$3,648	$15,076	$581	$(430)	$4,520

Balance, January 1, 2012, as reported	$23,273	$4	$3,499	$14,957	$375	$—	$4,438
Adjustment to initially apply updated guidance on accounting for costs associated with acquiring or renewing insurance contracts	(70)		(5)	(67)	9		(7)

Balance, January 1, 2012, as restated	23,203	4	3,494	14,890	384	—	4,431
Net income	717			423			294
Other comprehensive income	400				361		39
Dividends paid	(266)			(50)			(216)
Issuance of equity securities by subsidiary	222		36		1		185
Purchase of Loews treasury stock	(51)					(51)
Issuance of Loews common stock	5		5
Stock-based compensation	11		10				1
Other	—		(2)				2

Balance, June 30, 2012	$24,241	$4	$3,543	$15,263	$746	$(51)	$4,736

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2012	2011

(In millions)

Operating Activities:

Net income	$717	$966
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	673	443
Changes in operating assets and liabilities, net:
Receivables	257	203
Deferred acquisition costs	(17)	(19)
Insurance reserves	121	93
Other assets	(81)	27
Other liabilities	(87)	(276)
Trading securities	(477)	(521)

Net cash flow operating activities	1,106	916

Investing Activities:

Purchases of fixed maturities	(5,169)	(6,200)
Proceeds from sales of fixed maturities	3,303	4,124
Proceeds from maturities of fixed maturities	1,566	1,825
Purchases of equity securities	(27)	(44)
Proceeds from sales of equity securities	61	153
Purchases of property, plant and equipment	(530)	(300)
Deposits for construction of offshore drilling equipment	(169)	(478)
Acquisitions	(170)
Dispositions	151	9
Change in short term investments	(116)	1,580
Change in other investments	(75)	(301)
Other, net	17	5

Net cash flow investing activities	(1,158)	373

Financing Activities:

Dividends paid	(50)	(51)
Dividends paid to noncontrolling interests	(216)	(196)
Acquisition of CNA Surety noncontrolling interests		(426)
Purchases of treasury shares	(51)	(422)
Issuance of common stock	5	4
Proceeds from sale of subsidiary stock	246	172
Principal payments on debt	(1,246)	(1,433)
Issuance of debt	1,375	1,101
Other, net	(4)	(12)

Net cash flow financing activities	59	(1,263)

Effect of foreign exchange rate on cash		2

Net change in cash	7	28
Cash, beginning of period	129	120

Cash, end of period	$136	$148

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); interstate transportation and storage of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 61% owned subsidiary); exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids) (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). In the first quarter of 2012, Boardwalk Pipeline sold 9.2 million common units through a public offering for $245 million, reducing the Company’s ownership interest from 64% to 61%. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) – Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2012 and December 31, 2011 and the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2012 and 2011.

Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2011 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 1.9 million, 1.7 million, 2.3 million and 1.8 million shares were not included in the diluted weighted average shares amount for the three and six months ended June 30, 2012 and 2011 due to the exercise price being greater than the average stock price.

Hardy Underwriting Bermuda Limited (“Hardy”) – On July 2, 2012, CNA completed the previously announced acquisition of Hardy, a specialized Lloyd’s of London (“Lloyd’s”) underwriter of marine and aviation, property and specialty business, as well as property treaty reinsurance. Hardy has business operations in the United Kingdom, Bermuda, Bahrain, Guernsey and Singapore. For the year ended December 31, 2011, Hardy reported gross written premiums of $430 million. The closing of the acquisition followed approval of the transaction agreement by Hardy shareholders and regulatory approvals in various jurisdictions. The purchase price for Hardy was approximately $230 million. At June 30, 2012, approximately $230 million of British pound denominated short term investments were held in escrow to fund the acquisition.

CNA has not yet finalized the purchase accounting related to the acquisition of Hardy. CNA estimates that the fair value of Hardy’s assets will include approximately $55 million of identifiable indefinite-lived intangible assets and $80 million of identifiable finite-lived intangible assets, as well as the recognition of approximately $35 million of goodwill. The goodwill is not expected to be deductible for tax purposes.

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

The impacts on the Company’s Consolidated Condensed Statements of Income for the three and six months ended June 30, 2011 were a $64 million and $112 million decrease in Amortization of deferred acquisition costs, a $67 million and $119 million increase in Other operating expenses, no impact and a $1 million decrease in Income tax expense, and a $1 million decrease in Net income attributable to noncontrolling interests for both periods, resulting in a $2 million and $5 million decrease in Net income and a $0.01 and $0.01 decrease in Basic and Diluted net income per share. There were no changes to net cash flows from operating, investing or financing activities for the comparative periods presented as a result of the adoption of the new accounting standard.

2. Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

(In millions)

Fixed maturity securities	$505	$505	$1,021	$1,011
Short term investments	4	4	7	7
Limited partnerships	(43)	22	100	156
Equity securities	2	6	6	12
Income (loss) from trading portfolio (a)	(74)	(8)	(4)	15
Other	7	5	11	9

Total investment income	401	534	1,141	1,210
Investment expenses	(15)	(15)	(29)	(30)

Net investment income	$386	$519	$1,112	$1,180

(a)    Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(90), $(17), $(60) and $1 for the three and six months ended June 30, 2012 and 2011.

Investment gains (losses) are as follows:

Fixed maturity securities	$17	$20	$47	$40
Equity securities		(2)	1	(2)
Derivative instruments	(1)		(2)	(1)
Short term investments		1		3
Other	4		6	2

Investment gains (a)	$20	$19	$52	$42

(a)    Includes gross realized gains of $51, $90, $123 and $183 and gross realized losses of $34, $72, $75 and $145 on available-for-sale securities for the three and six months ended June 30, 2012 and 2011.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$15	$16	$24
Asset-backed:
Residential mortgage-backed	15	46	29	74
U.S. Treasury and obligations of government - sponsored enterprises			1

Total fixed maturities available-for-sale	21	61	46	98

Equity securities available-for-sale:
Common stock	2	1	4	4
Preferred stock				1

Total equity securities available-for-sale	2	1	4	5

Net OTTI losses recognized in earnings	$23	$62	$50	$103

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

The amortized cost and fair values of securities are as follows:

June 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,350	$2,209	$79	$21,480
States, municipalities and political subdivisions	9,225	1,225	66	10,384
Asset-backed:
Residential mortgage-backed	5,817	215	141	5,891	$42
Commercial mortgage-backed	1,514	82	27	1,569	(2)
Other asset-backed	1,046	20	1	1,065

Total asset-backed	8,377	317	169	8,525	40
U.S. Treasury and obligations of government-sponsored enterprises	172	12		184
Foreign government	616	23		639
Redeemable preferred stock	101	10		111

Fixed maturities available-for-sale	37,841	3,796	314	41,323	40
Fixed maturities, trading	200		25	175

Total fixed maturities	38,041	3,796	339	41,498	40

Equity securities:
Common stock	27	21		48
Preferred stock	225	17		242

Equity securities available-for-sale	252	38		290	—
Equity securities, trading	647	67	115	599

Total equity securities	899	105	115	889	—

Total	$38,940	$3,901	$454	$42,387	$40

December 31, 2011

Fixed maturity securities:
Corporate and other bonds	$19,086	$1,946	$154	$20,878
States, municipalities and political subdivisions	9,018	900	136	9,782
Asset-backed:
Residential mortgage-backed	5,786	172	183	5,775	$99
Commercial mortgage-backed	1,365	48	59	1,354	(2)
Other asset-backed	946	13	4	955

Total asset-backed	8,097	233	246	8,084	97
U.S. Treasury and obligations of government-sponsored enterprises	479	14		493
Foreign government	608	28		636
Redeemable preferred stock	51	7		58

Fixed maturities available-for-sale	37,339	3,128	536	39,931	97
Fixed maturities, trading	127		18	109

Total fixed maturities	37,466	3,128	554	40,040	97

Equity securities:
Common stock	30	17		47
Preferred stock	258	4	5	257

Equity securities available-for-sale	288	21	5	304	—
Equity securities, trading	614	76	67	623

Total equity securities	902	97	72	927	—

Total	$38,368	$3,225	$626	$40,967	$97

The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At June 30, 2012 and December 31, 2011, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $846 million and $651 million. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction through Other comprehensive income (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

June 30, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,550	$53	$192	$26	$1,742	$79
States, municipalities and political subdivisions	174	2	301	64	475	66
Asset-backed:
Residential mortgage-backed	276	13	923	128	1,199	141
Commercial mortgage-backed	158	5	153	22	311	27
Other asset-backed	181	1			181	1

Total asset-backed	615	19	1,076	150	1,691	169

Total	$2,339	$74	$1,569	$240	$3,908	$314

December 31, 2011

Fixed maturity securities:
Corporate and other bonds	$2,552	$126	$159	$28	$2,711	$154
States, municipalities and political subdivisions	67	1	721	135	788	136
Asset-backed:
Residential mortgage-backed	719	36	874	147	1,593	183
Commercial mortgage-backed	431	39	169	20	600	59
Other asset-backed	389	4			389	4

Total asset-backed	1,539	79	1,043	167	2,582	246

Total fixed maturities available-for-sale	4,158	206	1,923	330	6,081	536
Equity securities available-for-sale:
Preferred stock	117	5			117	5

Total	$4,275	$211	$1,923	$330	$6,198	$541

The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $15 million, $20 million, $47 million and $41 million for the three and six months ended June 30, 2012 and 2011.

The following table summarizes the activity for the three and six months ended June 30, 2012 and 2011 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at June 30, 2012 and 2011 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Beginning balance of credit losses on fixed maturity securities	$100	$113	$92	$141
Additional credit losses for securities for which an OTTI loss was previously recognized	10	8	21	18
Credit losses for securities for which an OTTI loss was not previously recognized	1		2	1
Reductions for securities sold during the period	(4)	(21)	(8)	(46)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(8)	(18)	(8)	(32)

Ending balance of credit losses on fixed maturity securities	$99	$82	$99	$82

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

Asset-Backed Securities

Asset-backed securities include residential mortgage-backed securities, both agency and non-agency, commercial mortgage-backed securities and other asset-backed securities. The fair value of total asset-backed holdings at June 30, 2012 was $8.5 billion which was comprised of 2,035 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently.

The gross unrealized losses on residential mortgage-backed securities included $63 million related to securities guaranteed by a U.S. government agency or sponsored enterprise and $78 million related to non-agency structured securities. Non-agency structured securities included 94 securities that had at least one trade lot in a gross unrealized loss position and the aggregate severity of the gross unrealized loss was approximately 8.9% of amortized cost.

Commercial mortgage-backed securities included 44 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 7.9% of amortized cost.

The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at June 30, 2012.

June 30, 2012	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government Agencies and Government-Sponsored Enterprises	$468	$405	$63
AAA	247	241	6
AA	163	155	8
A	141	134	7
BBB	162	148	14
Non-investment grade	679	608	71

Total	$1,860	$1,691	$169

The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectibility of the current carrying values of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2012.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,889	$1,904	$1,802	$1,812
Due after one year through five years	13,118	13,728	13,110	13,537
Due after five years through ten years	8,561	9,228	8,410	8,890
Due after ten years	14,273	16,463	14,017	15,692

Total	$37,841	$41,323	$37,339	$39,931

Investment Commitments

As of June 30, 2012, the Company had committed approximately $141 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of June 30, 2012, the Company had commitments to purchase $145 million and sell $124 million of such investments. The Company has an obligation to fund additional amounts under the terms of current loan participations that may not be recorded until a draw is made. As of June 30, 2012, the Company had obligations on unfunded bank loan participations in the amount of $12 million.

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

The type of financial instruments being measured and the methodologies and inputs used at June 30, 2012 were consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

The fair values of CNA’s life settlement contracts are included in Other assets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

June 30, 2012	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,992	$488	$21,480
States, municipalities and political subdivisions		10,295	89	10,384
Asset-backed:
Residential mortgage-backed		5,448	443	5,891
Commercial mortgage-backed		1,403	166	1,569
Other asset-backed		631	434	1,065

Total asset-backed		7,482	1,043	8,525
U.S. Treasury and obligations of government-sponsored enterprises	$142	42		184
Foreign government	120	519		639
Redeemable preferred stock	28	56	27	111

Fixed maturities available-for-sale	290	39,386	1,647	41,323
Fixed maturities, trading		81	94	175

Total fixed maturities	$290	$39,467	$1,741	$41,498

Equity securities available-for-sale	$106	$91	$93	$290
Equity securities, trading	589	1	9	599

Total equity securities	$695	$92	$102	$889

Short term investments	$5,068	$271	$4	$5,343
Other invested assets			11	11
Receivables		65	18	83
Life settlement contracts			116	116
Separate account business	12	355	3	370
Payable to brokers	(27)	(24)	(6)	(57)

December 31, 2011	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,396	$482	$20,878
States, municipalities and political subdivisions		9,611	171	9,782
Asset-backed:
Residential mortgage-backed		5,323	452	5,775
Commercial mortgage-backed		1,295	59	1,354
Other asset-backed		612	343	955

Total asset-backed		7,230	854	8,084
U.S. Treasury and obligations of government-sponsored enterprises	$451	42		493
Foreign government	92	544		636
Redeemable preferred stock	5	53		58

Fixed maturities available-for-sale	548	37,876	1,507	39,931
Fixed maturities, trading		8	101	109

Total fixed maturities	$548	$37,884	$1,608	$40,040

Equity securities available-for-sale	$124	$113	$67	$304
Equity securities, trading	609		14	623

Total equity securities	$733	$113	$81	$927

Short term investments	$4,570	$508	$27	$5,105
Other invested assets			11	11
Receivables		79	8	87
Life settlement contracts			117	117
Separate account business	21	373	23	417
Payable to brokers	(32)	(20)	(23)	(75)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2012	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$485	$3	$2	$68	$(26)	$(13)	$9	$(40)	$488
States, municipalities and political subdivisions	173		1			(85)			89
Asset-backed:
Residential mortgage-backed	447	1	(18)	22		(9)			443
Commercial mortgage-backed	105	2	4	87	(12)	(4)		(16)	166
Other asset-backed	384	2	(1)	182	(99)	(34)			434

Total asset-backed	936	5	(15)	291	(111)	(47)		(16)	1,043
Redeemable preferred stock	53				(26)				27

Fixed maturities available-for-sale	1,647	8	(12)	359	(163)	(145)	9	(56)	1,647
Fixed maturities, trading	101				(3)			(4)	94

Total fixed maturities	$1,748	$8	$(12)	$359	$(166)	$(145)	$9	$(60)	$1,741	$—

Equity securities available-for-sale	$74		19	$15	$(15)				$93	$(1)
Equity securities trading	11	$(2)							9	(2)

Total equity securities	$85	$(2)	$19	$15	$(15)	$—	$—	$—	$102	$(3)

Short term investments	$—			$4					$4
Other invested assets	11								11
Life settlement contracts	115	$20				$(19)			116	$3
Separate account business	4				$(1)				3
Derivative financial instruments, net	(8)	1	$21		(1)	(1)			12

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2011	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$576	$(2)	$2	$304	$(29)	$(70)	$31		$812	$(3)
States, municipalities and political subdivisions	188		(1)			(8)			179
Asset-backed:
Residential mortgage-backed	738	(13)	12	50	(57)	(19)		$(24)	687	(15)
Commercial mortgage-backed	88		2	5					95
Other asset-backed	445	1		127	(44)	(24)		(14)	491

Total asset-backed	1,271	(12)	14	182	(101)	(43)	—	(38)	1,273	(15)

Fixed maturities available-for-sale	2,035	(14)	15	486	(130)	(121)	31	(38)	2,264	(18)
Fixed maturities, trading	182				(68)				114	1

Total fixed maturities	$2,217	$(14)	$15	$486	$(198)	$(121)	$31	$(38)	$2,378	$(17)

Equity securities available-for-sale	$30	$(1)		$4	$(2)		$5		$36	$(1)
Equity securities trading	6	(5)		1			14		16	(5)

Total equity securities	$36	$(6)	$—	$5	$(2)	$—	$19	$—	$52	$(6)

Short term investments	$27					$(21)			$6
Other invested assets	9	$1							10	$1
Life settlement contracts	127	6				(4)			129	3
Separate account business	39				$(2)				37
Derivative financial instruments, net	(36)	(11)	$(1)			11			(37)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2012	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$482	$6	$6	$146	$(112)	$(32)	$42	$(50)	$488
States, municipalities and political subdivisions	171		3			(85)			89
Asset-backed:
Residential mortgage-backed	452	2	(22)	60		(16)		(33)	443
Commercial mortgage-backed	59	2	8	129	(12)	(4)		(16)	166
Other asset-backed	343	6	3	358	(176)	(59)		(41)	434

Total asset-backed	854	10	(11)	547	(188)	(79)		(90)	1,043
Redeemable preferred stock	—			53	(26)				27

Fixed maturities available-for-sale	1,507	16	(2)	746	(326)	(196)	42	(140)	1,647
Fixed maturities, trading	101	(7)		1	(1)				94	$(7)

Total fixed maturities	$1,608	$9	$(2)	$747	$(327)	$(196)	$42	$(140)	$1,741	$(7)

Equity securities available-for-sale	$67		$16	$26	$(16)				$93	$(3)
Equity securities trading	14	$(5)							9	(4)

Total equity securities	$81	$(5)	$16	$26	$(16)	$—	$—	$—	$102	$(7)

Short term investments	$27			$16		$(39)			$4
Other invested assets	11								11
Life settlement contracts	117	$23				(24)			116	$3
Separate account business	23				$(20)				3
Derivative financial instruments, net	(15)	(4)	$34		(6)	3			12	1

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2011	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$624	$2	$(3)	$346	$(50)	$(97)	$40	$(50)	$812	$(3)
States, municipalities and political subdivisions	266					(87)			179
Asset-backed:
Residential mortgage-backed	767	(12)	14	97	(83)	(41)		(55)	687	(15)
Commercial mortgage- backed	73	3	18	5	(4)				95
Other asset-backed	359	5		327	(131)	(55)		(14)	491

Total asset-backed	1,199	(4)	32	429	(218)	(96)	—	(69)	1,273	(15)
Redeemable preferred stock	3	3	(3)		(3)				—

Fixed maturities available-for-sale	2,092	1	26	775	(271)	(280)	40	(119)	2,264	(18)
Fixed maturities, trading	184	1			(71)				114	1

Total fixed maturities	$2,276	$2	$26	$775	$(342)	$(280)	$40	$(119)	$2,378	$(17)

Equity securities available-for-sale	$26	$(2)	$(1)	$19	$(11)		$5		$36	$(4)
Equity securities trading	6	(5)		1			14		16	(5)

Total equity securities	$32	$(7)	$(1)	$20	$(11)	$—	$19	$—	$52	$(9)

Short term investments	$27			$12		$(23)		$(10)	$6
Other invested assets	26	$3			$(19)				10	$1
Life settlement contracts	129	9				(9)			129	3
Separate account business	41				(4)				37
Derivative financial instruments, net	(21)	(19)	$(16)			19			(37)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2012 and 2011. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

June 30, 2012	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(In millions)

Assets
Fixed maturity securities	$122	Discounted cash flow	Expected maturity date	0.3 – 4.7 years (3.5 years)
			Spreads off benchmark yields	225 – 325 bps (269bps)
	34	Market approach	Private offering price	$97.25 – $100.08 ($99.16)
Equity securities	93	Market approach	Private offering price	$0.10 – $4,023 per share
				($268.85 per share)
Life settlement contracts	116	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	65% – 928% (185%)

For fixed maturity securities, an increase to the expected call date assumption or credit spreads off benchmark yields or decrease in the private offering price would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

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

	Carrying	Estimated Fair Value
June 30, 2012	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Financial Assets:
Other invested assets, primarily mortgage loans	$339			$352	$352

Financial Liabilities:
Premium deposits and annuity contracts	105			109	109
Short term debt	88		$83	5	88
Long term debt	9,048		9,589	287	9,876

December 31, 2011	Carrying Amount	Estimated Fair Value

(In millions)

Financial assets:
Other invested assets, primarily mortgage loans	$234	$247

Financial liabilities:
Premium deposits and annuity contracts	109	114
Short term debt	88	90
Long term debt	8,913	9,533

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

	June 30, 2012			December 31, 2011

	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$300		$(5)	$300	$3	$(3)
Commodities:
Forwards – short	291	$72	(4)	268	64	(22)
Foreign exchange:
Currency forwards – short	219	3	(3)	154	1	(8)

Without hedge designation:

Equity markets:
Options – purchased	393	30		286	33
– written	499		(20)	398		(23)
Equity swaps and warrants – long	11	8		63	16
Equity futures – short	218		(5)

Interest rate risk:
Interest rate swaps	100		(2)	100	1	(1)
Credit default swaps
– purchased protection	88	2	(1)	145	8	(1)
– sold protection	43		(2)	28		(2)

Foreign exchange:
Currency forwards – long	68	3		203	4
– short	258		(3)	330		(2)

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. Losses of $1 million, $2 million and $1 million were included in Investment gains (losses) for the three and six months ended June 30, 2012 and the six months ended June 30, 2011. Gains of $5 million and $1 million and losses of $4 million were included in Net investment income for the three and six months ended June 30, 2012 and the six months ended June 30, 2011.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and other energy-related products, exposure to foreign currency losses on future foreign currency expenditures, as well as risks attributable to changes in interest rates on long term debt. For the three and six months ended June 30, 2012, the amount of gains recognized in OCI related to these cash flow hedges were $15 million and $49 million. For the three and six months ended June 30, 2011, gains of $5 million and losses of $11 million were recognized in OCI related to these cash flow hedges. For the three and six months ended June 30, 2012, the amount of gains reclassified from AOCI into income were $18 million and $27 million. Losses of $3 million and gains of $5 million were reclassified from AOCI into income for the three and six months ended June 30, 2011. As of June 30, 2012, the estimated amount of net unrealized gains associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $51 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three and six months ended June 30, 2012 and 2011.

5. Property, Plant and Equipment

	June 30, 2012	December 31, 2011

(In millions)

Pipeline equipment (net of accumulated DD&A of $1,045 and $926)	$6,716	$6,749
Offshore drilling equipment (net of accumulated DD&A of $3,400 and $3,378)	3,965	4,119
Natural gas and oil proved and unproved properties (net of accumulated DD&A of $2,365 and $2,056)	1,162	1,330
Other (net of accumulated DD&A of $937 and $899)	972	799
Construction in process	894	621

Property, plant and equipment, net	$13,709	$13,618

HighMount Impairment of Natural Gas and Oil Properties

For the three and six months ended June 30, 2012, HighMount recorded non-cash ceiling test impairment charges of $222 million and $266 million ($142 million and $170 million after tax) related to its carrying value of natural gas and oil properties. The impairments were recorded within Other operating expenses and as credits to Accumulated depreciation, depletion and amortization. The write-downs were the result of declines in natural gas and natural gas liquid (“NGL”) prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $266 million and $335 million ($170 million and $214 million after tax). As a result of significant declines in natural gas and NGL prices at June 30, 2012, HighMount performed a goodwill impairment test. HighMount also performed its annual goodwill impairment test as of April 30, 2012. No impairment charges were required.

Diamond Offshore

In May of 2012, Diamond Offshore entered into a contract for a fourth ultra-deepwater drillship at a total cost of $655 million including commissioning, spares and project management. The first installment of $169 million was included in Construction in process

During the first half of 2012, Diamond Offshore sold six jack-up rigs for total proceeds of $132 million, resulting in a pretax gain of approximately $76 million, recorded in Other revenues.

Loews Hotels

In June of 2012, Loews Hotels acquired a hotel in Hollywood, California, which will be operated as the Loews Hollywood Hotel. The hotel has approximately 630 guestrooms, including 32 suites and over 48,000 square feet of meeting space. The acquisition was funded with a combination of cash and newly incurred debt.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $68 million and $96 million for the three and six months ended June 30, 2012. Catastrophe losses in 2012 related primarily to U.S. storms. CNA reported catastrophe losses, net of reinsurance, of $100 million and $155 million for the three and six months ended June 30, 2011.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other.

Three Months Ended June 30, 2012	CNA Specialty	CNA Commercial	Other	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(35)	$(13)	$(4)	$(52)
Pretax (favorable) unfavorable premium development	(5)	(19)	1	(23)

Total pretax (favorable) unfavorable net prior year development	$(40)	$(32)	$(3)	$(75)

Three Months Ended June 30, 2011

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(52)	$(50)	$(9)	$(111)
Pretax (favorable) unfavorable premium development	(1)	40		39

Total pretax (favorable) unfavorable net prior year development	$(53)	$(10)	$(9)	$(72)

Six Months Ended June 30, 2012	CNA Specialty	CNA Commercial	Other	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$(27)	$(2)	$(70)
Pretax (favorable) unfavorable premium development	(14)	(36)	2	(48)

Total pretax (favorable) unfavorable net prior year development	$(55)	$(63)	$—	$(118)

Six Months Ended June 30, 2011

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(67)	$(57)	$(6)	$(130)
Pretax (favorable) unfavorable premium development	(8)	32	(1)	23

Total pretax (favorable) unfavorable net prior year development	$(75)	$(25)	$(7)	$(107)

For the three and six months ended June 30, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

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

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Specialty segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

(In millions)

Medical professional liability	$(9)	$(20)	$(15)	$(34)
Other professional liability	(6)	(27)	(2)	(21)
Surety		(3)	1	(3)
Warranty		(2)	(1)	(12)
Other	(20)		(24)	3

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(35)	$(52)	$(41)	$(67)

Three Month Comparison

2012

Favorable development for medical professional liability was primarily due to a decrease in incurred loss severity in accident years 2008 through 2010.

Other includes standard property and casualty coverages provided to CNA Specialty customers. Favorable development for other coverages was primarily due to favorable loss emergence in property and workers’ compensation coverages in accident years 2005 and subsequent.

2011

Favorable development for medical professional liability was primarily due to favorable case incurred emergence in primary institutions in accident years 2008 and prior.

Favorable development for other professional liability was driven by better than expected loss emergence in life agents coverages.

Six Month Comparison

2012

Favorable development for medical professional liability was primarily due to a decrease in incurred loss severity in accident years 2008 through 2010 and reductions in the estimated frequency of large losses in accident years 2008 and prior.

Favorable development for other coverages was primarily due to favorable loss emergence in property and workers’ compensation coverages in accident years 2005 and subsequent.

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

CNA Commercial

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development recorded for the CNA Commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Commercial auto	$2	$(44)	$2	$(34)
General liability	(13)		(5)	22
Workers’ compensation	8	28	(11)	36
Property and other	(10)	(34)	(13)	(81)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(13)	$(50)	$(27)	$(57)

Three Month Comparison

2012

Favorable development for general liability coverages was primarily related to favorable loss emergence in accident years 2005 and prior.

Favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident year 2010.

2011

Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.

Unfavorable development for workers’ compensation primarily reflected higher than expected severity on risk management claims, in accident years 2006 and prior.

Favorable development for property coverages was due to favorable loss emergence related to catastrophe claims in accident year 2008 and non-catastrophe claims in accident years 2009 and prior.

Six Month Comparison

2012

Overall, favorable development for workers’ compensation reflects favorable experience in accident years 2001 and prior. Unfavorable development was recorded in accident year 2010 related to increased medical severity and in accident year 2011 related to favorable premium development.

Favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident year 2010.

2011

Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.

The unfavorable development in the general liability coverages was primarily due to two large claim outcomes on umbrella claims in accident year 2001.

Unfavorable development for workers’ compensation primarily reflected higher than expected severity on risk management claims, in accident years 2006 and prior.

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

7. Debt

In April of 2012, CNA entered into a $250 million credit agreement with a syndicate of banks and lenders. The credit agreement which matures on April 19, 2016 bears interest at London Interbank Offered Rate plus applicable margin and is intended to be used for general corporate purposes. At CNA’s election the commitments under the unsecured credit facility may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to first and second anniversary of the closing. As of June 30, 2012 there were no borrowings under the credit facility and CNA was in compliance with all covenants.

In June of 2012, Boardwalk Pipeline issued $300 million principal amount of 4.0% senior notes due June 15, 2022. Boardwalk Pipeline used the proceeds to reduce borrowings under its revolving credit facility.

In April of 2012, Boardwalk Pipeline entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) having aggregate lending commitments of $1.0 billion. The Amended Credit Agreement has a maturity date of April 2017. As of June 30, 2012, Boardwalk Pipeline had $215 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 1.4% and had no letters of credit issued. As of June 30, 2012, Boardwalk Pipeline was in compliance with all covenants under the credit facility and had available borrowing capacity of $785 million.

In June of 2012, Loews Hotels borrowed $81 million under a new $105 million loan agreement. The loan agreement bears interest at 4.25% and matures on June 15, 2015.

8. Benefit Plans

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

The components of net periodic benefit cost are as follows:

	Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Service cost	$6	$5	$12	$12
Interest cost	37	41	75	82
Expected return on plan assets	(46)	(47)	(93)	(94)
Amortization of unrecognized net loss	12	7	23	14

Net periodic benefit cost	$9	$6	$17	$14

	Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Interest cost	$2	$2	$3	$4
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized net gain		(1)
Amortization of unrecognized prior service benefit	(7)	(6)	(13)	(13)
Regulatory asset decrease		2		3

Net periodic benefit cost	$(6)	$(4)	$(12)	$(8)

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

Diamond Offshore’s business primarily consists of operating offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 44 drilling rigs, including four new-build rigs which are under construction and one rig being constructed utilizing the hull of one of Diamond Offshore’s existing mid-water floaters. On June 30, 2012, Diamond Offshore’s drilling rigs were located offshore 11 countries in addition to the United States.

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

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$896	$875	$1,841	$1,766
CNA Commercial	984	984	2,072	2,078
Life and Group Non-Core	360	333	710	659
Other	6	10	24	23

Total CNA Financial	2,246	2,202	4,647	4,526
Diamond Offshore	793	892	1,589	1,701
Boardwalk Pipeline	277	263	591	574
HighMount	69	98	145	202
Loews Hotels	94	89	174	169
Corporate and other	(91)	(2)	(14)	38

Total	$3,388	$3,542	$7,132	$7,210

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$166	$190	$375	$404
CNA Commercial	99	64	326	276
Life and Group Non-Core	(14)	(45)	(51)	(93)
Other	(18)	(30)	(51)	(76)

Total CNA Financial	233	179	599	511
Diamond Offshore	246	343	498	639
Boardwalk Pipeline	66	13	158	95
HighMount	(217)	24	(251)	53
Loews Hotels	11	11	18	14
Corporate and other	(125)	(22)	(67)	(7)

Total	$214	$548	$955	$1,305

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$100	$107	$225	$228
CNA Commercial	59	40	190	165
Life and Group Non-Core	5	(16)	(5)	(35)
Other	(13)	(18)	(33)	(46)

Total CNA Financial	151	113	377	312
Diamond Offshore	94	125	181	242
Boardwalk Pipeline	25	5	60	38
HighMount	(139)	15	(161)	34
Loews Hotels	6	6	10	8
Corporate and other	(81)	(14)	(44)	(5)

Total	$56	$250	$423	$629

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) - Loews are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$8	$7	$16	$15
CNA Commercial	13	11	24	28
Life & Group Non-Core	4	1	17	(3)
Other	(3)		(3)	1

Total CNA Financial	22	19	54	41
Corporate and other	(2)		(2)	1

Total	$20	$19	$52	$42

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$5	$4	$10	$9
CNA Commercial	8	7	14	16
Life & Group Non-Core	3		10	(2)
Other	(3)	1	(2)	1

Total CNA Financial	13	12	32	24
Corporate and other	(1)		(1)

Total	$12	$12	$31	$24

10. Legal Proceedings

The Company has been named as a defendant in the following five cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, all of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Carlene Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In April Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending. In Fonda V. Cook vs. Hollingsworth & Vose, et al., (2012, Middlesex County Superior Court, Massachusetts), the Company served a Motion to Dismiss for Lack of Personal Jurisdiction which remains pending. In David Sawyer and Joan Sawyer vs. Metropolitan Life Insurance Company, et al., (2012, Middlesex County Superior Court, Massachusetts), the date on which the Company is to respond to the suit has not yet occurred. In Norma Jean VanMeter, Individually and as Administratrix of the Estate of Willie T. VanMeter vs. Hollingsworth & Vose, et al., (2012, Middlesex County Superior Court, Massachusetts), a dismissal is expected to be entered shortly.

The Company does not believe it is a proper defendant in any tobacco related cases and as a result, does not believe the outcome will have a material effect on its results of operations or equity. Further, pursuant to the Separation Agreement dated May 7, 2008 between the Company and Lorillard Inc. and its subsidiaries, Lorillard Inc. and its subsidiaries have agreed to indemnify and hold the Company harmless from all costs and expenses based upon or arising out of the operation or conduct of Lorillard’s business, including among other things, smoking and health claims and litigation such as the cases described above.

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

11. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2012, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $758 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2012, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore has entered into four separate turnkey contracts with Hyundai Heavy Industries, Co. Ltd., (“Hyundai”) for the construction of four dynamically positioned, ultra-deepwater drillships, with deliveries scheduled for the second and fourth quarters of 2013 and in the second and fourth quarters of 2014. The aggregate cost of the four drillships, including commissioning, spares and project management, is expected to be approximately $2.6 billion, of which approximately $650 million has been paid. The remaining $2 billion will be paid upon delivery of the drillships in 2013 and 2014. These amounts are included in Property, plant and equipment in the Consolidated Condensed Balance Sheets.

In December of 2011, Diamond Offshore entered into an agreement for the construction of a moored semisubmersible rig designed to operate in water depths up to 6,000 feet. The rig will be constructed utilizing the hull of one of Diamond Offshore’s mid-water floaters and is estimated to cost approximately $300 million, including commissioning, spares and project management costs.

12. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2012 and December 31, 2011, and consolidating statements of income information for the six months ended June 30, 2012 and 2011. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

June 30, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$46,001	$1,332	$2	$8	$38	$3,694		$51,075
Cash	100	21	9		6			136
Receivables	8,249	547	70	101	30	283	$(135)	9,145
Property, plant and equipment	277	4,787	6,672	1,417	508	48		13,709
Deferred income taxes	154			581			(735)	—
Goodwill	86	20	215	584	3			908
Investments in capital stocks of subsidiaries						17,120	(17,120)	—
Other assets	636	392	316	18	25	14		1,401
Deferred acquisition costs of insurance subsidiaries	584							584
Separate account business	370							370

Total assets	$56,457	$7,099	$7,284	$2,709	$610	$21,159	$(17,990)	$77,328

Liabilities and Equity:

Insurance reserves	$38,004							$38,004
Payable to brokers	326	$3	$2	$13		$51		395
Short term debt	83				$5			88
Long term debt	2,526	1,489	3,453	700	288	692	$(100)	9,048
Deferred income taxes		529	544		50	564	(735)	952
Other liabilities	2,976	573	350	111	18	237	(35)	4,230
Separate account business	370							370

Total liabilities	44,285	2,594	4,349	824	361	1,544	(870)	53,087

Total shareholders’ equity	10,966	2,283	1,627	1,885	249	19,615	(17,120)	19,505
Noncontrolling interests	1,206	2,222	1,308					4,736

Total equity	12,172	4,505	2,935	1,885	249	19,615	(17,120)	24,241

Total liabilities and equity	$56,457	$7,099	$7,284	$2,709	$610	$21,159	$(17,990)	$77,328

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2011	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,372	$1,206	$10	$85	$71	$3,284		$49,028
Cash	75	30	13		10	1		129
Receivables	8,302	594	114	109	33	226	$(119)	9,259
Property, plant and equipment	272	4,674	6,713	1,576	338	45		13,618
Deferred income taxes	444			499			(943)	—
Goodwill	86	20	215	584	3			908
Investments in capital stocks of subsidiaries						16,807	(16,807)	—
Other assets	544	453	307	19	23	11		1,357
Deferred acquisition costs of insurance subsidiaries	552							552
Separate account business	417							417

Total assets	$55,064	$6,977	$7,372	$2,872	$478	$20,374	$(17,869)	$75,268

Liabilities and Equity:

Insurance reserves	$37,554							$37,554
Payable to brokers	72	$8	$1	$36		$45		162
Short term debt	83				$5			88
Long term debt	2,525	1,488	3,398	700	208	694	$(100)	8,913
Deferred income taxes		530	493		51	491	(943)	622
Other liabilities	2,971	594	373	104	20	266	(19)	4,309
Separate account business	417							417

Total liabilities	43,622	2,620	4,265	840	284	1,496	(1,062)	52,065

Total shareholders’ equity	10,315	2,209	1,951	2,032	194	18,878	(16,807)	18,772
Noncontrolling interests	1,127	2,148	1,156					4,431

Total equity	11,442	4,357	3,107	2,032	194	18,878	(16,807)	23,203

Total liabilities and equity	$55,064	$6,977	$7,372	$2,872	$478	$20,374	$(17,869)	$75,268

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,317							$3,317
Net investment income	1,118	$3				$(9)		1,112
Intercompany interest and dividends						341	$(341)	—
Investment gains (losses)	54		$(2)					52
Contract drilling revenues		1,481						1,481
Other	158	105	591	$145	$174		(3)	1,170

Total	4,647	1,589	589	145	174	332	(344)	7,132

Expenses:

Insurance claims and policyholders’ benefits	2,729							2,729
Amortization of deferred acquisition costs	604							604
Contract drilling expenses		802						802
Other operating expenses	630	261	350	390	152	40	(3)	1,820
Interest	85	28	83	6	4	20	(4)	222

Total	4,048	1,091	433	396	156	60	(7)	6,177

Income (loss) before income tax	599	498	156	(251)	18	272	(337)	955
Income tax (expense) benefit	(180)	(125)	(37)	90	(8)	22		(238)

Net income (loss)	419	373	119	(161)	10	294	(337)	717
Amounts attributable to noncontrolling interests	(42)	(192)	(60)					(294)

Net income (loss) attributable to Loews Corporation	$377	$181	$59	$(161)	$10	$294	$(337)	$423

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2011	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,210							$3,210
Net investment income	1,137	$2				$41		1,180
Intercompany interest and dividends						311	$(311)	—
Investment gains	41	1						42
Contract drilling revenues		1,659						1,659
Other	138	40	$574	$202	$169		(4)	1,119

Total	4,526	1,702	574	202	169	352	(315)	7,210

Expenses:

Insurance claims and policyholders’ benefits	2,731							2,731
Amortization of deferred acquisition costs	583							583
Contract drilling expenses		750						750
Other operating expenses	602	268	392	125	150	28	(4)	1,561
Interest	99	44	87	24	5	25	(4)	280

Total	4,015	1,062	479	149	155	53	(8)	5,905

Income before income tax	511	640	95	53	14	299	(307)	1,305
Income tax (expense) benefit	(151)	(142)	(24)	(19)	(6)	3		(339)

Net income	360	498	71	34	8	302	(307)	966
Amounts attributable to noncontrolling interests	(48)	(256)	(33)					(337)

Net income attributable to Loews Corporation	$312	$242	$38	$34	$8	$302	$(307)	$629

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

—	interstate transportation and storage of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 61% owned subsidiary);

—	exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids) (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and

—	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for the second quarter of 2012 amounted to $56 million, or $0.14 per share, compared to $250 million, or $0.61 per share, in the second quarter of 2011. Net income for the six months ended June 30, 2012 was $423 million, or $1.06 per share, compared to $629 million, or $1.53 per share, in the prior year period.

Net income for the three and six months ended June 30, 2012 includes after tax non-cash ceiling test impairment charges of $142 million and $170 million at HighMount related to the carrying value of its natural gas and oil properties reflecting declines in natural gas and NGL prices.

Excluding the ceiling test impairment charge, Loews adjusted net income for the second quarter of 2012 would have been $198 million, as compared to $250 million in 2011 second quarter. The decrease in net income is due to lower earnings at Diamond Offshore and decreased performance of equity and limited partnership investments at the parent company. These decreases were partially offset by higher earnings at CNA and Boardwalk Pipeline.

CNA’s earnings increased primarily as a result of lower catastrophe losses and improved non-catastrophe current accident year underwriting results partially offset by lower net investment income due to decreased limited partnership results.

Diamond Offshore’s earnings decrease resulted primarily from lower rig utilization as more rigs were undergoing special surveys, a decrease in average dayrate and an increase in contract drilling expenses reflecting the costs of the special surveys. These decreases were partially offset by a $23 million gain (after tax and noncontrolling interests) from the sale of five jack-up rigs in the second quarter of 2012.

Boardwalk Pipeline’s earnings increased primarily due to the contribution from Boardwalk HP Storage Company which was acquired in December 2011 as well as the prior year impact of an impairment charge related to steel pipe materials.

Excluding the ceiling test impairment charge, Loews adjusted net income for the first six months of 2012 would have been $593 million, as compared to $629 million in the 2011 period. The decrease in net income is primarily due to lower earnings at Diamond Offshore and decreased parent company investment income, partially offset by higher earnings at CNA.

Book value per share increased to $49.31 at June 30, 2012 from $47.33 at December 31, 2011 and $46.63 at June 30, 2011.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results, net income (loss) reflect amounts attributable to Loews Corporation.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2012 and 2011 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
(In millions)

Revenues:
Insurance premiums	$1,668	$1,595	$3,317	$3,210
Net investment income	470	517	1,118	1,137
Investment gains	22	19	54	41
Other revenue	86	71	158	138

Total	2,246	2,202	4,647	4,526

Expenses:
Insurance claims and policyholders’ benefits	1,348	1,367	2,729	2,731
Amortization of deferred acquisition costs	309	286	604	583
Other operating	313	326	630	602
Interest	43	44	85	99

Total	2,013	2,023	4,048	4,015

Income before income tax	233	179	599	511
Income tax expense	(65)	(49)	(180)	(151)
Amounts attributable to noncontrolling interests	(17)	(17)	(42)	(48)

Net income attributable to Loews Corporation	$151	$113	$377	$312

Hardy Underwriting Bermuda Limited

As discussed in Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1, on July 2, 2012, CNA completed the previously announced acquisition of Hardy, a specialized Lloyd’s of London (“Lloyd’s”) underwriter, for approximately $230 million. The acquisition of Hardy aligns with CNA’s specialized underwriting focus and will be a key platform for expanding its global business through the Lloyd’s marketplace. The Lloyd’s market provides access to international licenses, sophisticated excess and surplus insurance business and other syndicated risks. Hardy will continue to operate under its own brand and its existing leadership team.

Three Months Ended June 30, 2012 Compared to 2011

Net income increased $38 million for the three months ended June 30, 2012 as compared with the 2011 period. This increase was primarily due to lower catastrophe losses, improved non-catastrophe current accident year underwriting results and improved results in long term care and life settlement contracts businesses, partially offset by lower net investment income. Catastrophe losses were $40 million (after tax and noncontrolling interests) for the three months ended June 30, 2012 as compared to catastrophe losses of $59 million (after tax and noncontrolling interests) for the same period in 2011. Net investment income decreased $47 million primarily due to unfavorable limited partnership results. See the Investments section of this MD&A for further discussion of net investment income.

Six Months Ended June 30, 2012 Compared to 2011

Net income increased $65 million for the six months ended June 30, 2012 as compared with the 2011 period. This increase was primarily due to lower catastrophe losses, favorable net prior year development and improved results in long term care and life settlement contracts businesses, partially offset by lower net investment income. Catastrophe losses were $56 million (after tax and noncontrolling interests) for the six months ended June 30, 2012 as compared to catastrophe losses of $91 million (after tax and noncontrolling interests) for the same period in 2011. Favorable net prior year development of $118 million and $107 million was recorded for the six months ended June 30, 2012 and 2011 related to CNA Specialty, CNA Commercial and Other segments. Net investment income decreased $19 million primarily due to unfavorable limited partnership results. Investment gains increased $13 million for the six months ended June 30, 2012 as compared with the same period in 2011. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

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

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
(In millions, except %)

Net written premiums	$718	$683	$1,483	$1,422
Net earned premiums	719	688	1,425	1,357
Net investment income	112	126	287	286
Net operating income	95	103	215	219
Net realized investment gains	5	4	10	9
Net income	100	107	225	228

Ratios:
Loss and loss adjustment expense	62.2%	60.8%	64.2%	62.5%
Expense	32.1	31.5	31.7	31.1
Dividend	0.1	(0.1)	(0.1)

Combined	94.4%	92.2%	95.8%	93.6%

Three Months Ended June 30, 2012 Compared to 2011

Net written premiums for CNA Specialty increased $35 million for the three months ended June 30, 2012 as compared with the same period in 2011, driven by increased rate. Net earned premiums increased $31 million as compared to the same period in 2011, consistent with increased net written premiums over recent quarters.

CNA Specialty’s average rate increased 5% for the three months ended June 30, 2012, as compared with an increase of 1% for the three months ended June 30, 2011 for the policies that renewed in each period. Retention of 86% was achieved in each period.

Net income decreased $7 million for the three months ended June 30, 2012 as compared with the same period in 2011 due to lower net operating income.

Net operating income decreased $8 million for the three months ended June 30, 2012 as compared with the same period in 2011, primarily due to lower favorable net prior year development and decreased net investment income. These unfavorable impacts were partially offset by the inclusion of CNA’s Surety business on a wholly owned basis in 2012.

The combined ratio increased 2.2 points for the three months ended June 30, 2012 as compared with the same period in 2011. The loss ratio increased 1.4 points, primarily due to the impact of lower favorable net prior year development, partially offset by an improved current accident year loss ratio.

Favorable net prior year development of $40 million and $53 million was recorded for the three months ended June 30, 2012 and 2011. Further information on CNA Specialty’s net prior year development for the three months ended June 30, 2012 and 2011 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2012 Compared to 2011

Net written premiums for CNA Specialty increased $61 million and net earned premiums increased $68 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to the same reasons discussed above in the three month comparison.

CNA Specialty’s average rate increased 4% for the six months ended June 30, 2012, as compared with flat average rate for the six months ended June 30, 2011 for the policies that renewed in each period. Retention of 86% was achieved in each period.

Net income decreased $3 million for the six months ended June 30, 2012 as compared with the same period in 2011, due to lower net operating income.

Net operating income decreased $4 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to lower favorable net prior year development. This unfavorable impact was partially offset by the inclusion of CNA’s Surety business on a wholly owned basis in 2012.

The combined ratio increased 2.2 points for the six months ended June 30, 2012 as compared with the same period in 2011. The loss ratio increased 1.7 points, primarily due to the impact of lower favorable net prior year development.

Favorable net prior year development of $55 million and $75 million was recorded for the six months ended June 30, 2012 and 2011. Further information on CNA Specialty’s net prior year development for the six months ended June 30, 2012 and 2011 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	June 30,	December 31,
	2012	2011
(In millions)

Gross Case Reserves	$2,451	$2,441
Gross IBNR Reserves	4,474	4,399

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,925	$6,840

Net Case Reserves	$2,114	$2,086
Net IBNR Reserves	3,992	3,937

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,106	$6,023

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

(In millions, except %)

Net written premiums	$889	$880	$1,732	$1,708
Net earned premiums	809	768	1,612	1,570
Net investment income	151	193	416	454
Net operating income	51	33	176	149
Net realized investment gains	8	7	14	16
Net income	59	40	190	165

Ratios:
Loss and loss adjustment expense	72.9%	80.7%	71.8%	77.9%
Expense	34.8	37.2	35.0	35.0
Dividend	0.4	0.4	0.4	0.1

Combined	108.1%	118.3%	107.2%	113.0%

Three Months Ended June 30, 2012 Compared to 2011

Net written premiums for CNA Commercial increased $9 million for the three months ended June 30, 2012 as compared with the same period in 2011. Net written premiums for the three months ended June 30, 2011 included $37 million related to a subsidiary that was sold in the fourth quarter of 2011. The increase was primarily driven by increased rate. Net earned premiums increased $41 million for the three months ended June 30, 2012 as compared with the same period in 2011. This increase was primarily due to unfavorable premium development recorded in 2011, as well as the impact of increased net written premiums over recent quarters. Further information on premium development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Commercial’s average rate increased 7% for the three months ended June 30, 2012, as compared with an increase of 2% for the three months ended June 30, 2011 for the policies that renewed in each period. Retention of 77% and 79% was achieved in each period.

Net income increased $19 million for the three months ended June 30, 2012 as compared with the same period in 2011. This increase was due to higher net operating income and net realized investment gains.

Net operating income increased $18 million for the three months ended June 30, 2012 as compared with the same period in 2011. This increase was due to lower catastrophe losses, improved non-catastrophe current accident year underwriting results and increased favorable net prior year development. These favorable impacts were partially offset by decreased net investment income.

The combined ratio improved 10.2 points for the three months ended June 30, 2012 as compared with the same period in 2011. The loss ratio improved 7.8 points, primarily due to the impacts of lower catastrophe losses, an improved current accident year non-catastrophe loss ratio and increased favorable net prior year development. Catastrophe losses were $65 million, or 8.0 points of the loss ratio, for the three months ended June 30, 2012, as compared to $96 million, or 12.5 points of the loss ratio, for the three months ended June 30, 2011.

The expense ratio improved 2.4 points for the three months ended June 30, 2012 as compared with the same period in 2011, primarily due to the impact of a higher net earned premium base.

Favorable net prior year development of $32 million and $10 million was recorded for the three months ended June 30, 2012 and 2011. Further information on CNA Commercial net prior year development for the three months ended June 30, 2012 and 2011 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2012 Compared to 2011

Net written premiums for CNA Commercial increased $24 million for the six months ended June 30, 2012 as compared with the same period in 2011. Net written premiums for the six months ended June 30, 2011 included $72 million related to a subsidiary that was sold in the fourth quarter of 2011. Net earned premiums increased $42 million for the six months ended June 30, 2012 as compared with the same period in 2011. These increases were due to the same reasons discussed above in the three month comparison.

CNA Commercial’s average rate increased 6% for the six months ended June 30, 2012 as compared with an increase of 1% for the six months ended June 30, 2011 for the policies that renewed in each period. Retention of 78% and 79% was achieved in each period.

Net income increased $25 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to higher net operating income.

Net operating income increased $27 million for the six months ended June 30, 2012 as compared with the same period in 2011. This increase was primarily due to lower catastrophe losses and increased favorable net prior year development, partially offset by decreased net investment income.

The combined ratio improved 5.8 points for the six months ended June 30, 2012 as compared with the same period in 2011. The loss ratio improved 6.1 points, primarily due to the same reasons discussed in the three month comparison above. Catastrophe losses were $91 million, or 5.6 points of the loss ratio, for the six months ended June 30, 2012, as compared to $149 million, or 9.5 points of the loss ratio, for the six months ended June 30, 2011.

Favorable net prior year development of $63 million and $25 million was recorded for the six months ended June 30, 2012 and 2011. Further information on CNA Commercial net prior year development for the six months ended June 30, 2012 and 2011 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	June 30,	December 31,
	2012	2011
(In millions)

Gross Case Reserves	$6,134	$6,266
Gross IBNR Reserves	5,182	5,243

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,316	$11,509

Net Case Reserves	$5,609	$5,720
Net IBNR Reserves	4,604	4,670

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,213	$10,390

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

(In millions)

Net earned premiums	$139	$141	$280	$285
Net investment income	201	189	399	377
Net operating income (loss)	2	(16)	(15)	(33)
Net realized investment gains (losses)	3		10	(2)
Net income (loss)	5	(16)	(5)	(35)

Three Months Ended June 30, 2012 Compared to 2011

Net earned premiums for Life & Group Non-Core decreased $2 million for the three months ended June 30, 2012 as compared with the same period in 2011. Net earned premiums relate primarily to the individual and group long term care businesses.

Net results increased $21 million for the three months ended June 30, 2012 as compared with the same period in 2011. This increase was primarily due to favorable experience in CNA’s long term care business and a significant gain related to a benefit on a life settlement contract.

Six Months Ended June 30, 2012 Compared to 2011

Net earned premiums for Life & Group Non-Core decreased $5 million for the six months ended June 30, 2012 as compared with the same period in 2011.

Net loss decreased $30 million for the six months ended June 30, 2012 as compared with the same period in 2011. This decrease was primarily due to the same reasons discussed above in the three month comparison, as well as improved net realized investment results.

Other

The following table summarizes the results of operations for the Other segment, including asbestos and environmental pollution (“A&EP”) and intrasegment eliminations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

(In millions)

Net investment income	$6	$9	$16	$20
Net operating loss	(10)	(19)	(31)	(47)
Net realized investment gains (losses)	(3)	1	(2)	1
Net loss	(13)	(18)	(33)	(46)

Three Months Ended June 30, 2012 Compared to 2011

Net loss decreased $5 million for the three months ended June 30, 2012 as compared with the same period in 2011, primarily due to the $13 million impact of a release of a previously established allowance for uncollectible reinsurance receivables arising from a change in estimate. This favorable impact was partially offset by increased expenses, including expenses of approximately $4 million related to the Hardy acquisition.

Favorable net prior year development of $3 million and $9 million was recorded for the three months ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012 Compared to 2011

Net loss decreased $13 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to the same reasons discussed above in the three month comparison.

There was no net prior year development for the six months ended June 30, 2012 as compared with favorable net prior year development of $7 million for the same period in 2011.

The following table summarizes the gross and net carried reserves for the Other segment:

	June 30,	December 31,
	2012	2011
(In millions)

Gross Case Reserves	$1,261	$1,321
Gross IBNR Reserves	1,604	1,808

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,865	$3,129

Net Case Reserves	$317	$347
Net IBNR Reserves	233	244

Total Net Carried Claim and Claim Adjustment Expense Reserves	$550	$591

Diamond Offshore

Internationally, the ultra-deepwater and deepwater floater markets are generally strong and continue to show signs of further strengthening, particularly in the ultra-deepwater segment where there are few uncontracted rigs available to work in 2012, with the market remaining tight into early 2013. Diamond Offshore believes that the decreasing availability of rigs in this market will continue to put upward pressure on dayrates during the remainder of 2012. However, due to its contracted backlog in 2012 and 2013, Diamond Offshore has limited availability in this market. In addition, based on second quarter 2012 analyst data, there are over 90 floater rigs, primarily ultra-deepwater and deepwater units, on order or under construction, including 33 rigs reportedly awarded for construction by Petróleo Brasileiro S.A., (“Petrobras”). Over half of these rigs are expected to be delivered and enter the market during the remainder of 2012 through 2014. Not counting the 33 rigs Petrobras has announced it intends to have built, many of the floaters scheduled for delivery after 2012 are not yet contracted for future work, including two of Diamond Offshore’s drillships under construction.

Market strength for ultra-deepwater and deepwater rigs varies among geographic regions, but generally is strong or nearing current rig capacity. As a result of successful exploration and development programs offshore Brazil and West Africa, there continues to be a robust market for deepwater and ultra-deepwater rigs in those regions. Significant pre-salt oil and gas discoveries offshore Brazil have reportedly led to strong demand for deepwater rigs as Petrobras and others seek to develop these finds. In response, Petrobras has reportedly awarded 33 ultra-deepwater rigs for construction. These rigs, to be built domestically in Brazil, are scheduled for delivery between 2016 and 2020. However, additional demand for ultra-deepwater rigs could develop if Brazilian drilling programs, including those of Petrobras, are accelerated prior to delivery of domestically-constructed rigs or if construction delays are encountered by the Brazilian shipyards.

Market strength for mid-water floaters is stable or improving depending on the geographic market. In the North Sea, the mid-water market is strong, with signs of increasing dayrates, and in the Mediterranean region, demand remains solid. The Southeast Asia and Australia markets also remain steady.

Industry-wide floater utilization is reported to be greater than 90%, and as of July 16, 2012, Diamond Offshore’s floating rigs were committed for approximately 82% of the days remaining in 2012 and 66% of 2013.

During the first half of 2012, Diamond Offshore sold six jack-up rigs, resulting in a pretax gain of approximately $76 million.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of July 16, 2012 and February 1, 2012 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2011). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 16, 2012	February 1, 2012
(In millions)

Floaters:
Ultra-Deepwater (a)	$4,571	$4,926
Deepwater (b)	1,218	1,081
Mid-Water (c)	2,599	2,348

Total Floaters	8,388	8,355
Jack-ups	226	277

Total	$8,614	$8,632

(a)	As of July 16, 2012, for ultra-deepwater floaters includes (i) $1.6 billion attributable to contracted operations offshore Brazil for the years 2012 to 2015 and (ii) $1.8 billion attributable to future work for two drillships under construction for the years 2013 to 2019.
(b)	As of July 16, 2012, for deepwater floaters includes (i) $689 million attributable to contracted operations offshore Brazil for the years 2012 to 2016 and (ii) $179 million for the years 2013 to 2014 attributable to future work for the Ocean Onyx, which is under construction.
(c)	As of July 16, 2012, for mid-water floaters includes $1.2 billion attributable to contracted operations offshore Brazil for the years 2012 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of July 16, 2012:

Year Ended December 31	Total	2012 (a)	2013	2014	2015 - 2019
(In millions)

Floaters:
Ultra-Deepwater (b)	$4,571	$430	$904	$1,138	$2,099
Deepwater (c)	1,218	314	440	268	196
Mid-Water (d)	2,599	603	955	801	240

Total Floaters	8,388	1,347	2,299	2,207	2,535
Jack-ups	226	67	108	38	13

Total	$8,614	$1,414	$2,407	$2,245	$2,548

(a)	Represents a six-month period beginning July 1, 2012.
(b)	As of July 16, 2012, for ultra-deepwater floaters includes (i) $258 million, $524 million, $524 million and $324 million for the years 2012 to 2015, attributable to contracted operations offshore Brazil and (ii) $3 million and $274 million for the years 2013 and 2014, and $1.5 billion in the aggregate for the years 2015 to 2019, attributable to future work for two drillships under construction.
(c)	As of July 16, 2012, for deepwater floaters includes (i) $122 million, $222 million and $149 million for the years 2012 to 2014, and $196 million in the aggregate for the years 2015 to 2016, attributable to contracted operations offshore Brazil and (ii) $59 million and $120 million for the years 2013 and 2014, attributable to future work for the Ocean Onyx, which is under construction.
(d)	As of July 16, 2012, for mid-water floaters includes $287 million, $477 million, $368 million and $86 million for the years 2012 to 2015, attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of July 16, 2012. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHawk, Ocean Onyx, Ocean BlackHornet, Ocean BlackRhino and Ocean BlackLion which are all under construction.

Year Ended December 31	2012 (a) (b)	2013 (b)	2014	2015 - 2019

Floaters:
Ultra-Deepwater	97%	91%	78%	30%
Deepwater	100%	66%	30%	9%
Mid-Water	71%	55%	39%	8%
All Floaters	82%	66%	49%	15%
Jack-ups	70%	53%	23%	5%

(a)	Represents a six month period beginning July 1, 2012.
(b)	As of July 16, 2012, includes approximately 550 and 600 currently known, scheduled shipyard, survey and mobilization days for 2012 and 2013.

Dayrate and Utilization Statistics

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenue earning days (a)
Floaters:
Ultra-Deepwater	649	666	1,269	1,222
Deepwater	377	444	777	816
Mid-Water	1,142	1,410	2,266	2,868
Jack-ups	419	714	941	1,269

Utilization (b)
Floaters:
Ultra-Deepwater	89%	92%	87%	84%
Deepwater	83%	98%	85%	90%
Mid-Water	66%	77%	66%	79%
Jack-ups	49%	60%	46%	54%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$354,000	$339,600	$359,000	$341,200
Deepwater	371,600	421,900	365,000	385,700
Mid-Water	262,200	265,200	264,200	269,900
Jack-ups	94,100	81,600	90,000	81,900

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2012 and 2011, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Contract drilling revenues	$726	$870	$1,481	$1,659
Net investment income	1	2	3	2
Investment gains				1
Other revenue	66	20	105	40

Total	793	892	1,589	1,702

Expenses:
Contract drilling expenses	405	388	802	750
Other operating expenses	129	139	261	268
Interest	13	22	28	44

Total	547	549	1,091	1,062

Income before income tax	246	343	498	640
Income tax expense	(52)	(86)	(125)	(142)
Amounts attributable to noncontrolling interests	(100)	(132)	(192)	(256)

Net income attributable to Loews Corporation	$94	$125	$181	$242

Three Months Ended June 30, 2012 Compared to 2011

Net income decreased $31 million for the three months ended June 30, 2012 as compared with the 2011 period, reflecting both a decline in revenue and an increase in contract drilling expense. Net income for the second quarter of 2012 included a $23 million gain (after tax and noncontrolling interests) on the sale of five jack-up rigs. Aggregate revenue for Diamond Offshore’s floater and jack-up fleets decreased $144 million, or 17%, as compared to the second quarter of 2011, while contract drilling expense increased $17 million, or 4%, during the same period. Contract drilling revenue for the second quarter of 2012 was negatively impacted by an aggregate 647-day decrease in revenue earning days as well as a decrease in average daily revenue earned by Diamond Offshore’s deepwater and mid-water floaters, as compared to the 2011 period. The increase in contract drilling expense for the second quarter of 2012 primarily reflects higher repair and inspection costs, partially offset by a $9 million reduction in contract drilling expense for the jack-up fleet, primarily due to the absence of operating costs during the second quarter of 2012 for the recently sold jack-up rigs.

Revenue generated by ultra-deepwater floaters decreased less than $1 million during the second quarter of 2012 as compared with 2011 primarily due to decreased utilization of $6 million and decreased amortized mobilization fees of $4 million. These decreases were partially offset by a $9 million increase in average daily revenue in 2012. This increase was primarily due to a higher dayrate earned by the Ocean Monarch operating offshore Vietnam in the second quarter of 2012 compared to the rate earned by the rig operating in the Gulf of Mexico in the second quarter of 2011.

Revenue generated by deepwater floaters decreased $50 million in the second quarter of 2012 as compared with 2011, primarily due to a $28 million decrease in utilization, a $19 million decrease in average daily revenue and a $3 million decrease in amortized mobilization fees. The decrease in utilization was primarily due to downtime associated with the Ocean Star’s five year survey. The decrease in average daily revenue earned during the second quarter of 2012 was primarily due to the Ocean Valiant and Ocean Victory currently working at significantly lower dayrates than in the prior year period.

Revenue generated by mid-water floaters decreased $73 million during the second quarter of 2012 as compared with 2011, primarily due to a $71 million decrease in utilization from 268 fewer revenue earning days in the second quarter of 2012 as compared with 2011. This decrease was primarily attributable to planned downtime for mobilization and shipyard projects (106 additional days) and unplanned downtime for repairs and the warm stacking of rigs between contracts (162 additional days).

Revenue earned by jack-up rigs decreased $20 million in the second quarter of 2012 as compared with 2011, primarily due to the sale of six jack-up rigs in the first half of 2012 including three rigs that were fully utilized during the second quarter of 2011. The impact of the sale of these rigs during the second quarter of 2012 was an incremental reduction in revenue of $15 million during the second quarter of 2012 compared to the prior year period. Revenue for the second quarter of 2012 was further reduced by $5 million due to a decrease in dayrate for a jack-up rig operating offshore Mexico due to a contract renewal at a lower dayrate.

Six Months Ended June 30, 2012 Compared to 2011

Net income decreased $61 million for the six months ended June 30, 2012 as compared with the 2011 period, reflecting both a decline in revenue and an increase in contract drilling expense. Net income for the six months ended June 30, 2012 included a $32 million gain (after tax and noncontrolling interests) on the sale of six jack-up rigs. Aggregate revenue for Diamond Offshore’s floater and jack-up fleets decreased $178 million, or 11%, as compared to the 2011 period, while contract drilling expense increased $52 million, or 7%, during the same period. Contract drilling revenue for the six months ended June 30, 2012 was negatively impacted by a decrease in both revenue earning days and average daily revenue earned by Diamond Offshore’s deepwater and mid-water floaters, as compared to the 2011 period, partially offset by favorable revenue variances for its ultra-deepwater floaters. The increase in contract drilling expense for the six months ended June 30, 2012 primarily reflects the higher cost of operating rigs internationally rather than domestically, including costs associated with the mobilization and demobilization of rigs to and from locations, personnel and related costs, freight, agency fees and non-income based taxes and other costs associated with establishing and maintaining shorebase offices in international locations.

Revenue generated by ultra-deepwater floaters increased $46 million during the six months ended June 30, 2012 as compared with 2011, primarily due to increased utilization of $16 million from 47 additional revenue earning days, increased average daily revenue of $22 million and increased amortized mobilization fees of $7 million. Revenue earning days increased in the six months ended June 30, 2012, primarily due to the Ocean Monarch which logged 112 incremental revenue earnings days, as compared with the six months ended June 30, 2011 when the rig incurred unplanned downtime for a substantial portion of the period as a result of a force majeure assertion by a customer.

Revenue generated by deepwater floaters decreased $37 million in the six months ended June 30, 2012 as compared with 2011, primarily due to a $15 million decrease in utilization as a result of 39 fewer revenue earning days, a $16 million decrease in average daily revenue and a $6 million decrease in amortized mobilization fees.

Revenue generated by mid-water floaters decreased $164 million during the six months ended June 30, 2012 as compared with 2011, primarily due to a $163 million decrease in utilization and a $13 million decrease in average daily revenue, partially offset by a $12 million increase in amortized mobilization fees. Revenue earning days decreased by 602 in the six months ended June 30, 2012 as compared with 2011, primarily attributable to planned downtime for mobilization and shipyard projects (235 additional days), unplanned downtime for repairs and the warm stacking of rigs between contracts (293 additional days), partially offset by 91 fewer cold stacked days during the period as a result of upgrading the Ocean Onyx at the end of 2011 for deepwater service, offset by the cold stacking of the Ocean Epoch in the first quarter of 2011.

Revenue earned by jack-up rigs decreased $23 million in the six months ended June 30, 2012 as compared with 2011, primarily due to the sale of six jack-up rigs in 2012 which resulted in an incremental reduction in revenue of $20 million compared to the 2011 period.

Boardwalk Pipeline

The majority of Boardwalk Pipeline’s transportation revenues are derived from capacity reservation charges under firm agreements, which typically have multi-year terms. Boardwalk Pipeline’s customers’ obligations to pay contractual reservation charges are not impacted by the volume of natural gas they actually transport. The majority of Boardwalk Pipeline’s storage revenues are derived from capacity reservation charges under firm storage agreements. Unlike Boardwalk Pipeline’s transportation contracts, firm storage agreements tend to be of a shorter term, primarily due to market alternatives and the needs of its customers.

The amount of natural gas being produced from unconventional natural gas production areas has greatly increased in recent years. This dynamic drove the pipeline industry, including Boardwalk Pipeline, to construct substantial new pipeline infrastructure to support this development. However, the oversupply of gas from these and other production areas has resulted in gas prices that are substantially lower than in recent years, which has caused producers to scale back production to levels below those that were expected when the new infrastructure was built. In addition, certain of these new supply basins, such as the Marcellus and Utica Shale plays, are closer to the traditional high value markets served by interstate pipelines, a development that has further affected how natural gas moves across the interstate pipeline grid. These factors have led to increased competition in certain pipeline markets, as well as the narrowing of price differentials between producing/supply areas and market areas (basis spreads), which has put significant downward pressure on pricing for both firm and interruptible transportation capacity that Boardwalk Pipeline is currently marketing.

As of June 30, 2012, a substantial portion of Boardwalk Pipeline’s transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately six years. Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and must be renewed or replaced. Despite the challenging market conditions described above, Boardwalk Pipeline has renewed or replaced most of the firm transportation volumes that have expired or will expire in 2012, though in some cases at lower prices. At this time Boardwalk Pipeline is still in discussions to renew many of its firm contracts that expire in 2013, with the outcome uncertain until those discussions are concluded. Accordingly, Boardwalk Pipeline cannot be certain that it will renew or replace all of its expiring firm transportation agreements or, in light of current market conditions, that any such renewal or replacement contracts will generate revenues comparable to 2012.

The market for storage and parking and lending (“PAL”) services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Time period price spreads declined from 2010 to 2011 and improved in the first half of 2012; however, Boardwalk Pipeline believes that current forward pricing curves indicate that the time period price spreads for 2013 may not be as favorable. Forward pricing curves change frequently as a result of a variety of market factors (including weather, levels of storage gas and available capacity, among others) and as such may not be a reliable predictor of actual future events. Accordingly, Boardwalk Pipeline cannot predict its future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above.

Boardwalk HP Storage Company, LLC (“HP Storage”), acquired in December of 2011, owns seven salt dome natural gas storage caverns and associated assets in Mississippi. HP Storage contributed $13 million and $25 million in revenues and $1 million and $2 million in net income (after tax and noncontrolling interests) for the three and six months ended June 30, 2012.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2012 and 2011 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$277	$263	$591	$574
Investment losses	(2)		(2)

Total	275	263	589	574

Expenses:
Operating	169	211	350	392
Interest	42	39	83	87

Total	211	250	433	479

Income before income tax	64	13	156	95
Income tax expense	(15)	(3)	(37)	(24)
Amounts attributable to noncontrolling interests	(25)	(5)	(60)	(33)

Net income attributable to Loews Corporation	$24	$5	$59	$38

Three Months Ended June 30, 2012 Compared to 2011

Total revenues increased $12 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to $13 million of storage and transportation revenues earned from HP Storage. In addition, firm transportation revenues increased $8 million primarily due to contractual capacity increases and PAL and storage revenues increased $5 million due to improved market conditions. The increase in revenues was partially offset by lower natural gas prices, which resulted in a decrease in retained fuel of $11 million.

Operating expenses decreased $42 million for the three months ended June 30, 2012, compared to the same period in 2011. The primary drivers of the decrease were a $28 million impairment charge associated with Boardwalk Pipeline’s materials and supplies and $4 million of gas losses associated with the Bistineau storage facility recorded in the 2011 period. In addition, in the 2012 period there were lower natural gas prices causing a decrease in fuel consumed of $10 million and lower general and administrative costs of $9 million. These decreases were partially offset by $7 million of expenses incurred by HP Storage and $3 million of asset impairment charges. Interest expense increased by $3 million for the three months ended June 30, 2012, compared to the same period in 2011 from increased debt levels and higher average interest rates.

Six Months Ended June 30, 2012 Compared to 2011

Total revenues increased $15 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to $25 million of storage and transportation revenues earned from HP Storage. In addition, transportation revenues increased $10 million due to contractual capacity increases, partially offset by lower interruptible services, and PAL and storage revenues increased $4 million, due to improved market conditions. The increase in revenues was partially offset by lower natural gas prices, which resulted in a decrease in retained fuel of $23 million.

Operating expenses decreased $42 million for the six months ended June 30, 2012, compared to the same period in 2011. The primary drivers of the decrease were a $28 million impairment charge associated with Boardwalk Pipeline’s materials and supplies, an expense of $5 million representing an insurance deductible associated with replacing compressor assets and $4 million of gas losses associated with the Bistineau storage facility recorded in the 2011 period. In addition, in the 2012 period there were lower natural gas prices causing a decrease in fuel consumed of $15 million, lower general and administrative costs of $13 million and $5 million of gains on the sale of pipe inventory and an insurance recovery. These decreases were partially offset by $16 million of expenses incurred by HP Storage and $7 million of asset impairment charges. Interest expense decreased $4 million for the six months ended June 30, 2012, primarily from a charge on the early extinguishment of debt recorded in the 2011 period, partially offset by increased debt levels and higher average interest rates.

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

HighMount’s revenues and profitability depend substantially on natural gas and oil prices and HighMount’s ability to increase its natural gas and oil production. For the period July 2008 through June 2012, NYMEX natural gas contract settlement prices have ranged from a high of $13.11 in July 2008 to a low of $2.04 in May 2012. This price decline is reflective of an increase in the supply of natural gas resulting from new sources of supply recoverable from shale formations, primarily the result of technological advancements in horizontal drilling and hydraulic fracturing. As a result of the decline in natural gas prices, HighMount changed its drilling program in 2011 to develop properties that produce primarily oil and natural gas liquids to benefit from the higher prices for these commodities. Revenues from the sale of natural gas amounted to 53% of HighMount’s total revenues for the six months ended June 30, 2012 as compared to 65% of its total revenue for the six months ended June 30, 2011. The price HighMount realizes for its production is also affected by HighMount’s hedging activities, as well as locational differences in market prices. As a result of significant declines in natural gas and NGL prices at June 30, 2012, HighMount performed a goodwill impairment test. HighMount also performed its annual goodwill impairment test as of April 30, 2012. No impairment charges were required.

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

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Gas production (Bcf)	10.1	11.8	20.4	23.4
Gas sales (Bcf)	9.5	11.1	19.2	22.0
Oil production/sales (Mbbls)	101.1	81.6	182.1	142.2
NGL production/sales (Mbbls)	582.3	671.3	1,215.1	1,374.1
Equivalent production (Bcfe)	14.2	16.4	28.8	32.5
Equivalent sales (Bcfe)	13.5	15.6	27.5	31.1

Average realized prices without hedging results:
Gas (per Mcf)	$2.11	$4.21	$2.34	$4.08
NGL (per Bbl)	36.21	54.28	41.07	51.02
Oil (per Bbl)	83.31	97.28	89.10	93.02
Equivalent (per Mcfe)	3.65	5.83	4.03	5.57

Average realized prices with hedging results:
Gas (per Mcf)	$3.89	$5.53	$4.06	$5.96
NGL (per Bbl)	38.38	39.72	39.12	39.25
Oil (per Bbl)	89.01	97.28	91.67	93.02
Equivalent (per Mcfe)	5.03	6.14	5.15	6.38

Average cost per Mcfe:
Production expenses	$1.30	$1.21	$1.29	$1.21
Production and ad valorem taxes	0.24	0.48	0.27	0.46
General and administrative expenses	0.82	0.60	0.77	0.63
Depletion expense	1.46	1.14	1.51	1.13

Results of Operations

The following table summarizes the results of operations for HighMount for the three and six months ended June 30, 2012 and 2011, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$69	$98	$145	$202

Total	69	98	145	202

Expenses:
Other operating expenses
Impairment of natural gas and oil properties	222		266
Operating	61	62	124	125
Interest	3	12	6	24

Total	286	74	396	149

Income (loss) before income tax	(217)	24	(251)	53
Income tax (expense) benefit	78	(9)	90	(19)

Net income (loss) attributable to Loews Corporation	$(139)	$15	$(161)	$34

For the three and six months ended June 30, 2012, HighMount recorded non-cash ceiling test impairment charges of $222 million and $266 million ($142 million and $170 million after tax) related to the carrying value of its natural gas and oil properties. The write-downs were the result of declines in natural gas and NGL prices. The ceiling test calculation was based on average 12-month prices of $3.15 per MMBtu for natural gas, $51.59 per Bbl for NGLs and $95.67 per Bbl for oil. If prices remain unchanged through 2012, it is likely that HighMount will incur non-cash after tax ceiling test impairments ranging from approximately $230 million to $280 million for the remainder of 2012. The extent of any future impairment is dependent on factors existing on the measurement date, such as sale prices, operating costs, drilling costs, and the associated impact on proved undeveloped well locations included in HighMount’s total proved reserves.

Three Months Ended June 30, 2012 Compared to 2011

HighMount’s operating revenues decreased $29 million in the second quarter of 2012 as compared with 2011 due to decreased natural gas and NGL prices and sales volumes. Average prices realized per Mcfe were $5.03 in the second quarter of 2012 compared to $6.14 in the 2011 period. HighMount sold 13.5 Bcfe in the second quarter of 2012 compared to 15.6 Bcfe in the 2011 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

HighMount had hedges in place as of June 30, 2012 that cover approximately 66.4% and 28.3% of total estimated 2012 and 2013 natural gas equivalent production at a weighted average price of $5.49 and $6.23 per Mcfe.

Operating expenses were $61 million for the three months ended June 30, 2012 as compared to $62 million for the 2011 period. Production expenses and production and ad valorem taxes were $24 million for the three months ended June 30, 2012, compared to $30 million for the 2011 period. This decrease is due primarily to lower production taxes, which are driven by lower commodity prices. DD&A expenses were $26 million for the three months ended June 30, 2012, compared to $24 million for the 2011 period. The increase in DD&A expenses was primarily due to negative reserve revisions in 2011 and projected future development activity focused on developing oil and NGL reserves.

Six Months Ended June 30, 2012 Compared to 2011

HighMount’s operating revenues decreased $57 million for the six months ended June 30, 2012, as compared with the 2011 period due to decreased natural gas and NGL prices and sales volumes. Average prices realized per Mcfe were $5.15 in 2012 compared to $6.38 in the 2011 period. HighMount sold 27.5 Bcfe in 2012 compared to 31.1 Bcfe in the 2011 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

Operating expenses decreased by $1 million for the six months ended June 30, 2012, as compared with the 2011 period. Production expenses and production and ad valorem taxes were $49 million for the six months ended June 30, 2012, compared to $59 million for the 2011 period. This decrease is due primarily to lower production taxes, which are driven by lower commodity prices. DD&A expenses were $53 million in 2012, compared to $47 million in 2011. The increase in DD&A expenses was primarily due to negative reserve revisions in 2011 and projected future development activity focused on developing oil and NGL reserves.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2012 and 2011 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$94	$89	$174	$169

Total	94	89	174	169

Expenses:
Operating	81	75	152	150
Interest	2	3	4	5

Total	83	78	156	155

Income before income tax	11	11	18	14
Income tax expense	(5)	(5)	(8)	(6)

Net income attributable to Loews Corporation	$6	$6	$10	$8

Revenues increased by $5 million, or 5.6% and 3.0%, for the three and six months ended June 30, 2012 as compared to the 2011 periods. Net income for the three months ended June 30, 2012 was consistent with the 2011 period and increased by $2 million for the six months ended June 30, 2012 as compared to the 2011 period.

Revenue per available room increased $6.49 and $5.00 to $182.08 and $168.90 for the three and six months ended June 30, 2012 as compared to the 2011 periods. The increase in revenue per available room reflects improving occupancy and average room rates. Occupancy rates increased to 80.6% and 74.3% in the three and six months ended June 30, 2012, from 78.8% and 73.2% in the 2011 periods. Average room rates increased by $2.95 and $3.43, or 1.3% and 1.5%, in the three and six months ended June 30, 2012 as compared to the 2011 periods.

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

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2012 and 2011 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Net investment income (loss)	$(85)		$(9)	$41
Other	(2)	$(1)

Total	(87)	(1)	(9)	41

Expenses:
Operating	28	12	40	28
Interest	10	11	20	25

Total	38	23	60	53

Loss before income tax	(125)	(24)	(69)	(12)
Income tax benefit	43	8	22	3

Net loss attributable to Loews Corporation	$(82)	$(16)	$(47)	$(9)

Revenues decreased by $86 million and $50 million for the three and six months ended June 30, 2012, as compared to the 2011 periods. Investment income decreased primarily due to lower performance of equity investments in the trading portfolio and limited partnerships for the three and six months ended June 30, 2012.

There was a net loss of $82 million and $47 million for the three and six months ended June 30, 2012 as compared to a net loss of $16 million and $9 million in the 2011 periods. These changes were primarily due to the change in revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.

For the six months ended June 30, 2012, net cash provided by operating activities was $618 million as compared with $412 million for the same period in 2011. Cash provided by operating activities was favorably affected by increased receipts relating to returns on limited partnerships in 2012 as compared with the same period in 2011. In addition, CNA received a $75 million federal income tax refund in 2012.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2012, net cash used by investing activities was $510 million as compared with net cash provided of $97 million for the same period in 2011. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activities, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the six months ended June 30, 2012, net cash used by financing activities was $83 million as compared with $504 million for the same period in 2011. During 2011, CNA purchased the noncontrolling interest of Surety.

Liquidity

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. The Hardy acquisition, which closed on July 2, 2012, was funded through existing liquidity.

During the second quarter of 2012, CNA entered into a new credit agreement with a syndicate of banks. The new credit agreement established a four-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. Under the new credit agreement CNA is required to pay a facility fee which would adjust automatically in the event of a change in CNA’s financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. In addition, CNA’s previous credit agreement was canceled as of the effective date of the new credit agreement. As of June 30, 2012, CNA had no outstanding borrowings under the new credit agreement.

Diamond Offshore

Cash and investments totaled $1.4 billion at June 30, 2012, compared to $1.2 billion at December 31, 2011. During the first six months of 2012, Diamond Offshore paid cash dividends totaling $246 million, consisting of aggregate regular cash dividends of $35 million and aggregate special cash dividends of $211 million. On July 18, 2012, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the six months ended June 30, 2012 decreased $110 million compared to the 2011 period, primarily due to lower earnings. Cash used in investing activities for the six months ended June 30, 2012 decreased $337 million compared to the 2011 period. This decrease was due to higher capital expenditures in the first half of 2011 related to the first installments for the construction of three new, ultra-deepwater drillships and the sale of six jack-up rigs for cash proceeds of $132 million in 2012.

Diamond Offshore is currently obligated under a vessel modification agreement and four separate turnkey contracts for the construction of a semisubmersible rig and four new ultra-deepwater drillships. Diamond Offshore estimates that the aggregate cost for the construction of the semisubmersible rig and the four new drillships, including commissioning, spares and project management, to be approximately $300 million and $2.6 billion. During the first six months of 2012, Diamond Offshore spent $268 million towards the construction of these four new drillships and the semisubmersible rig. In addition, Diamond Offshore spent approximately $116 million during the period related to its ongoing capital maintenance programs.

For 2012, Diamond Offshore has budgeted approximately $400 million for capital expenditures associated with the construction of its new drillships and the semisubmersible rig, and an additional $320 million for capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements. Diamond Offshore expects to finance its 2012 capital expenditures through the use of existing cash balances or internally generated funds.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Diamond Offshore determines the amount of cash required to meet its capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, its ongoing rig equipment replacement and enhancement programs and its obligations relating to the construction of its four new drillships and semisubmersible rig. As a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. However, Diamond Offshore believes that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., will be sufficient to meet both its working capital requirements and its capital commitments over the next twelve months. Diamond Offshore will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

Boardwalk Pipeline

At June 30, 2012 and December 31, 2011, cash and investments amounted to $11 million and $23 million. Funds from operations for the six months ended June 30, 2012 amounted to $281 million, compared to $243 million for the 2011 period. For the six months ended June 30, 2012 and 2011, Boardwalk Pipeline’s capital expenditures were $91 million and $74 million, which included $55 million and $32 million of growth capital expenditures. Boardwalk Pipeline expects 2012 growth capital expenditures to be approximately $210 million.

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

In April of 2012, Boardwalk Pipeline entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement) with Wells Fargo Bank, N.A., as Administrative Agent, having aggregate lending commitments of $1.0 billion. The Amended Credit Agreement has a maturity date of April 2017. As of June 30, 2012, Boardwalk Pipeline had $215 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 1.4% and had no letters of credit issued. As of June 30, 2012, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility and had available borrowing capacity of $785 million.

In February of 2012, Boardwalk Pipeline sold 9.2 million common units at a price of $27.55 per unit in a public offering and received net proceeds of $250 million, including a $5 million contribution from us to maintain our 2% general partner interest. The net proceeds were used to repay borrowings under Boardwalk Pipeline’s revolving credit facility and to purchase the remaining equity ownership of HP Storage.

In June of 2012, Boardwalk Pipeline issued $300 million principal amount of 4.0% senior notes due June 15, 2022. Boardwalk Pipeline used the proceeds to repay borrowings outstanding under its revolving credit facility.

HighMount

At June 30, 2012 and December 31, 2011, cash and investments amounted to $8 million and $85 million. Net cash flows provided by operating activities were $76 million and $81 million for the six months ended June 30, 2012 and 2011. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the six months ended June 30, 2012, was $153 million, compared to $88 million for the 2011 period. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $108 million and $43 million on capital expenditures for its drilling program in the six months ended June 30, 2012 and 2011. HighMount expects to spend approximately $160 million on capital expenditures during the second half of 2012 developing its natural gas and oil reserves. Capital spending in 2012 will be focused on liquid-rich and oil drilling opportunities. Funds for capital expenditures and working capital requirements are expected to be provided primarily from operating activities and the available capacity under the revolving credit facility.

At June 30, 2012, HighMount had $600 million of term loans outstanding. In addition, $100 million was outstanding under HighMount’s $250 million revolving credit facility with remaining available capacity of approximately $150 million. In July 2012, HighMount borrowed an additional $20 million under its revolving credit facility, reducing its available capacity to approximately $130 million as of the borrowing date.

HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio and a minimum present value of proved natural gas and oil reserves to total debt ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to engage in certain transactions, including transactions with affiliates. At June 30, 2012, HighMount was in compliance with all of its covenants under the credit agreement.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments totaled $44 million at June 30, 2012, as compared to $81 million at December 31, 2011. Funds for capital expenditures, working capital requirements and mortgage debt coming due in the next twelve months are expected to be provided from operations, refinancing, newly incurred debt, existing cash balances and advances or capital contributions from us.

On June 15, 2012, Loews Hotels acquired a hotel in Hollywood, California, which will be operated as the Loews Hollywood Hotel. The acquisition was funded with a combination of existing cash balances, newly incurred debt and a capital contribution from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at June 30, 2012 totaled $3.7 billion, as compared to $3.3 billion at December 31, 2011. During the six months ended June 30, 2012, we received $285 million from the sale of our 80% ownership interest in HP Storage to Boardwalk Pipeline and $341 million in interest and dividends from our subsidiaries. These inflows were partially offset by the payment of $51 million to fund treasury stock purchases, the payment of $50 million of cash dividends to our shareholders and a capital contribution of $43 million to our subsidiaries.

As of June 30, 2012, there were 395,574,076 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the six months ended June 30, 2012, we purchased 1.3 million shares of Loews common stock at an aggregate cost of $51 million.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
(In millions)

Fixed maturity securities	$505	$505	$1,021	$1,011
Short term investments	2	2	3	4
Limited partnerships	(35)	11	95	125
Equity securities	2	6	6	12
Trading portfolio	4	3	11	6
Other	7	5	11	9

Gross investment income	485	532	1,147	1,167
Investment expense	(15)	(15)	(29)	(30)

Net investment income	$470	$517	$1,118	$1,137

Net investment income decreased $47 million for the three months ended June 30, 2012 as compared with the same period in 2011. The decrease was primarily driven by a significant decrease in limited partnership investment results which were affected by less favorable equity market returns.

Net investment income decreased $19 million for the six months ended June 30, 2012 as compared with the same period in 2011. The decrease was primarily driven by a decrease in limited partnership investment results, partially offset by higher fixed maturity securities income. The increase in fixed maturity securities income was driven by a higher invested asset base and the favorable net impact of changes in estimates of prepayments for asset-backed securities, partially offset by reinvestment at lower market rates.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.4% and 5.5% for the six months ended June 30, 2012 and 2011. Tax-exempt municipal bonds generated $69 million and $135 million of net investment income for the three and six months ended June 30, 2012 compared with $58 million and $114 million of net investment income for the same periods in 2011.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$20	$38	$43	$91
States, municipalities and political subdivisions	12	11	27	(10)
Asset-backed	(17)	(32)	(29)	(47)
U.S. Treasury and obligations of government-sponsored enterprises	1	1	2	1
Foreign government	1	2	4	2
Redeemable preferred stock				3

Total fixed maturity securities	17	20	47	40
Equity securities		(2)	1	(2)
Derivative securities	1			(1)
Short term investments		2		3
Other	4	(1)	6	1

Total realized investment gains	22	19	54	41
Income tax expense	(8)	(6)	(19)	(14)
Amounts attributable to noncontrolling interests	(2)	(1)	(4)	(3)

Net realized investment gains attributable to Loews Corporation	$12	$12	$31	$24

Net realized investment gains were consistent at $12 million and increased $7 million for the three and six months ended June 30, 2012 compared to the same periods in 2011. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.6% and 92.1% of which were rated as investment grade (rated BBB- or higher) at June 30, 2012 and December 31, 2011. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these providers, CNA formulates an internal rating. At June 30, 2012 and December 31, 2011, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	June 30, 2012		December 31, 2011
(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,605	11.1%	$4,760	11.9%
AAA	3,440	8.3	3,421	8.6
AA and A	18,765	45.4	17,807	44.6
BBB	11,482	27.8	10,790	27.0
Non-investment grade	3,075	7.4	3,159	7.9

Total	$41,367	100.0%	$39,937	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3.0 billion and

$3.2 billion at June 30, 2012 and December 31, 2011. The following table summarizes the ratings of this portfolio at fair value.

	June 30, 2012		December 31, 2011
(In millions of dollars)

BB	$1,485	48.3%	$1,484	47.0%
B	772	25.1	867	27.4
CCC-C	676	22.0	689	21.8
D	142	4.6	119	3.8

Total	$3,075	100.0%	$3,159	100.0%

The gross unrealized loss on available-for-sale fixed maturity securities was $314 million at June 30, 2012. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	Percent of Fair Value	Percent of Unrealized Loss

Due in one year or less	6%	4%
Due after one year through five years	32	19
Due after five years through ten years	31	38
Due after ten years	31	39

Total	100%	100%

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

	June 30, 2012		December 31, 2011

	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Life & Group
Non-Core	$14,546	11.7	$13,820	11.5
Other interest sensitive investments	28,512	3.9	28,071	3.9

Total	$43,058	6.5	$41,891	6.4

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

Select Asset Class Discussion

CNA’s fixed maturity portfolio includes European exposure. The following table summarizes European exposure included within fixed maturity holdings:

	Corporate		Sovereign	Total

June 30, 2012	Financial Sector	Other Sectors
(In millions)

AAA	$180	$26	$136	$342
AA	204	102	30	336
A	881	701	11	1,593
BBB	296	1,134	1	1,431
Non-investment grade	32	174		206

Total fair value	$1,593	$2,137	$178	$3,908

Total amortized cost	$1,556	$1,948	$176	$3,680

European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity’s management location, country of primary listing, revenue and reporting currency. As of June 30, 2012, securities with a fair value and amortized cost of $1.9 billion and $1.8 billion relate to Eurozone countries, which consist of member states of the European Union that use the Euro as their national currency. Of this amount, securities with a fair value and amortized cost of $326 million and $342 million pertain to Greece, Italy, Ireland, Portugal and Spain.

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	June 30, 2012	December 31, 2011
(In millions)

Short term investments:
Commercial paper	$263	$411
U.S. Treasury securities	1,037	903
Money market funds	104	45
Other	348	282

Total short term investments	$1,752	$1,641

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

—

the risks and uncertainties associated with CNA’s loss reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2011, including the sufficiency of the reserves and the possibility for future increases which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

—

product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

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

—	the costs of maintaining and ensuring the integrity and reliability of our pipeline systems;

—	the impact of current and future environmental laws and regulations and exposure to environmental liabilities including matters related to global climate change;

—	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

—	the timing, cost, scope and financial performance of Boardwalk Pipeline’s recent, current and future growth projects including the expansion into new product lines and geographical areas; and

—	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

—	general economic and business conditions;

—	changes in domestic and foreign political, social and economic conditions including developing social and political interest in Egypt and other parts of the Middle East;

—	the impact of the global war on terrorism, current and future hostilities in the Middle East and elsewhere and future acts of terrorism;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2012. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2012 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 10 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2012 - April 30, 2012	N/A	N/A	N/A	N/A

May 1, 2012 - May 31, 2012	610,600	38.88	N/A	N/A

June 1, 2012 - June 30, 2012	692,100	39.09	N/A	N/A

Item 6.  Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: July 31, 2012	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)