Form 10-Q
period 2012-09-30
LOEWS CORP
filed 2012-10-30
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Class	Outstanding at October 19, 2012
Common stock, $0.01 par value	393,601,749 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,093 and $37,466	$42,429	$40,040
Equity securities, cost of $974 and $902	1,019	927
Limited partnership investments	2,991	2,711
Other invested assets, primarily mortgage loans	368	245
Short term investments	6,107	5,105

Total investments	52,914	49,028
Cash	169	129
Receivables	9,474	9,259
Property, plant and equipment	13,564	13,618
Goodwill	939	908
Other assets	1,546	1,357
Deferred acquisition costs of insurance subsidiaries	603	552
Separate account business	345	417

Total assets	$79,554	$75,268

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,331	$24,303
Future policy benefits	10,974	9,810
Unearned premiums	3,681	3,250
Policyholders’ funds	165	191

Total insurance reserves	39,151	37,554
Payable to brokers	808	162
Short term debt	18	88
Long term debt	8,848	8,913
Deferred income taxes	1,122	622
Other liabilities	4,400	4,309
Separate account business	345	417

Total liabilities	54,692	52,065

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 397,071,327 and 396,585,226 shares	4	4
Additional paid-in capital	3,595	3,494
Retained earnings	15,415	14,890
Accumulated other comprehensive income	964	384

	19,978	18,772
Less treasury stock, at cost (3,492,830 shares)	(139)

Total shareholders’ equity	19,839	18,772
Noncontrolling interests	5,023	4,431

Total equity	24,862	23,203

Total liabilities and equity	$79,554	$75,268

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

(In millions, except per share data)

Revenues:
Insurance premiums	$1,781	$1,732	$5,098	$4,942
Net investment income	682	333	1,794	1,513
Investment gains (losses):
Other-than-temporary impairment losses	(62)	(75)	(89)	(136)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(2)	(2)	(25)	(44)

Net impairment losses recognized in earnings	(64)	(77)	(114)	(180)
Other net investment gains	71	50	173	195

Total investment gains (losses)	7	(27)	59	15
Contract drilling revenues	714	861	2,195	2,520
Other	531	539	1,701	1,658

Total	3,715	3,438	10,847	10,648

Expenses:
Insurance claims and policyholders’ benefits	1,435	1,400	4,164	4,131
Amortization of deferred acquisition costs	333	297	937	880
Contract drilling expenses	358	392	1,160	1,142
Other operating expenses	1,071	784	2,891	2,345
Interest	109	126	331	406

Total	3,306	2,999	9,483	8,904

Income before income tax	409	439	1,364	1,744
Income tax expense	(99)	(123)	(337)	(462)

Net income	310	316	1,027	1,282
Amounts attributable to noncontrolling interests	(133)	(154)	(427)	(491)

Net income attributable to Loews Corporation	$177	$162	$600	$791

Basic net income per share	$0.45	$0.41	$1.52	$1.94

Diluted net income per share	$0.45	$0.40	$1.51	$1.94

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted-average shares outstanding:
Shares of common stock	394.48	401.01	395.88	407.20
Dilutive potential shares of common stock	0.81	0.72	0.76	0.85

Total weighted-average shares outstanding assuming dilution	395.29	401.73	396.64	408.05

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Net income	$310	$316	$1,027	$1,282

Other comprehensive income (loss)
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	36	(14)	73	25
Net other unrealized gains on investments	191	228	528	551

Total unrealized gains on available-for-sale investments	227	214	601	576
Unrealized gains (losses) on cash flow hedges	(18)	8	(5)	(3)
Foreign currency	34	(54)	36	(23)
Pension liability			11	2

Other comprehensive income	243	168	643	552

Comprehensive income	553	484	1,670	1,834

Amounts attributable to noncontrolling interests	(160)	(159)	(493)	(547)

Total comprehensive income attributable to Loews Corporation	$393	$325	$1,177	$1,287

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders

					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests

(In millions)

Balance, January 1, 2011, as reported	$23,106	$4	$3,667	$14,564	$230	$(15)	$4,656
Adjustment to initially apply updated guidance on accounting for costs associated with acquiring or renewing insurance contracts	(78)			(64)			(14)

Balance, January 1, 2011, as restated	23,028	4	3,667	14,500	230	(15)	4,642
Net income	1,282			791			491
Other comprehensive income	552				496		56
Dividends paid	(373)			(76)			(297)
Acquisition of CNA Surety noncontrolling interests	(475)		(59)		17		(433)
Issuance of equity securities by subsidiary	152		28		1		123
Purchase of Loews treasury stock	(690)					(690)
Issuance of Loews common stock	4		4
Stock-based compensation	16		14				2
Other	(6)		(1)	(2)			(3)

Balance, September 30, 2011	$23,490	$4	$3,653	$15,213	$744	$(705)	$4,581

Balance, January 1, 2012, as reported	$23,273	$4	$3,499	$14,957	$375	$—	$4,438
Adjustment to initially apply updated guidance on accounting for costs associated with acquiring or renewing insurance contracts	(70)		(5)	(67)	9		(7)

Balance, January 1, 2012, as restated	23,203	4	3,494	14,890	384	—	4,431
Net income	1,027			600			427
Other comprehensive income	643				577		66
Dividends paid	(404)			(74)			(330)
Issuance of equity securities by subsidiary	508		79		3		426
Purchase of Loews treasury stock	(139)					(139)
Issuance of Loews common stock	9		9
Stock-based compensation	17		15				2
Other	(2)		(2)	(1)			1

Balance, September 30, 2012	$24,862	$4	$3,595	$15,415	$964	$(139)	$5,023

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2012	2011

(In millions)

Operating Activities:

Net income	$1,027	$1,282
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	1,110	975
Changes in operating assets and liabilities, net:
Receivables	522	224
Deferred acquisition costs	(27)	(21)
Insurance reserves	(53)	(5)
Other assets	(14)	149
Other liabilities	(41)	(349)
Trading securities	(422)	(231)

Net cash flow operating activities	2,102	2,024

Investing Activities:

Purchases of fixed maturities	(7,369)	(8,854)
Proceeds from sales of fixed maturities	4,761	5,912
Proceeds from maturities of fixed maturities	2,655	2,434
Purchases of equity securities	(30)	(51)
Proceeds from sales of equity securities	72	171
Purchases of property, plant and equipment	(825)	(502)
Deposits for construction of offshore drilling equipment	(169)	(478)
Acquisitions	(367)
Dispositions	160	28
Change in short term investments	(637)	1,295
Change in other investments	(173)	(314)
Other, net	20	6

Net cash flow investing activities	(1,902)	(353)

Financing Activities:

Dividends paid	(74)	(76)
Dividends paid to noncontrolling interests	(330)	(297)
Acquisition of CNA Surety noncontrolling interests		(475)
Purchases of treasury shares	(139)	(700)
Issuance of common stock	9	4
Proceeds from sale of subsidiary stock	557	172
Principal payments on debt	(2,098)	(1,630)
Issuance of debt	1,918	1,351
Other, net	(6)	(11)

Net cash flow financing activities	(163)	(1,662)

Effect of foreign exchange rate on cash	3	(1)

Net change in cash	40	8
Cash, beginning of period	129	120

Cash, end of period	$169	$128

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); interstate transportation and storage of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 55% owned subsidiary); exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids) (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). In the first and third quarters of 2012 Boardwalk Pipeline sold 9.2 million and 11.6 million common units through public offerings for $245 million and $311 million, reducing the Company’s ownership interest from 64% to 58%. In October of 2012, Boardwalk Pipeline sold an additional 11.2 million units for $292 million, further reducing the Company’s ownership to 55%. As a result, the Company will record an increase to Additional paid-in capital (“APIC”) in the fourth quarter of 2012 of approximately $36 million. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) – Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012 and December 31, 2011 and the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2012 and 2011.

Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2011 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights of 2.3 million, 3.2 million, 2.7 million and 2.1 million shares were not included in the diluted weighted average shares amount for the three and nine months ended September 30, 2012 and 2011 due to the exercise price being greater than the average stock price.

Hardy Underwriting Bermuda Limited (“Hardy”) – On July 2, 2012, CNA acquired Hardy, a specialized Lloyd’s of London (“Lloyd’s”) underwriter primarily of short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance. Hardy has business operations in the United Kingdom, Bermuda, Bahrain, Guernsey and Singapore. For the year ended December 31, 2011, Hardy reported gross written premiums of $430 million. The purchase price for Hardy was $231 million and resulted in CNA recording $55 million of identifiable indefinite-lived intangible assets, $81 million of identifiable finite-lived intangible assets and $35 million of goodwill.

PL Midstream LLC – On October 1, 2012, a joint venture between Boardwalk Pipeline and Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of the Company, acquired PL Midstream LLC, a company that provides salt dome storage, pipeline transportation, fractionation and brine supply services, for approximately $625 million. The acquisition was funded with proceeds from a $225 million five-year variable rate term loan and equity contributions by BPHC of $269 million for a 65% equity interest and of $148 million by Boardwalk Pipeline for a 35% equity interest.

On October 15, 2012, Boardwalk Pipeline acquired BPHC’s 65% equity interest in the joint venture for $269 million, which was funded through the sale of common units, and will not result in any significant adjustments to the Consolidated Financial Statements.

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

The Company has adjusted its previously reported financial information included herein to reflect the change in accounting guidance for deferred acquisition costs. The impacts of adopting the new accounting standard on the Company’s Consolidated Condensed Balance Sheet as of December 31, 2011 were a $106 million decrease in Deferred acquisition costs of insurance subsidiaries and a $37 million decrease in Deferred income tax liabilities. The impacts to Accumulated other comprehensive income (“AOCI”) and APIC were the result of the indirect effects of the Company’s adoption of this guidance on Shadow Adjustments, as further discussed in Note 2, and CNA’s acquisition of the noncontrolling interest of CNA Surety in 2011.

The impacts on the Company’s Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2011 were a $59 million and $171 million decrease in Amortization of deferred acquisition costs, a $59 million and $178 million increase in Other operating expenses, resulting in no impact and a $5 million decrease in Net income and no impact and a $0.02 and $0.01 decrease in Basic and Diluted net income per share. There were no changes to net cash flows from operating, investing or financing activities for the comparative periods presented as a result of the adoption of the new accounting standard.

2. Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

(In millions)

Fixed maturity securities	$507	$494	$1,528	$1,505
Short term investments	3	4	10	11
Limited partnership investments	110	(87)	210	69
Equity securities	4	4	10	16
Income (loss) from trading portfolio (a)	66	(70)	62	(55)
Other	5	3	16	12

Total investment income	695	348	1,836	1,558
Investment expenses	(13)	(15)	(42)	(45)

Net investment income	$682	$333	$1,794	$1,513

(a)    Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $66, $(63), $21 and $(86) for the three and nine months ended September 30, 2012 and 2011.

Investment gains (losses) are as follows:

Fixed maturity securities	$26	$(29)	$73	$11
Equity securities	(15)	(1)	(14)	(3)
Derivative instruments	(2)	1	(4)
Short term investments and other	(2)	2	4	7

Investment gains (losses) (a)	$7	$(27)	$59	$15

(a)    Includes gross realized gains of $80, $57, $203 and $240 and gross realized losses of $69, $87, $144 and $232 on available-for-sale securities for the three and nine months ended September 30, 2012 and 2011.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$7	$49	$23	$73
States, municipalities and political subdivisions	17		17
Asset-backed:
Residential mortgage-backed	20	21	49	95
Other asset-backed		4		4

Total asset-backed	20	25	49	99
U.S. Treasury and obligations of government - sponsored enterprises			1

Total fixed maturities available-for-sale	44	74	90	172

Equity securities available-for-sale:
Common stock	1	3	5	7
Preferred stock	19		19	1

Total equity securities available-for-sale	20	3	24	8

Net OTTI losses recognized in earnings	$64	$77	$114	$180

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

The amortized cost and fair values of securities are as follows:

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,209	$2,634	$32	$21,811
States, municipalities and political subdivisions	9,415	1,450	53	10,812
Asset-backed:
Residential mortgage-backed	5,907	264	81	6,090	$(12)
Commercial mortgage-backed	1,582	123	17	1,688	(3)
Other asset-backed	944	23	1	966

Total asset-backed	8,433	410	99	8,744	(15)
U.S. Treasury and obligations of government-sponsored enterprises	182	11	1	192
Foreign government	588	26		614
Redeemable preferred stock	101	14		115

Fixed maturities available-for-sale	37,928	4,545	185	42,288	(15)
Fixed maturities, trading	165	1	25	141

Total fixed maturities	38,093	4,546	210	42,429	(15)

Equity securities:
Common stock	22	24		46
Preferred stock	206	8		214

Equity securities available-for-sale	228	32		260	—
Equity securities, trading	746	94	81	759

Total equity securities	974	126	81	1,019	—

Total	$39,067	$4,672	$291	$43,448	$(15)

December 31, 2011

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,086	$1,946	$154	$20,878
States, municipalities and political subdivisions	9,018	900	136	9,782
Asset-backed:
Residential mortgage-backed	5,786	172	183	5,775	$99
Commercial mortgage-backed	1,365	48	59	1,354	(2)
Other asset-backed	946	13	4	955

Total asset-backed	8,097	233	246	8,084	97
U.S. Treasury and obligations of government-sponsored enterprises	479	14		493
Foreign government	608	28		636
Redeemable preferred stock	51	7		58

Fixed maturities available-for-sale	37,339	3,128	536	39,931	97
Fixed maturities, trading	127		18	109

Total fixed maturities	37,466	3,128	554	40,040	97

Equity securities:
Common stock	30	17		47
Preferred stock	258	4	5	257

Equity securities available-for-sale	288	21	5	304	—
Equity securities, trading	614	76	67	623

Total equity securities	902	97	72	927	—

Total	$38,368	$3,225	$626	$40,967	$97

The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At September 30, 2012 and December 31, 2011, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $1.1 billion and $651 million. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction through Other comprehensive income (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

September 30, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$600	$18	$210	$14	$810	$32
States, municipalities and political subdivisions	84	1	227	52	311	53
Asset-backed:
Residential mortgage-backed	327	3	580	78	907	81
Commercial mortgage-backed	142	2	132	15	274	17
Other asset-backed	66	1			66	1

Total asset-backed	535	6	712	93	1,247	99

U.S. Treasury and obligations of government-sponsored enterprises	22	1			22	1

Total	$1,241	$26	$1,149	$159	$2,390	$185

December 31, 2011

(In millions)

Fixed maturity securities:
Corporate and other bonds	$2,552	$126	$159	$28	$2,711	$154
States, municipalities and political subdivisions	67	1	721	135	788	136
Asset-backed:
Residential mortgage-backed	719	36	874	147	1,593	183
Commercial mortgage-backed	431	39	169	20	600	59
Other asset-backed	389	4			389	4

Total asset-backed	1,539	79	1,043	167	2,582	246

Total fixed maturities available-for-sale	4,158	206	1,923	330	6,081	536
Equity securities available-for-sale:
Preferred stock	117	5			117	5

Total	$4,275	$211	$1,923	$330	$6,198	$541

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized costs of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2012.

The amount of pretax net unrealized gains (losses) on available-for-sale securities reclassified out of AOCI into earnings was $12 million, $(29) million, $59 million and $12 million for the three and nine months ended September 30, 2012 and 2011.

The following table summarizes the activity for the three and nine months ended September 30, 2012 and 2011 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at September 30, 2012 and 2011 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Beginning balance of credit losses on fixed maturity securities	$99	$82	$92	$141
Additional credit losses for securities for which an OTTI loss was previously recognized	2	11	23	29
Credit losses for securities for which an OTTI loss was not previously recognized		10	2	11
Reductions for securities sold during the period	(3)	(4)	(11)	(50)
Reductions for securities the Company intends to sell or more likely than not will be required to sell			(8)	(32)

Ending balance of credit losses on fixed maturity securities	$98	$99	$98	$99

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	September 30, 2012		December 31, 2011

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$1,861	$1,876	$1,802	$1,812
Due after one year through five years	13,382	14,176	13,110	13,537
Due after five years through ten years	8,490	9,337	8,410	8,890
Due after ten years	14,195	16,899	14,017	15,692

Total	$37,928	$42,288	$37,339	$39,931

Investment Commitments

As of September 30, 2012, the Company had committed approximately $114 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of September 30, 2012, the Company had commitments to purchase $159 million and sell $154 million of such investments. The Company has an obligation to fund additional amounts under the terms of current loan participations that may not be recorded until a draw is made. As of September 30, 2012, the Company had obligations on unfunded bank loan participations in the amount of $6 million.

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

The type of financial instruments being measured and the methodologies and inputs used at September 30, 2012 were consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

The fair values of CNA’s life settlement contracts are included in Other assets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

September 30, 2012	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$21,552	$259	$21,811
States, municipalities and political subdivisions		10,723	89	10,812
Asset-backed:
Residential mortgage-backed		5,653	437	6,090
Commercial mortgage-backed		1,571	117	1,688
Other asset-backed		595	371	966

Total asset-backed		7,819	925	8,744
U.S. Treasury and obligations of government-sponsored enterprises	$168	24		192
Foreign government	139	475		614
Redeemable preferred stock	29	60	26	115

Fixed maturities available-for-sale	336	40,653	1,299	42,288
Fixed maturities, trading		48	93	141

Total fixed maturities	$336	$40,701	$1,392	$42,429

Equity securities available-for-sale	$98	$112	$50	$260
Equity securities, trading	748		11	759

Total equity securities	$846	$112	$61	$1,019

Short term investments	$4,833	$1,223	$8	$6,064
Other invested assets			11	11
Receivables		45	11	56
Life settlement contracts			113	113
Separate account business	4	338	3	345
Payable to brokers	(69)	(18)	(6)	(93)

December 31, 2011	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$20,396	$482	$20,878
States, municipalities and political subdivisions		9,611	171	9,782
Asset-backed:
Residential mortgage-backed		5,323	452	5,775
Commercial mortgage-backed		1,295	59	1,354
Other asset-backed		612	343	955

Total asset-backed		7,230	854	8,084
U.S. Treasury and obligations of government-sponsored enterprises	$451	42		493
Foreign government	92	544		636
Redeemable preferred stock	5	53		58

Fixed maturities available-for-sale	548	37,876	1,507	39,931
Fixed maturities, trading		8	101	109

Total fixed maturities	$548	$37,884	$1,608	$40,040

Equity securities available-for-sale	$124	$113	$67	$304
Equity securities, trading	609		14	623

Total equity securities	$733	$113	$81	$927

Short term investments	$4,570	$508	$27	$5,105
Other invested assets			11	11
Receivables		79	8	87
Life settlement contracts			117	117
Separate account business	21	373	23	417
Payable to brokers	(32)	(20)	(23)	(75)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)									Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2012	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3		Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$488	$1	$(4)	$50	$(5)	$(11)	$		$(260)	$259	$(1)
States, municipalities and political subdivisions	89									89
Asset-backed:
Residential mortgage-backed	443	(17)	20	21		(8)			(22)	437	(18)
Commercial mortgage-backed	166	4	6	12		(17)		11	(65)	117
Other asset-backed	434	2	5	143	(117)	(34)			(62)	371

Total asset-backed	1,043	(11)	31	176	(117)	(59)		11	(149)	925	(18)
Redeemable preferred stock	27		(1)							26

Fixed maturities available-for-sale	1,647	(10)	26	226	(122)	(70)		11	(409)	1,299	(19)
Fixed maturities, trading	94				(1)					93

Total fixed maturities	$1,741	$(10)	$26	$226	$(123)	$(70)		$11	$(409)	$1,392	$(19)

Equity securities available-for-sale	$93	$(19)	$(10)						$(14)	$50	$(19)
Equity securities trading	9	2								11	3

Total equity securities	$102	$(17)	$(10)	$—	$—	$—		$—	$(14)	$61	$(16)

Short term investments	$4			$7	$(4)			$1		$8
Other invested assets	11									11
Life settlement contracts	116	$7				$(10)				113
Separate account business	3									3
Derivative financial instruments, net	12	(1)	$(5)			(1)				5	$(2)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2011	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$812	$(7)	$(3)	$113	$(107)	$(47)	$12	$(154)	$619	$(10)
States, municipalities and political subdivisions	179			3					182
Asset-backed:
Residential mortgage-backed	687	1	(5)	73	(81)	(13)		(31)	631
Commercial mortgage-backed	95		(7)	76				(5)	159
Other asset-backed	491	(5)	(6)	114	(105)	(25)	2	(37)	429	(4)

Total asset-backed	1,273	(4)	(18)	263	(186)	(38)	2	(73)	1,219	(4)

Fixed maturities available-for-sale	2,264	(11)	(21)	379	(293)	(85)	14	(227)	2,020	(14)
Fixed maturities, trading	114	(3)							111	(3)

Total fixed maturities	$2,378	$(14)	$(21)	$379	$(293)	$(85)	$14	$(227)	$2,131	$(17)

Equity securities available-for-sale	$36				$(1)			$(3)	$32
Equity securities trading	16	$(4)							12	$(4)

Total equity securities	$52	$(4)	$—	$—	$(1)	$—	$—	$(3)	$44	$(4)

Short term investments	$6								$6
Other invested assets	10								10
Life settlement contracts	129	$11				$(15)			125	$(1)
Separate account business	37				$(2)				35
Derivative financial instruments, net	(37)	(13)	$11			11			(28)	(1)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2012	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$482	$7	$2	$196	$(117)	$(43)	$42	$(310)	$259	$(1)
States, municipalities and political subdivisions	171		3			(85)			89
Asset-backed:
Residential mortgage-backed	452	(15)	(2)	81		(24)		(55)	437	(18)
Commercial mortgage-backed	59	6	14	141	(12)	(21)	11	(81)	117
Other asset-backed	343	8	8	501	(293)	(93)		(103)	371

Total asset-backed	854	(1)	20	723	(305)	(138)	11	(239)	925	(18)
Redeemable preferred stock			(1)	53	(26)				26

Fixed maturities available-for-sale	1,507	6	24	972	(448)	(266)	53	(549)	1,299	(19)
Fixed maturities, trading	101	(7)		1	(2)				93	(7)

Total fixed maturities	$1,608	$(1)	$24	$973	$(450)	$(266)	$53	$(549)	$1,392	$(26)

Equity securities available-for-sale	$67	$(19)	$6	$26	$(16)			$(14)	$50	$(21)
Equity securities trading	14	(3)							11	(1)

Total equity securities	$81	$(22)	$6	$26	$(16)	$—	$—	$(14)	$61	$(22)

Short term investments	$27			$23	$(4)	$(39)	$1		$8
Other invested assets	11								11
Life settlement contracts	117	$30				(34)			113	$3
Separate account business	23				(20)				3
Derivative financial instruments, net	(15)	(5)	$29		(6)	2			5	(1)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at September 30
2011	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$624	$(5)	$(6)	$459	$(157)	$(144)	$52	$(204)	$619	$(11)
States, municipalities and political subdivisions	266			3		(87)			182
Asset-backed:
Residential mortgage-backed	767	(11)	9	170	(164)	(54)		(86)	631	(15)
Commercial mortgage-backed	73	3	11	81	(4)			(5)	159
Other asset-backed	359		(6)	441	(236)	(80)	2	(51)	429	(4)

Total asset-backed	1,199	(8)	14	692	(404)	(134)	2	(142)	1,219	(19)
Redeemable preferred stock	3	3	(3)		(3)

Fixed maturities available-for-sale	2,092	(10)	5	1,154	(564)	(365)	54	(346)	2,020	(30)
Fixed maturities, trading	184	(1)			(72)				111	6

Total fixed maturities	$2,276	$(11)	$5	$1,154	$(636)	$(365)	$54	$(346)	$2,131	$(24)

Equity securities available-for-sale	$26	$(2)	$(1)	$19	$(12)		$5	$(3)	$32	$(3)
Equity securities trading	6	(9)		1			14		12	(9)

Total equity securities	$32	$(11)	$(1)	$20	$(12)	$—	$19	$(3)	$44	$(12)

Short term investments	$27			$12		$(23)		$(10)	$6
Other invested assets	26	$3			$(19)				10	$1
Life settlement contracts	129	20				(24)			125	2
Separate account business	41				(6)				35
Derivative financial instruments, net	(21)	(32)	$(5)			30			(28)	(1)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were $106 million of transfers from Level 2 to Level 1 during the three and nine months ended September 30, 2012 and no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2011. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

September 30, 2012	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(In millions)

Assets
Fixed maturity securities	$98	Discounted cash flow	Expected maturity date	3.6 – 5.6 years (4.6 years)
	61	Market approach	Private offering price	$60.00 – $105.00 ($101.49)
Equity securities	33	Market approach	Private offering price	$0.10 – $3,842.00 per share
				($583.95 per share)
	17	Income approach	EBITDA(a) projection	$80 million
			EBITDA(a) multiple	1.82
Life settlement contracts	113	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	65% – 928% (185%)

(a)	Earnings before interest, tax, depreciation and amortization

For fixed maturity securities, an increase to the expected call date assumption or decrease in the private offering price would result in a lower fair value measurement. For equity securities, an increase in the private offering price, earnings projections, and earnings multiples would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

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

	Carrying	Estimated Fair Value
September 30, 2012	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Financial Assets:
Other invested assets, primarily mortgage loans	$358			$374	$374

Financial Liabilities:
Premium deposits and annuity contracts	103			108	108
Short term debt	18		$13	5	18
Long term debt	8,848		9,693	285	9,978

December 31, 2011	Carrying Amount	Estimated Fair Value

(In millions)

Financial assets:
Other invested assets, primarily mortgage loans	$234	$247

Financial liabilities:
Premium deposits and annuity contracts	109	114
Short term debt	88	90
Long term debt	8,913	9,533

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

	September 30, 2012			December 31, 2011

	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$300		$(6)	$300	$3	$(3)
Commodities:
Forwards – short	316	$45	(8)	268	64	(22)
Foreign exchange:
Currency forwards – short	140	4		154	1	(8)

Without hedge designation:

Equity markets:
Options – purchased	254	19		286	33
– written	350		(10)	398		(23)
Equity swaps and warrants – long	11	8		63	16

Interest rate risk:
Interest rate swaps				100	1	(1)
Credit default swaps
– purchased protection	78		(1)	145	8	(1)
– sold protection	33		(2)	28		(2)

Foreign exchange:
Currency forwards – long	32			203	4
– short	327	4	(2)	330		(2)

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. Losses of $2 million and $4 million were recorded in Investment gains (losses) for the three and nine months ended September 30, 2012. A gain of $1 million and no impact was recorded for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2012 and 2011, losses included in Net investment income were $17 million, $16 million, $1 million and $5 million.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and other energy-related products, exposure to foreign currency losses on future foreign currency expenditures, as well as risks attributable to changes in interest rates on long term debt. A loss of $16 million and gains of $33 million and $11 million were recognized in OCI related to these cash flow hedges for the three and nine months ended September 30, 2012 and three months ended September 30, 2011. There was no net impact recognized in OCI for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011, the amount of gains reclassified from AOCI into income were $12 million, $39 million and $2 million. Losses of $3 million were reclassified from AOCI into income for the three months ended September 30, 2011. As of September 30, 2012, the estimated amount of net unrealized gains associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $35 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three and nine months ended September 30, 2012 and 2011.

5. Property, Plant and Equipment

	September 30, 2012	December 31, 2011

(In millions)

Pipeline equipment (net of accumulated DD&A of $1,101 and $926)	$6,671	$6,749
Offshore drilling equipment (net of accumulated DD&A of $3,497 and $3,378)	3,920	4,119
Natural gas and oil proved and unproved properties (net of accumulated DD&A of $2,643 and $2,056)	965	1,330
Other (net of accumulated DD&A of $933 and $899)	973	799
Construction in process	1,035	621

Property, plant and equipment, net	$13,564	$13,618

HighMount Impairment of Natural Gas and Oil Properties

For the three and nine months ended September 30, 2012, HighMount recorded non-cash ceiling test impairment charges of $261 million and $527 million ($166 million and $336 million after tax) related to its carrying value of natural gas and oil properties. The impairments were recorded within Other operating expenses and as credits to Accumulated depreciation, depletion and amortization. The write-downs were the result of declines in natural gas and natural gas liquid (“NGL”) prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $322 million and $657 million ($205 million and $419 million after tax). As a result of significant declines in natural gas and NGL prices at September 30, 2012, HighMount performed a goodwill impairment test and no impairment charges were required.

Diamond Offshore

In May of 2012, Diamond Offshore entered into a contract for a fourth ultra-deepwater drillship at a total cost of $655 million including commissioning, spares and project management. The first installment of $169 million was included in Construction in process.

During the first half of 2012, Diamond Offshore sold six jack-up rigs for total proceeds of $132 million, resulting in a pretax gain of approximately $76 million, recorded in Other revenues.

Loews Hotels

In June of 2012, Loews Hotels acquired a hotel in Hollywood, California, which is now operating as the Loews Hollywood Hotel. The hotel has approximately 630 guestrooms, including 32 suites and over 48,000 square feet of meeting space. The acquisition was funded with a combination of cash and newly incurred debt.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $27 million and $123 million for the three and nine months ended September 30, 2012. Catastrophe losses in 2012 related primarily to U.S. storms and Hurricane Isaac. CNA reported catastrophe losses, net of reinsurance, of $50 million and $205 million for the three and nine months ended September 30, 2011.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other:

Three Months Ended September 30, 2012	CNA Specialty	CNA Commercial	Other	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(39)	$2	$(3)	$(40)
Pretax (favorable) unfavorable premium development	(1)	(5)	(1)	(7)

Total pretax (favorable) unfavorable net prior year development	$(40)	$(3)	$(4)	$(47)

Three Months Ended September 30, 2011

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(5)	$(42)	$11	$(36)
Pretax (favorable) unfavorable premium development	(26)	(11)	1	(36)

Total pretax (favorable) unfavorable net prior year development	$(31)	$(53)	$12	$(72)

Nine Months Ended September 30, 2012

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(80)	$(25)	$(5)	$(110)
Pretax (favorable) unfavorable premium development	(15)	(41)	1	(55)

Total pretax (favorable) unfavorable net prior year development	$(95)	$(66)	$(4)	$(165)

Nine Months Ended September 30, 2011

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(72)	$(99)	$5	$(166)
Pretax (favorable) unfavorable premium development	(34)	21		(13)

Total pretax (favorable) unfavorable net prior year development	$(106)	$(78)	$5	$(179)

For the nine months ended September 30, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

For the three and nine months ended September 30, 2011, favorable premium development was recorded for CNA Specialty primarily due to changes in estimates of exposures in medical professional liability tail coverages.

For the nine months ended September 30, 2011, unfavorable premium development for CNA Commercial was recorded due to a further reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the CNA Specialty segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

(In millions)

Medical professional liability	$9	$(18)	$(6)	$(52)
Other professional liability	1	1	(1)	(20)
Surety	(60)	1	(59)	(2)
Warranty			(1)	(12)
Other	11	11	(13)	14

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(39)	$(5)	$(80)	$(72)

Three Month Comparison

2012

Favorable development for surety coverages was primarily due to better than expected loss emergence in accident years 2010 and prior.

Other includes standard property and casualty coverages provided to CNA Specialty customers. Unfavorable development for other coverages was primarily due to an unfavorable outcome on an individual general liability claim in accident year 2009.

2011

Favorable development for medical professional liability was primarily due to favorable case incurred emergence in nurses and physicians in accident years 2008 and prior.

Unfavorable development for other coverages was primarily due to increased frequency of large claims in auto and workers’ compensation coverages in accident years 2009 and 2010.

Nine Month Comparison

2012

Favorable development for surety coverages was primarily due to better than expected loss emergence in accident years 2010 and prior.

Overall, favorable development for other coverages was primarily due to favorable loss emergence in property and workers’ compensation coverages in accident years 2005 and subsequent. Unfavorable development was recorded in accident year 2009 primarily due to an unfavorable outcome on an individual general liability claim.

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

CNA Commercial

The following table and discussion provide further detail of development recorded for the CNA Commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Commercial auto	$9	$(2)	$11	$(36)
General liability	(21)	4	(26)	26
Workers’ compensation	24	3	13	39
Property and other	(10)	(47)	(23)	(128)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$2	$(42)	$(25)	$(99)

Three Month Comparison

2012

Favorable development for general liability coverages was primarily due to favorable loss emergence in accident years 2003 and prior related to large account business.

Unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and 2011.

Favorable development for property and marine coverages was due to favorable loss emergence in non-catastrophe losses in accident years 2009 and subsequent.

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

Nine Month Comparison

2012

Unfavorable development for commercial auto coverages was primarily due to higher than expected frequency in accident years 2009 and subsequent.

Favorable development for general liability coverages was primarily due to favorable loss emergence in accident years 2003 and prior related to large account business.

Overall, unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and 2011 and losses related to favorable premium development in accident year 2011. Favorable development was recorded in accident years 2001 and prior reflecting favorable experience.

Favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident years 2009 through 2011.

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

7. Debt

CNA Financial

In April of 2012, CNA entered into a $250 million revolving credit agreement with a syndicate of banks. The credit agreement which matures on April 19, 2016 bears interest at London Interbank Offered Rate plus applicable margin. At CNA’s election the commitments under the unsecured credit facility may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to first and second anniversary of the closing. As of September 30, 2012, there were no borrowings under the credit facility and CNA was in compliance with all covenants.

Diamond Offshore

In September of 2012, Diamond Offshore entered into a $750 million revolving credit agreement with a syndicate of banks. The credit agreement, which matures on September 28, 2017, bears interest at Diamond Offshore’s option on either an alternate base rate or Eurodollar rate, as defined in the credit agreement, plus an applicable margin. As of September 30, 2012, there were no borrowings under the credit facility and Diamond Offshore was in compliance with all covenants.

Boardwalk Pipeline

In September of 2012, Boardwalk Pipeline repaid in full its $200 million variable rate term loan due December 1, 2016. In August of 2012, Boardwalk Pipeline repaid at maturity the entire $225 million principal amount of its 5.8% senior notes.

In June of 2012, Boardwalk Pipeline issued $300 million principal amount of 4.0% senior notes due June 15, 2022.

In April of 2012, Boardwalk Pipeline entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with aggregate lending commitments of $1.0 billion. The Amended Credit Agreement has a maturity date of April 27, 2017. As of September 30, 2012, Boardwalk Pipeline had $350 million of loans outstanding under the revolving credit facility with a weighted-average interest rate on the borrowings of 1.3% and had no letters of credit issued. As of September 30, 2012, Boardwalk Pipeline was in compliance with all covenants under the credit facility and had available borrowing capacity of $650 million.

Boardwalk Pipeline’s total debt balance amounted to $3.2 billion at September 30, 2012, as compared to $3.4 billion at December 31, 2011.

Loews Hotels

In June of 2012, Loews Hotels borrowed $81 million under a new $105 million loan agreement. The loan agreement bears interest at 4.3% and matures on June 15, 2015.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Service cost	$5	$6	$17	$18
Interest cost	39	41	114	123
Expected return on plan assets	(47)	(47)	(140)	(141)
Amortization of unrecognized net loss	11	8	34	22

Net periodic benefit cost	$8	$8	$25	$22

	Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Service cost	$1	$1	$1	$1
Interest cost	1	1	4	5
Expected return on plan assets	(1)		(3)	(2)
Amortization of unrecognized net loss		1		1
Amortization of unrecognized prior service benefit	(6)	(7)	(19)	(20)
Regulatory asset decrease		1		4

Net periodic benefit cost	$(5)	$(3)	$(17)	$(11)

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

CNA’s results are reported in four business segments: CNA Specialty, CNA Commercial, Life & Group Non-Core and Other. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other includes the operations of Hardy since its acquisition date of July 2, 2012, corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re and asbestos and environmental pollution. Hardy is a specialized Lloyd’s underwriter primarily of short-tail exposures.

Diamond Offshore’s business primarily consists of operating offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 44 drilling rigs, including four new-build rigs which are under construction and two rigs being constructed utilizing the hulls of two of Diamond Offshore’s existing mid-water floaters. On September 30, 2012, Diamond Offshore’s drilling rigs were located offshore 14 countries in addition to the United States.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of three interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, with approximately 14,540 miles of pipeline.

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

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$957	$874	$2,798	$2,640
CNA Commercial	1,091	962	3,163	3,040
Life & Group Non-Core	340	334	1,050	993
Other	77	6	101	29

Total CNA Financial	2,465	2,176	7,112	6,702
Diamond Offshore	730	881	2,319	2,582
Boardwalk Pipeline	271	269	862	843
HighMount	74	95	219	297
Loews Hotels	98	82	272	251
Corporate and other	77	(65)	63	(27)

Total	$3,715	$3,438	$10,847	$10,648

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$214	$123	$589	$527
CNA Commercial	193	81	519	357
Life & Group Non-Core	(60)	(43)	(111)	(136)
Other	(33)	(34)	(84)	(110)

Total CNA Financial	314	127	913	638
Diamond Offshore	234	335	732	974
Boardwalk Pipeline	58	46	216	141
HighMount	(248)	25	(499)	78
Loews Hotels	(1)	(1)	17	13
Corporate and other	52	(93)	(15)	(100)

Total	$409	$439	$1,364	$1,744

Net income (loss) - Loews (a):

CNA Financial:
CNA Specialty	$122	$69	$347	$297
CNA Commercial	119	34	309	199
Life & Group Non-Core	(21)	(15)	(26)	(50)
Other	(20)	(19)	(53)	(65)

Total CNA Financial	200	69	577	381
Diamond Offshore	83	121	264	363
Boardwalk Pipeline	20	18	80	56
HighMount	(158)	16	(319)	50
Loews Hotels	(1)		9	8
Corporate and other	33	(62)	(11)	(67)

Total	$177	$162	$600	$791

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) - Loews are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$2	$(8)	$18	$7
CNA Commercial	10	(15)	34	13
Life & Group Non-Core	(3)	(4)	14	(7)
Other	(1)		(4)	1

Total CNA Financial	8	(27)	62	14
Corporate and other	(1)		(3)	1

Total	$7	$(27)	$59	$15

Net income (loss) - Loews:

CNA Financial:
CNA Specialty	$1	$(5)	$11	$4
CNA Commercial	6	(8)	20	8
Life & Group Non-Core	(2)	(2)	8	(4)
Other			(2)	1

Total CNA Financial	5	(15)	37	9
Corporate and other	(1)		(2)

Total	$4	$(15)	$35	$9

10. Legal Proceedings

The Company has been named as a defendant in the following two cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, both of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Carlene Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In April Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending. Three other cases brought in Middlesex County Superior Court in Massachusetts have been dismissed. Those cases were Fonda V. Cook vs. Hollingsworth & Vose, et al., David Sawyer and Joan Sawyer vs. Metropolitan Life Insurance Company, et al., and Norma Jean VanMeter, Individually and as Administratrix of the Estate of Willie T. VanMeter vs. Hollingsworth & Vose, et al.

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

11. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2012, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $758 million.

In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2012, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore has entered into four turnkey contracts with Hyundai Heavy Industries, Co. Ltd., (“Hyundai”) for the construction of four dynamically positioned, ultra-deepwater drillships, with deliveries scheduled for the second and fourth quarters of 2013 and in the second and fourth quarters of 2014. The aggregate cost of the four drillships, including commissioning, spares and project management, is expected to be approximately $2.6 billion, of which approximately $650 million has been paid. The remaining $2 billion will be paid upon delivery of the drillships in 2013 and 2014. These amounts are included in Construction in process within Property, plant and equipment in the Consolidated Condensed Balance Sheets.

In December of 2011 and August of 2012, Diamond Offshore entered into agreements for the construction of two moored semisubmersible rigs designed to operate in water depths up to 6,000 feet with expected completion dates in the third quarter of 2013 and the second quarter of 2014. The rigs will be constructed utilizing the hulls of two of Diamond Offshore’s mid-water floaters and the aggregate cost of the two rigs is estimated to be approximately $670 million, including commissioning, spares and project management costs.

12. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2012 and December 31, 2011, and consolidating statements of income information for the nine months ended September 30, 2012 and 2011. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

September 30, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$47,788	$1,468	$2	$7	$38	$3,611		$52,914
Cash	129	24	9		7			169
Receivables	8,458	468	70	78	31	564	$(195)	9,474
Property, plant and equipment	285	4,841	6,658	1,226	505	49		13,564
Deferred income taxes	18			683			(701)	—
Goodwill	117	20	215	584	3			939
Investments in capital stocks of subsidiaries						17,366	(17,366)	—
Other assets	810	371	311	19	22	13		1,546
Deferred acquisition costs of insurance subsidiaries	603							603
Separate account business	345							345

Total assets	$58,553	$7,192	$7,265	$2,597	$606	$21,603	$(18,262)	$79,554

Liabilities and Equity:

Insurance reserves	$39,151							$39,151
Payable to brokers	700		$1	$15		$92		808
Short term debt	13				$5			18
Long term debt	2,557	$1,489	3,163	760	285	694	$(100)	8,848
Deferred income taxes	5	529	583		49	657	(701)	1,122
Other liabilities	3,163	609	373	116	19	215	(95)	4,400
Separate account business	345							345

Total liabilities	45,934	2,627	4,120	891	358	1,658	(896)	54,692

Total shareholders’ equity	11,368	2,313	1,625	1,706	248	19,945	(17,366)	19,839
Noncontrolling interests	1,251	2,252	1,520					5,023

Total equity	12,619	4,565	3,145	1,706	248	19,945	(17,366)	24,862

Total liabilities and equity	$58,553	$7,192	$7,265	$2,597	$606	$21,603	$(18,262)	$79,554

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2011	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,372	$1,206	$10	$85	$71	$3,284		$49,028
Cash	75	30	13		10	1		129
Receivables	8,302	594	114	109	33	226	$(119)	9,259
Property, plant and equipment	272	4,674	6,713	1,576	338	45		13,618
Deferred income taxes	444			499			(943)	—
Goodwill	86	20	215	584	3			908
Investments in capital stocks of subsidiaries						16,807	(16,807)	—
Other assets	544	453	307	19	23	11		1,357
Deferred acquisition costs of insurance subsidiaries	552							552
Separate account business	417							417

Total assets	$55,064	$6,977	$7,372	$2,872	$478	$20,374	$(17,869)	$75,268

Liabilities and Equity:

Insurance reserves	$37,554							$37,554
Payable to brokers	72	$8	$1	$36		$45		162
Short term debt	83				$5			88
Long term debt	2,525	1,488	3,398	700	208	694	$(100)	8,913
Deferred income taxes		530	493		51	491	(943)	622
Other liabilities	2,971	594	373	104	20	266	(19)	4,309
Separate account business	417							417

Total liabilities	43,622	2,620	4,265	840	284	1,496	(1,062)	52,065

Total shareholders’ equity	10,315	2,209	1,951	2,032	194	18,878	(16,807)	18,772
Noncontrolling interests	1,127	2,148	1,156					4,431

Total equity	11,442	4,357	3,107	2,032	194	18,878	(16,807)	23,203

Total liabilities and equity	$55,064	$6,977	$7,372	$2,872	$478	$20,374	$(17,869)	$75,268

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,098							$5,098
Net investment income	1,719	$4			$1	$70		1,794
Intercompany interest and dividends						512	$(512)	—
Investment gains (losses)	62		$(3)					59
Contract drilling revenues		2,195						2,195
Other	233	120	862	$219	271	2	(6)	1,701

Total	7,112	2,319	859	219	272	584	(518)	10,847

Expenses:

Insurance claims and policyholders’ benefits	4,164							4,164
Amortization of deferred acquisition costs	937							937
Contract drilling expenses		1,160						1,160
Other operating expenses	970	390	521	709	247	60	(6)	2,891
Interest	128	37	125	9	8	30	(6)	331

Total	6,199	1,587	646	718	255	90	(12)	9,483

Income (loss) before income tax	913	732	213	(499)	17	494	(506)	1,364
Income tax (expense) benefit	(272)	(188)	(52)	180	(8)	3		(337)

Net income (loss)	641	544	161	(319)	9	497	(506)	1,027
Amounts attributable to noncontrolling interests	(64)	(280)	(83)					(427)

Net income (loss) attributable to Loews Corporation	$577	$264	$78	$(319)	$9	$497	$(506)	$600

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2011	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$4,942							$4,942
Net investment income	1,531	$4			$1	$(23)		1,513
Intercompany interest and dividends						467	$(467)	—
Investment gains	14	1						15
Contract drilling revenues		2,520						2,520
Other	215	58	$843	$297	250	(1)	(4)	1,658

Total	6,702	2,583	843	297	251	443	(471)	10,648

Expenses:

Insurance claims and policyholders’ benefits	4,131							4,131
Amortization of deferred acquisition costs	880							880
Contract drilling expenses		1,142						1,142
Other operating expenses	911	406	569	183	231	49	(4)	2,345
Interest	142	60	133	36	7	34	(6)	406

Total	6,064	1,608	702	219	238	83	(10)	8,904

Income before income tax	638	975	141	78	13	360	(461)	1,744
Income tax (expense) benefit	(199)	(229)	(35)	(28)	(5)	34		(462)

Net income	439	746	106	50	8	394	(461)	1,282
Amounts attributable to noncontrolling interests	(58)	(383)	(50)					(491)

Net income attributable to Loews Corporation	$381	$363	$56	$50	$8	$394	$(461)	$791

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

—	interstate transportation and storage of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 55% owned subsidiary);

—	exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids) (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and

—	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for the three months ended September 30, 2012 amounted to $177 million, or $0.45 per share, as compared to $162 million, or $0.40 per share, in the prior year period. Net income for the nine months ended

September 30, 2012 was $600 million, or $1.51 per share, compared to $791 million, or $1.94 per share, in the prior year period.

Net income for the three and nine months ended September 30, 2012 includes after tax non-cash ceiling test impairment charges of $166 million and $336 million at HighMount related to the carrying value of its natural gas and oil properties reflecting declines in natural gas and NGL prices.

Income before net investment gains (losses) and impairment charges for the three months ended September 30, 2012 was $339 million, as compared to $177 million in the 2011 period. The increase is due primarily to higher earnings at CNA and higher parent company investment income due primarily to increased performance of equity and limited partnership investments. These increases were partially offset by lower earnings at Diamond Offshore.

CNA’s earnings increased due to higher net investment income and lower catastrophe losses. Increased investment income reflects improved performance of limited partnership investments.

Diamond Offshore’s earnings decreased due to lower rig utilization and a decrease in average dayrate.

Income before net investment gains and impairment charges for the first nine months of 2012 was $901 million, as compared to $782 million in the 2011 period. The increase is due primarily to the reasons discussed above and improved earnings from Boardwalk Pipeline, primarily due to the contribution from Boardwalk HP Storage Company which was acquired in December 2011 as well as the prior year impact of an impairment charge related to steel pipe materials.

Book value per share increased to $50.41 at September 30, 2012, from $47.33 at December 31, 2011 and $47.58 at September 30, 2011.

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2012 and 2011 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
(In millions)

Revenues:
Insurance premiums	$1,781	$1,732	$5,098	$4,942
Net investment income	601	394	1,719	1,531
Investment gains (losses)	8	(27)	62	14
Other revenue	75	77	233	215

Total	2,465	2,176	7,112	6,702

Expenses:
Insurance claims and policyholders’ benefits	1,435	1,400	4,164	4,131
Amortization of deferred acquisition costs	333	297	937	880
Other operating	340	309	970	911
Interest	43	43	128	142

Total	2,151	2,049	6,199	6,064

Income before income tax	314	127	913	638
Income tax expense	(92)	(48)	(272)	(199)
Amounts attributable to noncontrolling interests	(22)	(10)	(64)	(58)

Net income attributable to Loews Corporation	$200	$69	$577	$381

Three Months Ended September 30, 2012 Compared to 2011

Net income increased $131 million for the three months ended September 30, 2012 as compared with the 2011 period. This increase was primarily due to higher net investment income and lower catastrophe losses, partially offset by decreased favorable net prior year development and unfavorable morbidity in the long term care business. Catastrophe losses were $16 million (after tax and noncontrolling interests) for the three months ended September 30, 2012 as compared to catastrophe losses of $29 million (after tax and noncontrolling interests) for the same period in 2011. Net investment income increased $207 million primarily due to favorable limited partnership results. See the Investments section of this MD&A for further discussion of net investment income.

Nine Months Ended September 30, 2012 Compared to 2011

Net income increased $196 million for the nine months ended September 30, 2012 as compared with the 2011 period. This increase was primarily due to higher net investment income, lower catastrophe losses and increased net investment gains. Catastrophe losses were $72 million (after tax and noncontrolling interests) for the nine months ended September 30, 2012 as compared to catastrophe losses of $120 million (after tax and noncontrolling interests) for the same period in 2011. Favorable net prior year development of $165 million and $179 million was recorded for the nine months ended September 30, 2012 and 2011 related to CNA Specialty, CNA Commercial and Other segments. Net investment income increased $188 million primarily due to favorable limited partnership results. Net investment gains increased $28 million (after tax and noncontrolling interests) for the nine months ended September 30, 2012 as compared with the same period in 2011. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CNA Segment Results

CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income (loss) the effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance. In evaluating the results of the CNA Specialty and CNA Commercial segments and Hardy, included in the Other segment, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

CNA Specialty

The following table summarizes the results of operations for CNA Specialty:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
(In millions, except %)

Net written premiums	$723	$750	$2,206	$2,172
Net earned premiums	738	741	2,163	2,098
Net investment income	159	85	446	371
Net operating income	121	74	336	293
Net realized investment gains (losses)	1	(5)	11	4
Net income	122	69	347	297

Ratios:
Loss and loss adjustment expense	62.5%	65.5%	63.6%	63.6%
Expense	31.0	29.8	31.5	30.6
Dividend	0.2	(0.6)		(0.2)

Combined	93.7%	94.7%	95.1%	94.0%

Three Months Ended September 30, 2012 Compared to 2011

Net written premiums for CNA Specialty decreased $27 million for the three months ended September 30, 2012 as compared with the same period in 2011. This decrease was primarily due to lower new business levels in certain lines, partially offset by continued positive rate achievement. Net earned premiums decreased $3 million as compared with the same period in 2011. This decrease was primarily due to favorable premium development recorded in 2011, partially offset by the impact of increased net written premiums over recent quarters. Further information on premium development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s average rate increased 5% for the three months ended September 30, 2012, as compared with flat average rate for the three months ended September 30, 2011 for the policies that renewed in each period. Retention of 86% and 87% was achieved in each period.

Net income increased $53 million for the three months ended September 30, 2012 as compared with the same period in 2011 due to higher net operating income.

Net operating income increased $47 million for the three months ended September 30, 2012 as compared with the same period in 2011, primarily due to higher net investment income.

The combined ratio decreased 1.0 point for the three months ended September 30, 2012 as compared with the same period in 2011. The loss ratio decreased 3.0 points, due to the impact of increased favorable net prior year development and an improved current accident year loss ratio. The expense ratio increased 1.2 points for the three months ended September 30, 2012 as compared with the same period in 2011, primarily due to the impact of favorable premium development in 2011.

Favorable net prior year development of $40 million and $31 million was recorded for the three months ended September 30, 2012 and 2011. Further information on CNA Specialty’s net prior year development for the three months ended September 30, 2012 and 2011 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2012 Compared to 2011

Net written premiums for CNA Specialty increased $34 million for the nine months ended September 30, 2012 as compared with the same period in 2011, driven by increased rate, partially offset by lower new business levels in certain lines. Net earned premiums increased $65 million as compared with the same period in 2011, consistent with increased net written premiums over recent quarters.

CNA Specialty’s average rate increased 4% for the nine months ended September 30, 2012, as compared with flat average rate for the nine months ended September 30, 2011 for the policies that renewed in each period. Retention of 86% was achieved in each period.

Net income increased $50 million for the nine months ended September 30, 2012 as compared with the same period in 2011, due to higher net operating income.

Net operating income increased $43 million for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to higher net investment income and the inclusion of CNA’s Surety business on a wholly owned basis in 2012. These favorable impacts were partially offset by decreased favorable net prior year development and decreased current accident year underwriting results.

The combined ratio increased 1.1 points for the nine months ended September 30, 2012 as compared with the same period in 2011. The loss ratio remained unchanged as the impact of an improved current accident year loss ratio was offset by decreased favorable net prior year development. The expense ratio increased 0.9 points for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to increased underwriting expenses and the impact of favorable premium development in 2011.

Favorable net prior year development of $95 million and $106 million was recorded for the nine months ended September 30, 2012 and 2011. Further information on CNA Specialty’s net prior year development for the nine months ended September 30, 2012 and 2011 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Specialty:

	September 30,	December 31,
	2012	2011
(In millions)

Gross Case Reserves	$2,435	$2,441
Gross IBNR Reserves	4,418	4,399

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,853	$6,840

Net Case Reserves	$2,112	$2,086
Net IBNR Reserves	4,010	3,937

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,122	$6,023

CNA Commercial

The following table summarizes the results of operations for CNA Commercial:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

(In millions, except %)

Net written premiums	$811	$836	$2,543	$2,544
Net earned premiums	840	848	2,452	2,418
Net investment income	230	115	646	569
Net operating income	113	42	289	191
Net realized investment gains (losses)	6	(8)	20	8
Net income	119	34	309	199

Ratios:
Loss and loss adjustment expense	70.5%	68.7%	71.3%	74.7%
Expense	35.2	33.8	35.2	34.6
Dividend	0.3	0.4	0.3	0.2

Combined	106.0%	102.9%	106.8%	109.5%

Three Months Ended September 30, 2012 Compared to 2011

Net written premiums for CNA Commercial decreased $25 million for the three months ended September 30, 2012 as compared with the same period in 2011. Net written premiums for the three months ended September 30, 2011 included $38 million related to First Insurance Company of Hawaii (“FICOH”), which was sold in the fourth quarter of 2011. Excluding FICOH, the increase in net written premiums was primarily driven by continued positive rate achievement. Net earned premiums decreased $8 million for the three months ended September 30, 2012 as compared with the same period in 2011. Net earned premiums for the three months ended September 30, 2011 included $35 million related to FICOH. Excluding FICOH, the increase in net earned premiums was driven by the increase in net written premiums over recent quarters.

CNA Commercial’s average rate increased 8% for the three months ended September 30, 2012, as compared with an increase of 2% for the three months ended September 30, 2011 for the policies that renewed in each period. Retention of 79% was achieved in each period.

Net income increased $85 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was due to increased net operating income and improved net realized investment results.

Net operating income increased $71 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was primarily due to higher net investment income and lower catastrophe losses. These favorable impacts were partially offset by decreased favorable net prior year development. Additionally, income tax expense of $22 million was recorded in 2011 due to an increase in the tax rate applicable to the undistributed earnings of FICOH, which was under contract for sale.

The combined ratio increased 3.1 points for the three months ended September 30, 2012 as compared with the same period in 2011. The loss ratio increased 1.8 points, primarily due to the impacts of less favorable net prior year development, partially offset by lower catastrophe losses and an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $24 million, or 2.8 points of the loss ratio, for the three months ended September 30, 2012, as compared to $46 million, or 5.5 points of the loss ratio, for the three months ended September 30, 2011.

The expense ratio increased 1.4 points for the three months ended September 30, 2012 as compared with the same period in 2011, primarily due to higher underwriting expenses and the favorable impact of recoveries in 2011 on insurance receivables written off in prior years.

Favorable net prior year development of $3 million and $53 million was recorded for the three months ended September 30, 2012 and 2011. Further information on CNA Commercial net prior year development for the three months ended September 30, 2012 and 2011 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2012 Compared to 2011

Net written premiums and net earned premiums for CNA Commercial decreased $1 million and increased $34 million for the nine months ended September 30, 2012 as compared with the same period in 2011. Net written premiums and net earned premiums for the nine months ended September 30, 2011 included $110 million and $103 million related to FICOH. Excluding FICOH, the increase in net written premiums was due to the same reasons discussed above in the three month comparison. Excluding FICOH, the increase in net earned premiums was driven by the increase in net written premiums over recent quarters and favorable premium development recorded in 2012. Further information on premium development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Commercial’s average rate increased 6% for the nine months ended September 30, 2012 as compared with an increase of 2% for the nine months ended September 30, 2011 for the policies that renewed in each period. Retention of 78% and 79% was achieved in each period.

Net income increased $110 million for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to higher net operating income.

Net operating income increased $98 million for the nine months ended September 30, 2012 as compared with the same period in 2011. This increase was primarily due to lower catastrophe losses and higher net investment income, as well as the tax expense item in 2011 discussed above in the three month comparison. These favorable impacts were partially offset by decreased favorable net prior year development.

The combined ratio improved 2.7 points for the nine months ended September 30, 2012 as compared with the same period in 2011. The loss ratio improved 3.4 points, primarily due to the impacts of lower catastrophe losses and an improved current accident year non-catastrophe loss ratio, partially offset by decreased favorable net prior year development. Catastrophe losses were $115 million, or 4.7 points of the loss ratio, for the nine months ended September 30, 2012, as compared to $195 million, or 8.1 points of the loss ratio, for the nine months ended September 30, 2011.

The expense ratio increased 0.6 points for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to the favorable impact of recoveries in 2011 on insurance receivables written off in prior years.

Favorable net prior year development of $66 million and $78 million was recorded for the nine months ended September 30, 2012 and 2011. Further information on CNA Commercial net prior year development for the nine months ended September 30, 2012 and 2011 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for CNA Commercial:

	September 30,	December 31,
	2012	2011
(In millions)

Gross Case Reserves	$6,129	$6,266
Gross IBNR Reserves	5,097	5,243

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,226	$11,509

Net Case Reserves	$5,604	$5,720
Net IBNR Reserves	4,536	4,670

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,140	$10,390

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

(In millions)

Net earned premiums	$141	$142	$421	$427
Net investment income	201	190	600	567
Net operating loss	(19)	(13)	(34)	(46)
Net realized investment gains (losses)	(2)	(2)	8	(4)
Net loss	(21)	(15)	(26)	(50)

Three Months Ended September 30, 2012 Compared to 2011

Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended September 30, 2012 as compared with the same period in 2011. Net earned premiums relate primarily to the individual and group long term care businesses.

Net loss increased $6 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was primarily due to unfavorable morbidity in CNA’s long term care business.

Nine Months Ended September 30, 2012 Compared to 2011

Net earned premiums for Life & Group Non-Core decreased $6 million for the nine months ended September 30, 2012 as compared with the same period in 2011.

Net loss decreased $24 million for the nine months ended September 30, 2012 as compared with the same period in 2011. This decrease was primarily due to improved net realized investment results, a significant gain related to a benefit on a life settlement contract, as well as the impact of unfavorable performance on CNA’s remaining pension deposit business in 2011.

Other

The following table summarizes the results of operations for the Other segment, including Hardy, asbestos and environmental pollution (“A&EP”) and intrasegment eliminations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

(In millions)

Net written premiums	$56		$56
Net earned premiums	64		64
Net investment income	11	$4	27	$24
Net operating loss	(20)	(19)	(51)	(66)
Net realized investment gains (losses)			(2)	1
Net loss	(20)	(19)	(53)	(65)

As discussed in Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1, on July 2, 2012, CNA acquired Hardy, a specialized Lloyd’s of London (“Lloyd’s”) underwriter, for $231 million. The acquisition of Hardy aligns with CNA’s specialized underwriting focus and will be a key platform for expanding its global business through the Lloyd’s marketplace. The Lloyd’s market provides access to international licenses, sophisticated excess and surplus insurance business and other syndicated risks.

Three Months Ended September 30, 2012 Compared to 2011

Hardy had net earned premiums of $64 million, consisting of $26 million for marine and aviation, $18 million for non-marine property, $11 million for property treaty reinsurance and $9 million for specialty lines.

Hardy’s average rate increased 1% for the three months ended September 30, 2012 for the policies that renewed in that period. Retention of 72% was achieved in the period.

Net loss increased $1 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was primarily due to a $10 million release of a previously established allowance for uncollectible reinsurance receivables arising from a change in estimate in 2011. This unfavorable impact was partially offset by decreased unfavorable net prior year development, higher net investment income and Hardy net income of $2 million.

Hardy’s loss and loss adjustment expense ratio was 33.3%, and its expense ratio was 52.5%, for a combined ratio of 85.8%.

Favorable net prior year development of $4 million, primarily due to Hardy, and unfavorable net prior year development of $12 million were recorded for the three months ended September 30, 2012 and 2011.

Nine Months Ended September 30, 2012 Compared to 2011

Net loss decreased $12 million for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to lower interest expense and favorable net prior year development.

Favorable net prior year development of $4 million, primarily due to Hardy, and unfavorable net prior year development of $5 million were recorded for the nine months ended September 30, 2012 and 2011.

The following table summarizes the gross and net carried reserves for the Other segment:

	September 30,	December 31,
	2012	2011
(In millions)

Gross Case Reserves	$1,575	$1,321
Gross IBNR Reserves	1,721	1,808

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,296	$3,129

Net Case Reserves	$498	$347
Net IBNR Reserves	308	244

Total Net Carried Claim and Claim Adjustment Expense Reserves	$806	$591

Diamond Offshore

Internationally, the ultra-deepwater and deepwater floater markets are generally strong and continue to show signs of further strengthening, particularly in the ultra-deepwater segment where there are reportedly no uncontracted rigs available to work in 2012, with the market expected to remain strong into 2013. Diamond Offshore believes that the decreasing availability of rigs in this market will continue to put upward pressure on dayrates during the remainder of 2012. However, due to its contracted backlog in 2013, Diamond Offshore has limited availability in this market. In addition, based on third quarter 2012 analyst data, there are over 90 floater rigs, primarily ultra-deepwater and deepwater units, on order or under construction, including 33 rigs reportedly awarded for construction by Petróleo Brasileiro S.A., (“Petrobras”). Not counting the 33 rigs Petrobras has announced it intends to have built, nearly 40% of the floaters scheduled for delivery in 2013 and 70% scheduled for delivery in 2014 are not yet contracted for future work including two of Diamond Offshore’s drillships and one of its semisubmersible rigs under construction. The Petrobas rigs are scheduled for delivery in 2015 and beyond; however, industry analysts expect that this timing may be delayed due to current shipyard limitations.

Market strength for ultra-deepwater and deepwater rigs varies among geographic regions in which Diamond Offshore operates, but generally is strong or nearing current rig capacity. As a result of successful exploration and development programs offshore Brazil and West Africa, there continues to be a robust market for deepwater and ultra-deepwater rigs in those regions.

Market strength for mid-water floaters is stable or improving depending on the geographic market. In the North Sea, the mid-water market is strong, with signs of increasing dayrates, and in the Mediterranean region, demand remains solid. The Southeast Asia and Australia markets also remain steady.

Industry-wide floater utilization is reported to be approximately 90%, and as of October 15, 2012, Diamond Offshore’s floating rigs were committed for approximately 89% of the days remaining in 2012 and 76% of 2013.

During the nine months ending September 30, 2012, Diamond Offshore sold six jack-up rigs, resulting in a pretax gain of approximately $76 million.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of October 17, 2012 and February 1, 2012 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2011). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 17, 2012	February 1, 2012
(In millions)

Floaters:
Ultra-Deepwater (a)	$4,660	$4,926
Deepwater (b)	1,373	1,081
Mid-Water (c)	2,510	2,348

Total Floaters	8,543	8,355
Jack-ups	203	277

Total	$8,746	$8,632

(a)

As of October 17, 2012, for ultra-deepwater floaters includes (i) $1.5 billion attributable to contracted operations offshore Brazil for the years 2012 to 2015 and (ii) $1.8 billion attributable to future work for two drillships under construction for the years 2013 to 2019.

(b)

As of October 17, 2012, for deepwater floaters includes (i) $624 million attributable to contracted operations offshore Brazil for the years 2012 to 2016 and (ii) $179 million for the years 2013 to 2014 attributable to future work for the Ocean Onyx, which is under construction.

(c)	As of October 17, 2012, for mid-water floaters includes $1.1 billion attributable to contracted operations offshore Brazil for the years 2012 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of October 17, 2012.

Year Ended December 31	Total	2012 (a)	2013	2014	2015 - 2019
(In millions)

Floaters:
Ultra-Deepwater (b)	$4,660	$256	$871	$1,306	$2,227
Deepwater (c)	1,373	152	572	442	207
Mid-Water (d)	2,510	303	1,090	864	253

Total Floaters	8,543	711	2,533	2,612	2,687
Jack-ups	203	40	110	40	13

Total	$8,746	$751	$2,643	$2,652	$2,700

(a)	Represents a three-month period beginning October 1, 2012.
(b)

As of October 17, 2012, for ultra-deepwater floaters includes (i) $131 million, $524 million, $524 million and $324 million for the years 2012 to 2015, attributable to contracted operations offshore Brazil and (ii) $29 million and $299 million for the years 2013 and 2014, and $1.5 billion in the aggregate for the years 2015 to 2019, attributable to future work for two drillships under construction.

(c)

As of October 17, 2012, for deepwater floaters includes (i) $61 million, $222 million and $149 million for the years 2012 to 2014, and $196 million in the aggregate for the years 2015 to 2016, attributable to contracted operations offshore Brazil and (ii) $59 million and $120 million for the years 2013 and 2014, attributable to future work for the Ocean Onyx, which is under construction.

(d)	As of October 17, 2012, for mid-water floaters includes $120 million, $477 million, $368 million and $86 million for the years 2012 to 2015, attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of October 17, 2012. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHawk, Ocean Onyx, Ocean BlackHornet, Ocean BlackRhino, Ocean BlackLion and Ocean Apex which are all under construction.

Year Ended December 31	2012 (a) (b)	2013 (b)	2014	2015 - 2019

Floaters:
Ultra-Deepwater	100%	97%	88%	22%
Deepwater	100%	89%	43%	4%
Mid-Water	83%	66%	44%	2%
All Floaters	90%	78%	57%	9%
Jack-ups	71%	55%	26%	1%

(a)	Represents a three-month period beginning October 1, 2012.
(b)	As of October 17, 2012, includes approximately 250, 1,250 and 180 currently known, scheduled shipyard, survey and mobilization days for 2012, 2013 and 2014.

Dayrate and Utilization Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenue earning days (a)
Floaters:
Ultra-Deepwater	549	647	1,818	1,869
Deepwater	437	457	1,214	1,272
Mid-Water	1,215	1,281	3,481	4,148
Jack-ups	358	524	1,298	1,793

Utilization (b)
Floaters:
Ultra-Deepwater	75%	88%	83%	86%
Deepwater	95%	99%	89%	93%
Mid-Water	71%	70%	67%	76%
Jack-ups	56%	44%	49%	51%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$354,100	$335,700	$357,400	$339,200
Deepwater	372,800	465,100	367,800	414,400
Mid-Water	258,100	268,100	262,100	269,400
Jack-ups	97,800	84,300	92,100	82,600

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2012 and 2011, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Contract drilling revenues	$714	$861	$2,195	$2,520
Net investment income	1	2	4	4
Investment gains				1
Other revenue	15	18	120	58

Total	730	881	2,319	2,583

Expenses:
Contract drilling expenses	358	392	1,160	1,142
Other operating expenses	129	138	390	406
Interest	9	16	37	60

Total	496	546	1,587	1,608

Income before income tax	234	335	732	975
Income tax expense	(63)	(87)	(188)	(229)
Amounts attributable to noncontrolling interests	(88)	(127)	(280)	(383)

Net income attributable to Loews Corporation	$83	$121	$264	$363

Three Months Ended September 30, 2012 Compared to 2011

Net income decreased $38 million for the three months ended September 30, 2012 as compared with the 2011 period, reflecting a decline in revenue, partially offset by a decrease in contract drilling expense. Aggregate revenue for Diamond Offshore’s floater and jack-up fleets decreased $147 million, or 17%, as compared with the 2011 period, while contract drilling expense decreased $34 million, or 9%, during the same period. Contract drilling revenue for the three months ended September 30, 2012 was negatively impacted by a decrease in revenue earning days as well as a decrease in average daily revenue earned by Diamond Offshore’s deepwater and mid-water floaters, as compared to the 2011 period. The decrease in contract drilling expense of $34 million for the three months ended September 30, 2012 is primarily due to the movement of certain rigs to other operating regions with lower cost structures, combined with lower mobilization, repair and inspection costs, as well as the absence of operating costs during the three months ended September 30, 2012 for the recently sold jack-up rigs.

Revenue generated by ultra-deepwater floaters decreased $25 million during the three months ended September 30, 2012 as compared with 2011 primarily due to decreased utilization of $33 million, partially offset by a $10 million increase in average daily revenue in 2012.

Revenue generated by deepwater floaters decreased $54 million in the three months ended September 30, 2012 as compared with 2011, primarily due to a $40 million decrease in average daily revenue, a $9 million decrease in utilization, and a $4 million decrease in amortized mobilization fees. The decrease in utilization was primarily due to downtime associated with the Ocean Victory’s five year survey. The decrease in average daily revenue earned during the three months ended September 30, 2012 was primarily due to each of the deepwater floaters currently working at significantly lower dayrates than in the prior year period.

Revenue generated by mid-water floaters decreased $58 million during the three months ended September 30, 2012 as compared with 2011, primarily due to a $18 million decrease in revenue earning days, a $12 million decrease in average daily revenue and the absence of a $24 million demobilization fee received in the 2011 period. The decrease in utilization was primarily attributable to planned downtime for mobilization and shipyard projects partially offset by less unplanned downtime for repairs and the warm stacking of rigs between contracts.

Revenue generated by jack-up rigs decreased $11 million in the three months ended September 30, 2012 as compared with 2011, primarily due to the sale of six jack-up rigs in the first half of 2012 including two rigs that were fully utilized during the 2011 period. The impact of the sale of these rigs was an incremental reduction in revenue of $12 million during the three months ended September 30, 2012 compared to the prior year period.

Nine Months Ended September 30, 2012 Compared to 2011

Net income decreased $99 million for the nine months ended September 30, 2012 as compared with the 2011 period, reflecting both a decline in revenue and an increase in contract drilling expense. Net income for the nine months ended September 30, 2012 included a $32 million gain (after tax and noncontrolling interests) on the sale of six jack-up rigs. Aggregate revenue for Diamond Offshore’s floater and jack-up fleets decreased $325 million, or 13%, as compared to the 2011 period, while contract drilling expense increased $18 million, or 2%, during the same period. Contract drilling revenue for the nine months ended September 30, 2012 was negatively impacted by a decrease in both revenue earning days and average daily revenue earned by Diamond Offshore’s deepwater and mid-water floaters, as compared to the 2011 period, partially offset by favorable revenue variances for its ultra-deepwater floaters. The increase in contract drilling expense for the nine months ended September 30, 2012 primarily reflects higher repair, inspection and mobilization costs as well as an increase in costs associated with operating rigs internationally rather than domestically, including travel, personnel related costs, and other costs associated with establishing and maintaining shorebase support functions in international locations.

Revenue generated by ultra-deepwater floaters increased $21 million during the nine months ended September 30, 2012 as compared with 2011, primarily due to increased average daily revenue of $33 million and increased amortized mobilization fees of $5 million, partially offset by a decrease in utilization of $17 million.

Revenue generated by deepwater floaters decreased $90 million in the nine months ended September 30, 2012 as compared with 2011, primarily due to a $57 million decrease in average daily revenue, a $24 million decrease in utilization as a result of fewer revenue earning days, and a $9 million decrease in amortized mobilization fees.

Revenue generated by mid-water floaters decreased $221 million during the nine months ended September 30, 2012 as compared with 2011, primarily due to a $180 million decrease in utilization, a $25 million decrease in average daily revenue and a $16 million decrease in amortized mobilization fees. Revenue earning days decreased by 667 in the nine months ended September 30, 2012 as compared with 2011, primarily attributable to planned downtime for mobilization and shipyard projects, unplanned downtime for repairs and the warm stacking of rigs between contracts.

Revenue generated by jack-up rigs decreased $34 million in the nine months ended September 30, 2012 as compared with 2011, primarily due to the sale of six jack-up rigs in 2012 which resulted in an incremental reduction in revenue of $32 million compared to the 2011 period.

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

The amount of natural gas being produced from unconventional natural gas production areas has greatly increased in recent years. This dynamic drove the pipeline industry, including Boardwalk Pipeline, to construct substantial new pipeline infrastructure to support this development. However, the oversupply of gas from these and other production areas has resulted in gas prices that are substantially lower than in recent years, which has caused producers to scale back production to levels below those that were expected when the new infrastructure was built. In addition, certain of these new supply basins, such as the Marcellus and Utica Shale plays, are closer to the traditional high value markets served by interstate pipelines, a development that has further affected how natural gas moves across the interstate pipeline grid. These factors have led to increased competition in certain pipeline markets, as well as more narrow price differentials than previous years between producing/supply areas and market areas (basis spreads), which has put significant downward pressure on pricing for both firm and interruptible transportation capacity that Boardwalk Pipeline is currently marketing.

As of September 30, 2012, a substantial portion of Boardwalk Pipeline’s transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately six years. Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and must be renewed or replaced. Boardwalk Pipeline has renewed or replaced contracts for most of the firm transportation capacity that expired or will expire in 2012, though in some cases at lower rates. Boardwalk Pipeline is in discussions to renew many of its firm contracts that expire in 2013, with the outcome uncertain until those discussions are concluded. However, the amount of contracted transportation capacity coming up for renewal in 2013 is greater than in recent years, and includes a portion of the capacity from the major expansion projects which were placed in service in the last several years on the Gulf South pipeline. In addition, basis spreads on Boardwalk Pipeline’s pipelines have compressed significantly in recent years and Boardwalk Pipeline does not expect them to widen significantly in the near future. As a result, Boardwalk Pipeline may not be able to renew all of its expiring transportation contracts, and Boardwalk Pipeline expects that renewals will be at lower rates which will unfavorably affect transportation revenues.

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

Boardwalk HP Storage Company, LLC (“HP Storage”), acquired in December of 2011, owns seven salt dome natural gas storage caverns and associated assets in Mississippi. HP Storage contributed $12 million and $37 million in revenues and $2 million and $4 million in net income (after tax and noncontrolling interests) for the three and nine months ended September 30, 2012.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2012 and 2011, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$271	$269	$862	$843
Investment losses	(1)		(3)

Total	270	269	859	843

Expenses:
Operating	171	177	521	569
Interest	42	46	125	133

Total	213	223	646	702

Income before income tax	57	46	213	141
Income tax expense	(15)	(11)	(52)	(35)
Amounts attributable to noncontrolling interests	(23)	(17)	(83)	(50)

Net income attributable to Loews Corporation	$19	$18	$78	$56

Three Months Ended September 30, 2012 Compared to 2011

Total revenues increased $1 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to $12 million of revenues earned by HP Storage and higher PAL and storage revenues of $5 million due to improved market conditions. The increase in revenues was partially offset by lower natural gas prices, which resulted in a decrease in retained fuel of $10 million and a decrease in transportation revenues of $5 million from lower interruptible services due to a decrease in basis spreads between locations on the pipelines.

Operating expenses decreased $6 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to lower fuel costs of $9 million from lower natural gas prices, lower operations and maintenance expenses of $8 million and lower general and administrative costs of $7 million from reduced outside services and employee benefit costs. These decreases were partially offset by $6 million of expenses incurred by HP Storage and a $6 million gain from the sale of storage gas recorded in the 2011 period. Interest expense decreased $4 million for the three months ended September 30, 2012, primarily from a charge recorded in the 2011 period on the early extinguishment of debt, partially offset by increased debt levels and higher average interest rates.

Nine Months Ended September 30, 2012 Compared to 2011

Total revenues increased $16 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to $37 million of revenues earned by HP Storage, higher PAL and storage revenues of $10 million due to improved market conditions and higher firm transportation revenues of $3 million due to contractual capacity increases. The increase in revenues was partially offset by a decrease in retained fuel of $33 million primarily due to lower natural gas prices, and lower interruptible transportation service revenues due to a decrease in basis spreads between locations on the pipelines.

Operating expenses decreased $48 million for the nine months ended September 30, 2012, compared to the same period in 2011. The primary drivers of the decrease were charges incurred in 2011 including a $29 million impairment charge associated with Boardwalk Pipeline’s materials and supplies, an expense of $5 million representing an insurance deductible associated with replacing compressor assets and $4 million of gas losses associated with the Bistineau storage facility. In addition, in the 2012 period there were lower fuel costs of $26 million due to lower natural gas prices, lower general and administrative costs of $20 million primarily from decreased outside services and $5 million of gains on the sale of pipe inventory and an insurance recovery. These decreases were partially offset by $21 million of expenses incurred by HP Storage and $8 million of asset impairment charges. The 2011 period included a gain of $9 million from the sale of storage gas. Interest expense decreased $8 million for the nine months ended September 30, 2012, primarily from a charge recorded in the 2011 period on the early extinguishment of debt, partially offset by increased debt levels and higher average interest rates.

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

HighMount’s revenues and profitability depend substantially on natural gas and oil prices and HighMount’s ability to increase its natural gas and oil production. For the period July 2008 through September 2012, NYMEX natural gas contract settlement prices have ranged from a high of $13.11 in July 2008 to a low of $2.04 in May 2012. This price decline is reflective of an increase in the supply of natural gas resulting from new sources of supply recoverable from shale formations, primarily the result of technological advancements in horizontal drilling and hydraulic fracturing. As a result of the decline in natural gas prices, HighMount changed its drilling program in 2011 to develop properties that produce primarily oil and natural gas liquids to benefit from the higher prices for these commodities. Revenues from the sale of NGL and oil, including the impact of hedges, amounted to 45% of HighMount’s total revenues for the nine months ended September 30, 2012 as compared to 34% of its total revenue for the nine months ended September 30, 2011. The price HighMount realizes for its production is also affected by HighMount’s hedging activities, as well as locational differences in market prices. As a result of significant declines in natural gas and NGL prices at September 30, 2012, HighMount performed a goodwill impairment test and no impairment charges were required.

HighMount’s operating expenses consist primarily of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. Production expenses represent costs incurred to operate and maintain wells, related equipment and facilities and transportation costs. Production and ad valorem taxes increase or decrease primarily when prices of natural gas and oil increase or decrease, but they are also affected by changes in production and state incentive programs, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance and revisions due to changing commodity prices.

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Gas production (Bcf)	9.5	11.3	29.9	34.7
Gas sales (Bcf)	8.8	10.7	28.0	32.7
Oil production/sales (Mbbls)	131.6	68.2	313.7	210.4
NGL production/sales (Mbbls)	589.6	663.9	1,804.7	2,038.0
Equivalent production (Bcfe)	13.8	15.7	42.6	48.2
Equivalent sales (Bcfe)	13.2	15.0	40.7	46.1

Average realized prices without hedging results:
Gas (per Mcf)	$2.76	$4.17	$2.47	$4.11
NGL (per Bbl)	33.47	55.00	38.59	52.32
Oil (per Bbl)	88.05	82.67	88.66	89.67
Equivalent (per Mcfe)	4.22	5.76	4.09	5.63

Average realized prices with hedging results:
Gas (per Mcf)	$4.28	$5.73	$4.13	$5.89
NGL (per Bbl)	37.48	40.57	38.58	39.68
Oil (per Bbl)	94.71	82.67	92.94	89.67
Equivalent (per Mcfe)	5.49	6.22	5.26	6.33

Average cost per Mcfe:
Production expenses	$1.30	$1.16	$1.30	$1.19
Production and ad valorem taxes	0.21	0.32	0.25	0.41
General and administrative expenses	0.70	0.63	0.75	0.63
Depletion expense	1.43	1.18	1.48	1.15

Results of Operations

The following table summarizes the results of operations for HighMount for the three and nine months ended September 30, 2012 and 2011, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$74	$95	$219	$297

Total	74	95	219	297

Expenses:
Other operating expenses
Impairment of natural gas and oil properties	261		527
Operating	58	58	182	183
Interest	3	12	9	36

Total	322	70	718	219

Income (loss) before income tax	(248)	25	(499)	78
Income tax (expense) benefit	90	(9)	180	(28)

Net income (loss) attributable to Loews Corporation	$(158)	$16	$(319)	$50

For the three and nine months ended September 30, 2012, HighMount recorded non-cash ceiling test impairment charges of $261 million and $527 million ($166 million and $336 million after tax) related to the carrying value of its natural gas and oil properties. The write-downs were the result of declines in natural gas and NGL prices. The September 30, 2012, ceiling test calculation was based on average 12-month prices of $2.83 per MMBtu for natural gas, $46.02 per Bbl for NGLs and $94.97 per Bbl for oil. If prices remain unchanged through 2012, it is likely that HighMount will incur non-cash after tax ceiling test impairments ranging from approximately $50 million to $100 million in the fourth quarter of 2012. The extent of any future impairment is dependent on factors existing on the measurement date, such as sale prices, operating costs, drilling costs, and the associated impact on proved undeveloped well locations included in HighMount’s total proved reserves.

Three Months Ended September 30, 2011 Compared to 2010

HighMount’s operating revenues decreased $21 million for the three months ended September 30, 2012 as compared with 2011 due to decreased natural gas and NGL prices and sales volumes. Average prices realized per Mcfe were $5.49 for the three months ended September 30, 2012 compared to $6.22 in the 2011 period. HighMount sold 13.2 Bcfe for the three months ended September 30, 2012 compared to 15.0 Bcfe in the 2011 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

HighMount had hedges in place as of September 30, 2012 that cover approximately 75.1% and 47.8% of total estimated 2012 and 2013 natural gas equivalent production at a weighted average price of $5.70 and $6.07 per Mcfe.

Operating expenses were $58 million for the three months ended September 30, 2012 and 2011. Production expenses and production and ad valorem taxes were $25 million for the three months ended September 30, 2012 and 2011. DD&A expenses were $25 million for the three months ended September 30, 2012, compared to $23 million for the 2011 period. The increase in DD&A expenses was primarily due to negative reserve revisions in 2011 and projected future development activity focused on developing oil reserves.

Nine Months Ended September 30, 2011 Compared to 2010

HighMount’s operating revenues decreased $78 million for the nine months ended September 30, 2012, as compared with the 2011 period due to decreased natural gas and NGL prices and sales volumes. Average prices realized per Mcfe were $5.26 in 2012 compared to $6.33 in the 2011 period. HighMount sold 40.7 Bcfe in 2012 compared to 46.1 Bcfe in the 2011 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

Operating expenses decreased by $1 million for the nine months ended September 30, 2012, as compared with the 2011 period. Production expenses and production and ad valorem taxes were $74 million for the nine months ended September 30, 2012, compared to $84 million for the 2011 period. This decrease is due primarily to lower production taxes, which are driven by lower commodity prices. DD&A expenses were $78 million in 2012, compared to $70 million in 2011. The increase in DD&A expenses was primarily due to negative reserve revisions in 2011 and projected future development activity focused on developing oil reserves.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2012 and 2011, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$97	$81	$271	$250
Net investment income	1	1	1	1

Total	98	82	272	251

Expenses:
Operating	95	81	247	231
Interest	4	2	8	7

Total	99	83	255	238

Income (loss) before income tax	(1)	(1)	17	13
Income tax (expense) benefit		1	(8)	(5)

Net income (loss) attributable to Loews Corporation	$(1)	$—	$9	$8

Revenues increased by $16 million and $21 million, or 19.5% and 8.4%, for the three and nine months ended September 30, 2012 as compared to the 2011 periods. Net income decreased by $1 million and increased by $1 million for the three and nine months ended September 30, 2012 as compared to the 2011 periods. The decrease for the three month period is primarily driven by lower earnings from the Orlando joint venture.

Revenues increased for the three and nine months ended September 30, 2012 as compared to the 2011 periods, primarily due to revenues earned from the Loews Hollywood Hotel, which was acquired in June of 2012. In addition, revenue per available room increased $7.53 and $5.86 to $169.31 and $169.05 for the three and nine months ended September 30, 2012 as compared to the 2011 periods. The increase in revenue per available room reflects improving occupancy and average room rates. Occupancy rates increased to 82.0% and 77.2% in the three and nine months ended September 30, 2012, from 79.8% and 75.4% in the 2011 periods. Average room rates increased by $3.70 and $2.74, or 1.8% and 1.3%, in the three and nine months ended September 30, 2012 as compared to the 2011 periods.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Operating expenses increased for the three and nine months ended September 30, 2012 as compared to the 2011 periods, primarily due to expenses, including acquisition and transition related costs, from the Loews Hollywood Hotel.

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

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2012 and 2011, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

(In millions)

Revenues:
Net investment income (loss)	$79	$(64)	$70	$(23)
Other	2	(1)	2	(1)

Total	81	(65)	72	(24)

Expenses:
Operating	20	21	60	49
Interest	10	9	30	34

Total	30	30	90	83

Income (loss) before income tax	51	(95)	(18)	(107)
Income tax (expense) benefit	(19)	31	3	34

Net income (loss) attributable to Loews Corporation	$32	$(64)	$(15)	$(73)

Revenues increased by $146 million and $96 million for the three and nine months ended September 30, 2012 as compared to the 2011 periods. Investment income increased primarily due to improved performance of equity investments in the trading portfolio for the three and nine months ended September 30, 2012. Improved performance of limited partnership investments also contributed favorably to the results for the three months ended September 30, 2012.

Net results improved $96 million and $58 million for the three and nine months ended September 30, 2012 as compared to the 2011 periods. These changes were due primarily to the change in revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For the nine months ended September 30, 2012, net cash provided by operating activities was $993 million as compared with $813 million for the same period in 2011. Cash provided by operating activities was favorably affected by increased investment income receipts in 2012 as compared with the same period in 2011. In addition, CNA received a $75 million federal income tax refund in 2012.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase or sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2012, net cash used by investing activities was $747 million as compared with $217 million for the same period in 2011. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activities, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Additionally, during 2012, CNA acquired Hardy.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the nine months ended September 30, 2012, net cash used by financing activities was $195 million as compared with $588 million for the same period in 2011. During 2011, CNA purchased the noncontrolling interest of Surety.

Liquidity

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term.

During 2012, CNA entered into a new revolving credit agreement with a syndicate of banks. The new credit agreement established a four-year $250 million senior unsecured revolving credit facility. At CNA’s election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. Under the new credit agreement CNA is required to pay a facility fee which would adjust automatically in the event of a change in CNA’s financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. In addition, CNA’s previous credit agreement was canceled as of the effective date of the new credit agreement. As of September 30, 2012, CNA had no outstanding borrowings under the new credit agreement.

Diamond Offshore

Cash and investments totaled $1.5 billion at September 30, 2012, compared to $1.2 billion at December 31, 2011. During the nine months ended September 30, 2012, Diamond Offshore paid cash dividends totaling $368 million, consisting of aggregate regular cash dividends of $52 million and aggregate special cash dividends of $316 million. On October 17, 2012, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the nine months ended September 30, 2012 decreased $70 million compared to the 2011 period, primarily due to lower earnings. Cash used in investing activities for the nine months ended September 30, 2012 decreased $172 million compared to the 2011 period. This decrease was due to the sale of six jack-up rigs for cash proceeds of $132 million in 2012 and higher capital expenditures in 2011 related to the first installments for the construction of three new, ultra-deepwater drillships.

Diamond Offshore is currently obligated under two vessel modification agreements and four turnkey contracts for the construction of two semisubmersible rigs and four new ultra-deepwater drillships. Diamond Offshore estimates that the aggregate cost for the construction of the two semisubmersible rigs and the four new drillships, including commissioning, spares and project management, to be approximately $670 million and $2.6 billion.

For 2012, Diamond Offshore has budgeted approximately $480 million for capital expenditures associated with the construction of its new drillships and semisubmersible rigs, and an additional $320 million for capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements. Diamond Offshore expects to finance its 2012 capital expenditures through the use of existing cash balances or internally generated funds. During the nine months ended September 30, 2012, Diamond Offshore spent $320 million towards the construction of its four new drillships and the two semisubmersible rigs. In addition, Diamond Offshore spent approximately $195 million during the period related to its ongoing capital maintenance programs.

On September 28, 2012, Diamond Offshore entered into a $750 million syndicated, senior unsecured five-year revolving credit agreement for general corporate purposes, that provides for revolving loans, up to $250 million in performance or other standby letters of credit and up to $75 million in swingline loans. As of September 30, 2012, there were no loans or letters of credit outstanding under the credit agreement.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Diamond Offshore determines the amount of cash required to meet its capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, its ongoing rig equipment replacement and enhancement programs and its obligations relating to the construction of its four new drillships and two semisubmersible rigs. As a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. However, Diamond Offshore believes that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., will be sufficient to meet both its working capital requirements and its capital commitments over the next twelve months. Diamond Offshore will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

Boardwalk Pipeline

At September 30, 2012 and December 31, 2011, cash and investments amounted to $11 million and $23 million. Funds from operations for the nine months ended September 30, 2012 amounted to $414 million, compared to $346 million for the 2011 period. For the nine months ended September 30, 2012 and 2011, Boardwalk Pipeline’s capital expenditures were $136 million and $117 million, which included $84 million and $56 million of growth capital expenditures. Boardwalk Pipeline expects 2012 growth capital expenditures to be approximately $200 million.

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

In April of 2012, Boardwalk Pipeline entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement) with aggregate lending commitments of $1.0 billion. The Amended Credit Agreement has a maturity date of April 27, 2017. As of September 30, 2012, Boardwalk Pipeline had $350 million of loans outstanding under this revolving credit facility with a weighted-average interest rate of 1.3% and had no letters of credit issued. As of September 30, 2012, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility and had available borrowing capacity of $650 million.

In June of 2012, Boardwalk Pipeline issued $300 million principal amount of 4.0% senior notes due June 15, 2022.

In August of 2012, Boardwalk Pipeline repaid at maturity the entire $225 million principal amount of its 5.8% senior notes. In September of 2012, Boardwalk Pipeline repaid in full its $200 million variable rate term loan due December 1, 2016.

In February and August of 2012, Boardwalk Pipeline sold 9.2 million and 11.6 million common units in public offerings and received net proceeds of $250 million and $318 million, including $5 million and $7 million contributions from us to maintain our 2% general partner interest. The net proceeds were used to repay borrowings under Boardwalk Pipeline’s revolving credit facility and to purchase the remaining equity ownership of HP Storage.

In October of 2012, Boardwalk Pipeline sold 11.2 million common units in a public offering and received net proceeds of $298 million, including a $6 million contribution from us to maintain our 2% general partner interest.

On October 1, 2012, a joint venture between Boardwalk Pipeline and Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of the Company, acquired PL Midstream LLC, a company that provides salt dome storage, pipeline transportation, fractionation and brine supply services, for $625 million. These assets represent approximately 53.5 million barrels of salt dome storage capacity, including 11.2 Bcf of working natural gas storage capacity; significant brine supply infrastructure; and more than 240 miles of pipeline transportation assets, including an extensive ethylene distribution system in Louisiana. The acquisition was funded with proceeds from a $225 million five-year variable rate term loan and equity contributions by BPHC of $269 million for a 65% equity interest and of $148 million by Boardwalk Pipeline for a 35% equity interest. On October 15, 2012, Boardwalk Pipeline acquired BPHC’s 65% equity interest in the joint venture for $269 million, which was funded through the sale of common units as discussed above. Boardwalk Pipeline also changed the name of PL Midstream to Boardwalk Louisiana Midstream, LLC. Growth capital expenditures associated with Boardwalk Louisiana Midstream are expected to be approximately $20 million for 2012.

Boardwalk Pipeline has announced its Southeast Market Expansion project, an interconnection between its Gulf South pipeline and HP Storage facilities, additional compression facilities and approximately 70 miles of additional pipeline, adding 0.5 Bcf per day of peak-day transmission capacity, subject to Federal Energy Regulatory Commission approval. The project is expected to be placed in service in 2014 and will cost approximately $300 million. The Southeast Market Expansion project is fully contracted with a weighted-average contract life of approximately 10 years.

HighMount

At September 30, 2012 and December 31, 2011, cash and investments amounted to $7 million and $85 million. Net cash flows provided by operating activities were $112 million and $144 million for the nine months ended September 30, 2012 and 2011. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the nine months ended September 30, 2012, was $249 million, compared to $125 million for the 2011 period. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $169 million and $57 million on capital expenditures for its drilling program in the nine months ended September 30, 2012 and 2011. HighMount expects to spend approximately $46 million on capital expenditures during the fourth quarter of 2012 developing its natural gas and oil reserves, with a focus on oil drilling opportunities. Funds for capital expenditures and working capital requirements are expected to be provided primarily from operating activities, the available capacity under the revolving credit facility and capital contributions from us.

At September 30, 2012, HighMount had $600 million of term loans outstanding. In addition, $160 million was outstanding under HighMount’s $250 million revolving credit facility. In October of 2012, HighMount borrowed an additional $23 million under its revolving credit facility, reducing its available capacity to approximately $67 million as of the borrowing date.

HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio and a minimum ratio of the net present value of its projected future cash flows from its proved natural gas and oil reserves to total debt. The calculation of net present value, performed at least annually, is based on commodity prices determined by the lenders. As a result, a decline in commodity prices could reduce HighMount’s borrowing capacity requiring repayment of a portion of its line of credit funded by a capital contribution from us. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to engage in certain transactions, including transactions with affiliates. At September 30, 2012, HighMount was in compliance with all of its covenants under the credit agreement.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments totaled $45 million at September 30, 2012, as compared to $81 million at December 31, 2011.

On June 15, 2012, Loews Hotels acquired a hotel in Hollywood, California, which is now operating as the Loews Hollywood Hotel. The acquisition was funded with a combination of existing cash balances, newly incurred debt and a capital contribution from us.

Beginning in January 2013, the Loews Regency Hotel will close while undergoing an extensive renovation, with an anticipated completion by the end of the year. Capital expenditures for the renovation are estimated to be approximately $85 million. Loews Hotels expects to record costs of up to $10 million related to the closure in the fourth quarter of 2012.

In October of 2012, Loews Hotels entered into an agreement to become a 50% partner in a joint venture which will build a new hotel at Universal Orlando. Cash contributions related to the joint venture are expected to be approximately $70 million.

Funds for capital expenditures and working capital requirements are expected to be provided from operations, refinancing, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at September 30, 2012 totaled $3.8 billion, as compared to $3.3 billion at December 31, 2011. During the nine months ended September 30, 2012, we received $285 million from the sale of our 80% ownership interest in HP Storage to Boardwalk Pipeline and $512 million in interest and dividends from our subsidiaries. These inflows were partially offset by the payment of $139 million to fund treasury stock purchases, $74 million of cash dividends to our shareholders and a capital contribution of $43 million to our subsidiaries.

As of September 30, 2012, there were 393,578,497 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2012, we purchased 3.5 million shares of Loews common stock at an aggregate cost of $139 million.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
(In millions)

Fixed maturity securities	$507	$494	$1,528	$1,505
Short term investments	2	2	5	6
Limited partnership investments	89	(93)	184	32
Equity securities	4	4	10	16
Trading portfolio	7	(1)	18	5
Other	5	3	16	12

Gross investment income	614	409	1,761	1,576
Investment expense	(13)	(15)	(42)	(45)

Net investment income	$601	$394	$1,719	$1,531

Net investment income increased $207 million for the three months ended September 30, 2012 as compared with the same period in 2011. The increase was primarily driven by a significant increase in limited partnership investment results.

Net investment income increased $188 million for the nine months ended September 30, 2012 as compared with the same period in 2011. The increase was primarily driven by a significant increase in limited partnership investment income and an increase in fixed maturity securities income. The increase in fixed maturity securities income was driven by a higher invested asset base and a favorable net impact of changes in estimates of prepayments for asset-backed securities. These favorable impacts were partially offset by the effect of purchasing new investments at lower market interest rates.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.4% and 5.5% for the nine months ended September 30, 2012 and 2011. Tax-exempt municipal bonds generated $70 million and $205 million of net investment income for the three and nine months ended September 30, 2012, as compared with $60 million and $174 million of net investment income for the same periods in 2011.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$48	$(28)	$91	$63
States, municipalities and political subdivisions	(16)	13	11	3
Asset-backed	(7)	(15)	(36)	(62)
U.S. Treasury and obligations of government-sponsored enterprises	1		3	1
Foreign government		1	4	3
Redeemable preferred stock				3

Total fixed maturity securities	26	(29)	73	11
Equity securities	(15)	(1)	(14)	(3)
Derivative securities	(1)	1	(1)
Short term investments and other	(2)	2	4	6

Total realized investment gains (losses)	8	(27)	62	14
Income tax (expense) benefit	(3)	10	(22)	(4)
Amounts attributable to noncontrolling interests		2	(3)	(1)

Net realized investment gains (losses) attributable to Loews Corporation	$5	$(15)	$37	$9

Net realized investment results increased $20 million and $28 million for the three and nine months ended September 30, 2012 as compared with the same periods in 2011. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.6% and 92.1% of which were rated as investment grade (rated BBB- or higher) at September 30, 2012 and December 31, 2011. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these providers, CNA formulates an internal rating. At September 30, 2012 and December 31, 2011, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	September 30, 2012		December 31, 2011
(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,743	11.2%	$4,760	11.9%
AAA	3,362	7.9	3,421	8.6
AA and A	19,274	45.6	17,807	44.6
BBB	11,788	27.9	10,790	27.0
Non-investment grade	3,138	7.4	3,159	7.9

Total	$42,305	100.0%	$39,937	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3.0 billion and $3.2 billion at September 30, 2012 and December 31, 2011. The following table summarizes the ratings of this portfolio at fair value.

	September 30, 2012		December 31, 2011
(In millions of dollars)

BB	$1,448	46.1%	$1,484	47.0%
B	762	24.3	867	27.4
CCC-C	707	22.5	689	21.8
D	221	7.1	119	3.8

Total	$3,138	100.0%	$3,159	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by rating distribution.

September 30, 2012	Estimated Fair value	%	Gross Unrealized Losses	%
(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$453	19.0%	$46	24.9%
AAA	200	8.4	5	2.7
AA	350	14.6	54	29.2
A	305	12.8	11	5.9
BBB	519	21.7	29	15.7
Non-investment grade	563	23.5	40	21.6

Total	$2,390	100.0%	$185	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

September 30, 2012	Estimated Fair value	%	Gross Unrealized Losses	%
(In millions of dollars)

Due in one year or less	$218	9.1%	$14	7.6%
Due after one year through five years	802	33.6	24	13.0
Due after five years through ten years	763	31.9	76	41.1
Due after ten years	607	25.4	71	38.3

Total	$2,390	100.0%	$185	100.0%

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

	September 30, 2012		December 31, 2011

	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Life & Group
Non-Core	$15,261	11.4	$13,820	11.5
Other interest sensitive investments	29,070	3.8	28,071	3.9

Total	$44,331	6.5	$41,891	6.4

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	September 30, 2012	December 31, 2011
(In millions)

Short term investments:
Commercial paper	$1,167	$411
U.S. Treasury securities	593	903
Money market funds	433	45
Other	291	282

Total short term investments	$2,484	$1,641

European Exposure

CNA’s fixed maturity portfolio includes European exposure. The following table summarizes European exposure included within fixed maturity holdings:

	Corporate		Sovereign	Total

September 30, 2012	Financial Sector	Other Sectors
(In millions)

AAA	$212	$70	$120	$402
AA	217	115	31	363
A	909	712	5	1,626
BBB	312	1,079	7	1,398
Non-investment grade	33	217		250

Total fair value	$1,683	$2,193	$163	$4,039

Total amortized cost	$1,598	$1,941	$159	$3,698

European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity’s management location, country of primary listing, revenue and reporting currency. The acquisition of Hardy increased the fair value and amortized cost of European exposure by $89 million as of September 30, 2012. As of September 30, 2012, securities with a fair value and amortized cost of $2.0 billion and $1.8 billion relate to Eurozone countries, which consist of member states of the European Union that use the Euro as their national currency. Of this amount, securities with a fair value and amortized cost of $311 million and $300 million pertain to Greece, Italy, Ireland, Portugal and Spain.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2012. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2012 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 10 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A.   Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of September 30, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2012 - July 31, 2012	194,000	$39.57	N/A	N/A

August 1, 2012 - August 31, 2012	1,989,130	$40.16	N/A	N/A

September 1, 2012 - September 30, 2012	4,500	$40.49	N/A	N/A

Item 6.  Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: October 30, 2012	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)