Form 10-Q
period 2013-03-31
LOEWS CORP
filed 2013-04-30
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer   X      Accelerated filer             Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                            No          X

Class	Outstanding at April 22, 2013
Common stock, $0.01 par value	388,965,441 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,668 and $38,324	$42,912	$42,765
Equity securities, cost of $709 and $893	691	898
Limited partnership investments	3,207	3,090
Other invested assets, primarily mortgage loans	473	460
Short term investments	5,901	5,835

Total investments	53,184	53,048
Cash	179	228
Receivables	9,605	9,366
Property, plant and equipment	14,204	13,935
Goodwill	993	996
Other assets	1,529	1,538
Deferred acquisition costs of insurance subsidiaries	641	598
Separate account business	279	312

Total assets	$80,614	$80,021

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,511	$24,763
Future policy benefits	11,469	11,475
Unearned premiums	3,759	3,610
Policyholders’ funds	154	157

Total insurance reserves	39,893	40,005
Payable to brokers	738	205
Short term debt	19	19
Long term debt	9,418	9,191
Deferred income taxes	895	840
Other liabilities	4,654	4,773
Separate account business	279	312

Total liabilities	55,896	55,345

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 392,242,941 and 392,054,766 shares	4	4
Additional paid-in capital	3,589	3,595
Retained earnings	15,410	15,192
Accumulated other comprehensive income	566	678

	19,569	19,469
Less treasury stock, at cost (2,344,500 and 249,600 shares)	(102)	(10)

Total shareholders’ equity	19,467	19,459
Noncontrolling interests	5,251	5,217

Total equity	24,718	24,676

Total liabilities and equity	$80,614	$80,021

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2013	2012

(In millions, except per share data)

Revenues:
Insurance premiums	$1,764	$1,649
Net investment income	641	726
Investment gains (losses):
Other-than-temporary impairment losses	(18)	(15)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)		(12)

Net impairment losses recognized in earnings	(18)	(27)
Other net investment gains	42	59

Total investment gains	24	32
Contract drilling revenues	700	755
Other	605	582

Total	3,734	3,744

Expenses:
Insurance claims and policyholders’ benefits	1,429	1,381
Amortization of deferred acquisition costs	328	295
Contract drilling expenses	375	397
Other operating expenses	982	819
Interest	108	111

Total	3,222	3,003

Income before income tax	512	741
Income tax expense	(114)	(222)

Net income	398	519
Amounts attributable to noncontrolling interests	(156)	(152)

Net income attributable to Loews Corporation	$242	$367

Basic net income per share	$0.62	$0.93

Diluted net income per share	$0.62	$0.92

Dividends per share	$0.0625	$0.0625

Weighted-average shares outstanding:
Shares of common stock	391.39	396.77
Dilutive potential shares of common stock	0.77	0.67

Total weighted-average shares outstanding assuming dilution	392.16	397.44

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31	2013	2012

(In millions)

Net income	$398	$519

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	14	40
Net other unrealized gains (losses) on investments	(62)	217

Total unrealized gains (losses) on available-for-sale investments	(48)	257
Unrealized gains (losses) on cash flow hedges	(21)	15
Pension liability	4	7
Foreign currency	(61)	21

Other comprehensive income (loss)	(126)	300

Comprehensive income	272	819

Amounts attributable to noncontrolling interests	(142)	(183)

Total comprehensive income attributable to Loews Corporation	$130	$636

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders

	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2012	$23,203	$4	$3,494	$14,890	$384	$-	$4,431
Net income	519			367			152
Other comprehensive income	300				269		31
Dividends paid	(133)			(25)			(108)
Issuance of equity securities by subsidiary	222		36		1		185
Issuance of Loews common stock	5		5
Stock-based compensation	6		5				1
Other	(1)		(2)				1

Balance, March 31, 2012	$24,121	$4	$3,538	$15,232	$654	$-	$4,693

Balance, January 1, 2013	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217
Net income	398			242			156
Other comprehensive loss	(126)				(112)		(14)
Dividends paid	(146)			(24)			(122)
Purchase of Loews treasury stock	(92)					(92)
Issuance of Loews common stock	3		3
Stock-based compensation	4		(9)				13
Other	1						1

Balance, March 31, 2013	$24,718	$4	$3,589	$15,410	$566	$(102)	$5,251

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2013	2012

(In millions)

Operating Activities:

Net income	$398	$519
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	335	270
Changes in operating assets and liabilities, net:
Receivables	(68)	142
Deferred acquisition costs	(40)	(15)
Insurance reserves	79	99
Other assets	(3)	(6)
Other liabilities	(101)	(187)
Trading securities	8	(494)

Net cash flow operating activities	608	328

Investing Activities:

Purchases of fixed maturities	(2,720)	(2,842)
Proceeds from sales of fixed maturities	1,409	1,929
Proceeds from maturities of fixed maturities	866	683
Purchases of equity securities	(12)	(12)
Proceeds from sales of equity securities	51	19
Purchases of limited partnership investments	(41)	(66)
Proceeds from sales of limited partnership investments	58	97
Purchases of property, plant and equipment	(602)	(238)
Dispositions	5	41
Change in short term investments	375	(88)
Other, net	(22)	(36)

Net cash flow investing activities	(633)	(513)

Financing Activities:

Dividends paid	(24)	(25)
Dividends paid to noncontrolling interests	(122)	(108)
Purchases of treasury shares	(95)
Issuance of common stock	3	5
Proceeds from sale of subsidiary stock	1	245
Principal payments on debt	(196)	(331)
Issuance of debt	420	370
Other, net	(4)	(2)

Net cash flow financing activities	(17)	154

Effect of foreign exchange rate on cash	(7)	1

Net change in cash	(49)	(30)
Cash, beginning of period	228	129

Cash, end of period	$179	$99

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 55% owned subsidiary); exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids), (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013 and December 31, 2012 and the results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2013 and 2012.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2012 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 2.0 million and 2.2 million shares were not included in the diluted weighted average shares amount for the three months ended March 31, 2013 and 2012 due to the exercise price being greater than the average stock price.

Impairment of Natural Gas and Oil Properties – For the three months ended March 31, 2013 and 2012, HighMount recorded a non-cash ceiling test impairment charge of $145 million and $44 million ($92 million and $28 million after tax) related to the carrying value of its natural gas and oil properties. The impairments were recorded within Other operating expenses and as credits to Accumulated depreciation, depletion and amortization. The 2013 write-down was attributable to reduced average natural gas liquids (“NGL”) and oil prices used in the ceiling test calculation and negative reserve revisions. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $195 million and $69 million ($124 million and $44 million after tax) for the three months ended March 31, 2013 and 2012. As a result of the ceiling test impairment charge, HighMount performed a goodwill impairment test and no impairment charge was required.

2.  Investments

Net investment income is as follows:

Three Months Ended March 31	2013	2012

(In millions)

Fixed maturity securities	$499	$516
Short term investments	2	3
Limited partnership investments	146	143
Equity securities	3	4
Income (loss) from trading portfolio (a)	(3)	70
Other	6	4

Total investment income	653	740
Investment expenses	(12)	(14)

Net investment income	$641	$726

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(15) million and $36 million for the three months ended March 31, 2013 and 2012.

Investment gains (losses) are as follows:

Three Months Ended March 31	2013	2012

(In millions)

Fixed maturity securities	$32	$30
Equity securities	(13)	1
Derivative instruments	2	(1)
Short term investments and other	3	2

Investment gains (a)	$24	$32

(a)

Includes gross realized gains of $46 million and $72 million and gross realized losses of $27 million and $41 million on available-for-sale securities for the three months ended March 31, 2013 and 2012.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2013	2012

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$3	$10
Asset-backed:
Residential mortgage-backed		14
U.S. Treasury and obligations of government-sponsored enterprises		1

Total fixed maturities available-for-sale	3	25

Equity securities available-for-sale:
Common stock		2
Preferred stock	15

Total equity securities available-for-sale	15	2

Net OTTI losses recognized in earnings	$18	$27

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

The amortized cost and fair values of securities are as follows:

March 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 19,747	$ 2,562	$ 18	$22,291
States, municipalities and political subdivisions	9,599	1,408	59	10,948
Asset-backed:
Residential mortgage-backed	5,518	235	70	5,683	$ (49)
Commercial mortgage-backed	1,853	147	10	1,990	(3)
Other asset-backed	932	23		955

Total asset-backed	8,303	405	80	8,628	(52)
U.S. Treasury and obligations of government-sponsored enterprises	170	11		181
Foreign government	528	24		552
Redeemable preferred stock	123	14	1	136

Fixed maturities available-for-sale	38,470	4,424	158	42,736	(52)
Fixed maturities, trading	198		22	176

Total fixed maturities	38,668	4,424	180	42,912	(52)

Equity securities:
Common stock	38	17		55
Preferred stock	139	7		146

Equity securities available-for-sale	177	24	-	201	-
Equity securities, trading	532	51	93	490

Total equity securities	709	75	93	691	-

Total	$ 39,377	$ 4,499	$ 273	$43,603	$ (52)

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,530	$ 2,698	$21	$22,207
States, municipalities and political subdivisions	9,372	1,455	44	10,783
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	$(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23		952

Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government-sponsored enterprises	172	11	1	182
Foreign government	588	25		613
Redeemable preferred stock	113	13	1	125

Fixed maturities available-for-sale	38,141	4,618	155	42,604	(31)
Fixed maturities, trading	183		22	161

Total fixed maturities	38,324	4,618	177	42,765	(31)

Equity securities:
Common stock	38	14		52
Preferred stock	190	7		197

Equity securities available-for-sale	228	21	-	249	-
Equity securities, trading	665	80	96	649

Total equity securities	893	101	96	898	-

Total	$39,217	$ 4,719	$273	$43,663	$(31)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At March 31, 2013 and December 31, 2012, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $1.3 billion and $1.4 billion. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains (losses) through Other comprehensive income (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$951	$13	$50	$5	$1,001	$18
States, municipalities and political subdivisions	683	16	121	43	804	59
Asset-backed:
Residential mortgage-backed	920	19	347	51	1,267	70
Commercial mortgage-backed	155	2	141	8	296	10

Total asset-backed	1,075	21	488	59	1,563	80
Redeemable preferred stock	34	1			34	1

Total	$2,743	$51	$659	$107	$3,402	$158

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17

Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government- sponsored enterprises	23	1			23	1
Redeemable preferred stock	28	1			28	1

Total	$1,819	$27	$866	$128	$2,685	$155

The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $19 million and $32 million for the three months ended March 31, 2013 and 2012.

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2013.

The following table summarizes the activity for the three months ended March 31, 2013 and 2012 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at March 31, 2013 and 2012 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three Months Ended March 31	2013	2012

(In millions)

Beginning balance of credit losses on fixed maturity securities	$95	$92
Additional credit losses for securities for which an OTTI loss was previously recognized		11
Credit losses for securities for which an OTTI loss was not previously recognized		1
Reductions for securities sold during the period	(3)	(4)

Ending balance of credit losses on fixed maturity securities	$92	$100

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	March 31, 2013		December 3 1, 2012

	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

(In millions)

Due in one year or less	$1,783	$1,819	$1,648	$1,665
Due after one year through five years	12,916	13,731	13,603	14,442
Due after five years through ten years	9,430	10,267	8,726	9,555
Due after ten years	14,341	16,919	14,164	16,942

Total	$38,470	$42,736	$38,141	$42,604

Investment Commitments

As of March 31, 2013, the Company had committed approximately $247 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of March 31, 2013, the Company had commitments to purchase or fund additional amounts of $167 million and sell $210 million under the terms of such securities.

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

The type of financial instruments being measured and the methodologies and inputs used at March 31, 2013 were consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures include (i) the review of pricing service or broker pricing methodologies, (ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, (iii) exception reporting, where changes in price, period-over-period, are reviewed and challenged with the pricing service or broker based on exception criteria, (iv) detailed analysis, where the Company independently validates information regarding inputs and assumptions for individual securities and (v) pricing validation, where prices received are compared to prices independently estimated by the Company.

The fair values of CNA’s life settlement contracts are included in Other assets on the Consolidated Condensed Balance Sheets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

March 31, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$28	$21,980	$283	$22,291
States, municipalities and political subdivisions		10,819	129	10,948
Asset-backed:
Residential mortgage-backed		5,233	450	5,683
Commercial mortgage-backed		1,813	177	1,990
Other asset-backed		559	396	955

Total asset-backed		7,605	1,023	8,628
U.S. Treasury and obligations of government-sponsored enterprises	155	26		181
Foreign government	104	448		552
Redeemable preferred stock	51	59	26	136

Fixed maturities available-for-sale	338	40,937	1,461	42,736
Fixed maturities, trading	4	65	107	176

Total fixed maturities	$342	$41,002	$1,568	$42,912

Equity securities available-for-sale	$120	$62	$19	$201
Equity securities, trading	487		3	490

Total equity securities	$607	$62	$22	$691

Short term investments	$5,448	$397	$5	$5,850
Other invested assets		48		48
Receivables		17	7	24
Life settlement contracts			95	95
Separate account business	11	266	2	279
Payable to brokers	(379)	(18)	(5)	(402)

December 31, 2012	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$6	$21,982	$219	$22,207
States, municipalities and political subdivisions		10,687	96	10,783
Asset-backed:
Residential mortgage-backed		5,507	413	5,920
Commercial mortgage-backed		1,693	129	1,822
Other asset-backed		584	368	952

Total asset-backed		7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24		182
Foreign government	140	473		613
Redeemable preferred stock	40	59	26	125

Fixed maturities available-for-sale	344	41,009	1,251	42,604
Fixed maturities, trading		72	89	161

Total fixed maturities	$344	$41,081	$1,340	$42,765

Equity securities available-for-sale	$117	$98	$34	$249
Equity securities, trading	642		7	649

Total equity securities	$759	$98	$41	$898

Short term investments	$4,990	$799	$6	$5,795
Other invested assets		58	1	59
Receivables		32	11	43
Life settlement contracts			100	100
Separate account business	4	306	2	312
Payable to brokers	(95)	(11)	(6)	(112)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

2013	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities

		Included in Net Income	Included in OCI							Held at March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$219		$2	$91	$(17)	$(20)	$26	$(18)	$283	$(1)
States, municipalities and political subdivisions	96	$(3)		85	(47)	(2)			129
Asset-backed:
Residential mortgage-backed	413	3		61		(11)		(16)	450
Commercial mortgage- backed	129	1	5	73		(7)		(24)	177
Other asset-backed	368	3	1	136	(99)	(13)			396

Total asset-backed	910	7	6	270	(99)	(31)	-	(40)	1,023	-
Redeemable preferred stock	26								26

Fixed maturities available-for-sale	1,251	4	8	446	(163)	(53)	26	(58)	1,461	(1)
Fixed maturities, trading	89	1		19	(2)				107	1

Total fixed maturities	$1,340	$5	$8	$465	$(165)	$(53)	$26	$(58)	$1,568	$-

Equity securities available-for-sale	$34	$(15)	$1					$(1)	$19	$(15)
Equity securities trading	7	(3)			$(1)				3	(3)

Total equity securities	$41	$(18)	$1	$-	$(1)	$-	$-	$(1)	$22	$(18)

Short term investments	$6				$(1)				$5
Other invested assets	1				(1)				-
Life settlement contracts	100	$7				$(12)			95
Separate account business	2								2
Derivative financial instruments, net	5	3	$(4)		1	(3)			2

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2012	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, March 31	Held at March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$482	$3	$4	$78	$(86)	$(19)	$33	$(10)	$485
States, municipalities and political subdivisions	171		2						173
Asset-backed:
Residential mortgage-backed	452	1	(4)	38		(7)		(33)	447
Commercial mortgage- backed	59		4	42					105
Other asset-backed	343	4	4	176	(77)	(25)		(41)	384

Total asset-backed	854	5	4	256	(77)	(32)	-	(74)	936
Redeemable preferred stock	-			53					53

Fixed maturities available-for-sale	1,507	8	10	387	(163)	(51)	33	(84)	1,647
Fixed maturities, trading	101	(7)		7					101	$(7)

Total fixed maturities	$1,608	$1	$10	$394	$(163)	$(51)	$33	$(84)	$1,748	$(7)

Equity securities available-for-sale	$67		$(3)	$11	$(1)				$74	$(2)
Equity securities trading	14	$(3)							11	(3)

Total equity securities	$81	$(3)	$(3)	$11	$(1)	$-	$-	$-	$85	$(5)

Short term investments	$27			$12		$(39)			$-
Other invested assets	11								11
Life settlement contracts	117	$3				(5)			115	$(1)
Separate account business	23				$(19)				4
Derivative financial instruments, net	(15)	(6)	$13	1	(5)	4			(8)	1

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

March 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

	(In millions)

Assets

Fixed maturity securities	$78	Discounted cash flow	Expected call date	3.0 – 4.6 years (4.0 years)
			Credit spread adjustment	0.02% – 0.48% (0.17%)
	97	Market approach	Private offering price	$34.70 – $122.09 ($102.97)
Equity securities	19	Market approach	Private offering price	$33.73 –$3,970.99 per share
				($1,114.32 per share)
Life settlement contracts	95	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% – 883% (209.2%)

December 31, 2012

Assets

Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 – 5.3 years (4.3 years)
			Credit spread adjustment	0.02% – 0.48% (0.17%)
	72	Market approach	Private offering price	$42.39 – $102.32 ($100.11)
Equity securities	34	Market approach	Private offering price	$4.54 – $3,842.00 per share
				($571.17 per share)
Life settlement contracts	100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% – 883% (208.9%)

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

Financial Assets and Liabilities Not Measured at Fair Value

The methods and assumptions used to estimate the fair value for financial assets and liabilities not measured at fair value were consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Carrying	Estimated Fair Value
March 31, 2013	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Financial Assets:
Other invested assets, primarily mortgage loans	$425			$449	$449

Financial Liabilities:
Premium deposits and annuity contracts	96			100	100
Short term debt	19		$13	6	19
Long term debt	9,418		10,216	350	10,566

December 31, 2012

Financial Assets:
Other invested assets, primarily mortgage loans	$401			$418	$418

Financial Liabilities:
Premium deposits and annuity contracts	100			104	104
Short term debt	19		$13	6	19
Long term debt	9,191		10,170	202	10,372

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

	March 31, 2013			December 31, 2012

	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value

	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$300		$(5)	$300		$(6)
Commodities:
Forwards – short	319	$20	(14)	288	$39	(3)
Foreign exchange:
Currency forwards – short	125	3	(1)	144	4

Without hedge designation:

Equity markets:
Options – purchased	972	19		255	19
– written	866		(13)	374		(11)
Equity swaps and warrants
– long	13	3		14	6

Interest rate risk:
Credit default swaps
– purchased protection	73		(3)	78		(2)
– sold protection	27			33		(2)
Foreign exchange:
Currency forwards – long	63	1		404		(2)
– short	72			128

Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables and Payable to brokers on the Consolidated Condensed Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended March 31, 2013 and December 31, 2012.

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. Gains of $2 million and losses of $1 million were included in Investment gains (losses) for the three months ended March 31, 2013 and 2012. Losses of $13 million and $4 million were included in Net investment income for the three months ended March 31, 2013 and 2012.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and other energy-related products, exposure to foreign currency losses on future foreign currency expenditures, as well as risks attributable to changes in interest rates on long term debt. Losses of $18 million and gains of $34 million were recognized in OCI related to these cash flow hedges for the three months ended March 31, 2013 and 2012. Gains of $13 million and $9 million were reclassified from AOCI into income for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the estimated amount of net unrealized gains associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $4 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three months ended March 31, 2013 and 2012.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $39 million and $28 million for the three months ended March 31, 2013 and 2012. Catastrophe losses in the first quarter of 2013 related primarily to U.S. storms.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other.

	CNA	CNA
Three Months Ended March 31, 2013	Specialty	Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(11)		$(26)
Pretax (favorable) unfavorable premium development	(8)	(10)	$5	(13)

Total pretax (favorable) unfavorable net prior year development	$(23)	$(21)	$5	$(39)

Three Months Ended March 31, 2012

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(6)	$(14)	$2	$(18)
Pretax (favorable) unfavorable premium development	(9)	(17)	1	(25)

Total pretax (favorable) unfavorable net prior year development	$(15)	$(31)	$3	$(43)

For the three months ended March 31, 2013 and 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the CNA Specialty segment:

Three Months Ended March 31	2013	2012

(In millions)

Medical professional liability	$(3)	$(6)
Other professional liability	(1)	4
Surety	1	1
Warranty		(1)
Other	(12)	(4)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(6)

2013

Overall, favorable development for medical professional liability reflects favorable experience in accident years 2009 and prior. Unfavorable development was recorded for accident years 2010 and 2011 due to higher than expected large loss activity.

Other includes standard property and casualty coverages provided to CNA Specialty customers. Favorable development for other coverages was primarily due to better than expected loss emergence in property coverages in accident years 2010 and subsequent.

2012

Favorable development for medical professional liability was primarily due to reductions in the estimated frequency of large losses in accident years 2008 and prior.

CNA Commercial

The following table and discussion provide further detail of the development recorded for the CNA Commercial segment:

Three Months Ended March 31	2013	2012

(In millions)

Commercial auto	$(5)
General liability	(21)	$8
Workers’ compensation	25	(19)
Property and other	(10)	(3)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(11)	$(14)

2013

Favorable development in the general liability coverages was primarily due to better than expected loss emergence in accident years 2002 and prior.

Unfavorable development for workers’ compensation was primarily due to higher than expected large losses and increased severity in the state of California in accident year 2010.

2012

Overall, favorable development for workers’ compensation reflects favorable experience in accident years 2001 and prior. Unfavorable development was recorded in accident year 2010 related to increased medical severity.

6.  Accumulated Other Comprehensive Income (“AOCI”)

The table below presents the change in AOCI by component for the three months ended March 31, 2013.

								Total
			Cash Flow Hedges					Accumulated

	Unrealized Gains (Losses) On Investments	OTTI Gains (Losses)	Interest Rate Swaps	Commodity Hedges	Foreign Currency Forwards	Pension Liability	Foreign Currency Translation	Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2013	$1,233	$18	$(9)	$24	$1	$(732)	$143	$678

Other comprehensive income (loss) before reclassifications, after tax of $29, $(7), $0, $6, $0, $0 and $0	(49)	14	1	(13)			(61)	(108)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $6, $0,$(1), $4, $1, $(3) and $0	(13)		(1)	(7)	(1)	4		(18)

Other comprehensive income (loss)	(62)	14	-	(20)	(1)	4	(61)	(126)
Amounts attributable to noncontrolling interests	5	(1)		2	1	1	6	14

Balance, March 31, 2013	$1,176	$31	$(9)	$6	$1	$(727)	$88	$566

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

Unrealized gains (losses) on investments	Investment gains (losses)
OTTI gains (losses)	Investment gains (losses)
Cash flow hedges
Interest rate swaps	Interest expense
Commodity hedges	Other revenues
Foreign currency forwards	Contract drilling expenses
Pension liability	Other operating expenses

7.  Benefit Plans

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

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits

Three Months Ended March 31	2013	2012	2013	2012

(In millions)

Service cost	$ 6	$ 6
Interest cost	34	38	$ 1	$ 1
Expected return on plan assets	(49)	(47)	(1)	(1)
Amortization of unrecognized net loss	14	11
Amortization of unrecognized prior service benefit			(6)	(6)

Net periodic benefit cost	$ 5	$ 8	$ (6)	$ (6)

8.  Business Segments

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

CNA’s results are reported in four business segments: CNA Specialty, CNA Commercial, Life & Group Non-Core and Other. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other includes the operations of Hardy Underwriting Bermuda Limited (“Hardy”) since its acquisition date of July 2, 2012, corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re and asbestos and environmental pollution. Hardy is a specialized Lloyd’s of London underwriter primarily of short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance.

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 44 drilling rigs, including four new-build rigs which are under construction and two rigs being constructed utilizing the hulls of Diamond Offshore’s existing mid-water floaters. On March 31, 2013, Diamond Offshore’s drilling rigs were located offshore 12 countries in addition to the United States.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas and natural gas liquids (“NGLs”) and gathering and processing of natural gas. This segment consists of interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana, with approximately 14,410 miles of pipeline.

HighMount is engaged in the exploration, production and marketing of natural gas and oil (including condensate and NGLs), primarily located in the Permian Basin in West Texas as well as the Mississippian Lime in Oklahoma and the Texas Panhandle regions.

Loews Hotels operates a chain of 19 hotels, 17 of which are in the United States and two are in Canada.

The Corporate and other segment consists primarily of corporate investment income, corporate interest expense and other unallocated expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In addition, CNA does not maintain a distinct investment portfolio for every insurance segment, and accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of net investment income and investment gains (losses) are allocated based on each segment’s carried insurance reserves, as adjusted.

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Three Months Ended March 31	2013	2012

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$956	$945
CNA Commercial	1,101	1,088
Life and Group Non-Core	363	350
Other	83	18

Total CNA Financial	2,503	2,401
Diamond Offshore	732	796
Boardwalk Pipeline	329	314
HighMount	68	76
Loews Hotels	94	80
Corporate and other	8	77

Total	$3,734	$3,744

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$215	$209
CNA Commercial	198	227
Life and Group Non-Core	(9)	(37)
Other	(40)	(33)

Total CNA Financial	364	366
Diamond Offshore	205	252
Boardwalk Pipeline	99	92
HighMount	(139)	(34)
Loews Hotels		7
Corporate and other	(17)	58

Total	$512	$741

Three Months Ended March 31	2013	2012

(In millions)

Net income (loss) (a):

CNA Financial:
CNA Specialty	$128	$125
CNA Commercial	115	131
Life and Group Non-Core	8	(10)
Other	(25)	(20)

Total CNA Financial	226	226
Diamond Offshore	82	87
Boardwalk Pipeline	33	35
HighMount	(88)	(22)
Loews Hotels		4
Corporate and other	(11)	37

Total	$242	$367

(a)	Investment gains included in Revenues, Income before income tax and noncontrolling interests and Net income are as follows:

Three Months Ended March 31	2013	2012

Revenues and Income before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$3	$8
CNA Commercial	4	11
Life and Group Non-Core	14	13
Other	3

Total	$24	$32

Net income:

CNA Financial:
CNA Specialty	$2	$5
CNA Commercial	2	6
Life and Group Non-Core	8	7
Other	2	1

Total	$14	$19

9.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

10.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $724 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2013, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore has entered into four turnkey construction contracts with Hyundai Heavy Industries, Co. Ltd. for the construction of four dynamically positioned, ultra-deepwater drillships, the first two of which are expected to be delivered in the second and fourth quarters of 2013. Diamond Offshore expects the aggregate cost of the construction of its drillships, including commissioning, spares and project management costs, to be approximately $2.6 billion, of which approximately $650 million in contractual installment payments have been paid. These amounts are included in Construction in process within Property, plant and equipment in the Consolidated Condensed Balance Sheets. Diamond Offshore expects to pay a total of approximately $790 million as the two drillships are delivered in 2013.

In December of 2011 and August of 2012, Diamond Offshore entered into agreements for the construction of two moored semisubmersible deepwater rigs with expected completion dates in the third quarter of 2013 and the second quarter of 2014. The rigs will be constructed utilizing the hulls of two of Diamond Offshore’s mid-water floaters and the aggregate cost of the two rigs, including commissioning, spares and project management costs, is estimated to be approximately $690 million, of which $121 million in contractual installment payments have been paid.

In February of 2013, Diamond Offshore entered into a vessel modification agreement for enhancements to a mid-water floater that will enable the rig to work in the North Sea. The contracted price with the shipyard is $29 million, of which $6 million has been paid. The total cost of the project is estimated to be approximately $120 million, including shipyard costs, owner-furnished equipment and labor, commissioning and spares, with an expected completion date in the first quarter of 2014.

Boardwalk Pipeline

Boardwalk Pipeline’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2013 were approximately $130 million, all of which are expected to be settled within the next twelve months.

Loews Hotels

Loews Hotels has commitments aggregating approximately $285 million for development and renovation of hotel properties.

11.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2013 and December 31, 2012, and consolidating statements of income information for the three months ended March 31, 2013 and 2012. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

March 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$ 47,593	$ 1,433		$ 10	$ 63	$ 4,085		$ 53,184
Cash	123	24	$ 4	7	10	11		179
Receivables	8,861	489	87	48	25	101	$ (6)	9,605
Property, plant and equipment	295	4,973	7,250	1,055	585	46		14,204
Deferred income taxes	46			794			(840)	-
Goodwill	115	20	271	584	3			993
Investments in capital stocks of subsidiaries						17,094	(17,094)	-
Other assets	735	338	317	19	94	17	9	1,529
Deferred acquisition costs of insurance subsidiaries	641							641
Separate account business	279							279

Total assets	$ 58,688	$ 7,277	$ 7,929	$ 2,517	$ 780	$ 21,354	$ (17,931)	$ 80,614

Liabilities and Equity:

Insurance reserves	$ 39,893							$ 39,893
Payable to brokers	325	$ 1	$ 5	$ 14		$ 393		738
Short term debt	13				$ 6			19
Long term debt	2,558	1,489	3,607	720	350	694		9,418
Deferred income taxes		492	635		38	561	$ (831)	895
Other liabilities	3,254	643	379	122	23	239	(6)	4,654
Separate account business	279							279

Total liabilities	46,322	2,625	4,626	856	417	1,887	(837)	55,896

Total shareholders’ equity	11,129	2,357	1,586	1,661	361	19,467	(17,094)	19,467
Noncontrolling interests	1,237	2,295	1,717		2			5,251

Total equity	12,366	4,652	3,303	1,661	363	19,467	(17,094)	24,718

Total liabilities and equity	$ 58,688	$ 7,277	$ 7,929	$ 2,517	$ 780	$ 21,354	$ (17,931)	$ 80,614

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$47,636	$1,435	$1	$ 8	$33	$3,935		$53,048
Cash	156	53	3	2	10	4		228
Receivables	8,516	503	89	69	25	183	$ (19)	9,366
Property, plant and equipment	297	4,870	7,252	1,136	333	47		13,935
Deferred income taxes	119			734			(853)	-
Goodwill	118	20	271	584	3			996
Investments in capital stocks of subsidiaries						16,936	(16,936)	-
Other assets	730	366	330	22	84	4	2	1,538
Deferred acquisition costs of insurance subsidiaries	598							598
Separate account business	312							312

Total assets	$58,482	$7,247	$7,946	$ 2,555	$488	$21,109	$ (17,806)	$80,021

Liabilities and Equity:

Insurance reserves	$40,005							$40,005
Payable to brokers	61			$ 10		$134		205
Short term debt	13				$6			19
Long term debt	2,557	$1,489	$3,539	710	203	693		9,191
Deferred income taxes		483	619		37	552	$ (851)	840
Other liabilities	3,260	675	432	120	42	263	(19)	4,773
Separate account business	312							312

Total liabilities	46,208	2,647	4,590	840	288	1,642	(870)	55,345

Total shareholders’ equity	11,058	2,331	1,624	1,715	200	19,467	(16,936)	19,459
Noncontrolling interests	1,216	2,269	1,732					5,217

Total equity	12,274	4,600	3,356	1,715	200	19,467	(16,936)	24,676

Total liabilities and equity	$58,482	$7,247	$7,946	$ 2,555	$488	$21,109	$ (17,806)	$80,021

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$1,764							$1,764
Net investment income	633	$1				$7		641
Intercompany interest and dividends						182	$ (182)	-
Investment gains	24							24
Contract drilling revenues		700						700
Other	82	31	$329	$ 68	$94	1		605

Total	2,503	732	329	68	94	190	(182)	3,734

Expenses:

Insurance claims and policyholders’ benefits	1,429							1,429
Amortization of deferred acquisition costs	328							328
Contract drilling expenses		375						375
Other operating expenses	340	144	190	202	91	15		982
Interest	42	8	40	5	3	10		108

Total	2,139	527	230	207	94	25	-	3,222

Income (loss) before income tax	364	205	99	(139)	-	165	(182)	512
Income tax (expense) benefit	(113)	(36)	(22)	51		6		(114)

Net income (loss)	251	169	77	(88)	-	171	(182)	398
Amounts attributable to noncontrolling interests	(25)	(87)	(44)					(156)

Net income (loss) attributable to Loews Corporation	$226	$82	$33	$ (88)	$-	$171	$ (182)	$242

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$1,649							$1,649
Net investment income	648	$2				$76		726
Intercompany interest and dividends						170	$(170)	-
Investment gains	32							32
Contract drilling revenues		755						755
Other	72	39	$314	$76	$80	2	(1)	582

Total	2,401	796	314	76	80	248	(171)	3,744

Expenses:

Insurance claims and policyholders’ benefits	1,381							1,381
Amortization of deferred acquisition costs	295							295
Contract drilling expenses		397						397
Other operating expenses	317	132	181	107	71	12	(1)	819
Interest	42	15	41	3	2	10	(2)	111

Total	2,035	544	222	110	73	22	(3)	3,003

Income (loss) before income tax	366	252	92	(34)	7	226	(168)	741
Income tax (expense) benefit	(115)	(73)	(22)	12	(3)	(21)		(222)

Net income (loss)	251	179	70	(22)	4	205	(168)	519
Amounts attributable to noncontrolling interests	(25)	(92)	(35)					(152)

Net income (loss) attributable to Loews Corporation	$226	$87	$35	$(22)	$4	$205	$(168)	$367

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2012. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

—	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 55% owned subsidiary);

—	exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids), (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and

—	operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for the first quarter of 2013 amounted to $242 million, or $0.62 per share as compared to $367 million, or $0.92 per share, in the first quarter of 2012. Net income in the first quarter of 2013 includes an after tax ceiling test impairment charge of $92 million at HighMount related to the carrying value of its natural gas and oil properties as compared to an impairment charge of $28 million in the prior year quarter. Excluding the non-cash ceiling test impairment charges, the decrease in net income is primarily due to reduced Parent Company investment income as a result of lower performance for the trading portfolio.

CNA’s earnings were essentially unchanged from the prior year primarily due to improved current year non-catastrophe underwriting results offset by lower investment income, higher catastrophe losses and decreased net favorable prior year development.

Diamond Offshore’s earnings decreased due to lower utilization primarily from fewer revenue earning days due to increased rig surveys.

Book value per share increased to $49.93 at March 31, 2013 compared to $49.67 at December 31, 2012.

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

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Form 10-K for the year ended December 31, 2012 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2013 and 2012 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2013	2012

(In millions)

Revenues:
Insurance premiums	$ 1,764	$ 1,649
Net investment income	633	648
Investment gains	24	32
Other	82	72

Total	2,503	2,401

Expenses:
Insurance claims and policyholders’ benefits	1,429	1,381
Amortization of deferred acquisition costs	328	295
Other operating expenses	340	317
Interest	42	42

Total	2,139	2,035

Income before income tax	364	366
Income tax expense	(113)	(115)
Amounts attributable to noncontrolling interests	(25)	(25)

Net income attributable to Loews Corporation	$ 226	$ 226

Net income for the three months ended March 31, 2013 was essentially flat compared to 2012. Insurance premiums increased $115 million and includes $64 million from Hardy, which was acquired in July of 2012. In addition, non-catastrophe current accident year underwriting results improved as compared to the prior year. These favorable impacts were offset by lower net investment income and investment gains, higher catastrophe losses and decreased favorable net prior year development. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

CNA Property and Casualty Insurance Operations

CNA’s property and casualty insurance operations consist of professional, financial, specialty property and casualty products and services and commercial insurance and risk management products.

In the evaluation of the results of the property and casualty businesses, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

The following tables summarize the results of CNA’s property and casualty operations for the three months ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013	CNA Specialty	CNA Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$803	$918	$55	$1,776
Net earned premiums	723	837	64	1,624
Net investment income	170	250	1	421
Net operating income (loss)	126	113	(7)	232
Net realized investment gains	2	2	1	5
Net income (loss)	128	115	(6)	237

Ratios:
Loss and loss adjustment expense	64.3%	71.7%	48.7%	67.5%
Expense	30.5	35.0	56.8	33.8
Dividend	0.2	0.1		0.2

Combined	95.0%	106.8%	105.5%	101.5%

Three Months Ended March 31, 2012	CNA Specialty	CNA Commercial	Total

Net written premiums	$765	$843	$1,608
Net earned premiums	706	803	1,509
Net investment income	175	265	440
Net operating income	120	125	245
Net realized investment gains	5	6	11
Net income	125	131	256

Ratios:
Loss and loss adjustment expense	66.3%	70.7%	68.6%
Expense	31.3	35.1	33.3
Dividend	(0.3)	0.4	0.1

Combined	97.3%	106.2%	102.0%

Net written premiums increased $168 million for the three months ended March 31, 2013 as compared with the same period in 2012. Net written premiums for 2013 included $55 million related to Hardy. Excluding Hardy, the increase in net written premiums was primarily driven by increased rate. Net earned premiums increased $115 million for the three months ended March 31, 2013 as compared with the same period in 2012, including $64 million related to Hardy. Excluding Hardy, the increase in net earned premiums was primarily driven by the increase in net written premiums over recent quarters.

CNA Specialty’s average rate increased 7% for the three months ended March 31, 2013 as compared with an increase of 3% for the three months ended March 31, 2012, for policies that renewed in each period. Retention of 86% was achieved in each period. CNA Commercial’s average rate increased 9% for the three months ended March 31, 2013, as compared with an increase of 5% for the three months ended March 31, 2012 for policies that renewed in each period. Retention of 78% and 77% was achieved in each period.

Net operating income decreased $13 million for the three months ended March 31, 2013 as compared with the same period in 2012. The decrease in net operating income was primarily due to lower net investment income and higher catastrophe losses for CNA Commercial. These unfavorable impacts were partially offset by improved underwriting results for CNA Specialty and improved non-catastrophe current accident year underwriting results for CNA Commercial. Catastrophe losses were $23 million (after tax and noncontrolling interests) for the three months ended March 31, 2013 as compared to catastrophe losses of $16 million (after tax and noncontrolling interests) for the same period in 2012.

CNA Specialty’s combined ratio improved 2.3 points for the three months ended March 31, 2013 as compared with the same period in 2012. The loss ratio decreased 2.0 points, due to both higher favorable net prior year development and an improved current accident year loss ratio. The expense ratio improved 0.8 points for the three months ended March 31, 2013 as compared with the same period in 2012, primarily due to the impact of a higher net earned premium base.

CNA Commercial’s combined ratio increased 0.6 points for the three months ended March 31, 2013 as compared with the same period in 2012. The loss ratio increased 1.0 point, primarily due to the impacts of higher catastrophe losses and decreased favorable net prior year development, partially offset by an improved current accident year non-catastrophe loss ratio.

Favorable net prior year development of $41 million and $46 million was recorded for the three months ended March 31, 2013 and 2012. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Life & Group Non-Core and Other Operations

Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other primarily includes certain CNA corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

The following tables summarize the results of CNA’s Life & Group Non-Core and Other operations for the three months ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013	Life & Group Non-Core	Other	Total

(In millions)

Net earned premiums	$ 141		$ 141
Net investment income	204	$ 8	212
Net operating loss		(20)	(20)
Net realized investment gains	8	1	9
Net income (loss)	8	(19)	(11)

Three Months Ended March 31, 2012

Net earned premiums	$ 141		$ 141
Net investment income	198	$ 10	208
Net operating loss	(17)	(21)	(38)
Net realized investment gains	7	1	8
Net loss	(10)	(20)	(30)

Net earned premiums, which relate primarily to the individual and group long term care businesses, were unchanged for the three months ended March 31, 2013 as compared with the same period in 2012. Premiums in the current period were affected by the lapsing of policies and rate increase actions in CNA’s run-off individual long term care business.

Net loss decreased $19 million for the three months ended March 31, 2013 as compared with the same period in 2012. While this decrease reflects favorable mortality outcomes across all of CNA’s life businesses, they were primarily attributable to favorable morbidity and persistency in CNA’s long term care business.

Diamond Offshore

The ultra-deepwater and deepwater floater markets are generally strong, particularly in the ultra-deepwater segment where there are only a few uncontracted rigs available to work in 2013, inclusive of the expected 2013 newbuild deliveries. Regionally, the offshore basins of West Africa, Brazil and the Gulf of Mexico continue to be an area of significant ultra-deepwater and deepwater activity, where demand is strong with potential for further growth, and in which dayrates are expected to remain steady throughout 2013. According to industry analysts, demand offshore Brazil is fueled primarily by aggressive exploration and development goals of Petróleo Brasileiro S.A. (“Petrobras”), as well as significant discoveries in the pre-salt and post-salt formations offshore Brazil. Similarly, pre-salt discoveries offshore Angola have led to a significant increase in deepwater demand in the area.

On the Outer Continental Shelf of the Gulf of Mexico, drilling activity has surpassed pre-Macondo levels, and industry analysts predict that the market will continue to strengthen in 2013 and beyond, particularly in the ultra-

deepwater market. Demand in the U.S. GOM is tending more to newer deepwater and ultra-deepwater rigs due to new regulations, deeper waters and more challenging formations.

Despite the strong ultra-deepwater and deepwater markets, Diamond Offshore’s ability to meet strong demand in the near term is limited due to its contracted backlog in 2013 (100% and 98% for its ultra-deepwater and deepwater fleets). In addition, the robust outlook for the ultra-deepwater and deepwater markets has led to a significant number of newbuild floater orders from established drilling contractors, as well as new entrants into the industry, which is expected to lead to increased competition. Based on recent industry analyst data, the total number of newbuild floaters on order or announced was reported to be in excess of 90 rigs, although newbuild orders have slowed in 2013 with only three orders having been placed in the first quarter of 2013. Excluding an estimated 29 rigs to be built on behalf of Petrobras, which is currently Diamond Offshore’s most significant customer, 17% and 85% of the newbuilds scheduled for delivery in 2013 and 2014 are not yet contracted for future work, including two of Diamond Offshore’s newbuild drillships and one of its semisubmersible rigs under construction, all of which are scheduled for delivery in 2014.

Market demand for mid-water floaters is generally stable. In both the U.K. and Norway sectors of the North Sea, the mid-water market is particularly strong, with record dayrates being achieved. The mid-water market in other regions remains mixed but relatively stable. In the Mediterranean region, demand remains solid, where recent gas discoveries have led to increased interest in the region. The Southeast Asia and Australia markets also remain steady with indications of possible strengthening.

Diamond Offshore has six actively-marketed jack-up rigs, four of which are currently operating in the Mexican waters of the Gulf of Mexico, where drilling activity remains stable and additional tendering activity is ongoing. Another jack-up rig is contracted under a two-year bareboat charter offshore Ecuador through August of 2014. Diamond Offshore’s other jack-up rig is actively seeking work in the GOM, where contracts are generally well-to-well or short term in duration.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of April 25, 2013 and February 1, 2013 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2012). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 25,	February 1,
	2013	2013

(In millions)

Floaters:
Ultra-Deepwater (a)	$ 4,257	$ 4,422
Deepwater (b)	1,143	1,229
Mid-Water (c)	2,436	2,649

Total Floaters	7,836	8,300
Jack-ups	249	272

Total	$ 8,085	$ 8,572

(a)

As of April 25, 2013, for ultra-deepwater floaters includes (i) $1.2 billion attributable to contracted operations offshore Brazil for the years 2013 to 2015, and (ii) $1.8 billion attributable to future work for two drillships under construction for the years 2013 to 2019.

(b)

As of April 25, 2013, for deepwater floaters includes (i) $503 million attributable to contracted operations offshore Brazil for the years 2013 to 2016 and (ii) $179 million for the years 2013 to 2014 attributable to future work for the Ocean Onyx which is under construction.

(c)	As of April 25, 2013, for mid-water floaters includes $787 million attributable to contracted operations offshore Brazil for the years 2013 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of April 25, 2013:

Year Ended December 31	Total	2013 (a)	2014	2015	2016 - 2019

(In millions)

Floaters:
Ultra-Deepwater (b)	$4,257	$764	$1,156	$1,099	$ 1,238
Deepwater (c)	1,143	450	456	175	62
Mid-Water (d)	2,436	890	949	404	193

Total Floaters	7,836	2,104	2,561	1,678	1,493
Jack-ups	249	109	72	48	20

Total	$8,085	$2,213	$2,633	$1,726	$ 1,513

(a)	Represents a nine month period beginning April 1, 2013.
(b)

As of April 25, 2013, for ultra-deepwater floaters includes (i) $395 million, $473 million and $324 million for the years 2013 to 2015 attributable to contracted operations offshore Brazil, and (ii) $14 million, $300 million and $361 million for the years 2013, 2014 and 2015, and $1.1 billion in the aggregate for the years 2016 to 2019 attributable to future work for two drillships under construction.

(c)

As of April 25, 2013, for deepwater floaters includes $158 million, $149 million, $134 million and $62 million for the years 2013 to 2016, attributable to contracted operations offshore Brazil and (ii) $45 million and $134 million for the years 2013 and 2014 attributable to future work for the Ocean Onyx which is under construction.

(d)	As of April 25, 2013, for mid-water floaters includes $366 million, $342 million and $79 million for the years 2013 to 2015 attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of April 25, 2013. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for rigs under construction.

Year Ended December 31	2013 (a) (b)	2014 (b)	2015	2016 - 2019

Floaters:
Ultra-Deepwater	100%	86%	60%	15%
Deepwater	98%	45%	18%	2%
Mid-Water	75%	50%	18%	2%
Total Floaters	85%	56%	30%	6%
Jack-ups	69%	39%	20%	5%

(a)	Represents a nine month period beginning April 1, 2013.
(b)	As of April 25, 2013, includes approximately 1,060, 830, 70 and 70 currently known, scheduled shipyard, survey and mobilization days for 2013, 2014, 2015 and 2016.

Dayrate and Utilization Statistics

Three Months Ended March 31	2013	2012

Revenue earning days (a)
Floaters:
Ultra-Deepwater	526	620
Deepwater	423	400
Mid-Water	1,042	1,124
Jack-ups (b)	448	522

Utilization (c)
Floaters:
Ultra-Deepwater	73%	85%
Deepwater	94%	88%
Mid-Water	64%	65%
Jack-ups (d)	71%	44%

Average daily revenue (e)
Floaters:
Ultra-Deepwater	$360,400	$ 364,000
Deepwater	389,100	358,900
Mid-Water	261,600	266,200
Jack-ups	85,200	86,700

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Revenue earning days for the quarter ended March 31, 2012 included approximately 87 days earned by Diamond Offshore’s jack-up rigs during the period prior to being sold in 2012.
(c)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(d)

Utilization for Diamond Offshore’s jack-up rigs would have been 68% for the quarter ended March 31, 2012, excluding revenue earning days and total calendar days associated with rigs that were sold in 2012.

(e)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2013 and 2012 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2013	2012

(In millions)

Revenues:
Contract drilling revenues	$ 700	$ 755
Net investment income	1	2
Other	31	39

Total	732	796

Expenses:
Contract drilling expenses	375	397
Other operating expenses	144	132
Interest	8	15

Total	527	544

Income before income tax	205	252
Income tax expense	(36)	(73)
Amounts attributable to noncontrolling interests	(87)	(92)

Net income attributable to Loews Corporation	$ 82	$ 87

Contract drilling revenue decreased $55 million as compared to the first quarter of 2012, while contract drilling expense decreased $22 million during the same period. Contract drilling revenue for the first quarter of 2013 was negatively impacted by a decrease in revenue earning days earned by Diamond Offshore’s ultra-deepwater, mid-water and jack-up fleets, partially offset by favorable revenue variances for its deepwater floaters. The decrease in contract drilling expense for the first quarter of 2013 reflects lower mobilization costs, partially offset by higher repair and inspection costs and additional labor costs associated with crews for the newbuild drillships.

Revenue generated by ultra-deepwater floaters decreased $53 million during the first quarter of 2013 as compared with 2012, primarily due to decreased utilization of $34 million, decreased amortized mobilization fees of $17 million and decreased average daily revenue of $2 million. Utilization decreased in the first quarter of 2013 primarily due to scheduled surveys and unplanned downtime for repairs. Amortized mobilization fees decreased in the first quarter of 2013 as compared with 2012 primarily due to the recognition of mobilization revenue in the 2012 period associated with the Ocean Monarch’s mobilization to Vietnam and the Ocean Rover’s demobilization from Indonesia to Malaysia.

Revenue generated by deepwater floaters increased $18 million during the first quarter of 2013 as compared with 2012, primarily due to higher average daily revenue of $13 million and increased utilization of $8 million, partially offset by lower amortized mobilization fees of $3 million. Average daily revenue increased in the first quarter of 2013 primarily due to the Ocean Valiant and Ocean Victory both working at significantly higher dayrates than those rigs earned during the first quarter of 2012. Revenue earning days increased during the first quarter of 2013 primarily due to fewer planned non-operating days for surveys and shipyard projects.

Revenue generated by mid-water floaters decreased $13 million during the first quarter of 2013 as compared with 2012, primarily due to decreased utilization of $22 million and lower average daily revenue of $5 million, partially offset by a $13 million increase in mobilization and contract preparation fees. Revenue earning days decreased in the first quarter of 2013 as compared with 2012, primarily due to an increase in planned downtime for shipyard projects and surveys, incremental unplanned downtime between contracts, partially offset by a reduction in mobilization days.

Revenue earned by jack-up rigs decreased $7 million for the first quarter of 2013 as compared with 2012, primarily due to the sale of six jack-up rigs. These rigs earned aggregate revenue of $5 million during the three months ended March 31, 2012.

Net income decreased $5 million for the three months ended March 31, 2013 as compared with the 2012 period reflecting the decline in revenue as discussed above, partially offset by the decrease in contract drilling expense as discussed above and lower income taxes. Net income for the three months ended March 31, 2012 also included a $9 million gain (after tax and noncontrolling interests) on the sale of a jack-up rig.

Diamond Offshore’s effective tax rate decreased for the three months ended March 31, 2013 as compared with 2012. The lower effective tax rate in the current quarter is primarily due to a $28 million reduction in tax expense during the current quarter as a result of the American Taxpayer Relief Act of 2012 which was signed into law on January 2, 2013. The Act extends through 2013 several expired temporary business provisions, commonly referred to as “extenders” which were retroactively extended to the beginning of 2012.

Boardwalk Pipeline

Boardwalk Pipeline derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”) and gathering and processing of natural gas for third parties. Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline also offers firm natural gas storage services where the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. Boardwalk Pipeline’s NGL contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Boardwalk Pipeline is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in the level of natural gas and NGL prices may impact the volumes of gas transported and stored on its pipeline systems. Boardwalk Pipeline’s operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations.

Key drivers that influence the rates and terms of Boardwalk Pipeline’s transportation contracts are the current and anticipated basis spreads - generally meaning the difference in the price of natural gas at receipt and delivery points on its natural gas pipeline systems - which influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by Boardwalk Pipeline’s pipeline systems. As new sources of natural gas have been identified and developed, including the Marcellus and the Utica Shales which are closer to the traditional high value markets served by interstate pipelines like Boardwalk Pipeline, and pipeline infrastructure has been developed to move the new sources of gas to market areas, changes in pricing dynamics between supply basins, pooling points and market areas have occurred. As a result of the new sources of supply and related pipeline infrastructure, basis spreads on Boardwalk Pipeline’s pipeline systems have narrowed significantly over the past several years, reducing the transportation rates Boardwalk Pipeline can typically negotiate with its customers on contracts due for renewal for its firm transportation services.

As of March 31, 2013, a substantial portion of Boardwalk Pipeline’s transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 6.0 years. Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and must be renewed or replaced. Due to the factors noted above, in recent years the rates Boardwalk Pipeline has been able to obtain under firm and interruptible transportation agreements has declined and the amount of capacity that Boardwalk Pipeline has been able to contract for under firm transportation agreements has also declined. The amount of Boardwalk Pipeline’s transportation capacity under agreements which expires in 2013 is greater than in recent years. In light of the market conditions discussed above, Boardwalk Pipeline expects that transportation contracts renewed or entered into in 2013 will be at lower rates than current contracts and any remaining available capacity will be marketed and sold on a short term firm or interruptible basis, which will also be at lower rates. Boardwalk Pipeline expects that these circumstances will negatively affect transportation revenues and distributable cash flows in 2013.

The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Based on current forward pricing curves Boardwalk Pipeline believes that time period price spreads for 2013 may not be as favorable as they were in 2012. However, forward pricing curves change frequently as a result of a variety of market factors, including weather, levels of storage gas and available capacity, among others and as such may not be a reliable predictor of actual future events. Accordingly, Boardwalk Pipeline cannot predict its future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above.

In the first quarter of 2013, Boardwalk Pipeline announced that it is pursuing, with Williams Companies, Inc. (“Williams”), the joint development of an NGL pipeline, to be named the Bluegrass Pipeline, which would transport Marcellus and Utica mixed-NGL production from Pennsylvania, West Virginia and Ohio to growing petrochemical markets on the U.S. Gulf Coast. The project would include the development of pipeline, storage and fractionation assets and potentially a new liquefied petroleum gas export terminal. At this juncture, Boardwalk Pipeline is continuing to work through cost assessments, due diligence and other pre-development activities, as well as negotiating the terms of the joint venture and related agreements with Williams. There are a number of conditions that must be met for this project to be approved, including Boardwalk Pipeline completing negotiations and executing definitive joint venture and related agreements, executing customer contracts sufficient to support the project, receipt of regulatory approvals and approvals by the boards of both Boardwalk Pipeline and Williams.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2013 and 2012 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$329	$314

Total	329	314

Expenses:
Operating	190	181
Interest	40	41

Total	230	222

Income before income tax	99	92
Income tax expense	(22)	(22)
Amounts attributable to noncontrolling interests	(44)	(35)

Net income attributable to Loews Corporation	$33	$35

Total revenues increased $15 million for the three months ended March 31, 2013, compared to the same period in 2012. This increase is primarily due to $19 million of revenues earned from Louisiana Midstream, acquired in October of 2012, an increase in fuel revenues of $7 million primarily due to higher natural gas prices and an increase in PAL revenues of $3 million due to improved market conditions at the time the transactions were entered into. The increase in revenues was partially offset by lower transportation revenues, excluding fuel, of $14 million resulting primarily from lower firm and interruptible revenues due to the market conditions and lower contract renewal rates discussed above.

Operating expenses increased $9 million for the three months ended March 31, 2013, compared to the same period in 2012. This increase is primarily due to $13 million of expenses incurred by Louisiana Midstream and increased fuel costs of $4 million due to higher natural gas prices, partially offset by lower general and administration costs of $5 million as a result of cost management activities.

Net income decreased $2 million for the three months ended March 31, 2013, compared with the 2012 period reflecting higher revenues offset by increased operating expenses as discussed above and amounts attributable to noncontrolling interests. The amount of income attributable to noncontrolling interests increased as a result of equity offerings in 2012 by Boardwalk Pipeline, decreasing the ownership percentage from 62% for the three months ended March 31, 2012 to 55% for the three months ended March 31, 2013.

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

HighMount’s revenues and profitability depend substantially on natural gas and oil prices and HighMount’s ability to increase its natural gas and oil production. Natural gas and NGL prices remain at low levels due to an increase in the supply of natural gas and NGL resulting from new sources of supply recoverable from shale formations, primarily the result of technological advancements in horizontal drilling and hydraulic fracturing. As a result, HighMount continues to focus its capital investments primarily on potential oil producing properties, which led to a reduction in natural gas and NGL production and an increase in oil production. Revenues from the sale of oil, including the impact of hedges, amounted to 21% of HighMount’s total revenues for the three months ended March 31, 2013 as compared to 10% of its total revenue for the three months ended March 31, 2012. Low natural gas and NGL prices, as well as higher drilling and completion costs of horizontal wells targeting oil reserves negatively impacted HighMount’s net cash flow. The price HighMount realizes for its production is also affected by HighMount’s hedging activities, as well as locational differences in market prices.

During the first quarter of 2013, HighMount recorded a ceiling test impairment charge, due to reduced average oil and NGL prices used in the ceiling test calculation and negative reserve revisions. Reserve revisions in the first quarter of 2013 were due to the continued deferral of well repair activity in the Sonora field given low natural gas and NGL prices and due to the Oklahoma Mississippian lime evaluation where HighMount is testing different horizontal target zones and hydraulic fracture designs resulting in some variability in well performance. As a result of the ceiling test impairment charge, HighMount performed a goodwill impairment test and no impairment charge was required.

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

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31	2013	2012

Gas production (Bcf)	8.6	10.3
Gas sales (Bcf)	8.0	9.7
Oil production/sales (Mbbls)	158.3	81.0
NGL production/sales (Mbbls)	503.4	632.8
Equivalent production (Bcfe)	12.6	14.6
Equivalent sales (Bcfe)	12.0	14.0

Average realized prices without hedging results:
Gas (per Mcf)	$3.17	$ 2.57
NGL (per Bbl)	31.03	45.54
Oil (per Bbl)	87.14	96.33
Equivalent (per Mcfe)	4.58	4.41

Average realized prices with hedging results:
Gas (per Mcf)	$4.10	$ 4.22
NGL (per Bbl)	37.33	39.79
Oil (per Bbl)	90.60	95.00
Equivalent (per Mcfe)	5.50	5.28

Average cost per Mcfe:
Production expenses	$1.46	$ 1.29
Production and ad valorem taxes	0.30	0.29
General and administrative expenses	0.86	0.71
Depletion expense	1.39	1.55

Results of Operations

The following table summarizes the results of operations for HighMount for the three months ended March 31, 2013 and 2012 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$68	$ 76

Total	68	76

Expenses:
Other operating expenses
Impairment of natural gas and oil properties	145	44
Operating	57	63
Interest	5	3

Total	207	110

Loss before income tax benefit	(139)	(34)
Income tax benefit	51	12

Net loss attributable to Loews Corporation	$(88)	$ (22)

HighMount’s operating revenues decreased $8 million for the three months ended March 31, 2013 as compared with 2012 primarily due to reduced sales volumes. Average prices realized per Mcfe were $5.50 for the three months ended March 31, 2013 compared to $5.28 in the 2012 period. HighMount sold 12.0 Bcfe for the three months ended March 31, 2013 compared to 14.0 Bcfe in 2012. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

HighMount had hedges in place as of March 31, 2013 that cover approximately 64.6% and 32.2% of total estimated 2013 and 2014 natural gas equivalent production at a weighted average price of $6.48 and $5.89 per Mcfe.

For the three months ended March 31, 2013 and 2012, HighMount recorded a non-cash ceiling test impairment charge of $145 million and $44 million ($92 million and $28 million after tax) related to the carrying value of its natural gas and oil properties. The 2013 write-down was attributable to reduced average NGL and oil prices used in the ceiling test calculation and negative reserve revisions. The ceiling test calculation was based on average 12-month prices of $2.95 per MMBtu for natural gas, $37.16 per Bbl for NGLs and $92.63 per Bbl for oil. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $195 million and $69 million ($124 million and $44 million after tax) for the three months ended March 31, 2013 and 2012.

Operating expenses were $57 million and $63 million for the three months ended March 31, 2013 and 2012. Production expenses and production and ad valorem taxes were $24 million for the three months ended March 31, 2013, compared to $25 million for the 2012 period. DD&A expenses were $22 million for the three months ended March 31, 2013, compared to $27 million in 2012. The decrease in DD&A expenses was due to reduced production volumes and lower depletion rate, primarily due to the impairment of natural gas and oil properties recorded in 2012.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2013 and 2012, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$94	$ 80

Total	94	80

Expenses:
Other operating expenses
Operating	92	74
Depreciation	8	7
Equity income from joint ventures	(9)	(10)
Interest	3	2

Total	94	73

Income before income tax	-	7
Income tax expense		(3)

Net income attributable to Loews Corporation	$-	$ 4

EBITDA	$11	$ 16

Earnings before interest, tax, depreciation and amortization (“EBITDA”) is an indicator of operating performance used by Loews Hotels to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is a non-GAAP financial measure that is not meant to replace net income as defined by GAAP. The following table reconciles EBITDA to Net income attributable to Loews Corporation for the three months ended March 31, 2013 and 2012.

Three Months Ended March 31	2013	2012

(In millions)

EBITDA	$11	$ 16
Depreciation	(8)	(7)
Interest	(3)	(2)
Income tax expense		(3)

Net income attributable to Loews Corporation	$-	$ 4

Revenues and operating expenses for the three months ended March 31, 2013 include $13 million of cost reimbursements from joint venture and managed properties, relating mainly to payroll incurred on behalf of the owners of hotel properties managed by us.

Revenues excluding reimbursables for the three months ended March 31, 2013 are essentially unchanged from the 2012 period. Revenues increased due to the addition of the Loews Madison Hotel and the Loews Boston Back Bay Hotel to the portfolio of owned properties during the first quarter of 2013. These increases were offset by a decrease in revenues due to the 2013 closure of the Loews Regency Hotel for renovation.

Revenue per available room (“RevPAR”) is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages. RevPAR, occupancy rates and average room rates as discussed below are for owned hotels only. RevPAR decreased $2.16 to $153.15 for the three months ended March 31, 2013 as compared to the 2012 period, reflecting a decrease in occupancy rates, partially offset by an increase in average room rates. Occupancy rates decreased to 65.7% in the three months ended March 31, 2013, from 67.8% in the 2012 period. Average room rates increased by $4.10, or 1.8%, in the three months ended March 31, 2013, as compared to the 2012 period.

Operating expenses excluding reimbursables, as discussed above, increased $5 million for the three months ended March 31, 2013 as compared to the 2012 period, primarily due to expenses from the Loews Madison Hotel and the Loews Boston Back Bay Hotel, including acquisition and transition related costs, partially offset by a decrease in expenses due to the closure of the Loews Regency Hotel.

Net results decreased $4 million for the three months ended March 31, 2013 as compared to the 2012 period, primarily due to the increase in operating expenses discussed above.

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

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2013 and 2012, as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2013	2012

(In millions)

Revenues:
Net investment income	$7	$76
Other	1	2

Total	8	78

Expenses:
Operating	15	12
Interest	10	10

Total	25	22

Income (loss) before income tax	(17)	56
Income tax (expense) benefit	6	(21)

Net income (loss) attributable to Loews Corporation	$(11)	$35

Revenues decreased by $70 million for the three months ended March 31, 2013 as compared to the 2012 period. Investment income decreased primarily due to lower performance of equity based investments, partially offset by improved performance of fixed income investments in the trading portfolio.

Net results decreased by $46 million for the three months ended March 31, 2013 as compared to the 2012 period. This change was due primarily to the change in revenues discussed above and reduced corporate overhead expenses allocated to our subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For the three months ended March 31, 2013, net cash provided by operating activities was $191 million as compared with $312 million for the same period in 2012. Cash provided by operating activities in 2012 was favorably affected by a $75 million tax refund. Additionally, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2013 operating cash flows were decreased by $48 million as compared to a decrease of $6 million during 2012 related to trading activity.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2013, net cash used by investing activities was $161 million as compared with $287 million for the same period in 2012. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the three months ended March 31, 2013, net cash used by financing activities was $56 million as compared with $42 million for the same period in 2012. Net cash used by financing activities in both periods was primarily related to the payment of dividends to common stockholders.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. There are currently no amounts outstanding under CNA’s $250 million senior unsecured revolving credit facility.

Diamond Offshore

Cash and investments totaled $1.5 billion at March 31, 2013 and December 31, 2012. During the first three months of 2013, Diamond Offshore paid cash dividends totaling $122 million, consisting of aggregate regular cash dividends of $17 million and aggregate special cash dividends of $105 million. On April 24, 2013, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the three months ended March 31, 2013 decreased $74 million compared to the 2012 period, primarily due to lower earnings resulting from an aggregate reduction in average utilization of ultra-deepwater, mid-water and jack-up fleets, and higher cash income taxes paid.

Diamond Offshore is currently obligated under various agreements in connection with the construction of two semisubmersible rigs and four new ultra-deepwater drillships. Diamond Offshore estimates that the aggregate cost for the construction of the two semisubmersible rigs and the four new drillships, including commissioning, spares and project management, to be approximately $690 million and $2.6 billion. During the first three months of 2013, Diamond Offshore spent $160 million towards the construction of these four new drillships and the two semisubmersible rigs. In addition, Diamond Offshore spent approximately $24 million during the period related to its ongoing capital maintenance programs.

For 2013, Diamond Offshore has budgeted approximately $1.8 billion for capital expenditures of which approximately $1.3 billion will be spent towards the construction of its new drillships and semisubmersible rigs and approximately $120 million will be spent on the North Sea enhancement project for the Ocean Patriot. The remainder will be spent on Diamond Offshore’s ongoing rig equipment enhancement/replacement program. Diamond Offshore expects to finance its 2013 capital expenditures through the use of existing cash balances and cash flows from operations.

In addition, Diamond Offshore may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current market conditions and other factors beyond its control.

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

Boardwalk Pipeline

At March 31, 2013 and December 31, 2012, cash and investments amounted to $4 million. Funds from operations for the three months ended March 31, 2013 amounted to $129 million, compared to $110 million in the 2012 period. For the three months ended March 31, 2013 and 2012, Boardwalk Pipeline’s capital expenditures were $71 million and $26 million.

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

As of March 31, 2013, Boardwalk Pipeline had $370 million of loans outstanding under its revolving credit facility with a weighted-average interest rate of 1.3% and had no letters of credit issued. As of March 31, 2013, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility and had available borrowing capacity of $630 million.

Boardwalk Pipeline expects total capital expenditures to be approximately $350 million in 2013, including approximately $100 million for maintenance capital. The 2013 growth capital expenditures primarily relate to the Eagle Ford and Choctaw Brine Supply Expansion Projects discussed in the Annual Report on Form 10-K for the year ended December 31, 2012.

HighMount

At March 31, 2013 and December 31, 2012, cash and investments amounted to $17 million and $10 million. Net cash flows provided by operating activities were $16 million and $31 million for the three months ended March 31, 2013 and 2012. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the three months ended March 31, 2013, was $68 million, compared to $67 million for the 2012 period. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $42 million and $46 million on capital expenditures for its drilling program in the three months ended March 31, 2013 and 2012. HighMount expects to spend approximately $270 million on capital expenditures in 2013 developing its natural gas and oil reserves, with a focus on oil drilling opportunities. Funds for capital expenditures and working capital requirements are expected to be provided from operating activities, the available capacity under the revolving credit facility and capital contributions from us.

At March 31, 2013, HighMount had $600 million of term loans outstanding and $120 million was outstanding under HighMount’s $250 million revolving credit facility, of which approximately $20 million is available to borrow under existing covenants. HighMount’s credit agreement governing its term loans and revolving credit facility contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio and a minimum ratio of net present value of its projected future cash flows from its proved natural gas and oil reserves to total debt. The calculation of net present value, performed at least annually, is based on commodity prices determined by the lenders. A change in commodity prices will impact HighMount’s borrowing capacity under its credit agreement. Due to the current limited capacity of HighMount’s credit agreement, we made a $49 million capital contribution to HighMount in the first quarter of 2013, which was used for capital expenditures. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to engage in certain transactions, including transactions with affiliates. At March 31, 2013, HighMount was in compliance with all of its covenants under the credit agreement.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments totaled $73 million at March 31, 2013 as compared to $43 million at December 31, 2012.

Loews Hotels added two properties to its portfolio in 2013, the Loews Madison Hotel and the Loews Boston Back Bay Hotel. These acquisitions were funded with existing cash balances, debt and capital contributions by us.

Committed and planned capital expenditures for renovations, capital improvements and development of new properties are estimated to be approximately $170 million for the remainder of 2013. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at March 31, 2013 totaled $3.7 billion as compared to $3.9 billion at December 31, 2012. During the three months ended March 31, 2013, we made capital contributions of approximately $209 million to our subsidiaries, paid $92 million to fund treasury stock purchases and paid $24 million of cash dividends to our shareholders. These cash outflows were partially offset by the receipt of $182 million in interest and dividends from our subsidiaries.

As of March 31, 2013, there were 389,898,441 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the three months ended March 31, 2013, we purchased 2.1 million shares of Loews common stock at an aggregate cost of $92 million.

We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities. From time to time we consider issuance of Parent Company indebtedness under this registration statement.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2013	2012

(In millions)

Fixed maturity securities	$499	$516
Short term investments	1	1
Limited partnership investments	131	130
Equity securities	3	4
Trading portfolio	5	7
Other	6	4

Gross investment income	645	662
Investment expense	(12)	(14)

Net investment income	$633	$648

Net investment income for the three months ended March 31, 2013 decreased $15 million as compared with the same period in 2012. The decrease was primarily driven by lower fixed maturity securities income due to the effect of purchasing investments at lower interest rates, partially offset by a higher invested asset base.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.2% and 5.5% for the three months ended March 31, 2013 and 2012. Tax-exempt municipal bonds generated $69 million of net investment income for the three months ended March 31, 2013 compared with $66 million of net investment income for the 2012 period.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2013	2012

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$31	$23
States, municipalities and political subdivisions	(2)	15
Asset-backed	3	(12)
U.S. Treasury and obligations of government-sponsored enterprises		1
Foreign government		3

Total fixed maturity securities	32	30
Equity securities	(13)	1
Derivative securities	2	(1)
Short term investments and other	3	2

Total realized investment gains	24	32
Income tax expense	(8)	(11)
Amounts attributable to noncontrolling interests	(2)	(2)

Net realized investment gains attributable to Loews Corporation	$14	$19

Net realized investment results decreased $5 million for the three months ended March 31, 2013 as compared with the 2012 period. The decrease was primarily driven by lower realized gains on sales of securities partially offset by lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 91.4% and 91.6% of which were rated as investment grade (rated BBB- or higher) at March 31, 2013 and December 31, 2012. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these rating agencies, CNA formulates an internal rating. At March 31, 2013 and December 31, 2012, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	March 31, 2013		December 31, 2012

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,230	9.9%	$4,540	10.6%
AAA	3,128	7.3	3,224	7.6
AA and A	19,875	46.4	19,305	45.3
BBB	11,911	27.8	11,997	28.1
Non-investment grade	3,655	8.6	3,567	8.4

Total	$42,799	100.0%	$42,633	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3.4 billion at March 31, 2013 and December 31, 2012. The following table summarizes the ratings of this portfolio at fair value.

	March 31, 2013		December 31, 2012

(In millions of dollars)

BB	$1,593	43.6%	$1,529	42.9%
B	1,087	29.7	1,075	30.1
CCC-C	757	20.7	724	20.3
D	218	6.0	239	6.7

Total	$3,655	100.0%	$3,567	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2013	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$864	25.4%	$50	31.6%
AAA	185	5.4	9	5.7
AA	600	17.6	50	31.6
A	412	12.1	6	3.8
BBB	774	22.8	25	15.8
Non-investment grade	567	16.7	18	11.5

Total	$3,402	100.0%	$158	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2013	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$206	6.1%	$4	2.5%
Due after one year through five years	914	26.9	25	15.8
Due after five years through ten years	1,182	34.7	61	38.6
Due after ten years	1,100	32.3	68	43.1

Total	$3,402	100.0%	$158	100.0%

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

	March 31, 2013		December 31, 2012

	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group
Non-Core	$15,723	11.1	$15,590	11.3
Other interest sensitive investments	28,651	4.1	28,855	3.9

Total	$44,374	6.6	$44,445	6.5

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	March 31, 2013	December 31, 2012

(In millions)

Short term investments:
Commercial paper	$345	$751
U.S. Treasury securities	771	617
Money market funds	249	301
Other	190	163

Total short term investments	$1,555	$1,832

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

—

the risks and uncertainties associated with CNA’s loss reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in our Annual Report on

Form 10-K for the year ended December 31, 2012, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

—	the effects of the Macondo well blowout;

—	timing and cost of completion of rig upgrades, construction projects and other capital projects, including delivery dates and drilling contracts;

—	changes in foreign and domestic oil and gas exploration, development and production activity;

—	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

—	government policies regarding exploration and development of oil and gas reserves;

—	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

—	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

—	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

—	the availability, cost limits and adequacy of insurance and indemnification;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2013. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2013 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2013 -
January 31, 2013	N/A	N/A	N/A	N/A

February 1, 2013 -
February 28, 2013	580,500	$43.25	N/A	N/A

March 1, 2013 -
March 31, 2013	1,514,400	$43.87	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: April 30, 2013	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)