Form 10-Q
period 2013-06-30
LOEWS CORP
filed 2013-07-30
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer   X      Accelerated filer             Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                                        No          X

Class	Outstanding at July 19, 2013
Common stock, $0.01 par value	387,316,565 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $39,114 and $38,324	$41,595	$42,765
Equity securities, cost of $903 and $893	856	898
Limited partnership investments	3,317	3,090
Other invested assets, primarily mortgage loans	473	460
Short term investments	6,091	5,835

Total investments	52,332	53,048
Cash	166	228
Receivables	9,519	9,366
Property, plant and equipment	14,525	13,935
Goodwill	989	996
Other assets	1,618	1,538
Deferred acquisition costs of insurance subsidiaries	650	598
Separate account business	247	312

Total assets	$80,046	$80,021

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,339	$24,763
Future policy benefits	10,787	11,475
Unearned premiums	3,869	3,610
Policyholders’ funds	133	157

Total insurance reserves	39,128	40,005
Payable to brokers	520	205
Short term debt	33	19
Long term debt	10,039	9,191
Deferred income taxes	749	840
Other liabilities	4,688	4,773
Separate account business	247	312

Total liabilities	55,404	55,345

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 392,282,321 and 392,054,766 shares	4	4
Additional paid-in capital	3,643	3,595
Retained earnings	15,654	15,192
Accumulated other comprehensive income	37	678

	19,338	19,469

Less treasury stock, at cost (4,276,200 and 249,600 shares)	(187)	(10)

Total shareholders’ equity	19,151	19,459
Noncontrolling interests	5,491	5,217

Total equity	24,642	24,676

Total liabilities and equity	$80,046	$80,021

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions, except per share data)

Revenues:
Insurance premiums	$1,800	$1,668	$3,564	$3,317
Net investment income	579	386	1,220	1,112
Investment gains (losses):
Other-than-temporary impairment losses	(16)	(12)	(34)	(27)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)		(11)		(23)

Net impairment losses recognized in earnings	(16)	(23)	(34)	(50)
Other net investment gains	2	43	44	102

Total investment gains (losses)	(14)	20	10	52
Contract drilling revenues	745	726	1,445	1,481
Other	615	588	1,220	1,170

Total	3,725	3,388	7,459	7,132

Expenses:
Insurance claims and policyholders’ benefits	1,521	1,348	2,950	2,729
Amortization of deferred acquisition costs	335	309	663	604
Contract drilling expenses	369	405	744	802
Other operating expenses (Note 1)	807	1,001	1,789	1,820
Interest	112	111	220	222

Total	3,144	3,174	6,366	6,177

Income before income tax	581	214	1,093	955
Income tax expense	(169)	(16)	(283)	(238)

Net income	412	198	810	717
Amounts attributable to noncontrolling interests	(143)	(142)	(299)	(294)

Net income attributable to Loews Corporation	$269	$56	$511	$423

Basic net income per share	$0.69	$0.14	$1.31	$1.07

Diluted net income per share	$0.69	$0.14	$1.31	$1.06

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted-average shares outstanding:
Shares of common stock	388.79	396.40	390.08	396.59
Dilutive potential shares of common stock	0.83	0.73	0.80	0.71

Total weighted-average shares outstanding assuming dilution	389.62	397.13	390.88	397.30

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Net income	$412	$198	$810	$717

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(8)	(3)	6	37
Net other unrealized gains (losses) on investments	(585)	120	(647)	337

Total unrealized gains (losses) on available-for-sale investments	(593)	117	(641)	374
Unrealized gains (losses) on cash flow hedges	10	(2)	(11)	13
Pension liability	5	4	9	11
Foreign currency	(13)	(19)	(74)	2

Other comprehensive income (loss)	(591)	100	(717)	400

Comprehensive income (loss)	(179)	298	93	1,117

Amounts attributable to noncontrolling interests	(83)	(150)	(225)	(333)

Total comprehensive income (loss) attributable to Loews Corporation	$(262)	$148	$(132)	$784

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders

	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2012	$23,203	$4	$3,494	$14,890	$384	$-	$4,431
Net income	717			423			294
Other comprehensive income	400				361		39
Dividends paid	(266)			(50)			(216)
Issuance of equity securities by subsidiary	222		36		1		185
Purchase of Loews treasury stock	(51)					(51)
Issuance of Loews common stock	5		5
Stock-based compensation	11		10				1
Other	-		(2)				2

Balance, June 30, 2012	$24,241	$4	$3,543	$15,263	$746	$(51)	$4,736

Balance, January 1, 2013	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217
Net income	810			511			299
Other comprehensive loss	(717)				(643)		(74)
Dividends paid	(292)			(49)			(243)
Issuance of equity securities by subsidiary	337		51		2		284
Purchase of Loews treasury stock	(177)					(177)
Issuance of Loews common stock	3		3
Stock-based compensation	7		(6)				13
Other	(5)						(5)

Balance, June 30, 2013	$24,642	$4	$3,643	$15,654	$37	$(187)	$5,491

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2013	2012

(In millions)

Operating Activities:

Net income	$810	$717
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	613	673
Changes in operating assets and liabilities, net:
Receivables	(180)	257
Deferred acquisition costs	(43)	(17)
Insurance reserves	198	121
Other assets	(70)	(81)
Other liabilities	54	(87)
Trading securities	(879)	(477)

Net cash flow operating activities	503	1,106

Investing Activities:

Purchases of fixed maturities	(5,656)	(5,169)
Proceeds from sales of fixed maturities	3,143	3,303
Proceeds from maturities of fixed maturities	1,820	1,566
Purchases of equity securities	(33)	(27)
Proceeds from sales of equity securities	60	61
Purchases of limited partnership investments	(203)	(83)
Proceeds from sales of limited partnership investments	169	115
Purchases of property, plant and equipment	(1,150)	(869)
Dispositions	24	151
Change in short term investments	616	(116)
Other, net	(83)	(90)

Net cash flow investing activities	(1,293)	(1,158)

Financing Activities:

Dividends paid	(49)	(50)
Dividends paid to noncontrolling interests	(243)	(216)
Purchases of treasury shares	(180)	(51)
Issuance of common stock	3	5
Proceeds from sale of subsidiary stock	370	246
Principal payments on debt	(742)	(1,246)
Issuance of debt	1,598	1,375
Other, net	(23)	(4)

Net cash flow financing activities	734	59

Effect of foreign exchange rate on cash	(6)

Net change in cash	(62)	7
Cash, beginning of period	228	129

Cash, end of period	$166	$136

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 53% owned subsidiary); exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids), (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2013 and December 31, 2012 and the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2013 and 2012.

Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2012 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 1.4 million, 1.9 million, 1.7 million and 2.3 million shares were not included in the diluted weighted average shares amount for the three and six months ended June 30, 2013 and 2012 due to the exercise price being greater than the average stock price.

Bluegrass Project – In the second quarter of 2013, Boardwalk Pipeline executed an agreement with the Williams Companies, Inc. (“Williams”) to continue the development process for the Bluegrass Project, a project that would transport natural gas liquids from the Marcellus and Utica shale plays to the petrochemical and export complex in the U.S. Gulf Coast region, and related fractionation and storage facilities. In connection with the transaction, Boardwalk Pipeline and Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of the Company, have entered into separate joint venture arrangements for purposes of funding the project. Boardwalk Pipeline and BPHC have contributed a total of $25 million to the project as of June 30, 2013. The approval of funding any additional capital for the project is dependent on, among other conditions, execution of customer contracts sufficient to support the project and the parties’ receipt of all necessary board and regulatory approvals.

Impairment of Natural Gas and Oil Properties – Results for the six months ended June 30, 2013, include a first quarter non-cash ceiling test impairment charge of $145 million ($92 million after tax) related to the carrying value of HighMount’s natural gas and oil properties. For the three and six months ended June 30, 2012, HighMount recorded non-cash ceiling test impairment charges of $222 million and $266 million ($142 million and $170 million after tax). The impairments were recorded within Other operating expenses and as credits to Accumulated depreciation, depletion and amortization. The 2013 write-down was primarily attributable to reduced average natural gas liquids (“NGL”) and oil prices used in the ceiling test calculations and negative reserve revisions. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $195 million ($124 million after tax) for 2013, and $266 million and $335 million ($170 million and $214 million after tax) for the three and six months ended June 30, 2012. In periods which HighMount took ceiling test impairment charges, HighMount performed a goodwill impairment test. HighMount also performed its annual goodwill impairment test as of April 30, 2013 and 2012. No impairment charges were required as a result of either the annual or interim period testing.

2.  Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Fixed maturity securities	$498	$505	$997	$1,021
Short term investments	1	4	3	7
Limited partnership investments	84	(43)	230	100
Equity securities	3	2	6	6
Income (loss) from trading portfolio (a)	1	(74)	(2)	(4)
Other	6	7	12	11

Total investment income	593	401	1,246	1,141
Investment expenses	(14)	(15)	(26)	(29)

Net investment income	$579	$386	$1,220	$1,112

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(30), $(90), $(43) and $(60) for the three and six months ended June 30, 2013 and 2012.

Investment gains (losses) are as follows:

Fixed maturity securities	$(5)	$17	$27	$47
Equity securities	(2)		(15)	1
Derivative instruments	(5)	(1)	(3)	(2)
Short term investments and other	(2)	4	1	6

Investment gains (losses) (a)	$(14)	$20	$10	$52

(a)	Includes gross realized gains of $42, $51, $88 and $123 and gross realized losses of $49, $34, $76 and $75 on available-for-sale securities for the three and six months ended June 30, 2013 and 2012.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$5	$6	$8	$16
Asset-backed:
Residential mortgage-backed	3	15	3	29
Other asset-backed	1		1

Total asset-backed	4	15	4	29
U.S. Treasury and obligations of government-sponsored enterprises				1

Total fixed maturities available-for-sale	9	21	12	46

Equity securities available-for-sale:
Common stock	2	2	2	4
Preferred stock	5		20

Total equity securities available-for-sale	7	2	22	4

Net OTTI losses recognized in earnings	$16	$23	$34	$50

The amortized cost and fair values of securities are as follows:

June 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$20,079	$ 1,826	$147	$21,758
States, municipalities and political subdivisions	10,098	814	173	10,739
Asset-backed:
Residential mortgage-backed	5,031	153	88	5,096	$(37)
Commercial mortgage-backed	1,941	95	27	2,009	(3)
Other asset-backed	933	16	2	947

Total asset-backed	7,905	264	117	8,052	(40)
U.S. Treasury and obligations of government-sponsored enterprises	167	9		176
Foreign government	528	17	1	544
Redeemable preferred stock	121	13	2	132

Fixed maturities available-for-sale	38,898	2,943	440	41,401	(40)
Fixed maturities, trading	216		22	194

Total fixed maturities	39,114	2,943	462	41,595	(40)

Equity securities:
Common stock	47	10		57
Preferred stock	138	4		142

Equity securities available-for-sale	185	14	-	199	-
Equity securities, trading	718	71	132	657

Total equity securities	903	85	132	856	-

Total	$40,017	$ 3,028	$594	$42,451	$(40)

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

Fixed maturity securities:
Corporate and other bonds	$19,530	$2,698	$21	$22,207
States, municipalities and political subdivisions	9,372	1,455	44	10,783
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	$(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23		952

Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government-sponsored enterprises	172	11	1	182
Foreign government	588	25		613
Redeemable preferred stock	113	13	1	125

Fixed maturities available-for-sale	38,141	4,618	155	42,604	(31)
Fixed maturities, trading	183		22	161

Total fixed maturities	38,324	4,618	177	42,765	(31)

Equity securities:
Common stock	38	14		52
Preferred stock	190	7		197

Equity securities available-for-sale	228	21	-	249	-
Equity securities, trading	665	80	96	649

Total equity securities	893	101	96	898	-

Total	$39,217	$4,719	$273	$43,663	$(31)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At June 30, 2013 and December 31, 2012, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $794 million and $1.4 billion. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core Segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains (losses) through Other comprehensive income (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

June 30, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$3,478	$143	$33	$4	$3,511	$147
States, municipalities and political subdivisions	2,075	130	119	43	2,194	173
Asset-backed:
Residential mortgage-backed	1,462	33	321	55	1,783	88
Commercial mortgage-backed	593	23	79	4	672	27
Other asset-backed	235	2			235	2

Total asset-backed	2,290	58	400	59	2,690	117
Foreign government	65	1			65	1
Redeemable preferred stock	39	2			39	2

Total	$7,947	$334	$552	$106	$8,499	$440

December 31, 2012

Fixed maturity securities:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17

Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government-sponsored enterprises	23	1			23	1
Redeemable preferred stock	28	1			28	1

Total	$1,819	$27	$866	$128	$2,685	$155

The amount of pretax net realized gains (losses) on available-for-sale securities reclassified out of AOCI into earnings was $(7) million, $15 million, $12 million and $47 million for the three and six months ended June 30, 2013 and 2012.

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The investments with longer duration, primarily included within the states, municipalities and political subdivision asset category, were more significantly impacted by changes in market interest rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2013.

The following table summarizes the activity for the three and six months ended June 30, 2013 and 2012 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at June 30, 2013 and 2012 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Beginning balance of credit losses on fixed maturity securities	$92	$100	$95	$92
Additional credit losses for securities for which an OTTI loss was previously recognized	1	10	1	21
Credit losses for securities for which an OTTI loss was not previously recognized		1		2
Reductions for securities sold during the period	(4)	(4)	(7)	(8)
Reductions for securities the Company intends to sell or more likely than not will be required to sell		(8)		(8)

Ending balance of credit losses on fixed maturity securities	$89	$99	$89	$99

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	June 30, 2013		December 31, 2012

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$2,105	$2,153	$1,648	$1,665
Due after one year through five years	11,450	12,078	13,603	14,442
Due after five years through ten years	10,613	10,981	8,726	9,555
Due after ten years	14,730	16,189	14,164	16,942

Total	$38,898	$41,401	$38,141	$42,604

Investment Commitments

As of June 30, 2013, the Company had committed approximately $372 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of June 30, 2013, the Company had commitments to purchase or fund additional amounts of $160 million and sell $150 million under the terms of such securities.

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

The type of financial instruments being measured and the methodologies and inputs used at June 30, 2013 were consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

Prices may fall within Level 1, 2 or 3 depending upon the methodologies and inputs used to estimate fair value for each specific security. In general, the Company seeks to price securities using third party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using methodologies and inputs the Company believes market participants would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted by the Company.

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

June 30, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$30	$21,526	$202	$21,758
States, municipalities and political subdivisions		10,599	140	10,739
Asset-backed:
Residential mortgage-backed		4,668	428	5,096
Commercial mortgage-backed		1,844	165	2,009
Other asset-backed		560	387	947

Total asset-backed		7,072	980	8,052
U.S. Treasury and obligations of government-sponsored enterprises	147	29		176
Foreign government	98	446		544
Redeemable preferred stock	49	58	25	132

Fixed maturities available-for-sale	324	39,730	1,347	41,401
Fixed maturities, trading	47	60	87	194

Total fixed maturities	$371	$39,790	$1,434	$41,595

Equity securities available-for-sale	$134	$52	$13	$199
Equity securities, trading	655		2	657

Total equity securities	$789	$52	$15	$856

Short term investments	$5,617	$423		$6,040
Other invested assets		36		36
Receivables		29	$8	37
Life settlement contracts			91	91
Separate account business	6	239	2	247
Payable to brokers	(135)	(16)	(3)	(154)

December 31, 2012	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$6	$21,982	$219	$22,207
States, municipalities and political subdivisions		10,687	96	10,783
Asset-backed:
Residential mortgage-backed		5,507	413	5,920
Commercial mortgage-backed		1,693	129	1,822
Other asset-backed		584	368	952

Total asset-backed		7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24		182
Foreign government	140	473		613
Redeemable preferred stock	40	59	26	125

Fixed maturities available-for-sale	344	41,009	1,251	42,604
Fixed maturities, trading		72	89	161

Total fixed maturities	$344	$41,081	$1,340	$42,765

Equity securities available-for-sale	$117	$98	$34	$249
Equity securities, trading	642		7	649

Total equity securities	$759	$98	$41	$898

Short term investments	$4,990	$799	$6	$5,795
Other invested assets		58	1	59
Receivables		32	11	43
Life settlement contracts			100	100
Separate account business	4	306	2	312
Payable to brokers	(95)	(11)	(6)	(112)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012:

	Balance, April 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2013		Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Corporate and other bonds	$283	$1	$(3)	$13	$(54)	$(6)		$(32)	$202	$(1)
States, municipalities and political subdivisions	129		4	37	(32)	(3)	$5		140
Asset-backed:
Residential mortgage-backed	450	(1)	(1)	50	(10)	(21)	4	(43)	428	(2)
Commercial mortgage-backed	177		4	5		(2)	21	(40)	165
Other asset-backed	396		(3)	38	(33)	(11)			387	(1)

Total asset-backed	1,023	(1)	-	93	(43)	(34)	25	(83)	980	(3)
Redeemable preferred stock	26		(1)						25

Fixed maturities available-for-sale	1,461	-	-	143	(129)	(43)	30	(115)	1,347	(4)
Fixed maturities, trading	107				(20)				87

Total fixed maturities	$1,568	$-	$-	$143	$(149)	$(43)	$30	$(115)	$1,434	$(4)

Equity securities available-for-sale	$19	$(5)	$(1)						$13	$(5)
Equity securities trading	3	(1)							2	(2)

Total equity securities	$22	$(6)	$(1)	$-	$-	$-	$-	$-	$15	$(7)

Short term investments	$5				$(5)				$-
Life settlement contracts	95	$4				$(8)			91	$(1)
Separate account business	2								2
Derivative financial instruments, net	2	2	$2	$1	(1)	(1)			5

	Balance, April 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2012		Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Corporate and other bonds	$485	$3	$2	$68	$(26)	$(13)	$9	$(40)	$488
States, municipalities and political subdivisions	173		1			(85)			89
Asset-backed:
Residential mortgage-backed	447	1	(18)	22		(9)			443
Commercial mortgage-backed	105	2	4	87	(12)	(4)		(16)	166
Other asset-backed	384	2	(1)	182	(99)	(34)			434

Total asset-backed	936	5	(15)	291	(111)	(47)	-	(16)	1,043
Redeemable preferred stock	53				(26)				27

Fixed maturities available-for-sale	1,647	8	(12)	359	(163)	(145)	9	(56)	1,647
Fixed maturities, trading	101				(3)			(4)	94

Total fixed maturities	$1,748	$8	$(12)	$359	$(166)	$(145)	$9	$(60)	$1,741	$-

Equity securities available-for-sale	$74		$19	$15	$(15)				$93	$(1)
Equity securities trading	11	$(2)							9	(2)

Total equity securities	$85	$(2)	$19	$15	$(15)	$-	$-	$-	$102	$(3)

Short term investments	$-			$4					$4
Other invested assets	11								11
Life settlement contracts	115	$20				$(19)			116	$3
Separate account business	4				$(1)				3
Derivative financial instruments, net	(8)	1	$21		(1)	(1)			12

	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers	Transfers	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2013		Included in Net Income	Included in OCI				into Level 3	out of Level 3		Held at June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$219	$1	$(1)	$104	$(71)	$(26)	$26	$(50)	$202	$(2)
States, municipalities and political subdivisions	96	(3)	4	122	(79)	(5)	5		140
Asset-backed:
Residential mortgage-backed	413	2	(1)	111	(10)	(32)	4	(59)	428	(2)
Commercial mortgage-backed	129	1	9	78		(9)	21	(64)	165
Other asset-backed	368	3	(2)	174	(132)	(24)			387	(1)

Total asset-backed	910	6	6	363	(142)	(65)	25	(123)	980	(3)
Redeemable preferred stock	26		(1)						25

Fixed maturities available-for-sale	1,251	4	8	589	(292)	(96)	56	(173)	1,347	$(5)
Fixed maturities, trading	89	1		19	(22)				87	1

Total fixed maturities	$1,340	$5	$8	$608	$(314)	$(96)	$56	$(173)	$1,434	$(4)

Equity securities available-for-sale	$34	$(20)						$(1)	$13	$(20)
Equity securities trading	7	(5)							2	(5)

Total equity securities	$41	$(25)	$-	$-	$-	$-	$-	$(1)	$15	$(25)

Short term investments	$6				$(6)				$-
Other invested assets	1				(1)				-
Life settlement contracts	100	$11				$(20)			91	$1
Separate account business	2								2
Derivative financial instruments, net	5	5	$(2)	$1		(4)			5	1

	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2012		Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Corporate and other bonds	$482	$6	$6	$146	$(112)	$(32)	$42	$(50)	$488
States, municipalities and political subdivisions	171		3			(85)			89
Asset-backed:
Residential mortgage-backed	452	2	(22)	60		(16)		(33)	443
Commercial mortgage-backed	59	2	8	129	(12)	(4)		(16)	166
Other asset-backed	343	6	3	358	(176)	(59)		(41)	434

Total asset-backed	854	10	(11)	547	(188)	(79)	-	(90)	1,043
Redeemable preferred stock	-			53	(26)				27

Fixed maturities available-for-sale	1,507	16	(2)	746	(326)	(196)	42	(140)	1,647
Fixed maturities, trading	101	(7)		1	(1)				94	$(7)

Total fixed maturities	$1,608	$9	$(2)	$747	$(327)	$(196)	$42	$(140)	$1,741	$(7)

Equity securities available-for-sale	$67		$16	$26	$(16)				$93	$(3)
Equity securities trading	14	$(5)							9	(4)

Total equity securities	$81	$(5)	$16	$26	$(16)	$-	$-	$-	$102	$(7)

Short term investments	$27			$16		$(39)			$4
Other invested assets	11								11
Life settlement contracts	117	$23				(24)			116	$3
Separate account business	23				$(20)				3
Derivative financial instruments, net	(15)	(4)	$34		(6)	3			12	1

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2013 and 2012. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

June 30, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

	(In millions)

Assets

Fixed maturity securities	$106	Discounted cash flow	Expected call date	1.6 - 3.5 years (3.1 years)
			Credit spread	1.95% -7.95%(2.67%)
	83	Market approach	Private offering price	$36.32 -$113.76($101.70)
Equity securities	13	Market approach	Private offering price	$33.73 - $4,017.00 per
				share ($936.89 per share)
Life settlement contracts	91	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883%(209.2%)
December 31, 2012

Assets

Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 – 5.3 years (4.3 years)
			Credit spread adjustment	0.02% – 0.48%(0.17%)
	72	Market approach	Private offering price	$42.39 – $102.32($100.11)
Equity securities	34	Market approach	Private offering price	$4.54 –$3,842.00 per share
				($571.17 per share)
Life settlement contracts	100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% – 883%(208.9%)

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

	Carrying	Estimated Fair Value

June 30, 2013	Amount	Level 1	Level 2	Level 3	Total

(In millions)

Financial Assets:
Other invested assets, primarily mortgage loans	$437			$449	$449

Financial Liabilities:
Premium deposits and annuity contracts	75			76	76
Short term debt	33		$13	20	33
Long term debt	10,039		10,444	334	10,778
December 31, 2012

Financial Assets:
Other invested assets, primarily mortgage loans	$401			$418	$418

Financial Liabilities:
Premium deposits and annuity contracts	100			104	104
Short term debt	19		$13	6	19
Long term debt	9,191		10,170	202	10,372

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

	June 30, 2013			December 31, 2012

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value

	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$300	$1	$(4)	$300		$(6)
Commodities:
Forwards – short	295	29	(3)	288	$39	(3)
Foreign exchange:
Currency forwards – short	222	1	(10)	144	4

Without hedge designation:

Equity markets:
Options – purchased	1,010	37		255	19
– written	606		(33)	374		(11)
Equity swaps and warrants
– long	18	13		14	6

Interest rate risk:
Credit default swaps
– purchased protection	63		(2)	78		(2)
– sold protection	18			33		(2)

Foreign exchange:
Currency forwards – long	75			404		(2)
– short	273	6		128

Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables and Payable to brokers on the Consolidated Condensed Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended June 30, 2013 and December 31, 2012.

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. Losses of $5 million and $1 million for the three months ended June 30, 2013 and 2012 and losses of $3 million and $2 million for the six months ended June 30, 2013 and 2012 were included in Investment gains (losses). Losses of $3 million and gains of $5 million for three months ended June 30, 2013 and 2012 and losses of $16 million and gains of $1 million for the six months ended June 30, 2013 and 2012 were included in Net investment income.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and other energy-related products, exposure to foreign currency losses on future foreign currency expenditures, as well as risks attributable to changes in interest rates on long term debt. Gains of $19 million and $15 million were recognized in OCI related to these cash flow hedges for the three months ended June 30, 2013 and 2012. Gains of $1 million and $49 million were recognized in OCI related to these cash flow hedges for the six months ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, the amount of gains reclassified from AOCI into income were $6 million and $18 million. For the six months ended June 30, 2013 and 2012, the amount of gains reclassified from AOCI into income were $19 million and $27 million. As of June 30, 2013, the estimated amount of net unrealized gains associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $10 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three and six months ended June 30, 2013 and 2012.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $65 million and $68 million for the three months ended June 30, 2013 and 2012 and $104 million and $96 million for the six months ended June 30, 2013 and 2012. Catastrophe losses in 2013 related primarily to U.S. storms.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other.

Three Months Ended June 30, 2013	CNA Specialty	CNA Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$27	$9	$(5)
Pretax (favorable) unfavorable premium development	(5)	(5)	2	(8)

Total pretax (favorable) unfavorable net prior year development	$(46)	$22	$11	$(13)

Three Months Ended June 30, 2012	CNA Specialty	CNA Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(35)	$(13)	$(4)	$(52)
Pretax (favorable) unfavorable premium development	(5)	(19)	1	(23)

Total pretax (favorable) unfavorable net prior year development	$(40)	$(32)	$(3)	$(75)

Six Months Ended June 30, 2013

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(56)	$16	$9	$(31)
Pretax (favorable) unfavorable premium development	(13)	(15)	7	(21)

Total pretax (favorable) unfavorable net prior year development	$(69)	$1	$16	$(52)

Six Months Ended June 30, 2012

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$(27)	$(2)	$(70)
Pretax (favorable) unfavorable premium development	(14)	(36)	2	(48)

Total pretax (favorable) unfavorable net prior year development	$(55)	$(63)	$-	$(118)

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

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the CNA Specialty segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

Medical professional liability	$(17)	$(9)	$(20)	$(15)
Other professional liability	(23)	(6)	(24)	(2)
Surety	1		2	1
Warranty				(1)
Other	(2)	(20)	(14)	(24)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$(35)	$(56)	$(41)

Three Month Comparison

2013

Favorable development for medical professional liability was primarily due to a decrease in incurred loss severity in accident years 2009 and prior.

Overall, favorable development for other professional liability was related to better than expected loss emergence in accident years 2007 through 2009. Unfavorable development was recorded in accident years 2010 through 2012 related to an increase in severity.

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

Six Month Comparison

2013

Overall, favorable development for medical professional liability reflects favorable experience in accident years 2009 and prior. Unfavorable development was recorded for accident years 2010 and 2011 due to higher than expected large loss activity.

Overall, favorable development for other professional liability was related to better than expected loss emergence in accident years 2007 through 2009. Unfavorable development was recorded in accident years 2010 through 2012 related to an increase in severity.

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

CNA Commercial

The following table and discussion provide further detail of the development recorded for the CNA Commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

Commercial auto	$2	$2	$(3)	$2
General liability	15	(13)	(6)	(5)
Workers’ compensation	45	8	70	(11)
Property and other	(35)	(10)	(45)	(13)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$27	$(13)	$16	$(27)

Three Month Comparison

2013

Unfavorable development for general liability coverages was primarily related to increased incurred loss severity in accident years 2010 through 2012.

Unfavorable development for workers’ compensation was primarily in response to legislation enacted during 2013 related to the New York Fund for Reopened Cases. The law change necessitated an increase in reserves as re-opened workers’ compensation claims can no longer be turned over to the state for handling and payment after December 31, 2013.

Favorable development for property and other coverages was primarily related to favorable outcomes on litigated catastrophe claims in accident years 2005 and 2010 and favorable loss emergence on non-catastrophe losses in accident year 2012.

2012

Favorable development for general liability coverages was primarily related to favorable loss emergence in accident years 2005 and prior.

Favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident year 2010.

Six Month Comparison

2013

Overall, favorable development for general liability coverages was primarily related to better than expected loss emergence in accident years 2002 and prior. Unfavorable development was recorded in accident years 2010 through 2012 primarily related to increased incurred loss severity.

Unfavorable development for workers’ compensation was recorded in response to legislation in New York as discussed above. Additional unfavorable development was primarily due to higher than expected large losses and increased severity in the state of California in accident year 2010.

Favorable development for property and other coverages was primarily related to favorable outcomes on litigated catastrophe claims in accident years 2005 and 2010 and favorable loss emergence on non-catastrophe losses in accident year 2012.

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

6.  Debt

In May of 2013, the Company completed a public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043. The Company received net proceeds of approximately $983 million, after deducting the underwriters’ discounts and commissions and offering expenses of $17 million, which will be amortized over the life of the notes. The proceeds for this offering are expected to be used for general corporate purposes.

7.  Shareholders’ Equity

Accumulated other comprehensive income

The tables below present the changes in Accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2013:

	Unrealized Gains (Losses) On Investments	OTTI Gains (Losses)	Cash Flow Hedges			Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

			Interest Rate Swaps	Commodity Hedges	Foreign Currency Forwards

(In millions)

Balance, April 1, 2013	$1,176	$31	$(9)	$6	$1	$(727)	$88	$566

Other comprehensive income (loss) before reclassifications, after tax of $317, $4, $(1), $(8), $4, $0 and $0	(589)	(8)	2	18	(6)		(13)	(596)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $(3), $0, $0, $2, $0, $(2) and $0	4			(3)	(1)	5		5
Issuance of equity securities by subsidiary						2		2

Other comprehensive income (loss)	(585)	(8)	2	15	(7)	7	(13)	(589)
Amounts attributable to noncontrolling interests	59			(3)	3	(1)	2	60

Balance, June 30, 2013	$650	$23	$(7)	$18	$(3)	$(721)	$77	$37

Balance, January 1, 2013	$1,233	$18	$(9)	$24	$1	$(732)	$143	$678

Other comprehensive income (loss) before reclassifications, after tax of $346, $(3), $(1), $(2), $4, $0 and $0	(638)	6	3	5	(6)		(74)	(704)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $3, $0, $(1), $6, $1, $(5) and $0	(9)		(1)	(10)	(2)	9		(13)
Issuance of equity securities by subsidiary						2		2

Other comprehensive income (loss)	(647)	6	2	(5)	(8)	11	(74)	(715)
Amounts attributable to noncontrolling interests	64	(1)		(1)	4		8	74

Balance, June 30, 2013	$650	$23	$(7)	$18	$(3)	$(721)	$77	$37

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

Unrealized gains (losses) on investments	Investment gains (losses)
OTTI gains (losses)	Investment gains (losses)
Cash flow hedges
Interest rate swaps	Interest expense
Commodity hedges	Other revenues
Foreign currency forwards	Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

In May of 2013, Boardwalk Pipeline sold 12.7 million common units in a public offering and received net proceeds of $377 million, including an $8 million contribution from the Company to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction, from 55% to 53%. The issuance price of the common units exceeded the Company’s carrying value, resulting in an increase to Additional paid-in capital of $51 million and an increase to AOCI of $2 million.

Treasury Stock

The Company purchased 4.0 million and 1.3 million shares of Loews common stock at aggregate costs of $177 million and $51 million during the six months ended June 30, 2013 and 2012.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Service cost	$6	$6	$12	$12
Interest cost	33	37	67	75
Expected return on plan assets	(50)	(46)	(99)	(93)
Amortization of unrecognized net loss	14	12	28	23

Net periodic benefit cost	$3	$9	$8	$17

	Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Interest cost	$1	$2	$2	$3
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized prior service benefit	(7)	(7)	(13)	(13)

Net periodic benefit cost	$(7)	$(6)	$(13)	$(12)

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

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 45 drilling rigs, including five new-build rigs which are under construction and two rigs being constructed utilizing the hulls of Diamond Offshore’s existing mid-water floaters. On June 30, 2013, Diamond Offshore’s drilling rigs were located offshore 12 countries in addition to the United States.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$954	$896	$1,910	$1,841
CNA Commercial	1,104	984	2,205	2,072
Life & Group Non-Core	346	360	709	710
Other	89	6	172	24

Total CNA Financial	2,493	2,246	4,996	4,647
Diamond Offshore	760	793	1,492	1,589
Boardwalk Pipeline	304	277	633	591
HighMount	66	69	134	145
Loews Hotels	101	94	195	174
Corporate and other	1	(91)	9	(14)

Total	$3,725	$3,388	$7,459	$7,132

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$220	$166	$435	$375
CNA Commercial	161	99	359	326
Life & Group Non-Core	(78)	(14)	(87)	(51)
Other	(25)	(18)	(65)	(51)

Total CNA Financial	278	233	642	599
Diamond Offshore	257	246	462	498
Boardwalk Pipeline	67	66	166	158
HighMount	9	(217)	(130)	(251)
Loews Hotels	2	11	2	18
Corporate and other	(32)	(125)	(49)	(67)

Total	$581	$214	$1,093	$955

Net income (loss) (a):

CNA Financial:
CNA Specialty	$129	$100	$257	$225
CNA Commercial	94	59	209	190
Life & Group Non-Core	(33)	5	(25)	(5)
Other	(15)	(13)	(40)	(33)

Total CNA Financial	175	151	401	377
Diamond Offshore	87	94	169	181
Boardwalk Pipeline	22	25	55	60
HighMount	5	(139)	(83)	(161)
Loews Hotels	1	6	1	10
Corporate and other	(21)	(81)	(32)	(44)

Total	$269	$56	$511	$423

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$(6)	$8	$(3)	$16
CNA Commercial	(12)	13	(8)	24
Life & Group Non-Core		4	14	17
Other	4	(3)	7	(3)

Total CNA Financial	(14)	22	10	54
Corporate and other		(2)		(2)

Total	$(14)	$20	$10	$52

Net income (loss):

CNA Financial:
CNA Specialty	$(3)	$5	$(1)	$10
CNA Commercial	(6)	8	(4)	14
Life & Group Non-Core		3	8	10
Other	1	(3)	3	(2)

Total CNA Financial	(8)	13	6	32
Corporate and other		(1)		(1)

Total	$(8)	$12	$6	$31

10.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

11.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $724 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2013, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore has entered into four turnkey construction contracts with Hyundai Heavy Industries, Co. Ltd. (“Hyundai”) for the construction of four dynamically positioned, ultra-deepwater drillships, the first two of which are expected to be delivered in the third and fourth quarters of 2013. Diamond Offshore expects the aggregate cost of the construction of its drillships, including commissioning, capital spares and project management costs, to be approximately $2.6 billion, of which approximately $650 million in contractual installment payments have been paid. These amounts are included in Construction in process within Property, plant and equipment in the Consolidated Condensed Balance Sheets. Diamond Offshore expects to pay a total of approximately $790 million for the two drillships which will be delivered in 2013 and the remaining contractual payments due to Hyundai will be paid when the remaining drillships are delivered in 2014.

Diamond Offshore also entered into agreements for the construction of two moored semisubmersible deepwater rigs with expected completion dates in the third quarter of 2013 and the second quarter of 2014. The rigs will be constructed utilizing the hulls of two of Diamond Offshore’s mid-water floaters and the aggregate cost of the two rigs, including commissioning, capital spares and project management costs, is estimated to be approximately $705 million, of which $164 million in contractual installment payments have been paid.

In February of 2013, Diamond Offshore entered into a vessel modification agreement for enhancements to a mid-water floater that will enable the rig to work in the North Sea. The contracted price with the shipyard is $29 million, of which $6 million has been paid. The total cost of the project is estimated to be approximately $120 million, including shipyard costs, owner-furnished equipment and labor, commissioning and capital spares, with an expected completion date in the first quarter of 2014.

In May of 2013, Diamond Offshore entered into a construction contract with Hyundai for the construction of a dynamically positioned, ultra-deepwater harsh environment semisubmersible drilling rig, expected to be delivered in the first quarter of 2016. The total cost of the rig including capital spares, commissioning and shipyard supervision is estimated to be approximately $755 million. The first installment payment of $189 million has been paid and is included in Construction in process within Property, plant and equipment in the Consolidated Condensed Balance Sheets.

Boardwalk Pipeline

Boardwalk Pipeline’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2013 were approximately $113 million, all of which are expected to be settled within the next twelve months.

Loews Hotels

Loews Hotels has commitments aggregating approximately $270 million for development and renovation of hotel properties.

12.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2013 and December 31, 2012, and consolidating statements of income information for the six months ended June 30, 2013 and 2012. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk		Loews	Corporate
June 30, 2013	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,299	$1,200		$20	$84	$4,729		$52,332
Cash	121	20	$10	4	10	1		166
Receivables	8,686	496	66	51	25	265	$(70)	9,519
Property, plant and equipment	301	5,244	7,239	1,097	599	45		14,525
Deferred income taxes	340			785			(1,125)	-
Goodwill	115	20	267	584	3			989
Investments in capital stocks of subsidiaries						16,862	(16,862)	-
Other assets	770	342	332	17	116	12	29	1,618
Deferred acquisition costs of insurance subsidiaries	650							650
Separate account business	247							247

Total assets	$57,529	$7,322	$7,914	$2,558	$837	$21,914	$(18,028)	$80,046

Liabilities and Equity:

Insurance reserves	$39,128							$39,128
Payable to brokers	315	$10	$1	$6		$188		520
Short term debt	13				$20			33
Long term debt	2,558	1,490	3,258	720	335	1,678		10,039
Deferred income taxes		503	680		39	623	$(1,096)	749
Other liabilities	3,362	610	381	109	38	258	(70)	4,688
Separate account business	247							247

Total liabilities	45,623	2,613	4,320	835	432	2,747	(1,166)	55,404

Total shareholders’ equity	10,718	2,386	1,616	1,723	403	19,167	(16,862)	19,151
Noncontrolling interests	1,188	2,323	1,978		2			5,491

Total equity	11,906	4,709	3,594	1,723	405	19,167	(16,862)	24,642

Total liabilities and equity	$57,529	$7,322	$7,914	$2,558	$837	$21,914	$(18,028)	$80,046

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk		Loews	Corporate
December 31, 2012	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$47,636	$1,435	$1	$8	$33	$3,935		$53,048
Cash	156	53	3	2	10	4		228
Receivables	8,516	503	89	69	25	183	$(19)	9,366
Property, plant and equipment	297	4,870	7,252	1,136	333	47		13,935
Deferred income taxes	119			734			(853)	-
Goodwill	118	20	271	584	3			996
Investments in capital stocks of subsidiaries						16,936	(16,936)	-
Other assets	730	366	330	22	84	4	2	1,538
Deferred acquisition costs of insurance subsidiaries	598							598
Separate account business	312							312

Total assets	$58,482	$7,247	$7,946	$2,555	$488	$21,109	$(17,806)	$80,021

Liabilities and Equity:

Insurance reserves	$40,005							$40,005
Payable to brokers	61			$10		$134		205
Short term debt	13				$6			19
Long term debt	2,557	$1,489	$3,539	710	203	693		9,191
Deferred income taxes		483	619		37	552	$(851)	840
Other liabilities	3,260	675	432	120	42	263	(19)	4,773
Separate account business	312							312

Total liabilities	46,208	2,647	4,590	840	288	1,642	(870)	55,345

Total shareholders’ equity	11,058	2,331	1,624	1,715	200	19,467	(16,936)	19,459
Noncontrolling interests	1,216	2,269	1,732					5,217

Total equity	12,274	4,600	3,356	1,715	200	19,467	(16,936)	24,676

Total liabilities and equity	$58,482	$7,247	$7,946	$2,555	$488	$21,109	$(17,806)	$80,021

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk		Loews	Corporate
Six Months Ended June 30, 2013	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,564							$3,564
Net investment income	1,211	$1				$8		1,220
Intercompany interest and dividends						364	$(364)	-
Investment gains	10							10
Contract drilling revenues		1,445						1,445
Other	211	46	$633	$134	$195	1		1,220

Total	4,996	1,492	633	134	195	373	(364)	7,459

Expenses:

Insurance claims and policyholders’ benefits	2,950							2,950
Amortization of deferred acquisition costs	663							663
Contract drilling expenses		744						744
Other operating expenses	658	270	386	255	187	33		1,789
Interest	83	16	81	9	6	25		220

Total	4,354	1,030	467	264	193	58	-	6,366

Income (loss) before income tax	642	462	166	(130)	2	315	(364)	1,093
Income tax (expense) benefit	(196)	(114)	(36)	47	(1)	17		(283)

Net income (loss)	446	348	130	(83)	1	332	(364)	810
Amounts attributable to noncontrolling interests	(45)	(179)	(75)					(299)

Net income (loss) attributable to Loews Corporation	$401	$169	$55	$(83)	$1	$332	$(364)	$511

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk		Loews	Corporate
Six Months Ended June 30, 2012	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,317							$3,317
Net investment income	1,118	$3				$(9)		1,112
Intercompany interest and dividends						341	$(341)	-
Investment gains (losses)	54		$(2)					52
Contract drilling revenues		1,481						1,481
Other	158	105	591	$145	$174		(3)	1,170

Total	4,647	1,589	589	145	174	332	(344)	7,132

Expenses:

Insurance claims and policyholders’ benefits	2,729							2,729
Amortization of deferred acquisition costs	604							604
Contract drilling expenses		802						802
Other operating expenses	630	261	350	390	152	40	(3)	1,820
Interest	85	28	83	6	4	20	(4)	222

Total	4,048	1,091	433	396	156	60	(7)	6,177

Income (loss) before income tax	599	498	156	(251)	18	272	(337)	955
Income tax (expense) benefit	(180)	(125)	(37)	90	(8)	22		(238)

Net income (loss)	419	373	119	(161)	10	294	(337)	717
Amounts attributable to noncontrolling interests	(42)	(192)	(60)					(294)

Net income (loss) attributable to Loews Corporation	$377	$181	$59	$(161)	$10	$294	$(337)	$423

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

—	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 53% owned subsidiary);

—	exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids) (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and

—	operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for the second quarter of 2013 amounted to $269 million, or $0.69 per share, compared to $56 million, or $0.14 per share, in the second quarter of 2012. Net income for the second quarter of 2012 includes an after tax non-cash impairment charge of $142 million at HighMount related to the carrying value of its natural gas and oil properties. Excluding this impairment charge, Loews adjusted net income for the second quarter of 2012 would have been $198 million.

The increase in net income is primarily due to higher earnings at CNA and improved investment income at the parent company. These increases were partially offset by lower earnings at Diamond Offshore.

CNA’s earnings increased primarily from higher net investment income due to increased limited partnership results and improved non-catastrophe current accident year underwriting results. These increases were partially offset by lower favorable net prior year development and reduced results from the Life & Group Non-Core segment as a result of unfavorable morbidity in the long term care business.

Diamond Offshore’s earnings decreased primarily as a result of a prior year gain of $23 million (after tax and noncontrolling interests) from the sale of five jack-up rigs partially offset by higher dayrates and utilization as well as lower contract drilling expense in 2013, primarily reflecting reduced mobilization costs.

Net income for the six months ended June 30, 2013 was $511 million, or $1.31 per share as compared to $423 million, or $1.06 per share in the prior year period. Net income for the six months ended June 30, 2013 and 2012 includes after tax non-cash ceiling test impairment charges of $92 million and $170 million at HighMount. Excluding these non-cash impairment charges, Loews adjusted net income for the six months ended June 30, 2013 and 2012 would have been $603 million and $593 million. The increase in net income is primarily due to the reasons discussed in the three month comparison above for CNA and the parent company. Diamond Offshore’s earnings decreased primarily as a result of a prior year gain of $32 million (after tax and noncontrolling interests) from the sale of six jack-up rigs and lower utilization in 2013 partially offset by higher dayrates.

Book value per share increased to $49.36 at June 30, 2013 from $49.31 at June 30, 2012 and decreased from $49.67 at December 31, 2012. Book value per share excluding Accumulated other comprehensive income (“AOCI”) increased to $49.26 at June 30, 2013 from $47.42 at June 30, 2012 and $47.94 at December 31, 2012.

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

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2013 and 2012 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Insurance premiums	$1,800	$1,668	$3,564	$3,317
Net investment income	578	470	1,211	1,118
Investment gains (losses)	(14)	22	10	54
Other	129	86	211	158

Total	2,493	2,246	4,996	4,647

Expenses:
Insurance claims and policyholders’ benefits	1,521	1,348	2,950	2,729
Amortization of deferred acquisition costs	335	309	663	604
Other operating expenses	318	313	658	630
Interest	41	43	83	85

Total	2,215	2,013	4,354	4,048

Income before income tax	278	233	642	599
Income tax expense	(83)	(65)	(196)	(180)
Amounts attributable to noncontrolling interests	(20)	(17)	(45)	(42)

Net income attributable to Loews Corporation	$175	$151	$401	$377

Three Months Ended June 30, 2013 Compared to 2012

Net income increased $24 million for the three months ended June 30, 2013 as compared with the same period in 2012. Insurance premiums increased $132 million and includes $76 million from Hardy, which was acquired in July of 2012. In addition, net income improved from the prior year due to higher net investment income, improved current accident year underwriting results and a settlement benefit of $27 million (after tax and noncontrolling interests) related to workers’ compensation residual market litigation. These favorable impacts were partially offset by decreased net realized investment gains and lower favorable net prior year development. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

Six Months Ended June 30, 2013 Compared to 2012

Net income increased $24 million for the six months ended June 30, 2013 as compared with the same period in 2012. Insurance premiums increased $247 million and includes $140 million from Hardy, which was acquired in July of 2012. Net income improved from the prior year primarily due to the same reasons discussed above for the three month comparison.

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

The following tables summarize the results of CNA’s property and casualty operations for the three and six months ended June 30, 2013 and 2012:

	CNA	CNA
Three Months Ended June 30, 2013	Specialty	Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$756	$826	$138	$1,720
Net earned premiums	746	840	76	1,662
Net investment income	151	211	1	363
Net operating income (loss)	132	100	(2)	230
Net realized investment losses	(3)	(6)		(9)
Net income (loss)	129	94	(2)	221

Ratios:
Loss and loss adjustment expense	60.6%	76.5%	53.9%	68.4%
Expense	29.7	34.9	44.5	32.9
Dividend	0.1	0.3		0.2

Combined	90.4%	111.7%	98.4%	101.5%

	CNA	CNA
Three Months Ended June 30, 2012	Specialty	Commercial	Total

Net written premiums	$718	$889	$1,607
Net earned premiums	719	809	1,528
Net investment income	112	151	263
Net operating income	95	51	146
Net realized investment gains	5	8	13
Net income	100	59	159

Ratios:
Loss and loss adjustment expense	62.2%	72.9%	67.9%
Expense	32.1	34.8	33.5
Dividend	0.1	0.4	0.3

Combined	94.4%	108.1%	101.7%

	CNA	CNA
Six Months Ended June 30, 2013	Specialty	Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$1,559	$1,744	$193	$3,496
Net earned premiums	1,469	1,677	140	3,286
Net investment income	321	461	2	784
Net operating income (loss)	258	213	(9)	462
Net realized investment gains (losses)	(1)	(4)	1	(4)
Net income (loss)	257	209	(8)	458

Ratios:
Loss and loss adjustment expense	62.4%	74.1%	51.5%	67.9%
Expense	30.1	35.0	50.1	33.4
Dividend	0.2	0.2		0.2

Combined	92.7%	109.3%	101.6%	101.5%

	CNA	CNA
Six Months Ended June 30, 2012	Specialty	Commercial	Total

Net written premiums	$1,483	$1,732	$3,215
Net earned premiums	1,425	1,612	3,037
Net investment income	287	416	703
Net operating income	215	176	391
Net realized investment gains	10	14	24
Net income	225	190	415

Ratios:
Loss and loss adjustment expense	64.2%	71.8%	68.2%
Expense	31.7	35.0	33.4
Dividend	(0.1)	0.4	0.2

Combined	95.8%	107.2%	101.8%

Three Months Ended June 30, 2013 Compared to 2012

Net written premiums increased $113 million for the three months ended June 30, 2013 as compared with the same period in 2012. Net written premiums for 2013 included $138 million related to Hardy. Excluding Hardy, there was a decrease in net written premiums, primarily driven by underwriting actions taken in certain business classes in CNA Commercial, including a transfer of $44 million of in-force business, partially offset by rate increases. Net earned premiums increased $134 million for the three months ended June 30, 2013 as compared with the same period in 2013, including $76 million related to Hardy. Excluding Hardy, the increase in net earned premiums was primarily driven by the increase in net written premiums over recent quarters.

CNA Specialty’s average rate increased 7% for the three months ended June 30, 2013, as compared with an increase of 5% for the three months ended June 30, 2012 for the policies that renewed in each period. Retention of 84% and 86% was achieved in each period. CNA Commercial’s average rate increased 9% for the three months ended June 30, 2013, as compared with an increase of 7% for the three months ended June 30, 2012 for the policies that renewed in each period. Retention of 75% and 77% was achieved in each period.

Net operating income increased $84 million for the three months ended June 30, 2013 as compared with the same period in 2012. The increase in net operating income was primarily due to higher net investment income, improved underwriting results and a settlement benefit of $27 million (after tax and noncontrolling interests) in CNA Commercial. These favorable items were partially offset by unfavorable net prior year development in 2013 for CNA Commercial, which includes $21 million (after tax and noncontrolling interests) recorded for workers’ compensation in response to legislation related to the New York Fund for Reopened Cases. Catastrophe losses were $38 million (after tax and noncontrolling interests) for the three months ended June 30, 2013 as compared to catastrophe losses of $40 million (after tax and noncontrolling interests) for the same period in 2012.

Favorable net prior year development of $10 million and $72 million was recorded for the three months ended June 30, 2013 and 2012. Further information on net prior year development and the unfavorable development for workers’ compensation recorded in response to legislation in New York is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s combined ratio improved 4.0 points for the three months ended June 30, 2013 as compared with the same period in 2012. The loss ratio improved 1.6 points, due primarily to an improved current accident year loss ratio. The expense ratio improved 2.4 points, primarily due to the impact of lower expenses and a higher net earned premium base.

CNA Commercial’s combined ratio increased 3.6 points for the three months ended June 30, 2013 as compared with the same period in 2012. The loss ratio increased 3.6 points, primarily due to unfavorable net prior year development, partially offset by an improved current accident year loss ratio.

Six Months Ended June 30, 2013 Compared to 2012

Net written premiums increased $281 million for the six months ended June 30, 2013 as compared with the same period in 2012. Net written premiums for 2013 included $193 million related to Hardy. Excluding Hardy, the increase in net written premiums was primarily driven by increased rate, partially offset by underwriting actions taken in certain business classes in CNA Commercial. Net earned premiums increased $249 million for the six months ended June 30, 2013 as compared with the same period in 2013, including $140 million related to Hardy. Excluding Hardy, the increase in net earned premiums was primarily driven by the increase in net written premiums over recent quarters.

CNA Specialty’s average rate increased 7% for the six months ended June 30, 2013, as compared with an increase of 4% for the six months ended June 30, 2012 for the policies that renewed in each period. Retention of 85% and 86% was achieved in each period. CNA Commercial’s average rate increased 9% for the six months ended June 30, 2013, as compared with an increase of 6% for the six months ended June 30, 2012, for the policies that renewed in each period. Retention of 76% and 77% was achieved in each period.

Net operating income increased $71 million for the six months ended June 30, 2013 as compared with the same period in 2012. The increase in net operating income was primarily due to the same reasons discussed above in the three month comparison. Catastrophe losses were $61 million (after tax and noncontrolling interests) for the six months ended June 30, 2013 as compared to catastrophe losses of $56 million (after tax and noncontrolling interests) for the same period in 2012.

Favorable net prior year development of $51 million and $118 million was recorded for the six months ended June 30, 2013 and 2012. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s combined ratio improved 3.1 points for the six months ended June 30, 2013 as compared with the same period in 2012. The loss ratio improved 1.8 points, due to an improved current accident year loss ratio and higher favorable net prior year development. The expense ratio improved 1.6 points primarily due to the impact of lower expenses and a higher net earned premium base.

CNA Commercial’s combined ratio increased 2.1 points for the six months ended June 30, 2013 as compared with the same period in 2012. The loss ratio increased 2.3 points, primarily due to unfavorable net prior year development, partially offset by an improved current accident year loss ratio.

Life & Group Non-Core and Other Operations

Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other primarily includes certain CNA corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

The following tables summarize the results of CNA’s Life & Group Non-Core and Other operations for the three and six months ended June 30, 2013 and 2012:

	Life & Group
Three Months Ended June 30, 2013	Non-Core	Other	Total

(In millions)

Net earned premiums	$138		$138
Net investment income	207	$8	215
Net operating loss	(33)	(14)	(47)
Net realized investment gains		1	1
Net loss	(33)	(13)	(46)

Three Months Ended June 30, 2012

Net earned premiums	$139		$139
Net investment income	201	$6	207
Net operating income (loss)	2	(10)	(8)
Net realized investment gains (losses)	3	(3)	-
Net income (loss)	5	(13)	(8)

Six Months Ended June 30, 2013

Net earned premiums	$279		$279
Net investment income	411	$16	427
Net operating loss	(33)	(34)	(67)
Net realized investment gains	8	2	10
Net loss	(25)	(32)	(57)

Six Months Ended June 30, 2012

Net earned premiums	$280		$280
Net investment income	399	$16	415
Net operating loss	(15)	(31)	(46)
Net realized investment gains (losses)	10	(2)	8
Net loss	(5)	(33)	(38)

Three Months Ended June 30, 2013 Compared to 2012

Net loss increased $38 million for the three months ended June 30, 2013 as compared with the same period in 2012. This increase was primarily due to unfavorable morbidity in CNA’s long term care business, driven by an increase in claim volume and a gain on a life settlement contract in 2012. In addition, there was a $6 million release of an allowance established for officer notes receivable for the three months ended June 30, 2013, as compared to a $13 million release of an allowance established for uncollectible reinsurance receivables for the same period in 2012.

Six Months Ended June 30, 2013 Compared to 2012

Net loss increased $19 million for the six months ended June 30, 2013 as compared with the same period in 2012. This increase was primarily due to unfavorable morbidity in CNA’s long term care business. First quarter 2013 results for CNA’s long term care business reflected favorable claims experience driven by mortality. Second quarter 2013 long term care results reflect unfavorable claims experience driven by morbidity. In addition, there was the impact of the release of the allowances in both periods, as discussed above.

Diamond Offshore

The ultra-deepwater and deepwater floater markets are generally firm. Expected industry wide ultra-deepwater utilization for 2013 is near capacity, inclusive of the expected 2013 newbuild deliveries, as only two newbuild deliveries for 2013 have not yet been contracted. However, despite the strength of these markets, Diamond Offshore’s ability to meet demand in the near term is limited due to its contracted backlog for the remainder of 2013 (100% and 97% for its ultra-deepwater and deepwater fleets).

Regionally, the offshore basins of West Africa, Brazil and the Gulf of Mexico continue to be an area of significant ultra-deepwater and deepwater activity where demand is firm, and in which dayrates are expected to remain steady throughout 2013. Discoveries in the pre-salt and post-salt formations offshore Brazil and pre-salt formation offshore West Africa, primarily Angola and Nigeria, have led to increased deepwater interest in these regions. On the Outer Continental Shelf of the Gulf of Mexico, drilling activity has surpassed pre-Macondo levels, and industry analysts predict that the market will continue to strengthen in 2013 and beyond, particularly in the ultra-deepwater market. Demand in the deeper waters of the U.S. Gulf of Mexico is tending more to newer deepwater and ultra-deepwater rigs due to a more rigorous regulatory environment, stronger focus on safety and prevention and more challenging formations.

As a result of the robust outlook for the ultra-deepwater and deepwater markets, there are a significant number of newbuild floaters on order by established drilling contractors, as well as new entrants into the industry, which is expected to lead to increased competition. Based on recent industry reports, the total number of newbuild floaters on order or announced was reported to be in excess of 100 rigs, including an estimated 28 rigs to be built on behalf of Petróleo Brasileiro S.A. (“Petrobras”), which is currently Diamond Offshore’s most significant customer. Excluding the Brazil-ordered rigs, over half of the newbuilds scheduled for delivery in 2014 through 2016 are not yet contracted for future work, including two of Diamond Offshore’s drillships and one of its semisubmersible rigs under construction. Industry reports also indicate that several of the ultra-deepwater rigs are being contracted for operations in the deepwater market, which could lead to increased competition between ultra-deepwater and deepwater rigs.

Market demand for mid-water floaters is generally stable. In both the U.K. and Norway sectors of the North Sea, the mid-water market is particularly strong. The mid-water market in other regions remains mixed but relatively stable. In the Mediterranean region, demand remains solid, although tempered by instability in Libya and Egypt. The Southeast Asia and Australia markets also remain steady with indications of possible strengthening.

Diamond Offshore has six actively-marketed jack-up rigs, four of which are currently operating in the Mexican waters of the Gulf of Mexico, where drilling activity remains stable and additional tendering activity is ongoing, and another jack-up rig is contracted under a two-year bareboat charter offshore Ecuador through August of 2014. Diamond Offshore’s other jack-up rig began working under contract in the GOM during the second quarter of 2013, where contracts are generally well-to-well or short term in duration.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of July 24, 2013 and February 1, 2013 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2012). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 24,	February 1,
	2013	2013

(In millions)

Floaters:
Ultra-Deepwater (a)	$4,967	$4,422
Deepwater (b)	987	1,229
Mid-Water (c)	2,178	2,649

Total Floaters	8,132	8,300
Jack-ups	229	272

Total	$8,361	$8,572

(a)

As of July 24, 2013, for ultra-deepwater floaters includes (i) $1.1 billion attributable to contracted operations offshore Brazil for the years 2013 to 2015, (ii) $1.8 billion attributable to future work for two drillships under construction for the years 2013 to 2019 and (iii) $641 million attributable to future work for the ultra-deepwater semisubmersible rig under construction for the years 2016 to 2019.

(b)

As of July 24, 2013, for deepwater floaters includes (i) $431 million attributable to contracted operations offshore Brazil for the years 2013 to 2016, including $49 million attributable to future work for OGX Petróleo e Gás Ltda (“OGX”) and (ii) $179 million for the years 2013 to 2014 attributable to future work for the Ocean Onyx which is under construction.

(c)

As of July 24, 2013, for mid-water floaters includes $663 million attributable to contracted operations offshore Brazil for the years 2013 to 2015, including $47 million attributable to future work for OGX.

Currently, $9 million of the $23 million owed to Diamond Offshore at June 30, 2013 by OGX was past due.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of July 24, 2013:

Year Ended December 31	Total	2013 (a)	2014	2015	2016 - 2019

(In millions)

Floaters:
Ultra-Deepwater (b)	$4,967	$501	$1,167	$1,332	$1,967
Deepwater (c)	987	252	483	190	62
Mid-Water (d)	2,178	638	958	388	194

Total Floaters	8,132	1,391	2,608	1,910	2,223
Jack-ups	229	86	73	48	22

Total	$8,361	$1,477	$2,681	$1,958	$2,245

(a)	Represents a six month period beginning July 1, 2013.
(b)

As of July 24, 2013, for ultra-deepwater floaters includes (i) $263 million, $473 million and $324 million for the years 2013 to 2015 attributable to contracted operations offshore Brazil, (ii) $256 million and $361 million for the years 2014 and 2015, and $1.2 billion in the aggregate for the years 2016 to 2019 attributable to future work for two drillships under construction and (iii) $641 million in the aggregate for the years 2016 to 2019 attributable to future work for the ultra-deepwater semisubmersible rig under construction.

(c)

As of July 24, 2013, for deepwater floaters includes $89 million, $146 million, $134 million and $62 million for the years 2013 to 2016, attributable to contracted operations offshore Brazil, including $34 million and $15 million for the years 2013 and 2014 attributable to future work for OGX and (ii) $15 million and $164 million for the years 2013 and 2014 attributable to future work for the Ocean Onyx which is under construction.

(d)

As of July 24, 2013, for mid-water floaters includes $243 million, $342 million and $79 million for the years 2013 to 2015 attributable to contracted operations offshore Brazil, including $47 million for the year 2013 attributable to future work for OGX.

The following table reflects the percentage of rig days committed by year as of July 24, 2013. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for rigs under construction.

Year Ended December 31	2013 (a) (b)	2014 (b)	2015 (b)	2016–2019 (b)

Floaters:
Ultra-Deepwater	100%	94%	70%	21%
Deepwater	97%	48%	19%	2%
Mid-Water	79%	51%	17%	2%
Total Floaters	88%	63%	35%	8%
Jack-ups	74%	40%	20%	2%

(a)	Represents a six month period beginning July 1, 2013.
(b)

As of July 24, 2013, includes approximately 827, 1,125, 34 and 196 currently known, scheduled shipyard, days for rig commissioning, contract preparation, surveys, and extended maintenance projects, as well as rig mobilization days for 2013, 2014, 2015 and 2016.

Dayrate and Utilization Statistics

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Revenue earning days (a)
Floaters:
Ultra-Deepwater	672	649	1,198	1,269
Deepwater	451	377	873	777
Mid-Water	1,058	1,142	2,099	2,266
Jack-ups (b)	469	419	918	941

Utilization (c)
Floaters:
Ultra-Deepwater	92%	89%	83%	87%
Deepwater	99%	83%	97%	85%
Mid-Water	65%	66%	64%	66%
Jack-ups (d)	74%	49%	72%	46%

Average daily revenue (e)
Floaters:
Ultra-Deepwater	$341,800	$354,000	$350,000	$359,000
Deepwater	408,600	371,600	399,200	365,000
Mid-Water	271,300	262,200	266,500	264,200
Jack-ups	88,400	94,100	86,800	90,000

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Revenue earning days for the six months ended June 30, 2012 included approximately 87 days earned by Diamond Offshore’s jack-up rigs during the period prior to being sold in 2012.
(c)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(d)

Utilization for Diamond Offshore’s jack-up rigs would have been 66% and 67% for the three and six months ended June 30, 2012, excluding revenue earning days and total calendar days associated with rigs that were sold in 2012.

(e)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2013 and 2012, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Contract drilling revenues	$745	$726	$1,445	$1,481
Net investment income		1	1	3
Other	15	66	46	105

Total	760	793	1,492	1,589

Expenses:
Contract drilling expenses	369	405	744	802
Other operating expenses	126	129	270	261
Interest	8	13	16	28

Total	503	547	1,030	1,091

Income before income tax	257	246	462	498
Income tax expense	(78)	(52)	(114)	(125)
Amounts attributable to noncontrolling interests	(92)	(100)	(179)	(192)

Net income attributable to Loews Corporation	$87	$94	$169	$181

Three Months Ended June 30, 2013 Compared to 2012

Contract drilling revenue increased $19 million in the three months ended June 30, 2013 as compared with 2012, while contract drilling expense decreased $36 million during the same period. Contract drilling revenue increased primarily as a result of an increase in both revenue earning days and average daily revenue earned by Diamond Offshore’s deepwater fleet, partially offset by a decrease in revenue earning days for its mid-water fleet. Contract drilling expense for the entire rig fleet decreased for the three months ended June 30, 2013 reflecting lower costs associated with repairs, maintenance and mobilization of rigs, partially offset by higher labor costs.

Revenue generated by ultra-deepwater floaters decreased $2 million during the three months ended June 30, 2013 as compared with 2012, primarily due to decreased average daily revenue of $8 million and decreased mobilization revenue of $2 million, partially offset by increased utilization of $8 million.

Revenue generated by deepwater floaters increased $42 million during the three months ended June 30, 2013 as compared with 2012, primarily due to increased utilization of $27 million and higher average daily revenue of $17 million, partially offset by lower mobilization revenue of $2 million. Utilization increased in the three months ended June 30, 2013 primarily due to the absence of downtime associated with a survey in the 2012 period. Average daily revenue increased in the three months ended June 30, 2013 primarily due to the Ocean Valiant and Ocean Victory both working at significantly higher dayrates than those earned during the three months ended June 30, 2012.

Revenue generated by mid-water floaters decreased $22 million during the three months ended June 30, 2013 as compared with 2012, primarily due to decreased utilization of $22 million and decreased mobilization revenue of $9 million, partially offset by increased average daily revenue of $10 million. Revenue earning days decreased in the three months ended June 30, 2013 as compared with 2012, primarily due to an increase in planned downtime for shipyard projects.

Revenue earned by jack-up rigs remained stable for the three months ended June 30, 2013 as compared with 2012.

Net income decreased $7 million for the three months ended June 30, 2013 as compared with the 2012 period reflecting higher income taxes, partially offset by the increase in revenue and decrease in contract drilling expense as discussed above as well as a decrease in interest expense. Net income for the three months ended June 30, 2012 also included a $23 million gain (after tax and noncontrolling interests) on the sale of five jack-up rigs.

Diamond Offshore’s effective tax rate increased for the three months ended June 30, 2013 as compared with 2012. The higher effective tax rate is partially due to the mix of Diamond Offshore’s domestic and international pre-tax earnings and losses and as a result of the sale of two jack-up rigs at a zero tax rate during the 2012 period. Additionally, the three months ended June 30, 2013 included $12 million of tax expense associated with settling the 2004 and 2006 tax years in Mexico under an amnesty program, which was partially offset by the reversal of $3 million of tax expense associated with the expiration of the statute of limitations in Mexico for the 2007 tax year.

Six Months Ended June 30, 2013 Compared to 2012

Contract drilling revenue decreased $36 million in the six months ended June 30, 2013 as compared with the 2012 period, while contract drilling expense decreased $58 million during the same period. Contract drilling revenue for the first six months of 2013 was negatively impacted by a decrease in revenue earned by Diamond Offshore’s ultra-deepwater, mid-water and jack-up fleets, partially offset by favorable revenue variances for its deepwater floaters. The decrease in contract drilling expense for the first six months of 2013 reflects lower mobilization and maintenance and repair costs, partially offset by additional labor costs associated with crews for the newbuild drillships.

Revenue generated by ultra-deepwater floaters decreased $55 million during the first six months of 2013 as compared with 2012, primarily due to decreased utilization of $25 million, decreased amortized mobilization fees of $19 million and decreased average daily revenue of $11 million. Utilization decreased in the first six months of 2013 primarily due to unplanned downtime for repairs. Amortized mobilization fees decreased in the first six months of 2013 as compared with 2012 primarily due to the recognition of mobilization revenue in the 2012 period associated with the Ocean Monarch’s mobilization to Vietnam and the Ocean Rover’s demobilization from Indonesia to Malaysia.

Revenue generated by deepwater floaters increased $60 million during the first six months of 2013 as compared with 2012, primarily due to higher average daily revenue of $30 million and increased utilization of $35 million, partially offset by lower amortized mobilization fees of $5 million. Average daily revenue increased in the first six months of 2013 primarily due to the Ocean Valiant and Ocean Victory both working at significantly higher dayrates than those rigs earned during the 2012 period. Revenue earning days increased during the first six months of 2013 primarily due to fewer planned non-operating days for surveys and shipyard projects.

Revenue generated by mid-water floaters decreased $35 million during the first six months of 2013 as compared with 2012, primarily due to decreased utilization of $44 million, partially offset by higher average daily revenue of $5 million and an increase in mobilization and contract preparation fees of $4 million. Revenue earning days decreased in the first six months of 2013 as compared with 2012, primarily due to an increase in planned downtime for shipyard projects and incremental downtime for cold stacked rigs, partially offset by fewer mobilization days during which revenue was deferred and a reduction in unplanned downtime for repairs.

Revenue earned by jack-up rigs decreased $6 million for the first six months of 2013 as compared with 2012, primarily due to the sale of six jack-up rigs in 2012. These rigs earned aggregate revenue of $5 million during the six months ended June 30, 2012.

Net income decreased $12 million for the six months ended June 30, 2013 as compared with the 2012 period reflecting the decline in revenue as discussed above, partially offset by the decrease in contract drilling expense as discussed above, lower interest expense and lower income taxes. The decrease in interest expense is primarily due to an increase in interest capitalized on eligible construction projects during 2013, partially offset by an increase in interest expense primarily related to uncertain tax positions in the Mexico tax jurisdiction. Net income for the six months ended June 30, 2012 also included a $32 million gain (after tax and noncontrolling interests) on the sale of six jack-up rigs.

Diamond Offshore’s effective tax rate remained stable for the six months ended June 30, 2013 as compared with 2012. The tax rate for the six months ended June 30, 2013 benefited from a $28 million reduction in tax expense during the six months ended June 30, 2013 as a result of the American Taxpayer Relief Act of 2012 which was signed into law on January 2, 2013. The Act extends through 2013 several expired temporary business provisions, commonly referred to as “extenders” which were retroactively extended to the beginning of 2012. This benefit was partially offset by the settlement of prior tax years in Mexico, as discussed above. The effective tax rate for the six months ended June 30, 2012 was favorably impacted by the sale of two jack-up rigs at a zero tax rate during the second quarter of 2012.

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

As of June 30, 2013, a substantial portion of Boardwalk Pipeline’s transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 5.7 years. Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and must be renewed or replaced. Due to the factors noted above, in recent years the rates Boardwalk Pipeline has been able to obtain under firm and interruptible transportation agreements have declined and the amount of capacity that Boardwalk Pipeline has been able to contract for under long term firm transportation agreements have also declined. The amount of Boardwalk Pipeline’s transportation capacity under agreements which expire in 2013 is greater than in recent years. In light of the market conditions discussed above, transportation contracts Boardwalk Pipeline has renewed or entered into in 2013 have been at lower rates, and any remaining available capacity will be marketed and sold on a short term firm or interruptible basis, which Boardwalk Pipeline expects to be at lower rates. These circumstances have negatively affected, and are expected to continue to negatively affect, Boardwalk Pipeline’s transportation revenues and distributable cash flows in 2013.

The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Based on current forward pricing curves, time period price spreads for 2013 are not as favorable as they were in 2012. However, forward pricing curves change frequently as a result of a variety of market factors, including weather, levels of storage gas and available capacity, among others and as such may not be a reliable predictor of actual future events. Accordingly, Boardwalk Pipeline cannot predict its future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above. While PAL revenues for the six months ended June 30, 2013 were higher as compared to the same period for 2012, the majority of the revenues recognized in 2013 were a result of PAL transactions entered into in the latter half of 2012 when time period price spreads were more favorable.

In the second quarter of 2013, Boardwalk Pipeline executed an agreement with the Williams Companies, Inc. (“Williams”) to continue the development process for the Bluegrass Project, a project that would transport natural gas liquids from the Marcellus and Utica shale plays to the petrochemical and export complex in the U.S. Gulf Coast region, and related fractionation and storage facilities.

In connection with the transaction: (i) Boardwalk Pipeline entered into separate joint venture arrangements with Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of ours, by forming Boardwalk Bluegrass Pipeline, LLC (“Boardwalk Bluegrass”) and Boardwalk Moss Lake, LLC (“Boardwalk Moss Lake”); and (ii) Boardwalk Bluegrass and Boardwalk Moss Lake, together with affiliates of Williams, formed Bluegrass Pipeline Company, LLC (“Bluegrass Pipeline”) and Moss Lake Fractionation, LLC (“Moss Lake”) to continue to pursue and, if approved, develop, own and construct the pipeline and the fractionation facility. Boardwalk Bluegrass and Boardwalk Moss Lake will own 50% of the equity interests in Bluegrass Pipeline and Moss Lake, with affiliates of Williams owning the other 50%.

Through the agreement, Boardwalk Pipeline and Williams are engaged in comprehensive project development activities, including developing customer support for the pipeline. As of June 30, 2013 Boardwalk Pipeline and BPHC have contributed a total of $25 million to the project and our aggregate share of the 2013 pre-construction development costs are estimated to be approximately $110 million (inclusive of amounts funded to date). Sanctioning and completion of this project is subject to, among other conditions, execution of customer contracts sufficient to support the project and the parties’ receipt of all necessary board and regulatory approvals. In addition, each of the parties has the right, under certain circumstances, to withdraw from the project or from portions of the project, in which case the project may be terminated, only portions of the project may be completed or the parties respective ownership interests may change. No assurances can be given that this project will be completed, in whole or in part, however, if all conditions are satisfied, the project could be placed into service in late 2015.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2013 and 2012 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$304	$277	$633	$591
Investment losses		(2)		(2)

Total	304	275	633	589

Expenses:
Operating	196	169	386	350
Interest	41	42	81	83

Total	237	211	467	433

Income before income tax	67	64	166	156
Income tax expense	(14)	(15)	(36)	(37)
Amounts attributable to noncontrolling interests	(31)	(25)	(75)	(60)

Net income attributable to Loews Corporation	$22	$24	$55	$59

Three Months Ended June 30, 2013 Compared to 2012

Total revenues increased $29 million for the three months ended June 30, 2013, compared to the same period in 2012. This increase is primarily due to $24 million of revenues earned from Louisiana Midstream, acquired in October of 2012, a $17 million gain from the sale of storage base gas and an increase in fuel revenues of $6 million primarily due to higher natural gas prices. The sale of storage base gas was a result of a strategy to monetize base gas and provide capacity for additional storage and parks of customer gas under PAL services. The increase in revenues was partially offset by lower transportation revenues, excluding fuel, of $16 million resulting primarily from lower firm and interruptible revenues due to the market and contract renewal conditions discussed above and mild weather.

Operating expenses increased $27 million for the three months ended June 30, 2013, compared to the same period in 2012. This increase is primarily due to $16 million of expenses incurred by Louisiana Midstream and increased fuel costs of $8 million due to higher natural gas prices.

Net income decreased $2 million for the three months ended June 30, 2013, compared with the 2012 period reflecting higher revenues offset by increased operating expenses as discussed above and amounts attributable to noncontrolling interests. The amount of income attributable to noncontrolling interests increased as a result of equity offerings in 2012 and 2013 by Boardwalk Pipeline, decreasing the ownership percentage from 61% for the three months ended June 30, 2012 to 54% for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 Compared to 2012

Total revenues increased $44 million for the six months ended June 30, 2013, compared to the same period in 2012. This increase is primarily due to $43 million of revenues earned from Louisiana Midstream, acquired in October of 2012, a $17 million gain from the sale of storage base gas discussed above and an increase in fuel revenues of $13 million primarily due to higher natural gas prices. The increase in revenues was partially offset by lower transportation revenues, excluding fuel, of $30 million resulting primarily from lower firm and interruptible revenues due to the market and contract renewal conditions discussed above.

Operating expenses increased $36 million for the six months ended June 30, 2013, compared to the same period in 2012. This increase is primarily due to $29 million of expenses incurred by Louisiana Midstream and increased fuel costs of $11 million due to higher natural gas prices, partially offset by $7 million of asset impairment charges in 2012.

Net income decreased $4 million for the six months ended June 30, 2013, compared with the 2012 period reflecting higher revenues offset by increased operating expenses as discussed above and amounts attributable to noncontrolling interests. The amount of income attributable to noncontrolling interests increased as a result of equity offerings in 2012 and 2013 by Boardwalk Pipeline, decreasing the ownership percentage from 61% for the six months ended June 30, 2012 to 55% for the six months ended June 30, 2013.

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

HighMount’s revenues and profitability depend substantially on natural gas and oil prices and HighMount’s ability to increase its natural gas and oil production. Natural gas and NGL prices remain at low levels due to an increase in the supply of natural gas and NGL resulting from new sources of supply recoverable from shale formations, primarily the result of technological advancements in horizontal drilling and hydraulic fracturing. As a result, HighMount continues to focus its capital investments primarily on potential oil producing properties, which led to a reduction in natural gas and NGL production and an increase in oil production. Revenues from the sale of oil, including the impact of hedges, amounted to 22% of HighMount’s total revenues for the six months ended June 30, 2013 as compared to 11% of its total revenue for the six months ended June 30, 2012. The price HighMount realizes for its production is also affected by HighMount’s hedging activities, as well as locational differences in market prices.

During the six months ended June 30, 2013, HighMount recorded a ceiling test impairment charge, primarily due to reduced average oil and NGL prices used in the ceiling test calculation and negative reserve revisions. No impairment charge was required during the second quarter of 2013. Reserve revisions in the first quarter were due to the continued deferral of well repair activity in the Sonora field given low natural gas and NGL prices and due to the Oklahoma Mississippian lime evaluation where HighMount is testing different horizontal target zones and hydraulic fracture designs resulting in some variability in well performance. In periods which HighMount took ceiling test impairment charges, HighMount performed a goodwill impairment test. HighMount also performed its annual goodwill impairment test as of April 30, 2013. No impairment charges were required.

Low natural gas and NGL prices, which are not anticipated to improve in the near term, and high drilling and completion costs of horizontal wells targeting oil reserves, as well as lower than anticipated production from recently completed wells, have adversely impacted HighMount’s results of operations and cash flows. The continuation of these factors could result in ceiling test and goodwill impairment charges in future periods, which may be material.

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

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Gas production (Bcf)	8.2	10.1	16.8	20.4
Gas sales (Bcf)	7.6	9.5	15.6	19.2
NGL production/sales (Mbbls)	501.2	582.3	1,004.6	1,215.1
Oil production/sales (Mbbls)	150.8	101.1	309.1	182.1
Equivalent production (Bcfe)	12.1	14.2	24.7	28.8
Equivalent sales (Bcfe)	11.5	13.5	23.5	27.5

Average realized prices without hedging results:
Gas (per Mcf)	$4.05	$2.11	$3.60	$2.34
NGL (per Bbl)	29.44	36.21	30.24	41.07
Oil (per Bbl)	91.96	83.31	89.49	89.10
Equivalent (per Mcfe)	5.16	3.65	4.86	4.03

Average realized prices with hedging results:
Gas (per Mcf)	$4.31	$3.89	$4.20	$4.06
NGL (per Bbl)	34.69	38.38	36.01	39.12
Oil (per Bbl)	95.41	89.01	92.95	91.67
Equivalent (per Mcfe)	5.61	5.03	5.55	5.15

Average cost per Mcfe:
Production expenses	$1.68	$1.30	$1.57	$1.29
Production and ad valorem taxes	0.32	0.24	0.31	0.27
General and administrative expenses	0.73	0.82	0.80	0.77
Depletion expense	1.14	1.46	1.27	1.51

Results of Operations

The following table summarizes the results of operations for HighMount for the three and six months ended June 30, 2013 and 2012, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$66	$69	$134	$145

Total	66	69	134	145

Expenses:
Other operating expenses
Impairment of natural gas and oil properties		222	145	266
Operating	53	61	110	124
Interest	4	3	9	6

Total	57	286	264	396

Income (loss) before income tax	9	(217)	(130)	(251)
Income tax (expense) benefit	(4)	78	47	90

Income (loss) attributable to Loews Corporation	$5	$(139)	$(83)	$(161)

HighMount’s results for the six months ended June 30, 2013, include a first quarter non-cash ceiling test impairment charge of $145 million ($92 million after tax) related to the carrying value of its natural gas and oil properties. For the three and six months ended June 30, 2012, HighMount recorded non-cash ceiling test impairment charges of $222 million and $266 million ($142 million and $170 million after tax). The 2013 write-down was attributable to reduced average NGL and oil prices used in the ceiling test calculations and negative reserve revisions. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $195 million ($124 million after tax) for 2013, and $266 million and $335 million ($170 million and $214 million after tax) for the three and six months ended June 30, 2012.

Three Months Ended June 30, 2013 Compared to 2012

HighMount’s operating revenues decreased $3 million for the three months ended June 30, 2013 as compared with the 2012 period primarily due to reduced sales volumes. HighMount sold 11.5 Bcfe in the three months ended June 30, 2013 compared to 13.5 Bcfe in the 2012 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

HighMount had hedges in place as of June 30, 2013 that cover approximately 67.0% and 36.7% of total estimated 2013 and 2014 natural gas equivalent production at a weighted average price of $6.49 and $5.68 per Mcfe.

Operating expenses were $53 million for the three months ended June 30, 2013 as compared to $61 million for the same period in 2012. Production expenses and production and ad valorem taxes were $26 million for the three months ended June 30, 2013, compared to $24 million for the 2012 period. DD&A expenses were $19 million for the three months ended June 30, 2013, compared to $26 million for the 2012 period. The decrease in DD&A expenses was due to reduced production volumes and lower depletion rates, primarily due to the impairment of natural gas and oil properties recorded in 2013 and 2012.

Six Months Ended June 30, 2013 Compared to 2012

HighMount’s operating revenues decreased $11 million for the six months ended June 30, 2013 as compared with the 2012 period primarily due to reduced natural gas and NGL sales volumes and reduced NGL sales prices. HighMount sold 23.5 Bcfe in 2013 compared to 27.5 Bcfe in the 2012 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

Operating expenses decreased by $14 million for the six months ended June 30, 2013 as compared with the 2012 period. Production expenses and production and ad valorem taxes were $50 million for the six months ended June 30, 2013, compared to $49 million for the 2012 period. DD&A expenses were $41 million in 2013, compared to $53 million in 2012. The decrease in DD&A expenses was due to reduced production volumes and lower depletion rates, primarily due to the impairment of natural gas and oil properties recorded in 2013 and 2012.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2013 and 2012 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$101	$94	$195	$174

Total	101	94	195	174

Expenses:
Other operating expenses
Operating	92	81	184	155
Depreciation	10	7	18	14
Equity income from joint ventures	(6)	(7)	(15)	(17)
Interest	3	2	6	4

Total	99	83	193	156

Income before income tax	2	11	2	18
Income tax expense	(1)	(5)	(1)	(8)

Net income attributable to Loews Corporation	$1	$6	$1	$10

EBITDA	$15	$20	$26	$36

Earnings before interest, tax, depreciation and amortization (“EBITDA”) is an indicator of operating performance used by Loews Hotels to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is a non-GAAP financial measure that is not meant to replace net income as defined by GAAP. The following table reconciles EBITDA to Net income attributable to Loews Corporation for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

EBITDA	$15	$20	$26	$36
Depreciation	(10)	(7)	(18)	(14)
Interest	(3)	(2)	(6)	(4)
Income tax expense	(1)	(5)	(1)	(8)

Net income attributable to Loews Corporation	$1	$6	$1	$10

Revenues and operating expenses for the three and six months ended June 30, 2013 include $12 million and $25 million of cost reimbursements from joint venture and managed properties, relating mainly to payroll incurred on behalf of the owners of hotel properties managed by us.

Revenues excluding reimbursables decreased $5 million and $4 million for the three and six months ended June 30, 2013 as compared to the 2012 periods, primarily due to the 2013 closure of the Loews Regency Hotel for renovation, partially offset by the addition of the Loews Madison Hotel and the Loews Boston Back Bay Hotel to the portfolio of owned properties during 2013.

Revenue per available room (“RevPAR”) is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages. RevPAR, occupancy rates and average room rates as discussed below are for owned hotels only. RevPAR decreased $14.68 and $8.46 to $167.41 and $160.44 for the three and six months ended June 30, 2013 as compared to the 2012 periods, reflecting a decrease in occupancy and average room rates. Occupancy rates decreased to 77.8% and 71.9% in the three and six months ended June 30, 2013, from 80.6% and 74.3% in the 2012 periods. Average room rates decreased by $10.71 and $4.10, or 4.7%, and 1.8%, in the three and six months ended June 30, 2013, as compared to the 2012 periods. Excluding the Loews Regency Hotel currently under renovation in 2013, RevPAR increased $5.94 and $7.32 for the three and six months ended June 30, 2013 as compared to the 2012 periods, reflecting an increase in average room rates.

Operating expenses excluding reimbursables, as discussed above, decreased $1 million for the three months ended June 30, 2013 and increased $4 million for the six months ended June 30, 2013 as compared to the 2012 periods. For the three months ended June 30, 2013 the decrease in expenses was primarily due to the closure of the Loews Regency Hotel, partially offset by the increase in expenses from the Loews Madison Hotel and the Loews Boston Back Bay Hotel. Operating expenses increased for the six months ended June 30, 2013 primarily due to expenses, including acquisition and transition related costs, from the Loews Madison Hotel and the Loews Boston Back Bay Hotel. The increase in expenses was partially offset by lower expenses due to the closure of the Loews Regency Hotel.

Net income decreased $5 million and $9 million for the three and six months ended June 30, 2013 as compared to the 2012 periods, primarily due to the changes discussed above.

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

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2013 and 2012 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Net investment income (loss)	$1	$(85)	$8	$(9)
Other		(2)	1

Total	1	(87)	9	(9)

Expenses:
Operating	18	28	33	40
Interest	15	10	25	20

Total	33	38	58	60

Loss before income tax	(32)	(125)	(49)	(69)
Income tax benefit	11	43	17	22

Net loss attributable to Loews Corporation	$(21)	$(82)	$(32)	$(47)

Revenues increased by $88 million and $18 million for the three and six months ended June 30, 2013, as compared to the 2012 periods. Investment income for the three and six months ended June 30, 2013 increased primarily due to improved performance of limited partnership investments and the absence of trading portfolio losses recorded in 2012.

Operating expenses decreased $10 million and $7 million for the three and six months ended June 30, 2013, as compared to the 2012 periods. These decreases were primarily due to lower corporate overhead expenses. In addition, interest expense increased $5 million for the three and six months ended June 30, 2013, primarily due to a May of 2013 public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043.

There was a net loss of $21 million and $32 million for the three and six months ended June 30, 2013 as compared to a net loss of $82 million and $47 million in the 2012 periods. These changes were primarily due to the change in revenues and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For the six months ended June 30, 2013, net cash provided by operating activities was $569 million as compared with $618 million for the same period in 2012. Cash provided by operating activities in 2012 was favorably affected by a $75 million tax refund.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2013, net cash used by investing activities was $471 million as compared with $510 million for the same period in 2012. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the six months ended June 30, 2013, net cash used by financing activities was $127 million as compared with $83 million for the same period in 2012. Net cash used by financing activities in both periods was primarily related to the payment of dividends by CNA to common shareholders.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. There are currently no amounts outstanding under CNA’s $250 million senior unsecured revolving credit facility.

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. In June 2013, Standard & Poor’s (“S&P”) upgraded CNA’s property and casualty insurance financial strength ratings to A with a stable outlook and upgraded the credit rating on the senior debt of CNA to BBB. Further information on CNA’s ratings is included in the Liquidity and Capital Resources section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Diamond Offshore

Cash and investments totaled $1.2 billion at June 30, 2013, compared to $1.5 billion at December 31, 2012. During the first six months of 2013, Diamond Offshore paid cash dividends totaling $246 million, consisting of aggregate regular cash dividends of $35 million and aggregate special cash dividends of $211 million. On July 24, 2013, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the six months ended June 30, 2013 decreased $93 million compared to the 2012 period, primarily due to a decrease in cash receipts from contract drilling services of $58 million, higher cash payments related to contract drilling expenses of $20 million and higher cash net income taxes paid of $15 million.

Diamond Offshore is currently obligated under various agreements in connection with the construction of three semisubmersible rigs and four new ultra-deepwater drillships. Diamond Offshore estimates that the aggregate cost for the construction of the these semisubmersible rigs and drillships, including commissioning, capital spares and project management, to be approximately $1.5 billion and $2.6 billion. During the first six months of 2013, Diamond Offshore spent $464 million towards the construction of these four new drillships and three semisubmersible rigs. In addition, Diamond Offshore spent approximately $79 million during the period related to its ongoing capital maintenance programs.

For 2013, Diamond Offshore has budgeted approximately $1.9 billion for capital expenditures of which approximately $1.5 billion will be spent towards the construction of its new drillships and semisubmersible rigs, and approximately $74 million will be spent on the North Sea enhancement project for the Ocean Patriot. The remainder will be spent on Diamond Offshore’s ongoing rig equipment enhancement/replacement program. Diamond Offshore expects to finance its 2013 capital expenditures through the use of existing cash balances and cash flows from operations and may also make use of its credit facility.

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

Boardwalk Pipeline

At June 30, 2013 and December 31, 2012, cash and investments amounted to $10 million and $4 million. Funds from operations for the six months ended June 30, 2013 amounted to $285 million, compared to $281 million for the 2012 period. For the six months ended June 30, 2013 and 2012, Boardwalk Pipeline’s capital expenditures were $142 million and $91 million.

In May of 2013, Boardwalk Pipeline sold 12.7 million common units in a public offering and received net proceeds of $377 million, including an $8 million contribution from us to maintain our 2% general partner interest.

As of June 30, 2013, Boardwalk Pipeline had $20 million of loans outstanding under its revolving credit facility with a weighted-average interest rate of 1.3% and had no letters of credit issued. As of June 30, 2013, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility and had an available borrowing capacity of $980 million.

Boardwalk Pipeline’s ability to access the capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. Boardwalk Pipeline anticipates that its existing capital resources, including the revolving credit facility and future cash flows generated from operations will be adequate to fund its operations, including maintenance capital expenditures. Boardwalk Pipeline may seek to access the capital markets to fund some or all of its growth capital expenditures, acquisitions or for general corporate purposes including to refinance all or a portion of its indebtedness, a significant amount of which matures in the next five years.

Boardwalk Pipeline expects total capital expenditures to be approximately $360 million in 2013, including approximately $100 million for maintenance capital. The 2013 growth capital expenditures primarily relate to the Eagle Ford and Choctaw Brine Supply Expansion Projects discussed in the Annual Report on Form 10-K for the year ended December 31, 2012.

HighMount

At June 30, 2013 and December 31, 2012, cash and investments amounted to $24 million and $10 million. Net cash flows provided by operating activities were $58 million and $76 million for the six months ended June 30, 2013 and 2012. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the six months ended June 30, 2013, was $149 million, compared to $153 million for the 2012 period. The primary driver of cash used in investing activities was capital spent developing

HighMount’s natural gas and oil reserves. HighMount expects to spend approximately $130 million in the second half of 2013, developing its natural gas and oil reserves with a focus on oil drilling opportunities. Funds for capital expenditures and working capital requirements are expected to be provided from operating activities and capital contributions from us.

At June 30, 2013, HighMount had $600 million of term loans outstanding and $120 million was outstanding under HighMount’s $250 million revolving credit facility. HighMount’s credit agreement contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio and a minimum ratio of net present value of its projected future cash flows from its proved natural gas and oil reserves to total debt. The calculation of net present value, performed at least annually, is based on commodity prices determined by the lenders and HighMount’s proved reserves. A decrease in commodity prices and HighMount’s estimate of proved reserves will impact negatively HighMount’s borrowing capacity under its credit agreement. Due to the current limited capacity of HighMount’s credit agreement, we made $96 million of capital contributions to HighMount in the six months ended June 30, 2013, which were used for capital expenditures. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to engage in certain transactions, including transactions with affiliates. At June 30, 2013, HighMount was in compliance with all of its covenants under the credit agreement.

Loews Hotels

Loews Hotels added two properties to its portfolio in 2013, the Loews Madison Hotel and the Loews Boston Back Bay Hotel. These acquisitions were funded with existing cash balances, debt and capital contributions by us.

Cash and investments totaled $94 million at June 30, 2013, as compared to $43 million at December 31, 2012. Committed and planned capital expenditures for renovations, capital improvements and development of new properties are estimated to be approximately $145 million for the remainder of 2013. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at June 30, 2013 totaled $4.6 billion, as compared to $3.9 billion at December 31, 2012. In May of 2013, we received net proceeds of approximately $983 million, after deducting the underwriters’ discounts, commissions and offering expenses, in connection with a public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043. The proceeds for this offering are expected to be used for general corporate purposes. In addition, during the six months ended June 30, 2013, we received $364 million in interest and dividends from our subsidiaries. These inflows were partially offset by the payment of $177 million to fund treasury stock purchases, the payment of $49 million of cash dividends to our shareholders and capital contributions of $320 million to our subsidiaries.

As of June 30, 2013, there were 388,006,121 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase shares of our subsidiaries’ outstanding common stock in the open market or otherwise. During the six months ended June 30, 2013, we purchased 4.0 million shares of Loews common stock at an aggregate cost of $177 million.

We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities. From time to time, we consider issuance of Parent Company indebtedness under this registration statement.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

Fixed maturity securities	$498	$505	$997	$1,021
Short term investments	1	2	2	3
Limited partnership investments	79	(35)	210	95
Equity securities	3	2	6	6
Trading portfolio	5	4	10	11
Other	6	7	12	11

Gross investment income	592	485	1,237	1,147
Investment expense	(14)	(15)	(26)	(29)

Net investment income	$578	$470	$1,211	$1,118

Net investment income for the three months ended June 30, 2013 increased $108 million as compared with the same period in 2012. The increase was primarily driven by limited partnership investment results. The decrease in fixed maturity securities income was due to the effect of investing at lower interest rates, partially offset by a higher invested asset base.

Net investment income for the six months ended June 30, 2013 increased $93 million as compared with the same period in 2012 due to the same reasons discussed above in the three month comparison.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.2% and 5.4% for the six months ended June 30, 2013 and 2012. Tax-exempt municipal bonds generated $71 million and $140 million of net investment income for the three and six months ended June 30, 2013 compared with $69 million and $135 million of net investment income for the same periods in 2012.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$15	$20	$46	$43
States, municipalities and political subdivisions		12	(2)	27
Asset-backed	(21)	(17)	(18)	(29)
U.S. Treasury and obligations of government-sponsored enterprises		1		2
Foreign government	1	1	1	4

Total fixed maturity securities	(5)	17	27	47
Equity securities	(2)		(15)	1
Derivative securities	(5)	1	(3)
Short term investments and other	(2)	4	1	6

Total realized investment gains (losses)	(14)	22	10	54
Income tax (expense) benefit	5	(8)	(3)	(19)
Amounts attributable to noncontrolling interests	1	(2)	(1)	(4)

Net realized investment gains (losses) attributable to Loews Corporation	$(8)	$12	$6	$31

Net realized investment results decreased $20 million and $25 million for the three and six months ended June 30, 2013, as compared with the 2012 period. The decrease was primarily driven by lower realized gains on sales of securities partially offset by lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 91.0% and 91.6% of which were rated as investment grade (rated BBB- or higher) at June 30, 2013 and December 31, 2012. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from S&P and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these rating agencies, CNA formulates an internal rating. At June 30, 2013 and December 31, 2012, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	June 30, 2013		December 31, 2012

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,670	8.9%	$4,540	10.6%
AAA	3,048	7.4	3,224	7.6
AA and A	19,482	47.0	19,305	45.3
BBB	11,460	27.7	11,997	28.1
Non-investment grade	3,771	9.0	3,567	8.4

Total	$41,431	100.0%	$42,633	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3.6 billion and

$3.4 billion at June 30, 2013 and December 31, 2012. The following table summarizes the ratings of this portfolio at fair value:

	June 30, 2013		December 31, 2012

(In millions of dollars)

BB	$1,622	43.0%	$1,529	42.9%
B	1,191	31.6	1,075	30.1
CCC-C	679	18.0	724	20.3
D	279	7.4	239	6.7

Total	$3,771	100.0%	$3,567	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2013	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,216	14.3%	$65	14.8%
AAA	640	7.5	21	4.8
AA	1,555	18.3	133	30.2
A	1,605	18.9	61	13.9
BBB	2,346	27.6	126	28.6
Non-investment grade	1,137	13.4	34	7.7

Total	$8,499	100.0%	$440	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2013	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$246	2.9%	$4	0.9%
Due after one year through five years	1,448	17.0	35	8.0
Due after five years through ten years	3,939	46.3	182	41.4
Due after ten years	2,866	33.8	219	49.7

Total	$8,499	100.0%	$440	100.0%

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

	June 30, 2013		December 31, 2012

	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$14,986	11.2	$15,590	11.3
Other interest sensitive investments	27,790	4.3	28,855	3.9

Total	$42,776	6.7	$44,445	6.5

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	June 30, 2013	December 31, 2012

(In millions)

Short term investments:
Commercial paper	$374	$751
U.S. Treasury securities	836	617
Money market funds	164	301
Other	157	163

Total short term investments	$1,531	$1,832

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2013. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2013 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2013- April 30, 2013	1,180,400	$43.70	N/A	N/A

May 1, 2013 - May 31, 2013	N/A	N/A	N/A	N/A

June 1, 2013 - June 30, 2013	751,300	$44.63	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: July 30, 2013	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)