Form 10-Q
period 2013-09-30
LOEWS CORP
filed 2013-10-29
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer   X      Accelerated filer             Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                                        No          X

Class	Outstanding at October 21, 2013
Common stock, $0.01 par value	387,161,457 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $39,261 and $38,324	$ 41,376	$ 42,765
Equity securities, cost of $862 and $893	841	898
Limited partnership investments	3,465	3,090
Other invested assets, primarily mortgage loans	496	460
Short term investments	6,180	5,835

Total investments	52,358	53,048
Cash	257	228
Receivables	9,023	9,366
Property, plant and equipment	14,381	13,935
Goodwill	991	996
Other assets	1,645	1,538
Deferred acquisition costs of insurance subsidiaries	642	598
Separate account business	213	312

Total assets	$ 79,510	$ 80,021

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$ 23,962	$ 24,763
Future policy benefits	10,681	11,475
Unearned premiums	3,820	3,610
Policyholders’ funds	127	157

Total insurance reserves	38,590	40,005
Payable to brokers	326	205
Short term debt	270	19
Long term debt	9,705	9,191
Deferred income taxes	831	840
Other liabilities	4,754	4,773
Separate account business	213	312

Total liabilities	54,689	55,345

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 392,351,798 and 392,054,766 shares	4	4
Additional paid-in capital	3,648	3,595
Retained earnings	15,911	15,192
Accumulated other comprehensive income	20	678

	19,583	19,469
Less treasury stock, at cost (5,194,400 and 249,600 shares)	(228)	(10)

Total shareholders’ equity	19,355	19,459
Noncontrolling interests	5,466	5,217

Total equity	24,821	24,676

Total liabilities and equity	$ 79,510	$ 80,021

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions, except per share data)

Revenues:
Insurance premiums	$1,825	$1,781	$5,389	$5,098
Net investment income	647	682	1,867	1,794
Investment gains (losses):
Other-than-temporary impairment losses	(15)	(62)	(49)	(89)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(2)	(2)	(2)	(25)

Net impairment losses recognized in earnings	(17)	(64)	(51)	(114)
Other net investment gains	21	71	65	173

Total investment gains	4	7	14	59
Contract drilling revenues	691	714	2,136	2,195
Other	537	531	1,757	1,701

Total	3,704	3,715	11,163	10,847

Expenses:
Insurance claims and policyholders’ benefits	1,414	1,435	4,364	4,164
Amortization of deferred acquisition costs	341	333	1,004	937
Contract drilling expenses	420	358	1,164	1,160
Other operating expenses (Note 1)	900	1,071	2,689	2,891
Interest	109	109	329	331

Total	3,184	3,306	9,550	9,483

Income before income tax	520	409	1,613	1,364
Income tax expense	(136)	(99)	(419)	(337)

Net income	384	310	1,194	1,027
Amounts attributable to noncontrolling interests	(102)	(133)	(401)	(427)

Net income attributable to Loews Corporation	$282	$177	$793	$600

Basic net income per share	$0.73	$0.45	$2.04	$1.52

Diluted net income per share	$0.73	$0.45	$2.03	$1.51

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted-average shares outstanding:
Shares of common stock	387.26	394.48	389.13	395.88
Dilutive potential shares of common stock	0.88	0.81	0.83	0.76

Total weighted-average shares outstanding assuming dilution	388.14	395.29	389.96	396.64

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Net income	$ 384	$ 310	$1,194	$1,027

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(3)	36	3	73
Net other unrealized gains (losses) on investments	(70)	191	(717)	528

Total unrealized gains (losses) on available-for-sale investments	(73)	227	(714)	601
Unrealized losses on cash flow hedges	(3)	(18)	(14)	(5)
Pension liability	3		12	11
Foreign currency	56	34	(18)	36

Other comprehensive income (loss)	(17)	243	(734)	643

Comprehensive income	367	553	460	1,670

Amounts attributable to noncontrolling interests	(102)	(160)	(327)	(493)

Total comprehensive income attributable to Loews Corporation	$ 265	$ 393	$133	$1,177

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders

	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2012	$23,203	$4	$3,494	$14,890	$384	$-	$4,431
Net income	1,027			600			427
Other comprehensive income	643				577		66
Dividends paid	(404)			(74)			(330)
Issuance of equity securities by subsidiary	508		79		3		426
Purchase of Loews treasury stock	(139)					(139)
Issuance of Loews common stock	9		9
Stock-based compensation	17		15				2
Other	(2)		(2)	(1)			1

Balance, September 30, 2012	$24,862	$4	$3,595	$15,415	$964	$(139)	$5,023

Balance, January 1, 2013	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217
Net income	1,194			793			401
Other comprehensive loss	(734)				(660)		(74)
Dividends paid	(444)			(73)			(371)
Issuance of equity securities by subsidiary	337		51		2		284
Purchase of Loews treasury stock	(218)					(218)
Issuance of Loews common stock	4		4
Stock-based compensation	12		(1)				13
Other	(6)		(1)	(1)			(4)

Balance, September 30, 2013	$24,821	$4	$3,648	$15,911	$20	$(228)	$5,466

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2013	2012

(In millions)

Operating Activities:

Net income	$1,194	$1,027
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	925	1,110
Changes in operating assets and liabilities, net:
Receivables	146	522
Deferred acquisition costs	(23)	(27)
Insurance reserves	(166)	(53)
Other assets	(64)	(14)
Other liabilities	215	(41)
Trading securities	(898)	(422)

Net cash flow operating activities	1,329	2,102

Investing Activities:

Purchases of fixed maturities	(8,205)	(7,369)
Proceeds from sales of fixed maturities	4,830	4,761
Proceeds from maturities of fixed maturities	2,496	2,655
Purchases of equity securities	(61)	(30)
Proceeds from sales of equity securities	82	72
Purchases of limited partnership investments	(263)	(249)
Proceeds from sales of limited partnership investments	187	204
Purchases of property, plant and equipment	(1,307)	(994)
Acquisitions	(235)	(367)
Dispositions	135	160
Change in short term investments	611	(637)
Other, net	(135)	(108)

Net cash flow investing activities	(1,865)	(1,902)

Financing Activities:

Dividends paid	(73)	(74)
Dividends paid to noncontrolling interests	(371)	(330)
Purchases of treasury shares	(228)	(139)
Issuance of common stock	4	9
Proceeds from sale of subsidiary stock	370	557
Principal payments on debt	(1,058)	(2,098)
Issuance of debt	1,953	1,918
Other, net	(29)	(6)

Net cash flow financing activities	568	(163)

Effect of foreign exchange rate on cash	(3)	3

Net change in cash	29	40
Cash, beginning of period	228	129

Cash, end of period	$257	$169

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2013 and December 31, 2012 and the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2013 and 2012.

Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2012 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 1.4 million, 2.3 million, 1.4 million and 2.7 million shares were not included in the diluted weighted average shares amounts for the three and nine months ended September 30, 2013 and 2012 due to the exercise price being greater than the average stock price.

Bluegrass Project – In 2013, Boardwalk Pipeline executed a series of agreements with the Williams Companies, Inc. (“Williams”) to continue the development process for the Bluegrass Project, a project that would transport natural gas liquids from the Marcellus and Utica shale plays to the petrochemical and export complex in the U.S. Gulf Coast region, and related fractionation, storage and export facilities. In connection with the transaction, Boardwalk Pipeline and Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of the Company, have entered into separate joint venture arrangements for purposes of funding the project. Boardwalk Pipeline and BPHC have contributed a total of $28 million to the project as of September 30, 2013. Funding and scope approval of the project is dependent on, among other conditions, execution of customer contracts sufficient to support the project and obtaining all necessary board and regulatory approvals.

Impairment of Natural Gas and Oil Properties – Results for the three and nine months ended September 30, 2013 include non-cash ceiling test impairment charges of $65 million and $210 million, ($42 million and $134 million after tax) related to the carrying value of HighMount’s natural gas and oil properties. For the three and nine months ended September 30, 2012, HighMount recorded non-cash ceiling test impairment charges of $261 million and $527 million ($166 million and $336 million after tax). The impairments were recorded within Other operating expenses and as credits to Accumulated depreciation, depletion and amortization. The 2013 write-downs were primarily attributable to reduced average natural gas liquids (“NGL”) prices used in the ceiling test calculations and negative reserve revisions. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $83 million and $228 million, ($53 million and $145 million after tax) for the three and nine months ended September 30, 2013, and $322 million and $588 million ($205 million and $375 million after tax) for the three and nine months ended September 30, 2012. In periods which HighMount took ceiling test impairment charges, HighMount performed a goodwill impairment test. No impairment charges were required.

2.  Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions)

Fixed maturity securities	$504	$507	$1,501	$1,528
Short term investments	2	3	5	10
Limited partnership investments	115	110	345	210
Equity securities	3	4	9	10
Income from trading portfolio (a)	30	66	28	62
Other	7	5	19	16

Total investment income	661	695	1,907	1,836
Investment expenses	(14)	(13)	(40)	(42)

Net investment income	$647	$682	$1,867	$1,794

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $25, $66, $(22) and $21 for the three and nine months ended September 30, 2013 and 2012.

Investment gains (losses) are as follows:

Fixed maturity securities	$7	$26	$34	$73
Equity securities	(2)	(15)	(17)	(14)
Derivative instruments	(2)	(2)	(5)	(4)
Short term investments and other	1	(2)	2	4

Investment gains (a)	$4	$7	$14	$59

(a)

Includes gross realized gains of $54, $80, $142 and $203 and gross realized losses of $49, $69, $125 and $144 on available-for-sale securities for the three and nine months ended September 30, 2013 and 2012.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$9	$7	$17	$23
States, municipalities and political subdivisions		17		17
Asset-backed:
Residential mortgage-backed	2	20	5	49
Other asset-backed	1		2

Total asset-backed	3	20	7	49
U.S. Treasury and obligations of government - sponsored enterprises				1

Total fixed maturities available-for-sale	12	44	24	90

Equity securities available-for-sale:
Common stock	3	1	5	5
Preferred stock	2	19	22	19

Total equity securities available-for-sale	5	20	27	24

Net OTTI losses recognized in earnings	$17	$64	$51	$114

The amortized cost and fair values of securities are as follows:

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,616	$ 1,695	$151	$21,160
States, municipalities and political subdivisions	11,000	672	233	11,439
Asset-backed:
Residential mortgage-backed	4,779	141	101	4,819	$(33)
Commercial mortgage-backed	1,942	99	24	2,017	(3)
Other asset-backed	942	16	2	956

Total asset-backed	7,663	256	127	7,792	(36)
U.S. Treasury and obligations of government- sponsored enterprises	166	8	1	173
Foreign government	547	17	3	561
Redeemable preferred stock	94	12		106

Fixed maturities available- for-sale	39,086	2,660	515	41,231	(36)
Fixed maturities, trading	175		30	145

Total fixed maturities	39,261	2,660	545	41,376	(36)

Equity securities:
Common stock	41	12		53
Preferred stock	148	1	3	146

Equity securities available-for-sale	189	13	3	199	-
Equity securities, trading	673	85	116	642

Total equity securities	862	98	119	841	-

Total	$40,123	$ 2,758	$664	$42,217	$(36)

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,530	$2,698	$21	$22,207
States, municipalities and political subdivisions	9,372	1,455	44	10,783
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	$(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23		952

Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government- sponsored enterprises	172	11	1	182
Foreign government	588	25		613
Redeemable preferred stock	113	13	1	125

Fixed maturities available-for-sale	38,141	4,618	155	42,604	(31)
Fixed maturities, trading	183		22	161

Total fixed maturities	38,324	4,618	177	42,765	(31)

Equity securities:
Common stock	38	14		52
Preferred stock	190	7		197

Equity securities available-for-sale	228	21	-	249	-
Equity securities, trading	665	80	96	649

Total equity securities	893	101	96	898	-

Total	$39,217	$4,719	$273	$43,663	$(31)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At September 30, 2013 and December 31, 2012, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $650 million and $1.4 billion. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

September 30, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$3,521	$146	$45	$5	$3,566	$151
States, municipalities and political subdivisions	2,413	179	122	54	2,535	233
Asset-backed:
Residential mortgage-backed	1,289	40	287	61	1,576	101
Commercial mortgage-backed	449	20	79	4	528	24
Other asset-backed	207	2			207	2

Total asset-backed	1,945	62	366	65	2,311	127
U.S. Treasury and obligations of government-sponsored enterprises	21	1			21	1
Foreign government	76	3			76	3

Total fixed maturity securities	7,976	391	533	124	8,509	515
Preferred stock	86	3			86	3

Total	$8,062	$394	$533	$124	$8,595	$518

December 31, 2012

Fixed maturity securities:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17

Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government- sponsored enterprises	23	1			23	1
Redeemable preferred stock	28	1			28	1

Total	$1,819	$27	$866	$128	$2,685	$155

The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $3 million, $12 million, $15 million and $59 million for the three and nine months ended September 30, 2013 and 2012.

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The investments with longer duration, primarily included within the states, municipalities and political subdivision asset category, were more significantly impacted by changes in market interest rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2013.

The following table summarizes the activity for the three and nine months ended September 30, 2013 and 2012 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at September 30, 2013 and 2012 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions)

Beginning balance of credit losses on fixed maturity securities	$89	$99	$95	$92
Additional credit losses for securities for which an OTTI loss was previously recognized	1	2	2	23
Credit losses for securities for which an OTTI loss was not previously recognized				2
Reductions for securities sold during the period	(7)	(3)	(14)	(11)
Reductions for securities the Company intends to sell or more likely than not will be required to sell				(8)

Ending balance of credit losses on fixed maturity securities	$83	$98	$83	$98

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	September 30, 2013		December 31, 2012

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$2,475	$2,516	$1,648	$1,665
Due after one year through five years	10,687	11,304	13,603	14,442
Due after five years through ten years	10,586	10,901	8,726	9,555
Due after ten years	15,338	16,510	14,164	16,942

Total	$39,086	$41,231	$38,141	$42,604

Investment Commitments

As of September 30, 2013, the Company had committed approximately $405 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of September 30, 2013, the Company had commitments to purchase or fund additional amounts of $172 million and sell $143 million under the terms of such securities.

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

September 30, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$27	$20,922	$211	$21,160
States, municipalities and political subdivisions		11,344	95	11,439
Asset-backed:
Residential mortgage-backed		4,449	370	4,819
Commercial mortgage-backed		1,860	157	2,017
Other asset-backed		523	433	956

Total asset-backed		6,832	960	7,792
U.S. Treasury and obligations of government-sponsored enterprises	144	29		173
Foreign government	81	480		561
Redeemable preferred stock	48	58		106

Fixed maturities available-for-sale	300	39,665	1,266	41,231
Fixed maturities, trading		67	78	145

Total fixed maturities	$300	$39,732	$1,344	$41,376

Equity securities available-for-sale	$135	$51	$13	$199
Equity securities, trading	640		2	642

Total equity securities	$775	$51	$15	$841

Short term investments	$5,697	$430		$6,127
Other invested assets		55		55
Receivables		16	$4	20
Life settlement contracts			90	90
Separate account business	12	199	2	213
Payable to brokers	(76)	(12)	(4)	(92)

December 31, 2012	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$6	$21,982	$219	$22,207
States, municipalities and political subdivisions		10,687	96	10,783
Asset-backed:
Residential mortgage-backed		5,507	413	5,920
Commercial mortgage-backed		1,693	129	1,822
Other asset-backed		584	368	952

Total asset-backed		7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24		182
Foreign government	140	473		613
Redeemable preferred stock	40	59	26	125

Fixed maturities available-for-sale	344	41,009	1,251	42,604
Fixed maturities, trading		72	89	161

Total fixed maturities	$344	$41,081	$1,340	$42,765

Equity securities available-for-sale	$117	$98	$34	$249
Equity securities, trading	642		7	649

Total equity securities	$759	$98	$41	$898

Short term investments	$4,990	$799	$6	$5,795
Other invested assets		58	1	59
Receivables		32	11	43
Life settlement contracts			100	100
Separate account business	4	306	2	312
Payable to brokers	(95)	(11)	(6)	(112)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2013	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, September 30	Held at September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$202	$1		$6	$(6)	$(8)	$17	$(1)	$211
States, municipalities and political subdivisions	140		$(3)			(15)		(27)	95
Asset-backed:
Residential mortgage-backed	428		(20)	5		(21)		(22)	370	$(1)
Commercial mortgage- backed	165	(1)	(2)	10		(1)		(14)	157
Other asset-backed	387		1	56		(6)		(5)	433	(1)

Total asset-backed	980	(1)	(21)	71		(28)		(41)	960	(2)
Redeemable preferred stock	25	(1)	1			(25)			-

Fixed maturities available-for-sale	1,347	(1)	(23)	77	(6)	(76)	17	(69)	1,266	(2)
Fixed maturities, trading	87	(8)			(1)				78	(8)

Total fixed maturities	$1,434	$(9)	$(23)	$77	$(7)	$(76)	$17	$(69)	$1,344	$(10)

Equity securities available-for-sale	$13	$(2)	$2						$13	$(2)
Equity securities trading	2								2

Total equity securities	$15	$(2)	$2	$-	$-	$-	$-	$-	$15	$(2)

Life settlement contracts	$91	$3				$(4)			$90
Separate account business	2								2
Derivative financial instruments, net	5	2	$(4)		$(2)	(1)			-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2012	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, September 30	Held at September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$488	$1	$(4)	$50	$(5)	$(11)		$(260)	$259	$(1)
States, municipalities and political subdivisions	89								89
Asset-backed:
Residential mortgage-backed	443	(17)	20	21		(8)		(22)	437	(18)
Commercial mortgage-backed	166	4	6	12		(17)	$11	(65)	117
Other asset-backed	434	2	5	143	(117)	(34)		(62)	371

Total asset-backed	1,043	(11)	31	176	(117)	(59)	11	(149)	925	(18)
Redeemable preferred stock	27		(1)						26

Fixed maturities available-for-sale	1,647	(10)	26	226	(122)	(70)	11	(409)	1,299	(19)
Fixed maturities, trading	94				(1)				93

Total fixed maturities	$1,741	$(10)	$26	$226	$(123)	$(70)	$11	$(409)	$1,392	$(19)

Equity securities available-for-sale	$93	$(19)	$(10)					$(14)	$50	$(19)
Equity securities trading	9	2							11	3

Total equity securities	$102	$(17)	$(10)	$-	$-	$-	$-	$(14)	$61	$(16)

Short term investments	$4			$7	$(4)		$1		$8
Other invested assets	11								11
Life settlement contracts	116	$7				$(10)			113
Separate account business	3								3
Derivative financial instruments, net	12	(1)	$(5)			(1)			5	$(2)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2013	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, September 30	Held at September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$219	$2	$(1)	$129	$(96)	$(34)	$43	$(51)	$211	$(2)
States, municipalities and political subdivisions	96	(3)	1	122	(79)	(20)	5	(27)	95
Asset-backed:
Residential mortgage-backed	413	2	(21)	116	(10)	(53)	4	(81)	370	(3)
Commercial mortgage- backed	129		7	88		(10)	21	(78)	157
Other asset-backed	368	3	(1)	230	(132)	(30)		(5)	433	(2)

Total asset-backed	910	5	(15)	434	(142)	(93)	25	(164)	960	(5)
Redeemable preferred stock	26	(1)				(25)			-

Fixed maturities available-for-sale	1,251	3	(15)	685	(317)	(172)	73	(242)	1,266	(7)
Fixed maturities, trading	89	(7)			(4)				78	(7)

Total fixed maturities	$1,340	$(4)	$(15)	$685	$(321)	$(172)	$73	$(242)	$1,344	$(14)

Equity securities available-for-sale	$34	$(22)	$2					$(1)	$13	$(22)
Equity securities trading	7	(5)							2	(5)

Total equity securities	$41	$(27)	$2	$-	$-	$-	$-	$(1)	$15	$(27)

Short term investments	$6				$(6)				$-
Other invested assets	1				(1)				-
Life settlement contracts	100	$14				$(24)			90	$(1)
Separate account business	2								2
Derivative financial instruments, net	5	7	$(6)	$1	(2)	(5)			-	1

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2012	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, September 30	Held at September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$482	$7	$ 2	$196	$(117)	$(43)	$42	$(310)	$259	$(1)
States, municipalities and political subdivisions	171		3			(85)			89
Asset-backed:
Residential mortgage-backed	452	(15)	(2)	81		(24)		(55)	437	(18)
Commercial mortgage-backed	59	6	14	141	(12)	(21)	11	(81)	117
Other asset-backed	343	8	8	501	(293)	(93)		(103)	371

Total asset-backed	854	(1)	20	723	(305)	(138)	11	(239)	925	(18)
Redeemable preferred stock			(1)	53	(26)				26

Fixed maturities available-for-sale	1,507	6	24	972	(448)	(266)	53	(549)	1,299	(19)
Fixed maturities, trading	101	(7)		1	(2)				93	(7)

Total fixed maturities	$1,608	$(1)	$ 24	$973	$(450)	$(266)	$53	$(549)	$1,392	$(26)

Equity securities available-for-sale	$67	$(19)	$ 6	$26	$(16)			$(14)	$50	$(21)
Equity securities trading	14	(3)							11	(1)

Total equity securities	$81	$(22)	$ 6	$26	$(16)	$-	$-	$(14)	$61	$(22)

Short term investments	$27			$23	$(4)	$(39)	$1		$8
Other invested assets	11								11
Life settlement contracts	117	$30				(34)			113	$3
Separate account business	23				(20)				3
Derivative financial instruments, net	(15)	(5)	$ 29		(6)	2			5	(1)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2013 and 2012 and $106 million of transfers from Level 2 to Level 1 during the three and nine months ended September 30, 2012. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds, and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt auction rate certificates and private placement debt securities. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the expected call date assumption is unobservable due to the uncertain nature of principal prepayments prior to maturity and the credit spread adjustment that is security specific. Fair value of certain private placement debt securities is determined using internal models with inputs that are not market observable.

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

Short Term Investments

Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented in the Consolidated Condensed Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.

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

September 30, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

	(In millions)

Assets

Fixed maturity securities	$179	Discounted cash flow	Expected call date	2.1 –5.3 years (3.8 years)
			Credit spread	1.92% –26.24% (3.80%)
Equity securities	13	Market approach	Private offering price	$289.80 – $4,273.77 per
				share ($1,337.14 per share)
Life settlement contracts	90	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% – 883% (208.8%)
December 31, 2012

Assets

Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 – 5.3 years (4.3 years)
			Credit spread adjustment	0.02% – 0.48%(0.17%)
	72	Market approach	Private offering price	$42.39 – $102.32 ($100.11)
Equity securities	34	Market approach	Private offering price	$4.54 – $3,842.00 per share
				($571.17 per share)
Life settlement contracts	100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% – 883%(208.9%)

For fixed maturity securities, an increase to the expected call date and credit spread assumptions would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Condensed Balance Sheets are listed in the tables below. The carrying amounts and estimated fair values of short term debt and long term debt exclude capital lease obligations. The carrying amounts reported on the Consolidated Condensed Balance Sheets for cash and short term investments not carried at fair value and certain other assets and liabilities approximate fair value due to the short term nature of these items.

	Carrying	Estimated Fair Value

September 30, 2013	Amount	Level 1	Level 2	Level 3	Total

(In millions)

Financial Assets:
Other invested assets, primarily mortgage loans	$440			$452	$452

Financial Liabilities:
Premium deposits and annuity contracts	68			69	69
Short term debt	270		$260	20	280
Long term debt	9,694		10,229	183	10,412
December 31, 2012

Financial Assets:
Other invested assets, primarily mortgage loans	$401			$418	$418

Financial Liabilities:
Premium deposits and annuity contracts	100			104	104
Short term debt	19		$13	6	19
Long term debt	9,191		10,170	202	10,372

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

	September 30, 2013			December 31, 2012

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value

	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$300		$(4)	$300		$(6)
Commodities:
Forwards – short	214	$15	(3)	288	$39	(3)
Foreign exchange:
Currency forwards – short	152	3	(4)	144	4

Without hedge designation:

Equity markets:
Options – purchased	606	36		255	19
– written	442		(32)	374		(11)
Equity swaps and warrants
– long	11	2		14	6

Interest rate risk:
Credit default swaps
– purchased protection	75		(3)	78		(2)
– sold protection	30			33		(2)

Foreign exchange:
Currency forwards – long				404		(2)
– short	140		(2)	128

Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables and Payable to brokers on the Consolidated Condensed Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended September 30, 2013 and December 31, 2012.

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. Losses of $2 million for the three months ended September 30, 2013 and 2012 and losses of $5 million and $4 million for the nine months ended September 30, 2013 and 2012 were included in Investment gains (losses). Losses of $17 million for the three months ended September 30, 2013 and 2012 and losses of $33 million and $16 million for the nine months ended September 30, 2013 and 2012 were included in Net investment income.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and other energy-related products, exposure to foreign currency losses on future foreign currency expenditures, as well as risks attributable to changes in interest rates on long term debt. Gains of $12 million and losses of $16 million were recognized in OCI related to these cash flow hedges for the three months ended September 30, 2013 and 2012. Gains of $13 million and $33 million were recognized in OCI related to these cash flow hedges for the nine months ended September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012, the amount of gains reclassified from AOCI into income were $19 million and $12 million. For the nine months ended September 30, 2013 and 2012, the amount of gains reclassified from AOCI into income were $38 million and $39 million. As of September 30, 2013, the estimated amount of net unrealized gains associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $7 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three and nine months ended September 30, 2013 and 2012.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $42 million and $27 million for the three months ended September 30, 2013 and 2012 and $146 million and $123 million for the nine months ended September 30, 2013 and 2012. Catastrophe losses in 2013 related primarily to U.S. storms.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other.

Three Months Ended September 30, 2013	CNA Specialty	CNA Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(74)	$(3)	$(4)	$(81)
Pretax (favorable) unfavorable premium development	(3)	7	1	5

Total pretax (favorable) unfavorable net prior year development	$(77)	$4	$(3)	$(76)

Three Months Ended September 30, 2012	CNA Specialty	CNA Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (39)	$ 2	$ (3)	$ (40)
Pretax (favorable) unfavorable premium development	(1)	(5)	(1)	(7)

Total pretax (favorable) unfavorable net prior year development	$ (40)	$ (3)	$ (4)	$ (47)

Nine Months Ended September 30, 2013

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (130)	$ 13	$ 5	$ (112)
Pretax (favorable) unfavorable premium development	(16)	(8)	8	(16)

Total pretax (favorable) unfavorable net prior year development	$ (146)	$ 5	$ 13	$ (128)

Nine Months Ended September 30, 2012

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (80)	$ (25)	$ (5)	$ (110)
Pretax (favorable) unfavorable premium development	(15)	(41)	1	(55)

Total pretax (favorable) unfavorable net prior year development	$ (95)	$ (66)	$ (4)	$ (165)

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

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the CNA Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Medical professional liability	$ 9	$ 9	$ (11)	$ (6)
Other professional liability	(4)	1	(28)	(1)
Surety	(76)	(60)	(74)	(59)
Warranty				(1)
Other	(3)	11	(17)	(13)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (74)	$ (39)	$ (130)	$ (80)

Three Month Comparison

2013

Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2011 and prior.

2012

Favorable development for surety coverages was primarily due to better than expected loss emergence in accident years 2010 and prior.

Other includes standard property and casualty coverages provided to CNA Specialty customers. Unfavorable development for other coverages was primarily due to an unfavorable outcome on an individual general liability claim in accident year 2009.

Nine Month Comparison

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

Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2011 and prior.

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

CNA Commercial

The following table and discussion provide further detail of the development recorded for the CNA Commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Commercial auto	$4	$9	$1	$11
General liability	(18)	(21)	(24)	(26)
Workers’ compensation	26	24	96	13
Property and other	(15)	(10)	(60)	(23)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(3)	$2	$13	$(25)

Three Month Comparison

2013

Favorable development for general liability coverages was primarily related to better than expected loss emergence in accident years 2005 through 2007 and 2012.

Unfavorable development for workers’ compensation was primarily due to increased frequency and severity on claims related to Defense Base Act (DBA) contractors in accident year 2012.

Favorable development for property and other coverages was primarily related to favorable loss emergence in non-catastrophe losses in accident years 2010 through 2012.

2012

Favorable development for general liability coverages was primarily due to favorable loss emergence in accident years 2003 and prior related to large account business.

Unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and 2011.

Favorable development for property and other coverages was due to favorable loss emergence in non-catastrophe losses in accident years 2009 and subsequent.

Nine Month Comparison

2013

Favorable development for general liability coverages was primarily related to better than expected loss emergence in accident years 2009 and prior and 2012.

Unfavorable development for workers’ compensation includes CNA’s response to legislation enacted during 2013 related to the New York Fund for Reopened Cases. The law change necessitated an increase in reserves as re-opened workers’ compensation claims can no longer be turned over to the state for handling and payment after December 31, 2013. Additional unfavorable development was recorded in accident year 2012 related to increased frequency and severity on claims related to DBA contractors and in accident year 2010 due to higher than expected large losses and increased severity in the state of California.

Favorable development for property and other coverages was primarily related to favorable outcomes on litigated catastrophe claims in accident years 2005 and 2010 and favorable loss emergence in non-catastrophe losses in accident years 2010 through 2012.

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

Favorable development for property and other coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident years 2009 through 2011.

6. Debt

In May of 2013, the Company completed a public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043. The Company received net proceeds of $983 million, after deducting the underwriters’ discounts and commissions and offering expenses of $17 million, which will be amortized over the life of the notes. The proceeds for this offering are expected to be used for general corporate purposes.

7.  Shareholders’ Equity

Accumulated other comprehensive income

The tables below present the changes in Accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2013:

	Unrealized Gains (Losses) On Investments	OTTI Gains (Losses)	Cash Flow Hedges			Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

			Interest Rate Swaps	Commodity Hedges	Foreign Currency Forwards

(In millions)

Balance, July 1, 2013	$650	$23	$(7)	$18	$(3)	$ (721)	$77	$37

Other comprehensive income (loss) before reclassifications, after tax of $36, $1, $0, $(2), $(1), $0 and $0	(68)	(4)	1	7	1		56	(7)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $2, $0, $2, $7, $(2), $(5) and $0	(2)	1		(16)	4	3		(10)

Other comprehensive income (loss)	(70)	(3)	1	(9)	5	3	56	(17)
Amounts attributable to noncontrolling interests	7	1			(2)		(6)	-

Balance, September 30, 2013	$587	$21	$(6)	$9	$-	$ (718)	$127	$20

Balance, January 1, 2013	$1,233	$18	$(9)	$24	$1	$ (732)	$143	$678

Other comprehensive income (loss) before reclassifications, after tax of $382, $(2), $(1), $(4), $3, $0 and $0	(706)	2	4	12	(5)		(18)	(711)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $5, $0, $1, $13, $(1), $(10) and $0	(11)	1	(1)	(26)	2	12		(23)
Issuance of equity securities by subsidiary						2		2

Other comprehensive income (loss)	(717)	3	3	(14)	(3)	14	(18)	(732)
Amounts attributable to noncontrolling interests	71			(1)	2		2	74

Balance, September 30, 2013	$587	$21	$(6)	$9	$-	$ (718)	$127	$20

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

Unrealized gains (losses) on investments	Investment gains (losses)
OTTI gains (losses)	Investment gains (losses)
Cash flow hedges
Interest rate swaps	Interest expense
Commodity hedges	Other revenues
Foreign currency forwards	Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transaction

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

Treasury Stock

The Company purchased 4.9 million and 3.5 million shares of Loews common stock at aggregate costs of $218 million and $139 million during the nine months ended September 30, 2013 and 2012.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions)

Service cost	$6	$5	$18	$17
Interest cost	34	39	101	114
Expected return on plan assets	(49)	(47)	(148)	(140)
Amortization of unrecognized net loss	12	11	40	34
Settlement loss	4		4

Net periodic benefit cost	$7	$8	$15	$25

	Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions)

Service cost	$1	$1	$1	$1
Interest cost	1	1	3	4
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized net loss	1		1
Amortization of unrecognized prior service benefit	(6)	(6)	(19)	(19)

Net periodic benefit cost	$(4)	$(5)	$(17)	$(17)

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

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 45 drilling rigs, including five new-build rigs which are under construction and two rigs being constructed utilizing the hulls of Diamond Offshore’s existing mid-water floaters. On September 30, 2013, Diamond Offshore’s drilling rigs were located offshore 13 countries in addition to the United States.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas and NGLs and gathering and processing of natural gas. This segment consists of interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana, with approximately 14,410 miles of pipeline.

HighMount is engaged in the exploration, production and marketing of natural gas and oil (including condensate and NGLs), primarily located in the Permian Basin in West Texas as well as the Mississippian Lime in Oklahoma.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$996	$957	$2,906	$2,798
CNA Commercial	1,062	1,091	3,267	3,163
Life & Group Non-Core	346	340	1,055	1,050
Other	100	77	272	101

Total CNA Financial	2,504	2,465	7,500	7,112
Diamond Offshore	706	730	2,198	2,319
Boardwalk Pipeline	288	271	921	862
HighMount	62	74	196	219
Loews Hotels	95	98	290	272
Corporate and other	49	77	58	63

Total	$3,704	$3,715	$11,163	$10,847

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$283	$214	$718	$589
CNA Commercial	200	193	559	519
Life & Group Non-Core	(79)	(60)	(166)	(111)
Other	(26)	(33)	(91)	(84)

Total CNA Financial	378	314	1,020	913
Diamond Offshore (b)	131	234	593	732
Boardwalk Pipeline	60	58	226	216
HighMount	(59)	(248)	(189)	(499)
Loews Hotels	(2)	(1)		17
Corporate and other	12	52	(37)	(15)

Total	$520	$409	$1,613	$1,364

Net income (loss) (a):

CNA Financial:
CNA Specialty	$170	$122	$427	$347
CNA Commercial	119	119	328	309
Life & Group Non-Core	(31)	(21)	(56)	(26)
Other	(11)	(20)	(51)	(53)

Total CNA Financial	247	200	648	577
Diamond Offshore (b)	44	83	213	264
Boardwalk Pipeline	19	20	74	80
HighMount	(37)	(158)	(120)	(319)
Loews Hotels	1	(1)	2	9
Corporate and other	8	33	(24)	(11)

Total	$282	$177	$793	$600

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$2	$2	$(1)	$18
CNA Commercial	3	10	(5)	34
Life & Group Non-Core		(3)	14	14
Other		(1)	7	(4)

Total CNA Financial	5	8	15	62
Corporate and other	(1)	(1)	(1)	(3)

Total	$4	$7	$14	$59

Net income (loss):

CNA Financial:
CNA Specialty		$1	$(1)	$11
CNA Commercial	$1	6	(3)	20
Life & Group Non-Core		(2)	8	8
Other	2		5	(2)

Total CNA Financial	3	5	9	37
Corporate and other	(1)	(1)	(1)	(2)

Total	$2	$4	$8	$35

(b)

For the three and nine months ended September 30, 2013, bad debt expense of $23 million ($9 million after tax and noncontrolling interests) was recorded by Diamond Offshore to fully reserve the outstanding receivable balances of two of its customers.

10.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

11.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $723 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2013, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore is financially obligated under four turnkey construction contracts with Hyundai Heavy Industries, Co. Ltd. (“Hyundai”) for the construction of four dynamically positioned, ultra-deepwater drillships. Diamond Offshore expects the aggregate cost of the construction of its drillships, including commissioning, capital spares and project management costs, to be approximately $2.6 billion, of which approximately $650 million in contractual installment payments have been paid. These amounts are included in Construction in process within Property, plant and equipment in the Consolidated Condensed Balance Sheets. Diamond Offshore expects to pay a total of approximately $790 million for the first two drillships which are expected to be delivered in the fourth quarter of 2013 and the first quarter of 2014, and the remaining contractual payments due to Hyundai will be paid when the remaining drillships are delivered in 2014.

Diamond Offshore is also financially obligated under agreements for the construction of two moored semisubmersible deepwater rigs with expected completion dates in the fourth quarter of 2013 and in the third quarter of 2014. The rigs will be constructed utilizing the hulls of two of Diamond Offshore’s mid-water floaters and the aggregate cost of the rigs, including commissioning, capital spares and project management costs, are estimated to be approximately $705 million, of which $185 million in contractual installment payments have been paid.

In February of 2013, Diamond Offshore entered into a vessel modification agreement for enhancements to a mid-water floater that will enable the rig to work in the North Sea. The contracted price with the shipyard is $29 million, of which $10 million has been paid. The total cost of the project is estimated to be approximately $120 million, including shipyard costs, owner-furnished equipment and labor, commissioning and capital spares, with an expected completion date in the second quarter of 2014.

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

Boardwalk Pipeline

Boardwalk Pipeline’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2013 were approximately $105 million, all of which are expected to be settled within the next twelve months.

Loews Hotels

Loews Hotels has commitments aggregating approximately $205 million for the development and renovation of hotel properties.

12.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2013 and December 31, 2012, and consolidating statements of income information for the nine months ended September 30, 2013 and 2012. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk		Loews	Corporate
September 30, 2013	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,233	$1,206		$30	$51	$4,838		$52,358
Cash	185	33	$25	2	10	2		257
Receivables	8,325	444	92	36	31	231	$(136)	9,023
Property, plant and equipment	311	5,336	7,253	1,040	396	45		14,381
Deferred income taxes	355			811	3		(1,169)	-
Goodwill	117	20	267	584	3			991
Investments in capital stocks of subsidiaries						16,982	(16,982)	-
Other assets	770	314	314	19	182	11	35	1,645
Deferred acquisition costs of insurance subsidiaries	642							642
Separate account business	213							213

Total assets	$57,151	$7,353	$7,951	$2,522	$676	$22,109	$(18,252)	$79,510

Liabilities and Equity:

Insurance reserves	$38,590							$38,590
Payable to brokers	218	$4		$8		$96		326
Short term debt		250			$20			270
Long term debt	2,559	1,240	$3,334	711	183	1,678		9,705
Deferred income taxes		524	688		44	709	$(1,134)	831
Other liabilities	3,454	647	396	111	34	248	(136)	4,754
Separate account business	213							213

Total liabilities	45,034	2,665	4,418	830	281	2,731	(1,270)	54,689

Total shareholders’ equity	10,906	2,375	1,591	1,692	395	19,378	(16,982)	19,355
Noncontrolling interests	1,211	2,313	1,942					5,466

Total equity	12,117	4,688	3,533	1,692	395	19,378	(16,982)	24,821

Total liabilities and equity	$57,151	$7,353	$7,951	$2,522	$676	$22,109	$(18,252)	$79,510

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk		Loews	Corporate
December 31, 2012	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$47,636	$1,435	$1	$8	$33	$3,935		$53,048
Cash	156	53	3	2	10	4		228
Receivables	8,516	503	89	69	25	183	$(19)	9,366
Property, plant and equipment	297	4,870	7,252	1,136	333	47		13,935
Deferred income taxes	119			734			(853)	-
Goodwill	118	20	271	584	3			996
Investments in capital stocks of subsidiaries						16,936	(16,936)	-
Other assets	730	366	330	22	84	4	2	1,538
Deferred acquisition costs of insurance subsidiaries	598							598
Separate account business	312							312

Total assets	$58,482	$7,247	$7,946	$2,555	$488	$21,109	$(17,806)	$80,021

Liabilities and Equity:

Insurance reserves	$40,005							$40,005
Payable to brokers	61			$10		$134		205
Short term debt	13				$6			19
Long term debt	2,557	$1,489	$3,539	710	203	693		9,191
Deferred income taxes		483	619		37	552	$(851)	840
Other liabilities	3,260	675	432	120	42	263	(19)	4,773
Separate account business	312							312

Total liabilities	46,208	2,647	4,590	840	288	1,642	(870)	55,345

Total shareholders’ equity	11,058	2,331	1,624	1,715	200	19,467	(16,936)	19,459
Noncontrolling interests	1,216	2,269	1,732					5,217

Total equity	12,274	4,600	3,356	1,715	200	19,467	(16,936)	24,676

Total liabilities and equity	$58,482	$7,247	$7,946	$2,555	$488	$21,109	$(17,806)	$80,021

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk		Loews	Corporate
Nine Months Ended September 30, 2013	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$5,389							$5,389
Net investment income	1,808	$1				$58		1,867
Intercompany interest and dividends						547	$(547)	-
Investment gains (losses)	15			$(1)				14
Contract drilling revenues		2,136						2,136
Other	288	61	$921	196	$290	1		1,757

Total	7,500	2,198	921	195	290	606	(547)	11,163

Expenses:

Insurance claims and policyholders’ benefits	4,364							4,364
Amortization of deferred acquisition costs	1,004							1,004
Contract drilling expenses		1,164						1,164
Other operating expenses	987	423	573	372	282	52		2,689
Interest	125	18	122	13	8	43		329

Total	6,480	1,605	695	385	290	95	-	9,550

Income (loss) before income tax	1,020	593	226	(190)	-	511	(547)	1,613
Income tax (expense) benefit	(300)	(154)	(49)	69	2	13		(419)

Net income (loss)	720	439	177	(121)	2	524	(547)	1,194
Amounts attributable to noncontrolling interests	(72)	(226)	(103)					(401)

Net income (loss) attributable to Loews Corporation	$648	$213	$74	$(121)	$2	$524	$(547)	$793

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk		Loews	Corporate
Nine Months Ended September 30, 2012	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$5,098							$5,098
Net investment income	1,719	$4			$1	$70		1,794
Intercompany interest and dividends						512	$(512)	-
Investment gains (losses)	62		$(3)					59
Contract drilling revenues		2,195						2,195
Other	233	120	862	$219	271	2	(6)	1,701

Total	7,112	2,319	859	219	272	584	(518)	10,847

Expenses:

Insurance claims and policyholders’ benefits	4,164							4,164
Amortization of deferred acquisition costs	937							937
Contract drilling expenses		1,160						1,160
Other operating expenses	970	390	521	709	247	60	(6)	2,891
Interest	128	37	125	9	8	30	(6)	331

Total	6,199	1,587	646	718	255	90	(12)	9,483

Income (loss) before income tax	913	732	213	(499)	17	494	(506)	1,364
Income tax (expense) benefit	(272)	(188)	(52)	180	(8)	3		(337)

Net income (loss)	641	544	161	(319)	9	497	(506)	1,027
Amounts attributable to noncontrolling interests	(64)	(280)	(83)					(427)

Net income (loss) attributable to Loews Corporation	$577	$264	$78	$(319)	$9	$497	$(506)	$600

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

Consolidated Financial Results

Net income for the third quarter of 2013 was $282 million, or $0.73 per share, compared to $177 million, or $0.45 per share, in the third quarter of 2012. Net income for the third quarter of 2013 and 2012 includes after tax non-cash ceiling test impairment charges of $42 million and $166 million at HighMount related to the carrying value of its natural gas and oil properties. Excluding these non-cash impairment charges, Loews adjusted net income for the third quarter of 2013 and 2012 would have been $324 million and $343 million. The decrease in net income is primarily due to lower earnings at Diamond Offshore and lower investment income at the Parent Company. These decreases were partially offset by higher earnings at CNA.

CNA’s earnings increased primarily from improved non-catastrophe current accident year underwriting results and higher favorable net prior year development. These increases were partially offset by higher catastrophe losses and reduced results from the Life & Group Non-Core segment as a result of unfavorable morbidity in the long term care business.

Diamond Offshore’s earnings decreased primarily due to lower utilization and $35 million (after tax and noncontrolling interests) of lost revenue and bad debt write-offs relating to termination of rig contracts due to payment defaults by two customers. The decrease in utilization during 2013 is primarily due to downtime for scheduled surveys and shipyard projects. These decreases were partially offset by higher dayrates.

Boardwalk Pipeline’s earnings were flat as compared with the prior year. The contribution of results from Louisiana Midstream, acquired in October of 2012, and the sale of storage gas in 2013 were substantially offset by lower transportation revenues as a result of unfavorable contract renewal conditions.

Net income for the nine months ended September 30, 2013 was $793 million or $2.03 per share as compared to $600 million, or $1.51 per share in the prior year period. Net income for the nine months ended September 30, 2013 and 2012 includes after tax non-cash ceiling test impairment charges of $134 million and $336 million at HighMount. Excluding these non-cash impairment charges, Loews adjusted net income for the nine months ended September 30, 2013 and 2012 would have been $927 million and $936 million. The decrease in net income is primarily due to the reasons discussed in the three month comparison above for Diamond Offshore as well as a prior year gain of $32 million (after tax and noncontrolling interests) from the sale of six jack-up rigs in 2012, partially offset by higher earnings at CNA.

Book value per share decreased to $49.99 at September 30, 2013 from $50.41 at September 30, 2012 and increased from $49.67 at December 31, 2012. Book value per share excluding accumulated other comprehensive income (“AOCI”) increased to $49.94 at September 30, 2013 from $47.96 at September 30, 2012 and $47.94 at December 31, 2012.

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2013 and 2012 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Insurance premiums	$1,825	$1,781	$5,389	$5,098
Net investment income	597	601	1,808	1,719
Investment gains	5	8	15	62
Other	77	75	288	233

Total	2,504	2,465	7,500	7,112

Expenses:
Insurance claims and policyholders’ benefits	1,414	1,435	4,364	4,164
Amortization of deferred acquisition costs	341	333	1,004	937
Other operating expenses	329	340	987	970
Interest	42	43	125	128

Total	2,126	2,151	6,480	6,199

Income before income tax	378	314	1,020	913
Income tax expense	(104)	(92)	(300)	(272)
Amounts attributable to noncontrolling interests	(27)	(22)	(72)	(64)

Net income attributable to Loews Corporation	$247	$200	$648	$577

Three Months Ended September 30, 2013 Compared to 2012

Net income increased $47 million for the three months ended September 30, 2013 as compared with the same period in 2012, primarily due to improved non-catastrophe current accident year underwriting results and higher favorable net prior year development, partially offset by higher catastrophe losses and reduced results from the Life & Group Non-Core segment as a result of unfavorable morbidity in the long term care business. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

Nine Months Ended September 30, 2013 Compared to 2012

Net income increased $71 million for the nine months ended September 30, 2013 as compared with the same period in 2012. Insurance premiums increased $291 million and included an increase of $162 million related to Hardy, which was acquired in July of 2012. Net income improved from the prior year primarily due to improved non-catastrophe current accident year underwriting results, higher net investment income and a settlement benefit of

$27 million (after tax and noncontrolling interests) related to workers’ compensation residual market litigation. These favorable items were partially offset by lower favorable net prior year development and increased catastrophe losses.

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

The following tables summarize the results of CNA’s property and casualty operations for the three and nine months ended September 30, 2013 and 2012:

	CNA	CNA
Three Months Ended September 30, 2013	Specialty	Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$778	$760	$81	$1,619
Net earned premiums	768	832	86	1,686
Net investment income	159	219	1	379
Net operating income	170	118	11	299
Net realized investment gains		1		1
Net income	170	119	11	300

Ratios:
Loss and loss adjustment expense	55.6%	67.9%	40.5%	60.9%
Expense	29.4	34.8	44.6	32.9
Dividend	0.3	0.3		0.2

Combined	85.3%	103.0%	85.1%	94.0%

Three Months Ended September 30, 2012

Net written premiums	$723	$811	$56	$1,590
Net earned premiums	738	840	64	1,642
Net investment income	159	230	2	391
Net operating income	121	113	3	237
Net realized investment gains (losses)	1	6	(1)	6
Net income	122	119	2	243

Ratios:
Loss and loss adjustment expense	62.5%	70.5%	33.3%	65.4%
Expense	31.0	35.2	52.5	34.1
Dividend	0.2	0.3		0.2

Combined	93.7%	106.0%	85.8%	99.7%

	CNA	CNA
Nine Months Ended September 30, 2013	Specialty	Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$2,337	$2,504	$274	$5,115
Net earned premiums	2,237	2,509	226	4,972
Net investment income	480	680	3	1,163
Net operating income	428	331	2	761
Net realized investment gains (losses)	(1)	(3)	1	(3)
Net income	427	328	3	758

Ratios:
Loss and loss adjustment expense	60.1%	72.1%	47.3%	65.6%
Expense	29.8	34.9	48.1	33.2
Dividend	0.2	0.2		0.2

Combined	90.1%	107.2%	95.4%	99.0%

Nine Months Ended September 30, 2012

Net written premiums	$2,206	$2,543	$56	$4,805
Net earned premiums	2,163	2,452	64	4,679
Net investment income	446	646	2	1,094
Net operating income	336	289	3	628
Net realized investment gains (losses)	11	20	(1)	30
Net income	347	309	2	658

Ratios:
Loss and loss adjustment expense	63.6%	71.3%	33.3%	67.3%
Expense	31.5	35.2	52.5	33.6
Dividend		0.3		0.2

Combined	95.1%	106.8%	85.8%	101.1%

Three Months Ended September 30, 2013 Compared to 2012

Net written premiums increased $29 million for the three months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily driven by increased rate and an increase related to Hardy, partially offset by previous underwriting actions taken in certain business classes in CNA Commercial. Net earned premiums increased $44 million for the three months ended September 30, 2013 as compared with the same period in 2012, primarily driven by the increase in net written premiums over recent quarters for CNA Specialty and Hardy, partially offset by a decrease for CNA Commercial.

CNA Specialty’s average rate increased 6% for the three months ended September 30, 2013 as compared with an increase of 5% for the three months ended September 30, 2012, for the policies that renewed in each period. Retention of 85% was achieved in each period. CNA Commercial’s average rate increased 8% for the three months ended September 30, 2013 as compared with an increase of 7% for the three months ended September 30, 2012, for the policies that renewed in each period. Retention of 71% and 77% was achieved in each period. Hardy’s average rate decreased 5% for the three months ended September 30, 2013 as compared with an increase of 1% for the three months ended September 30, 2012, for the policies that renewed in each period. Retention of 75% and 73% was achieved in each period.

Net operating income increased $62 million for the three months ended September 30, 2013 as compared with the same period in 2012. The increase in net operating income was primarily due to improved underwriting results and higher favorable net prior year development, partially offset by higher catastrophe losses. Catastrophe losses were $25 million (after tax and noncontrolling interests) for the three months ended September 30, 2013 as compared to catastrophe losses of $16 million (after tax and noncontrolling interests) for the same period in 2012.

Favorable net prior year development of $78 million and $49 million was recorded for the three months ended September 30, 2013 and 2012. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s combined ratio improved 8.4 points for the three months ended September 30, 2013 as compared with the same period in 2012. The loss ratio improved 6.9 points, due to higher favorable net prior year development and an improved non-catastrophe current accident year loss ratio, partially offset by higher catastrophe losses. The expense ratio improved 1.6 points, primarily due to the impact of lower underwriting expenses and a higher net earned premium base.

CNA Commercial’s combined ratio improved 3.0 points for the three months ended September 30, 2013 as compared with the same period in 2012. The loss ratio improved 2.6 points, primarily due to an improved current accident year loss ratio.

Hardy’s combined ratio improved 0.7 points for the three months ended September 30, 2013 as compared with the same period in 2012. The loss ratio increased 7.2 points, primarily due to higher catastrophe losses. The expense ratio improved 7.9 points, primarily due to the higher net earned premium base.

Nine Months Ended September 30, 2013 Compared to 2012

Net written premiums increased $310 million for the nine months ended September 30, 2013 as compared with the same period in 2012. Net written premiums for 2013 included an increase of $218 million related to Hardy. Excluding Hardy, the increase in net written premiums was primarily driven by increased rate in CNA Specialty, partially offset by previous underwriting actions taken in certain business classes in CNA Commercial, including a transfer of $44 million of in-force business. Net earned premiums increased $293 million for the nine months ended September 30, 2013 as compared with the same period in 2012, including an increase of $162 million related to Hardy. Excluding Hardy, the increase in net earned premiums was primarily driven by the increase in net written premiums over recent quarters.

CNA Specialty’s average rate increased 6% for the nine months ended September 30, 2013 as compared with an increase of 4% for the nine months ended September 30, 2012 for the policies that renewed in each period. Retention of 85% and 86% was achieved in each period. CNA Commercial’s average rate increased 9% for the nine months ended September 30, 2013 as compared with an increase of 6% for the nine months ended September 30, 2012, for the policies that renewed in each period. Retention of 74% and 77% was achieved in each period.

Net operating income increased $133 million for the nine months ended September 30, 2013 as compared with the same period in 2012. The increase in net operating income was primarily due to improved underwriting results, higher net investment income and a settlement benefit of $27 million (after tax and noncontrolling interests) in CNA Commercial. These favorable items were partially offset by unfavorable net prior year development in 2013 for CNA Commercial, which includes $21 million (after tax and noncontrolling interests) recorded for workers’ compensation in response to legislation related to the New York Fund for Reopened Cases and higher catastrophe losses. Catastrophe losses were $86 million (after tax and noncontrolling interests) for the nine months ended September 30, 2013 as compared with $72 million (after tax and noncontrolling interests) for the same period in 2012.

Favorable net prior year development of $129 million and $167 million was recorded for the nine months ended September 30, 2013 and 2012. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s combined ratio improved 5.0 points for the nine months ended September 30, 2013 as compared with the same period in 2012. The loss ratio improved 3.5 points, due to higher favorable net prior year development and an improved non-catastrophe current accident year loss ratio, partially offset by higher catastrophe losses. The expense ratio improved 1.7 points, primarily due to the impact of lower underwriting expenses and a higher net earned premium base.

CNA Commercial’s combined ratio increased 0.4 points for the nine months ended September 30, 2013 as compared with the same period in 2012. The loss ratio increased 0.8 points, primarily due to unfavorable net prior year development, partially offset by an improved current accident year loss ratio.

Life & Group Non-Core and Other Operations

Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other primarily includes certain CNA corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

The following tables summarize the results of CNA’s Life & Group Non-Core and Other operations for the three and nine months ended September 30, 2013 and 2012:

	Life & Group
Three Months Ended September 30, 2013	Non-Core	Other	Total

(In millions)

Net earned premiums	$140		$140
Net investment income	209	$9	218
Net operating loss	(31)	(24)	(55)
Net realized investment gains		2	2
Net loss	(31)	(22)	(53)

Three Months Ended September 30, 2012

Net earned premiums	$141		$141
Net investment income	201	$9	210
Net operating loss	(19)	(23)	(42)
Net realized investment gains (losses)	(2)	1	(1)
Net loss	(21)	(22)	(43)

Nine Months ended September 30, 2013

Net earned premiums	$419		$419
Net investment income	620	$25	645
Net operating loss	(64)	(58)	(122)
Net realized investment gains	8	4	12
Net loss	(56)	(54)	(110)

Nine Months Ended September 30, 2012

Net earned premiums	$421		$421
Net investment income	600	$25	625
Net operating loss	(34)	(54)	(88)
Net realized investment gains (losses)	8	(1)	7
Net loss	(26)	(55)	(81)

Three Months Ended September 30, 2013 Compared to 2012

Net loss increased $10 million for the three months ended September 30, 2013 as compared with the same period in 2012 primarily due to unfavorable morbidity, partially offset by the effect of rate increase actions and favorable persistency in CNA’s individual long term care business.

Nine Months ended September 30, 2013 Compared to 2012

Net loss increased $29 million for the nine months ended September 30, 2013 as compared with the same period in 2012 primarily due to unfavorable morbidity, partially offset by the effect of rate increase actions and favorable persistency in CNA’s individual long term care business. In addition, there was a $6 million release of an allowance established for officer notes receivable for the nine months ended September 30, 2013 as compared to a $13 million release of an allowance established for uncollectable reinsurance receivables for the same period in 2012. Additionally, results in 2012 included a significant gain related to a benefit on a life settlement contract.

Diamond Offshore

The ultra-deepwater and deepwater floater markets are generally firm. Regionally, the offshore basins of West Africa, Brazil and the Gulf of Mexico continues to be an area of significant ultra-deepwater and deepwater activity. Demand currently remains strong for ultra-deepwater rigs offshore West Africa, primarily in Angola and Nigeria, where discoveries in the pre-salt formations have led to increased interest in the region. On the Outer Continental Shelf of the U.S. Gulf of Mexico, drilling activity has surpassed pre-Macondo levels, and industry analysts predict that the market will remain strong in the near term, particularly in the ultra-deepwater market. Demand for ultra-deepwater and deepwater rigs offshore Brazil currently remains strong.

Diamond Offshore believes that the offshore drilling industry will be challenged in the future by expected newbuild rig deliveries, which are expected to increase competition and could result in downward pressure on dayrates if demand does not remain balanced with expected supply. Since 2010, the outlook for the ultra-deepwater and deepwater markets has led to a significant number of orders for newbuild floaters by established drilling contractors as well as new entrants to the industry. Currently, the total number of announced newbuild floaters exceeds 100 rigs, including an estimated 28 rigs potentially to be built on behalf of Petróleo Brasileiro S.A. Excluding these customer-ordered rigs, 38 of the 62 newbuilds scheduled for delivery in 2014 through 2016 are not yet contracted for future work, including two of Diamond Offshore’s four rigs expected to be delivered in 2014. In addition, Diamond Offshore believes that the offshore drilling industry will continue to be challenged by growing regulatory demands and more complex customer specifications, which could disadvantage the marketability of some lower specification rigs. Customer requirements in certain markets could result in the migration of some ultra-deepwater rigs to work in deepwater, and likewise, some deepwater rigs to displace mid-water units.

Strength in the mid-water floater market varies significantly by region, but overall remains balanced. In both the U.K. and Norway sectors of the North Sea, the mid-water market continues to be quite strong. Increasing operator interest in frontier markets across Southeast Asia and South America, including Myanmar, Peru, Nicaragua, Trinidad and Tobago, and Colombia indicates possible future strengthening in those regions. In the Gulf of Mexico, demand is limited, while in Brazil, demand is moderating.

Diamond Offshore is a small participant in the jack-up market and has a limited view of overall market conditions. Diamond Offshore has four jack-up rigs working under long term contracts in the Mexican waters of the Gulf of Mexico, where contract renewals indicate strong demand. One of Diamond Offshore’s jack-up rigs works in the U.S. Gulf of Mexico well-to-well for smaller operators under short term commitments.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of October 23, 2013 and February 1, 2013 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2012). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

Contract drilling backlog as of October 23, 2013 was $7.4 billion and no longer includes an aggregate of approximately $531 million in previously reported contracted backlog for the fourth quarter of 2013 through 2016, associated with certain contracts for four of Diamond Offshore’s rigs due to the financial condition of two customers for which these rigs are contracted to and the uncertainty associated with realizing this backlog.

	October 23,	February 1,
	2013	2013

(In millions)

Floaters:
Ultra-Deepwater (a)	$4,306	$4,422
Deepwater (b)	862	1,229
Mid-Water (c)	1,997	2,649

Total Floaters	7,165	8,300
Jack-ups	188	272

Total	$7,353	$8,572

(a)

As of October 23, 2013, for ultra-deepwater floaters includes (i) $928 million attributable to contracted operations offshore Brazil for the years 2013 to 2015, (ii) $1.8 billion attributable to future work for two drillships under construction for the years 2014 to 2019 and (iii) $641 million attributable to future work for the ultra-deepwater semisubmersible rig under construction for the years 2016 to 2019.

(b)

As of October 23, 2013, for deepwater floaters includes (i) $370 million attributable to contracted operations offshore Brazil for the years 2013 to 2016 and (ii) $179 million for the years 2014 to 2015 attributable to future work for the Ocean Onyx which is under construction.

(c)	As of October 23, 2013, for mid-water floaters includes $519 million attributable to contracted operations offshore Brazil for the years 2013 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of October 23, 2013:

Year Ended December 31	Total	2013 (a)	2014	2015	2016 - 2019

(In millions)

Floaters:
Ultra-Deepwater (b)	$4,306	$223	$942	$1,208	$1,933
Deepwater (c)	862	121	455	224	62
Mid-Water (d)	1,997	296	974	471	256

Total Floaters	7,165	640	2,371	1,903	2,251
Jack-ups	188	45	73	48	22

Total	$7,353	$685	$2,444	$1,951	$2,273

(a)	Represents a three month period beginning October 1, 2013.
(b)

As of October 23, 2013, for ultra-deepwater floaters includes (i) $131 million, $473 million and $324 million for the years 2013 to 2015 attributable to contracted operations offshore Brazil, (ii) $189 million and $361 million for the years 2014 and 2015 and $1.3 billion in the aggregate for the years 2016 to 2019 attributable to future work for two drillships under construction and (iii) $641 million in the aggregate for the years 2016 to 2019 attributable to future work for the ultra-deepwater semisubmersible rig under construction.

(c)

As of October 23, 2013, for deepwater floaters includes (i) $59 million, $115 million, $134 million and $62 million for the years 2013 to 2016 attributable to contracted operations offshore Brazil and (ii) $157 million and $22 million for the years 2013 and 2014 attributable to future work for the Ocean Onyx which is under construction.

(d)	As of October 23, 2013, for mid-water floaters includes $98 million, $342 million and $79 million for the years 2013 to 2015 attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of October 23, 2013. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for rigs under construction.

Year Ended December 31	2013 (a) (b)	2014 (b)	2015 (b)	2016–2019 (b)

Floaters:
Ultra-Deepwater	88%	83%	62%	20%
Deepwater	96%	54%	22%	2%
Mid-Water	78%	56%	23%	3%
Total Floaters	83%	64%	35%	8%
Jack-ups	76%	41%	20%	2%

(a)	Represents a three month period beginning October 1, 2013.
(b)

As of October 23, 2013, includes approximately 453, 1,507, 15 and 61 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys, and extended maintenance projects, as well as rig mobilization days for 2013, 2014, 2015 and 2016.

Dayrate and Utilization Statistics

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

Revenue earning days (a)
Floaters:
Ultra-Deepwater	596	549	1,794	1,818
Deepwater	357	437	1,230	1,214
Mid-Water	1,037	1,215	3,136	3,481
Jack-ups (b)	542	358	1,459	1,298

Utilization (c)
Floaters:
Ultra-Deepwater	81%	75%	82%	83%
Deepwater	78%	95%	90%	89%
Mid-Water	63%	71%	64%	67%
Jack-ups (d)	84%	56%	76%	49%

Average daily revenue (e)
Floaters:
Ultra-Deepwater	$325,600	$354,100	$341,900	$357,400
Deepwater	413,300	372,800	403,200	367,800
Mid-Water	281,900	258,100	271,600	262,100
Jack-ups	93,100	97,800	89,100	92,100

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)

Revenue earning days for the nine months ended September 30, 2012 included approximately 87 days earned by Diamond Offshore’s jack-up rigs during the period prior to being sold in the first half of 2012.

(c)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(d)

Utilization for Diamond Offshore’s jack-up rigs would have been 63% for the nine months ended September 30, 2012, excluding revenue earning days and total calendar days associated with rigs that were sold in the first half of 2012.

(e)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2013 and 2012, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Contract drilling revenues	$691	$714	$2,136	$2,195
Net investment income		1	1	4
Other	15	15	61	120

Total	706	730	2,198	2,319

Expenses:
Contract drilling expenses	420	358	1,164	1,160
Other operating expenses	153	129	423	390
Interest	2	9	18	37

Total	575	496	1,605	1,587

Income before income tax	131	234	593	732
Income tax expense	(40)	(63)	(154)	(188)
Amounts attributable to noncontrolling interests	(47)	(88)	(226)	(280)

Net income attributable to Loews Corporation	$44	$83	$213	$264

During the three and nine months ended September 30, 2013, Diamond Offshore recorded $23 million in bad debt expense after determining it was necessary to fully reserve the outstanding receivable balances of two of its customers as discussed above. In addition, during the three months ended September 30, 2013, Diamond Offshore did not recognize revenue of $70 million associated with an aggregate 213 revenue earning days in which four of its rigs, the Ocean Monarch, the Ocean Quest, the Ocean Lexington and the Ocean Star, were contracted to these two customers since collection of the amounts due was not reasonably assured.

Three Months Ended September 30, 2013 Compared to 2012

Contract drilling revenue decreased $23 million in the three months ended September 30, 2013 as compared with 2012, while contract drilling expense increased $62 million during the same period. Contract drilling revenue decreased primarily due to fewer revenue earning days for deepwater and mid-water floaters and a reduction in average daily revenue earned by ultra-deepwater floaters, partially offset by an increase in revenue earning days for Diamond Offshore’s jack-up fleet. Contract drilling expense for the entire rig fleet increased for the three months ended September 30, 2013 reflecting higher labor and personnel related costs, primarily as a result of a rig-based salary increase beginning in the third quarter of 2013 and costs associated with crewing up the newbuild rigs, and higher costs associated with repairs, maintenance and mobilization of rigs.

Revenue generated by ultra-deepwater floaters remained stable during the three months ended September 30, 2013 as compared with 2012 as a result of a decline in average daily revenue earned of $17 million, offset by increased utilization. Revenue earning days increased in the three months ended September 30, 2013 primarily due to a reduction in planned downtime for shipyard projects, partially offset by 88 days in which the Ocean Monarch worked and the associated revenue of $33 million was not recognized.

Revenue generated by deepwater floaters decreased $17 million during the three months ended September 30, 2013 as compared with 2012, primarily due to decreased utilization of $30 million, partially offset by higher average daily revenue of $14 million. Utilization decreased in the three months ended September 30, 2013 primarily due to planned downtime for surveys and shipyard projects in the 2013 period and 31 days in which the Ocean Star worked and the associated revenue of $9 million was not recognized. Average daily revenue increased in the three months ended September 30, 2013 primarily due to the Ocean Valiant working at a significantly higher dayrate than that earned during the three months ended September 30, 2012.

Revenue generated by mid-water floaters decreased $22 million during the three months ended September 30, 2013 as compared with 2012, primarily due to decreased utilization of $46 million, partially offset by higher average daily revenue of $25 million. Revenue earning days decreased in the three months ended September 30, 2013 as compared with 2012, primarily due to an increase in planned downtime for shipyard projects, the warm stacking of rigs in between contracts, and 94 days in the three months ended September 30, 2013 during which the Ocean Quest and Ocean Lexington worked and the associated revenue of $26 million was not recognized. Average daily revenue increased primarily due to a new contract and a contract renewal both at significantly higher dayrates.

Revenue earned by jack-up rigs increased $16 million during the three months ended September 30, 2013 as compared with 2012 primarily due to increased utilization of $18 million attributable to near full utilization of two rigs which were warm stacked and mobilizing in the 2012 period.

Net income decreased $39 million for the three months ended September 30, 2013 as compared with the 2012 period reflecting the decrease in revenue, the increase in contract drilling expense and the recognition of bad debt expense as discussed above, partially offset by lower interest expense.

Diamond Offshore’s effective tax rate increased for the three months ended September 30, 2013 as compared with 2012. The higher effective tax rate is primarily due to the mix of domestic and international pre-tax earnings and losses.

Nine Months Ended September 30, 2013 Compared to 2012

Contract drilling revenue decreased $59 million in the nine months ended September 30, 2013 as compared with the 2012 period, while contract drilling expense increased $4 million during the same period. Contract drilling revenue for the first nine months of 2013 was negatively impacted by a decrease in revenue earned by Diamond Offshore’s ultra-deepwater and mid-water fleets, partially offset by favorable revenue variances for its deepwater floaters and jack-up rigs. The increase in contract drilling expense for the first nine months of 2013 reflects increases in labor and personnel related costs, repairs and maintenance and inspection costs, partially offset by lower mobilization, freight and other rig operating costs.

Revenue generated by ultra-deepwater floaters decreased $55 million during the first nine months of 2013 as compared with 2012, due to decreased average daily revenue of $28 million, decreased amortized mobilization revenue of $19 million and lower utilization of $8 million. The decrease in average daily revenue is primarily due to a contract extension for the Ocean Rover at a significantly lower dayrate than previously earned. Amortized mobilization fees decreased in the first nine months of 2013 as compared with 2012 primarily due to the recognition of mobilization revenue in the 2012 period associated with the Ocean Monarch’s mobilization to Vietnam and the Ocean Rover’s demobilization from Indonesia to Malaysia.

Revenue generated by deepwater floaters increased $44 million during the first nine months of 2013 as compared with 2012, due to higher average daily revenue of $44 million and increased utilization of $6 million, partially offset by lower amortized mobilization fees of $6 million. Average daily revenue increased in the first nine months of 2013 primarily due to the Ocean Valiant and Ocean Victory both working at significantly higher dayrates than those rigs earned during the 2012 period.

Revenue generated by mid-water floaters decreased $57 million during the first nine months of 2013 as compared with 2012, due to decreased utilization of $90 million, partially offset by higher average daily revenue of $30 million and an increase in mobilization and contract preparation fees of $3 million. Revenue earning days decreased in the first nine months of 2013 as compared with 2012, primarily due to an increase in planned downtime for shipyard projects and cold stacking of a rig, and 94 fewer days for the Ocean Quest and Ocean Lexington for which the associated revenue was not recognized. These decreases in utilization were partially offset by fewer days related to warm stacking of rigs in between contracts, mobilization of rigs and downtime for unscheduled repairs. Average daily revenue increased primarily due to new contracts and a contract renewal at higher dayrates.

Revenue earned by jack-up rigs increased $9 million for the first nine months of 2013 as compared with 2012, primarily due to utilization of a rig which was warm stacked in the 2012 period, partially offset by the absence of revenue attributable to six jack-up rigs which were sold in 2012. These rigs earned aggregate revenue of $5 million during the nine months ended September 30, 2012.

Net income decreased $51 million for the nine months ended September 30, 2013 as compared with the 2012 period reflecting the decline in revenue as discussed above, and recognition of bad debt expense, partially offset by lower interest expense. The decrease in interest expense is primarily due to an increase in interest capitalized on eligible construction projects during 2013, partially offset by an increase in interest expense primarily related to uncertain tax positions in the Mexico tax jurisdiction. Net income for the nine months ended September 30, 2012 also included a $32 million gain (after tax and noncontrolling interests) on the sale of six jack-up rigs.

Diamond Offshore’s effective tax rate remained stable for the nine months ended September 30, 2013 as compared with 2012. The tax rate for the nine months ended September 30, 2013 benefited from a $28 million reduction in tax as a result of the American Taxpayer Relief Act of 2012 which was signed into law on January 2, 2013. The Act extends through 2013 several expired temporary business provisions, commonly referred to as “extenders” which were retroactively extended to the beginning of 2012. This benefit was partially offset by $12 million of tax expense associated with the settlement of prior tax years in Mexico under an amnesty program and the mix of domestic and international pre-tax earnings and losses. The effective tax rate for the nine months ended September 30, 2012 was favorably impacted by the sale of two jack-up rigs at a zero tax rate during the second quarter of 2012.

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

Boardwalk Pipeline provides natural gas transportation services to customers that are directly connected to its pipeline system and, through interconnects with third party pipelines, to customers that are not directly connected to Boardwalk Pipeline’s system. Transportation rates that Boardwalk Pipeline can charge customers it serves through interconnects with third party pipelines are heavily influenced by current and anticipated basis differentials. Basis differentials, generally the difference in the price of natural gas at receipt and delivery points across Boardwalk Pipeline’s natural gas pipeline system, influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by Boardwalk Pipeline’s pipeline systems. As new sources of natural gas have been identified and developed, including the Marcellus and the Utica shale plays which are closer to the traditional high value markets served by interstate pipelines like Boardwalk Pipeline, and pipeline infrastructure has been developed to move the new sources of gas to market areas, changes in pricing dynamics between supply basins, pooling points and market areas have occurred. As a result of the new sources of supply and related pipeline infrastructure, basis differentials on Boardwalk Pipeline’s pipeline systems have narrowed significantly in recent years, reducing the transportation rates Boardwalk Pipeline can typically negotiate with its customers on contracts due for renewal for its firm transportation services.

A substantial portion of Boardwalk Pipeline’s transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 5.6 years as of September 30, 2013. Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and must be renewed or replaced. Due to the factors noted above, in recent years the rates Boardwalk Pipeline has been able to obtain under firm and interruptible transportation agreements have declined and the amount of capacity that Boardwalk Pipeline has been able to contract for under long term firm transportation agreements have also declined. The amount of Boardwalk Pipeline’s transportation capacity under agreements which expired in 2013 was greater than in recent years. In light of the market conditions discussed above, natural gas transportation contracts Boardwalk Pipeline has renewed or entered into in 2013 and in recent years have been at lower rates, and any remaining available capacity generally has been marketed and sold at lower rates under short term firm or interruptible contracts, or in some cases not sold at all. As a result, capacity reservation charges under firm transportation agreements for the nine months ended September 30, 2013 were lower by $34 million than they were for the comparable 2012 period. Boardwalk Pipeline expects this trend to continue in 2014 while it attempts to renew or replace expiring transportation agreements. The cumulative effect of these circumstances have negatively affected, and are expected to continue to negatively affect, Boardwalk Pipeline’s transportation revenues and distributable cash flows in 2013 and 2014.

The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Based on current forward pricing curves, time period price spreads for 2013 were not as favorable as they were in 2012 and that trend is expected to continue in 2014. However, forward pricing curves change frequently as a result of a variety of market factors, including weather, levels of storage gas and available capacity, among others and as such may not be a reliable predictor of actual future events. Accordingly, Boardwalk Pipeline cannot predict its future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above.

In 2013, Boardwalk Pipeline executed a series of agreements with the Williams Companies, Inc. (“Williams”) to continue the development process for the Bluegrass Project, a project that would transport NGLs from the Marcellus and Utica shale plays to the petrochemical and export complex in the U.S. Gulf Coast region, and related fractionation, storage and export facilities.

In connection with the transaction: (i) Boardwalk Pipeline entered into separate joint venture arrangements with Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of ours, by forming Boardwalk Bluegrass Pipeline, LLC (“Boardwalk Bluegrass”) and Boardwalk Moss Lake, LLC (“Boardwalk Moss Lake”); and (ii) Boardwalk Bluegrass and Boardwalk Moss Lake, together with affiliates of Williams, formed Bluegrass Pipeline Company, LLC (“Bluegrass Pipeline”), Moss Lake Fractionation, LLC (“Moss Lake Fractionation”) and Moss Lake LPG Terminal LLC (“Moss Lake LPG”) to continue to pursue and, if approved, develop, own and construct the pipeline, fractionation and export liquefied petroleum gas (“LPG”) terminal facilities. Boardwalk Bluegrass currently owns 50% of the equity interests in Bluegrass Pipeline and Boardwalk Moss Lake currently owns 50% of the equity interests in Moss Lake Fractionation and Moss Lake LPG, with affiliates of Williams owning the other 50%.

Through the agreements, Boardwalk Pipeline and Williams are engaged in comprehensive project development activities, including developing customer support for the pipeline. As of September 30, 2013, Boardwalk Pipeline and BPHC have contributed a total of $28 million to the project. Sanctioning and completion of this project is subject to, among other conditions, execution of customer contracts sufficient to support the project and obtaining all necessary board and regulatory approvals. In addition, each of the parties has the right, under certain circumstances, to withdraw from the project or from portions of the project, in which case the project may be terminated, only portions of the project may be completed or the parties respective ownership interests may change. No assurances can be given that this project will be completed, in whole or in part, however, if all conditions are satisfied, the project could be placed into service in late 2015.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2013 and 2012 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$288	$271	$921	$862
Investment losses		(1)		(3)

Total	288	270	921	859

Expenses:
Operating	187	171	573	521
Interest	41	42	122	125

Total	228	213	695	646

Income before income tax	60	57	226	213
Income tax expense	(13)	(15)	(49)	(52)
Amounts attributable to noncontrolling interests	(28)	(23)	(103)	(83)

Net income attributable to Loews Corporation	$19	$19	$74	$78

Three Months Ended September 30, 2013 Compared to 2012

Total revenues increased $18 million for the three months ended September 30, 2013, compared to the same period in 2012. This increase is primarily due to $19 million of revenues earned from Louisiana Midstream, acquired in October of 2012, and a $13 million gain from the sale of storage gas. The sale of storage gas was a result of a change in the storage gas needed for no-notice services. The increase in revenues was partially offset by lower transportation revenues, excluding fuel, of $13 million resulting primarily from lower firm and interruptible revenues due to the market and contract renewal conditions discussed above and reduced utilization. PAL and storage revenues decreased by $3 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods.

Operating expenses increased $16 million for the three months ended September 30, 2013, compared to the same period in 2012. This increase is primarily due to $12 million of expenses incurred by Louisiana Midstream and an increase of depreciation expense of $4 million, primarily due to an increase in the asset base.

Net income for the three months ended September 30, 2013 was consistent with the 2012 period, reflecting higher revenues offset by increased operating expenses as discussed above and amounts attributable to noncontrolling interests. The amount of income attributable to noncontrolling interests increased as a result of equity offerings in 2012 and 2013 by Boardwalk Pipeline, decreasing the ownership percentage from 59% for the three months ended September 30, 2012 to 53% for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared to 2012

Total revenues increased $62 million for the nine months ended September 30, 2013, compared to the same period in 2012. This increase is primarily due to $63 million of revenues earned from Louisiana Midstream, acquired in October of 2012, a $30 million gain from the sale of storage gas and an increase in fuel revenues of $13 million primarily due to higher natural gas prices. The increase in revenues was partially offset by lower transportation revenues, excluding fuel, of $43 million resulting primarily from lower firm and interruptible revenues due to the market and contract renewal conditions discussed above and lower utilization.

Operating expenses increased $52 million for the nine months ended September 30, 2013, compared to the same period in 2012. This increase is primarily due to $41 million of expenses incurred by Louisiana Midstream and increased fuel costs of $12 million due to higher natural gas prices, partially offset by $8 million of asset impairment charges in 2012.

Net income decreased $4 million for the nine months ended September 30, 2013, compared with the 2012 period reflecting higher revenues offset by increased operating expenses as discussed above and amounts attributable to noncontrolling interests. The amount of income attributable to noncontrolling interests increased as a result of equity offerings in 2012 and 2013 by Boardwalk Pipeline, decreasing the ownership percentage from 61% for the nine months ended September 30, 2012 to 54% for the nine months ended September 30, 2013.

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

HighMount’s revenues and profitability depend substantially on natural gas and oil prices and HighMount’s ability to increase its natural gas and oil production. Natural gas and NGL prices remain at low levels due to an increase in the supply of natural gas and NGL resulting from new sources of supply recoverable from shale formations, primarily the result of technological advancements in horizontal drilling and hydraulic fracturing. As a result, HighMount continues to focus its capital investments primarily on potential oil producing properties, which led to a reduction in natural gas and NGL production and an increase in oil production. Revenues from the sale of oil, including the impact of hedges, amounted to 20% of HighMount’s total revenues for the nine months ended September 30, 2013 as compared to 13% of its total revenue for the nine months ended September 30, 2012. The price HighMount realizes for its production is also affected by HighMount’s hedging activities, as well as locational differences in market prices.

For the three and nine months ended September 30, 2013, HighMount recorded non-cash ceiling test impairment charges of $65 million and $210 million ($42 million and $134 million after tax). The third quarter write-down was primarily due to reduced average NGL prices used in the ceiling test calculation and negative reserve revisions due to some variability in well performance where HighMount is testing different horizontal target zones and hydraulic fracture designs. A first quarter write-down was required primarily due to reduced average NGL prices used in the ceiling test calculation and negative reserve revisions due to the continued deferral of well repair activity given low natural gas and NGL prices. In periods which HighMount took ceiling test impairment charges, HighMount performed a goodwill impairment test. No impairment charges were required.

Low natural gas and NGL prices, which are not anticipated to improve in the near term, and high drilling and completion costs of horizontal wells targeting oil reserves, compared to traditional vertical gas wells, as well as lower than anticipated production from recently completed wells, have adversely impacted HighMount’s results of operations and cash flows. The continuation of these factors could result in ceiling test and goodwill impairment charges in future periods, which may be material.

In the third quarter of 2013, HighMount sold its acreage position in the Texas Panhandle for approximately $33 million. The Texas Panhandle properties represented approximately 0.1% in aggregate of HighMount’s total proved reserves as of December 31, 2012, prior to the sale.

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

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Gas production (Bcf)	8.2	9.5	25.0	29.9
Gas sales (Bcf)	7.6	8.8	23.2	28.0
NGL production/sales (Mbbls)	501.4	589.6	1,506.0	1,804.7
Oil production/sales (Mbbls)	121.2	131.6	430.3	313.7
Equivalent production (Bcfe)	11.9	13.8	36.6	42.6
Equivalent sales (Bcfe)	11.4	13.2	34.9	40.7

Average realized prices without hedging results:
Gas (per Mcf)	$3.40	$2.76	$3.54	$2.47
NGL (per Bbl)	32.69	33.47	31.05	38.59
Oil (per Bbl)	103.06	88.05	93.31	88.66
Equivalent (per Mcfe)	4.83	4.22	4.85	4.09

Average realized prices with hedging results:
Gas (per Mcf)	$4.13	$4.28	$4.18	$4.13
NGL (per Bbl)	36.06	37.48	36.03	38.58
Oil (per Bbl)	93.57	94.71	93.12	92.94
Equivalent (per Mcfe)	5.36	5.49	5.49	5.26

Average cost per Mcfe:
Production expenses	$1.70	$1.30	$1.61	$1.30
Production and ad valorem taxes	0.21	0.21	0.28	0.25
General and administrative expenses	0.82	0.70	0.81	0.75
Depletion expense	1.09	1.43	1.21	1.48

Results of Operations

The following table summarizes the results of operations for HighMount for the three and nine months ended September 30, 2013 and 2012, as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$ 62	$74	$196	$219
Investment losses	(1)		(1)

Total	61	74	195	219

Expenses:
Other operating expenses
Impairment of natural gas and oil properties	65	261	210	527
Operating	52	58	162	182
Interest	4	3	13	9

Total	121	322	385	718

Loss before income tax	(60)	(248)	(190)	(499)
Income tax benefit	22	90	69	180

Net loss attributable to Loews Corporation	$ (38)	$(158)	$(121)	$(319)

For the three and nine months ended September 30, 2013, HighMount recorded non-cash ceiling test impairment charges of $65 million and $210 million ($42 million and $134 million after tax), attributable to reduced average NGL prices used in the ceiling test calculations and negative reserve revisions. For the three and nine months ended September 30, 2012, HighMount recorded non-cash ceiling test impairment charges of $261 million and $527 million ($166 million and $336 million after tax). Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $83 million and $228 million ($53 million and $145 million after tax) for the three and nine months ended September 30, 2013, and $322 million and $588 million ($205 million and $375 million after tax) for the three and nine months ended September 30, 2012.

Three Months Ended September 30, 2013 Compared to 2012

HighMount’s operating revenues decreased $12 million for the three months ended September 30, 2013 as compared with the 2012 period primarily due to reduced sales volumes. HighMount sold 11.4 Bcfe in the three months ended September 30, 2013 compared to 13.2 Bcfe in the 2012 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

HighMount had hedges in place as of September 30, 2013 that cover approximately 74.1% and 44.9% of total estimated 2013 and 2014 natural gas equivalent production at a weighted average price of $6.48 and $5.56 per Mcfe.

Operating expenses were $52 million for the three months ended September 30, 2013 as compared to $58 million for the same period in 2012 and include DD&A expenses of $19 million for the three months ended September 30, 2013, compared to $25 million for the 2012 period. The decrease in DD&A expenses was due to reduced production volumes and lower depletion rates, primarily due to the impairment of natural gas and oil properties recorded in 2013 and 2012.

Nine Months Ended September 30, 2013 Compared to 2012

HighMount’s operating revenues decreased $23 million for the nine months ended September 30, 2013 as compared with the 2012 period primarily due to reduced natural gas and NGL sales volumes and reduced NGL sales prices. HighMount sold 34.9 Bcfe in 2013 compared to 40.7 Bcfe in the 2012 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

Operating expenses decreased by $20 million for the nine months ended September 30, 2013 as compared with the 2012 period primarily due to lower DD&A expenses as described above.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2013 and 2012 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$95	$97	$290	$271
Net investment income		1		1

Total	95	98	290	272

Expenses:
Other operating expenses
Operating	86	87	270	242
Depreciation	7	8	25	22
Equity (income) expense from joint ventures	2		(13)	(17)
Interest	2	4	8	8

Total	97	99	290	255

Income (loss) before income tax	(2)	(1)	-	17
Income tax (expense) benefit	3		2	(8)

Net income (loss) attributable to Loews Corporation	$1	$(1)	$2	$9

EBITDA	$7	$11	$33	$47

Earnings before interest, tax, depreciation and amortization (“EBITDA”) is an indicator of operating performance used by Loews Hotels to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is a non-GAAP financial measure that is not meant to replace net income as defined by GAAP. The following table reconciles EBITDA to Net income attributable to Loews Corporation for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

EBITDA	$7	$11	$33	$47
Depreciation	(7)	(8)	(25)	(22)
Interest	(2)	(4)	(8)	(8)
Income tax (expense) benefit	3		2	(8)

Net income (loss) attributable to Loews Corporation	$1	$(1)	$2	$9

Results of operations for the three and nine months ended September 30, 2013 as compared to the 2012 periods include the impact of the 2013 closure of the Loews Regency Hotel for renovation and the addition of the Loews Madison Hotel and the Loews Boston Hotel in 2013 for approximately six months. In July of 2013, partial equity interests in the Loews Madison Hotel and the Loews Boston Hotel were sold. Results for the third quarter of 2012 include the Loews Hollywood Hotel. In November of 2012, a partial equity interest in the Loews Hollywood Hotel was sold. Upon the sale of the equity interests, Loews Hotels’ share of earnings for these hotels is included in Equity (income) expense from joint ventures.

Revenues and operating expenses for the three and nine months ended September 30, 2013 include $14 million and $39 million of cost reimbursements from joint venture and managed properties, relating mainly to payroll incurred on behalf of the owners of hotel properties managed by us. Revenues for the three and nine months ended September 30, 2013 include $4 million related to a gain from the sale of ownership interests in hotel properties as discussed above.

Revenues excluding reimbursables decreased $17 million and $21 million for the three and nine months ended September 30, 2013 as compared to the 2012 periods, primarily due to the 2013 closure of the Loews Regency Hotel for renovation and the addition of the Loews Hollywood Hotel in 2012. The decrease in revenues was partially offset by the addition of the Loews Madison Hotel and the Loews Boston Hotel in 2013.

Revenue per available room (“RevPAR”) is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages. RevPAR, occupancy rates and average room rates as discussed below are for owned hotels only. RevPAR decreased $6.32 and $7.81 to $162.99 and $161.24 for the three and nine months ended September 30, 2013 as compared to the 2012 periods, reflecting a decrease in occupancy and average room rates. Occupancy rates decreased to 81.5% and 74.9% in the three and nine months ended September 30, 2013, from 82.0% and 77.2% in the 2012 periods. Average room rates decreased by $6.43 and $3.82, or 3.1% and 1.7%, in the three and nine months ended September 30, 2013, as compared to the 2012 periods. Excluding the Loews Regency Hotel which has been under renovation throughout 2013, RevPAR increased $9.32 and $7.92 for the three and nine months ended September 30, 2013 as compared to the 2012 periods, reflecting an increase in average room rates.

Operating expenses excluding reimbursables, as discussed above, decreased $15 million and $11 million for the three and nine months ended September 30, 2013 as compared to the 2012 periods. For the three and nine months ended September 30, 2013, the decrease in expenses was primarily due to the closure of the Loews Regency Hotel, partially offset by higher corporate expenses related to hotel development.

Equity earnings from joint venture properties decreased $2 million and $4 million for the three and nine months ended September 30, 2013 as compared to the 2012 periods, primarily due to the impact of renovations and the development of joint venture properties.

Net results increased $2 million for the three months ended September 30, 2013 as compared to the 2012 period primarily due to a tax benefit of $3 million recorded during the three months ended September 30, 2013, partially offset by the changes discussed above. Net income decreased $7 million for the nine months ended September 30, 2013 as compared to the 2012 period, primarily due to the changes discussed above.

Corporate and Other

Corporate and Other operations consist primarily of investment income at the Parent Company, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company level to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2013 and 2012 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Revenues:
Net investment income	$50	$79	$58	$70
Other		2	1	2

Total	50	81	59	72

Expenses:
Operating	19	20	52	60
Interest	18	10	43	30

Total	37	30	95	90

Income (loss) before income tax	13	51	(36)	(18)
Income tax (expense) benefit	(4)	(19)	13	3

Net income (loss) attributable to Loews Corporation	$9	$32	$(23)	$(15)

Net investment income decreased by $29 million and $12 million for the three and nine months ended September 30, 2013, as compared to the 2012 periods. Investment income for the three months ended September 30, 2013 decreased primarily due to lower performance of equity and fixed income investments in the trading portfolio.

Investment income for the nine months ended September 30, 2013 decreased primarily due to lower performance of equity investments, partially offset by improved performance of limited partnership investments.

Interest expense increased $8 million and $13 million for the three and nine months ended September 30, 2013, primarily due to a May of 2013 public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043.

Net results decreased $23 million and $8 million for the three and nine months ended September 30, 2013 as compared to the 2012 periods. These changes were primarily due to the change in revenues and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For the nine months ended September 30, 2013, net cash provided by operating activities was $921 million as compared with $993 million for the same period in 2012. Cash provided by operating activities in 2012 was favorably affected by a $75 million tax refund.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2013, net cash used by investing activities was $689 million as compared with $747 million for the same period in 2012. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the nine months ended September 30, 2013, net cash used by financing activities was $200 million as compared with $195 million for the same period in 2012. Net cash used by financing activities in both periods was substantially related to the payment of dividends by CNA to common shareholders.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. There are currently no amounts outstanding under CNA’s $250 million senior unsecured revolving credit facility.

In August of 2013, Continental Casualty Company (“CCC”), a subsidiary of CNA, became a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC acquired $16 million of FHLBC stock giving it access to approximately $330 million of additional liquidity. Any funding above this level would require the purchase of additional shares of FHLBC stock. As of September 30, 2013, CCC has no outstanding borrowings from the FHLBC.

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

Diamond Offshore

Cash and investments totaled $1.2 billion at September 30, 2013, compared to $1.5 billion at December 31, 2012. During the first nine months of 2013, Diamond Offshore paid cash dividends totaling $368 million, consisting of aggregate regular cash dividends of $52 million and aggregate special cash dividends of $316 million. On October 23, 2013, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the nine months ended September 30, 2013 decreased $152 million compared to the 2012 period, primarily due to a decrease in cash receipts from contract drilling services of $110 million and higher cash payments related to contract drilling expenses of $41 million.

Diamond Offshore is currently obligated under various agreements in connection with the construction of three semisubmersible rigs and four new ultra-deepwater drillships. Diamond Offshore estimates that the aggregate cost for the construction of these semisubmersible rigs and drillships, including commissioning, capital spares and project management, to be approximately $1.5 billion and $2.6 billion. During the first nine months of 2013, Diamond Offshore spent $595 million towards the construction of these four new drillships and three semisubmersible rigs. In addition, Diamond Offshore spent approximately $145 million during the period related to its ongoing capital maintenance programs.

Diamond Offshore expects to spend $730 million for capital expenditures in the fourth quarter of 2013 of which $561 million will be spent towards the construction of its new drillships and semisubmersible rigs, and $28 million will be spent on the North Sea enhancement project for the Ocean Patriot. The remainder will be spent on Diamond Offshore’s ongoing rig equipment enhancement/replacement program. Diamond Offshore expects to finance its 2013 capital expenditures through the use of existing cash balances and cash flows from operations and may also make use of its credit facility.

A substantial portion of Diamond Offshore’s cash flows has been and is expected to continue to be invested in the enhancement of its drilling fleet. Diamond Offshore determines the amount of cash required to meet its capital commitments by evaluating its rig construction obligations, the need to upgrade rigs to meet specific customer requirements and its ongoing rig equipment enhancement and replacement programs. As a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. However, Diamond Offshore believes that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. will be sufficient to meet both its working capital requirements and its capital commitments. However, due to the significant cash requirements of Diamond Offshore’s capital expansion program in 2013 and 2014, Diamond Offshore may make use of its credit facility or the possible issuance of debt or equity securities, or a combination thereof. Diamond Offshore will, however, continue to make periodic assessments based on its capital spending programs and industry conditions and will adjust capital spending programs if required. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current market conditions and other factors beyond its control.

Boardwalk Pipeline

At September 30, 2013 and December 31, 2012, cash and investments amounted to $25 million and $4 million. Funds from operations for the nine months ended September 30, 2013 amounted to $402 million, compared to $414 million for the 2012 period. For the nine months ended September 30, 2013 and 2012, Boardwalk Pipeline’s capital expenditures were $214 million and $136 million.

In May of 2013, Boardwalk Pipeline sold 12.7 million common units in a public offering and received net proceeds of $377 million, including an $8 million contribution from us to maintain our 2% general partner interest.

As of September 30, 2013, Boardwalk Pipeline had $85 million of loans outstanding under its revolving credit facility with a weighted-average interest rate of 1.3% and had no letters of credit issued. As of September 30, 2013, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility and had an available borrowing capacity of $915 million.

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

Boardwalk Pipeline expects total capital expenditures to be approximately $330 million in 2013, including approximately $100 million for maintenance capital. The 2013 growth capital expenditures primarily relate to the Eagle Ford and Choctaw Brine Supply Expansion Projects discussed in the Annual Report on Form 10-K for the year ended December 31, 2012.

HighMount

At September 30, 2013 and December 31, 2012, cash and investments amounted to $32 million and $10 million. Net cash flows provided by operating activities were $77 million and $112 million for the nine months ended September 30, 2013 and 2012. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the nine months ended September 30, 2013, was $167 million, compared to $249 million for the 2012 period. Cash used in investing activities for the nine months ended September 30, 2013 includes net proceeds from the sale of HighMount’s assets in the Texas Panhandle of approximately $33 million. In accordance with the full cost method of accounting, proceeds from the sale were accounted for as a reduction of capitalized costs, and recorded as a credit to Accumulated depreciation, depletion and amortization. The primary driver of cash used in investing activities is capital spent developing HighMount’s natural gas and oil reserves. HighMount expects to spend approximately $69 million in the fourth quarter of 2013, developing its natural gas and oil reserves with a focus on oil drilling opportunities. Funds for capital expenditures and working capital requirements are expected to be provided from operating activities and capital contributions from us.

At September 30, 2013, HighMount had $600 million of term loans outstanding and $110 million was outstanding under HighMount’s $250 million revolving credit facility. HighMount’s credit agreement contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio and a minimum ratio of net present value of its projected future cash flows from its proved natural gas and oil reserves to total debt. The calculation of net present value, to be performed at year-end, is based on commodity prices determined by the lenders and HighMount’s proved reserves at the time of measurement. Based on current commodity prices and HighMount’s estimate of proved reserves, the measure of borrowing capacity at December 31, 2013 is expected to be lower than the amount currently outstanding and could require a partial principal repayment. Due to the current limited capacity of HighMount’s credit agreement, we made $112 million of capital contributions to HighMount in the nine months ended September 30, 2013, which were used for capital expenditures. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to engage in certain transactions, including transactions with affiliates. At September 30, 2013, HighMount was in compliance with all of its covenants under the credit agreement.

Loews Hotels

Loews Hotels added two properties to its portfolio in 2013, the Loews Madison Hotel and the Loews Boston Hotel. These acquisitions were initially funded with existing cash balances, debt and capital contributions by us. Subsequently, Loews Hotels sold half of its equity interests in both properties.

Cash and investments totaled $61 million at September 30, 2013, as compared to $43 million at December 31, 2012. Committed and planned capital expenditures for renovations, capital improvements and development of new properties are estimated to be approximately $70 million for the remainder of 2013. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at September 30, 2013 totaled $4.8 billion, as compared to $3.9 billion at December 31, 2012. In May of 2013, we received net proceeds of $983 million, after deducting the underwriters’ discounts, commissions and offering expenses, in connection with a public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043. In addition, during the nine months ended September 30, 2013, we received $547 million in interest and dividends from our subsidiaries. These inflows were partially offset by the payment of $228 million to fund treasury stock purchases, the payment of $73 million of cash dividends to our shareholders and capital contributions of approximately $350 million to our subsidiaries.

On October 9, 2013, all of the 22.9 million class B units of Boardwalk Pipeline were converted by us into common units on a one-for-one basis, pursuant to the terms of the Boardwalk Pipeline partnership agreement. After the conversion we held 125.6 million common units.

As of September 30, 2013, there were 387,157,398 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2013, we purchased 4.9 million shares of Loews common stock.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Fixed maturity securities	$504	$507	$1,501	$1,528
Short term investments	1	2	3	5
Limited partnership investments	93	89	303	184
Equity securities	3	4	9	10
Trading portfolio	3	7	13	18
Other	7	5	19	16

Gross investment income	611	614	1,848	1,761
Investment expense	(14)	(13)	(40)	(42)

Net investment income	$597	$601	$1,808	$1,719

Net investment income for the three months ended September 30, 2013 was essentially unchanged as compared with the same period in 2012.

Net investment income for the nine months ended September 30, 2013 increased $89 million as compared with the same period in 2012. The increase was primarily driven by a significant increase in limited partnership investment results, partially offset by a decrease in fixed maturity securities income.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.2% and 5.4% for the nine months ended September 30, 2013 and 2012. Tax-exempt municipal bonds generated $83 million and $223 million of net investment income for the three and nine months ended September 30, 2013 compared with $70 million and $205 million of net investment income for the same periods in 2012.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$2	$48	$48	$91
States, municipalities and political subdivisions	8	(16)	6	11
Asset-backed	(6)	(7)	(24)	(36)
U.S. Treasury and obligations of government-sponsored enterprises		1		3
Foreign government	4		5	4
Redeemable preferred stock	(1)		(1)

Total fixed maturity securities	7	26	34	73
Equity securities	(2)	(15)	(17)	(14)
Derivative securities	(1)	(1)	(4)	(1)
Short term investments and other		(2)	1	4

Total realized investment gains (losses)	4	8	14	62
Income tax (expense) benefit	(2)	(3)	(5)	(22)
Amounts attributable to noncontrolling interests			(1)	(3)

Net realized investment gains (losses) attributable to Loews Corporation	$2	$5	$8	$37

Net realized investment results decreased $3 million and $29 million for the three and nine months ended September 30, 2013, as compared with the 2012 periods. The decrease was primarily driven by lower net realized gains on sales of securities, partially offset by lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 91.9% and 91.6% of which were rated as investment grade (rated BBB- or higher) at September 30, 2013 and December 31, 2012. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from S&P and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these rating agencies, CNA formulates an internal rating. At September 30, 2013 and December 31, 2012, approximately 99% and 98% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	September 30, 2013		December 31, 2012

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$ 3,506	8.5%	$ 4,540	10.6%
AAA	2,915	7.1	3,224	7.6
AA and A	20,212	49.0	19,305	45.3
BBB	11,253	27.3	11,997	28.1
Non-investment grade	3,388	8.1	3,567	8.4

Total	$ 41,274	100.0%	$ 42,633	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3.3 billion and $3.4 billion at September 30, 2013 and December 31, 2012. The following table summarizes the ratings of this portfolio at fair value:

	September 30, 2013		December 31, 2012

(In millions of dollars)

BB	$ 1,379	40.7%	$ 1,529	42.9%
B	1,070	31.6	1,075	30.1
CCC-C	665	19.6	724	20.3
D	274	8.1	239	6.7

Total	$ 3,388	100.0%	$ 3,567	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2013	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$ 1,117	13.1%	$ 82	15.9%
AAA	612	7.2	26	5.0
AA	1,700	20.0	164	31.8
A	1,755	20.6	85	16.5
BBB	2,460	28.9	123	23.9
Non-investment grade	865	10.2	35	6.9

Total	$ 8,509	100.0%	$ 515	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2013	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$237	2.8%	$ 7	1.4%
Due after one year through five years	1,214	14.3	34	6.6
Due after five years through ten years	3,811	44.8	198	38.4
Due after ten years	3,247	38.1	276	53.6

Total	$8,509	100.0%	$ 515	100.0%

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

	September 30, 2013		December 31, 2012

	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$14,840	11.4	$15,590	11.3
Other interest sensitive investments	27,803	4.4	28,855	3.9

Total	$42,643	6.8	$44,445	6.5

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	September 30, 2013	December 31, 2012

(In millions)

Short term investments:
Commercial paper	$392	$751
U.S. Treasury securities	837	617
Money market funds	111	301
Other	135	163

Total short term investments	$1,475	$1,832

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2013. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2013 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2013- July 31, 2013	918,200	$45.49	N/A	N/A

August 1, 2013 - August 31, 2013	N/A	N/A	N/A	N/A

September 1, 2013 - September 30, 2013	N/A	N/A	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: October 29, 2013	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)