Form 10-K
period 2013-12-31
LOEWS CORP
filed 2014-02-24
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Yes                                                                  No            X

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $13,578,000,000.

As of February 14, 2014, there were 387,403,380 shares of Loews common stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2014 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON

FORM 10-K FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2013

Item		Page
No.	PART I	No.

1	Business
	CNA Financial Corporation	3
	Diamond Offshore Drilling, Inc.	8
	Boardwalk Pipeline Partners, LP	12
	HighMount Exploration & Production LLC	15
	Loews Hotels Holding Corporation	21
	Executive Officers of the Registrant	22
	Available Information	23
1A	Risk Factors	23
1B	Unresolved Staff Comments	46
2	Properties	46
3	Legal Proceedings	46
4	Mine Safety Disclosures	46

	PART II

5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	47
6	Selected Financial Data	49
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
7A	Quantitative and Qualitative Disclosures about Market Risk	98
8	Financial Statements and Supplementary Data	102
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	182
9A	Controls and Procedures	182
9B	Other Information	182

	PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

	PART IV

15	Exhibits and Financial Statement Schedules	183

PART I

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation, a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 50.4% owned subsidiary);

—	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP, a 53% owned subsidiary);

—	exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids), (HighMount Exploration & Production LLC, a wholly owned subsidiary); and

—	operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

Please read information relating to our major business segments from which we derive revenue and income contained in Note 21 of the Notes to Consolidated Financial Statements, included under Item 8.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty and remaining life & group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and The Continental Insurance Company (“CIC”), organized in 1853, and certain other affiliates. CIC became a subsidiary of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). CNA accounted for 67.2%, 65.6% and 63.4% of our consolidated total revenue for the years ended December 31, 2013, 2012 and 2011.

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

CNA Specialty

CNA Specialty includes the following business groups:

Management & Professional Liability:  Management & Professional Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages in the United States. This group provides professional liability coverages to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. Management & Professional Liability also provides directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations, where tailored products for these client segments are offered. Products within Management & Professional Liability are distributed through brokers, independent agents and managing general underwriters. Management & Professional Liability, through CNA HealthPro, also offers insurance products to serve the health care industry. Products include professional and general liability as well as associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer segments include aging services, allied medical facilities, life sciences, dentists, doctors, hospitals, and nurses and other medical practitioners.

International:  International provides similar management and professional liability insurance and other specialized property and casualty coverages, through similar distribution channels, in Canada and Europe.

Surety:  Surety offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a network of independent agencies. On June 10, 2011, CNA completed the acquisition of the noncontrolling interests of CNA Surety.

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

These property and casualty products are offered as part of CNA’s Small Business, Commercial and International insurance groups. CNA’s Small Business insurance group serves its smaller commercial accounts and the Commercial insurance group serves CNA’s middle markets and its larger risks. In addition, CNA Commercial provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly owned subsidiary, CNA ClaimPlus, Inc., a third party administrator. CNA also provides specialized insurance to customers who are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. The International insurance group primarily consists of the commercial product lines of CNA’s operations in Europe and Canada. During the fourth quarter of 2011, CNA sold its 50% ownership interest in First Insurance Company of Hawaii (“FICOH”).

Hardy

Hardy Underwriting Bermuda Limited (“Hardy”) is a specialized Lloyd’s of London (“Lloyd’s”) underwriter. Through Lloyd’s Syndicate 382, Hardy underwrites primarily short-tail exposures in the following coverages: Marine & Aviation provides coverage for a variety of large risks including energy, cargo and specie, marine hull and general aviation. Non-Marine Property comprises direct and facultative property, including construction insurance of industrial and commercial risks (heavy industry, general manufacturing and commercial property portfolios), together with residential and small commercial risks. Property Treaty Reinsurance offers catastrophe reinsurance on an excess of loss basis, proportional treaty and excess of loss coverages and crop reinsurance. Specialty Lines offers coverage for a variety of risks including political violence, accident and health and financial institutions.

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

Direct Written Premiums by Geographic Concentration

Set forth below is the distribution of CNA’s direct written premiums by geographic concentration.

Year Ended December 31	2013	2012	2011

California	9.2%	9.5%	9.4%
Texas	8.0	7.4	6.7
New York	7.3	7.1	6.7
Illinois	5.9	6.5	4.9
Florida	5.9	5.8	6.1
New Jersey	3.7	3.5	3.5
Pennsylvania	3.7	3.4	3.4
Canada	3.1	3.0	3.0
All other states, countries or political subdivisions	53.2	53.8	56.3

	100.0%	100.0%	100.0%

Approximately 8.9%, 9.2% and 8.8% of CNA’s direct written premiums were derived from outside of the United States for the years ended December 31, 2013, 2012 and 2011.

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

	Schedule of Loss Reserve Development

Year Ended December 31	2003	2004	2005	2006	2007	2008	2009	2010(a)	2011	2012(b)	2013

(In millions of dollars)

Originally reported gross reserves for unpaid claim and claim adjustment expenses	31,284	31,204	30,694	29,459	28,415	27,475	26,712	25,412	24,228	24,696	24,015
Originally reported ceded recoverable	13,847	13,682	10,438	8,078	6,945	6,213	5,524	6,060	4,967	5,075	4,911

Originally reported net reserves for unpaid claim and claim adjustment expenses	17,437	17,522	20,256	21,381	21,470	21,262	21,188	19,352	19,261	19,621	19,104

Cumulative net paid as of:
One year later	4,382	2,651	3,442	4,436	4,308	3,930	3,762	3,472	4,277	4,588	-
Two years later	6,104	4,963	7,022	7,676	7,127	6,746	6,174	6,504	7,459	-	-
Three years later	7,780	7,825	9,620	9,822	9,102	8,340	8,374	8,822	-	-	-
Four years later	10,085	9,914	11,289	11,312	10,121	9,863	10,038	-	-	-	-
Five years later	11,834	11,261	12,465	11,973	11,262	11,115	-	-	-	-	-
Six years later	12,988	12,226	12,917	12,858	12,252	-	-	-	-	-	-
Seven years later	13,845	12,551	13,680	13,670	-	-	-	-	-	-	-
Eight years later	14,073	13,245	14,409	-	-	-	-	-	-	-	-
Nine years later	14,713	13,916	-	-	-	-	-	-	-	-	-
Ten years later	15,337	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	17,437	17,522	20,256	21,381	21,470	21,262	21,188	19,352	19,261	19,621	19,104
One year later	17,671	18,513	20,588	21,601	21,463	21,021	20,643	18,923	19,081	19,506	-
Two years later	19,120	19,044	20,975	21,706	21,259	20,472	20,237	18,734	18,946	-	-
Three years later	19,760	19,631	21,408	21,609	20,752	20,014	20,012	18,514	-	-	-
Four years later	20,425	20,212	21,432	21,286	20,350	19,784	19,758	-	-	-	-
Five years later	21,060	20,301	21,326	20,982	20,155	19,597	-	-	-	-	-
Six years later	21,217	20,339	21,060	20,815	20,021	-	-	-	-	-	-
Seven years later	21,381	20,142	20,926	20,755	-	-	-	-	-	-	-
Eight years later	21,199	20,023	20,900	-	-	-	-	-	-	-	-
Nine years later	21,100	20,054	-	-	-	-	-	-	-	-	-
Ten years later	21,135	-	-	-	-	-	-	-	-	-	-

Total net (deficiency) redundancy	(3,698)	(2,532)	(644)	626	1,449	1,665	1,430	838	315	115	-

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	21,135	20,054	20,900	20,755	20,021	19,597	19,758	18,514	18,946	19,506	-
Re-estimated ceded recoverable	15,852	14,706	12,025	9,697	8,293	7,252	6,593	7,093	5,850	5,531	-

Total gross re-estimated reserves	36,987	34,760	32,925	30,452	28,314	26,849	26,351	25,607	24,796	25,037	-

Total gross (deficiency) redundancy	(5,703)	(3,556)	(2,231)	(993)	101	626	361	(195)	(568)	(341)	-

Net (deficiency) redundancy related to:
Asbestos	(177)	(123)	(113)	(112)	(107)	(79)	-	-	-	-	-
Environmental pollution	(209)	(209)	(159)	(159)	(159)	(76)	-	-	-	-	-

Total asbestos and environmental pollution	(386)	(332)	(272)	(271)	(266)	(155)	-	-	-	-	-
Core (Non-asbestos and environmental pollution)	(3,312)	(2,200)	(372)	897	1,715	1,820	1,430	838	315	115	-

Total net (deficiency) redundancy	(3,698)	(2,532)	(644)	626	1,449	1,665	1,430	838	315	115	-

(a)

Effective January 1, 2010, CNA ceded its net asbestos and environmental pollution claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement as further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

There are approximately 2,800 individual companies that sell property and casualty insurance in the United States. Based on 2012 statutory net written premiums, CNA is the eighth largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States.

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

Although the federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry. These initiatives and legislation include proposed federal oversight of certain insurers; tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal financial services reforms; and various tax proposals affecting insurance companies. Any of the foregoing regulatory limitations, impositions and restrictions may result in significant burdens on CNA.

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

Properties:  The Chicago location houses CNA’s principal executive offices. CNA’s subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to CNA’s principal office locations:

	Size
Location	(square feet)	Principal Usage

333 S. Wabash Avenue	639,553	Principal executive offices of CNA
Chicago, Illinois
2405 Lucien Way	113,084	Property and casualty insurance offices
Maitland, Florida
125 S. Broad Street	71,847	Property and casualty insurance offices
New York, New York
101 S. Reid Street	61,631	Property and casualty insurance offices
Sioux Falls, South Dakota
4150 N. Drinkwater Boulevard	56,281	Property and casualty insurance offices
Scottsdale, Arizona
401 Penn Street	56,009	Property and casualty insurance offices
Reading, Pennsylvania
10375 Park Meadows Drive	42,968	Property and casualty insurance offices
Littleton, Colorado
675 Placentia Avenue	41,340	Property and casualty insurance offices
Brea, California
700 N. Pearl Street	37,870	Property and casualty insurance offices
Dallas, Texas
1249 S. River Road	36,946	Property and casualty insurance offices
Cranbury, New Jersey

CNA leases its office space described above except for the building in Chicago, Illinois, which is owned.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (“Diamond Offshore”) is engaged, through its subsidiaries, in the business of operating drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in the exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore accounted for 19.4%, 21.1% and 23.6% of our consolidated total revenue for the years ended December 31, 2013, 2012 and 2011.

Rigs:   Diamond Offshore owns 45 offshore drilling rigs, consisting of 33 semisubmersible rigs, seven jack-ups and five dynamically positioned drillships, three of which are under construction with deliveries scheduled for the second and third quarters of 2014 and the first quarter of 2015. Diamond Offshore’s semisubmersible fleet also includes the Ocean Apex, a moored semisubmersible rig which is under construction and expected to be delivered in the third quarter of 2014, a mid-water floater which is being modified to work in the North Sea, to be completed in the second quarter of 2014 and a dynamically positioned, ultra-deepwater harsh environment semisubmersible drilling rig, under construction, expected to be delivered in the first quarter of 2016. Diamond Offshore’s diverse fleet enables it to offer a broad range of services worldwide in both the floater market (ultra-deepwater, deepwater and mid-water) and the non-floater, or jack-up market.

A floater rig is a type of mobile offshore drilling unit that floats and does not rest on the seafloor. This asset class includes self-propelled drillships and semisubmersible rigs. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersible rigs hold position while drilling by use of a series of small propulsion units or thrusters that provide dynamic positioning (“DP”) to keep the rig on location, or with anchors tethered to the seabed. Although DP semisubmersibles are self-propelled, such rigs may be moved long distances with the assistance of tug boats. Non-DP, or moored, semisubmersible rigs require tug boats or the use of a heavy lift vessel to move between locations.

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

Diamond Offshore’s floater fleet (semisubmersibles and drillships) can be further categorized based on the nominal water depth for each class of rig as follows:

Category	Rated Water Depth (a) (in feet)	Number of Units in Fleet

Ultra-Deepwater	7,501 to 12,000	13 (b)
Deepwater	5,000 to 7,500	7 (c)
Mid-Water	400 to 4,999	18

(a)

Rated water depth for semisubmersibles and drillships reflects the maximum water depth in which a floating rig has been designed to operate. However, individual rigs are capable of drilling, or have drilled, in marginally greater water depths depending on various conditions (such as salinity of the ocean, weather and sea conditions).

(b)	Includes three drillships and one harsh environment semisubmersible rig under construction.
(c)	Includes one rig under construction utilizing the hull of one of Diamond Offshore’s existing mid-water floaters.

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

Fleet Enhancements and Additions:  Diamond Offshore’s long term strategy is to upgrade its fleet to meet customer demand for advanced, efficient and high-tech rigs by acquiring or building new rigs when possible to do so at attractive prices, and otherwise by enhancing the capabilities of its existing rigs at a lower cost and reduced construction period than newbuild construction would require. Since 2009, commencing with the acquisition of two newbuild, ultra-deepwater semisubmersible rigs, Diamond Offshore has committed over $5 billion towards upgrading its fleet. The Ocean Onyx, one of its two newest deepwater semisubmersible rigs, was completed in late 2013 and commenced drilling operations under a one-year contract in the Gulf of Mexico (“GOM”) in early 2014. The Ocean BlackHawk, the first of four new ultra-deepwater drillships, is currently mobilizing to the GOM and is expected to begin working under contract in the second quarter of 2014. Diamond Offshore also has six other construction/enhancement projects underway including:

—

three dynamically positioned, ultra-deepwater drillships with expected completion dates in the second and third quarters of 2014 and the first quarter of 2015 at an aggregate cost of approximately $1.9 billion;

—

a dynamically positioned, ultra-deepwater harsh environment semisubmersible drilling rig with an expected completion date in the first quarter of 2016 at an estimated cost of approximately $755 million;

—	a deepwater semisubmersible rig with an expected completion date in the third quarter of 2014 at an estimated cost of approximately $370 million; and

—

enhancements to a mid-water semisubmersible rig that will enable the rig to work in the North Sea with an expected completion date in the second quarter of 2014 at an estimated cost of approximately $120 million.

Diamond Offshore will evaluate further rig acquisition and enhancement opportunities as they arise. However, Diamond Offshore can provide no assurance whether, or to what extent, it will continue to make rig acquisitions or enhancements to its fleet.

Markets:  The principal markets for Diamond Offshore’s contract drilling services are the following:

—	South America, principally offshore Brazil and Trinidad and Tobago;

—	Australia and Southeast Asia, including Malaysia, Indonesia and Vietnam;

—	the Middle East;

—	Europe, principally in the United Kingdom (“U.K.”) and Norway;

—	East and West Africa;

—	the Mediterranean; and

—	the Gulf of Mexico, including the U.S. and Mexico.

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

Customers:  Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2013, 2012 and 2011, Diamond Offshore performed services for 39, 35 and 52 different customers. During 2013, 2012 and 2011, one of Diamond Offshore’s customers in Brazil, Petróleo Brasileiro S.A. (“Petrobras”), (a Brazilian multinational energy company that is majority-owned by the Brazilian government), accounted for 34%, 33% and 35% of Diamond Offshore’s annual total consolidated revenues. OGX Petróleo e Gás Ltda. (“OGX”), (a privately owned Brazilian oil and natural gas company that filed for bankruptcy in October of 2013), accounted for 2%, 12% and 14% of Diamond Offshore’s annual total consolidated revenues in each of the years ended December 31, 2013, 2012 and 2011. No other customer accounted for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2013, 2012 or 2011.

Brazil is one of the most active floater markets in the world today. Currently, the greatest concentration of Diamond Offshore’s operating assets is offshore Brazil, where it has ten rigs contracted. Diamond Offshore’s contract backlog attributable to its expected operations offshore Brazil is $953 million, $537 million and $62 million for the years 2014, 2015 and 2016.

Competition:  Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. The industry may also experience additional consolidation in the future, which could create other large competitors. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. Diamond Offshore competes with offshore drilling contractors that together have approximately 600 mobile rigs available worldwide.

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

Operations Outside the United States:  Diamond Offshore’s operations outside the U.S. accounted for approximately 89%, 94% and 90% of its total consolidated revenues for the years ended December 31, 2013, 2012 and 2011.

Properties:  Diamond Offshore owns an office building in Houston, Texas, where its corporate headquarters are located, offices and other facilities in New Iberia, Louisiana, Aberdeen, Scotland, Macae, Brazil and Ciudad del Carmen, Mexico. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Louisiana, Australia, Indonesia, Norway, Malaysia, Singapore, Egypt, Angola, Vietnam, Thailand, Cameroon, Trinidad and Tobago and the U.K. to support its offshore drilling operations.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in integrated natural gas and natural gas liquids (“NGLs”) transportation and storage and natural gas gathering and processing. Boardwalk Pipeline accounted for 8.2%, 8.1% and 8.1% of our consolidated total revenue for the years ended December 31, 2013, 2012 and 2011.

We own approximately 53% of Boardwalk Pipeline comprised of 125,586,133 common units and a 2% general partner interest. A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) is the general partner and holds all of Boardwalk Pipeline’s incentive distribution rights which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

Boardwalk Pipeline owns and operates approximately 14,195 miles of interconnected natural gas pipelines directly serving customers in 13 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. Boardwalk Pipeline also owns approximately 255 miles of NGL pipelines in Louisiana. In 2013, its pipeline systems transported approximately 2.4 trillion cubic feet (“Tcf”) of natural gas and approximately 7.5 million barrels (“MMbbls”) of NGLs. Average daily throughput on Boardwalk Pipeline’s natural gas pipeline systems during 2013 was approximately 6.6 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 14 underground storage fields located in four states with aggregate working gas capacity of approximately 207.0 Bcf and Boardwalk Pipeline’s NGL storage facilities consist of eight salt dome storage caverns located in Louisiana with an aggregate storage capacity of approximately 17.6 MMbbls. Boardwalk Pipeline also owns two salt dome caverns for use in providing brine supply services and to support the NGL storage operations.

The pipeline and storage systems of Boardwalk Pipeline consist of the following:

The Gulf Crossing pipeline system, which originates in Texas and proceeds into Louisiana, operates approximately 360 miles of natural gas pipeline. The pipeline system has a peak-day delivery capacity of 1.7 Bcf per day and average daily throughput for the year ended December 31, 2013 was 1.2 Bcf per day.

The Gulf South pipeline system runs approximately 7,200 miles along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. Gulf South has two natural gas storage facilities with 83.0 Bcf of working gas storage capacity. The pipeline system has a peak-day delivery capacity of 6.9 Bcf per day and average daily throughput for the year ended December 31, 2013 was 2.5 Bcf per day.

The Texas Gas pipeline system originates in Louisiana, East Texas and Arkansas and runs for approximately 6,100 miles north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, and into Ohio, with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 4.6 Bcf per day and average daily throughput for the year ended December 31, 2013 was 2.6 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.0 Bcf of working gas storage capacity.

Field Services operates natural gas gathering, compression, treating and processing infrastructure primarily in south Texas with approximately 420 miles of pipeline.

Petal Gas Storage, LLC (formerly referred to as Boardwalk HP Storage Company, LLC) (“Petal”) owns and operates eight salt dome natural gas storage caverns in Mississippi, with 46.0 Bcf of total storage capacity, of which approximately 29.0 Bcf is working gas capacity. Petal also operates approximately 100 miles of pipeline which connects its facilities with several major natural gas pipelines, including Gulf South. Average daily throughput for the pipeline system for the year ended December 31, 2013 was 0.2 Bcf per day. Petal also owns undeveloped land which is suitable for up to five additional storage caverns.

Louisiana Midstream’s storage services provide approximately 57.8 MMbbls of salt dome storage capacity, including approximately 11.0 Bcf of working natural gas storage capacity and approximately 17.6 MMbbls of salt dome NGL storage capacity, significant brine supply infrastructure including two salt dome caverns and approximately 270 miles of pipeline assets, including an extensive ethylene distribution system.

Boardwalk Pipeline’s current growth projects and investments include the following:

Southeast Market Expansion: The Southeast Market Expansion project is an interconnection between Boardwalk Pipeline’s Gulf South pipeline and Petal facilities, additional compression facilities and approximately 70 miles of additional pipeline, adding 0.5 Bcf per day of peak-day transmission capacity. The project, which was approved by the Federal Energy Regulatory Commission (“FERC”), is expected to be placed in service in the fourth quarter of 2014 and will cost approximately $300 million. The Southeast Market Expansion project is fully contracted with a weighted average contract life of approximately 10 years.

Ohio to Louisiana Access Project: Boardwalk Pipeline’s Ohio to Louisiana Access Project would provide long term firm natural gas transportation from the Marcellus and Utica production areas to Louisiana. This project does not add additional capacity to Boardwalk Pipeline’s natural gas pipeline systems, but will reverse the traditional flow of natural gas from northbound to southbound on a portion of its Texas Gas system. The project is supported by firm transportation contracts for 0.6 Bcf of capacity per day with producers and end-users with a weighted average contract life of approximately 13 years. The project is expected to cost approximately $115 million and is expected to be placed into service in the first half of 2016, subject to FERC approval.

Bluegrass Project: In 2013, Boardwalk Pipeline executed a series of agreements with the Williams Companies, Inc. (“Williams”) to develop the Bluegrass Project, a joint venture project that would develop a pipeline to transport NGLs from the Marcellus and Utica shale plays to the petrochemical and export complex in the Lake Charles, Louisiana area, and the construction of related fractionation, storage and liquefied petroleum gas (“LPG”) terminal export facilities.

The proposed project would include constructing a new pipeline that would initially provide producers with 200,000 barrels per day of mixed NGLs take-away capacity in Ohio, West Virginia and Pennsylvania to an interconnect with the Texas Gas pipeline in Kentucky. Capacity could be increased to 400,000 barrels per day to meet market demand, primarily by adding additional liquids pumping capacity. From the interconnect with Texas Gas to Louisiana, a portion of the Texas Gas pipeline (“Texas Gas Loop Line”) would be converted from natural gas service to NGLs service. The proposed project would also include constructing a new large-scale fractionation plant, expanding NGLs storage facilities in Louisiana, constructing a new pipeline connecting these facilities to the converted Texas Gas Loop Line and constructing a new export LPG terminal and related facilities on the Gulf Coast to provide customers access to international markets.

Boardwalk Pipeline and Williams are engaged in comprehensive project development activities including project design, cost estimating, economic and risk analysis, permitting, other legal and regulatory approvals and right-of-way acquisition. Boardwalk Pipeline and Williams are also continuing ongoing discussions with potential customers regarding commitments for pipeline, fractionation, storage and export services to support this project. As of December 31, 2013, Boardwalk Pipeline and BPHC have contributed a total of $79 million to the project for pre-construction development costs.

Approval and completion of this project is subject to, among other conditions, execution of customer contracts sufficient to support the project, acquisition of right-of-way along the pipeline route, and the parties’ receipt of all necessary approvals, including board approvals and regulatory approvals, such as antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approvals by the FERC, among others. Before the Texas Gas Loop Line can be converted to NGLs service, abandonment authority must be received from FERC. The abandonment application was filed with FERC in May of 2013 and Boardwalk Pipeline estimates the abandonment process will take at least twelve months. In addition, each of the parties has the right, under certain circumstances, to withdraw from the project or from portions of the project, in which case the project may be terminated, only portions of the project may be completed, or the parties respective ownership interests in the project may change. Boardwalk Pipeline and Williams are continuing to evaluate all aspects of the project, including the anticipated date the project would be placed in service if it is completed.

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

Seasonality:   Boardwalk Pipeline’s revenues can be affected by weather, natural gas price levels, basis spreads and time period price spreads and natural gas price volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short term value of transportation and storage across Boardwalk Pipeline’s pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of revenues. In 2013, approximately 53% of Boardwalk Pipeline’s revenue was recognized in the first and fourth quarters of the year.

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

Boardwalk Pipeline is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979 (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas and NGL pipeline facilities. Boardwalk Pipeline has received authority from PHMSA to operate certain natural gas pipeline assets under special permits that will allow it to operate those assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (“SMYS”). Operating at higher than normal operating pressures will allow each of these pipelines to transport all of the volumes Boardwalk Pipeline has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipeline to operate these natural gas pipeline assets at higher pressures. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas along their pipelines and take additional measures to protect pipeline segments located in highly populated areas. The NGPSA and HLPSA were most recently amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”) in 2012, with the 2011 Act requiring increased maximum civil penalties for certain violations to $200,000 per violation per day, and an increased total cap of $2 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in more stringent safety controls or additional natural gas and hazardous liquids pipeline safety rulemaking. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

Boardwalk Pipeline’s operations are also subject to extensive federal, state, and local laws and regulations relating to protection of the environment. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that Boardwalk Pipeline’s facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations and the issuance of orders enjoining performance of some or all of Boardwalk Pipeline’s operations. While Boardwalk Pipeline believes that they are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect them, there is no assurance that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities.

Properties:   Boardwalk Pipeline is headquartered in approximately 108,000 square feet of leased office space located in Houston, Texas. Boardwalk Pipeline also leases approximately 60,000 square feet of office space in Owensboro, Kentucky. Boardwalk Pipeline’s operating subsidiaries own their respective pipeline systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents.

HIGHMOUNT EXPLORATION & PRODUCTION LLC

HighMount Exploration & Production, LLC (“HighMount”) is engaged in the exploration, production and marketing of natural gas and oil (including condensate and NGLs). HighMount accounted for 1.7%, 2.0% and 2.5% of our consolidated total revenue for the years ended December 31, 2013, 2012 and 2011.

HighMount’s proved reserves and production are primarily located in the Sonora field, a tight sands gas formation within the Permian Basin in West Texas. HighMount holds mineral rights on over 500,000 net acres in the Permian Basin, with approximately 6,000 producing wells. In addition, HighMount has working interests in undeveloped oil and gas properties located on approximately 67,000 net acres in Oklahoma which contain primarily oil reserves.

HighMount’s interests in developed and undeveloped acreage, wellbores and well facilities generally take the form of working interests in leases that have varying terms. HighMount’s interests in these properties are, in many cases, held jointly with third parties and may be subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements with other parties as is customary in the oil and gas industry. HighMount also owns and operates approximately 3,200 miles of gathering lines and operates over 58,000 horsepower of compression which are used to transport natural gas and NGLs principally from HighMount’s producing wells to processing plants and pipelines owned by third parties.

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

As of December 31, 2013, HighMount owned 719.3 Bcfe of net proved reserves, of which 92.7% were classified as proved developed reserves. HighMount’s estimated total proved reserves consist of 514.5 Bcf of natural gas, 30.7 MMBbls of NGLs, and 3.4 MMBbls of oil and condensate. HighMount produced approximately 133 MMcfe per day of net natural gas, NGLs and oil during 2013. HighMount holds leasehold or drilling rights in 0.7 million net acres, of which 0.5 million is developed acreage and the balance is held for future exploration and development drilling opportunities. HighMount participated in the drilling of 60 wells during 2013, of which 57 (or 95.0%) are productive wells.

Recent Developments:   The growth in recent years in the production of natural gas and natural gas liquids from new supply areas across the United States, some of which are closer to traditional high value end markets and are less expensive to produce than HighMount’s production, continues to depress the prices of those commodities. This trend is expected to continue for the foreseeable future as production from basins such as the Marcellus Shale and Utica Shale is forecasted to increase significantly over the next several years. As a result of these prevailing low commodity prices, it is not currently economical for HighMount to drill new natural gas wells in the Sonora field. In 2012, HighMount ceased drilling new gas wells and is now solely pursuing a strategy of seeking to develop resource plays expected to be rich in oil, which has not experienced the dramatic price declines of natural gas and natural gas liquids.

In 2011, HighMount acquired acreage in Oklahoma with non-proven oil resources in the Mississippian Lime and Woodford Shale formations. More recently, HighMount has been seeking to develop oil reserves in the Wolfcamp zone of its Sonora acreage. HighMount has drilled a number of exploratory wells in these plays using various horizontal drilling, fracturing and well completion techniques, which are far more expensive to drill than its traditional vertical natural gas wells in the Sonora field. HighMount is not currently drilling new wells on its Oklahoma properties and has one drilling rig working in the Wolfcamp area. To date, these exploratory wells have not yielded sufficient quantities of oil to support commercial development of these properties. Further study and refinement of drilling techniques will be required in order to determine whether there is an economic development opportunity.

In light of these developments, HighMount recorded a goodwill impairment charge of $584 million ($382 million after tax) in 2013. See the Results of Operations by Business Segment section of this MD&A and Note 8 of the Notes to Consolidated Financial Statements included under Item 8 for additional information.

Reserves:   HighMount’s reserves represent its share of reserves based on its net revenue interest in each property. Estimated reserves as of December 31, 2013 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers and are the responsibility of management. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (“SEC”) guidelines.

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

HighMount employs a team of reservoir engineers that specialize in HighMount’s areas of operation. The reservoir engineering team reports to HighMount’s Chief Operating Officer. The compensation of HighMount’s reservoir engineers is not dependent on the quantity of reserves booked. HighMount’s lead evaluator has over seven years of petroleum engineering experience, most of which have been in the reservoir engineering and reserve fields. He is a member in good standing of and has held leadership roles in the Society of Petroleum Engineers.

HighMount’s reserves estimates for 2013 have been independently audited by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and governmental agencies. NSAI was founded in 1961 and performs consulting services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for NSAI’s audit and audit letter has over 30 years of industry experience and has been practicing consulting petroleum engineering at NSAI since 1989.

The following table sets forth HighMount’s proved reserves at December 31, 2013, based on average 2013 prices of $3.67 per MMBtu for natural gas, $35.39 per Bbl for NGLs and $96.94 per Bbl for oil. Approximately 99% of HighMount’s proved reserves are located in the Permian Basin in Texas and approximately 1% of proved reserves are located in Oklahoma.

				Natural Gas
	Natural Gas	NGLs	Oil	Equivalents
	(MMcf)	(Bbls)	(Bbls)	(MMcfe)

Proved developed	484,922	27,571,435	2,761,873	666,922
Proved undeveloped	29,574	3,143,804	654,870	52,366

Total proved	514,496	30,715,239	3,416,743	719,288

HighMount reviews its proved reserves during the fourth quarter of each year. During 2013, HighMount produced 48 Bcfe and recorded negative net reserve revisions of 79 Bcfe due to a reclassification of proved undeveloped reserves to the non-proved category due to variability in well performance primarily in the Mississippian Lime and reduction in drilling plans, driven by continued low natural gas and NGL prices. Estimated net quantities of proved natural gas and oil reserves at December 31, 2013, 2012 and 2011 and changes in the reserves during 2013, 2012 and 2011 are shown in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

HighMount’s Sonora natural gas-producing properties typically have relatively long reserve lives and high well completion success rates. Based on December 31, 2013 proved reserves and HighMount’s average production from these properties during 2013, the average reserve-to-production index of HighMount’s proved reserves is 15 years.

In order to replenish reserves as they are depleted by production, and to increase reserves, and if determined to be economical, HighMount develops its existing acreage by drilling new wells and, where available, employing new technologies and drilling strategies designed to enhance production from existing wells. In addition, HighMount may seek to acquire additional acreage in its core areas of operation, as well as other locations where its management has identified an opportunity. As noted above, HighMount is not currently drilling new natural gas wells and is pursuing a limited drilling program seeking to develop additional oil reserves.

During 2013, 2012 and 2011, HighMount engaged in the drilling activity presented in the following table:

Year Ended December 31	2013		2012		2011

	Gross	Net	Gross	Net	Gross	Net

Development Wells
Productive Wells	57	45.3	83	78.5	46	46.0
Dry Wells	3	3.0	8	8.0	5	5.0

Total Development Wells	60	48.3	91	86.5	51	51.0

Exploratory Wells
Productive Wells					10	9.5
Dry Wells					2	2.0

Total Exploratory Wells					12	11.5

Total Completed Wells	60	48.3	91	86.5	63	62.5

In addition, at December 31, 2013, HighMount had 14 (13.8 net) wells in progress.

As of December 31, 2013, HighMount had working interests in approximately 6,000 gross producing wells (approximately 5,700 net producing wells) located primarily in the Permian Basin. In addition, HighMount had royalty interests in approximately 249 wells located in the Permian Basin. Wells located in the Permian Basin have a typical well depth in the range of 6,000 to 9,000 feet.

Acreage:  As of December 31, 2013, HighMount owned interests in 1,055,799 gross (657,354 net) acres in the United States which is comprised of 615,282 gross (474,947 net) developed acres, and 440,517 gross (182,407 net) undeveloped acres.

Leases covering 18,956, 45,804 and 8,150 of HighMount’s net acreage will expire during the years ended December 31, 2014, 2015 and 2016, if production is not established or HighMount takes no other action to extend the terms.

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

In September of 2009, the EPA adopted regulations under the Clean Air Act requiring the monitoring and reporting of annual greenhouse gas (“GHG”) emissions by certain large U.S. GHG emitters. Affected companies are required to monitor their GHG emissions and report to the EPA. Oil and gas exploration and production companies that emit more than 25,000 metric tons of GHG per year from any facility (as defined in the regulations), including HighMount, are required to monitor and report emissions for facilities that meet the emissions threshold. HighMount filed its GHG report in March of 2013 for the 2012 reporting year.

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

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (“Loews Hotels”), our wholly owned subsidiary, presently operate a chain of 18 primarily upper, upscale hotels. Each hotel in the chain is managed by Loews Hotels. Seven of these hotels are owned by Loews Hotels, seven are owned by joint ventures in which Loews Hotels has a significant equity interest and four are managed for unaffiliated owners. Loews Hotels’ earnings are derived from the operation of its wholly owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels accounted for 2.5%, 2.7% and 2.4% of our consolidated total revenue for the years ended December 31, 2013, 2012 and 2011. The hotels are described below.

Name and Location	Number of Rooms

Owned (a):
Loews Annapolis Hotel, Annapolis, Maryland	220
Loews Coronado Bay, San Diego, California (b)	440
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	585
Loews Regency Hotel, New York, New York (c)	379
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Hotel Vogue, Montreal, Canada	140

Joint Venture/Managed:
The Don CeSar, a Loews Hotel, St. Pete Beach, Florida	347
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Loews Boston Hotel, Boston, Massachusetts	225
Loews Hollywood Hotel, Hollywood, California	632
Loews Madison Hotel, Washington, D.C.	356
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000

Management Contract:
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	340
Loews Ventana Canyon, Tucson, Arizona	400

(a)	In February of 2014, the Loews LeConcorde Hotel in Quebec City, Canada was closed.
(b)	The hotel has a land lease expiring in 2034.
(c)	The hotel has a land lease expiring in 2036 with a renewal option for 24 years.

Under Construction: In 2013, Loews Hotels is a 50% partner in a joint venture which is constructing Cabana Bay Beach Resort, an 1,800 guestroom hotel at Universal Orlando, Florida. The first phase is expected to open early in 2014. Construction continues on the Loews Chicago Hotel, a 400 guestroom hotel which Loews Hotels agreed to purchase, upon completion of development expected to occur early in 2015.

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

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 18,175 persons at December 31, 2013. We, and our subsidiaries, have experienced satisfactory labor relations.

CNA employed approximately 7,035 persons.

Diamond Offshore employed approximately 5,500 persons, including international crew personnel furnished through independent labor contractors.

Boardwalk Pipeline employed approximately 1,200 persons, approximately 110 of whom are union members covered under collective bargaining units.

HighMount employed approximately 400 persons.

Loews Hotels employed approximately 3,780 persons, approximately 1,100 of whom are union members covered under collective bargaining units.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First
			Became
Name	Position and Offices Held	Age	Officer

David B. Edelson	Senior Vice President	54	2005
Gary W. Garson	Senior Vice President, General Counsel and Secretary	67	1988
Peter W. Keegan	Senior Vice President and Chief Financial Officer	69	1997
Richard W. Scott	Senior Vice President and Chief Investment Officer	60	2009
Kenneth I. Siegel	Senior Vice President	56	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	64	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	61	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	60	1987

Andrew H. Tisch and James S. Tisch are brothers and are cousins of Jonathan M. Tisch. None of the other officers or directors of Registrant is related to any other.

All of our executive officers except for Kenneth I. Siegel have been engaged actively and continuously in our business for more than the past five years. Prior to joining us in 2009, Mr. Siegel was employed as a Managing Director in the Mergers & Acquisitions Department at Barclays Capital Inc. and previously in a similar capacity at Lehman Brothers.

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

Risks Related to Us and Our Subsidiary, CNA Financial Corporation

If CNA determines that its recorded insurance reserves are insufficient to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, CNA may need to increase its insurance reserves which would result in a charge to CNA’s earnings.

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims and for future policy benefits. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by CNA, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, discount rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of illness, sickness and diseases contracted. Many of these uncertainties are not precisely quantifiable and require significant judgment on CNA’s part. As trends in underlying claims develop, particularly in so-called “long-tail” or long duration coverages, CNA is sometimes required to add to its reserves. This is called unfavorable net prior year development and results in a charge to earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial.

CNA is also subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely difficult to predict. Examples of emerging or potential claims and coverage issues include:

—

uncertainty in future medical costs in workers’ compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased health care utilization; and/or the future costs of health care facilities. In addition, the relationship between workers’ compensation and government and private health care providers could change, potentially shifting costs to workers’ compensation;

—	increased uncertainty related to medical professional liability, medical products liability and workers’ compensation coverages resulting from the Patient Protection and Affordable Care Act;

—	significant class action litigation; and

—

mass tort claims, including bodily injury claims related to benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals and various other chemical and radiation exposure claims.

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

CNA’s reserves for long term care products are based on key assumptions including morbidity, mortality, policy persistency (the percentage of policies remaining in force) and discount rate. These assumptions are critical bases for reserve estimates and, while monitored consistently, are inherently uncertain due to the limited historical data and industry data available to CNA, as only a small portion of the long term care policies which have been written to date are in claims paying status, and the potential changing trends in morbidity and mortality over time. Assumptions relating to mortality and discount rate also form the basis for reserve determination for payout annuity products.

A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving would result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies and payout annuity contracts, which may also require changes to its reserves. This risk is more significant for long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. If estimated reserves are insufficient for any reason, including changes in assumptions, the required increase in reserves would be recorded as a charge against earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.

Catastrophe losses are unpredictable and could result in material losses.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil commotion and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded and reinsurance reinstatement premiums, if any. As in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, additional living expenses, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result, catastrophe losses are particularly difficult to estimate. Additionally, the U.S. government currently provides financial protection through the Terrorism Risk Insurance Program Reauthorization

Act, which is set to expire December 31, 2014. Should that act expire without reauthorization or be reauthorized under materially different terms, CNA’s net exposure to a significant terrorist event could increase.

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

CNA has significant amounts recoverable from reinsurers which are reported as receivables on its balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. In the past, certain of CNA’s reinsurance carriers have experienced credit downgrades by rating agencies within the term of CNA’s contractual relationship. Such action increases the likelihood that CNA will not be able to recover amounts due. In addition, reinsurers could dispute amounts which CNA believes are due to it. If the amounts CNA collects from reinsurers are less than the amount recorded for any of the foregoing reasons, its net incurred losses will be higher.

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

CNA may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit, equity and currency risks, many of which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity and currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments and the realization of investment income.

CNA has significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing CNA’s net investment income, while an increase in interest rates may reduce the value of its existing fixed maturity investments. The value of CNA’s fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments CNA holds. Any such impairments which CNA deems to be other-than-temporary would result in a charge to its earnings.

In addition, CNA invests a portion of its assets in equity securities and limited partnerships which are subject to greater market volatility than its fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments and therefore may also limit CNA’s ability to withdraw assets. As a result of all of these factors, CNA may not earn an adequate return on its investments, may incur losses on the disposition of its investments, and may be required to write-down the value of its investments.

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

CNA is a holding company and is dependent upon dividends, loans and other sources of cash from its subsidiaries in order to meet its obligations. Ordinary dividend payments or dividends that do not require prior approval by the insurance subsidiaries’ domiciliary insurance regulator are generally limited to amounts determined by formula which varies by jurisdiction. The formula for the majority of domestic states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some jurisdictions including certain domestic states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If CNA is restricted, by regulatory rule or otherwise, from paying or receiving intercompany dividends, CNA may not be able to fund its working capital needs and debt service requirements from available cash. As a result, CNA would need to look to other sources of capital which may be more expensive or may not be available at all.

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

Diamond Offshore’s business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Worldwide demand for oil and gas, oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. However, higher or lower commodity demand and prices do not necessarily translate into increased or decreased drilling activity since Diamond Offshore’s customers’ project development time, reserve replacement needs, as well as expectations of future commodity demand and prices all combine to affect demand for Diamond Offshore’s rigs. In addition, the level of offshore drilling activity may be adversely affected if operators reduce or defer new investment in offshore projects or reallocate their drilling budgets away from offshore drilling in favor of shale plays or other land-based energy markets, which could reduce demand for Diamond Offshore’s rigs and newbuilds. Oil and gas prices have been, and are expected to continue to be, extremely volatile and are affected by numerous factors beyond Diamond Offshore’s control, including:

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

—	civil unrest;

—	the cost of exploring for, producing and delivering oil and gas;

—	the discovery rate of new oil and gas reserves;

—	the rate of decline of existing and new oil and gas reserves;

—	available pipeline and other oil and gas transportation and refining capacity;

—	the ability of oil and gas companies to raise capital;

—	weather conditions;

—	natural disasters or incidents resulting from operating hazards inherent in offshore drilling, such as oil spills;

—	the policies of various governments regarding exploration and development of their oil and gas reserves;

—	development and exploitation of alternative fuels or energy sources;

—	competition for customers’ drilling budgets from land-based energy markets around the world;

—	laws and regulations relating to environmental or energy security matters, including those addressing the risks of global climate change;

—	domestic and foreign tax policy; and

—	advances in exploration and development technology.

Diamond Offshore’s business involves numerous operating hazards which could expose it to significant losses and significant damage claims. Diamond Offshore is not fully insured against all of these risks and its contractual indemnity provisions may not  fully protect Diamond Offshore.

Diamond Offshore’s operations are subject to the significant hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, unstable or faulty sea floor conditions, fires and natural disasters such as hurricanes. The occurrence of any of these types of events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations, and oil spillage, oil leaks, well blowouts and extensive uncontrolled fires, any of which could cause significant environmental damage. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of suppliers or subcontractors to perform or supply goods or services or personnel shortages.

Diamond Offshore’s drilling contracts with its customers provide for varying levels of indemnity and allocation of liabilities between its customers and Diamond Offshore with respect to the hazards and risks inherent in, and damages or losses arising out of, its operations, and Diamond Offshore may not be fully protected. Diamond Offshore’s contracts with its customers generally provide that Diamond Offshore and its customers each assume liability for their respective personnel and property. Diamond Offshore’s contracts also generally provide that its customers assume most of the responsibility for and indemnify Diamond Offshore against loss, damage or other liability resulting from, among other hazards and risks, pollution originating from the well and subsurface damage or loss, while Diamond Offshore typically retains responsibility for and indemnifies its customers against pollution originating from the rig. However, in certain drilling contracts Diamond Offshore may not be fully indemnified by its customers for damage to their property and/or the property of their other contractors. In certain contracts Diamond Offshore may assume liability for losses or damages (including punitive damages) resulting from pollution or contamination caused by negligent or willful acts of commission or omission by Diamond Offshore, its suppliers and/or subcontractors, generally subject to negotiated caps on a per occurrence basis and/or on an aggregate basis for the term of the contract. In some cases, suppliers or subcontractors who provide equipment or services to

Diamond Offshore may seek to limit their liability resulting from pollution or contamination. Diamond Offshore’s contracts are individually negotiated, and the levels of indemnity and allocation of liabilities in them can vary from contract to contract depending on market conditions, particular customer requirements and other factors existing at the time a contract is negotiated.

Additionally, the enforceability of indemnification provisions in Diamond Offshore’s contracts may be limited or prohibited by applicable law or may not be enforced by courts having jurisdiction, and Diamond Offshore could be held liable for substantial losses or damages and for fines and penalties imposed by regulatory authorities. The indemnification provisions of Diamond Offshore’s contracts may be subject to differing interpretations, and the laws or courts of certain jurisdictions may enforce such provisions while other laws or courts may find them to be unenforceable, void or limited by public policy considerations, including when the cause of the underlying loss or damage is Diamond Offshore’s gross negligence or willful misconduct, when punitive damages are attributable to Diamond Offshore or when fines or penalties are imposed directly against Diamond Offshore. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction and is unsettled under certain laws that are applicable to Diamond Offshore’s contracts. Current or future litigation in particular jurisdictions, whether or not Diamond Offshore is a party, may impact the interpretation and enforceability of indemnification provisions in its contracts. There can be no assurance that Diamond Offshore’s contracts with its customers, suppliers and subcontractors will fully protect it against all hazards and risks inherent in its operations. There can also be no assurance that those parties with contractual obligations to indemnify Diamond Offshore will be financially able to do so or will otherwise honor their contractual obligations.

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

Diamond Offshore believes that the policy limit under its marine liability insurance is within the range that is customary for companies of its size in the offshore drilling industry and is appropriate for its business. However, if an accident or other event occurs that exceeds Diamond Offshore’s coverage limits or is not an insurable event under its insurance policies, or is not fully covered by contractual indemnity, it could have a material adverse effect on its results of operations, financial condition and cash flows. There can be no assurance that Diamond Offshore will continue to carry the insurance it currently maintains, that its insurance will cover all types of losses or that Diamond Offshore will be able to maintain adequate insurance in the future at rates it considers to be reasonable or that Diamond Offshore will be able to obtain insurance against some risks.

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

Diamond Offshore’s industry has historically been cyclical. There have been periods of lower demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and high dayrates. Diamond Offshore cannot predict the timing or duration of such business cycles. Periods of lower demand or excess rig supply intensify the competition in the industry and often result in periods of low utilization. During these periods, Diamond Offshore’s existing rigs and newbuilds may not obtain contracts for future work and may be idle for long periods of time or may be able to obtain work only under contracts with lower dayrates or less favorable terms. Additionally, prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Significant new rig construction and upgrades of existing drilling rigs could also intensify price competition. Based on analyst reports, Diamond Offshore believes that there are approximately 100 floaters on order and scheduled for delivery between 2014 and 2016, with approximately 32% of these rigs scheduled for delivery in 2014. The resulting increases in rig supply could be sufficient to depress rig utilization and intensify price competition from both existing competitors, as well as new entrants into the offshore drilling market. Not all of the rigs currently under construction have been contracted for future work, which may further intensify price competition as scheduled delivery dates occur. The majority of the floaters on order are dynamically positioned drilling rigs, which further increases competition with Diamond Offshore’s fleet in certain circumstances, depending on customer requirements. In Brazil, Petrobras, which accounted for approximately 34% of Diamond Offshore’s consolidated revenues in 2013 and, as of February 5, 2014, accounted for approximately $1.0 billion and $500 million of contract drilling backlog in 2014 and in the aggregate for the years 2015 and 2016 and to which 10 of Diamond Offshore’s floaters are currently contracted, has announced plans to construct locally 28 new ultra-deepwater drilling units to be delivered beginning in 2015. These new drilling rigs, if built, would increase rig supply and could intensify price competition in Brazil as well as other markets as they enter the market, would compete with, and could displace, both Diamond Offshore’s deepwater and ultra-deepwater floaters coming off contract as well as its newbuilds coming to market and could materially adversely affect Diamond Offshore’s utilization rates, particularly in Brazil.

Diamond Offshore may not be able to renew or replace expiring contracts for its existing rigs or obtain contracts for its uncontracted newbuilds.

Diamond Offshore has a number of customer contracts that will expire in 2014 and 2015. Additionally, certain of its newbuilds that are expected to come to market during 2014 are contracted on a short term basis or are currently uncontracted. Although Diamond Offshore will seek to secure contracts for these units before construction is completed, its ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers. Given the highly competitive and historically cyclical nature of the industry, Diamond Offshore may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below, and potentially substantially below, existing dayrates, or may be unable to secure contracts for these units.

Diamond Offshore can provide no assurance that its current backlog of contract drilling revenue will be ultimately realized.

As of February 5, 2014, Diamond Offshore’s contract drilling backlog was approximately $6.8 billion for contracted future work extending, in some cases, until 2019. Generally, contract backlog only includes future revenues under firm commitments; however, from time to time, Diamond Offshore may report anticipated commitments for which definitive agreements have not yet been, but are expected to be, executed. Diamond Offshore can provide no assurance that it will be able to perform under these contracts due to events beyond its control or that Diamond Offshore will be able to ultimately execute a definitive agreement in cases where one does not currently exist. In addition, Diamond Offshore can provide no assurance that its customers will be able to or willing to fulfill their contractual commitments. Diamond Offshore’s inability to perform under its contractual obligations or to execute definitive agreements, or its customers’ inability or unwillingness to fulfill their contractual commitments, may have a material adverse effect on Diamond Offshore’s business.

Diamond Offshore relies heavily on a relatively small number of customers and the loss of a significant customer and/or a dispute that leads to the loss of a customer could have a material adverse impact on its financial results.

Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. In 2013, Diamond Offshore’s five largest customers in the aggregate accounted for 54% of its consolidated revenues. Diamond Offshore expects Petrobras, which accounted for approximately 34% of Diamond Offshore’s consolidated revenues in 2013, to continue to be a significant customer in 2014. Diamond Offshore’s contract drilling backlog, as of February 5, 2014, includes $1.0 billion, or 36%, in 2014 and $500 million in aggregate for the years 2015 and 2016, which is attributable to contracts with Petrobras for operations offshore Brazil. Petrobras has announced plans to construct locally, 28 new ultra-deepwater drilling units to be delivered beginning in 2015. These new drilling units, if built, would compete with, and could displace, Diamond Offshore’s deepwater and ultra-deepwater floaters coming off contract and could materially adversely affect utilization rates, particularly in Brazil. In addition, if Petrobras or another significant customer experiences liquidity constraints or other financial difficulties, it could materially adversely affect Diamond Offshore’s utilization rates in Brazil or other markets and also displace demand for its other drilling rigs and newbuilds as the resulting excess supply enters the market. While it is normal for Diamond Offshore’s customer base to change over time as work programs are completed, the loss of, or a significant reduction in the number of rigs contracted with, any major customer may have a material adverse effect on Diamond Offshore’s business.

The terms of Diamond Offshore’s drilling contracts may limit its ability to attain profitability in a declining market or to benefit  from increasing dayrates in an improving market.

The duration of offshore drilling contracts is generally determined by customer requirements and, to a lesser extent, the respective management strategies of the offshore drilling contractors. In periods of decreasing demand for offshore rigs, drilling contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer shorter contracts that allow them to more quickly obtain the benefit of lower dayrates. Conversely, in periods of rising demand for offshore rigs, contractors typically prefer shorter contracts that allow them to more quickly profit from increasing dayrates, while customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Diamond Offshore may be exposed to decreasing dayrates if any of its rigs are working under short term contracts during a declining market. Likewise, if any of its rigs are committed under long term contracts during an improving market, Diamond Offshore may be unable to enjoy the benefit of rising dayrates for the duration of those contracts. Exposure to falling dayrates in a declining market or the inability to fully benefit from increasing dayrates in an improving market through shorter term contracts may limit Diamond Offshore’s profitability.

Contracts for Diamond Offshore’s drilling rigs are generally fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability on those contracts.

Diamond Offshore’s contracts for its drilling rigs provide for the payment of a fixed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs incurred by Diamond Offshore. Many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond Diamond Offshore’s control. In addition, equipment repair and maintenance expenses fluctuate depending on the type of activity the rig is performing, the age and condition of the equipment and general market factors impacting relevant parts, components and services. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in Diamond Offshore’s operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, Diamond Offshore may be unable to fully recover increased or unforeseen costs from its customers.

Diamond Offshore’s drilling contracts may be terminated due to events beyond its control.

Diamond Offshore’s customers may terminate some of their term drilling contracts if the drilling rig is destroyed or lost or if Diamond Offshore has to suspend drilling operations for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts. These termination payments may not fully compensate Diamond Offshore for the loss of a contract. In some cases, because of depressed market conditions, restricted credit markets, economic downturns or other factors beyond Diamond Offshore’s control, its customers may repudiate or otherwise fail to perform their obligations under Diamond Offshore’s contracts with them. Any recovery Diamond Offshore might obtain in these cases may not fully compensate it for the loss of the contract. In any case, the early termination of a contract may result in a rig being idle for an extended period of time, which could have a material adverse effect on Diamond Offshore’s financial condition, results of operations and cash flows. If Diamond Offshore’s customers cancel some of their contracts or if Diamond Offshore elects to terminate in the event that a customer fails to perform, and are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are disputed or suspended for an extended period of time or if a number of Diamond Offshore’s contracts are renegotiated, it could materially and adversely affect Diamond Offshore’s financial condition, results of operations and cash flows.

Significant portions of Diamond Offshore’s operations are conducted outside the United States and involve additional risks not associated with domestic operations.

Diamond Offshore operates in various regions throughout the world which may expose it to political and other uncertainties, including risks of:

—	war, riot, civil disturbances and acts of terrorism;

—	piracy or assaults on property or personnel;

—	kidnapping of personnel;

—	seizure, expropriation, nationalization, deprivation, malicious damage, or other loss of possession or use of property or equipment;

—	renegotiation or nullification of existing contracts;

—	disputes and legal proceedings in international jurisdictions;

—	changing social, political and economic conditions;

—	imposition of wage and price controls, trade barriers or import-export quotas;

—	foreign and domestic monetary policies;

—	the inability to repatriate income or capital;

—	difficulties in collecting accounts receivable and longer collection periods;

—	fluctuations in currency exchange rates;

—	regulatory or financial requirements to comply with foreign bureaucratic actions;

—	travel limitations or operational problems caused by public health threats;

—	difficulties in supplying, repairing or replacing equipment or transporting personnel in remote locations;

—	difficulties in obtaining visas or work permits for employees on a timely basis; and

—	changing taxation policies and confiscatory or discriminatory taxation.

Diamond Offshore is subject to the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations governing its international operations in addition to worldwide anti-bribery laws. In addition, international contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to:

—	the equipping and operation of drilling rigs;

—	import - export quotas or other trade barriers;

—	repatriation of foreign earnings or capital;

—	oil and gas exploration and development;

—	local content requirements;

—	taxation of offshore earnings and earnings of expatriate personnel; and

—	use and compensation of local employees and suppliers by foreign contractors.

Some foreign governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect Diamond Offshore’s ability to compete in those regions. It is difficult to predict what governmental regulations may be enacted in the future that could adversely affect the international offshore drilling industry. The actions of foreign governments may materially and adversely affect Diamond Offshore’s ability to compete.

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

From time to time, Diamond Offshore adds new capacity through conversions or upgrades to existing rigs or through new construction, such as its three ultra-deepwater drillships and its harsh environment, ultra-deepwater semisubmersible rig under construction and its construction of the Ocean Apex. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

—	shortages of equipment, materials or skilled labor;

—	work stoppages;

—	unscheduled delays in the delivery of ordered materials and equipment;

—	unanticipated cost increases or change orders;

—	weather interferences or storm damage;

—	difficulties in obtaining necessary permits or in meeting permit conditions;

—	design and engineering problems;

—	disputes with shipyards or suppliers;

—	availability of suppliers to recertify equipment for enhanced regulations;

—	customer acceptance delays;

—	shipyard failures or unavailability; and

—	failure or delay of third party service providers, civil unrest and labor disputes.

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

Diamond Offshore relies on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.

Diamond Offshore’s reliance on third-party suppliers, manufacturers and service providers to provide equipment and services exposes it to volatility in the quality, price and availability of such items. Certain components, parts and equipment that are used in Diamond Offshore’s operations may be available only from a small number of suppliers, manufacturers or service providers. The failure of one or more third-party suppliers, manufacturers or service providers to provide equipment, components, parts or services, whether due to capacity constraints, production or delivery disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment, is beyond Diamond Offshore’s control and could materially disrupt its operations or result in the delay, renegotiation or cancellation of a drilling contract, thereby causing a loss of contract drilling backlog and/or revenue as well as an increase in operating costs.

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

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline may not have sufficient available cash to continue making distributions to unitholders at the current distribution rate or at all.

The amount of cash Boardwalk Pipeline has available to distribute to its unitholders, including us, principally depends upon the amount of cash it generates from its operations and financing activities and the amount of cash it requires, or determines to use, for other purposes, all of which fluctuate from quarter to quarter based on a number of factors. Many of these factors are beyond the control of Boardwalk Pipeline. Some of the factors that influence the amount of cash Boardwalk Pipeline has available for distribution in any quarter include:

—

fluctuations in cash generated by its operations, including as a result of the seasonality of its business, customer payment issues, general business conditions and market conditions, which impact, for example, contract renewals, basis spreads, time period price spreads, market rates, and supply and demand for natural gas and its services;

—	the level of capital expenditures it makes or anticipates making, including for expansion and growth projects;

—	the amount of cash necessary to meet its current or anticipated debt service requirements and other liabilities;

—	fluctuations in working capital needs;

—	its ability to borrow funds and/or access capital markets on acceptable terms to fund operations or capital expenditures, including acquisitions; restrictions contained in its debt agreements; and

—	the cost and form of payment for pending or anticipated acquisitions and growth or expansion projects and the timing and commercial success of any such initiatives.

There is no guarantee that unitholders will receive quarterly distributions from Boardwalk Pipeline. Boardwalk Pipeline’s distributions are determined each quarter by its board of directors based on the board’s consideration of its financial position, earnings, cash flow, current and future business needs and other relevant factors at that time. In February of 2014, Boardwalk Pipeline declared a quarterly distribution of $0.10 per unit, which was less than the quarterly distributions of $0.5325 per unit that Boardwalk Pipeline has declared and paid in recent periods. Boardwalk Pipeline may reduce or eliminate distributions at any time it determines that its cash reserves are insufficient or are otherwise required to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects, debt repayment or other business needs.

Boardwalk Pipeline may not be able to replace expiring gas transportation and storage contracts at attractive rates or on a long term basis and may not be able to sell short term services at attractive rates or at all due to narrower basis differentials which adversely affect the value of its transportation services and narrowing of price spreads between time periods and reduced volatility which adversely affect Boardwalk Pipeline’s storage services.

New sources of natural gas continue to be identified and developed in the U.S., including the Marcellus and Utica shale plays which are closer to the traditional high value markets Boardwalk Pipeline serves than the supply basins connected to its facilities. As a result, pipeline infrastructure has been and continues to be developed to move gas and NGLs from these supply basins to market areas, resulting in changes in pricing dynamics between supply basins, pooling points and market areas. Additionally, these new supplies of natural gas have reduced production or slowed production growth from supply areas connected to Boardwalk Pipeline’s pipelines and have caused some of the gas production that is supplied to Boardwalk Pipeline’s system to be diverted to other market areas. These factors have adversely affected, and are expected to continue to adversely affect, the value of Boardwalk Pipeline’s transportation and storage services and have lowered the volumes Boardwalk Pipeline has transported on its pipelines, as further discussed below.

Transportation Services:

A key market driver that influences the rates and terms of Boardwalk Pipeline’s transportation contracts is the current and anticipated basis differentials - generally meaning the difference in the price of natural gas at receipt and delivery points on Boardwalk Pipeline’s natural gas pipelines - which influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, the proximity of supply areas to end use markets, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by Boardwalk Pipeline’s pipeline systems. As a result of the new sources of supply and related pipeline infrastructure discussed above, basis differentials on Boardwalk Pipeline’s pipeline systems have narrowed significantly in recent years, reducing the transportation rates and other contract terms Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for its firm transportation services. The narrowing of basis differentials has also adversely affected the rates Boardwalk Pipeline is able to charge for its interruptible and short term firm transportation services.

Each year, a portion of Boardwalk Pipeline’s firm natural gas transportation contracts expire and need to be renewed or replaced. For the reasons discussed above and elsewhere in this Report, in recent periods Boardwalk Pipeline has renewed many expiring contracts at lower rates and for shorter terms than in the past, which has materially adversely impacted its transportation revenues. Boardwalk Pipeline expects this trend to continue and therefore may not be able to sell its available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts, which would continue to adversely affect its business.

In 2008 and 2009, Boardwalk Pipeline placed into service a number of large new pipelines and expansions of its system, including its East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline and Fayetteville and Greenville Laterals. These projects were supported by firm transportation agreements with anchor shippers, typically having a term of ten years and pricing and other terms negotiated based on then current market conditions, which included wider basis spreads and, correspondingly, higher transportation rates than those prevailing in the current market. As a result, in 2018 and 2019, Boardwalk Pipeline will have significantly more contract expirations than other years. Boardwalk Pipeline cannot predict what market conditions will prevail at the time such contracts expire and what pricing and other terms may be available in the marketplace for renewal or replacement of such contracts. If Boardwalk Pipeline is unable to renew or replace these and other expiring contracts when they expire, or if the terms of any such renewal or replacement contracts are not as favorable as the expiring agreements, Boardwalk Pipeline’s revenues and cash flows could be materially adversely affected.

Storage and PAL Services:

Boardwalk Pipeline owns and operates substantial natural gas storage facilities. The market for the storage and PAL services that it offers is also impacted by the factors discussed above, as well as natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Recently, the market conditions described above have caused time period price spreads to narrow considerably and price volatility of natural gas to decline significantly, reducing the rates Boardwalk Pipeline can charge for its storage and PAL services and adversely impacting the value of these services. These market conditions together with regulatory changes in the financial services industry have also caused a number of gas marketers, which have traditionally been large consumers of Boardwalk Pipeline’s storage and PAL services, to exit the market, further impacting the market for those services.

Boardwalk Pipeline expects the conditions described above to continue in 2014 and cannot give assurances they will not continue beyond 2014. These market factors and conditions adversely impact revenues, earnings and distributable cash flow, and could impact Boardwalk Pipeline on a long term basis.

Boardwalk Pipeline may not be successful in executing its strategy to grow and diversify its business.

Boardwalk Pipeline relies primarily on the revenues generated from its long-haul natural gas transportation and storage services. As a result, negative developments in these services have significantly greater impact on its financial condition and results of operations than if Boardwalk Pipeline maintained more diverse assets. Boardwalk Pipeline is pursuing a strategy of growing and diversifying its business through acquisition and development of assets in complementary areas of the midstream energy sector, such as liquids transportation and storage assets, among others. Boardwalk Pipeline may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable.

In pursuing its growth and diversification strategy, Boardwalk Pipeline has been pursuing development (together with a joint venture partner) of a large capital project, the Bluegrass Project, consisting of a pipeline that would deliver NGLs from the Marcellus and Utica shale production areas of Pennsylvania, Ohio and West Virginia to end use markets in the Gulf Coast area, and constructing new fractionation, liquids storage and export facilities located in the Gulf Coast region. Boardwalk Pipeline continues to have ongoing discussions with potential customers regarding commitments that would support constructing this project and has not made any external commitments to proceed with the project. Boardwalk Pipeline may incur substantial costs in developing this or other projects or otherwise pursuing growth and diversification opportunities; however, Boardwalk Pipeline can give no assurance that any such project will be completed, in whole or in part, or, if completed, that any such project or acquisition will be on attractive terms or generate a positive return.

Changes in the prices of natural gas and NGLs impacts supply of and demand for those commodities, which impacts Boardwalk Pipeline’s business.

The prices of natural gas and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors, including:

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

It is difficult to predict future changes in natural gas and NGL prices. However, the economic environment that has existed over the last several years generally indicates a bias toward continued downward pressure on natural gas prices. Sustained low natural gas prices could negatively impact producers, including those directly connected to Boardwalk Pipeline’s pipelines that have contracted for capacity with them which could adversely impact revenues, earnings and distributable cash flow.

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

Changes in the pipeline safety laws and regulations requiring substantial changes to existing integrity management programs or safety technologies could subject Boardwalk Pipeline to increased capital and operating costs and require it to use more comprehensive and stringent safety controls.

Boardwalk Pipeline’s pipelines are subject to regulation by PHMSA of the DOT under the NGPSA with respect to natural gas and the HLPSA with respect to NGLs, both as amended. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGLs pipeline facilities. These amendments have resulted in the adoption of rules, through PHMSA, that require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in high consequence areas, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. These regulations have resulted in an overall increase in maintenance costs. Due to recent highly publicized incidents on certain pipelines in the U.S., it is possible that PHMSA may develop more stringent regulations. Boardwalk Pipeline could incur significant additional costs if new or more stringent pipeline safety requirements are implemented.

The 2011 Act was enacted and signed into law in early 2012. Under the 2011 Act, maximum civil penalties for certain violations have been increased to $200,000 per violation per day, and from a total cap of $1 million to $2 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in additional natural gas and hazardous liquids pipeline safety rulemaking in 2014 or soon thereafter. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

Further, Boardwalk Pipeline has entered into firm transportation contracts with shippers which utilize the design capacity of certain of its pipeline assets, assuming that Boardwalk Pipeline operates those pipeline assets at higher than normal operating pressures (up to 0.80 of the pipeline’s SMYS). Boardwalk Pipeline has authority from PHMSA to operate those pipeline assets at such higher pressures, however PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, Boardwalk Pipeline may not be able to transport all of its contracted quantities of natural gas on its pipeline assets and could incur significant additional costs to re-obtain such authority or to develop alternate ways to meet its contractual obligations.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. FERC’s rate-making policies could limit its ability to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by FERC, including the types and terms of services it may offer to customers, construction of new facilities, creation, modification or abandonment of services or facilities, recordkeeping and relationships with affiliated companies. FERC action in any of these areas could adversely affect Boardwalk Pipeline’s ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to FERC’s regulations. FERC can also deny Boardwalk Pipeline the right to remove certain facilities from service.

FERC also regulates the rates Boardwalk Pipeline can charge for its natural gas transportation and storage operations. For Boardwalk Pipeline’s cost-based services, FERC establishes both the maximum and minimum rates it can charge. The basic elements that FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. Boardwalk Pipeline may not be able to recover all of its costs, including certain costs associated with pipeline integrity, through existing or future rates.

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

If any of Boardwalk Pipeline’s pipelines under FERC jurisdiction were to file a rate case, or if they have to defend their rates in a proceeding commenced by FERC, Boardwalk Pipeline would be required, among other things, to establish that the inclusion of an income tax allowance in its cost of service is just and reasonable. Under current FERC policy, since it is a limited partnership and does not pay U.S. federal income taxes, this would require it to show that its unitholders (or their ultimate owners) are subject to federal income taxation. To support such a showing, Boardwalk Pipeline’s general partner may elect to require owners of its units to re-certify their status as being subject to U.S. federal income taxation on the income generated by Boardwalk Pipeline or may attempt to provide other evidence. Boardwalk Pipeline can provide no assurance that the evidence it might provide to FERC will be sufficient to establish that its unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income generated by Boardwalk Pipeline’s jurisdictional pipelines. If Boardwalk Pipeline is unable to make such a showing, FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that may be charged by its pipelines, which could result in a reduction of such maximum rates from current levels.

Investments that Boardwalk Pipeline makes, whether through acquisitions, growth projects or joint ventures, that appear to be accretive may nevertheless reduce its distributable cash flows.

Boardwalk Pipeline’s growth depends on its ability to grow and diversify its business by among other things, investing in assets through acquisitions or joint ventures and organic growth projects. Its ability to grow, diversify and increase distributable cash flows will depend, in part, on its ability to close and execute on accretive acquisitions and projects. Any such transaction involves potential risks that may include, among other things:

—	the diversion of management’s and employees’ attention from other business concerns;

—	inaccurate assumptions about volume, revenues and project costs, including potential synergies;

—	a decrease in liquidity as a result of Boardwalk Pipeline using available cash or borrowing capacity to finance the acquisition or project;

—	a significant increase in interest expense or financial leverage if Boardwalk Pipeline incurs additional debt to finance the acquisition or project;

—	inaccurate assumptions about the overall costs of equity or debt;

—	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets or the developed assets;

—	unforeseen difficulties operating in new product areas or new geographic areas; and

—	changes in regulatory requirements or delays of regulatory approvals.

Additionally, acquisitions contain the following risks:

—	an inability to integrate successfully the businesses it acquires;

—	the assumption of unknown liabilities for which Boardwalk Pipeline is not indemnified, for which its indemnity is inadequate or for which its insurance policies may exclude from coverage;

—	limitations on rights to indemnity from the seller; and

—	customer or key employee losses of an acquired business.

There is no certainty that Boardwalk Pipeline will be able to complete these acquisitions or projects on schedule, on budget or at all.

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

Boardwalk Pipeline relies on a limited number of customers for a significant portion of revenues. Its largest customer in terms of revenue, Devon Gas Services, LP, represented over 11% of its 2013 revenues. Boardwalk Pipeline’s top ten customers comprised approximately 46% of its revenues in 2013. Boardwalk Pipeline may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms which could materially reduce its contracted transportation volumes and the rates it can charge for its services.

Risks Related to Us and Our Subsidiary, HighMount Exploration & Production LLC

HighMount may not be able to replace reserves and sustain production. Replacing reserves is risky and uncertain and requires significant capital expenditures.

HighMount’s success depends largely upon its ability to find, develop or acquire additional reserves that are economically recoverable. HighMount’s investment opportunities have shifted since 2011 from drilling vertical gas wells to produce gas reserves to more expensive exploratory horizontal wells testing and evaluating non-proven oil resources. The shift from drilling predictable vertical gas wells in mature fields to drilling exploratory horizontal oil wells creates greater uncertainty regarding HighMount’s ability to replenish or grow its reserves. Unless HighMount replaces its reserves that are depleted by production, negative reserve revisions, or otherwise, through successful development, exploration or acquisition, its proved reserves, and therefore its asset base, will decline over time. HighMount may not be able to successfully find and produce reserves economically in the future or acquire proved reserves at acceptable costs. HighMount makes a substantial amount of capital expenditures for the acquisition, exploration and development of reserves and some of those efforts have not, and may in the future not, lead to the successful development of additional reserves, which could result in additional impairment charges, as discussed below, which could be material. HighMount’s net cash flows have been negatively impacted by reduced natural gas and NGL prices as well as increased drilling costs of developing HighMount’s oil reserves. If HighMount’s cash flow from operations is not sufficient to fund its capital expenditure budget, there can be no assurance that financing will be available or available at favorable terms to meet those requirements.

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

HighMount may be required, under full cost accounting rules, to further write-down the carrying value of its natural gas and oil properties or to impair its other assets, such as its pipeline assets. A number of factors could result in a write-down, including continued low commodity prices, a substantial downward adjustment to estimated proved reserves, a substantial increase in estimated development costs, or additional unsuccessful exploration results. It is difficult to predict future changes in gas prices. However, the abundance of natural gas supply discoveries over the last few years would generally indicate a bias toward downward pressure on prices. HighMount utilizes the full cost method of accounting for its exploration and development activities. Under full cost accounting, HighMount is required to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of HighMount’s natural gas properties that is equal to the expected after tax present value (discounted at the required rate of 10%) of the future net cash flows from proved reserves, including the effect of cash flow hedges, calculated using the average first day of the month price for the preceding 12-month period.

If the net book value of HighMount’s exploration and production (“E&P”) properties (reduced by any related net deferred income tax liability) exceeds its ceiling limitation, HighMount will impair or “write-down” the book value of its E&P properties. HighMount recorded ceiling test impairment charges of $291 million and $680 million ($186 million and $433 million after tax) for the years ended December 31, 2013 and 2012. The 2013 write-downs were primarily attributable to negative reserve revisions due to variability in well performance where HighMount is testing different horizontal target zones and hydraulic fracture designs and due to reduced average NGL prices used in the ceiling test calculations. The 2012 write-downs were the result of declines in natural gas and NGL prices. A write-down may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Depending on the magnitude of any future impairment, a ceiling test write-down could significantly reduce HighMount’s income, or produce a loss.

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

The businesses operated by our subsidiaries are impacted by current and potential federal, state and local governmental regulations which impose or might impose a variety of restrictions and compliance obligations on those companies. Governmental regulations can also change materially in ways that could adversely affect those companies. Risks faced by our subsidiaries related to governmental regulation include the following:

CNA.  The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of CNA’s policyholders and third party claimants rather than its investors. Each jurisdiction in which CNA does business has established supervisory agencies that regulate its business, generally at the state level. Any changes in federal regulation could also impose significant burdens on CNA. In addition, the Lloyd’s marketplace sets rules under which its members, including CNA’s Hardy syndicate operate. These rules and regulations include the following:

—	standards of solvency, including risk-based capital measurements;

—	restrictions on the nature, quality and concentration of investments;

—	restrictions on CNA’s ability to withdraw from unprofitable lines of insurance or unprofitable market areas;

—	the required use of certain methods of accounting and reporting;

—	the establishment of reserves for unearned premiums, losses and other purposes;

—	potential assessments for funds necessary to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers;

—	licensing of insurers and agents;

—	approval of policy forms;

—	limitations on the ability of CNA’s insurance subsidiaries to pay dividends to us; and

—	limitations on the ability to non-renew, cancel, increase rates or change terms and conditions in policies.

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

In the aftermath of the 2010 Macondo well blowout and the subsequent investigation into the causes of the event, new rules have been implemented for oil and gas operations in the GOM and in many of the international locations in which Diamond Offshore operates, including new standards for well design, casing and cementing and well control procedures, as well as rules requiring operators to systematically identify risks and establish safeguards against those risks through a comprehensive safety and environmental management system (“SEMS”). New regulations may continue to be announced, including rules regarding drilling systems and equipment, such as blowout preventer and well control systems and lifesaving systems as well as rules regarding employee training, engaging personnel in safety management and requiring third party audits of SEMS programs. Such new regulations could require modifications or enhancements to existing systems and equipment, or require new equipment, and could increase Diamond Offshore’s operating costs and cause downtime for its rigs if it is required to take any of them out of service between scheduled surveys or inspections, or if it is required to extend scheduled surveys or inspections, to meet any such new requirements. Diamond Offshore is not able to predict the likelihood, nature or extent of additional rulemaking, nor is it able to predict the future impact of these events on operations. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of Diamond Offshore’s operations, and enhanced permitting requirements, as well as escalating costs borne by its customers, could reduce exploration activity in the GOM and therefore demand for its services.

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

Boardwalk Pipeline.  Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by FERC and PHMSA of the DOT among other federal and state authorities. In addition to FERC rules and regulations related to the rates Boardwalk Pipeline can charge for its services, federal regulations extend to pipeline safety, operating terms and conditions of service, the types of services Boardwalk Pipeline may offer, construction or abandonment of facilities, accounting and record keeping, and relationships and transactions with affiliated companies. These regulations can adversely impact Boardwalk Pipeline’s ability to compete for business, construct new facilities, including by increasing the lead times to develop projects, offer new services, or recover the full cost of operating its pipelines.

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

Our subsidiaries have extensive obligations and financial exposure related to compliance with federal, state and local environmental laws, many of which have become increasingly stringent in recent years and may in some cases impose strict liability, which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Diamond Offshore could be liable for damages and costs incurred in connection with oil spills related to its operations, including for conduct of or conditions caused by others. HighMount is subject to extensive environmental regulation in the conduct of its business, particularly related to the handling and disposal of drilling and production waste products, water and air pollution control procedures, and the remediation of petroleum-product contamination. Boardwalk Pipeline is also subject to laws and regulations, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which it disposes of waste, requiring remedial action to remove or mitigate contamination resulting from a spill or other release, requiring capital expenditures to comply with pollution control requirements.

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

Our subsidiaries regularly evaluate their long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Most notably, we could incur impairment charges related to the carrying value of offshore drilling equipment at Diamond Offshore, natural gas and oil properties at HighMount, pipeline and storage assets at Boardwalk Pipeline and hotel properties owned by Loews Hotels.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “L.” The following table sets forth the reported high and low sales prices in each calendar quarter:

	2013		2012

	High	Low	High	Low

First Quarter	$44.78	$41.06	$40.16	$37.02
Second Quarter	47.10	42.59	41.80	38.14
Third Quarter	47.94	44.03	42.86	39.04
Fourth Quarter	49.43	46.10	43.36	39.57

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our Peer Group (“Loews Peer Group”) for the five years ended December 31, 2013. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2008 and that all dividends were reinvested.

	2008	2009	2010	2011	2012	2013
Loews Common Stock	100.00	129.84	139.97	136.28	148.43	176.69
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Loews Peer Group (a)	100.00	128.27	142.73	150.43	170.78	218.59

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

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.0625 per share of Loews common stock were paid in each calendar quarter of 2013 and 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2013 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	6,476,391	$38.50	6,838,923
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)	Reflects stock options and stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan.
(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

We have approximately 1,090 holders of record of our common stock.

Common Stock Repurchases

We repurchased our common stock in 2013 as follows:

Period	Total number of shares purchased	Average price paid per share

January 1, 2013 – March 31, 2013	2,094,900	$43.70
April 1, 2013 – June 30, 2013	1,931,700	44.06
July 1, 2013 – September 30, 2013	918,200	45.49
October 1, 2013 – December 31, 2013	0	N/A

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2013	2012	2011	2010	2009

(In millions, except per share data)

Results of Operations:

Revenues	$15,053	$14,552	$14,129	$14,615	$14,117
Income before income tax	$1,429	$1,399	$2,226	$2,902	$1,728
Income from continuing operations	$1,069	$1,110	$1,694	$2,008	$1,384
Discontinued operations, net				(20)	(2)

Net income	1,069	1,110	1,694	1,988	1,382
Amounts attributable to noncontrolling interests	(474)	(542)	(632)	(699)	(819)

Net income attributable to Loews Corporation	$595	$568	$1,062	$1,289	$563

Net income attributable to Loews Corporation:
Income from continuing operations	$595	$568	$1,062	$1,308	$565
Discontinued operations, net				(19)	(2)

Net income	$595	$568	$1,062	$1,289	$563

Diluted Net Income Per Share:

Income from continuing operations	$1.53	$1.43	$2.62	$3.11	$1.31
Discontinued operations, net				(0.04)	(0.01)

Net income	$1.53	$1.43	$2.62	$3.07	$1.30

Financial Position:

Investments	$52,973	$53,048	$49,028	$48,907	$46,034
Total assets	79,939	80,021	75,268	76,198	73,990
Debt	10,846	9,210	9,001	9,477	9,485
Shareholders’ equity	19,458	19,459	18,772	18,386	16,833
Cash dividends per share	0.25	0.25	0.25	0.25	0.25
Book value per share	50.25	49.67	47.33	44.35	39.60
Shares outstanding	387.21	391.81	396.59	414.55	425.07

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

Consolidated Financial Results

Consolidated net income for the year ended December 31, 2013 was $595 million, or $1.53 per share, compared to $568 million, or $1.43 per share, in 2012.

Results for the years ended December 31, 2013 and 2012 include the following significant items (after tax and noncontrolling interests):

—	a ceiling test impairment charge at HighMount related to the carrying value of its natural gas and oil properties of $186 million in 2013 and $433 million in 2012;

—

goodwill impairment charges of $398 million in 2013 primarily related to HighMount reflecting the continued low market prices for natural gas and natural gas liquids and recent history of negative reserve revisions; and

—

a $111 million charge in 2013 related to CNA’s retroactive reinsurance agreement to cede its legacy asbestos and environmental pollution liabilities to National Indemnity, a subsidiary of Berkshire Hathaway, Inc. (“Loss Portfolio Transfer” or “LPT”). Under retroactive reinsurance accounting, amounts ceded through the LPT in excess of the consideration paid result in a deferred gain that is recognized in income over future periods. During the fourth quarter of 2013, the cumulative amounts ceded under the LPT exceeded the consideration paid, resulting in the recognition of an accounting loss.

Income before ceiling test and goodwill impairment charges, the impact of the LPT charge and net investment gains was $1.3 billion in 2013 as compared to $968 million in 2012. This increase is primarily due to higher earnings at CNA and increased investment income at the Parent Company due to improved performance of equities and limited partnership investments. These increases were partially offset by lower earnings at Diamond Offshore.

CNA’s earnings increased primarily from improved non-catastrophe current accident year underwriting results, higher investment income and lower catastrophe losses. These increases were partially offset by a lower level of favorable net prior year development in 2013 as compared to 2012. The prior year catastrophe losses included $171 million (after tax and noncontrolling interests) related to Storm Sandy.

Diamond Offshore’s earnings decreased primarily due to lower utilization including downtime for scheduled surveys and shipyard projects and a $27 million charge (after noncontrolling interests) for an uncertain tax position related to Egyptian operations. In addition, Diamond Offshore’s earnings in 2012 included a gain of $32 million (after tax and noncontrolling interests) from the sale of six jack-up rigs.

Book value per share increased to $50.25 at December 31, 2013 from $49.67 at December 31, 2012. Book value per share excluding Accumulated other comprehensive income (“AOCI”) increased to $49.38 at December 31, 2013 from $47.94 at December 31, 2012.

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

Reinsurance and Other Receivables

An exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities CNA has ceded under reinsurance agreements. An allowance for doubtful accounts on reinsurance receivables is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, CNA’s past experience and current economic conditions. Further information on CNA’s reinsurance receivables is included in Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

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

CNA’s investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long term prospects of the issuer, the relevant industry conditions and trends, and whether CNA expects to receive cash flows sufficient to recover the entire amortized cost basis of the security. CNA has an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on CNA’s process for evaluating impairments is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

Long Term Care Products and Payout Annuity Contracts

Future policy benefit reserves for CNA’s life and group products are based on certain assumptions including morbidity, mortality, policy persistency and discount rates. The adequacy of the reserves is contingent on actual experience related to these key assumptions, which were generally established at time of issue. If actual experience differs from these assumptions, the reserves may not be adequate, requiring CNA to add to reserves.

A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving discount rate assumption could result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies and payout annuity contracts, which may also require changes to CNA’s reserves.

These changes to CNA’s reserves could materially adversely impact our results of operations and equity. The reserving process is discussed in further detail in the Reserves – Estimates and Uncertainties section below.

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

Valuation of HighMount’s Proved Reserves

HighMount follows the full cost method of accounting for natural gas and oil exploration and production activities. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized and subsequently depleted using the units-of-production method. The depletable base of costs includes estimated future costs to be incurred in developing proved natural gas and oil reserves, as well as capitalized asset retirement costs, net of projected salvage values. Capitalized costs in the depletable base are subject to a ceiling test. The test limits capitalized amounts to a ceiling, the present value of estimated future net revenues to be derived from the production of proved natural gas and oil reserves, using calculated average prices adjusted for any cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. For the years ended December 31, 2013 and 2012, HighMount recognized impairment charges of $291 million and $680 million ($186 million and $433 million after tax) related to the carrying value of natural gas and oil properties, as discussed further in Note 7 of the Notes to Consolidated Financial Statements included under Item 8. In addition, gains or losses on the sale or other disposition of natural gas and oil properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

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

A ceiling test impairment charge at HighMount is considered a triggering event that requires a goodwill impairment analysis. This analysis resulted in HighMount recording a goodwill impairment charge of $584 million ($382 million after tax), see the Results of Operations by Business Segment section of this MD&A and Note 8 of the Notes to Consolidated Financial Statements included under Item 8 for additional information.

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

CNA Financial

On February 10, 2014, CNA entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business. Further information on the sale is included in Note 23 of the Notes to Consolidated Financial Statements included under Item 8.

Reserves – Estimates and Uncertainties

The level of reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically and any such review could result in the need to increase reserves in amounts which could be material and could adversely impact its results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Property and Casualty Claim and Claim Adjustment Expense Reserves

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (“IBNR”). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the discussion that follows and in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

—

uncertainty in future medical costs in workers’ compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased health care utilization; and/or the future costs of health care facilities. In addition, the relationship between workers’ compensation and government and private health care providers could change, potentially shifting costs to workers’ compensation;

—	increased uncertainty related to medical professional liability, medical products liability and workers’ compensation coverages resulting from the Patient Protection and Affordable Care Act;

—	significant class action litigation; and

—

mass tort claims, including bodily injury claims related to benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals and various other chemical and radiation exposure claims.

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

The Loss Portfolio Transfer is a retroactive reinsurance contract. During 2013 the cumulative amounts ceded under the Loss Portfolio Transfer exceeded the consideration paid, resulting in a $189 million deferred retroactive reinsurance gain. This deferred benefit will be recognized in earnings in future periods in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract.

Establishing Property & Casualty Reserve Estimates

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a “product” level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

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

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. CNA Specialty and CNA Commercial contain both long-tail and short-tail exposures. Hardy contains primarily short-tail exposures. Other contains long-tail exposures.

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

Currently, CNA’s recorded reserves are modestly higher than the actuarial point estimate. For CNA Commercial, CNA Specialty and Hardy, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, changes to the tort environment which may adversely impact claim costs and the effects from the economy. For CNA’s legacy A&EP liabilities, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.

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

Within CNA Specialty, CNA believes a material deviation to its net reserves is reasonably possible for professional liability and management liability products and Surety products. This includes professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. This also includes D&O, employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the health care delivery system. The most significant factor affecting reserve estimates for these products is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, CNA estimates that the net reserves would increase by approximately $550 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $200 million. CNA’s net reserves for these products were approximately $5.9 billion at December 31, 2013.

Within CNA Commercial, the two types of business for which CNA believes a significant deviation to its net reserves is reasonably possible are workers’ compensation and general liability.

For CNA Commercial workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $400 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $400 million. Net reserves for CNA Commercial workers’ compensation were approximately $4.6 billion at December 31, 2013.

For CNA Commercial general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for CNA Commercial general liability were approximately $3.7 billion at December 31, 2013.

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

The following table summarizes gross and net carried reserves for CNA’s property and casualty operations:

December 31	2013	2012

(In millions)

Gross Case Reserves	$ 8,374	$8,771
Gross IBNR Reserves	9,350	9,824

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$ 17,724	$18,595

Net Case Reserves	$ 7,541	$7,811
Net IBNR Reserves	8,486	8,786

Total Net Carried Claim and Claim Adjustment Expense Reserves	$ 16,027	$16,597

The following table summarizes the gross and net carried reserves for certain property and casualty business in run-off, including CNA Re and A&EP:

December 31	2013	2012

(In millions)

Gross Case Reserves	$ 1,140	$1,207
Gross IBNR Reserves	2,167	1,955

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$ 3,307	$3,162

Net Case Reserves	$ 283	$292
Net IBNR Reserves	184	220

Total Net Carried Claim and Claim Adjustment Expense Reserves	$ 467	$512

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

The actuarial assumptions represent management’s best estimates at the date the contract was issued plus a margin for adverse deviation. Actuarial assumptions include estimates of morbidity, mortality, policy persistency, discount rates and expenses over the life of the contracts. Under GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops. The impact of differences between the actuarial assumptions and actual experience is reflected in results of operations each period.

Annually, management assesses the adequacy of its GAAP reserves by product group by performing premium deficiency testing. In this test, reserves computed using best estimate assumptions as of the date of the test without provisions for adverse deviation are compared to the recorded reserves. If reserves determined based on management’s current best estimate assumptions are greater than the existing net GAAP reserves (i.e. reserves net of any Deferred acquisition costs asset), the existing net GAAP reserves would be increased to the greater amount. Any such increase would be reflected in CNA’s results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect CNA’s results of operations, equity and business and insurer financial strength and corporate debt ratings.

Payout Annuity Reserves

CNA’s payout annuity reserves consist primarily of single premium group and structured settlement annuities. The annuity payments are generally fixed and are either for a specified period or contingent on the survival of the payee. These reserves are discounted except for reserves for loss adjustment expenses on structured settlements not funded by annuities in its property and casualty insurance companies. In 2012 and 2011, CNA recognized a premium deficiency on its payout annuity reserves. Therefore, the actuarial assumptions established at time of issue have been unlocked and updated to management’s then current best estimate. The actuarial assumptions that management believes are subject to the most variability are discount rate and mortality.

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

CNA’s current GAAP payout annuity reserves contain a level of margin in excess of management’s current best estimates. Any required increase in the net GAAP reserves resulting from the hypothetical revisions in the table below would first reduce the margin before they would affect results of operations. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

December 31, 2013	Estimated Reduction to Pretax Income

(In millions of dollars)

Hypothetical revisions
Discount rate:
50 basis point decline	$106
100 basis point decline	247
Mortality:
5% decline	5
10% decline	31

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

The actuarial assumptions that management believes are subject to the most variability are discount rate, morbidity, and persistency, which can be affected by policy lapses and death. There is limited historical data and industry data available to CNA for these reserves, as only a small portion of the long term care policies which have been written to date are in claims paying status and trends in morbidity and mortality change over time. As a result, CNA’s long term care reserves may be subject to material increase if these trends develop adversely to its expectations.

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

CNA’s current GAAP long term care reserves contain a level of margin in excess of management’s current best estimates. Any required increase in the net GAAP reserves resulting from the hypothetical revisions in the table below would first reduce the margin before they would affect results of operations. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

December 31, 2013	Estimated Reduction to Pretax Income

(In millions of dollars)

Hypothetical revisions
Discount rate:
50 basis point decline	$305
100 basis point decline	1,041
Morbidity:
5% increase	188
10% increase	724
Persistency:
5% decline in voluntary lapse and mortality	18
10% decline in voluntary lapse and mortality	418

Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized above.

The following table summarizes the Life & Group Non-Core policyholder reserves:

December 31, 2013	Claim and claim adjustment expenses	Future policy benefits	Policyholders’ funds	Separate account business	Total

(In millions)

Long term care	$1,889	$7,329			$9,218
Payout annuities	613	1,990			2,603
Institutional markets	1	9	$57	$181	248
Other	37	4			41

Total	2,540	9,332	57	181	12,110
Shadow adjustments (a)	83	406			489
Ceded reserves	435	733	35		1,203

Total gross reserves	$3,058	$10,471	$92	$181	$13,802

December 31, 2012

Long term care	$1,683	$6,879			$8,562
Payout annuities	637	2,008			2,645
Institutional markets	1	12	$100	$312	425
Other	45	4			49

Total	2,366	8,903	100	312	11,681
Shadow adjustments (a)	162	1,812			1,974
Ceded reserves	478	760	34		1,272

Total gross reserves	$3,006	$11,475	$134	$312	$14,927

(a)

To the extent that unrealized gains on fixed income securities supporting long term care products and payout annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). The Shadow Adjustments presented above do not include $342 million and $369 million related to Deferred acquisition costs at December 31, 2013 and 2012.

Results of Operations

The following table summarizes the results of operations for CNA for the years ended December 31, 2013, 2012 and 2011 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8.

Year Ended December 31	2013	2012	2011

(In millions)

Revenues:
Insurance premiums	$7,271	$6,882	$6,603
Net investment income	2,450	2,282	2,054
Investment gains (losses)	27	60	(19)
Other	365	323	325

Total	10,113	9,547	8,963

Expenses:
Insurance claims and policyholders’ benefits	5,947	5,896	5,489
Amortization of deferred acquisition costs	1,362	1,274	1,176
Other operating expenses	1,318	1,327	1,234
Interest	166	170	185

Total	8,793	8,667	8,084

Income before income tax	1,320	880	879
Income tax expense	(378)	(247)	(244)
Amounts attributable to noncontrolling interests	(95)	(63)	(78)

Net income attributable to Loews Corporation	$847	$570	$557

2013 Compared with 2012

Net income increased $277 million in 2013 as compared with 2012. Net investment income increased $168 million, primarily driven by a significant increase in limited partnership results. These increases were partially offset by a decrease of $33 million ($19 million after tax and noncontrolling interests) in investment gains. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Insurance premiums increased $389 million, including an increase of $241 million related to Hardy, which was acquired in July of 2012. Insurance claims and policyholders’ benefits increased $51 million, primarily due to the impact of a $111 million (after tax and noncontrolling interests) deferred gain under retroactive reinsurance accounting and lower aggregate favorable net prior year development, partially offset by lower catastrophe impacts. Further information on net prior year development for 2013 and 2012 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

2012 Compared with 2011

Net income increased $13 million in 2012 as compared with 2011. Net investment income increased $228 million, driven by significantly favorable limited partnership results. In addition, investment gains (losses) increased $79 million ($45 million after tax and noncontrolling interests). See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Insurance premiums also increased $279 million, including the acquisition of Hardy. Insurance claims and policyholders’ benefits increased $407 million, primarily due to higher catastrophe impacts, including $171 million (after tax and noncontrolling interests) from Storm Sandy, and decreased aggregate favorable net prior year development. Further information on net prior year development for 2012 and 2011 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

The following table summarizes the results of CNA’s property and casualty operations for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31, 2013	CNA Specialty	CNA Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$3,091	$3,312	$396	$6,799
Net earned premiums	3,004	3,350	361	6,715
Net investment income	657	927	4	1,588
Net operating income	635	421	9	1,065
Net realized investment gains (losses)	(1)	(8)	1	(8)
Net income	634	413	10	1,057

Ratios:
Loss and loss adjustment expense	56.7%	73.9%	44.8%	64.6%
Expense	30.0	34.2	48.6	33.1
Dividend	0.2	0.2		0.2

Combined	86.9%	108.3%	93.4%	97.9%

Year Ended December 31, 2012

Net written premiums	$2,924	$3,373	$117	$6,414
Net earned premiums	2,898	3,306	120	6,324
Net investment income	592	854	3	1,449
Net operating income (loss)	453	250	(21)	682
Net realized investment gains	12	23		35
Net income (loss)	465	273	(21)	717

Ratios:
Loss and loss adjustment expense	63.2%	77.9%	60.3%	70.8%
Expense	31.5	35.3	57.2	34.0
Dividend	0.1	0.3		0.2

Combined	94.8%	113.5%	117.5%	105.0%

Year Ended December 31, 2011

Net written premiums	$2,872	$3,350		$6,222
Net earned premiums	2,796	3,240		6,036
Net investment income	500	763		1,263
Net operating income	465	333		798
Net realized investment gains (losses)	(3)	10		7
Net income	462	343		805

Ratios:
Loss and loss adjustment expense	59.3%	70.9%		65.5%
Expense	30.7	34.6		32.9
Dividend	(0.1)	0.3		0.1

Combined	89.9%	105.8%		98.5%

2013 Compared with 2012

Net written premiums increased $385 million in 2013 as compared with 2012, including an increase of $279 million related to Hardy. Excluding Hardy, the increase in net written premiums was primarily driven by increased rate, partially offset by previous underwriting actions taken in certain business classes in CNA Commercial. Net earned premiums increased $391 million in 2013 as compared with 2012, including $241 million related to Hardy. Excluding Hardy, the increase in net earned premiums was consistent with increases in net written premiums.

The CNA Specialty average rate increased 6% in 2013 as compared with an increase of 5% in 2012 for the policies that renewed in each period. Retention of 85% and 86% was achieved in each period. The CNA Commercial average rate increased 8% in 2013 as compared with an increase of 7% in 2012 for the policies that renewed in each period. Retention of 74% and 77% was achieved in each period. Hardy’s average rate decreased 2% in 2013 as compared with an increase of 1% for 2012 for the policies that renewed in each period. Retention of 70% and 68% was achieved in each period.

Net operating income increased $383 million in 2013 as compared to 2012, primarily due to improved underwriting results, higher net investment income and a settlement benefit of $28 million (after tax and noncontrolling interests) in 2013 for CNA Commercial. These favorable impacts were partially offset by unfavorable net prior year development in 2013 for CNA Commercial. Catastrophe losses were $100 million (after tax and noncontrolling interests) in 2013 as compared to $243 million (after tax and noncontrolling interests) in 2012.

The combined ratio improved 7.1 points in 2013 as compared to 2012. The loss ratio improved 6.2 points in 2013 as compared to 2012, primarily due to an improved current accident year non-catastrophe loss ratio and decreased catastrophe losses in CNA Commercial and Hardy. The expense ratio improved by 0.9 points, primarily due to a higher net earned premium base in CNA Specialty and Hardy, the impact of lower underwriting expenses in CNA Specialty and decreased expenses including favorable changes in estimates of insurance assessment liabilities in CNA Commercial.

Favorable net prior year development decreased by $84 million, from $239 million in 2012 to $155 million in 2013. Further information on net prior year development is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

The CNA Specialty average rate increased 5% in 2012 as compared to flat average rate in 2011 for the policies that renewed in each period. Retention of 86% and 87% was achieved in each period. The CNA Commercial average rate increased 7% in 2012 as compared with an increase of 2% in 2011 for the policies that renewed in each period. Retention of 77% and 78% was achieved in each period.

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

Favorable net prior year development decreased by $189 million, from $428 million in 2011 to $239 million in 2012. Further information on net prior year development is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Life & Group Non-Core and Other Operations

Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other primarily includes certain CNA corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and A&EP.

On February 10, 2014, CNA entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business. Further information on the sale is included in Note 23 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the results of CNA’s Life & Group Non-Core and Other operations for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31, 2013	Life & Group Non-Core	Other	Total

(In millions)

Net earned premiums	$559		$559
Net investment income	830	$32	862
Net operating loss	(52)	(182)	(234)
Net realized investment gains	21	3	24
Net loss	(31)	(179)	(210)

Year Ended December 31, 2012

Net earned premiums	$560		$560
Net investment income	801	$32	833
Net loss	(81)	(66)	(147)

Year Ended December 31, 2011

Net earned premiums	$569		$569
Net investment income	759	$32	791
Net operating loss	(187)	(44)	(231)
Net realized investment losses	(4)	(13)	(17)
Net loss	(191)	(57)	(248)

2013 Compared with 2012

Net loss increased $63 million in 2013 as compared with 2012, primarily driven by the impact of a $111 million (after tax and noncontrolling interests) deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer, as further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8. The results were partially offset by $40 million (after tax and noncontrolling interests) of expenses in 2012 due to unlocking actuarial reserve assumptions on CNA’s payout annuity business and long term care reserve strengthening. In 2013, payout annuity reserves were determined to be adequate, therefore no unlocking of actuarial assumptions was required.

CNA’s long term care business was positively impacted in 2013 by the effect of rate increase actions. The favorable impact of rate increase actions was more than offset by unfavorable morbidity.

2012 Compared with 2011

Net earned premiums, which relate primarily to the individual and group long term care businesses, decreased $9 million in 2012 as compared with 2011, primarily due to lapsing of policies in CNA’s individual long term care business, which is in run-off, partially offset by increased premiums resulting from rate increase actions related to this business.

Net loss decreased $101 million in 2012 as compared with 2011. The results include expenses of $22 million (after tax and noncontrolling interests) in 2012 and $104 million (after tax and noncontrolling interests) in 2011 related to CNA’s payout annuity business, due to unlocking actuarial reserve assumptions. The initial reserving assumptions for these contracts were determined at issuance, including a margin for adverse deviation, and were locked in throughout the life of the contract unless a premium deficiency developed. The increase to the related reserves in 2012 related to anticipated adverse changes in discount rates, which reflected the low interest rate environment and CNA’s view of expected future investment yields. The increase in 2011 related to anticipated adverse changes in mortality and discount rates. Additionally, long term care claim reserves were increased $18 million (after tax and noncontrolling interests) in 2012 and $30 million (after tax and noncontrolling interests) in 2011.

The decrease in net loss was also driven by improved results in Life & Group Non-Core life settlement contracts business and the impact of unfavorable performance in 2011 on its remaining pension deposit business.

Diamond Offshore

Diamond Offshore’s pretax income is primarily a function of contract drilling revenue earned less contract drilling expenses incurred or recognized. The two most significant variables affecting Diamond Offshore’s revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. These factors are not within Diamond Offshore’s control and are difficult to predict. Revenue from dayrate drilling contracts are generally recognized as services are performed, consequently, when a rig is idle, no dayrate is earned and revenue will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, rig mobilizations, required surveys and shipyard projects. In connection with certain drilling contracts, Diamond Offshore may receive fees for the mobilization of equipment. In addition, some of Diamond Offshore’s drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements for which it may be compensated.

Diamond Offshore’s pretax income is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates, and short term reductions in utilization do not necessarily result in lower operating expenses. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or “warm stacked” state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on pretax income.

Operating expenses represent all direct and indirect costs associated with the operation and maintenance of Diamond Offshore’s drilling equipment. The principal components of Diamond Offshore’s operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of Diamond Offshore’s operating expenses. In general, labor costs increase primarily due to higher salary levels, rig staffing requirements and costs associated with labor regulations in the geographic regions in which Diamond Offshore’s rigs operate. In addition, the costs associated with training new and seasoned employees can be significant. Diamond Offshore expects its labor and training costs to increase in 2014 as a result of increased hiring and training activities as it continues the process of crewing its remaining drillships and semisubmersible rigs under construction. Costs to repair and maintain equipment fluctuate depending upon the type of activity the drilling rig is performing, as well as the age and condition of the equipment and the regions in which Diamond Offshore’s rigs are working.

Pretax income is negatively impacted when Diamond Offshore performs certain regulatory inspections, which it refers to as a 5-year survey, or special survey, that are due every five years for each of Diamond Offshore’s rigs. Operating revenue decreases because these special surveys are generally performed during scheduled downtime in a shipyard. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs which are recognized as incurred. Repair and maintenance activities may result from the special survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year, as well as from quarter to quarter.

In addition, pretax income may also be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require dry-docking or shipyard time, except for rigs located in the United Kingdom (“U.K.”) and Norwegian sectors of the North Sea.

During 2014, six of Diamond Offshore’s rigs will require 5-year surveys and another three rigs will complete surveys that commenced in 2013. These nine rigs are expected to be out of service for approximately 380 days in the aggregate. Diamond Offshore also expects to spend an additional approximately 670 days during 2014 for intermediate surveys, the mobilization of rigs, contract acceptance testing and extended maintenance projects, including contract preparation work for the Ocean Endeavor (approximately 162 days) and North Sea enhancements for the Ocean Patriot (approximately 165 days). The service-life-extension project for the Ocean Confidence is expected to commence late in the first quarter of 2014, and the rig will be out of service for the balance of the year (approximately 290 days). Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

Diamond Offshore is self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on its financial condition, results of operations and cash flows. Under its insurance policy that expires on May 1, 2014, Diamond Offshore carries physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which its deductible for physical damage is $25 million per occurrence. Diamond Offshore does not typically retain loss-of-hire insurance policies to cover its rigs.

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

Recent Developments

The ultra-deepwater market has weakened, with an increasing number of rigs competing for fewer available jobs, resulting in a downward trend in recent contract dayrate fixtures and shorter term contracts executed. The most active ultra-deepwater floater markets remain primarily within the offshore basins of West Africa, Brazil and the Gulf of Mexico. However, there has been limited tendering activity thus far in 2014 and the outlook is uncertain for the remainder of 2014. If this trend continues, ultra-deepwater floaters could experience lower utilization, or idle time, and realize lower margins. Many industry analysts predict that there will be an oversupply of floaters in the ultra-deepwater market by the end of 2014.

The market for deepwater floaters has also weakened and is characterized by intermittent demand, and multiple existing rigs face pockets of idle time throughout 2014 while newbuilds may have challenges securing work. Dayrate fixtures are also moderating in this market and are projected by industry analysts to continue softening in 2014. This market has also seen limited tendering activity in 2014 with an uncertain outlook for the balance of the year.

Strength in the mid-water market also varies significantly by region. In both the U.K. and Norwegian sectors of the North Sea, the mid-water market is showing some signs of weakening, in the form of moderating or decreasing dayrates in part due to an increase in the availability of sublet opportunities being offered for some term contracted rigs. Increasing operator interest in frontier markets across Southeast Asia and South America, including Myanmar, Peru, Nicaragua, Trinidad and Tobago, and Colombia, indicates possible future strengthening in those regions, although opportunities in these areas are not expected to emerge quickly. In the Gulf of Mexico, demand for mid-water rigs is limited, while in Brazil, demand has moderated.

Since 2010, there have been a significant number of orders for newbuild ultra-deepwater and deepwater floaters by established drilling contractors as well as new entrants to the industry. Currently, there are approximately 100 newbuild floater rigs that have been announced, including an estimated 28 rigs potentially to be built on behalf of Petróleo Brasileiro S.A. Excluding these customer-ordered rigs, 31 of the 57 newbuilds scheduled for delivery in 2014 through 2015 are not yet contracted for future work, including two of Diamond Offshore’s four rigs expected to be delivered in 2014 and 2015. The offshore drilling industry has been challenged by the addition of these newbuild rigs, which has increased competition and has resulted in downward pressure on dayrates. The influx of newbuilds into the market, combined with established rigs coming off contract in 2014 and 2015, is expected to continue to weaken the ultra-deepwater and deepwater floater markets.

The offshore drilling industry continues to be challenged by growing regulatory demands and more complex customer specifications, which could disadvantage some lower specification rigs. Additionally, customer focus on completing existing projects, possible reduction or deferral of new investment, reallocation of budgets away from offshore projects and particular customer requirements in certain markets could displace, or reduce demand and result in the migration of some ultra-deepwater rigs to work in deepwater, and likewise, some deepwater rigs to compete against mid-water rigs. Various rigs across all segments could experience lower utilization or idle time and lower specification rigs could be cold stacked or scrapped.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of February 5, 2014, October 23, 2013 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) and February 1, 2013 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2012). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% – 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	February 5, 2014	October 23, 2013	February 1, 2013

(In millions)

Floaters:
Ultra-Deepwater (a)	$4,111	$4,306	$4,422
Deepwater (b)	794	862	1,229
Mid-Water (c)	1,744	1,997	2,649

Total Floaters	6,649	7,165	8,300
Jack-ups	180	188	272

Total	$6,829	$7,353	$8,572

(a)

As of February 5, 2014, for ultra-deepwater floaters includes (i) $823 million attributable to contracted operations offshore Brazil for the years 2014 and 2015, (ii) $1.8 billion attributable to future work for two newbuild drillships, one of which is under construction, for the years 2014 to 2019 and (iii) $641 million attributable to future work for the ultra-deepwater semisubmersible rig under construction for the years 2016 to 2019.

(b)

As of February 5, 2014, for deepwater floaters includes (i) $308 million attributable to contracted operations offshore Brazil for the years 2014 to 2016 and (ii) $36 million for the years 2014 and 2015 attributable to future work for the Ocean Apex, which is under construction.

(c)	As of February 5, 2014, for mid-water floaters includes $421 million attributable to contracted operations offshore Brazil for the years 2014 and 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of February 5, 2014:

Year Ended December 31	Total	2014	2015	2016	2017 – 2019

(In millions)

Floaters:
Ultra-Deepwater (a)	$4,111	$971	$1,198	$499	$1,443
Deepwater (b)	794	516	216	62
Mid-Water (c)	1,744	999	471	159	115

Total Floaters	6,649	2,486	1,885	720	1,558
Jack-ups	180	110	48	22

Total	$6,829	$2,596	$1,933	$742	$1,558

(a)

As of February 5, 2014, for ultra-deepwater floaters includes (i) $499 million and $324 million for the years 2014 and 2015, attributable to contracted operations offshore Brazil, (ii) $174 million, $361 million and $362 million for the years 2014 to 2016, and $909 million in the aggregate for the years 2017 to 2019, attributable to future work for two newbuild drillships, one of which is under construction and (iii) $107 million for the year 2016 and $534 million in the aggregate for the years 2017 to 2019 attributable to future work for the ultra-deepwater semisubmersible rig under construction.

(b)

As of February 5, 2014, for deepwater floaters includes (i) $112 million, $134 million and $62 million for the years 2014 to 2016, attributable to contracted operations offshore Brazil and (ii) $29 million and $7 million for the years 2014 and 2015 attributable to future work for the Ocean Apex, which is under construction.

(c)	As of February 5, 2014, for mid-water floaters includes $342 million and $79 million for the years 2014 and 2015, attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of February 5, 2014. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for rigs under construction.

Year Ended December 31	2014 (a)	2015 (a)	2016 (a)	2017 – 2019

Floaters:
Ultra-Deepwater	87%	62%	26%	19%
Deepwater	58%	21%	7%
Mid-Water	59%	26%	6%	1%
Total Floaters	67%	37%	13%	7%
Jack-ups	53%	20%	9%

(a)

As of February 5, 2014, includes approximately 1,570, 270 and 215 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for 2014, 2015 and 2016.

Dayrate and Utilization Statistics

Year Ended December 31	2013	2012	2011

Revenue earning days (a)
Floaters:
Ultra-Deepwater	2,392	2,475	2,387
Deepwater	1,530	1,605	1,718
Mid-Water	4,186	4,639	5,254
Jack-ups (b)	1,949	1,753	2,218

Utilization (c)
Floaters:
Ultra-Deepwater	82%	85%	82%
Deepwater	84%	88%	94%
Mid-Water	64%	68%	72%
Jack-ups (d)	76%	53%	47%

Average daily revenue (e)
Floaters:
Ultra-Deepwater	$344,200	$354,900	$342,900
Deepwater	403,100	368,800	416,500
Mid-Water	275,700	263,600	269,600
Jack-ups	88,600	90,200	81,900

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)

Revenue earning days for the years ended December 31, 2012 and 2011 included approximately 87 days and 720 days, earned by Diamond Offshore’s jack-up rigs during the respective periods prior to being sold in 2012.

(c)	Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(d)

Utilization for Diamond Offshore’s jack-up rigs would have been 87% and 59% for the years ended December 31, 2012 and 2011, excluding revenue earning days and total calendar days associated with rigs that were sold in 2012.

(e)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2013, 2012 and 2011 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2013	2012	2011

(In millions)

Revenues:
Contract drilling revenues	$2,844	$2,936	$3,254
Net investment income	1	5	7
Investment gains			1
Other	81	131	73

Total	2,926	3,072	3,335

Expenses:
Contract drilling expenses	1,573	1,537	1,549
Other operating expenses	554	572	535
Interest	25	46	73

Total	2,152	2,155	2,157

Income before income tax	774	917	1,178
Income tax expense	(245)	(223)	(250)
Amounts attributable to noncontrolling interests	(272)	(357)	(477)

Net income attributable to Loews Corporation	$257	$337	$451

2013 Compared with 2012

Contract drilling revenue decreased $92 million in 2013 as compared with 2012, while contract drilling expense increased $36 million during the same period. Contract drilling revenue was negatively impacted by a decrease in revenue earned by Diamond Offshore’s ultra-deepwater and mid-water fleets, partially offset by favorable revenue variances for its deepwater and jack-up rigs. The increase in contract drilling expense reflects higher labor and personnel related costs primarily as a result of mid-2013 pay increases and costs associated with additional crews for Diamond Offshore’s new rigs expected to be delivered in 2014 and for the Ocean Onyx delivered in the fourth quarter of 2013, higher repairs and maintenance and inspection costs, partially offset by decreased mobilization and freight costs.

Revenue generated by ultra-deepwater floaters decreased $48 million in 2013 as compared with 2012, due to lower average daily revenue of $25 million, a decrease in amortized mobilization revenue of $18 million and decreased utilization of $30 million, partially offset by $25 million of revenue recognized in connection with a settlement agreement entered into with a customer. The settlement agreement related to amounts due to Diamond Offshore during 2013 for which revenue of $56 million was not recognized due to the financial condition of the customer. The decrease in average daily revenue is primarily due to a contract extension for the Ocean Rover at a significantly lower dayrate than previously earned. Amortized mobilization fees decreased primarily due to the recognition of mobilization revenue in the 2012 period associated with the Ocean Monarch’s mobilization to Vietnam. The decrease in revenue earning days is primarily due to incremental unplanned downtime, partially offset by a reduction in downtime for shipyard projects and inspection.

Revenue generated by deepwater floaters increased $19 million in 2013 as compared with 2012, as a result of higher average daily revenue of $52 million, partially offset by a decrease in utilization of $28 million and lower amortized mobilization revenue of $5 million. Average daily revenue increased in 2013 primarily due to the Ocean Valiant and Ocean Victory both working at significantly higher dayrates than those rigs earned in 2012. The decline in revenue earning days is due to incremental unscheduled downtime for repairs, scheduled shipyard projects and mobilization of the Ocean America.

Revenue generated by mid-water floaters decreased $77 million in 2013 as compared with 2012, as a result of decreased utilization of $119 million and a reduction in amortized mobilization and contract preparation fees of $8 million, partially offset by higher average daily revenue of $50 million. Revenue earning days decreased primarily due to an increase in planned downtime for shipyard inspections and projects, cold-stacking of a rig, and 136 fewer days for the Ocean Quest and Ocean Lexington for which the associated revenue of $61 million was not recognized due to the financial condition of two of Diamond Offshore’s customers and since collection of the amounts due was not reasonably assured, partially offset by fewer days for the mobilization of rigs. The increase in average daily revenue is primarily due to new contracts and contract renewals for four rigs at higher dayrates than previously earned.

Revenue generated by jack-up rigs increased $14 million in 2013 as compared with 2012, primarily due to utilization of a rig which was warm stacked in 2012 earning $26 million of revenue in 2013, partially offset by the absence of revenue attributable to six jack-up rigs that Diamond Offshore sold in 2012. These rigs earned aggregate revenue of $5 million in 2012. Revenues in 2013 were further reduced by scheduled downtime for repairs for two jack-up rigs.

Net income decreased $80 million in 2013 as compared with 2012 reflecting the decline in revenue, increase in contract drilling expense and recognition of bad debt expense of $23 million, partially offset by lower interest expense. The decrease in interest expense is primarily due to an increase in interest capitalized on eligible construction projects in 2013, partially offset by incremental interest expense for the senior unsecured notes issued in 2013 and interest expense associated with uncertain tax positions in the Mexico tax jurisdiction. Net income for 2012 also included a $32 million gain (after tax and noncontrolling interests) on the sale of six jack-up rigs and an impairment loss of $19 million (after tax and noncontrolling interests) recognized on three mid-water floaters.

Diamond Offshore’s effective tax rate for 2013 increased as compared with 2012. The higher effective tax rate in 2013 is primarily the result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, as well as the international jurisdictions in which Diamond Offshore operates and a $57 million ($27 million after noncontrolling interests) charge related to an uncertain tax position for Egyptian operations. The increase in the effective rate is partially offset by the recognition of the impact of The American Taxpayer Relief Act of 2012, which reduced 2013 income tax expense by $28 million ($13 million after noncontrolling interests). The Act, which was signed into law on January 2, 2013, extended through 2013 several expired temporary business provisions, commonly referred to as “extenders” which were retroactively extended to the beginning of 2012.

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

Revenue generated by ultra-deepwater floaters increased $61 million in 2012 as compared with 2011, primarily due to increased average daily revenue of $30 million and increased utilization of $30 million due to higher revenue earning days. The increase in average daily revenue was primarily due to higher dayrates earned by the Ocean Monarch operating internationally during 2012 compared with the rig operating in the GOM in 2011. The increase in revenue earning days was primarily due to downtime associated with the Ocean Monarch in 2011, partially offset by a decrease in revenue earning days in 2012 for other ultra-deepwater rigs as a result of scheduled surveys and shipyard projects as well as unscheduled downtime for repairs in 2012.

Revenue generated by deepwater floaters decreased $135 million in 2012 as compared with 2011, primarily due to a $76 million decrease in average daily revenue, a $47 million decrease in utilization as a result of fewer revenue earning days and a $12 million decrease in amortized mobilization fees. The decline in average daily revenue during 2012 was primarily due to the completion of the Ocean Valiant’s contract in Angola in December of 2011 which was at a significantly higher dayrate than the rig earned during 2012. The decrease in utilization during 2012 was primarily due to higher incremental downtime for shipyard projects and inspections as compared with 2011.

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

Net income decreased in 2012 as compared with 2011 reflecting a decline in revenue and a $19 million impairment loss (after tax and noncontrolling interests) on three mid-water floaters which were expected to be disposed of in 2013. Net income for 2012 included a $32 million gain (after tax and noncontrolling interests) on the sale of six jack-up rigs. In addition, interest expense decreased $27 million in 2012 as compared with 2011 primarily due to incremental interest costs capitalized during 2012 related to the continuing rig construction projects.

Diamond Offshore’s annual effective tax rate for 2012 increased as compared with 2011. The higher effective tax rate in 2012 was primarily the result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, the mix of international tax jurisdictions in which Diamond Offshore operates and the impact of a tax law provision that expired at the end of 2011. This provision allowed Diamond Offshore to defer recognition of certain foreign earnings for U.S. tax purposes during 2011, which deferral was unavailable in 2012. Diamond Offshore’s 2011 tax expense also included the reversal of $15 million of U.S. income tax expense, originally recognized in 2010, related to Diamond Offshore’s intention at that time to repatriate certain foreign earnings which changed in 2011 subsequent to its decision to build new drillships overseas.

Boardwalk Pipeline

Boardwalk Pipeline derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”) and gathering and processing of natural gas for third parties. Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline offers firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Boardwalk Pipeline’s NGL contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Boardwalk Pipeline’s NGL storage rates are market based rates and contracts are typically fixed price arrangements with escalation clauses. Boardwalk Pipeline is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in the level of natural gas and NGL prices may impact the volumes of gas transported and stored on its pipeline systems. Boardwalk Pipeline’s operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations.

Market Conditions and Contract Renewals

Boardwalk Pipeline provides natural gas transportation services to customers that are directly connected to its pipeline system and, through interconnects with third party pipelines, to customers that are not directly connected to Boardwalk Pipeline’s system. Transportation rates that Boardwalk Pipeline can charge customers it serves through interconnects with third party pipelines are heavily influenced by current and anticipated basis differentials. Basis differentials, generally the difference in the price of natural gas at receipt and delivery points across Boardwalk Pipeline’s natural gas pipeline system, influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, the proximity of supply areas to end use markets, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by Boardwalk Pipeline’s pipeline systems. New sources of natural gas continue to be identified and developed in the U.S., including the Marcellus and the Utica shale plays, which are closer to the traditional high value markets that Boardwalk Pipeline serves than the supply basins connected to Boardwalk Pipeline’s facilities. As a result, pipeline infrastructure has been and continues to be developed to move natural gas and NGLs from these supply basins to market areas, resulting in changes in pricing dynamics between supply basins, pooling points and market areas. Additionally, these new supplies of natural gas have reduced production or slowed production growth from supply areas connected to Boardwalk Pipeline’s pipelines and have caused some of the gas production that is supplied to Boardwalk Pipeline’s system to be diverted to other market areas. As a result of the new sources of supply and related pipeline infrastructure discussed above, basis differentials on Boardwalk Pipeline’s pipeline systems have narrowed significantly in recent years, reducing the transportation rates and other contract terms Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for its interruptible and firm transportation services.

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and needs to be renewed or replaced. Due to the factors noted above, in recent periods Boardwalk Pipeline has renewed many expiring contracts at lower rates and for shorter terms than in the past, which has materially adversely impacted its firm and interruptible transportation revenues. In light of the market conditions discussed above, natural gas transportation contracts that Boardwalk Pipeline has renewed or entered into in 2013 and in recent years have been at lower rates, and any remaining available capacity generally has been marketed and sold at lower rates under short term firm or interruptible contracts, or in some cases not sold at all. As a result, capacity reservation charges under firm transportation agreements for the year ended December 31, 2013 were lower by $45 million than they were for 2012. Boardwalk Pipeline expects this trend to continue and therefore may not be able to sell its available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts, all of which would continue to adversely impact its transportation revenues, earnings and distributable cash flows and could impact Boardwalk Pipeline on a long term basis.

More recently, Boardwalk Pipeline has seen the value of its storage and PAL services adversely impacted by the factors discussed above, which have contributed to a narrowing of natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the price volatility of natural gas to decline significantly, reducing the rates Boardwalk Pipeline can charge for its storage and PAL services. Based on the current forward pricing curve, which is backwardated, time period price spreads for 2013 have significantly deteriorated from the 2012 levels and Boardwalk Pipeline expects such conditions to persist. In recent months, Boardwalk Pipeline has seen the deterioration of storage spreads accelerate and that trend is expected to continue into 2014. These market conditions, together with regulatory changes in the financial services industry, have also caused a number of gas marketers, which have traditionally been large consumers of Boardwalk Pipeline’s storage and PAL services, to exit the market, further negatively impacting the market for those services. A reduced need for storage as supply increases, narrowing time period price spreads and fewer market participants has caused, and could continue to cause demand for Boardwalk Pipeline’s storage and PAL services to decline on a long term basis.

In February of 2014, Boardwalk Pipeline declared a quarterly distribution of $0.10 per unit, which was less than the quarterly distributions of $0.5325 per unit that have been declared and paid in recent prior periods, which reflects the market conditions described above and the resulting cumulative impact on Boardwalk Pipeline’s business from the decline in transportation and storage revenues. Boardwalk Pipeline intends to use the increase in cash that is not distributed to unitholders to fund growth and/or to repay indebtedness. We have offered Boardwalk Pipeline up to $300 million of subordinated loans to fund growth, if it is needed. Boardwalk Pipeline intends to use those sources of capital to fund its growth and reduce its leverage (including its Debt-to-EBITDA ratio) in lieu of issuing additional limited partnership units which would be dilutive to unitholders. Boardwalk Pipeline cannot give assurances that it will complete future growth projects or acquisitions or, if completed, that they will be accretive to its earnings and cash flow, that Boardwalk Pipeline will be successful in reducing its leverage, or that Boardwalk

Pipeline will not issue and sell additional limited partnership units to fund its growth or for other partnership purposes.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2013, 2012 and 2011 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2013	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$1,231	$1,187	$1,144
Net investment income	1
Investment losses		(3)

Total	1,232	1,184	1,144

Expenses:
Operating	776	717	760
Impairment of goodwill	52
Interest	163	166	173

Total	991	883	933

Income before income tax	241	301	211
Income tax expense	(56)	(70)	(57)
Amounts attributable to noncontrolling interests	(107)	(122)	(77)

Net income attributable to Loews Corporation	$78	$109	$77

2013 Compared with 2012

Total revenues increased $48 million for 2013 as compared with 2012. This increase is primarily due to $63 million of revenues earned from Boardwalk Louisiana Midstream LLC (“Louisiana Midstream”), acquired in October of 2012, a $30 million gain from the sale of storage gas and an increase in fuel revenues of $9 million primarily due to higher natural gas prices. The increase in revenues was partially offset by the market conditions discussed above, resulting in lower transportation revenues, excluding fuel, of $53 million and $4 million of reduced storage and PAL revenues.

Operating expenses increased $59 million for 2013, compared to 2012. This increase is primarily due to $38 million of expenses incurred by Louisiana Midstream, higher depreciation and property taxes of $9 million due to an increase in the asset base and increased fuel costs of $6 million due to higher natural gas prices.

Boardwalk Pipeline recognized a goodwill impairment charge of $52 million ($16 million after tax and noncontrolling interests) for the year ended December 31, 2013, representing the carrying value of goodwill related to its reporting unit which included goodwill associated with the acquisition of Petal Gas Storage, LLC (formerly referred to as Boardwalk HP Storage Company, LLC) (“Petal”) in December of 2011. The fair value of the reporting unit declined from the amount determined in 2012 primarily due to the recent narrowing of time period price spreads and reduced volatility which negatively affects the value of Boardwalk Pipeline’s storage and PAL services and the cumulative effect of reduced basis spreads on the value of Boardwalk Pipeline’s transportation services.

Net income decreased $31 million for 2013 as compared with 2012 reflecting higher revenues offset by increased expenses as discussed above. The percentage of income attributable to noncontrolling interests increased as a result of equity offerings in 2012 and 2013 by Boardwalk Pipeline, decreasing our ownership percentage from 59% in 2012 to 54% in 2013.

2012 Compared with 2011

Total revenues increased $40 million in 2012 as compared with 2011, primarily due to $63 million of revenues earned by Petal and Louisiana Midstream and higher PAL and storage revenues of $14 million resulting from improved market conditions. The increase in revenues was partially offset by a decrease in retained fuel of $34 million primarily due to lower natural gas prices.

Operating expenses decreased $43 million in 2012 as compared with 2011. The primary drivers of the decrease were charges incurred in 2011 including a $29 million impairment charge associated with Boardwalk Pipeline’s materials and supplies, an expense of $5 million representing an insurance deductible associated with replacing compressor assets and $4 million of gas losses associated with the Bistineau storage facility. In addition, in the 2012 period there were lower fuel costs of $21 million due to lower natural gas prices, lower general and administrative expenses of $16 million as a result of cost management activities and lower operation and maintenance expenses of $11 million primarily from lower maintenance project costs and outside services. These decreases were partially offset by $38 million of expenses incurred by Petal and Louisiana Midstream and $9 million of asset impairment charges. The 2011 period included a gain of $9 million from the sale of storage gas. Interest expense decreased $7 million for 2012, primarily from a charge recorded in 2011 on the early extinguishment of debt, partially offset by increased debt levels and higher average interest rates.

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

HighMount’s revenues and profitability depend substantially on natural gas and oil prices and HighMount’s ability to increase its natural gas and oil production. Natural gas and NGL prices remain at low levels due to an increase in the supply of natural gas and NGL resulting from new sources of supply recoverable from shale formations, primarily the result of technological advancements in horizontal drilling and hydraulic fracturing. As a result, it has become uneconomical for HighMount to drill new natural gas wells which has led it to change its capital investments strategy from natural gas production to exploration and development of potential oil producing properties. HighMount has drilled a number of exploratory wells on its properties in the Mississippian Lime and Woodford Shale plays in Oklahoma and in the Wolfcamp zone of its Sonora acreage. Exploration of potential oil producing properties, including drilling and completion of horizontal wells, carries more risk and is significantly more expensive than drilling traditional vertical natural gas-producing wells. HighMount is not currently drilling new wells on its Oklahoma properties and has one drilling rig working in the Wolfcamp area. To date, these exploratory wells have not yielded sufficient quantities of oil to support commercial development of these properties. Further study and refinement of drilling techniques will be required in order to determine whether there is an economic development opportunity. HighMount has incurred substantial ceiling test and other impairment charges as a result of the market conditions and drilling efforts discussed above and could incur significant additional impairment charges in the future if these conditions continue or HighMount’s efforts to develop sufficient new proved reserves are not successful.

The focus on exploring oil producing properties has led to a reduction in natural gas and NGL production and an increase in oil production. Natural gas production at HighMount has declined from 45.4 Bcf in 2011 to 33.0 Bcf in 2013. Revenues from the sale of oil, including the impact of hedges, amounted to 20% of HighMount’s total revenues for the year ended December 31, 2013 as compared to 15% and 7% of its total revenue for the years ended December 31, 2012 and 2011. The price HighMount realizes for its production is also affected by HighMount’s hedging activities, as well as locational differences in market prices.

HighMount’s operating expenses consist primarily of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. Production expenses represent costs incurred to operate and maintain wells, related equipment and facilities and transportation costs and contain a significant fixed cost component. Production expenses per Mcfe increased primarily as a result of lower natural gas and NGL production that has absorbed HighMount’s fixed costs. HighMount’s increased focus on oil production also contributed to the increase in production cost per Mcfe due to HighMount’s oil projects generally requiring a higher cost to produce per equivalent unit than HighMount’s gas projects. Production and ad valorem taxes increase or decrease primarily when prices of natural gas and oil increase or decrease, but they are also affected by changes in production and state incentive programs, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance and revisions due to changing commodity prices.

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for 2013, 2012 and 2011:

Year Ended December 31	2013	2012	2011

Gas production (Bcf)	33.0	39.1	45.4
Gas sales (Bcf)	30.6	36.6	42.7
NGL production/sales (Mbbls)	2,002.2	2,357.2	2,693.7
Oil production/sales (Mbbls)	563.6	501.0	282.2
Equivalent production (Bcfe)	48.4	56.2	63.3
Equivalent sales (Bcfe)	46.0	53.7	60.6

Average realized prices without hedging results:
Gas (per Mcf)	$3.53	$2.67	$3.94
NGL (per Bbl)	31.84	37.35	52.70
Oil (per Bbl)	93.18	86.29	89.43
Equivalent (per Mcfe)	4.87	4.26	5.54

Average realized prices with hedging results:
Gas (per Mcf)	$4.23	$4.24	$5.84
NGL (per Bbl)	36.05	38.36	39.60
Oil (per Bbl)	92.97	91.41	89.43
Equivalent (per Mcfe)	5.52	5.42	6.30

Average cost per Mcfe:
Production expenses	$1.66	$1.33	$1.20
Production and ad valorem taxes	0.27	0.23	0.39
General and administrative expenses	0.86	0.76	0.68
Depletion expense	1.13	1.45	1.18

Results of Operations

The following table summarizes the results of operations for HighMount for the years ended December 31, 2013, 2012 and 2011 as presented in Note 22 of the Notes to Consolidated Financial Statements included in Item 8.

Year Ended December 31	2013	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$260	$297	$390
Investment losses	(1)		(34)

Total	259	297	356

Expenses:
Impairment of goodwill	584
Other operating expenses
Impairment of natural gas and oil properties	291	680
Operating	252	239	245
Interest	17	14	46

Total	1,144	933	291

Income (loss) before income tax	(885)	(636)	65
Income tax (expense) benefit	311	229	(24)

Net income (loss) attributable to Loews Corporation	$(574)	$(407)	$41

For the years ended December 31, 2013 and 2012, HighMount recorded ceiling test impairment charges of $291 million and $680 million ($186 million and $433 million after tax). The 2013 write-downs were primarily attributable to negative reserve revisions due to variability in well performance where HighMount is testing different horizontal target zones and hydraulic fracture designs and due to reduced average NGL prices used in the ceiling test calculations. The 2012 write-downs were the result of declines in natural gas and NGL prices. The December 31, 2013 ceiling test calculation was based on average 2013 prices of $3.67 per MMBtu for natural gas, $35.39 per Bbl for NGLs and $96.94 per Bbl for oil. The December 31, 2012 ceiling test calculation was based on average 2012 prices of $2.76 MMBtu for natural gas, $41.11 per Bbl for NGLs and $94.71 per Bbl for oil. Low natural gas and NGL prices, which are not anticipated to improve in the near term, and high drilling and completion costs of horizontal wells targeting oil reserves, compared to traditional vertical gas wells, as well as lower than anticipated production from recently completed wells, have adversely impacted HighMount’s results of operations and cash flows. The continuation of these factors could result in ceiling test impairment charges in future periods, which may be material.

Recognition of a ceiling test impairment charge is considered a triggering event for purposes of assessing any potential impairment of goodwill. The quantitative goodwill impairment analysis is a two-step process. The first step compares HighMount’s estimated fair value to its carrying value. Due to the continued low market prices for natural gas and NGLs, the recent history of quarterly ceiling test write-downs during 2012 and 2013 and potential for future impairments, and negative reserve revisions recognized during 2013, HighMount reassessed its goodwill impairment analysis. To determine fair value, HighMount used a market approach which required significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to, earnings before interest, tax, depreciation and amortization, production and reserves, control premium, discount rates and required capital expenditures. These valuation techniques were based on analysis of comparable public companies, adjusted for HighMount’s growth profile. In the first step, HighMount determined that its carrying value exceeded its fair value requiring HighMount to perform the second step and to estimate the fair value of its assets and liabilities. The carrying value of goodwill is limited to the amount that HighMount’s estimated fair value exceeds the fair value of assets and liabilities. As a result, HighMount recorded a goodwill impairment charge of $584 million ($382 million after tax) for the year ended December 31, 2013, consisting of all of its remaining goodwill.

2013 Compared with 2012

HighMount’s operating revenues decreased $37 million for 2013 as compared with 2012 primarily due to reduced natural gas and NGL sales volumes and reduced NGL sales prices. HighMount sold 46.0 Bcfe in 2013 compared to 53.7 Bcfe in 2012. The decrease in sales volume was primarily due to the discontinued drilling of conventional vertical natural gas wells in recent years, as well as reduced maintenance of existing producing wells.

HighMount had hedges in place as of December 31, 2013 that covered approximately 59.9% and 20.9% of its total estimated 2014 and 2015 natural gas equivalent production at a weighted average price of $5.52 and $4.24 per Mcfe.

Operating expenses increased by $13 million for 2013 as compared with 2012 primarily as a result of an impairment charge of $34 million related to HighMount’s gathering pipelines in the Permian Basin due to low natural gas and NGL prices and decreased production, partially offset by lower DD&A expenses due to the impairment of natural gas and oil properties recorded in 2013 and 2012.

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

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2013, 2012 and 2011 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2013	2012	2011

(In millions)

Revenues:
Other revenue, primarily operating	$380	$396	$336
Net investment income		1	1

Total	380	397	337

Expenses:
Other operating expenses
Operating	356	366	306
Depreciation	32	30	29
Equity income from joint ventures	(13)	(24)	(24)
Interest	9	11	9

Total	384	383	320

Income (loss) before income tax	(4)	14	17
Income tax (expense) benefit	1	(7)	(4)

Net income (loss) attributable to Loews Corporation	$(3)	$7	$13

EBITDA	$37	$55	$55

Earnings before interest, tax, depreciation and amortization (“EBITDA”) is an indicator of operating performance used by Loews Hotels to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is a non-GAAP financial measure that is not meant to replace net income as defined by GAAP. The following table reconciles EBITDA to Net income attributable to Loews Corporation for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31	2013	2012	2011

(In millions)

EBITDA	$37	$55	$55
Depreciation	(32)	(30)	(29)
Interest	(9)	(11)	(9)
Income tax (expense) benefit	1	(7)	(4)

Net income (loss) attributable to Loews Corporation	$(3)	$7	$13

Results of operations for 2013 as compared to 2012 include the impact of the 2013 closure of the Loews Regency Hotel for renovation and the addition of the Loews Madison Hotel and the Loews Boston Hotel in 2013 to the portfolio of owned hotels for approximately six months. In July of 2013, partial equity interests in the Loews Madison Hotel and the Loews Boston Hotel were sold. Results for 2012 include the Loews Hollywood Hotel for approximately five months prior to a partial equity interest sale in November of 2012. Upon the sale of the equity interests, Loews Hotels’ share of earnings for these hotels is included in Equity income from joint ventures.

Revenues and operating expenses for 2013 and 2012 include $57 million and $27 million of cost reimbursements from joint venture and managed properties, relating mainly to payroll incurred on behalf of the owners of hotel properties managed by Loews Hotels.

2013 Compared with 2012

Revenues excluding reimbursables decreased by $47 million in 2013 as compared to 2012, primarily due to the 2013 closure of the Loews Regency Hotel.

Revenue per available room (“RevPAR”) is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues, not included in RevPAR, primarily include guest charges for food and beverages. RevPAR, occupancy rates and average room rates as discussed below are for owned and joint venture hotels. RevPAR decreased $5.41 to $168.67 for 2013 as compared to 2012 reflecting a decrease in occupancy and average room rates. Occupancy rates decreased to 75.2% in 2013 from 76.3% in 2012. Average room rates decreased by $3.60, or 1.6%, in 2013 as compared to 2012. Excluding the Loews Regency Hotel which was closed for renovation throughout 2013, RevPAR increased $3.76 for 2013 as compared to 2012, reflecting an increase in average room rates.

Operating expenses excluding reimbursables decreased $40 million for 2013 as compared to 2012, primarily due to the closure of the Loews Regency Hotel, partially offset by higher corporate expenses related to hotels recently acquired and under development. In addition, expenses were reduced by $3 million and $7 million in 2013 and 2012 related to recoveries of a loan guarantee payment.

Equity earnings from joint venture properties decreased in 2013 as compared to 2012, primarily due to the impact of renovations and the development of joint venture properties.

2012 Compared with 2011

Revenues excluding reimbursables increased by $33 million in 2012 as compared to 2011, primarily due to the addition of the Loews Hollywood Hotel in 2012 and higher RevPAR.

Owned and joint venture hotels RevPAR increased $8.93 to $174.08 in 2012 as compared to 2011 reflecting improving occupancy and average room rates; occupancy rates increased to 76.3% in 2012 from 73.6% in 2011; and average room rates increased by $3.65, or 1.6%, in 2012 as compared to 2011.

Operating expenses excluding reimbursables increased $33 million in 2012 as compared to 2011, primarily due to expenses from the Loews Hollywood Hotel and $13 million of costs related to the 2013 closure of the Loews Regency Hotel for renovation, partially offset by $7 million related to the partial recovery of a loan guarantee payment.

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

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2013, 2012 and 2011 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2013	2012	2011

(In millions)

Revenues:
Net investment income	$141	$61	$1
Other	2	1	(2)

Total	143	62	(1)

Expenses:
Operating	98	106	87
Interest	62	40	44

Total	160	146	131

Loss before income tax	(17)	(84)	(132)
Income tax benefit	7	29	47

Net loss attributable to Loews Corporation	$(10)	$(55)	$(85)

2013 Compared with 2012

Net investment income increased by $80 million in 2013 as compared to 2012, primarily due to improved performance of the equity and fixed income investments in the trading portfolio and improved performance of limited partnership investments for 2013.

Interest expense increased $22 million for 2013, primarily due to a May of 2013 public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043.

Net results improved $45 million for 2013 as compared to 2012, primarily due to the change in revenues and expenses discussed above.

2012 Compared with 2011

Net investment income increased by $60 million for 2012 as compared to 2011, primarily due to improved performance of equity and fixed income investments in the trading portfolio, partially offset by lower performance of limited partnership investments for 2012.

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

For 2013, net cash provided by operating activities was $1.2 billion as compared with $1.3 billion for 2012. Tax payments were $129 million in 2013 as compared to tax recoveries of $29 million in 2012. Additionally, increased premium receipts were partially offset by increased claim payments.

Net cash provided by operating activities was $1.7 billion in 2011. Cash flows resulting from reinsurance contract commutations are reported as operating activities. Operating cash flows were increased by $547 million in 2011 related to net cash inflows from commutations.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

Net cash used by investing activities was $898 million for 2013, as compared with $934 million and $1.1 billion for 2012 and 2011. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments. Net cash used by financing activities was $264 million, $239 million and $644 million for 2013, 2012 and 2011.

Liquidity

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. There are currently no amounts outstanding under CNA’s $250 million senior unsecured revolving credit facility and no borrowings outstanding through CNA’s membership in the Federal Home Loan Bank of Chicago (“FHLBC”).

CNA has an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of its debt and equity securities.

Dividends

Dividends of $0.80 per share of CNA’s common stock were declared and paid in 2013. On February 7, 2014, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share and a special dividend of $1.00 per share, payable March 12, 2014 to shareholders of record on February 24, 2014. The declaration and payment of future dividends is at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

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

	Insurance Financial Strength Ratings			Corporate Debt Ratings

	Property & Casualty		Life	CNA

	CCC Group	Western Group	CAC	Senior Debt

A.M. Best	A	A	A-	bbb
Moody’s	A3	Not rated	Not rated	Baa2
S&P	A	A	Not rated	BBB

A.M. Best, Moody’s and S&P each maintain a stable outlook on CNA. In June of 2013, S&P upgraded CNA’s property and casualty insurance financial strength ratings to A and upgraded the credit rating on the senior debt of CNA to BBB. In December 2013, Moody’s revised their outlook on CNA’s financial strength rating to stable from positive.

Hardy benefits from the collective financial strength of the Lloyd’s market, which is rated A+ by S&P and A by A.M. Best. The outlook by both rating agencies is positive.

Diamond Offshore

Cash and investments totaled $2.1 billion at December 31, 2013, compared to $1.5 billion at December 31, 2012. In 2013, Diamond Offshore paid cash dividends totaling $490 million, consisting of aggregate regular cash dividends of $69 million and aggregate special cash dividends of $421 million. On February 5, 2014, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities in 2013 was $1.1 billion, compared to $1.3 billion in 2012, a decrease of $245 million compared to the 2012 period, primarily due to lower earnings.

Diamond Offshore is currently obligated under various agreements in connection with the construction of three ultra-deepwater drillships, an ultra-deepwater floater, a deepwater floater, and a North Sea enhancement project. The Ocean Onyx and the Ocean BlackHawk were delivered in December of 2013 and January of 2014 and the final installments on these construction contracts aggregating $403 million were paid in January of 2014. The following is a summary of Diamond Offshore’s remaining construction projects as of February 5, 2014:

(In millions)	Expected Delivery (a)	Total Project Cost (b)	Project Expenditures to date (c)

New rig construction:
Ultra-deepwater drillships:
Ocean BlackHornet	Q2 2014	$635	$204
Ocean BlackRhino	Q3 2014	645	189
Ocean BlackLion	Q1 2015	655	171

Ultra-deepwater floater:
Ocean GreatWhite	Q1 2016	755	190

Deepwater floater:
Ocean Apex	Q3 2014	370	269

Enhancement project:
Mid-water floater Ocean Patriot	Q2 2014	120	50

(a)

Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.

(b)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs and does not include capitalized interest.
(c)	Represents total project expenditures from inception of project to February 5, 2014, excluding project-to-date capitalized interest.

For 2014, Diamond Offshore has budgeted approximately $2.1 billion for capital expenditures of which approximately $1.5 billion and $82 million are expected to be spent on current rig construction projects and the Ocean Patriot North Sea enhancement project and approximately $184 million is expected to be spent on a service life extension project for the Ocean Confidence. The remainder will be spent on Diamond Offshore’s ongoing rig equipment enhancement/replacement program. Diamond Offshore expects to finance its 2014 capital expenditures through the use of existing cash balances and cash flows from operations.

In November of 2013, Diamond Offshore completed a public offering of $250 million aggregate principal amount of 3.5% senior notes due November 1, 2023 and $750 million aggregate principal amount of 4.9% senior notes due November 1, 2043. Diamond Offshore intends to use the net proceeds of $988 million from this offering for general corporate purposes, including the redemption, repurchase or retirement of $250 million principal amount of its 5.2% senior notes due September 1, 2014 and $250 million principal amount of its 4.9% senior notes due July 1, 2015.

As a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. Diamond Offshore believes that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore will be sufficient to meet both its working capital requirements and its capital commitments. However, in light of the significant cash requirements of Diamond Offshore’s capital expansion program in 2014 and 2015, Diamond Offshore may make use of its credit facility to finance its capital expenditures, working capital requirements and to maintain a certain level of cash reserves. Diamond Offshore will continue to make periodic assessments based on its capital spending programs and industry conditions and will adjust capital spending programs if required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current market conditions and other factors beyond its control.

Boardwalk Pipeline

At December 31, 2013 and 2012, cash and investments amounted to $29 million and $4 million. Funds from operations for the year ended December 31, 2013 amounted to $534 million, compared to $576 million in 2012. In 2013 and 2012, Boardwalk Pipeline’s capital expenditures were $295 million and $227 million. During 2012, Boardwalk Pipeline purchased from us the remaining 80% interest in Petal for $285 million and acquired Louisiana Midstream for $620 million. These acquisitions were funded using cash from operations, borrowings under Boardwalk Pipeline’s revolving credit facility and debt and equity offerings. For the years ended December 31, 2013 and 2012, Boardwalk Pipeline paid cash distributions of $534 million and $479 million to its partners.

In May of 2013, Boardwalk Pipeline sold 12.7 million common units in a public offering and received net proceeds of $377 million, including an $8 million contribution from us to maintain our 2% general partner interest.

As of December 31, 2013, Boardwalk Pipeline had $175 million of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 1.3% and had no letters of credit issued. As of December 31, 2013, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility.

Boardwalk Pipeline incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in Boardwalk Pipeline’s ongoing maintenance costs. Due to recent widely-known incidents that have occurred on certain pipelines in the U.S., it is possible that PHMSA may develop more stringent regulations. Boardwalk Pipeline could incur significant additional costs if new or more stringently interpreted pipeline safety requirements are implemented.

In 2013, Boardwalk Pipeline executed a series of agreements with the Williams Companies, Inc. to develop the Bluegrass Project, a joint venture project that would transport NGLs from the Marcellus and Utica shale plays to the petrochemical and export complex in the Lake Charles, Louisiana area, and the construction of related fractionation, storage and liquefied petroleum gas terminal export facilities. In connection with the transaction, Boardwalk Pipeline and Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of ours, have entered into separate joint venture arrangements for purposes of funding the project. Boardwalk Pipeline and BPHC have contributed a total of $79 million to the project as of December 31, 2013. Approval and completion of the project is subject to, among other conditions, execution of customer contracts sufficient to support the project, acquisition of right-of-way along the pipeline route, and the parties’ receipt of all necessary approvals, including board approvals and regulatory approvals, such as antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approvals by the FERC, among others.

Boardwalk Pipeline expects total capital expenditures to be approximately $420 million in 2014, including approximately $90 million for maintenance capital, $249 million related to the Southeast Market Expansion and $23 million related to the Ohio Louisiana Access Project. In 2013, total capital expenditures were $295 million, of which $70 million was recorded as maintenance capital.

Boardwalk Pipeline’s ability to access the capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. Boardwalk Pipeline anticipates that its existing capital resources, including the revolving credit facility and future cash flows generated from operations will be adequate to fund its operations, including maintenance capital expenditures. To help fund growth in 2014, we have offered to provide Boardwalk Pipeline with up to $300 million in subordinated debt if it is required. Although Boardwalk Pipeline anticipates that its existing capital resources including the subordinated loan will be adequate to fund its current growth projects, Boardwalk Pipeline may seek to access the capital markets to fund some or all capital expenditures for future growth projects or acquisitions, or to repay or refinance all or a portion of its indebtedness, a significant amount of which matures in the next five years.

HighMount

At December 31, 2013 and 2012, cash and investments amounted to $29 million and $10 million. Net cash flows provided by operating activities were $104 million and $151 million in 2013 and 2012. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities in 2013 was $224 million, compared to $336 million in 2012. Cash used in investing activities in 2013 is net of proceeds received from the sale of HighMount’s assets in the Texas Panhandle of approximately $33 million. In accordance with the full cost method of accounting, proceeds from the sale were accounted for as a reduction of capitalized costs, and recorded as a credit to Accumulated depreciation, depletion and amortization. The primary driver of cash used in investing activities is capital spent developing HighMount’s natural gas and oil reserves. Funds for capital expenditures and working capital requirements are expected to be provided primarily from operating activities and capital contributions from us.

HighMount’s credit agreement contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio and a minimum ratio of the net present value of its projected future cash flows from its proved natural gas and oil reserves to total debt. The calculation of net present value, performed at year-end, is based on commodity prices determined by the lenders and HighMount’s proved reserves at the time of measurement. A decline in commodity prices can reduce HighMount’s borrowing capacity requiring repayment of a portion of its term loans. Due to the current limited capacity of HighMount’s credit agreement, we made $210 million of capital contributions to HighMount in 2013 to fund repayment of $110 million under HighMount’s revolving loan and $100 million under its term loans. In addition, during 2013, we made $139 million of capital contributions to HighMount for capital expenditures focused on the exploration and development of oil producing properties. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to engage in certain transactions, including transactions with affiliates. HighMount currently has $480 million of term loans outstanding and is in compliance with all of its covenants under the credit agreement.

Loews Hotels

Loews Hotels added two properties to its portfolio in 2013, the Loews Madison Hotel and the Loews Boston Hotel. These acquisitions were initially funded with existing cash balances, debt and capital contributions by us. Subsequently, Loews Hotels sold half of its equity interests in both properties.

Cash and investments totaled $53 million at December 31, 2013, as compared to $43 million at December 31, 2012. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at December 31, 2013 totaled $4.7 billion, as compared to $3.9 billion at December 31, 2012. In May of 2013, we received net proceeds of $983 million, after deducting the underwriters’ discounts, commissions and offering expenses, in connection with a public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043. In addition, during 2013, we received $736 million in interest and dividends from our subsidiaries. These inflows were partially offset by the payment of $228 million to fund treasury stock purchases, the payment of $97 million of cash dividends to our shareholders and capital contributions of approximately $680 million to our subsidiaries.

On October 9, 2013, all of the 22.9 million class B units of Boardwalk Pipeline were converted by us into common units on a one-for-one basis, pursuant to the terms of the Boardwalk Pipeline partnership agreement. After the conversion we held 125.6 million common units.

As of December 31, 2013, there were 387,210,096 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the year ended December 31, 2013, we purchased 4.9 million shares of Loews common stock.

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

Off-Balance Sheet Arrangements

At December 31, 2013 and 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period

December 31, 2013	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

(In millions)

Debt (a)	$15,912	$1,379	$3,335	$2,008	$9,190
Operating leases	383	66	113	77	127
Claim and claim adjustment expense reserves (b)	25,630	5,939	7,458	3,816	8,417
Future policy benefits reserves (c)	37,749	205	583	826	36,135
Policyholders’ funds reserves (c)	86	30	5	(1)	52
Rig construction contracts	2,089	1,254	835
Purchase and other obligations	343	135	180	17	11

Total (d)	$82,192	$9,008	$12,509	$6,743	$53,932

(a)	Includes estimated future interest payments.
(b)

Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2013. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)

Future policy benefits and policyholders’ funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2013. Future policy benefit reserves of $673 million and policyholders’ fund reserves of $34 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of CNA’s individual life business in 2004 are not included. Additional information on future policy benefits and policyholders’ funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)	Does not include expected contribution of approximately $64 million to the Company’s pension and postretirement plans in 2014.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2013	2012	2011

(In millions)

Fixed maturity securities	$1,998	$2,022	$2,011
Short term investments	3	5	8
Limited partnership investments	451	251	48
Equity securities	12	12	20
Trading portfolio	17	24	9
Other	25	24	16

Gross investment income	2,506	2,338	2,112
Investment expense	(56)	(56)	(58)

Net investment income	$2,450	$2,282	$2,054

Net investment income increased $168 million for 2013 as compared with 2012. The increase was primarily driven by a significant increase in limited partnership investment income, partially offset by a decrease in fixed maturity securities income. Limited partnership results were positively impacted by more favorable equity market returns. The decrease in fixed maturity securities income was due to the effect of reinvesting at lower market interest rates, partially offset by a higher invested asset base.

Net investment income increased $228 million for 2012 as compared with 2011. The increase was primarily driven by a significant increase in limited partnership investment income, increased trading portfolio income and an increase in fixed maturity securities income. The increase in fixed maturity securities income was driven by a higher invested asset base and a favorable net impact of changes in estimates of prepayments for asset-backed securities. These favorable impacts were partially offset by the effect of investing at lower market interest rates.

The fixed maturity investment portfolio provided a pretax effective income yield of 5.1%, 5.3% and 5.5% for the years ended December 31, 2013, 2012, and 2011. Tax-exempt municipal bonds generated $317 million, $274 million and $240 million of net investment income for the years ended December 31, 2013, 2012 and 2011.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Year Ended December 31	2013	2012	2011

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$55	$106	$48
States, municipalities and political subdivisions	36	(4)	5
Asset-backed	(39)	(26)	(82)
U.S. Treasury and obligations of government-sponsored enterprises		3	1
Foreign government	4	4	3
Redeemable preferred stock	(1)		3

Total fixed maturity securities	55	83	(22)
Equity securities	(22)	(23)	(1)
Derivative securities	(9)	(2)
Short term investments and other	3	2	4

Total realized investment gains (losses)	27	60	(19)
Income tax (expense) benefit	(9)	(21)	8
Amounts attributable to noncontrolling interests	(2)	(4)	1

Net realized investment gains (losses) attributable to Loews Corporation	$16	$35	$(10)

Net realized investment gains decreased $19 million for 2013 as compared with 2012, driven by lower net realized investment gains on sales of securities, partially offset by lower other-than-temporary impairment (“OTTI”) losses recognized in earnings. Net realized investment gains increased $45 million for 2012 as compared with 2011. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.1% and 91.6% of which were rated as investment grade (rated BBB- or higher) at December 31, 2013 and 2012. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from S&P and Moody’s, in that order of preference. If a security is not rated by these agencies, CNA formulates an internal rating. At December 31, 2013 and 2012, approximately 99% and 98% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

December 31	2013		2012

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,683	8.9%	$4,540	10.6%
AAA	2,776	6.7	3,224	7.6
AA and A	20,353	49.4	19,305	45.3
BBB	11,171	27.1	11,997	28.1
Non-investment grade	3,250	7.9	3,567	8.4

Total	$41,233	100.0%	$42,633	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $3.1 billion and $3.4 billion at December 31, 2013 and 2012. The following table summarizes the ratings of this portfolio at fair value:

December 31	2013		2012

(In millions of dollars)

BB	$1,393	42.9%	$1,529	42.9%
B	967	29.8	1,075	30.1
CCC - C	649	20.0	724	20.3
D	241	7.3	239	6.7

Total	$3,250	100.0%	$3,567	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

December 31, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,244	12.8%	$78	14.8%
AAA	711	7.3	33	6.3
AA	2,282	23.5	192	36.4
A	2,302	23.7	94	17.8
BBB	2,526	26.0	104	19.7
Non-investment grade	648	6.7	27	5.0

Total	$9,713	100.0%	$528	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

December 31, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$186	1.9%	$2	0.4%
Due after one year through five years	1,252	12.9	32	6.1
Due after five years through ten years	4,326	44.5	186	35.2
Due after ten years	3,949	40.7	308	58.3

Total	$9,713	100.0%	$528	100.0%

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

	December 31, 2013		December 31, 2012

	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group
Non-Core	$15,009	11.3	$15,590	11.3
Other interest sensitive investments	27,766	4.4	28,855	3.9

Total	$42,775	6.9	$44,445	6.5

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

December 31	2013	2012

(In millions)

Short term investments:
Commercial paper	$549	$751
U.S. Treasury securities	636	617
Money market funds	94	301
Other	128	163

Total short term investments	$1,407	$1,832

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

—	conditions in the capital and credit markets that may limit CNA’s ability to raise significant amounts of capital on favorable terms;

—

the possibility of changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

—

regulatory limitations, impositions and restrictions upon CNA, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies;

—

regulatory limitations and restrictions, including limitations upon CNA’s ability to receive dividends from its insurance subsidiaries imposed by regulatory authorities, including regulatory capital adequacy standards;

—

weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow;

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

—

risks of international operations, compliance with foreign laws and taxation policies and seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of equipment and assets;

—	government policies regarding exploration and development of oil and gas reserves;

—	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

—	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

—	the worldwide political and military environment, including for example, in oil-producing regions and locations where Diamond Offshore’s offshore drilling rigs are operating or are under construction;

—	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

—	the availability, cost limits and adequacy of insurance and indemnification;

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

—

the results of financing efforts; by us and our subsidiaries, including any additional investments by us in our subsidiaries and the ability of us and our subsidiaries to access bank and capital markets to refinance indebtedness and fund capital needs;

—	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

—

the successful negotiation, consummation and completion of contemplated transactions, projects and agreements, including obtaining necessary regulatory approvals, and the timing cost, scope and financial performance of any such transactions, projects and agreements;

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

The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2013 and 2012 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $616 million and $498 million at December 31, 2013 and 2012. The impact of a 100 basis point decrease would result in an increase in market value of $698 million and $543 million at December 31, 2013 and 2012. HighMount has entered into interest rate swaps for a notional amount of $300 million to hedge its exposure to fluctuations in LIBOR on a portion of its $500 million variable rate credit facility. These swaps effectively fix the interest rate at an effective rate of 3.6%. At December 31, 2013, the impact of a 100 basis point increase in interest rates on variable rate debt would increase interest expense by approximately $6 million on an annual basis.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2013 and 2012, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Brazilian reais, European Monetary Unit, Mexican pesos and Norwegian kroner. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2013 and 2012, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at December 31, 2013 and 2012. The impact of a change in commodity prices on the Company’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

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

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk

December 31	2013	2012	2013	2012

(In millions)

Equity prices (1):
Equity securities – long	$645	$630	$(161)	$(158)
– short	(17)	(7)	4	2
Options – purchased	41	19	155	23
– written	(23)	(14)	(55)	(42)
Interest rate (2):
Fixed maturities – long	123	161	(3)	5
– short		(77)		(7)
Short term investments	3,261	2,526
Other derivatives	(3)	(3)	(3)	(3)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in yield rates of 100 basis points. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk

December 31	2013	2012	2013	2012

(In millions)

Equity prices (1):
Equity securities:
General accounts (a)	$185	$249	$(46)	$(62)
Limited partnership investments	3,420	3,090	(447)	(295)
Interest rate (2):
Fixed maturities (a)	41,197	42,604	(2,808)	(2,818)
Short term investments (a)	3,539	3,309	(2)	(3)
Other invested assets, primarily mortgage loans	515	418	(24)	(18)
Interest rate swaps (b)	(4)	(6)	7	10
Other derivatives		(3)
Separate accounts:
Fixed maturities	149	288	(2)	(4)
Short term investments	28	21
Foreign exchange (3):
Forwards – short	1	4	(20)	(27)
Other invested assets	54	59	(7)	(11)
Commodities (4):
Forwards – short (b)	1	36	(38)	(48)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in yield rates of 100 basis points, (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20% and (4) an increase in commodity prices of 20%.

(a)

Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(482) and $(490) at December 31, 2013 and 2012.

(b)	The market risk at December 31, 2013 and 2012 will generally be offset by recognition of the underlying hedged transaction.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 24, 2014

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2013	2012

(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $39,426 and $38,324	$41,320	$42,765

Equity securities, cost of $881 and $893	871	898

Limited partnership investments	3,420	3,090

Other invested assets, primarily mortgage loans	562	460

Short term investments	6,800	5,835

Total investments	52,973	53,048

Cash	295	228

Receivables	9,361	9,366

Property, plant and equipment	14,498	13,935

Goodwill	357	996

Other assets	1,650	1,538

Deferred acquisition costs of insurance subsidiaries	624	598

Separate account business	181	312

Total assets	$79,939	$80,021

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2013	2012

(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$24,089	$24,763
Future policy benefits	10,471	11,475
Unearned premiums	3,718	3,610
Policyholders’ funds	116	157

Total insurance reserves	38,394	40,005

Payable to brokers	143	205
Short term debt	840	19
Long term debt	10,006	9,191
Deferred incomes taxes	716	840
Other liabilities	4,753	4,773
Separate account business	181	312

Total liabilities	55,033	55,345

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 387,210,096 and 392,054,766 shares	4	4
Additional paid-in capital	3,607	3,595
Retained earnings	15,508	15,192
Accumulated other comprehensive income	339	678

	19,458	19,469
Less treasury stock, at cost (249,600 shares)	-	(10)

Total shareholders’ equity	19,458	19,459
Noncontrolling interests	5,448	5,217

Total equity	24,906	24,676

Total liabilities and equity	$79,939	$80,021

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2013	2012	2011

(In millions, except per share data)

Revenues:
Insurance premiums	$7,271	$6,882	$6,603
Net investment income	2,593	2,349	2,063
Investment gains (losses):
Other-than-temporary impairment losses	(76)	(129)	(175)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(2)	(25)	(41)

Net impairment losses recognized in earnings	(78)	(154)	(216)
Other net investment gains	104	211	164

Total investment gains (losses)	26	57	(52)
Contract drilling revenues	2,844	2,936	3,254
Other	2,319	2,328	2,261

Total	15,053	14,552	14,129

Expenses:
Insurance claims and policyholders’ benefits	5,947	5,896	5,489
Amortization of deferred acquisition costs	1,362	1,274	1,176
Contract drilling expenses	1,573	1,537	1,549
Other operating expenses (Note 7)	3,664	4,006	3,167
Impairment of goodwill	636
Interest	442	440	522

Total	13,624	13,153	11,903

Income before income tax	1,429	1,399	2,226
Income tax expense	(360)	(289)	(532)

Net income	1,069	1,110	1,694
Amounts attributable to noncontrolling interests	(474)	(542)	(632)

Net income attributable to Loews Corporation	$595	$568	$1,062

Basic net income per common share	$1.53	$1.44	$2.62

Diluted net income per common share	$1.53	$1.43	$2.62

Dividends per share	$0.25	$0.25	$0.25

Basic weighted average number of shares outstanding	388.64	395.12	404.53

Diluted weighted average number of shares outstanding	389.51	395.87	405.32

See Notes to Consolidated Financial Statements

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2013	2012	2011

(In millions)

Net income	$1,069	$1,110	$1,694

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	6	84	10
Net other unrealized gains (losses) on investments	(679)	339	362

Total unrealized gains (losses) on available-for-sale investments	(673)	423	372
Unrealized gains (losses) on cash flow hedges	(23)	(8)	39
Pension liability	329	(132)	(238)
Foreign currency	(11)	39	(14)

Other comprehensive income (loss)	(378)	322	159

Comprehensive income	691	1,432	1,853

Amounts attributable to noncontrolling interests	(437)	(575)	(648)

Total comprehensive income attributable to Loews Corporation	$254	$857	$1,205

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2011	$23,028	$4	$3,667	$14,500	$230	$(15)	$4,642
Net income	1,694			1,062			632
Other comprehensive income	159				143		16
Dividends paid	(500)			(101)			(399)
Acquisition of CNA Surety noncontrolling interests	(475)		(59)		17		(433)
Disposition of FICOH ownership interest	(155)				(7)		(148)
Issuance of equity securities by subsidiary	152		28		1		123
Purchase of Loews treasury stock	(718)					(718)
Retirement of treasury stock	-		(164)	(569)		733
Issuance of Loews common stock	4		4
Stock-based compensation	22		19				3
Other	(8)		(1)	(2)			(5)

Balance, December 31, 2011	23,203	4	3,494	14,890	384	-	4,431
Net income	1,110			568			542
Other comprehensive income	322				289		33
Dividends paid	(549)			(99)			(450)
Issuance of equity securities by subsidiary	774		115		5		654
Purchase of Loews treasury stock	(222)					(222)
Retirement of treasury stock	-		(47)	(165)		212
Issuance of Loews common stock	13		13
Stock-based compensation	23		20				3
Other	2			(2)			4

Balance, December 31, 2012	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, December 31, 2012	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217
Net income	1,069			595			474
Other comprehensive loss	(378)				(341)		(37)
Dividends paid	(597)			(97)			(500)
Issuance of equity securities by subsidiary	337		51		2		284
Purchase of Loews treasury stock	(218)					(218)
Retirement of treasury stock	-		(48)	(180)		228
Issuance of Loews common stock	5		5
Stock-based compensation	18		3				15
Other	(6)		1	(2)			(5)

Balance, December 31, 2013	$24,906	$4	$3,607	$15,508	$339	$-	$5,448

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2013	2012	2011

(In millions)

Operating Activities:

Net income	$1,069	$1,110	$1,694
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Investment (gains) losses	(26)	(57)	52
Undistributed (earnings) losses	(380)	(103)	74
Amortization of investments	(24)	(50)	(64)
Depreciation, depletion and amortization	871	905	833
Impairment of goodwill	636
Impairment of natural gas and oil properties	291	680
Provision for deferred income taxes	6	(22)	268
Other non-cash items	83	55	52
Changes in operating assets and liabilities, net:
Receivables	87	327	1,085
Deferred acquisition costs	2	(16)	(1)
Insurance reserves	(68)	430	(237)
Other assets	(19)	74	181
Other liabilities	470	(73)	(326)
Trading securities	(901)	(406)	354

Net cash flow operating activities	2,097	2,854	3,965

Investing Activities:

Purchases of fixed maturities	(11,197)	(10,299)	(12,168)
Proceeds from sales of fixed maturities	6,869	6,123	7,591
Proceeds from maturities of fixed maturities	3,271	3,699	3,055
Purchases of equity securities	(77)	(54)	(72)
Proceeds from sales of equity securities	103	86	178
Purchases of limited partnership investments	(323)	(372)	(303)
Proceeds from sales of limited partnership investments	204	227	143
Purchases of property, plant and equipment	(1,737)	(1,405)	(1,335)
Acquisitions	(235)	(987)	(548)
Dispositions	182	221	222
Change in short term investments	(101)	(192)	1,461
Other, net	(257)	(142)	(127)

Net cash flow investing activities	(3,298)	(3,095)	(1,903)

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2013	2012	2011

(In millions)

Financing Activities:

Dividends paid	$(97)	$(99)	$(101)
Dividends paid to noncontrolling interests	(500)	(450)	(399)
Acquisition of CNA Surety noncontrolling interests			(475)
Purchases of treasury shares	(228)	(212)	(732)
Issuance of common stock	5	13	4
Proceeds from sale of subsidiary stock	370	849	172
Principal payments on debt	(1,494)	(2,910)	(2,832)
Issuance of debt	3,255	3,152	2,321
Other, net	(40)	(7)	(11)

Net cash flow financing activities	1,271	336	(2,053)

Effect of foreign exchange rate on cash	(3)	4

Net change in cash	67	99	9
Cash, beginning of year	228	129	120

Cash, end of year	$295	$228	$129

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

To the extent that unrealized gains on fixed income securities supporting long term care products and payout annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments decreased $880 million (after tax and noncontrolling interests) and increased $710 million (after tax and noncontrolling interests) for the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by $478 million and $1.4 billion (after tax and noncontrolling interests).

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

A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded other-than-temporary impairment (“OTTI”) losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

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

Joint venture investments – The Company has 20% to 50% interests in operating joint ventures related to the Bluegrass Project as discussed in Note 2 and hotel properties that are accounted for under the equity method. The Company’s investment in these entities was $242 million and $67 million for the years ended December 31, 2013 and 2012 and reported in Other assets on the Company’s Consolidated Balance Sheets. Equity income for these investments was $12 million, $24 million and $24 million for the years ended December 31, 2013, 2012 and 2011 and reported in Other operating expenses on the Company’s Consolidated Statements of Income. Some of these investments are variable interest entities (“VIE”) as defined in the accounting guidance because the entities will require additional funding from each equity owner throughout the development and construction phase and are accounted for under the equity method since the Company is not the primary beneficiary. The maximum exposure to loss for the VIE investments is $336 million, consisting of the amount of the investment and debt guarantees.

The following tables present summarized financial information for these joint ventures:

Year Ended December 31	2013	2012

(In millions)

Total assets	$ 1,336	$ 672
Total liabilities	954	625

Year Ended December 31	2013	2012	2011

Revenues	$349	$ 294	$ 284
Net income	7	32	29

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2013 and 2012.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.3 billion as of December 31, 2013 and 2012. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (“CAC”), a wholly owned and consolidated subsidiary of CNA, for which the related annuity obligations are reported in Future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 7.1% to 9.7% at December 31, 2013 and 2012. At December 31, 2013 and 2012, the discounted reserves for unfunded structured settlements were $580 million and $602 million, net of discount of $969 million and $1.0 billion.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.0% to 6.8% at December 31, 2013 and 3.0% to 6.5% at December 31, 2012. At December 31, 2013 and 2012, such discounted reserves totaled $2.4 billion and $2.2 billion, net of discount of $617 million and $837 million.

Future policy benefits reserves – Reserves for long term care products and payout annuity contracts are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, mortality, persistency, discount rate and expenses. Expense assumptions include the estimated effects of expenses to be incurred beyond the premium paying period. Actuarial assumptions generally vary by plan, age at issue and policy duration. The initial assumptions are determined at issuance, include a margin for adverse deviation, and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. Interest rates for long term care products range from 4.5% to 7.9% at December 31, 2013 and from 5.0% to 7.4% at December 31, 2012. Interest rates for payout annuity contracts range from 5.0% to 8.7% at December 31, 2013 and 2012. In 2012, CNA unlocked assumptions related to its payout annuity contracts due to anticipated adverse changes in discount rates, which reflected the then current low interest rate environment and its view of expected investment yields, resulting in loss recognition which increased insurance liabilities by $33 million.

Policyholders’ funds reserves – Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are generally equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, the liability balances were $143 million. As of December 31, 2013 and 2012, included in Other assets on the Consolidated Balance Sheets were $1 million and $2 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.

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

CNA has established an allowance for doubtful accounts on reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. Because billed receivables generally approximate 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

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

Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA had $3 million recorded as deposit assets at December 31, 2013 and 2012, and $130 million and $125 million recorded as deposit liabilities at December 31, 2013 and 2012. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.

Deferred acquisition costs – Acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which are incremental direct costs of successful contract acquisitions. Deferred acquisition costs related to long term care contracts issued prior to January 1, 2004 include costs which vary with and are primarily related to the acquisition of business.

Acquisition costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.

Deferred acquisition costs related to long term care contracts are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy. At December 31, 2013 and 2012, deferred acquisition costs were presented net of Shadow Adjustments of $342 million and $369 million.

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

The fair value of CNA’s investments in life settlement contracts were $88 million and $100 million at December 31, 2013 and 2012, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table details the values for life settlement contracts. The determination of fair value is discussed in Note 4.

	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts	Face Amount of Life Insurance Policies

(Dollar amounts in millions)

Estimated maturity during:
2014	60	$13	$39
2015	60	11	35
2016	50	9	32
2017	50	8	29
2018	40	7	26
Thereafter	364	40	217

Total	624	$88	$378

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

The increase (decrease) in fair value recognized for the years ended December 31, 2013, 2012 and 2011 on contracts still being held was $(2) million, $11 million and $5 million. The gains recognized during the years ended December 31, 2013, 2012 and 2011 on contracts that settled were $15 million, $42 million and $28 million.

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

Goodwill – Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Goodwill is tested for impairment annually or when certain triggering events require additional tests. Subsequent reversal of a goodwill impairment charge is not permitted. See Note 8 for additional information on goodwill.

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

HighMount follows the full cost method of accounting for natural gas and oil exploration and production activities. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. These capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved natural gas and oil reserves, assuming an average price during the twelve month period adjusted for cash flow hedges in place, and limiting the classification of proved undeveloped reserves to locations scheduled to be drilled within five years. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling. Approximately 4.9% (unaudited) of HighMount’s total proved reserves as of December 31, 2013 are hedged by qualifying cash flow hedges, for which hedge adjusted prices were used to calculate estimated future net revenue. Future cash flows associated with settling asset retirement obligations that have been accrued in the Consolidated Balance Sheets are excluded from HighMount’s calculations of discounted cash flows under the full cost ceiling test.

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

Stock based compensation – The Company records compensation expense upon issuance of share-based payment awards for all awards it grants, modifies or cancels primarily on a straight-line basis over the requisite service period, generally three to four years. The share-based payment awards are valued using the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of these awards. These assumptions include the term that the awards are expected to be outstanding, an estimate of the volatility of the underlying stock price, applicable risk-free interest rates and the dividend yield of the Company’s stock.

The Company recognized compensation expense that decreased net income by $11 million for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, the Company recognized compensation expense that decreased net income by $13 million and $12 million. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans.

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

For each of the years ended December 31, 2013, 2012 and 2011, approximately 0.9 million, 0.8 million and 0.8 million potential shares attributable to exercises under the Loews Corporation Stock Option Plan were included in the calculation of diluted net income per share. For those same periods, approximately 1.5 million, 2.6 million and 2.0 million Stock Appreciation Rights (“SARs”) were not included in the calculation of diluted net income per share due to the exercise price being greater than the average stock price.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates. Foreign currency transaction losses of $3 million, gains of $10 million and losses of $5 million for the years ended December 31, 2013, 2012 and 2011 were included in the Consolidated Statements of Income.

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

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $415 million, $450 million and $526 million for the years ended December 31, 2013, 2012 and 2011. Cash payments for federal, foreign, state and local income taxes amounted to $183 million, $120 million and $322 million for the years ended December 31, 2013, 2012 and 2011. Investing activities exclude $43 million, $35 million and $14 million of accrued capital expenditures for the years ended December 31, 2013, 2012 and 2011.

Note 2.  Acquisitions/Divestiture

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

Boardwalk Pipeline

In 2013, Boardwalk Pipeline executed a series of agreements with the Williams Companies, Inc. (“Williams”) to develop the Bluegrass Project, a joint venture project that would develop a pipeline to transport natural gas liquids from the Marcellus and Utica shale plays to the petrochemical and export complex in the Lake Charles, Louisiana area, and the construction of related fractionation, storage and liquefied petroleum gas terminal export facilities. In connection with the transaction, Boardwalk Pipeline and Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of the Company, have entered into separate joint venture arrangements for purposes of funding the project. Boardwalk Pipeline and BPHC have contributed a total of $79 million to the project as of December 31, 2013. Approval and completion of the project is subject to, among other conditions, execution of customer contracts sufficient to support the project, acquisition of right-of-way along the pipeline route, and the parties’ receipt of all necessary approvals, including board approvals and regulatory approvals, such as antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approvals by the FERC, among others.

On October 1, 2012, a joint venture between Boardwalk Pipeline and BPHC acquired Boardwalk Louisiana Midstream LLC, a company that provides salt dome storage, pipeline transportation, fractionation and brine supply services, from PL Logistics LLC for approximately $620 million. The acquisition was funded with proceeds from a $225 million five-year variable rate term loan and equity contributions by BPHC of $269 million for a 65% equity interest and of $148 million by Boardwalk Pipeline for a 35% equity interest. The joint venture recorded $25 million of identifiable finite-lived intangible assets and $52 million of goodwill. On October 15, 2012, Boardwalk Pipeline acquired BPHC’s 65% equity interest in the joint venture for $269 million, which did not result in any significant adjustments to the Consolidated Financial Statements.

In December of 2011, Petal Gas Storage, LLC (formerly referred to as Boardwalk HP Storage Company, LLC) (“Petal”) acquired seven salt dome natural gas storage caverns and associated assets in Mississippi for approximately $550 million. Petal funded the acquisition with proceeds from a $200 million five-year variable rate term loan and equity contributions from BPHC and Boardwalk Pipeline. BPHC contributed $280 million for an 80% interest in Petal and Boardwalk Pipeline contributed $70 million for a 20% interest. Petal recorded $52 million of goodwill and $14 million of identifiable finite-lived intangible assets. In February of 2012, Boardwalk Pipeline acquired BPHC’s 80% interest in Petal for $285 million, which did not result in any significant adjustments to the Consolidated Financial Statements.

HighMount

In the fourth quarter of 2011, HighMount acquired working interests in oil and gas properties located in Oklahoma. The purchase price was approximately $106 million in cash and was included primarily in the cost of unproved properties within Property, plant and equipment in the Consolidated Balance Sheets.

Note 3.  Investments

Net investment income is as follows:

Year Ended December 31	2013	2012	2011

(In millions)

Fixed maturity securities	$1,998	$2,022	$2,011
Short term investments	5	12	16
Limited partnership investments	519	283	97
Equity securities	12	12	20
Income (loss) from trading portfolio (a)	90	52	(39)
Other	25	24	16

Total investment income	2,649	2,405	2,121
Investment expenses	(56)	(56)	(58)

Net investment income	$2,593	$2,349	$2,063

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(2), $6 and $(58) for the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, the Company held no non-income producing fixed maturity securities. As of December 31, 2012, the Company held nine non-income producing fixed maturity securities aggregating $1 million of fair value. As of December 31, 2013 and 2012, no investments in a single issuer exceeded 10% of shareholders’ equity other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2013	2012	2011

(In millions)

Fixed maturity securities	$55	$83	$(22)
Equity securities	(22)	(23)	(1)
Derivative instruments	(10)	(5)	(34)
Short term investments and other	3	2	5

Investment gains (losses) (a)	$26	$57	$(52)

(a)	Includes gross realized gains of $214, $251 and $299 and gross realized losses of $181, $191 and $322 on available-for-sale securities for the years ended December 31, 2013, 2012 and 2011.

Net change in unrealized gains (losses) on available-for-sale investments is as follows:

Year Ended December 31	2013	2012	2011

(In millions)

Fixed maturity securities	$(2,541)	$1,871	$1,442
Equity securities	(15)	5	(2)
Other		(1)	(3)

Total net change in unrealized gains on available-for-sale investments	$(2,556)	$1,875	$1,437

The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2013	2012	2011

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$22	$27	$95
States, municipalities and political subdivisions		34
Asset-backed:
Residential mortgage-backed	19	50	105
Other asset-backed	2		6

Total asset-backed	21	50	111
U.S. Treasury and obligations of government-sponsored enterprises		1

Total fixed maturities available-for-sale	43	112	206

Equity securities available-for-sale:
Common stock	8	6	8
Preferred stock	26	36	1

Total equity securities available-for-sale	34	42	9

Short term investments	1		1

Net OTTI losses recognized in earnings	$78	$154	$216

The amortized cost and fair values of securities are as follows:

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,352	$1,645	$135	$20,862
States, municipalities and political subdivisions	11,281	548	272	11,557
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	$(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955

Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144
Foreign government	531	15	3	543
Redeemable preferred stock	92	10		102

Fixed maturities available-for-sale	39,275	2,450	528	41,197	(40)
Fixed maturities, trading	151		28	123

Total fixed maturities	39,426	2,450	556	41,320	(40)

Equity securities:
Common stock	36	9		45
Preferred stock	143	1	4	140

Equity securities available-for-sale	179	10	4	185	-
Equity securities, trading	702	119	135	686

Total equity securities	881	129	139	871	-

Total	$40,307	$2,579	$695	$42,191	$(40)

December 31, 2012

Fixed maturity securities:
Corporate and other bonds	$19,530	$2,698	$21	$22,207
States, municipalities and political subdivisions	9,372	1,455	44	10,783
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	$(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23		952

Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government-sponsored enterprises	172	11	1	182
Foreign government	588	25		613
Redeemable preferred stock	113	13	1	125

Fixed maturities available-for-sale	38,141	4,618	155	42,604	(31)
Fixed maturities, trading	183		22	161

Total fixed maturities	38,324	4,618	177	42,765	(31)

Equity securities:
Common stock	38	14		52
Preferred stock	190	7		197

Equity securities available-for-sale	228	21	-	249	-
Equity securities, trading	665	80	96	649

Total equity securities	893	101	96	898	-

Total	$39,217	$4,719	$273	$43,663	$(31)

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22			640	22
Other asset-backed	269	3			269	3

Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1			13	1
Foreign government	111	3			111	3

Total fixed maturity securities	9,169	384	544	144	9,713	528
Preferred stock	87	4			87	4

Total	$9,256	$388	$544	$144	$9,800	$532

December 31, 2012

Fixed maturity securities:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17

Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government-sponsored enterprises	23	1			23	1
Redeemable preferred stock	28	1			28	1

Total	$1,819	$27	$866	$128	$2,685	$155

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The investments with longer duration, primarily included within the states, municipalities and political subdivision asset category, were more significantly impacted by changes in market interest rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2013.

The following table summarizes the activity for the years ended December 31, 2013, 2012 and 2011 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2013, 2012 and 2011 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Year Ended December 31	2013	2012	2011

(In millions)

Beginning balance of credit losses on fixed maturity securities	$95	$92	$141
Additional credit losses for securities for which an OTTI loss was previously recognized	2	23	39
Credit losses for securities for which an OTTI loss was not previously recognized		2	11
Reductions for securities sold during the period	(23)	(14)	(67)
Reductions for securities the Company intends to sell or more likely than not will be required to sell		(8)	(32)

Ending balance of credit losses on fixed maturity securities	$74	$95	$92

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2013 and 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

December 31	2013		2012

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$2,420	$2,455	$1,648	$1,665
Due after one year through five years	9,496	10,068	13,603	14,442
Due after five years through ten years	11,667	11,954	8,726	9,555
Due after ten years	15,692	16,720	14,164	16,942

Total	$39,275	$41,197	$38,141	$42,604

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2013 and 2012 was approximately $3.4 billion and $3.1 billion which includes undistributed earnings of $1.2 billion and $828 million. Limited partnerships comprising 73.6% of the total carrying value are reported on a current basis through December 31, 2013 with no reporting lag, 12.8% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2013 and 2012, the Company had 93 and 86 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Of the limited partnerships held, 79.2% and 84.1% at December 31, 2013 and 2012, employ hedge fund strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 53.7% were equity related, 28.7% pursued a multi-strategy approach, 12.8% were focused on distressed investments and 4.8% were fixed income related at December 31, 2013.

Limited partnerships representing 17.8% and 13.0% at December 31, 2013 and 2012 were invested in private debt and equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1.7 billion and $1.6 billion as of December 31, 2013 and 2012. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4.1% of the aggregate partnership equity at December 31, 2013 and 2012, and the related income reflected on the Consolidated Statements of Income represents approximately 3.7%, 3.3% and 3.9% of the changes in total partnership equity for the years ended December 31, 2013, 2012 and 2011.

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

Investment Commitments

As of December 31, 2013, the Company had committed approximately $381 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of December 31, 2013, the Company had commitments to purchase or fund additional amounts of $151 million and sell $145 million under the terms of such securities.

Investments on Deposit

Securities with carrying values of approximately $3.3 billion and $3.6 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2013 and 2012.

Cash and securities with carrying values of approximately $353 million and $4 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2013 and 2012. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $294 million and $277 million as of December 31, 2013 and 2012.

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

Prices may fall within Level 1, 2 or 3 depending upon the methodologies and inputs used to estimate fair value for each specific security. In general, the Company seeks to price securities using third party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using methodologies and inputs the Company believes market participants would use to value the assets. Prices obtained from third party pricing services or brokers are not adjusted by the Company.

The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures include (i) the review of pricing service or broker pricing methodologies, (ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, (iii) exception reporting, where changes in price, period-over-period, are reviewed and challenged with the pricing service or broker based on exception criteria, (iv) detailed analysis, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities and (v) pricing validation, where prices received are compared to prices independently estimated by the Company.

The fair values of CNA’s life settlement contracts are included in Other assets on the Consolidated Balance Sheets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

December 31, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$33	$20,625	$204	$20,862
States, municipalities and political subdivisions		11,486	71	11,557
Asset-backed:
Residential mortgage-backed		4,640	331	4,971
Commercial mortgage-backed		1,912	151	2,063
Other asset-backed		509	446	955

Total asset-backed		7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28		144
Foreign government	81	462		543
Redeemable preferred stock	45	57		102

Fixed maturities available-for-sale	275	39,719	1,203	41,197
Fixed maturities, trading		43	80	123

Total fixed maturities	$275	$39,762	$1,283	$41,320

Equity securities available-for-sale	$126	$48	$11	$185
Equity securities, trading	678		8	686

Total equity securities	$804	$48	$19	$871

Short term investments	$6,162	$563		$6,725
Other invested assets		54		54
Receivables		5	$2	7
Life settlement contracts			88	88
Separate account business	9	171	1	181
Payable to brokers	(40)	(7)	(5)	(52)

December 31, 2012	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$6	$21,982	$219	$22,207
States, municipalities and political subdivisions		10,687	96	10,783
Asset-backed:
Residential mortgage-backed		5,507	413	5,920
Commercial mortgage-backed		1,693	129	1,822
Other asset-backed		584	368	952

Total asset-backed		7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24		182
Foreign government	140	473		613
Redeemable preferred stock	40	59	26	125

Fixed maturities available-for-sale	344	41,009	1,251	42,604
Fixed maturities, trading		72	89	161

Total fixed maturities	$344	$41,081	$1,340	$42,765

Equity securities available-for-sale	$117	$98	$34	$249
Equity securities, trading	642		7	649

Total equity securities	$759	$98	$41	$898

Short term investments	$4,990	$799	$6	$5,795
Other invested assets		58	1	59
Receivables		32	11	43
Life settlement contracts			100	100
Separate account business	4	306	2	312
Payable to brokers	(95)	(11)	(6)	(112)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

2013	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31
		Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Corporate and other bonds	$219	$3		$123	$(97)	$(44)	$51	$(51)	$204	$(2)
States, municipalities and political subdivisions	96	(2)	$4	122	(79)	(61)	18	(27)	71
Asset-backed:
Residential mortgage-backed	413	4	(14)	116	(10)	(75)	4	(107)	331	(3)
Commercial mortgage-backed	129		11	107	(3)	(11)	21	(103)	151
Other asset-backed	368	5	(4)	314	(197)	(35)		(5)	446	(2)

Total asset-backed	910	9	(7)	537	(210)	(121)	25	(215)	928	(5)
Redeemable preferred stock	26	(1)				(25)			-

Fixed maturities available-for-sale	1,251	9	(3)	782	(386)	(251)	94	(293)	1,203	(7)
Fixed maturities, trading	89	(4)		19	(24)				80	(4)

Total fixed maturities	$1,340	$5	$(3)	$801	$(410)	$(251)	$94	$(293)	$1,283	$(11)

Equity securities available-for-sale	$34	$(27)	$3	$2				$(1)	$11	$(27)
Equity securities, trading	7	(5)		6					8	(5)

Total equity securities	$41	$(32)	$3	$8	$-	$-	$-	$(1)	$19	$(32)

Short term investments	$6				$(6)				$-
Other invested assets	1				(1)				-
Life settlement contracts	100	$13				$(25)			88	$(2)
Separate account business	2			$1	(2)				1
Derivative financial instruments, net	5	8	$(9)	(2)	1	(6)			(3)	1

2012	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31
		Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Corporate and other bonds	$482	$6	$4	$230	$(135)	$(88)	$45	$(325)	$219	$(3)
States, municipalities and political subdivisions	171			14		(89)			96
Asset-backed:
Residential mortgage-backed	452	(14)	2	97		(40)		(84)	413	(18)
Commercial mortgage-backed	59	8	14	165	(12)	(28)	13	(90)	129
Other asset-backed	343	11	8	615	(365)	(128)		(116)	368

Total asset-backed	854	5	24	877	(377)	(196)	13	(290)	910	(18)
Redeemable preferred stock	-		(1)	53	(26)				26

Fixed maturities available-for-sale	1,507	11	27	1,174	(538)	(373)	58	(615)	1,251	(21)
Fixed maturities, trading	101	(6)		1	(7)				89	(6)

Total fixed maturities	$1,608	$5	$27	$1,175	$(545)	$(373)	$58	$(615)	$1,340	$(27)

Equity securities available-for-sale	$67	$(36)	$6	$27	$(16)			$(14)	$34	$(38)
Equity securities, trading	14	(6)			(1)				7	(6)

Total equity securities	$81	$(42)	$6	$27	$(17)	$-	$-	$(14)	$41	$(44)

Short term investments	$27			$23	$(4)	$(41)	$1		$6
Other invested assets	11					(10)			1
Life settlement contracts	117	$53				(70)			100	$11
Separate account business	23				(21)				2
Derivative financial instruments, net	(15)	(4)	$30		(6)				5	(1)

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013. There were $106 million of transfers from Level 2 to Level 1 and $72 million of transfers from Level 1 to Level 2 during the year ended December 31, 2012. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

December 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

	(In millions)

Assets

Fixed maturity securities	$142	Discounted cash flow	Credit spread	1.74% – 19.90%(3.98%)

Equity securities	10	Market approach	Private offering price	$360.12 – $4,267.66 per share ($1,147.95 per share)
Life settlement contracts	88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% – 743%(191.6%)

December 31, 2012

Assets

Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 – 5.3 years (4.3 years)
			Credit spread adjustment	0.02% – 0.48%(0.17%)
	72	Market approach	Private offering price	$42.39 – $102.32($100.11)
Equity securities	34	Market approach	Private offering price	$4.54 – $3,842.00 per share
				($571.17 per share)
Life settlement contracts	100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% – 883%(208.9%)

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

December 31, 2013	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Financial assets:
Other invested assets, primarily mortgage loans	$ 508			$ 515	$ 515

Financial liabilities:
Premium deposits and annuity contracts	57			58	58
Short term debt	838		$ 852	20	872
Long term debt	9,995		10,387	182	10,569

December 31, 2012

Financial assets:
Other invested assets, primarily mortgage loans	$ 401			$ 418	$ 418

Financial liabilities:
Premium deposits and annuity contracts	100			104	104
Short term debt	19		$ 13	6	19
Long term debt	9,191		10,170	202	10,372

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

December 31	2013			2012
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$ 300		$ (4)	$ 300		$ (6)
Commodities:
Forwards – short	191	$ 5	(4)	288	$ 39	(3)
Foreign exchange:
Currency forwards – short	114	2	(1)	144	4

Without hedge designation:

Equity markets:
Options – purchased	1,561	41		255	19
– written	729		(23)	374		(11)
Equity swaps and warrants – long	17	9		14	6
Interest rate risk:
Credit default swaps
– purchased protection	50		(3)	78		(2)
– sold protection	25			33		(2)
Foreign exchange:
Currency forwards – long	55			404		(2)
– short	113			128

Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables and Payable to brokers on the Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended December 31, 2013 and 2012.

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Statements of Income. Losses of $10 million, $5 million and $34 million were recorded in Investment gains (losses) for the years ended December 31, 2013, 2012 and 2011. Losses of $26 million, $19 million and $14 million were included in Net investment income for the years ended December 31, 2013, 2012 and 2011.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and other energy-related products, exposure to foreign currency losses on future foreign currency expenditures, as well as risks attributable to changes in interest rates on long term debt. Losses of $19 million and gains of $43 million and $33 million were recognized in OCI related to these cash flow hedges for the years ended December 31, 2013, 2012 and 2011. Gains of $19 million and $54 million and losses of $28 million were reclassified from AOCI into income for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the estimated amount of net unrealized losses associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $6 million. For each of the years ended December 31, 2013, 2012 and 2011, the net amounts recognized due to ineffectiveness were less than $1 million.

Note 6.  Receivables

December 31	2013	2012

(In millions)

Reinsurance	$6,088	$6,231
Insurance	2,063	1,983
Receivable from brokers	239	159
Accrued investment income	448	437
Federal income taxes	34	51
Other, primarily customer accounts	818	717

Total	9,690	9,578
Less: allowance for doubtful accounts on reinsurance receivables	71	73
allowance for other doubtful accounts	258	139

Receivables	$9,361	$9,366

Note 7.  Property, Plant and Equipment

December 31	2013	2012

(In millions)

Pipeline equipment (net of accumulated DD&A of $1,404 and $1,168)	$7,232	$7,148
Offshore drilling equipment (net of accumulated DD&A of $3,727 and $3,347)	3,750	3,824
Natural gas and oil proved and unproved properties (net of accumulated DD&A of $3,128 and $2,813)	772	893
Other (net of accumulated DD&A of $825 and $874)	812	815
Construction in process	1,932	1,255

Property, plant and equipment, net	$14,498	$13,935

DD&A expense and capital expenditures are as follows:

Year Ended December 31	2013		2012		2011

	DD&A	Capital Expend.	DD&A	Capital Expend.	DD&A	Capital Expend.

(In millions)

CNA Financial	$72	$90	$71	$98	$70	$85
Diamond Offshore	389	987	394	721	399	783
Boardwalk Pipeline	275	305	256	247	231	142
HighMount	75	270	101	346	94	324
Loews Hotels	32	369	30	30	29	19
Corporate and other	6	4	7	10	10	19

Total	$849	$2,025	$859	$1,452	$833	$1,372

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $99 million, $55 million and $31 million for the years ended December 31, 2013, 2012 and 2011.

Offshore Drilling Equipment

Purchase of Assets

In 2013 and 2012, Diamond Offshore recorded $128 million and $251 million in Construction in process for four new ultra-deepwater drillships. In addition, Diamond Offshore recorded $354 million and $235 million in Construction in process for two new deepwater floaters in 2013 and 2012. The rigs are being constructed utilizing the hulls of two of Diamond Offshore’s mid-water floaters. In 2013, Diamond Offshore also recorded $195 million in Construction in process for the construction of a harsh environment semisubmersible drilling rig, with an expected completion date in the first quarter of 2016.

Sale of Assets

In 2012, Diamond Offshore sold six jack-up rigs for total proceeds of $132 million, resulting in a pretax gain of approximately $76 million, recorded in Other revenues.

Asset Impairment

In 2012, Diamond Offshore decided to actively market for sale three mid-water rigs and one jack-up rig. Diamond Offshore recorded an impairment charge of $62 million related to the three mid-water rigs. The fair value for each rig was measured using an expected present value technique that utilized significant unobservable inputs, representing a Level 3 fair value measurement, which included assumptions for estimated proceeds that may be received on disposition of the rig and estimated costs to sell. At December 31, 2013 and 2012, the carrying value of these rigs amounted to $8 million and $12 million.

Natural Gas and Oil Proved and Unproved Properties

Impairment of Natural Gas and Oil Properties

In 2013 and 2012, HighMount recorded ceiling test impairment charges of $291 million and $680 million ($186 million and $433 million after tax) related to the carrying value of its natural gas and oil properties. The impairments were recorded within Other operating expenses and as credits to Accumulated DD&A. The 2013 write-downs were primarily attributable to negative reserve revisions due to variability in well performance where HighMount is testing different horizontal target zones and hydraulic fracture designs and due to reduced average NGL prices used in the ceiling test calculations. The write-downs in 2012 were the result of significant declines in natural gas and NGL prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $301 million and $737 million ($192 million and $469 million after tax) for the years ended December 31, 2013 and 2012.

Costs Not Being Amortized

HighMount excludes from amortization the cost of unproved properties, the cost of exploratory wells in progress and major development projects in progress. Natural gas and oil property and equipment costs not being amortized as of December 31, 2013, are as follows, by the year in which such costs were incurred:

		Total	2013	2012	2011	Prior

(In millions)

Acquisition costs		$ 148	$ 8	$ 1	$ 28	$ 111
Exploration costs		76	70	1	3	2
Capitalized interest		35	7	7	8	13

Total excluded costs		$ 259	$ 85	$ 9	$ 39	$ 126

Note 8. Goodwill

	Total	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels

(In millions)

Balance, December 31, 2011	$ 908	$ 86	$ 20	$ 215	$ 584	$ 3
Acquisitions	91	35		56
Other adjustments	(3)	(3)

Balance, December 31, 2012	996	118	20	271	584	3
Impairments	(636)			(52)	(584)
Other adjustments	(3)	1		(4)

Balance, December 31, 2013	$ 357	$ 119	$ 20	$ 215	$ -	$ 3

Based upon the completion of its annual goodwill impairment testing in 2013, Boardwalk Pipeline determined in the first step of the two-step quantitative goodwill impairment analysis that the carrying value of its reporting unit which included goodwill associated with the Petal acquisition as discussed in Note 2, exceeded its fair value. The fair value of the reporting unit declined from the amount determined in 2012 primarily due to the recent narrowing of time period price spreads and reduced volatility which negatively affects the value of Boardwalk Pipeline’s storage and PAL services and the cumulative effect of reduced basis spreads on the value of Boardwalk Pipeline’s transportation services. The fair value measurement of the reporting unit was derived based on judgments and assumptions which Boardwalk Pipeline believes market participants would use in assessing the fair value of the reporting unit. These judgments and assumptions which utilized significant unobservable inputs, representing a Level 3 fair value measurement, included the valuation premise, use of a discounted cash flow model to estimate fair value and inputs to the valuation model. The inputs included, but were not limited to, forecasted operating results and the long term natural gas outlook for growth in demand. Due to the results of the first step, Boardwalk Pipeline performed the second step to compare the fair value of the reporting unit to the fair value of the reporting unit’s assets and liabilities. As a result, Boardwalk Pipeline recognized a goodwill impairment charge of $52 million ($16 million after tax and noncontrolling interests) for the year ended December 31, 2013, representing the carrying value of the goodwill for the reporting unit.

Recognition of a ceiling test impairment charge is considered a triggering event for purposes of assessing any potential impairment of goodwill at HighMount under a two-step process. The first step compares HighMount’s estimated fair value to its carrying value. Due to the continued low market prices for natural gas and NGLs, the recent history of quarterly ceiling test write-downs during 2012 and 2013 and potential for future impairments, and negative reserve revisions recognized during 2013, HighMount reassessed its goodwill impairment analysis. To determine fair value, HighMount used a market approach which required significant estimates and assumptions and utilized significant unobservable inputs, representing a Level 3 fair value measurement. These estimates and assumptions primarily included, but were not limited to, earnings before interest, tax, depreciation and amortization, production and reserves, control premium, discount rates and required capital expenditures. These valuation techniques were based on analysis of comparable public companies, adjusted for HighMount’s growth profile. In the first step, HighMount determined that its carrying value exceeded its fair value requiring HighMount to perform the second step and to estimate the fair value of its assets and liabilities. The carrying value of goodwill is limited to the amount that HighMount’s estimated fair value exceeds the fair value of assets and liabilities. As a result, HighMount recorded a goodwill impairment charge of $584 million ($382 million after tax) for the year ended December 31, 2013, consisting of all of its remaining goodwill.

Based on the results of the annual impairment tests for all other reporting units, the Company concluded that the fair values of all other reporting units significantly exceeded their carrying values, no other goodwill impairment existed at December 31, 2013.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $169 million, $391 million and $222 million for the years ended December 31, 2013, 2012 and 2011. Catastrophe losses in 2012 included Storm Sandy.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company:

Year Ended December 31	2013	2012	2011

(In millions)

Reserves, beginning of year:
Gross	$24,763	$24,303	$ 25,496
Ceded	5,126	5,020	6,122

Net reserves, beginning of year	19,637	19,283	19,374

Change in net reserves due to acquisition (disposition) of subsidiaries		291	(277)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,114	5,273	4,904
Decrease in provision for insured events of prior years	(115)	(182)	(429)
Amortization of discount	154	145	135

Total net incurred (a)	5,153	5,236	4,610

Net payments attributable to:
Current year events	(981)	(988)	(1,029)
Prior year events	(4,588)	(4,280)	(3,473)

Total net payments	(5,569)	(5,268)	(4,502)

Foreign currency translation adjustment and other	(104)	95	78

Net reserves, end of year	19,117	19,637	19,283
Ceded reserves, end of year	4,972	5,126	5,020

Gross reserves, end of year	$24,089	$24,763	$ 24,303

(a)    Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits and policyholders’ funds, which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Year Ended December 31	2013	2012	2011

(In millions)

Property and casualty reserve development	$(115)	$(180)	$ (429)
Life reserve development in life company		(2)

Total	$(115)	$(182)	$ (429)

The following tables summarize the gross and net carried reserves:

December 31, 2013	CNA Specialty	CNA Commercial	Life & Group Non-Core	Other	Total

(In millions)

Gross Case Reserves	$ 2,270	$ 5,829	$ 2,748	$ 1,415	$ 12,262
Gross IBNR Reserves	4,419	4,820	310	2,278	11,827

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$ 6,689	$ 10,649	$ 3,058	$ 3,693	$ 24,089

Net Case Reserves	$ 2,024	$ 5,358	$ 2,352	$ 442	$ 10,176
Net IBNR Reserves	4,142	4,269	271	259	8,941

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$ 6,166	$ 9,627	$ 2,623	$ 701	$ 19,117

December 31, 2012

Gross Case Reserves	$ 2,292	$ 6,146	$ 2,690	$ 1,540	$ 12,668
Gross IBNR Reserves	4,456	5,180	316	2,143	12,095

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$ 6,748	$ 11,326	$ 3,006	$ 3,683	$ 24,763

Net Case Reserves	$ 2,008	$ 5,611	$ 2,253	$ 484	$ 10,356
Net IBNR Reserves	4,104	4,600	275	302	9,281

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$ 6,112	$ 10,211	$ 2,528	$ 786	$ 19,637

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other segments for the years ended December 31, 2013, 2012 and 2011.

Favorable net prior year development of $9 million, $11 million and $29 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31, 2013	CNA Specialty	CNA Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (230)	$ 104	$ 8	$ (118)
Pretax (favorable) unfavorable premium development	(17)	(9)	(16)	(42)

Total pretax (favorable) unfavorable net prior year development	$ (247)	$ 95	$ (8)	$ (160)

Year Ended December 31, 2012

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (135)	$ (46)	$ (24)	$ (205)
Pretax (favorable) unfavorable premium development	(15)	(35)	4	(46)

Total pretax (favorable) unfavorable net prior year development	$ (150)	$ (81)	$ (20)	$ (251)

Year Ended December 31, 2011

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (217)	$ (204)	$ (2)	$ (423)
Pretax (favorable) unfavorable premium development	(28)	21	(1)	(8)

Total pretax (favorable) unfavorable net prior year development	$ (245)	$ (183)	$ (3)	$ (431)

For the year ended December 31, 2013, favorable premium development for Other is primarily due to a commutation recorded at Hardy.

For the year ended December 31, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

For the year ended December 31, 2011, favorable premium development was recorded for CNA Specialty primarily due to changes in estimates of exposures in medical professional liability tail coverages. Unfavorable premium development for CNA Commercial was recorded due to a reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures.

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the CNA Specialty segment:

Year Ended December 31	2013	2012	2011

(In millions)

Medical professional liability	$(35)	$(32)	$(92)
Other professional liability and management liability	(101)	(22)	(78)
Surety	(74)	(63)	(47)
Warranty	(3)	(5)	(13)
Other	(17)	(13)	13

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(230)	$(135)	$(217)

2013

Overall, favorable development for medical professional liability reflects favorable experience in accident years 2009 and prior. Unfavorable development was recorded for accident years 2010 and 2011 due to higher than expected large loss activity.

Overall, favorable development for other professional liability and management liability was related to better than expected loss emergence in accident years 2010 and prior. Unfavorable development was recorded in accident year 2011 related to an increase in severity in management liability.

Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2011 and prior.

Other includes standard property and casualty coverages provided to CNA Specialty customers. Favorable development for other coverages was primarily due to better than expected loss emergence in property coverages primarily in accident years 2010 and subsequent.

2012

Favorable development for medical professional liability was primarily due to better than expected loss emergence in accident years 2008 and prior.

Overall, favorable development for other professional liability and management liability was primarily due to better than expected loss emergence in accident years 2003 through 2007. Unfavorable development was recorded in CNA’s lawyer coverages in accident years 2010 and 2011 primarily due to increased frequency and severity.

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

Favorable development for other professional liability and management liability was driven by better than expected loss emergence in the life agents, accountants, and architects & engineers business in accident years 2008 and prior. In addition, favorable development in CNA’s European book of business was primarily due to favorable outcomes on several large losses in financial directors and officers and errors and omissions coverages in accident years 2003 and prior.

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

CNA Commercial

The following table and discussion provide further detail of the development recorded for the CNA Commercial segment:

Year Ended December 31	2013	2012	2011

(In millions)

Commercial auto	$15	$27	$(98)
General liability	59	(64)	(39)
Workers’ compensation	92	15	36
Property and other	(62)	(24)	(103)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$104	$(46)	$(204)

2013

Unfavorable development for commercial auto coverages was primarily due to higher than expected frequency in accident years 2011 and 2012 and large loss emergence in accident years 2009 and 2010.

Unfavorable development for general liability coverages was primarily related to increased incurred loss severity in accident years 2010 through 2012.

Unfavorable development for workers’ compensation includes CNA’s response to legislation enacted during 2013 related to the New York Fund for Reopened Cases. The law change necessitated an increase in reserves as re-opened workers’ compensation claims can no longer be turned over to the state for handling and payment after December 31, 2013. Additional unfavorable development was recorded in accident year 2012 related to increased frequency and severity on claims related to Defense Base Act contractors and in accident year 2010 due to higher than expected large losses and increased severity in the state of California.

Favorable development for property and other coverages was primarily related to favorable outcomes on litigated catastrophe claims in accident years 2005 and 2010 as well as favorable loss emergence in non-catastrophe losses in accident years 2010 through 2012.

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

Overall, favorable development for property and other coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident years 2009 and 2010. Unfavorable development was recorded in accident year 2011 related to several large losses.

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

A&EP Reserves

In 2010, Continental Casualty Company (“CCC”) together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO (“Loss Portfolio Transfer” or “LPT”). Under the terms of the NICO transaction, CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.

The following table displays the impact of the Loss Portfolio Transfer on the Consolidated Statements of Income.

Year Ended December 31	2013	2012	2011

(In millions)

Net A&EP adverse development before consideration of LPT	$363	$261	$84
Provision for uncollectible third party reinsurance on A&EP	140

Additional amounts ceded under LPT	503	261	84
Retroactive reinsurance benefit recognized	(314)	(261)	(84)

Pretax impact of unrecognized deferred retroactive reinsurance benefit	$189	$-	$-

During 2013, 2012 and 2011, unfavorable development was recorded for accident years 2000 and prior related to A&EP claims due to an increase in ultimate claim severity and higher than anticipated claim reporting, as well as increased defense costs. Additionally, in 2013 CNA recognized a provision for uncollectible third party reinsurance which increased the expected recovery from NICO.

The Loss Portfolio Transfer is a retroactive reinsurance contract. In the event that the cumulative claim and allocated claim adjustment expenses ceded under the Loss Portfolio Transfer exceed the consideration paid, the resulting gain from such excess is deferred. A portion of the deferred gain is cumulatively recognized in earnings in the period such excess arises as if the revised estimate was available at the inception date of the Loss Portfolio Transfer.

In the fourth quarter of 2013, the cumulative amounts ceded under the Loss Portfolio Transfer of $2.5 billion exceeded the $2.2 billion consideration paid, resulting in a $189 million deferred retroactive reinsurance gain in Insurance claims and policyholders’ benefits on the Consolidated Statements of Income. This deferred benefit will be recognized in earnings in future periods in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account at December 31, 2013 was $3.1 billion. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to CNA’s A&EP claims.

Note 10.  Leases

Leases cover office facilities, machinery and computer equipment. The Company’s hotels in some instances are constructed on leased land. Rent expense amounted to $92 million, $96 million and $91 million for the years ended December 31, 2013, 2012 and 2011. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease

Year Ended December 31	Payments	Receipts

(In millions)

2014	$66	$2
2015	60
2016	53
2017	42
2018	35
Thereafter	127

Total	$383	$2

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

For 2011 through 2013, the Internal Revenue Service (“IRS”) has accepted the Company into the Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position and cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2009.

Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal, various state and foreign jurisdictions. The examination of Diamond Offshore’s 2010 federal income tax return was completed during 2013. Tax years that remain subject to examination by the various other jurisdictions include years 2003 to 2012.

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2013	2012	2011

(In millions)

Income tax expense (benefit):
Federal:
Current	$171	$183	$127
Deferred	15	(18)	246
State and city:
Current	19	19	10
Deferred	(8)	(5)	14
Foreign	163	110	135

Total	$360	$289	$532

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

Year Ended December 31	2013	2012	2011

(In millions)

Income before income tax:
U.S.	$1,097	$911	$1,466
Foreign	332	488	760

Total	$1,429	$1,399	$2,226

Income tax expense at statutory rate	$500	$490	$779
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(99)	(86)	(76)
Foreign related tax differential	(117)	(152)	(203)
Amortization of deferred charges associated with intercompany rig sales to other tax jurisdictions	31	31	30
Taxes related to domestic affiliate	19	25	55
Partnership earnings not subject to taxes	(38)	(43)	(27)
Unrecognized tax benefit (expense)	66	6	(8)
Other (a)	(2)	18	(18)

Income tax expense	$360	$289	$532

(a)	Includes state and local taxes, retroactive tax law changes, adjustments to prior year estimates and other non-deductible expenses.

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely to finance foreign activities, or recover such undistributed earnings tax-free. The determination of the amount of the unrecognized deferred tax liability on approximately $2.4 billion of undistributed earnings related to foreign subsidiaries is not practicable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2013	2012	2011

(In millions)

Balance at January 1	$67	$63	$75
Additions based on tax positions related to the current year	2	4	1
Additions for tax positions related to a prior year	31	5
Reductions for tax positions related to a prior year	(7)	(5)	(5)
Lapse of statute of limitations	(2)		(8)

Balance at December 31	$91	$67	$63

At December 31, 2013, 2012 and 2011, $76 million, $48 million and $41 million of unrecognized tax benefits related to Diamond Offshore would affect the effective tax rate if recognized.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense on the Consolidated Statements of Income. Interest amounts recorded by the Company were insignificant for the years ended December 31, 2013, 2012 and 2011. The Company recorded income tax expense of $38 million for the year ended December 31, 2013 and income tax benefit of $1 million and $3 million for the years ended December 31, 2012 and 2011 related to penalties.

During 2013, Diamond Offshore received a notification from the Egyptian tax authorities proposing a $1.2 billion increase in taxable income for the years 2006 to 2008. Diamond Offshore disagrees with the tax audit findings and intends to pursue all legal remedies available. A charge to income tax expense of $57 million, inclusive of $31 million of penalties, was recorded due to the inherent uncertainties associated with Egyptian income tax law.

The following table summarizes deferred tax assets and liabilities:

December 31	2013	2012

(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$289	$352
Unearned premium reserves	178	162
Receivables	53	62
Employee benefits	319	524
Life settlement contracts	46	45
Deferred retroactive reinsurance benefit	66
Net loss and tax credits carried forward	81	178
Basis differential in investment in subsidiary	23	26
Goodwill	221	33
Other	186	172

Deferred tax assets	1,462	1,554

Deferred tax liabilities:
Deferred acquisition costs	(232)	(238)
Net unrealized gains	(359)	(733)
Property, plant and equipment	(786)	(691)
Basis differential in investment in subsidiary	(564)	(565)
Other liabilities	(198)	(167)

Deferred tax liabilities	(2,139)	(2,394)

Net deferred tax liability (a)	$(677)	$(840)

(a)	Includes $39 million of deferred tax assets reflected in Other assets in our Consolidated Balance Sheet at December 31, 2013.

As of December 31, 2013, the Company has federal tax credit carryforwards of $42 million, which have an indefinite life and foreign operating loss carryforwards with a tax effect of approximately $18 million, of which $17 million have an indefinite life with the remaining benefits expiring between 2021 and 2023.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The act extends, through 2013, several expired or expiring temporary business provisions, commonly referred to as “extenders”, which are retroactively extended to the beginning of 2012. As required by GAAP, the effects of new legislation are recognized when signed into law. The Company reduced 2013 tax expense by $28 million as a result of recognizing the 2012 effect of the extenders.

Note 12.  Debt

December 31	2013	2012

(In millions)

Loews Corporation (Parent Company):
Senior:
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400)	$400	$400
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500
CNA Financial:
Senior:
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized, $549)	549	549
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)	350	350
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.4% notes due 2019 (effective interest rate of 7.5%) (authorized, $350)	350	350
5.9% notes due 2020 (effective interest rate of 6.0%) (authorized, $500)	500	500
5.8% notes due 2021 (effective interest rate of 5.9%) (authorized, $400)	400	400
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
Variable rate note due 2036 (effective interest rate of 3.5% and 3.7%)	30	30
Other senior debt (effective interest rates approximate 2.9%)		13
Diamond Offshore:
Senior:
5.2% notes due 2014 (effective interest rate of 5.2%) (authorized, $250)	250	250
4.9% notes due 2015 (effective interest rate of 5.0%) (authorized, $250)	250	250
5.9% notes due 2019 (effective interest rate of 6.0%) (authorized, $500)	500	500
3.5% notes due 2023 (effective interest rate of 3.6%) (authorized, $250)	250
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized, $500)	500	500
4.9% notes due 2043 (effective interest rate of 5.0%) (authorized, $750)	750
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2017 (effective interest rate of 1.3%)	175	302
Variable rate term loan due 2017 (effective interest rate of 1.9% and 2.0%)	225	225
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250)	250	250
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275)	275	275
5.9% notes due 2016 (effective interest rate of 6.0%) (authorized, $250)	250	250
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300)	300	300
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275)	275	275
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)	185	185
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $350)	350	350
4.5% notes due 2021 (effective interest rate of 5.0%) (authorized, $440)	440	440
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)	300	300
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Capital lease obligation	10
HighMount:
Senior:
Variable rate credit facility due 2016 (effective interest rate of 3.4%)	500	710
Capital lease obligation	2
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 3.9%)	202	209

	10,911	9,256
Less unamortized discount	65	46

Debt	$10,846	$9,210

December 31, 2013	Principal	Unamortized Discount	Net	Short Term Debt	Long Term Debt

(In millions)

Loews Corporation	$1,700	$22	$1,678		$1,678
CNA Financial	2,572	12	2,560	$549	2,011
Diamond Offshore	2,500	20	2,480	250	2,230
Boardwalk Pipeline	3,435	11	3,424		3,424
HighMount	502		502	21	481
Loews Hotels	202		202	20	182

Total	$10,911	$65	$10,846	$840	$10,006

At December 31, 2013, the aggregate of long term debt maturing in each of the next five years is approximately as follows: $840 million in 2014, $948 million in 2015, $1.5 billion in 2016, $977 million in 2017, $337 million in 2018 and $6.3 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.

Corporate and Other

In May of 2013, the Company completed a public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043. The Company received net proceeds of $983 million, after deducting the underwriters’ discounts and commissions and offering expenses of $17 million, which will be amortized over the life of the notes. The proceeds for this offering will be used for general corporate purposes.

CNA Financial

In 2013, CNA became a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA acquired $16 million of FHLBC stock giving it access to approximately $330 million of additional liquidity. As of December 31, 2013, CNA has no outstanding borrowings from the FHLBC.

CNA has a $250 million revolving credit agreement. The credit agreement, which matures on April 19, 2016, bears interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At CNA’s election the commitments under the unsecured credit facility may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to first and second anniversary of the closing. As of December 31, 2013, there were no borrowings under the credit facility and CNA was in compliance with all covenants.

Diamond Offshore

In November of 2013, Diamond Offshore completed a public offering of $250 million aggregate principal amount of 3.5% senior notes due November 1, 2023 and $750 million aggregate principal amount of 4.9% senior notes due November 1, 2043. Diamond Offshore intends to use the net proceeds of $988 million from this offering for general corporate purposes, including the redemption, repurchase or retirement of $250 million principal amount of its 5.2% senior notes due September 1, 2014 and $250 million principal amount of its 4.9% senior notes due July 1, 2015.

Diamond Offshore has a $750 million revolving credit agreement with a maturity date of September 28, 2018. The credit agreement bears interest at Diamond Offshore’s option on either an alternate base rate or Eurodollar rate, as defined in the credit agreement, plus an applicable margin. As of December 31, 2013, there were no borrowings under the credit facility and Diamond Offshore was in compliance with all covenants.

Boardwalk Pipeline

Boardwalk Pipeline has a revolving credit agreement with aggregate lending commitments of $1.0 billion. The credit agreement has a maturity date of April 27, 2017. As of December 31, 2013 and 2012, Boardwalk Pipeline had $175 million and $302 million of borrowings outstanding under the revolving credit facility with a weighted average interest rate on the borrowings of 1.3% and had no letters of credit issued. As of December 31, 2013, Boardwalk Pipeline was in compliance with all covenants under the credit facility and had available borrowing capacity of $825 million.

HighMount

HighMount has a credit agreement governing its term loan and a $250 million revolving credit facility. The credit agreement, which matures on December 1, 2016, bears interest at LIBOR plus an applicable margin. As of December 31, 2013, there were no borrowings under the revolving credit facility. HighMount’s credit agreement contains financial covenants typical for these agreements, including a maximum debt to capitalization ratio and a minimum ratio of the net present value of its projected future cash flows from its proved natural gas and oil reserves to total debt. Due to the decline in proved natural gas and oil reserves and the resulting limited capacity under the credit agreement, HighMount repaid $210 million of its debt in 2013. As of December 31, 2013, HighMount was in compliance with all covenants.

Note 13.  Shareholders’ Equity

Accumulated other comprehensive income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the years ended December 31, 2011, 2012 and 2013:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2011	$(65)	$607	$(18)	$ (415)	$121	$230
Other comprehensive income (loss) before reclassifications, after tax of $23, $(211), $(13), $126 and $0	(44)	377	20	(241)	(14)	98
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $(29), $8, $(10), $0 and $0	54	(15)	19	3		61

Other comprehensive income (loss)	10	362	39	(238)	(14)	159
Acquisition of CNA Surety noncontrolling interests and disposition of FICOH ownership interest		2		8		10
Issuance of equity securities by subsidiary				1		1
Amounts attributable to noncontrolling interests	(2)	(42)	4	23	1	(16)

Balance, December 31, 2011	(57)	929	25	(621)	108	384
Other comprehensive income (loss) before reclassifications, after tax of $(54), $(151), $(17), $76 and $0	102	281	26	(145)	39	303
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $10, $(31), $20, $(8) and $0	(18)	58	(34)	13		19

Other comprehensive income (loss)	84	339	(8)	(132)	39	322
Issuance of equity securities by subsidiary				5		5
Amounts attributable to noncontrolling interests	(9)	(35)	(1)	16	(4)	(33)

Balance, December 31, 2012	18	1,233	16	(732)	143	678
Other comprehensive income (loss) before reclassifications, after tax of $(3), $354, $7, $(165) and $0	6	(658)	(12)	307	(11)	(368)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $10, $8, $(12) and $0		(21)	(11)	22		(10)

Other comprehensive income (loss)	6	(679)	(23)	329	(11)	(378)
Issuance of equity securities by subsidiary				2		2
Amounts attributable to noncontrolling interests	(1)	68		(31)	1	37

Balance, December 31, 2013	$23	$622	$(7)	$ (432)	$133	$339

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Interest expense, Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Common Stock Dividends

Dividends of $0.25 per share on the Company’s common stock were declared and paid in 2013, 2012 and 2011.

There are no restrictions on the Company’s retained earnings or net income with regard to payment of dividends. However, as a holding company, Loews relies upon invested cash balances and distributions from its subsidiaries to generate the funds necessary to declare and pay any dividends to holders of its common stock. The ability of the Company’s subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, compliance with covenants in their respective loan agreements and applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. See Note 14 for a discussion of the regulatory restrictions on CNA’s availability to pay dividends.

Subsidiary Equity Transactions

In May of 2013, Boardwalk Pipeline sold 12.7 million common units in a public offering and received net proceeds of $377 million, including an $8 million contribution from the Company to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction, from 55% to 53%. The issuance price of the common units exceeded the Company’s carrying value, resulting in an increase to Additional paid-in capital (“APIC”) of $51 million and an increase to AOCI of $2 million.

Treasury Stock

The Company repurchased 4.9 million, 5.6 million and 18.2 million shares of Loews common stock at aggregate costs of $218 million, $222 million and $718 million during the years ended December 31, 2013, 2012 and 2011. Upon retirement, treasury stock is eliminated through a reduction to common stock, APIC and retained earnings.

Note 14.  Statutory Accounting Practices

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2013, CCC is in a positive earned surplus position, enabling CCC to pay approximately $715 million of dividend payments during 2014 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows:

	Statutory Capital and Surplus		Statutory Net Income (Loss)

	December 31		Year Ended December 31

	2013 (b)	2012	2013 (b)	2012	2011

(In millions)

Combined Continental Casualty Companies (a)	$ 11,137	$ 9,998	$ 913	$ 391	$ 954
Life company	597	556	48	44	29

(a)	Represents the combined statutory surplus of CCC and its subsidiaries, including the life company.
(b)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.

CNA’s domestic insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action.

The statutory capital and surplus presented above for CCC was approximately 265% and 240% of company action level RBC at December 31, 2013 and 2012. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CCC’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

The Hardy insurance entities are not owned by CCC, therefore their regulatory capital is not included in the Statutory Capital and Surplus of the Combined Continental Casualty Companies presented in the table above. At December 31, 2013, Hardy’s capital requirement included $148 million of capital provided by CCC which is included in Combined Continental Casualty Companies’ Statutory Capital and Surplus above.

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

Estimates of reserves as of December 31, 2013, 2012 and 2011 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. HighMount’s reserve estimates for 2013 were audited by Netherland, Sewell & Associates, Inc., (“NSAI”). NSAI is an independent third party petroleum engineering consulting firm, and the audit was performed in accordance with the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. All proved reserves are located in the United States.

Reserves

Estimated net quantities of proved natural gas and oil (including condensate and NGLs) reserves at December 31, 2013, 2012 and 2011 and changes in the reserves during 2013, 2012 and 2011 are shown in the schedule below:

Proved Developed and Undeveloped Reserves	Natural Gas	NGLs and Oil	Natural Gas Equivalents

	(Bcf)	(thousands of barrels)	(Bcfe)

January 1, 2011	945	59,195	1,300
Changes in reserves:
Extensions, discoveries and other additions	26	3,556	48
Revisions of previous estimates (a)	(107)	(7,540)	(152)
Production	(45)	(2,976)	(63)
Sales of reserves in place		(11)
Purchases of reserves in place		167	1

December 31, 2011	819	52,391	1,134
Changes in reserves:
Extensions, discoveries and other additions (b)	22	8,960	75
Revisions of previous estimates (c)	(244)	(13,902)	(328)
Production	(39)	(2,858)	(56)
Sales of reserves in place
Purchases of reserves in place

December 31, 2012	558	44,591	825
Changes in reserves:
Extensions, discoveries and other additions		765	6
Revisions of previous estimates (d)	(11)	(8,643)	(63)
Production	(33)	(2,566)	(48)
Sales of reserves in place		(15)	(1)
Purchases of reserves in place

December 31, 2013	514	34,132	719

Proved developed reserves at:
December 31, 2011	623	37,951	851
December 31, 2012	491	33,781	694
December 31, 2013	485	30,333	667

(a)

During 2011, HighMount reduced its proved developed and proved undeveloped reserves by 152 Bcfe as a result of recent higher decline rates of producing wells and economic factors such as lower gas prices and higher operating expenses.

(b)	During 2012, HighMount converted 27 Bcfe from probable reserves to proved developed and converted another 48 Bcfe from probable reserves to proved undeveloped as a result of new drilling activity.
(c)

During 2012, HighMount reclassified 199 Bcfe of proved undeveloped reserves to a non-proved category as a result of economic factors such as lower gas prices and higher operating expenses. Lower gas prices also resulted in an 80 Bcfe reduction in proved developed reserves due to wells reaching their economic limit sooner than previously anticipated. Additionally, HighMount reduced its proved developed reserves by 49 Bcfe as a result of higher production declines on its producing wells, partly due to the suspension of uneconomic maintenance and recompletion work.

(d)

During 2013, HighMount reclassified 79 Bcfe of proved undeveloped reserves to a non-proved category due to variability in well performance and reduction in drilling plans as a result of continued low natural gas and NGL prices. Additionally, HighMount reduced its proved developed reserves by 73 Bcfe primarily as a result of higher production declines on its gas-producing wells, partly due to the suspension of uneconomic maintenance and recompletion work. Higher gas prices resulted in an 89 Bcfe increase in proved developed reserves due to wells reaching their economic limit later than previously anticipated.

Capitalized Costs

The aggregate amounts of costs capitalized for natural gas and oil producing activities, and related aggregate amounts of accumulated depletion follow:

December 31	2013	2012	2011

(In millions)

Subject to depletion	$3,641	$3,497	$3,002
Costs excluded from depletion	259	209	384

Gross natural gas, NGL and oil properties	3,900	3,706	3,386
Less accumulated depletion	3,128	2,813	2,056

Net natural gas, NGL and oil properties	$772	$893	$1,330

The following costs were incurred in natural gas and oil producing activities:

Year Ended December 31	2013	2012	2011

(In millions)

Acquisition of properties:
Proved			$12
Unproved	$18	$16	128

Subtotal	18	16	140
Exploration costs	16	6	11
Development costs (a)	222	308	159

Total	$256	$330	$310

(a)	Development costs incurred for proved undeveloped reserves were $17, $14 and $25 in 2013, 2012 and 2011.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and Oil Reserves

The following table represents a calculation of the standardized measure of discounted future net cash flows relating to proved natural gas and oil reserve quantities that HighMount owns:

December 31	2013	2012	2011

(In millions)

Future cash inflows (a) (b)	$2,819	$3,405	$ 5,688
Less:
Future production costs	1,392	1,446	1,969
Future development costs	131	359	636
Future income tax expense		6	456

Future cash flows	1,296	1,594	2,627
Less annual discount (10% a year)	813	948	1,725

Standardized measure of discounted future net cash flows	$483	$646	$ 902

(a) 2013, 2012 and 2011 amounts exclude the effect of derivative instruments designated as hedges of future sales of production at year end.
(b) The following prices were used in the determination of standardized measure:

December 31	2013	2012	2011

Gas (per million British thermal units)	$3.67	$2.76	$ 4.12
NGL (per barrel)	35.39	41.11	55.18
Oil (per barrel)	96.94	94.71	96.19

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

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and Oil Reserves

The following table is a summary of changes between the total standardized measure of discounted future net cash flows at the beginning and end of each year:

Year Ended December 31	2013	2012	2011

(In millions)

Standardized measure, beginning of period	$646	$902	$ 957
Changes in the year resulting from:
Sales and transfers of natural gas and oil produced during the year, less production costs	(169)	(213)	(291)
Net changes in prices and development costs	103	(644)	164
Extensions, discoveries and other additions, less production and development costs	50	183	82
Previously estimated development costs incurred during the period	17	14	25
Revisions of previous quantity estimates	(163)	181	(173)
Net changes in purchases and sales of proved reserves in place	(32)		3
Accretion of discount	61	100	107
Income taxes	(37)	131	20
Net changes in production rates and other	7	(8)	8

Standardized measure, end of period	$483	$646	$ 902

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

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits

December 31	2013	2012	2011	2013	2012	2011

Discount rate	4.4%	3.6%	4.5%	4.2%	3.5%	4.3%
Expected long term rate of return on plan assets	7.5%	7.5% to 7.8%	7.5% to 8.0%	5.3%	5.3%	5.3%
Rate of compensation increase	3.5% to 5.5%	3.5% to 5.5%	4.0% to 5.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2013	2012	2011	2013	2012	2011

Discount rate	3.9%	4.5%	5.3%	3.5%	4.4%	5.0%
Expected long term rate of return on plan assets	7.5% to 7.8%	7.5% to 8.0%	7.5% to 8.0%	5.3%	5.3%	4.6%
Rate of compensation increase	3.5% to 5.5%	4.0% to 5.5%	4.0% to 5.5%

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

Assumed health care cost trend rates:

December 31	2013	2012	2011

Health care cost trend rate assumed for next year	4.0% to 8.5%	4.0% to 8.5%	4.0% to 8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2014-2022	2013-2021	2012-2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. An increase or decrease in the assumed health care cost trend rate of 1% in each year would not have a significant impact on the Company’s service and interest cost as of December 31, 2013. An increase of 1% in each year would increase the Company’s accumulated postretirement benefit obligation as of December 31, 2013 by $2 million and a decrease of 1% in each year would decrease the Company’s accumulated postretirement benefit obligation as of December 31, 2013 by $4 million.

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2013	2012	2011	2013	2012	2011

(In millions)

Service cost	$22	$24	$24	$1	$1	$2
Interest cost	136	151	164	4	5	6
Expected return on plan assets	(198)	(188)	(188)	(5)	(4)	(3)
Amortization of unrecognized net loss	54	47	29	1		1
Amortization of unrecognized prior service benefit				(25)	(25)	(27)
Regulatory asset decrease						4
Settlement/Curtailment	5

Net periodic benefit cost	$19	$34	$29	$(24)	$(23)	$(17)

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits

	2013	2012	2013	2012

(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,700	$3,393	$122	$118
Service cost	22	24	1	1
Interest cost	136	151	4	5
Plan participants’ contributions			6	6
Amendments/Curtailments	(13)		(2)
Actuarial (gain) loss	(313)	303	(13)	8
Benefits paid from plan assets	(178)	(190)	(17)	(16)
Settlements	(19)
Foreign exchange	1	19

Benefit obligation at December 31	3,336	3,700	101	122

Change in plan assets:

Fair value of plan assets at January 1	2,672	2,435	87	82
Actual return on plan assets	340	269	(2)	8
Company contributions	98	141	7	7
Plan participants’ contributions			6	6
Benefits paid from plan assets	(178)	(190)	(17)	(16)
Settlements	(19)
Foreign exchange	1	17

Fair value of plan assets at December 31	2,914	2,672	81	87

Funded status	$(422)	$(1,028)	$(20)	$(35)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$9		$31	$27
Other liabilities	(431)	$(1,028)	(51)	(62)

Net amount recognized	$(422)	$(1,028)	$(20)	$(35)

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service cost (credit)	$(6)	$3	$(117)	$(140)
Net actuarial loss	831	1,348	18	24

Net amount recognized	$825	$1,351	$(99)	$(116)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$3,229	$3,700
Accumulated benefit obligation	3,160	3,509	$51	$62
Fair value of plan assets	2,914	2,672

The accumulated benefit obligation for all defined benefit pension plans was $3.3 billion and $3.6 billion at December 31, 2013 and 2012.

The Company employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2013, the Company had committed $108 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic cost (benefit) during 2014.

	Pension Benefits	Other Postretirement Benefits

(In millions)

Amortization of net actuarial loss	$ 30	$ 1
Amortization of prior service credit	(1)	(26)

Total estimated amounts to be recognized	$ 29	$ (25)

The table below presents the estimated future minimum benefit payments at December 31, 2013.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits

(In millions)

2014	$ 221	$ 9
2015	218	9
2016	225	9
2017	231	9
2018	235	8
Thereafter	1,181	35

	$ 2,311	$ 79

In 2014, it is expected that contributions of approximately $59 million will be made to pension plans and $5 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$505	$15	$520
States, municipalities and political subdivisions		73		73
Asset-backed		254		254

Total fixed maturities	$-	832	15	847
Equity securities	527	117	8	652
Short term investments	49	49		98
Fixed income mutual funds	100			100
Limited partnerships:
Hedge funds		705	352	1,057
Private equity			125	125

Total limited partnerships	-	705	477	1,182
Other assets		35		35

Total	$676	$1,738	$500	$2,914

December 31, 2012

Fixed maturity securities:
Corporate and other bonds		$436	$11	$447
States, municipalities and political subdivisions		91		91
Asset-backed		269		269

Total fixed maturities	$-	796	11	807
Equity securities	424	102	5	531
Short term investments	41	82		123
Fixed income mutual funds	110			110
Limited partnerships:
Hedge funds		591	391	982
Private equity			69	69

Total limited partnerships	-	591	460	1,051
Other assets		40		40
Investment contracts with insurance company			10	10

Total	$575	$1,611	$486	$2,672

The limited partnership investments are recorded at fair value, which represents the plans’ share of the net asset value of each partnership. The share of the net asset value of each partnership is determined by the General Partner and is based upon the fair value of the underlying investments, which are valued using varying market approaches. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 58% are equity related, 36% pursue a multi-strategy approach and 6% are focused on distressed investments at December 31, 2013.

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

The tables below present reconciliations for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

				Net
		Actual Return on Assets		Purchases,	Net Transfers
	Balance at	Still Held at	Sold During	Sales, and	In (Out) of	Balance at
2013	January 1,	December 31,	the Year	Settlements	Level 3	December 31,

(In millions)

Fixed maturity securities:
Corporate and other bonds	$11	$(1)		$5		$15
Equity securities	5	3				8
Limited partnerships:
Hedge funds	391	62		(85)	$(16)	352
Private equity	69	2	$(1)	55		125

Total limited partnerships	460	64	(1)	(30)	(16)	477
Investment contracts with insurance company	10			(10)		-

Total	$486	$66	$(1)	$(35)	$(16)	$500

2012

Fixed maturity securities:
Corporate and other bonds	$10	$1				$11
Equity securities	5					5
Limited partnerships:
Hedge funds	355	45	$3	$(12)		391
Private equity	73	8		(12)		69

Total limited partnerships	428	53	3	(24)	$-	460
Investment contracts with insurance company	10					10

Total	$453	$54	$3	$(24)	$-	$486

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$17		$17
States, municipalities and political subdivisions		38		38
Asset-backed		20		20

Total fixed maturities	$-	75	$-	75
Short term investments	3			3
Fixed income mutual funds	3			3

Total	$6	$75	$-	$81

December 31, 2012

Fixed maturity securities:
Corporate and other bonds		$20		$20
States, municipalities and political subdivisions		38		38
Asset-backed		21		21

Total fixed maturities	$-	79	$-	79
Short term investments	4			4
Fixed income mutual funds	4			4

Total	$8	$79	$-	$87

There were no Level 3 assets at December 31, 2013 and 2012.

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $123 million, $117 million and $100 million for the years ended December 31, 2013, 2012 and 2011.

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

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2013		2012

	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price

Awards outstanding, January 1	6,535,150	$36.963	6,624,609	$34.447
Granted	903,975	44.408	970,800	39.605
Exercised	(871,155)	32.542	(985,359)	22.517
Canceled	(91,579)	43.975	(74,900)	38.701

Awards outstanding, December 31	6,476,391	38.497	6,535,150	36.963

Awards exercisable, December 31	4,496,245	$37.282	4,566,021	$36.521

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Loews Plan at December 31, 2013:

	Awards Outstanding			Awards Exercisable

Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$10.01-20.00	154,803	0.1	$18.865	154,803	$18.865
20.01-30.00	723,172	3.4	24.773	723,172	24.773
30.01-40.00	2,761,766	5.6	36.796	1,924,554	36.224
40.01-50.00	2,645,775	6.4	44.265	1,502,841	44.801
50.01-60.00	190,875	3.1	51.080	190,875	51.080

In 2013, the Company awarded SARs totaling 903,975 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2013 was 5,906,074 shares. There were 6,838,923 shares and 7,129,900 shares available for grant as of December 31, 2013 and 2012.

The weighted average remaining contractual terms of awards outstanding and exercisable as of December 31, 2013, were 5.5 years and 4.4 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2013 were $64 million and $50 million. The total intrinsic value of awards exercised was $11 million, $18 million and $6 million for the years ended 2013, 2012 and 2011. The total fair value of shares vested was $7 million, $11 million and $11 million for the years ended 2013, 2012 and 2011.

The Company recorded stock-based compensation expense of $7 million, $8 million and $10 million related to the Loews Plan for the years ended December 31, 2013, 2012 and 2011. The related income tax benefits recognized were $2 million, $3 million and $4 million. At December 31, 2013, the compensation cost related to nonvested awards not yet recognized was $9 million, and the weighted average period over which it is expected to be recognized is 2.3 years.

The fair value of granted options and SARs for the Loews Plan were estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31	2013	2012	2011

Expected dividend yield	0.6%	0.6%	0.6%
Expected volatility	16.3%	19.0%	24.1%
Weighted average risk-free interest rate	1.1%	0.8%	1.7%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$6.75	$6.53	$8.92

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

The following table summarizes the amounts receivable from reinsurers:

December 31	2013	2012

(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,972	$5,126
Ceded future policy benefits	733	759
Ceded policyholders’ funds	35	35
Reinsurance receivables related to paid losses	348	311

Reinsurance receivables	6,088	6,231
Less allowance for doubtful accounts	71	73

Reinsurance receivables, net of allowance for doubtful accounts	$6,017	$6,158

CNA has established an allowance for doubtful accounts on reinsurance receivables. CNA reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced related to write-offs of reinsurance receivable balances.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.9 billion and $3.7 billion at December 31, 2013 and 2012.

CNA’s largest recoverables from a single reinsurer at December 31, 2013, including prepaid reinsurance premiums, were approximately $2.9 billion from subsidiaries of Berkshire Hathaway Group, $850 million from subsidiaries of Swiss Re Group and $350 million from subsidiaries of the Hartford Insurance Group. The recoverable from the Berkshire Hathaway Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note 9.

The effects of reinsurance on earned premiums are shown in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %

(In millions)

Year Ended December 31, 2013

Property and casualty	$9,063	$258	$2,609	$6,712	3.8%
Accident and health	512	48	1	559	8.6
Life	49		49

Earned premiums	$9,624	$306	$2,659	$7,271	4.2%

Year Ended December 31, 2012

Property and casualty	$8,354	$197	$2,229	$6,322	3.1%
Accident and health	514	47	1	560	8.4
Life	51		51

Earned premiums	$8,919	$244	$2,281	$6,882	3.5%

Year Ended December 31, 2011

Property and casualty	$7,858	$95	$1,919	$6,034	1.6%
Accident and health	521	50	2	569	8.8
Life	55		55

Earned premiums	$8,434	$145	$1,976	$6,603	2.2%

Included in the direct and ceded earned premiums for the years ended December 31, 2013, 2012 and 2011 are $2.2 billion, $1.8 billion and $1.5 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $1.5 billion, $1.5 billion and $1.3 billion for the years ended December 31, 2013, 2012 and 2011, including $712 million, $814 million and $790 million related to the significant third party captive program discussed above.

The impact of reinsurance on life insurance inforce is shown in the following table:

December 31	Direct	Assumed	Ceded	Net

(In millions)

2013	$5,127	-	$5,118	$9
2012	5,713	-	5,702	11
2011	6,528	-	6,515	13

As of December 31, 2013 and 2012, CNA has ceded $1.1 billion of claim and claim adjustment expense reserves, future policy benefits and policyholders’ funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the third party reinsurance credit risk of the sold business.

Note 18.  Quarterly Financial Data (Unaudited)

2013 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

(In millions, except per share data)

Total revenues	$3,890	$3,704	$3,725	$3,734

Net income (loss) (a)	(198)	282	269	242
Per share-basic and diluted	(0.51)	0.73	0.69	0.62

2012 Quarter Ended

Total revenues	$3,705	$3,715	$3,388	$3,744

Net income (loss) (b)	(32)	177	56	367
Per share-basic	(0.08)	0.45	0.14	0.93
Per share-diluted	(0.08)	0.45	0.14	0.92

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)

Net income (loss) for the fourth quarter of 2013 includes a ceiling test impairment charge of $52 million at HighMount related to the carrying value of its natural gas and oil properties, a $398 million goodwill impairment charge and the impact of a $111 million deferred gain under retroactive reinsurance accounting at CNA.

(b)

Net income (loss) for the fourth quarter of 2012 includes a ceiling test impairment charge of $97 million at HighMount related to the carrying value of its natural gas and oil properties and catastrophe impacts incurred, net of reinsurance and including reinstatement premiums of $171 million recorded at CNA related to Storm Sandy.

Note 19.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

Note 20.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification agreements may include provisions that survive indefinitely. As of December 31, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $702 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2013, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Offshore Rig Purchase Obligations

Diamond Offshore is financially obligated under three turnkey construction contracts with Hyundai Heavy Industries, Co. Ltd. (“Hyundai”) for the construction of three dynamically positioned, ultra-deepwater drillships with expected delivery dates in the second and third quarters of 2014 and the first quarter of 2015. Diamond Offshore expects the aggregate cost of the construction of its drillships to be approximately $1.9 billion. The remaining contractual payments aggregating $1.2 billion due to Hyundai will be paid when the remaining drillships are delivered.

Diamond Offshore is also financially obligated under an agreement for the construction of a moored semisubmersible rig with an expected completion date in the third quarter of 2014. The aggregate cost of the rig, including commissioning, spares and project management costs, is estimated to be approximately $370 million. Remaining contractual payments of $54 million are payable during 2014 as construction milestones are met.

Diamond Offshore entered into a vessel modification agreement for enhancements to a mid-water floater that will enable the rig to work in the North Sea, with an expected completion date in the second quarter of 2014. The total cost of the project is estimated to be approximately $120 million, including shipyard costs, owner-furnished equipment and labor, commissioning and capital spares. Remaining contractual payments of $10 million are payable during 2014 as construction milestones are met.

Diamond Offshore entered into a construction contract with Hyundai for the construction of a dynamically positioned, ultra-deepwater harsh environment semisubmersible drilling rig, expected to be delivered in the first quarter of 2016. The total cost of the rig including capital spares, commissioning and shipyard supervision is estimated to be approximately $755 million. The remaining contractual payment of $440 million is due upon delivery of the rig.

Boardwalk Pipeline

Boardwalk Pipeline’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of December 31, 2013 were approximately $85 million, all of which are expected to be settled within the next twelve months.

Loews Hotels

Loews Hotels has commitments aggregating approximately $175 million for the development and renovation of hotel properties.

Note 21.  Business Segments

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

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 45 drilling rigs, including four newbuild rigs which are under construction and one rig being constructed utilizing the hull of one of Diamond Offshore’s existing mid-water floaters. On December 31, 2013, Diamond Offshore’s drilling rigs were located offshore 12 countries in addition to the United States.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas and NGLs and gathering and processing of natural gas. This segment consists of interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana, with approximately 14,450 miles of pipeline.

HighMount is engaged in the exploration, production and marketing of natural gas and oil (including condensate and NGLs), primarily located in the Permian Basin in West Texas as well as in the Mississippian Lime in Oklahoma.

Loews Hotels operates a chain of 18 hotels, 17 of which are in the United States and one is in Canada.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Year Ended December 31	2013	2012	2011

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$3,915	$3,742	$3,512
CNA Commercial	4,360	4,238	4,073
Life & Group Non-Core	1,424	1,395	1,334
Other	414	172	44

Total CNA Financial	10,113	9,547	8,963
Diamond Offshore	2,926	3,072	3,334
Boardwalk Pipeline	1,232	1,187	1,144
HighMount	260	297	390
Loews Hotels	380	397	337
Corporate and other	142	52	(39)

Total	$15,053	$14,552	$14,129

Income (loss) before income tax and noncontrolling interests (a)(b):

CNA Financial:
CNA Specialty	$1,069	$788	$805
CNA Commercial	705	451	591
Life & Group Non-Core	(152)	(222)	(386)
Other	(302)	(137)	(131)

Total CNA Financial	1,320	880	879
Diamond Offshore	774	917	1,177
Boardwalk Pipeline	241	304	211
HighMount	(884)	(636)	99
Loews Hotels	(4)	14	17
Corporate and other	(18)	(80)	(157)

Total	$1,429	$1,399	$2,226

Net income (loss) (a)(b):

CNA Financial:
CNA Specialty	$634	$465	$462
CNA Commercial	413	273	343
Life & Group Non-Core	(31)	(81)	(191)
Other	(169)	(87)	(57)

Total CNA Financial	847	570	557
Diamond Offshore	257	337	451
Boardwalk Pipeline	78	111	77
HighMount	(573)	(407)	62
Loews Hotels	(3)	7	13
Corporate and other	(11)	(50)	(98)

Total	$595	$568	$1,062

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

Year Ended December 31	2013	2012	2011

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$(3)	$22	$(5)
CNA Commercial	(13)	39	14
Life & Group Non-Core	37		(8)
Other	6	(1)	(20)

Total CNA Financial	27	60	(19)
Corporate and other	(1)	(3)	(33)

Total	$26	$57	$(52)

Net income (loss):

CNA Financial:
CNA Specialty	$(1)	$12	$(3)
CNA Commercial	(8)	23	10
Life & Group Non-Core	21		(4)
Other	4		(13)

Total CNA Financial	16	35	(10)
Corporate and other	(1)	(2)	(21)

Total	$15	$33	$(31)

(b)	Income taxes and interest expense are as follows:

Year Ended December 31	2013		2012		2011

	Income Taxes	Interest Expense	Income Taxes	Interest Expense	Income Taxes	Interest Expense

CNA Financial:
CNA Specialty	$364		$271		$279	$1
CNA Commercial	245		148		206
Life & Group Non-Core	(118)	$5	(132)	$23	(173)	23
Other	(113)	161	(40)	147	(68)	161

Total CNA Financial	378	166	247	170	244	185
Diamond Offshore	245	25	223	46	250	73
Boardwalk Pipeline	56	163	70	166	57	173
HighMount	(311)	17	(229)	14	36	46
Loews Hotels	(1)	9	7	11	4	9
Corporate and other	(7)	62	(29)	33	(59)	36

Total	$360	$442	$289	$440	$532	$522

Note 22. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2013 and 2012, and consolidating statements of income information for the years ended December 31, 2013, 2012 and 2011. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,107	$2,061		$28	$43	$4,734		$52,973
Cash	195	36	$29	1	10	24		295
Receivables	8,666	498	97	143	28	74	$(145)	9,361
Property, plant and equipment	282	5,472	7,296	974	430	44		14,498
Deferred income taxes	244			517	3		(764)	-
Goodwill	119	20	215		3			357
Investments in capital stocks of subsidiaries						17,264	(17,264)	-
Other assets	741	305	360	15	183	7	39	1,650
Deferred acquisition costs of insurance subsidiaries	624							624
Separate account business	181							181

Total assets	$57,159	$8,392	$7,997	$1,678	$700	$22,147	$(18,134)	$79,939

Liabilities and Equity:

Insurance reserves	$38,394							$38,394
Payable to brokers	85	$1		$9		$48		143
Short term debt	549	250		21	$20			840
Long term debt	2,011	2,230	$3,424	481	182	1,678		10,006
Deferred income taxes		516	689		41	195	$(725)	716
Other liabilities	3,323	734	427	121	23	690	(565)	4,753
Separate account business	181							181

Total liabilities	44,543	3,731	4,540	632	266	2,611	(1,290)	55,033

Total shareholders’ equity	11,354	2,362	1,570	1,046	434	19,536	(16,844)	19,458
Noncontrolling interests	1,262	2,299	1,887					5,448

Total equity	12,616	4,661	3,457	1,046	434	19,536	(16,844)	24,906

Total liabilities and equity	$57,159	$8,392	$7,997	$1,678	$700	$22,147	$(18,134)	$79,939

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$47,636	$1,435	$1	$8	$33	$3,935		$53,048
Cash	156	53	3	2	10	4		228
Receivables	8,516	503	89	69	25	183	$(19)	9,366
Property, plant and equipment	297	4,870	7,252	1,136	333	47		13,935
Deferred income taxes	119			734			(853)	-
Goodwill	118	20	271	584	3			996
Investments in capital stocks of subsidiaries						16,936	(16,936)	-
Other assets	730	366	330	22	84	4	2	1,538
Deferred acquisition costs of insurance subsidiaries	598							598
Separate account business	312							312

Total assets	$58,482	$7,247	$7,946	$2,555	$488	$21,109	$(17,806)	$80,021

Liabilities and Equity:

Insurance reserves	$40,005							$40,005
Payable to brokers	61			$10		$134		205
Short term debt	13				$6			19
Long term debt	2,557	$1,489	$3,539	710	203	693		9,191
Deferred income taxes		483	619		37	552	$(851)	840
Other liabilities	3,260	675	432	120	42	263	(19)	4,773
Separate account business	312							312

Total liabilities	46,208	2,647	4,590	840	288	1,642	(870)	55,345

Total shareholders’ equity	11,058	2,331	1,624	1,715	200	19,467	(16,936)	19,459
Noncontrolling interests	1,216	2,269	1,732					5,217

Total equity	12,274	4,600	3,356	1,715	200	19,467	(16,936)	24,676

Total liabilities and equity	$58,482	$7,247	$7,946	$2,555	$488	$21,109	$(17,806)	$80,021

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$7,271							$7,271
Net investment income	2,450	$1	$1			$141		2,593
Intercompany interest and dividends						736	$(736)	-
Investment gains (losses)	27			$(1)				26
Contract drilling revenues		2,844						2,844
Other	365	81	1,231	260	$380	2		2,319

Total	10,113	2,926	1,232	259	380	879	(736)	15,053

Expenses:

Insurance claims and policyholders’ benefits	5,947							5,947
Amortization of deferred acquisition costs	1,362							1,362
Contract drilling expenses		1,573						1,573
Other operating expenses	1,318	554	776	543	375	98		3,664
Impairment of goodwill			52	584				636
Interest	166	25	163	17	9	62		442

Total	8,793	2,152	991	1,144	384	160	-	13,624

Income (loss) before income tax	1,320	774	241	(885)	(4)	719	(736)	1,429
Income tax (expense) benefit	(378)	(245)	(56)	311	1	7		(360)

Net income (loss)	942	529	185	(574)	(3)	726	(736)	1,069
Amounts attributable to noncontrolling interests	(95)	(272)	(107)					(474)

Net income (loss) attributable to Loews Corporation	$847	$257	$78	$(574)	$(3)	$726	$(736)	$595

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$6,882							$6,882
Net investment income	2,282	$5			$1	$61		2,349
Intercompany interest and dividends						683	$(683)	-
Investment gains (losses)	60		$(3)					57
Contract drilling revenues		2,936						2,936
Other	323	131	1,187	$297	396	1	(7)	2,328

Total	9,547	3,072	1,184	297	397	745	(690)	14,552

Expenses:

Insurance claims and policyholders’ benefits	5,896							5,896
Amortization of deferred acquisition costs	1,274							1,274
Contract drilling expenses		1,537						1,537
Other operating expenses	1,327	572	717	919	372	106	(7)	4,006
Interest	170	46	166	14	11	40	(7)	440

Total	8,667	2,155	883	933	383	146	(14)	13,153

Income (loss) before income tax	880	917	301	(636)	14	599	(676)	1,399
Income tax (expense) benefit	(247)	(223)	(70)	229	(7)	29		(289)

Net income (loss)	633	694	231	(407)	7	628	(676)	1,110
Amounts attributable to noncontrolling interests	(63)	(357)	(122)					(542)

Net income (loss) attributable to Loews Corporation	$570	$337	$109	$(407)	$7	$628	$(676)	$568

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2011	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$6,603							$6,603
Net investment income	2,054	$7			$1	$1		2,063
Intercompany interest and dividends						624	$(624)	-
Investment gains (losses)	(19)	1		$(34)				(52)
Contract drilling revenues		3,254						3,254
Other	325	73	$1,144	390	336	(2)	(5)	2,261

Total	8,963	3,335	1,144	356	337	623	(629)	14,129

Expenses:

Insurance claims and policyholders’ benefits	5,489							5,489
Amortization of deferred acquisition costs	1,176							1,176
Contract drilling expenses		1,549						1,549
Other operating expenses	1,234	535	760	245	311	87	(5)	3,167
Interest	185	73	173	46	9	44	(8)	522

Total	8,084	2,157	933	291	320	131	(13)	11,903

Income before income tax	879	1,178	211	65	17	492	(616)	2,226
Income tax (expense) benefit	(244)	(250)	(57)	(24)	(4)	47		(532)

Net income	635	928	154	41	13	539	(616)	1,694
Amounts attributable to noncontrolling interests	(78)	(477)	(77)					(632)

Net income attributable to Loews Corporation	$557	$451	$77	$41	$13	$539	$(616)	$1,062

Note 23. Subsequent Event

On February 10, 2014, CNA entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business through the sale of the common stock of CAC and a 100% coinsurance agreement on a separate small block of annuity business outside of CAC.

The business being sold is currently reported within Life & Group Non-Core. As of December 31, 2013, gross insurance reserves for this business were approximately $3.4 billion. Results for this business were net income (after noncontrolling interests) of approximately $28 million and $7 million for the years ended December 31, 2013 and 2012 and a net loss of approximately $111 million for the year ended December 31, 2011.

The sale is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2014. An impairment loss of approximately $200 million (after tax and noncontrolling interests) will be recorded in the first quarter of 2014. This business will be reported as discontinued operations in the first quarter of 2014.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of December 31, 2013.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2013. The independent registered public accounting firm of the Company reported on the effectiveness of internal control over financial reporting as of December 31, 2013. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2013, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Page Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011	189

Schedule II–Valuation and qualifying accounts for the years ended December 31, 2013, 2012 and 2011	191

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011	192

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009	3.01

	By-Laws of the Registrant as amended through October 9, 2007, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q filed October 31, 2007	3.02

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

10.02+

Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed with the Commission on March 26, 2012	10.03+

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008	10.04

Amended and Restated Employment Agreement dated as of February 14, 2012 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.05 to Registrant’s Report on Form 10-K for the year ended December 31, 2011

10.05+

Amendment dated as of February 15, 2013 to Amended and Restated Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.06 to Registrant’s Report on Form 10-K for the year ended December 31, 2012

10.06+

Amendment dated as of February 13, 2014 to Amended and Restated Employment Agreement between Registrant and Andrew H. Tisch	10.07*	+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001

10.08+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002

10.09+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.10+

Amended and Restated Employment Agreement dated as of February 14, 2012 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.09 to Registrant’s Report on Form 10-K for the year ended December 31, 2011

10.11+

Amendment dated as of February 15, 2013 to Amended and Restated Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.11 to Registrant’s Report on Form 10-K for the year ended December 31, 2012

10.12+

Amendment dated as of February 13, 2014 to Amended and Restated Employment Agreement between Registrant and James S. Tisch	10.13*	+

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

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.16+

Amended and Restated Employment Agreement dated as of February 14, 2012 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.13 to Registrant’s Report on Form 10-K for the year ended December 31, 2011

10.17+

Amendment dated as of February 15, 2013 to Amended and Restated Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.16 to Registrant’s Report on Form 10-K for the year ended December 31, 2012

10.18+

Amendment dated as of February 13, 2014 to Amended and Restated Employment Agreement between Registrant and Jonathan M. Tisch	10.19*	+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001

10.20+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002

10.21+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.22+

Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000

10.23+

First Amendment to Supplemental Retirement Agreement dated June 30, 2001 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002

10.24+

Second Amendment to Supplemental Retirement Agreement dated March 25, 2003 between Registrant and Peter W. Keegan and Third Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.44 to Registrant’s Report on Form 10-K for the year ended December 31, 2005

10.25+

Fourth Amendment to Supplemental Retirement Agreement dated December 6, 2005 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2005

10.26+

Form of Stock Option Certificate for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.27+

Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.28+

	Description	Exhibit Number

	Lease agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed August 4, 2009	10.29

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

	Consent of Netherland, Sewell & Associates, Inc.	23.02*

	Audit Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Consultants	23.03*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(100)	XBRL - Related Documents

	XBRL Instance Document	101.IN	S*

	XBRL Taxonomy Extension Schema	101.SC	H*

	XBRL Taxonomy Extension Calculation Linkbase	101.CA	L*

	XBRL Taxonomy Extension Definition Linkbase	101.DE	F*

	XBRL Taxonomy Label Linkbase	101.LA	B*

	XBRL Taxonomy Extension Presentation Linkbase	101.PR	E*

      *Filed herewith.

      +Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 24, 2014	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 24, 2014	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 24, 2014	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Dated: February 24, 2014	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Vice President and
Chief Accounting Officer)

Dated: February 24, 2014	By	/s/ Lawrence S. Bacow
(Lawrence S. Bacow, Director)

Dated: February 24, 2014	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated: February 24, 2014	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated: February 24, 2014	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated: February 24, 2014	By	/s/ Jacob A. Frenkel
(Jacob A. Frenkel, Director)

Dated: February 24, 2014	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated: February 24, 2014	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated: February 24, 2014	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated: February 24, 2014	By	/s/ Ken Miller
(Ken Miller, Director)

Dated: February 24, 2014	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated: February 24, 2014	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 24, 2014	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

Dated: February 24, 2014	By	/s/ Anthony Welters
(Anthony Welters, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION

BALANCE SHEETS

ASSETS

December 31	2013	2012

(In millions)

Current assets, principally investment in short term instruments	$3,350	$2,556
Investments in securities	1,330	1,332
Investments in capital stocks of subsidiaries, at equity	17,264	16,936
Other assets	33	34

Total assets	$21,977	$20,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$91	$67
Long term debt	1,678	693
Deferred income tax and other	750	639

Total liabilities	2,519	1,399
Shareholders’ equity	19,458	19,459

Total liabilities and shareholders’ equity	$21,977	$20,858

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Year Ended December 31	2013	2012	2011

(In millions)

Revenues:
Equity in income of subsidiaries (a)	$664	$653	$1,193
Interest and other	83	51	(17)

Total	747	704	1,176

Expenses:
Administrative	91	101	81
Interest	62	40	44

Total	153	141	125

Income before income tax	594	563	1,051
Income tax benefit	1	5	11

Net income	595	568	1,062
Equity in other comprehensive income (loss) of subsidiaries	(341)	289	143

Total comprehensive income	$254	$857	$1,205

SCHEDULE I

(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF CASH FLOWS

Year Ended December 31	2013	2012	2011

(In millions)

Operating Activities:
Net income	$595	$568	$1,062
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed (earnings) losses of affiliates	58	14	(571)
Provision for deferred income taxes	(376)	67	(21)
Changes in operating assets and liabilities, net:
Receivables	(1)	2	(37)
Accounts payable and accrued liabilities	511	(42)	(3)
Trading securities	(787)	(396)	420
Other, net	(59)	(13)	16

	(59)	200	866

Investing Activities:
Investments in and advances to subsidiaries	(669)	262	(848)
Change in investments, primarily short term	111	(158)	1,003
Other	(3)	(10)	(18)

	(561)	94	137

Financing Activities:
Dividends paid	(97)	(99)	(101)
Issuance of common stock	5	13	4
Purchases of treasury shares	(228)	(212)	(732)
Principal payments on debt			(175)
Issuance of debt	983
Other	1	4	1

	664	(294)	(1,003)

Net change in cash	44
Cash, beginning of year

Cash, end of year	$44	$-	$-

(a)	Cash dividends paid to the Company by affiliates amounted to $736, $676 and $616 for the years ended December 31, 2013, 2012 and 2011.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

(In millions)
	For the Year Ended December 31, 2013

Deducted from assets:
Allowance for doubtful accounts	$213	$23	$140	$47	$329

Total	$213	$23	$140	$47	$329

	For the Year Ended December 31, 2012

Deducted from assets:
Allowance for doubtful accounts	$241	$1	$9	$38	$213

Total	$241	$1	$9	$38	$213

	For the Year Ended December 31, 2011

Deducted from assets:
Allowance for doubtful accounts	$404	$6	$69	$238	$241

Total	$404	$6	$69	$238	$241

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31		2013	2012

(In millions)

Deferred acquisition costs		$624	$598
Reserves for unpaid claim and claim adjustment expenses		24,015	24,696
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 9.7%)		1,586	1,850
Unearned premiums		3,718	3,610

Year Ended December 31	2013	2012	2011

(In millions)

Net written premiums	$7,348	$6,964	$6,798
Net earned premiums	7,271	6,881	6,603
Net investment income	2,240	2,074	1,845
Incurred claim and claim adjustment expenses related to current year	5,113	5,266	4,901
Incurred claim and claim adjustment expenses related to prior years	(115)	(180)	(429)
Amortization of deferred acquisition costs	1,362	1,274	1,176
Paid claim and claim adjustment expenses	5,566	5,257	4,499