Form 10-Q
period 2014-03-31
LOEWS CORP
filed 2014-04-29
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer X Accelerated filer Non-accelerated filer Smaller reporting company

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Class	Outstanding at April 21, 2014
Common stock, $0.01 par value	386,499,603 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,031 and $39,426	$39,511	$41,320
Equity securities, cost of $813 and $881	805	871
Limited partnership investments	3,512	3,420
Other invested assets	649	562
Short term investments	7,586	6,800

Total investments	52,063	52,973
Cash	301	295
Receivables	8,355	9,361
Property, plant and equipment	14,974	14,498
Goodwill	354	357
Assets held for sale	3,486
Other assets	1,618	1,650
Deferred acquisition costs of insurance subsidiaries	652	624
Separate account business		181
Total assets	$81,803	$79,939

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,933	$24,089
Future policy benefits	8,254	10,471
Unearned premiums	3,838	3,718
Policyholders’ funds	26	116

Total insurance reserves	36,051	38,394
Payable to brokers	882	143
Short term debt	854	840
Long term debt	10,456	10,006
Deferred income taxes	898	716
Liabilities held for sale	3,250
Other liabilities	4,295	4,753
Separate account business		181

Total liabilities	56,686	55,033

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 387,454,185 and 387,210,096 shares	4	4
Additional paid-in capital	3,604	3,607
Retained earnings	15,541	15,508
Accumulated other comprehensive income	563	339

	19,712	19,458
Less treasury stock, at cost (542,370 shares)	(24)

Total shareholders’ equity	19,688	19,458
Noncontrolling interests	5,429	5,448

Total equity	25,117	24,906

Total liabilities and equity	$81,803	$79,939

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2014	2013

(In millions, except per share data)

Revenues:
Insurance premiums	$1,806	$1,764
Net investment income	577	599
Investment gains (losses):
Other-than-temporary impairment losses	(2)	(18)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)

Net impairment losses recognized in earnings	(2)	(18)
Other net investment gains	44	37

Total investment gains	42	19
Contract drilling revenues	685	700
Other	633	604

Total	3,743	3,686

Expenses:
Insurance claims and policyholders’ benefits	1,446	1,396
Amortization of deferred acquisition costs	329	328
Contract drilling expenses	370	375
Other operating expenses	991	981
Interest	124	108

Total	3,260	3,188

Income before income tax	483	498
Income tax expense	(92)	(109)

Income from continuing operations	391	389
Discontinued operations, net of income tax	(207)	9

Net income	184	398
Amounts attributable to noncontrolling interests	(125)	(156)

Net income attributable to Loews Corporation	$59	$242

Net income attributable to Loews Corporation:
Income from continuing operations	$245	$234
Discontinued operations, net	(186)	8

Net income	$59	$242

Basic and diluted net income per share:
Income from continuing operations	$0.63	$0.60
Discontinued operations, net	(0.48)	0.02

Net income	$0.15	$0.62

Dividends per share	$0.0625	$0.0625

Weighted-average shares outstanding:
Shares of common stock	387.34	391.39
Dilutive potential shares of common stock	0.73	0.77

Total weighted-average shares outstanding assuming dilution	388.07	392.16

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31	2014	2013

(In millions)

Net income	$184	$398

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	12	14
Net other unrealized gains (losses) on investments	237	(62)

Total unrealized gains (losses) on available-for-sale investments	249	(48)
Unrealized gains on discontinued operations	8
Unrealized losses on cash flow hedges		(21)
Pension liability	(1)	4
Foreign currency	(6)	(61)

Other comprehensive income (loss)	250	(126)

Comprehensive income	434	272

Amounts attributable to noncontrolling interests	(151)	(142)

Total comprehensive income attributable to Loews Corporation	$283	$130

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income	Treasury	Interests

(In millions)

Balance, January 1, 2013	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217
Net income	398			242			156
Other comprehensive loss	(126)				(112)		(14)
Dividends paid	(146)			(24)			(122)
Purchase of Loews treasury stock	(92)					(92)
Issuance of Loews common stock	3		3
Stock-based compensation	4		(9)				13
Other	1						1

Balance, March 31, 2013	$24,718	$4	$3,589	$15,410	$566	$(102)	$5,251

Balance, January 1, 2014	$24,906	$4	$3,607	$15,508	$339	$-	$5,448
Net income	184			59			125
Other comprehensive income	250				224		26
Dividends paid	(130)			(24)			(106)
Purchase of subsidiary stock from noncontrolling interests	(82)		(8)				(74)
Purchase of Loews treasury stock	(24)					(24)
Issuance of Loews common stock	5		5
Stock-based compensation	9						9
Other	(1)			(2)			1

Balance, March 31, 2014	$25,117	$4	$3,604	$15,541	$563	$(24)	$5,429

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2014	2013

(In millions)

Operating Activities:

Net income	$184	$398
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	746	335
Changes in operating assets and liabilities, net:
Receivables	38	(68)
Deferred acquisition costs	(21)	(40)
Insurance reserves	85	79
Other assets	(90)	(3)
Other liabilities	(294)	(101)
Trading securities	(225)	8

Net cash flow operating activities	423	608

Investing Activities:

Purchases of fixed maturities	(2,072)	(2,720)
Proceeds from sales of fixed maturities	1,550	1,409
Proceeds from maturities of fixed maturities	851	866
Purchases of equity securities	(5)	(12)
Proceeds from sales of equity securities	11	51
Purchases of limited partnership investments	(73)	(41)
Proceeds from sales of limited partnership investments	68	58
Purchases of property, plant and equipment	(758)	(602)
Dispositions	11	5
Change in short term investments	(222)	375
Other, net	2	(22)

Net cash flow investing activities	(637)	(633)

Financing Activities:

Dividends paid	(24)	(24)
Dividends paid to noncontrolling interests	(106)	(122)
Purchase of subsidiary stock from noncontrolling interests	(86)
Purchase of Loews treasury stock	(18)	(95)
Issuance of Loews common stock	5	3
Principal payments on debt	(240)	(196)
Issuance of debt	701	420
Other, net	1	(3)

Net cash flow financing activities	233	(17)

Effect of foreign exchange rate on cash	1	(7)

Transfer of cash to assets held for sale	(14)

Net change in cash	6	(49)
Cash, beginning of period	295	228

Cash, end of period	$301	$179

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2014 and December 31, 2013 and the results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2014 and 2013.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2013 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 1.9 million and 2.0 million shares were not included in the diluted weighted average shares amounts for the three months ended March 31, 2014 and 2013 due to the exercise price being greater than the average stock price.

Sale of Continental Assurance Company (“CAC”) – On February 10, 2014, CNA entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business through the sale of the common stock of CAC. The sale is subject to regulatory approvals and other customary closing conditions and is expected to close in the second quarter of 2014. The business being sold, which was previously reported within Life & Group Non-Core, is now reported as discontinued operations in the Consolidated Condensed Statements of Income for the three months ended March 31, 2014 and 2013 and the assets and liabilities are presented as held for sale on the Consolidated Condensed Balance Sheet as of March 31, 2014. The Company has elected not to present these assets and liabilities as held for sale for the comparative period in the Consolidated Condensed Balance Sheets. See Note 12 for further discussion of discontinued operations.

The definitive agreement provides for a pre-close dividend by CAC and also includes a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The assets and liabilities related to the coinsurance agreement and the assets related to the estimated dividend do not qualify as held for sale presentation. Therefore they are not reflected as held for sale on the Consolidated Condensed Balance Sheet as of March 31, 2014.

Bluegrass Project – As discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Boardwalk Pipeline executed a series of agreements in 2013 with The Williams Companies, Inc. to develop the Bluegrass Project, a joint venture project that would develop a pipeline to transport natural gas liquids. The open season for capacity on the pipeline ended in the first quarter of 2014, and although discussions with potential customers continued throughout the first quarter, Boardwalk Pipeline was unable to obtain sufficient firm customer commitments to support the project. Further, delays in the development of the project and other factors have resulted in escalations in the estimated costs to complete the project. Considering these factors, in April of 2014, the Company is no longer making capital investments in the Bluegrass Project. As a result, in the first quarter of 2014, the Company expensed the previously capitalized project costs that had been incurred, resulting in a charge of $94 million ($55 million after tax and noncontrolling interests), inclusive of a $10 million charge recorded by Boardwalk Pipeline Partners, LP. This charge was recorded within Other operating expenses on the Consolidated Condensed Statements of Income. The Company does not expect to incur significant additional charges related to this joint venture project.

Impairment of Natural Gas and Oil Properties – Results for the three months ended March 31, 2014 and 2013 include ceiling test impairment charges of $29 million and $145 million, ($19 million and $92 million after tax) related to the carrying value of HighMount’s natural gas and oil properties. The impairments were recorded within Other operating expenses and as credits to Accumulated depreciation, depletion and amortization. The 2014 write-down was primarily attributable to insufficient reserve additions from recent exploration activities due to variability in well performance where HighMount is testing different horizontal target zones and hydraulic fracture designs. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $29 million and $195 million, ($18 million and $124 million after tax) for the three months ended March 31, 2014 and 2013.

2. Investments

Net investment income is as follows:

Three Months Ended March 31	2014	2013

(In millions)

Fixed maturity securities	$452	$457
Short term investments	1	2
Limited partnership investments	87	146
Equity securities	2	3
Income (loss) from trading portfolio (a)	40	(3)
Other	8	6

Total investment income	590	611
Investment expenses	(13)	(12)

Net investment income	$577	$599

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $13 and $(15) million for the three months ended March 31, 2014 and 2013.

Investment gains (losses) are as follows:

Three Months Ended March 31	2014	2013

(In millions)

Fixed maturity securities	$38	$27
Equity securities	5	(13)
Derivative instruments		2
Short term investments and other	(1)	3

Investment gains (a)	$42	$19

(a)	Includes gross realized gains of $58 and $41 and gross realized losses of $15 and $27 on available-for-sale securities for the three months ended March 31, 2014 and 2013.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2014	2013

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$1	$3
Asset-backed – residential mortgage-backed	1

Total fixed maturities available-for-sale	2	3

Equity securities available-for-sale:
Preferred stock		15

Net OTTI losses recognized in continuing earnings	$2	$18

The amortized cost and fair values of securities are as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Estimated	OTTI Losses
March 31, 2014	Cost	Gains	Losses	Fair Value	(Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,265	$1,612	$56	$18,821
States, municipalities and political subdivisions	11,113	871	129	11,855
Asset-backed:
Residential mortgage-backed	4,854	156	66	4,944	$(47)
Commercial mortgage-backed	1,974	92	13	2,053	(3)
Other asset-backed	966	12	2	976

Total asset-backed	7,794	260	81	7,973	(50)
U.S. Treasury and obligations of government-sponsored enterprises	135	7	1	141
Foreign government	559	18	1	576
Redeemable preferred stock	32	2		34

Fixed maturities available-for-sale	36,898	2,770	268	39,400	(50)
Fixed maturities, trading	133		22	111

Total fixed maturities	37,031	2,770	290	39,511	(50)

Equity securities:
Common stock	33	9		42
Preferred stock	130	2		132

Equity securities available-for-sale	163	11	-	174	-
Equity securities, trading	650	100	119	631

Total equity securities	813	111	119	805	-

Total	$37,844	$2,881	$409	$40,316	$(50)

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,352	$1,645	$135	$20,862
States, municipalities and political subdivisions	11,281	548	272	11,557
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	$(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955

Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144
Foreign government	531	15	3	543
Redeemable preferred stock	92	10		102

Fixed maturities available-for-sale	39,275	2,450	528	41,197	(40)
Fixed maturities, trading	151		28	123

Total fixed maturities	39,426	2,450	556	41,320	(40)

Equity securities:
Common stock	36	9		45
Preferred stock	143	1	4	140

Equity securities available-for-sale	179	10	4	185	-
Equity securities, trading	702	119	135	686

Total equity securities	881	129	139	871	-

Total	$40,307	$2,579	$695	$42,191	$(40)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At March 31, 2014 and December 31, 2013, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $639 million and $478 million. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$2,002	$48	$109	$8	$2,111	$56
States, municipalities and political subdivisions	1,397	56	244	73	1,641	129
Asset-backed:
Residential mortgage-backed	739	13	347	53	1,086	66
Commercial mortgage-backed	515	12	91	1	606	13
Other asset-backed	167	2	3		170	2

Total asset-backed	1,421	27	441	54	1,862	81
U.S. Treasury and obligations of government-sponsored enterprises	6	1	3		9	1
Foreign government	61	1	4		65	1

Total fixed maturity securities	4,887	133	801	135	5,688	268
Preferred stock	16				16

Total	$4,903	$133	$801	$135	$5,704	$268

	Less than		12 Months
	12 Months		or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22			640	22
Other asset-backed	269	3			269	3

Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1			13	1
Foreign government	111	3			111	3

Total fixed maturity securities	9,169	384	544	144	9,713	528
Preferred stock	87	4			87	4

Total	$9,256	$388	$544	$144	$9,800	$532

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The investments with longer duration, primarily included within the states, municipalities and political subdivision asset category, were more significantly affected by changes in market interest rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2014.

The following table summarizes the activity for the three months ended March 31, 2014 and 2013 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at March 31, 2014 and 2013 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Three Months Ended March 31	2014	2013
(In millions)

Beginning balance of credit losses on fixed maturity securities	$74	$95
Reductions for securities sold during the period	(2)	(3)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(3)

Ending balance of credit losses on fixed maturity securities	$69	$92

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2014 and December 31, 2013. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	March 31, 2014		December 31, 2013
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$2,684	$2,729	$2,420	$2,455
Due after one year through five years	8,839	9,401	9,496	10,068
Due after five years through ten years	11,455	11,876	11,667	11,954
Due after ten years	13,920	15,394	15,692	16,720

Total	$36,898	$39,400	$39,275	$41,197

Investment Commitments

As of March 31, 2014, the Company had committed approximately $384 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of March 31, 2014, the Company had commitments to purchase or fund additional amounts of $154 million and sell $180 million under the terms of such securities.

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

The fair values of CNA’s life settlement contracts are included in Other assets on the Consolidated Condensed Balance Sheets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized in the tables below:

March 31, 2014	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds	$24	$18,608	$189	$18,821
States, municipalities and political subdivisions		11,769	86	11,855
Asset-backed:
Residential mortgage-backed		4,585	359	4,944
Commercial mortgage-backed		1,927	126	2,053
Other asset-backed		537	439	976

Total asset-backed		7,049	924	7,973
U.S. Treasury and obligations of government-sponsored enterprises	135	6		141
Foreign government	76	500		576
Redeemable preferred stock	23	11		34

Fixed maturities available-for-sale	258	37,943	1,199	39,400
Fixed maturities, trading		26	85	111

Total fixed maturities	$258	$37,969	$1,284	$39,511

Equity securities available-for-sale	$117	$55	$2	$174
Equity securities, trading	629		2	631

Total equity securities	$746	$55	$4	$805

Short term investments	$6,868	$651		$7,519
Other invested assets	100	55		155
Receivables		7	$1	8
Life settlement contracts			87	87
Payable to brokers	(299)	(8)	(6)	(313)
Assets held for sale-nonrecurring		3,486		3,486
Liabilities held for sale-nonrecurring		(3,250)		(3,250)

December 31, 2013	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds	$33	$20,625	$204	$20,862
States, municipalities and political subdivisions		11,486	71	11,557
Asset-backed:
Residential mortgage-backed		4,640	331	4,971
Commercial mortgage-backed		1,912	151	2,063
Other asset-backed		509	446	955

Total asset-backed		7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28		144
Foreign government	81	462		543
Redeemable preferred stock	45	57		102

Fixed maturities available-for-sale	275	39,719	1,203	41,197
Fixed maturities, trading		43	80	123

Total fixed maturities	$275	$39,762	$1,283	$41,320

Equity securities available-for-sale	$126	$48	$11	$185
Equity securities, trading	678		8	686

Total equity securities	$804	$48	$19	$871

Short term investments	$6,162	$563		$6,725
Other invested assets		54		54
Receivables		5	$2	7
Life settlement contracts			88	88
Separate account business	9	171	1	181
Payable to brokers	(40)	(7)	(5)	(52)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2014	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, March 31	Held at March 31
(In millions)

Fixed maturity securities:
Corporate and other bonds	$204	$1	$1	$5	$(4)	$(5)	$3	$(16)	$189
States, municipalities and political subdivisions	71		1				14		86
Asset-backed:
Residential mortgage-backed	331	1	15	25		(21)	21	(13)	359
Commercial mortgage-backed	151	1	(1)			(1)		(24)	126
Other asset-backed	446	1		148	(83)	(72)		(1)	439

Total asset-backed	928	3	14	173	(83)	(94)	21	(38)	924	-

Fixed maturities available-for-sale	1,203	4	16	178	(87)	(99)	38	(54)	1,199
Fixed maturities, trading	80	5							85	$5

Total fixed maturities	$1,283	$9	$16	$178	$(87)	$(99)	$38	$(54)	$1,284	$5

Equity securities available-for-sale	$11	$3	$(4)		$(8)				$2
Equity securities trading	8	(1)		$1	(6)				2	$(1)

Total equity securities	$19	$2	$(4)	$1	$(14)	$-	$-	$-	$4	$(1)

Life settlement contracts	$88	$10				$(11)			$87	$1
Separate account business	1							$(1)	-
Derivative financial instruments, net	(3)	(1)	$(1)	$(2)	$1	1			(5)	2

										Unrealized Gains (Losses) Recognized in
		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Net Income on Level 3 Assets and Liabilities
2013	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, March 31	Held at March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$219		$2	$91	$(17)	$(20)	$26	$(18)	$283	$(1)
States, municipalities and political subdivisions	96	$(3)		85	(47)	(2)			129
Asset-backed:
Residential mortgage-backed	413	3		61		(11)		(16)	450
Commercial mortgage- backed	129	1	5	73		(7)		(24)	177
Other asset-backed	368	3	1	136	(99)	(13)			396

Total asset-backed	910	7	6	270	(99)	(31)	-	(40)	1,023	-
Redeemable preferred stock	26								26

Fixed maturities available-for-sale	1,251	4	8	446	(163)	(53)	26	(58)	1,461	(1)
Fixed maturities, trading	89	1		19	(2)				107	1

Total fixed maturities	$1,340	$5	$8	$465	$(165)	$(53)	$26	$(58)	$1,568	$-

Equity securities available-for-sale	$34	$(15)	$1					$(1)	$19	$(15)
Equity securities trading	7	(3)			$(1)				3	(3)

Total equity securities	$41	$(18)	$1	$-	$(1)	$-	$-	$(1)	$22	$(18)

Short term investments	$6				$(1)				$5
Other invested assets	1				(1)				-
Life settlement contracts	100	$7				$(12)			95
Separate account business	2								2
Derivative financial instruments, net	5	3	$(4)		1	(3)			2

    Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were $23 million of transfers from Level 2 to Level 1 and $1 million of transfers from Level 1 to Level 2 during the three months ended March 31, 2014. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds, and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.

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

Other Invested Assets

Level 1 securities include exchange traded open-end funds valued using quoted market prices. Level 2 securities include overseas deposits which can be redeemed at net asset value in 90 days or less.

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

Assets and Liabilities Held for Sale on a Nonrecurring Basis

Assets and liabilities held for sale include assets and liabilities of CAC. These assets and liabilities are valued using the agreed upon transaction price for the sale of the common stock of CAC and are classified within Level 2 of the fair value hierarchy. See Note 12 for further discussion of the assets and liabilities classified as held for sale.

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

				Range
		Valuation	Unobservable	(Weighted
March 31, 2014	Fair Value	Technique(s)	Input(s)	Average)
	(In millions)

Assets

Fixed maturity securities	$116	Discounted cash flow	Credit spread	2% – 15% (4%)

Equity securities	2	Market approach	Private offering price	$4,295 per share

Life settlement contracts	87	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% – 743% (191%)

December 31, 2013

Assets

Fixed maturity securities	$142	Discounted cash flow	Credit spread	2% – 20% (4%)

Equity securities	10	Market approach	Private offering price	$360 –$4,268 per share
				($1,148 per share)
Life settlement contracts	88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% – 743% (192%)

For fixed maturity securities, an increase in the credit spread assumptions would result in a lower fair value measurement. For equity securities, an increase in the private offering price, earnings projections and earnings multiple would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

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

	Carrying	Estimated Fair Value
March 31, 2014	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Financial Assets:
Other invested assets	$495			$510	$510

Financial Liabilities:
Short term debt	852		$823	126	949
Long term debt	10,444		10,934	61	10,995

December 31, 2013

Financial Assets:
Other invested assets	$508			$515	$515

Financial Liabilities:
Premium deposits and annuity contracts	57			58	58
Short term debt	838		$852	20	872
Long term debt	9,995		10,387	182	10,569

The following methods and assumptions were used in estimating the fair value of these financial assets and liabilities.

The fair values of mortgage loans, included in Other invested assets, were based on the present value of the expected future cash flows discounted at the current interest rate for similar financial instruments, adjusted for specific loan risk.

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

	March 31, 2014			December 31, 2013

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$300		$(3)	$300		$(4)
Commodities:
Forwards – short	165	$2	(8)	191	$5	(4)
Foreign exchange:
Currency forwards – short	146	5		114	2	(1)

Without hedge designation:

Equity markets:
Options – purchased	2,685	37		1,561	41
– written	307		(15)	729		(23)
Equity swaps and warrants
– long	11	2		17	9

Interest rate risk:
Credit default swaps
– purchased protection	150		(4)	50		(3)
– sold protection	25	1		25
Foreign exchange:
Currency forwards – long	34			55
– short	69	1		113

Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables and Payable to brokers on the Consolidated Condensed Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended March 31, 2014 and December 31, 2013.

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. There were no gains or losses included in Investment gains (losses) for the three months ended March 31, 2014. Gains of $2 million were included in Investment gains (losses) for the three months ended March 31, 2013. Gains of $8 million and losses of $13 million were included in Net investment income for the three months ended March 31, 2014 and 2013.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and other energy-related products, exposure to foreign currency losses on future foreign currency expenditures, as well as risks attributable to changes in interest rates on long term debt. Losses of $7 million and $18 million were recognized in OCI related to these cash flow hedges for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, losses of $7 million and gains of $13 million were reclassified from AOCI into income. As of March 31, 2014, the estimated amount of net unrealized gains associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $11 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three ended March 31, 2014 and 2013.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $74 million and $39 million for the three months ended March 31, 2014 and 2013. Catastrophe losses in the first quarter of 2014 related primarily to U.S. winter weather-related events.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other.

	CNA	CNA
Three Months Ended March 31, 2014	Specialty	Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(2)	$17	$10	$25
Pretax (favorable) unfavorable premium development	(8)	(19)	(4)	(31)

Total pretax (favorable) unfavorable net prior year development	$(10)	$(2)	$6	$(6)

	CNA	CNA
Three Months Ended March 31, 2013	Specialty	Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(11)		$(26)
Pretax (favorable) unfavorable premium development	(8)	(10)	$5	(13)

Total pretax (favorable) unfavorable net prior year development	$(23)	$(21)	$5	$(39)

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the CNA Specialty segment:

Three Months Ended March 31	2014	2013

(In millions)

Medical professional liability	$1	$(3)
Other professional liability and management liability	(6)	(1)
Surety	1	1
Other	2	(12)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(2)	$(15)

2014

Favorable development for other professional liability and management liability was related to better than expected loss emergence in accident years 2004 and prior.

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

CNA Commercial

The following table and discussion provide further detail of the development recorded for the CNA Commercial segment:

Three Months Ended March 31	2014	2013

(In millions)

Commercial auto	$20	$(5)
General liability	(5)	(21)
Workers’ compensation	10	25
Property and other	(8)	(10)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$17	$(11)

2014

Unfavorable development for commercial auto was primarily related to higher than expected frequency in accident years 2012 and 2013 and higher than expected loss emergence in accident years 2010 and 2011.

Unfavorable development for workers’ compensation was primarily due to the recognition of losses related to favorable premium development in accident year 2013.

2013

Favorable development in the general liability coverages was primarily due to better than expected loss emergence in accident years 2002 and prior.

Unfavorable development for workers’ compensation was primarily due to higher than expected large losses and increased severity in the state of California in accident year 2010.

6. Debt

CNA Financial

In February of 2014, CNA completed a public offering of $550 million aggregate principal amount of 4.0% senior notes due May 15, 2024. CNA intends to use the net proceeds from this offering to repurchase, redeem, repay or otherwise retire the $549 million outstanding aggregate principal balance of its 5.9% senior notes due December 15, 2014.

Diamond Offshore

In March of 2014, Diamond Offshore entered into an agreement to increase its revolving credit facility by $250 million and extend the maturity date by six months. The credit agreement provides for a $1.0 billion revolving credit facility for general corporate purposes, maturing on March 17, 2019.

7. Shareholders’ Equity

Accumulated Other Comprehensive Income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2013 and 2014:

			Unrealized				Total
		Unrealized	Gains				Accumulated
	OTTI	Gains	(Losses) on			Foreign	Other
	Gains	(Losses) on	Discontinued	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	Investments	Operations	Hedges	Liability	Translation	Income (Loss)

(In millions)

Balance, January 1, 2013	$18	$1,233	$-	$16	$(732)	$143	$678
Other comprehensive income (loss) before reclassifications, after tax of $(7), $29, $0, $6, $0 and $0	14	(49)		(12)		(61)	(108)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $6, $0, $4, $(3) and $0		(13)		(9)	4		(18)
Other comprehensive income (loss)	14	(62)	-	(21)	4	(61)	(126)
Amounts attributable to noncontrolling interests	(1)	5		3	1	6	14
Balance, March 31, 2013	$31	$1,176	$-	$(2)	$(727)	$88	$566

Balance, January 1, 2014	$23	$622	$-	$(7)	$(432)	$133	$339
Transfer to net assets held for sale	(5)	(17)	22				-
Other comprehensive income (loss) before reclassifications, after tax of $(6), $(141), $(5), $3, $0 and $0	12	264	8	(4)		(6)	274
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $14, $0, $(3), $(1) and $0		(27)		4	(1)		(24)
Other comprehensive income (loss)	12	237	8	-	(1)	(6)	250
Amounts attributable to noncontrolling interests	(1)	(24)	(1)	(1)	1		(26)
Balance, March 31, 2014	$29	$818	$29	$(8)	$(432)	$127	$563

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) on discontinued operations	Discontinued operations, net of income tax
Cash flow hedges	Interest expense, Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Diamond Offshore repurchased 1.9 million shares of its common stock at an aggregate cost of $86 million during the three months ended March 31, 2014. The Company’s percentage ownership interest in Diamond Offshore increased as a result of these repurchases, from 50.4% to 51.1%. The repurchase price of the shares exceeded the Company’s carrying value, resulting in a decrease to Additional paid-in capital of $8 million.

Treasury Stock

The Company repurchased 0.5 million and 2.1 million shares of Loews common stock at aggregate costs of $24 million and $92 million during the three months ended March 31, 2014 and 2013.

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

The components of net periodic benefit cost are as follows:

			Other
	Pension Benefits		Postretirement Benefits
Three Months Ended March 31	2014	2013	2014	2013

(In millions)

Service cost	$5	$6
Interest cost	37	34	$1	$1
Expected return on plan assets	(53)	(49)	(1)	(1)
Amortization of unrecognized net loss	7	14
Amortization of unrecognized prior service benefit			(6)	(6)

Net periodic benefit cost	$(4)	$5	$(6)	$(6)

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

CNA’s results are reported in four business segments: CNA Specialty, CNA Commercial, Life & Group Non-Core and Other. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Other includes the operations of Hardy Underwriting Bermuda Limited (“Hardy”), corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re and asbestos and environmental pollution. Hardy is a specialized Lloyd’s of London underwriter primarily of short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance.

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 45 drilling rigs, including four newbuild rigs which are under construction and one rig being constructed utilizing the hull of one of Diamond Offshore’s existing mid-water floaters. On March 31, 2014, Diamond Offshore’s drilling rigs were located offshore 11 countries in addition to the United States.

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

Loews Hotels operates a chain of 19 hotels, 18 of which are in the United States and one is in Canada.

The Corporate and other segment consists primarily of corporate investment income, corporate interest expense and other unallocated expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, CNA does not maintain a distinct investment portfolio for every insurance segment, and accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of net investment income and investment gains (losses) are allocated based on each segment’s carried insurance reserves, as adjusted. On February 10, 2014, CNA entered into a definitive agreement to sell the majority of its run-off annuity and pension business through the sale of the common stock of CAC. The business being sold, which was previously reported within Life & Group Non-Core, is now reported as discontinued operations in the Consolidated Condensed Statements of Income for the three months ended March 31, 2014 and 2013. See Notes 1 and 12 for further discussion of discontinued operations.

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Three Months Ended March 31	2014	2013

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$979	$956
CNA Commercial	1,041	1,101
Life and Group Non-Core	331	315
Other	112	83
Total CNA Financial	2,463	2,455
Diamond Offshore	710	732
Boardwalk Pipeline	357	329
HighMount	55	68
Loews Hotels	105	94
Corporate and other	53	8
Total	$3,743	$3,686

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$212	$215
CNA Commercial	127	198
Life and Group Non-Core	(16)	(23)
Other	(22)	(40)
Total CNA Financial	301	350
Diamond Offshore	168	205
Boardwalk Pipeline	23	99
HighMount	(31)	(139)
Loews Hotels	5
Corporate and other	17	(17)
Total	$483	$498

Net income (loss) (a):

CNA Financial:
CNA Specialty	$128	$128
CNA Commercial	77	115
Life and Group Non-Core	7
Other	(12)	(25)
Total CNA Financial	200	218
Diamond Offshore	69	82
Boardwalk Pipeline	(18)	33
HighMount	(20)	(88)
Loews Hotels	3
Corporate and other	11	(11)
Income from continuing operations	245	234
Discontinued operations, net	(186)	8
Total	$59	$242

(a)	Investment gains included in Revenues, Income before income tax and noncontrolling interests and Net income are as follows:

Three Months Ended March 31	2014	2013

Revenues and Income before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$12	$3
CNA Commercial	12	4
Life and Group Non-Core	16	9
Other	2	3

Total	$42	$19

Net income:

CNA Financial:
CNA Specialty	$7	$2
CNA Commercial	7	2
Life and Group Non-Core	9	6
Other	1	2

Total	$24	$12

10. Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

11. Commitments and Contingencies

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification agreements may include provisions that survive indefinitely. As of March 31, 2014, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $702 million.

CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2014, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

12. Discontinued Operations

As discussed in Note 1, on February 10, 2014, CNA entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business through the sale of the common stock of CAC. The assets and liabilities of the business being sold are presented as held for sale on the Consolidated Condensed Balance Sheet as of March 31, 2014 and the results of operations have been reclassified as discontinued operations in the Consolidated Condensed Statements of Income for the three months ended March 31, 2014 and 2013.

The results of discontinued operations reflected in the Consolidated Condensed Statements of Income were as follows:

Three Months Ended March 31	2014	2013

(In millions)

Revenues:
Net investment income	$41	$42
Investment gains	1	5
Other		1

Total revenues	42	48

Expenses:
Insurance claims and policyholders’ benefits	31	33
Other operating expenses	1	1

Total	32	34

Income before income tax	10	14
Income tax expense	(3)	(5)

Results of discontinued operations, net of income tax	7	9
Impairment loss on sale, net of tax benefit of $41	(214)
Amounts attributable to noncontrolling interests	21	(1)

Income (loss) from discontinued operations	$(186)	$8

The following table presents the detailed assets and liabilities held for sale as of March 31, 2014:

(In millions)

Assets:

Investments:
Fixed maturity securities at fair value	$2,684
Equity securities at fair value	16
Other invested assets	1
Short term investments	36

Total investments	2,737
Cash	14
Receivables	787
Other assets	55
Separate account business	148

Assets held for sale	3,741
Less: Impairment on sale	(255)

Total assets held for sale	$3,486

Liabilities:

Insurance reserves	$3,017
Other liabilities	85
Separate account business	148

Total liabilities held for sale	$3,250

13.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2014 and December 31, 2013, and consolidating statements of income information for the three months ended March 31, 2014 and 2013. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

March 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$45,008	$1,582		$10	$55	$5,408		$52,063
Cash	206	17	$13	1	10	54		301
Receivables	7,599	438	95	80	32	128	$(17)	8,355
Property, plant and equipment	274	5,959	7,275	983	440	43		14,974
Deferred income taxes	70			507	3		(580)	-
Goodwill	119	20	215					354
Assets held for sale	3,486							3,486
Investments in capital stocks of subsidiaries						17,175	(17,175)	-
Other assets	777	316	286	12	181	20	26	1,618
Deferred acquisition costs of insurance subsidiaries	652							652

Total assets	$58,191	$8,332	$7,884	$1,593	$721	$22,828	$(17,746)	$81,803

Liabilities and Equity:

Insurance reserves	$36,051							$36,051
Payable to brokers	364			$12		$506		882
Short term debt	549	$250		1	$54			854
Long term debt	2,558	2,230	$3,375	481	133	1,679		10,456
Deferred income taxes		522	683		42	205	$(554)	898
Liabilities held for sale	3,250							3,250
Other liabilities	2,870	729	359	98	26	673	(460)	4,295

Total liabilities	45,642	3,731	4,417	592	255	3,063	(1,014)	56,686

Total shareholders’ equity	11,285	2,362	1,541	1,001	466	19,765	(16,732)	19,688
Noncontrolling interests	1,264	2,239	1,926					5,429

Total equity	12,549	4,601	3,467	1,001	466	19,765	(16,732)	25,117

Total liabilities and equity	$58,191	$8,332	$7,884	$1,593	$721	$22,828	$(17,746)	$81,803

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,107	$2,061		$28	$43	$4,734		$52,973
Cash	195	36	$29	1	10	24		295
Receivables	8,666	498	97	143	28	74	$(145)	9,361
Property, plant and equipment	282	5,472	7,296	974	430	44		14,498
Deferred income taxes	244			517	3		(764)	-
Goodwill	119	20	215		3			357
Investments in capital stocks of subsidiaries						17,264	(17,264)	-
Other assets	741	305	360	15	183	7	39	1,650
Deferred acquisition costs of insurance subsidiaries	624							624
Separate account business	181							181

Total assets	$57,159	$8,392	$7,997	$1,678	$700	$22,147	$(18,134)	$79,939

Liabilities and Equity:

Insurance reserves	$38,394							$38,394
Payable to brokers	85	$1		$9		$48		143
Short term debt	549	250		21	$20			840
Long term debt	2,011	2,230	$3,424	481	182	1,678		10,006
Deferred income taxes		516	689		41	195	$(725)	716
Other liabilities	3,323	734	427	121	23	690	(565)	4,753
Separate account business	181							181

Total liabilities	44,543	3,731	4,540	632	266	2,611	(1,290)	55,033

Total shareholders’ equity	11,354	2,362	1,570	1,046	434	19,536	(16,844)	19,458
Noncontrolling interests	1,262	2,299	1,887					5,448

Total equity	12,616	4,661	3,457	1,046	434	19,536	(16,844)	24,906

Total liabilities and equity	$57,159	$8,392	$7,997	$1,678	$700	$22,147	$(18,134)	$79,939

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	HighMount	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$1,806							$1,806
Net investment income	526					$51		577
Intercompany interest and dividends						377	$(377)	-
Investment gains	42							42
Contract drilling revenues		$685						685
Other	89	25	$357	$55	$105	2		633

Total	2,463	710	357	55	105	430	(377)	3,743

Expenses:

Insurance claims and policyholders’ benefits	1,446							1,446
Amortization of deferred acquisition costs	329							329
Contract drilling expenses		370						370
Other operating expenses	343	154	293	84	99	18		991
Interest	44	18	41	2	1	18		124

Total	2,162	542	334	86	100	36	-	3,260

Income (loss) before income tax	301	168	23	(31)	5	394	(377)	483
Income tax (expense) benefit	(79)	(27)	11	11	(2)	(6)		(92)

Income (loss) from continuing operations	222	141	34	(20)	3	388	(377)	391
Discontinued operations, net of income tax	(207)							(207)

Net income (loss)	15	141	34	(20)	3	388	(377)	184
Amounts attributable to noncontrolling interests	(1)	(72)	(52)					(125)

Net income (loss) attributable to Loews Corporation	$14	$69	$(18)	$(20)	$3	$388	$(377)	$59

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk		Loews	Corporate
Three Months Ended March 31, 2013	Financial	Offshore	Pipeline	HighMount	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$1,764							$1,764
Net investment income	591	$1				$7		599
Intercompany interest and dividends						182	$(182)	-
Investment gains	19							19
Contract drilling revenues		700						700
Other	81	31	$329	$68	$94	1		604

Total	2,455	732	329	68	94	190	(182)	3,686

Expenses:

Insurance claims and policyholders’ benefits	1,396							1,396
Amortization of deferred acquisition costs	328							328
Contract drilling expenses		375						375
Other operating expenses	339	144	190	202	91	15		981
Interest	42	8	40	5	3	10		108

Total	2,105	527	230	207	94	25	-	3,188

Income (loss) before income tax	350	205	99	(139)	-	165	(182)	498
Income tax (expense) benefit	(108)	(36)	(22)	51		6		(109)

Income (loss) from continuing operations	242	169	77	(88)	-	171	(182)	389
Discontinued operations, net of income tax	9							9

Net income (loss)	251	169	77	(88)	-	171	(182)	398
Amounts attributable to noncontrolling interests	(25)	(87)	(44)					(156)

Net income (loss) attributable to Loews Corporation	$226	$82	$33	$(88)	$-	$171	$(182)	$242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2013. This MD&A is comprised of the following sections:

OVERVIEW

    We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary);

•	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 53% owned subsidiary);

•	exploration, production and marketing of natural gas and oil (including condensate and natural gas liquids) (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); and

•	operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

    Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

    Income from continuing operations for the 2014 first quarter was $245 million, or $0.63 per share, compared to $234 million, or $0.60 per share, in the 2013 first quarter. Net income attributable to Loews includes a loss from discontinued operations of $186 million (after tax and noncontrolling interests) for the three months ended March 31, 2014 related to CNA’s pending sale of its annuity and pension deposit business.

    Income from continuing operations increased primarily due to higher parent company investment income as a result of improved performance of the trading portfolio and lower ceiling test impairment charges at HighMount. These increases were partially offset by a $55 million charge (after tax and noncontrolling interests) related to the write off of all previously capitalized costs incurred by the Company and Boardwalk Pipeline for the proposed Bluegrass project.

    CNA earnings decreased primarily due to lower net investment income, higher catastrophe losses and lower favorable net prior year development, partially offset by improved non-catastrophe current accident year underwriting results and higher realized investment gains.

    Diamond Offshore’s earnings decreased primarily due to lower utilization and increased interest expense as a result of higher debt levels. These declines were partially offset by higher dayrates earned.

    Book value per share increased to $50.89 at March 31, 2014 from $50.25 at December 31, 2013 and $49.93 at March 31, 2013. Book value per share excluding Accumulated other comprehensive income (“AOCI”) increased to $49.43 at March 31, 2014 from $49.38 at December 31, 2013 and $48.48 at March 31, 2013.

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

•	Insurance Reserves
•	Reinsurance and Other Receivables
•	Litigation
•	Valuation of Investments and Impairment of Securities
•	Long Term Care Products
•	Payout Annuity Contracts
•	Pension and Postretirement Benefit Obligations
•	Valuation of HighMount’s Proved Reserves
•	Impairment of Long-Lived Assets
•	Goodwill
•	Income Taxes

    Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

    Unless the context otherwise requires, references to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

CNA Financial

    On February 10, 2014, CNA entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business through the sale of the common stock of Continental Assurance Company (“CAC”). In connection with the pending sale, the Company recorded an impairment charge of $193 million (after tax and noncontrolling interests). The business being sold, which was previously reported within Life & Group Non-Core is now reported as discontinued operations in the Consolidated Condensed Statements of Income for the three months ended March 31, 2014 and 2013 and assets and liabilities held for sale in the Consolidated Condensed Balance Sheet as of March 31, 2014. Further information on the sale is provided in Notes 1 and 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report.

    The following table summarizes the results of operations for CNA for the three months ended March 31, 2014 and 2013 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2014	2013

(In millions)

Revenues:
Insurance premiums	$1,806	$1,764
Net investment income	526	591
Investment gains	42	19
Other	89	81

Total	2,463	2,455

Expenses:
Insurance claims and policyholders’ benefits	1,446	1,396
Amortization of deferred acquisition costs	329	328
Other operating expenses	343	339
Interest	44	42

Total	2,162	2,105

Income before income tax	301	350
Income tax expense	(79)	(108)

Income from continuing operations	222	242
Discontinued operations, net of income tax	(207)	9

Net income	15	251
Amounts attributable to noncontrolling interests	(1)	(25)

Net income attributable to Loews Corporation	$14	$226

    Income from continuing operations decreased $20 million for the three months ended March 31, 2014 as compared with the same period in 2013, due to lower net investment income, higher catastrophe losses and lower favorable net prior year development, partially offset by improved non-catastrophe current accident year underwriting results and higher net realized investment gains. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

The following tables summarize the results of CNA’s property and casualty operations for the three months ended March 31, 2014 and 2013:

	CNA	CNA
Three Months Ended March 31, 2014	Specialty	Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$796	$899	$72	$1,767
Net earned premiums	748	822	98	1,668
Net investment income	151	198	1	350
Net operating income	121	70	6	197
Net realized investment gains	7	7		14
Net income	128	77	6	211

Ratios:
Loss and loss adjustment expense	64.2%	75.5%	38.8%	68.3%
Expense	30.1	34.0	48.3	33.1
Dividend	0.1	0.3		0.2

Combined	94.4%	109.8%	87.1%	101.6%

Three Months Ended March 31, 2013

Net written premiums	$803	$918	$55	$1,776
Net earned premiums	723	837	64	1,624
Net investment income	170	250	1	421
Net operating income (loss)	126	113	(7)	232
Net realized investment gains	2	2	1	5
Net income (loss)	128	115	(6)	237

Ratios:
Loss and loss adjustment expense	64.3%	71.7%	48.7%	67.5%
Expense	30.5	35.0	56.8	33.8
Dividend	0.2	0.1		0.2

Combined	95.0%	106.8%	105.5%	101.5%

    Net written premiums decreased $9 million for the three months ended March 31, 2014 as compared with the same period in 2013. This decrease was primarily driven by previous underwriting actions taken in certain business classes in CNA Commercial, partially offset by continued strong rate increases in CNA Commercial and CNA Specialty and reduced reinsurance cost as well as modest organic business growth in Hardy. Net earned premiums increased $44 million for the three months ended March 31, 2014 as compared with the same period in 2013, primarily driven by the increase in net written premiums over recent quarters for CNA Specialty and an increase at Hardy, partially offset by a decrease in CNA Commercial.

    CNA Specialty’s average rate increased 4% for the three months ended March 31, 2014 as compared with an increase of 7% for the three months ended March 31, 2013, for the policies that renewed in each period. Retention of 85% and 86% was achieved in each period. CNA Commercial’s average rate increased 6% for the three months ended March 31, 2014 as compared with an increase of 9% for the three months ended March 31, 2013, for the policies that renewed in each period. Retention of 75% and 78% was achieved in each period. Hardy’s average rate decreased 3% for the three months ended March 31, 2014 as compared with an increase of 1% for the three months ended March 31, 2013 for the policies that renewed in each period. Retention of 77% and 71% was achieved in each period.

    Net operating income decreased $35 million for the three months ended March 31, 2014 as compared with the same period in 2013. The decrease in net operating income was primarily due to lower net investment income in CNA Specialty and CNA Commercial, higher catastrophe losses and lower favorable net prior year development in CNA Commercial and CNA Specialty, partially offset by improved non-catastrophe current accident year underwriting results. In addition, reinsurance commutations at Hardy during the three months ended March 31, 2014 reduced ceded losses from prior years. Overall, the commutations increased net operating income because of the release of the related allowance for uncollectible reinsurance. Catastrophe losses were $43 million (after tax and noncontrolling interests) for the three months ended March 31, 2014 as compared to catastrophe losses of $23 million (after tax and noncontrolling interests) for the same period in 2013.

    Favorable net prior year development of $6 million and $41 million was recorded for the three months ended March 31, 2014 and 2013. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

    CNA Specialty’s combined ratio improved 0.6 points for the three months ended March 31, 2014 as compared with the same period in 2013. The loss ratio improved 0.1 points, due to an improved non-catastrophe current accident year loss ratio, substantially offset by lower favorable net prior year development and higher catastrophe losses. The expense ratio decreased 0.4 points for the three months ended March 31, 2014 as compared with the same period in 2013, driven by a higher net earned premium base.

    CNA Commercial’s combined ratio increased 3.0 points for the three months ended March 31, 2014 as compared with the same period in 2013. The loss ratio increased 3.8 points, primarily due to the impacts of higher catastrophe losses and lower favorable net prior year development, partially offset by an improved non-catastrophe current accident year loss ratio. The expense ratio decreased 1.0 point for the three months ended March 31, 2014 as compared with the same period in 2013, primarily due to lower underwriting expenses.

    Hardy’s combined ratio improved 18.4 points for the three months ended March 31, 2014 as compared with the same period in 2013. The loss ratio improved 9.9 points, due to the favorable impact of commutations and an improved current accident year loss ratio. The expense ratio improved 8.5 points, primarily due to the higher net earned premium base, partially offset by the unfavorable effect from certain legal and severance expenses.

Life & Group Non-Core and Other Operations

    Life & Group Non-Core primarily includes the results of CNA’s individual and group long term care business, as well as closed blocks of structured settlement liabilities, group accident and health reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. CNA’s group long term care business, while considered non-core, continues to accept new employees in existing groups. Other primarily includes certain CNA corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

    The following tables summarize the results of CNA’s Life & Group Non-Core and Other operations for the three months ended March 31, 2014 and 2013:

	Life & Group
Three Months Ended March 31, 2014	Non-Core	Other	Total

(In millions)

Net earned premiums	$139		$139
Net investment income	171	$5	176
Net operating loss	(2)	(19)	(21)
Net realized investment gains	9	1	10
Net income (loss) from continuing operations	7	(18)	(11)

Three Months Ended March 31, 2013

Net earned premiums	$141		$141
Net investment income	162	$8	170
Net operating loss	(6)	(20)	(26)
Net realized investment gains	6	1	7
Net loss from continuing operations		(19)	(19)

Net loss from continuing operations decreased $8 million for the three months ended March 31, 2014 as compared with the same period in 2013, primarily driven by higher net investment income due to a higher invested asset base, partially offset by increased interest expense from a new debt issuance in February 2014 in advance of the December 2014 maturity of CNA’s existing debt. CNA’s long term care business was favorably affected by rate increase actions in the current period, while morbidity was less favorable and persistency was unfavorable for the three months ended March 31, 2014 as compared with the same period in 2013.

Diamond Offshore

The ultra-deepwater market continues to weaken. Newbuild rig deliveries and established rigs coming off contract have created an oversupply of floaters in both the ultra-deepwater and deepwater markets, and an increasing number of rigs are competing for fewer available jobs due to cutbacks and/or delays in customer drilling programs. This oversupply has led to fierce competition, resulting in lower contracted dayrates, the execution of shorter term contracts and in some cases, the idling of rigs. There have been few bidding opportunities thus far in 2014, and the outlook for the remainder of the year and into 2015 is uncertain.

The market for deepwater floaters has trended downward in tandem with the ultra-deepwater market. Demand in this market is intermittent, with limited bidding opportunities. As a result, multiple existing rigs face pockets of idle time in 2014, and newbuild rigs may also have challenges securing work. Dayrates have also declined, compared to prior peak markets, and are projected by industry analysts to continue to soften in 2014.

Strength in the mid-water market varies significantly by region. In both the United Kingdom and Norway sectors of the North Sea, the mid-water market is showing some signs of weakening, in the form of declining dayrates, in part due to an increase in the availability of sublet opportunities being offered for some term contracted rigs. In the GOM, demand for mid-water rigs is limited, while in Brazil, demand has moderated. Frontier markets across Southeast Asia and South America, including Colombia, Myanmar, Nicaragua, Peru and Trinidad and Tobago, are areas of future, possible market demand, however, opportunities in these areas are not expected to emerge quickly.

Despite the challenging short term market outlook, based on industry reports, there have been nine additional newbuild floaters ordered since the beginning of 2014. Based on industry data, there are approximately 69 competitive or non-owner operated newbuild floaters on order and in addition, an estimated 29 rigs potentially to be built on behalf of Petróleo Brasileiro S.A., which is currently Diamond Offshore’s largest single customer based on annual consolidated revenues. Of the competitive rigs, 31 of the 51 newbuilds scheduled for delivery in 2014 through 2015, including two of Diamond Offshore’s four rigs that are expected to be delivered in 2014 and 2015, as well as over half of the 11 newbuilds scheduled for delivery in 2016, are not yet contracted for future work. The influx of newbuilds into the market, combined with established rigs coming off contract in 2014 and 2015, is expected to continue to weaken the ultra-deepwater and deepwater floater markets.

In addition, the offshore drilling industry is challenged by growing regulatory demands and more complex customer specifications, which could disadvantage the marketability of some lower specification rigs. Customer focus on completing existing projects, possible reduction or deferral of new investment, reallocation of budgets away from offshore projects and particular customer requirements in certain markets could also displace or reduce demand and result in the migration of some ultra-deepwater rigs to work in deepwater and, likewise, some deepwater rigs to compete against mid-water rigs. Various rigs across all segments could experience lower utilization or increased idle time, and lower specification rigs could be cold stacked or scrapped. The risk that floaters may be cold stacked is greatest in the mid-water floater market, where it may become necessary to cold stack certain older, lower specification drilling rigs.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of April 23, 2014 and February 5, 2014 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2013). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 23, 2014	February 5, 2014

(In millions)

Floaters:
Ultra-Deepwater (a)	$3,910	$4,111
Deepwater (b)	962	794
Mid-Water (c)	1,504	1,744

Total Floaters	6,376	6,649
Jack-ups	158	180

Total	$6,534	$6,829

(a)

As of April 23, 2014, for ultra-deepwater floaters includes (i) $651 million attributable to contracted operations offshore Brazil for the years 2014 to 2015, (ii) $904 million attributable to future work for a newbuild drillship under construction, for the years 2014 to 2019 and (iii) $641 million attributable to future work for the ultra-deepwater semisubmersible rig under construction for the years 2016 to 2019.

(b)

As of April 23, 2014, for deepwater floaters includes (i) $291 million attributable to contracted operations offshore Brazil for the years 2014 to 2016 and (ii) $36 million for the year 2015 attributable to future work for the Ocean Apex, which is under construction.

(c)	As of April 23, 2014, for mid-water floaters includes $323 million attributable to contracted operations offshore Brazil for the years 2014 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of April 23, 2014:

Year Ended December 31	Total	2014 (a)	2015	2016	2017 - 2019

(In millions)

Floaters:
Ultra-Deepwater (b)	$3,910	$739	$1,192	$518	$1,461
Deepwater (c)	962	389	326	208	39
Mid-Water (d)	1,504	780	449	161	114

Total Floaters	6,376	1,908	1,967	887	1,614
Jack-ups	158	88	48	22

Total	$6,534	$1,996	$2,015	$909	$1,614

(a)	Represents a nine month period beginning April 1, 2014.
(b)

As of April 23, 2014, for ultra-deepwater floaters includes (i) $327 million and $324 million for the years 2014 and 2015 attributable to contracted operations offshore Brazil, (ii) $61 million, $181 million and $181 million for the years 2014 to 2016 and $481 million in the aggregate for the years 2017 to 2019 attributable to future work for a newbuild drillship under construction and (iii) $107 million for the year 2016 and $534 million in the aggregate for the years 2017 to 2019 attributable to future work for the ultra-deepwater semisubmersible rig under construction.

(c)

As of April 23, 2014, for deepwater floaters includes $95 million, $134 million and $62 million for the years 2014 to 2016, attributable to contracted operations offshore Brazil and (ii) $29 million and $7 million for the years 2014 and 2015 attributable to future work for the Ocean Apex, which is under construction.

(d)	As of April 23, 2014, for mid-water floaters includes $244 million and $79 million for the years 2014 and 2015 attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of April 23, 2014. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for rigs under construction.

Year Ended December 31	2014 (a) (b)	2015 (b)	2016 (b)	2017–2019

Floaters:
Ultra-Deepwater	83%	64%	26%	20%
Deepwater	61%	32%	21%	1%
Mid-Water	62%	26%	7%	1%
Total Floaters	68%	39%	16%	8%
Jack-ups	50%	36%	9%

(a)	Represents a nine month period beginning April 1, 2014.
(b)

As of April 23, 2014, includes approximately 1,080, 350 and 200 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for 2014, 2015 and 2016.

Dayrate and Utilization Statistics

Three Months Ended March 31	2014	2013

Revenue earning days (a)
Floaters:
Ultra-Deepwater	513	526
Deepwater	343	423
Mid-Water	1,029	1,042
Jack-ups	501	448

Utilization (b)
Floaters:
Ultra-Deepwater	66%	73%
Deepwater	64%	94%
Mid-Water	64%	64%
Jack-ups	79%	71%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$386,900	$360,400
Deepwater	418,300	389,100
Mid-Water	276,100	261,600
Jack-ups	93,100	85,200

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earnings days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2014 and 2013 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2014	2013

(In millions)

Revenues:
Contract drilling revenues	$685	$700
Net investment income		1
Other	25	31

Total	710	732

Expenses:
Contract drilling expenses	370	375
Other operating expenses	154	144
Interest	18	8

Total	542	527

Income before income tax	168	205
Income tax expense	(27)	(36)
Amounts attributable to noncontrolling interests	(72)	(87)

Net income attributable to Loews Corporation	$69	$82

Contract drilling revenue decreased $15 million for the three months ended March 31, 2014 as compared with the 2013 period, and contract drilling expense decreased $5 million during the same period. Contract drilling revenue decreased primarily due to fewer revenue earning days from ultra-deepwater, deepwater and mid-water floaters, partially offset by an overall increase in average daily revenue and favorable revenue variances from jack-up rigs. The decrease in contract drilling expense reflects lower costs associated with repairs, maintenance, mobilization and inspection of rigs, partially offset by incremental operating costs for the Ocean Onyx which was placed in service in January of 2014.

Revenue generated by ultra-deepwater floaters increased $14 million during the three months ended March 31, 2014 as compared with the 2013 period as a result of higher average daily revenue earned of $14 million and an increase in amortized mobilization revenue of $5 million, partially offset by a decrease in utilization of $5 million. Average daily revenue increased primarily due to the Ocean Confidence operating under a new contract during the three months ended March 31, 2014 at a significantly higher dayrate than earned in the same period in 2013.

Revenue generated by deepwater floaters decreased $18 million during the three months ended March 31, 2014 as compared with the 2013 period primarily due to lower utilization of $31 million, partially offset by higher average daily revenue of $10 million. The decrease in revenue earning days was the result of incremental scheduled downtime for surveys combined with unplanned downtime associated with the warm stacking of rigs between contracts, partially offset by revenue earnings days for the Ocean Onyx which was placed into service in January of 2014. Average daily revenue increased during the three months ended March 31, 2014 primarily due to the Ocean Victory and the Ocean America working at significantly higher dayrates than those earned during the same period in 2013.

Revenue generated by mid-water floaters decreased $19 million during the three months ended March 31, 2014 as compared with the 2013 period primarily due to the absence of mobilization and contract preparation revenue of $31 million earned in the first quarter of 2013 and lower utilization of $3 million reflecting the net impact of increased downtime associated with the North Sea enhancement project for the Ocean Patriot. These reductions in contract drilling revenue were partially offset by an increase in average daily revenue of $15 million primarily due to several mid-water floaters operating at higher dayrates during the three months ended March 31, 2014 as compared with the same period in 2013.

Revenue earned by jack-up rigs increased $8 million during the three months ended March 31, 2014 as compared with the same period in 2013 primarily due to utilization of a rig which was warm stacked during the 2013 period.

Net income decreased $13 million during the three months ended March 31, 2014 as compared with the 2013 period reflecting the decrease in revenue and higher depreciation expense due to a larger depreciable asset base which included the Ocean Onyx and the Ocean BlackHawk, placed in service in the first quarter of 2014, as well as an increase in interest expense related to the $1.0 billion of senior unsecured notes issued in November of 2013.

Diamond Offshore’s effective tax rate decreased for the three months ended March 31, 2014 as compared with the 2013 period. The lower effective tax rate is primarily the result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses and the settlement of a dispute in Egypt for the years 2006 through 2008 for $6 million, resulting in a net reduction to income tax expense of $17 million. The 2013 period includes the impact of The American Taxpayer Relief Act of 2012, which reduced income tax expense by $28 million.

Boardwalk Pipeline

Boardwalk Pipeline derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”) and gathering and processing of natural gas for third parties. Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline offers firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Boardwalk Pipeline’s NGL contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Boardwalk Pipeline’s NGL storage rates are market based and contracts are typically fixed price arrangements with escalation clauses. Boardwalk Pipeline sells minor amounts of surplus propane, and periodically sells surplus ethylene, at market prices available at the time of sale. Boardwalk Pipeline is not in the business of buying and selling natural gas other than for system management purposes, but changes in the level of natural gas prices may impact the volumes of gas transported and stored on its pipeline systems. Boardwalk Pipeline’s operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations.

Boardwalk Pipeline provides natural gas transportation services to customers that are directly connected to its pipeline system and, through interconnects with third party pipelines, to customers that are not directly connected to Boardwalk Pipeline’s system. Transportation rates that Boardwalk Pipeline can charge customers it serves through interconnects with third party pipelines are heavily influenced by current and anticipated basis differentials. As a result of the new sources of supply and related pipeline infrastructure, basis differentials on Boardwalk Pipeline’s pipeline systems have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for its interruptible and firm transportation services.

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. Due to the factors noted above and discussed further in the Results of Operations by Business Segment – Boardwalk Pipeline section of our Annual Report on Form 10-K for the year ended December 31, 2013, in recent periods Boardwalk Pipeline has renewed many expiring contracts at lower rates and for shorter terms than in the past and any remaining available capacity generally has been marketed and sold at lower rates under short term firm or interruptible contracts, or in some cases not sold at all, which has materially adversely impacted its firm and interruptible transportation revenues. As a result, revenues from capacity reservation charges under firm transportation agreements for the three months ended March 31, 2014, were $7 million lower than they were for the comparable 2013 period. The extremely cold weather across the eastern and midwestern United States in the first quarter of 2014 positively impacted the revenues Boardwalk Pipeline earned from its short term firm and interruptible transportation services, however, Boardwalk Pipeline expects the overall unfavorable trend to continue. Therefore, Boardwalk Pipeline may not be able to sell its available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts, all of which would continue to adversely impact its transportation revenues, earnings and distributable cash flows and could impact Boardwalk Pipeline on a long term basis.

More recently, Boardwalk Pipeline has seen the value of its storage and PAL services adversely impacted by market factors, which have contributed to a narrowing of natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the price volatility of natural gas to decline significantly, reducing the rates Boardwalk Pipeline can charge for its storage and PAL services. During the first quarter of 2014, Boardwalk Pipeline’s storage and PAL services benefited from the cold weather, however, Boardwalk Pipeline expects that narrowing time period price spreads and fewer market participants will continue to cause demand for its storage and PAL services to decline.

Bluegrass Project

As discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Boardwalk Pipeline executed a series of agreements in 2013 with The Williams Companies, Inc. to develop the Bluegrass Project, a joint venture project that would develop a pipeline to transport natural gas liquids. The open season for capacity on the pipeline ended in the first quarter of 2014, and although discussions with potential customers continued throughout the first quarter, Boardwalk Pipeline was unable to obtain sufficient firm customer commitments to support the project. Further, delays in the development of the project and other factors have resulted in escalations in the estimated costs to complete the project. Considering these factors, we and Boardwalk Pipeline are no longer making capital investments in the Bluegrass Project. As a result, in the first quarter of 2014, we expensed the previously capitalized project costs that had been incurred, resulting in a charge of $94 million ($55 million after tax and noncontrolling interests), inclusive of a $10 million charge recorded by Boardwalk Pipeline Partners, LP. We will continue to consider all of our options.

Sulphur Storage and Pipeline Expansion Project

In 2014, Boardwalk Pipeline executed a long term agreement to provide transportation and storage services to support the development of a new ethane cracker plant in the Lake Charles, Louisiana area. The project would involve significant storage and infrastructure development to serve petrochemical customers near Boardwalk Pipeline’s Sulphur Hub. The project, which is conditioned on final approval by the customer’s board of directors, is expected to cost approximately $145 million with an anticipated in-service date in the second half of 2017.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2014 and 2013 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2014	2013

(In millions)

Revenues:
Other revenue, primarily operating	$357	$329

Total	357	329

Expenses:
Operating	293	190
Interest	41	40

Total	334	230

Income before income tax	23	99
Income tax (expense) benefit	11	(22)
Amounts attributable to noncontrolling interests	(52)	(44)

Net income (loss) attributable to Loews Corporation	$(18)	$33

Total revenues increased $28 million for the three months ended March 31, 2014, compared to the same period in 2013. This increase is primarily due to an increase in short term firm and interruptible transportation revenues, excluding fuel, of $19 million and fuel revenues of $6 million generally due to the cold winter weather in the eastern and midwestern United States. Sales of NGLs were $4 million higher due to propane sales and PAL and storage revenues increased by $2 million mainly due to a backwardated natural gas pricing curve which increased lending activities. The increase in revenues was partially offset by the effects of the market and contract renewal conditions discussed above, which lowered firm transportation revenues by $7 million.

Operating expenses increased $103 million for the three months ended March 31, 2014, compared to the same period in 2013. This increase is primarily due to a charge of $94 million to write off previously capitalized costs incurred for the Bluegrass Project, a $7 million increase in fuel expense primarily due to higher natural gas prices, a $3 million increase in depreciation and property taxes primarily due to an increase in the asset base and a $3 million increase in operations and maintenance expense from an increase in maintenance projects. These increases were partially offset by a $5 million decrease in general and administrative costs due to lower employee related costs.

Net results for the three months ended March 31, 2014 decreased $51 million as compared with the 2013 period reflecting the Bluegrass Project related charge, partially offset by higher revenues as discussed above.

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

HighMount’s revenues and profitability depend substantially on natural gas and oil prices and HighMount’s ability to increase its natural gas and oil production. Natural gas and NGL prices remain at low levels due to an abundance of supply from new sources recoverable from shale formations, such as the Marcellus and Utica shales which are closer to traditional high value end markets and are less expensive to produce and develop than HighMount’s principal Sonora properties. As a result, it has become uneconomic for HighMount to drill new natural gas wells at its principal Sonora properties which has led it to change its capital investments strategy in recent years from natural gas production to exploration and development of potential oil producing properties. In 2013 HighMount drilled a number of exploratory wells on its properties in the Mississippian Lime and Woodford Shale plays in Oklahoma, however, HighMount has since ceased drilling operations in this area. HighMount has one drilling rig working in the Wolfcamp stratum of its Sonora field. To date, drilling efforts for oil have not yielded sufficient quantities to support commercial development of this stratum. Exploration of potential oil producing properties, including drilling and completion of horizontal wells, carries more risk and is significantly more expensive than drilling traditional vertical natural gas-producing wells. In light of these factors HighMount is continuing to review its properties and drilling prospects. HighMount has incurred substantial ceiling test and goodwill impairment charges as a result of the market conditions and the unsuccessful drilling efforts discussed above and will likely incur significant charges in future periods if these conditions continue.

The focus on exploring oil producing properties has led to a reduction in natural gas and NGL production. Natural gas production at HighMount was 7.5 Bcf in the three months ended March 31, 2014, a decline from 8.6 Bcf in the three months ended March 31, 2013. Revenues from the sale of oil, including the impact of hedges, amounted to 21% of HighMount’s total revenues for the three months ended March 31, 2014 and 2013. The price HighMount realizes for its production is also affected by HighMount’s hedging activities, as well as locational differences in market prices.

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

Production and Sales Statistics

Presented below are production and sales statistics related to HighMount’s operations for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31	2014	2013

Gas production (Bcf)	7.5	8.6
Gas sales (Bcf)	7.0	8.0
NGL production/sales (Mbbls)	433.0	503.4
Oil production/sales (Mbbls)	126.1	158.3
Equivalent production (Bcfe)	10.9	12.6
Equivalent sales (Bcfe)	10.3	12.0

Average realized prices without hedging results:
Gas (per Mcf)	$4.54	$3.17
NGL (per Bbl)	36.07	31.03
Oil (per Bbl)	92.52	87.14
Equivalent (per Mcfe)	5.71	4.58

Average realized prices with hedging results:
Gas (per Mcf)	$4.06	$4.10
NGL (per Bbl)	32.26	37.33
Oil (per Bbl)	89.86	90.60
Equivalent (per Mcfe)	5.19	5.50

Average cost per Mcfe:
Production expenses	$2.07	$1.46
Production and ad valorem taxes	0.39	0.30
General and administrative expenses	1.05	0.86
Depletion expense	1.01	1.39

Results of Operations

The following table summarizes the results of operations for HighMount for the three months ended March 31, 2014 and 2013, as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2014	2013

(In millions)

Revenues:
Other revenue, primarily operating	$55	$68

Total	55	68

Expenses:
Other operating expenses
Impairment of natural gas and oil properties	29	145
Operating	55	57
Interest	2	5

Total	86	207

Loss before income tax benefit	(31)	(139)
Income tax benefit	11	51

Net loss attributable to Loews Corporation	$ (20)	$ (88)

For the three months ended March 31, 2014 and 2013, HighMount recorded ceiling test impairment charges of $29 million and $145 million ($19 million and $92 million after tax). The 2014 write-down was primarily attributable to insufficient reserve additions from recent exploration activities due to variability in well performance where HighMount is testing different horizontal target zones and hydraulic fracture designs. The 2013 write-down was primarily attributable to reduced average NGL prices used in the ceiling test calculations and negative reserve revisions. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $29 million and $195 million ($18 million and $124 million after tax) for the three months ended March 31, 2014 and 2013.

HighMount’s operating revenues decreased $13 million for the three months ended March 31, 2014 as compared with the 2013 period primarily due to reduced sales volumes. HighMount sold 10.3 Bcfe in the three months ended March 31, 2014 compared to 12.0 Bcfe in the 2013 period. The decrease in sales volume was primarily due to the continued reduction in capital spending on natural gas drilling since 2008.

HighMount had hedges in place as of March 31, 2014 that cover approximately 59.0% and 28.3% of total estimated 2014 and 2015 natural gas equivalent production at a weighted average price of $5.56 and $4.12 per Mcfe.

Operating expenses were $55 million for the three months ended March 31, 2014 as compared to $57 million for the same period in 2013 and include DD&A expenses of $16 million for the three months ended March 31, 2014, compared to $22 million for the 2013 period. The decrease in DD&A expenses was due to reduced production volumes and lower depletion rates, primarily due to the impairment of natural gas and oil properties recorded in 2014 and 2013.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2014 and 2013 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2014	2013

(In millions)

Revenues:
Operating revenue	$85	$81
Revenues related to reimbursable expenses	20	13

Total	105	94

Expenses:
Other operating expenses
Operating	77	79
Reimbursable expenses	20	13
Depreciation	8	8
Equity income from joint ventures	(6)	(9)
Interest	1	3

Total	100	94

Income before income tax	5	-
Income tax expense	(2)

Net income attributable to Loews Corporation	$3	$-

EBITDA	$14	$11

Earnings before interest, tax, depreciation and amortization (“EBITDA”) is an indicator of operating performance used by Loews Hotels to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is a non-GAAP financial measure that is not meant to replace net income as defined by GAAP. The following table reconciles EBITDA to Net income attributable to Loews Corporation for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31	2014	2013

(In millions)

EBITDA	$14	$11
Depreciation	(8)	(8)
Interest	(1)	(3)
Income tax expense	(2)

Net income attributable to Loews Corporation	$3	$-

Results of operations for the three months ended March 31, 2014 and 2013 include the impact of the 2013 closure of the Loews Regency Hotel for renovation and the addition of the Loews Madison Hotel and the Loews Boston

Hotel in 2013. In July of 2013, partial equity interests in the Loews Madison Hotel and the Loews Boston Hotel were sold. Upon the sale of the equity interests, Loews Hotels’ share of earnings for these hotels is included in Equity income from joint ventures.

Reimbursable expenses relate mainly to payroll incurred by Loews Hotels on behalf of the owners of joint venture and managed hotel properties.

Operating revenues increased $4 million for the three months ended March 31, 2014 as compared to the 2013 period, primarily due to the Loews Regency Hotel, which was closed for renovation in 2013.

Revenue per available room (“RevPAR”) is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues, not included in RevPAR, primarily include guest charges for food and beverages. RevPAR, occupancy rates and average room rates are for owned and joint venture hotels. RevPAR increased $17.82 to $188.04 for the three months ended March 31, 2014 as compared to the 2013 period, reflecting an increase in occupancy and average room rates. Occupancy rates increased to 75.5% in the three months ended March 31, 2014, from 71.1% in the 2013 period.

Operating expenses decreased $2 million for the three months ended March 31, 2014 as compared to the 2013 period, primarily due to the impact of the Loews Madison Hotel and the Loews Boston Hotel in 2013, partially offset by increased costs due to the reopening of the Loews Regency Hotel in the quarter.

Equity earnings from joint venture properties decreased $3 million for the three months ended March 31, 2014 as compared to the 2013 period. This decrease was primarily due to the inclusion of the Loews Boston Hotel and Loews Madison Hotel as joint ventures and the development of a new hotel, the Cabana Bay Beach Resort at Universal Orlando, which partially opened on March 31, 2014, partially offset by improved earnings at the hotels at Universal Orlando and the Loews Hollywood Hotel.

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

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2014 and 2013 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2014	2013

(In millions)

Revenues:
Net investment income	$51	$7
Other	2	1

Total	53	8

Expenses:
Operating	18	15
Interest	18	10

Total	36	25

Income (loss) before income tax	17	(17)
Income tax (expense) benefit	(6)	6

Net income (loss) attributable to Loews Corporation	$11	$(11)

Net investment income increased by $44 million for the three months ended March 31, 2014, as compared to the 2013 period, primarily due to improved performance of equity and fixed income investments in the trading portfolio.

Interest expense increased $8 million for the three months ended March 31, 2014, primarily due to a May of 2013 public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For the three months ended March 31, 2014, net cash provided by operating activities was $168 million as compared with $191 million for the same period in 2013. Cash provided by operating activities reflected increased tax and claim payments, as well as increased receipts relating to returns on limited partnerships. Additionally, cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities. During 2014, cash flows related to operating activities were increased by $21 million as compared to a decrease of $48 million during 2013 related to trading activity.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2014, net cash used by investing activities was $354 million as compared with $161 million for the same period in 2013. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the three months ended March 31, 2014, net cash provided by financing activities was $210 million as compared with net cash used of $56 million for the same period in 2013. In February of 2014, CNA issued $550 million of 4.0% senior notes due May 15, 2024 and invested the proceeds in short term interest bearing securities. CNA intends to use the proceeds to repurchase, redeem, repay or otherwise retire the $549 million outstanding aggregate principal balance of its 5.9% senior notes due December 15, 2014.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. There are currently no amounts outstanding under CNA’s $250 million senior unsecured revolving credit facility and no borrowings outstanding through CNA’s membership in the Federal Home Loan Bank of Chicago.

Diamond Offshore

Cash and investments totaled $1.6 billion at March 31, 2014, compared to $2.1 billion at December 31, 2013. During the first three months of 2014, Diamond Offshore paid cash dividends totaling $123 million, consisting of aggregate regular cash dividends of $17 million and aggregate special cash dividends of $106 million. On April 23, 2014, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the three months ended March 31, 2014 increased $27 million compared to the 2013 period, primarily due to an increase in cash receipts from contract drilling services of $43 million and lower cash income taxes paid of $38 million, partially offset by higher cash payments related to contract drilling expenses of $54 million.

Diamond Offshore is currently obligated under various agreements in connection with six ongoing rig construction/enhancement projects. The following is a summary of Diamond Offshore’s construction projects as of March 31, 2014:

(In millions)	Expected Delivery (a)	Total Project Cost (b)	Project Expenditures to date (c)

New rig construction:
Ultra-deepwater drillships:
Ocean BlackHornet	Q2 2014	$635	$212
Ocean BlackRhino	Q3 2014	$645	$197
Ocean BlackLion	Q1 2015	$655	$172

Ultra-deepwater floater:
Ocean GreatWhite	Q1 2016	$755	$191

Deepwater floater:
Ocean Apex	Q3 2014	$370	$291

Enhancement project:
Mid-water floater Ocean Patriot	Q2 2014	$120	$67

(a)

Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.

(b)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs and does not include capitalized interest.
(c)	Represents total project expenditures from inception of project to March 31, 2014, excluding project-to-date capitalized interest.

For 2014, Diamond Offshore has budgeted approximately $2.1 billion for capital expenditures of which approximately $1.5 billion and $82 million are expected to be spent on current rig construction projects and the Ocean Patriot North Sea enhancement project and approximately $184 million is expected to be spent on a service life extension project for the Ocean Confidence. The remainder will be spent on Diamond Offshore’s ongoing capital maintenance and replacement programs.

Depending on market and other conditions, Diamond Offshore may purchase shares of its outstanding common stock in the open market or otherwise. During the three months ended March 31, 2014, Diamond Offshore purchased 1.9 million shares of its common stock at an aggregate cost of $86 million.

In March of 2014, Diamond Offshore entered into an agreement to increase its revolving credit facility by $250 million and extend the maturity date by six months. The credit agreement provides for a $1.0 billion revolving credit facility for general corporate purposes, maturing on March 17, 2019. At March 31, 2014, there were no loans or letters of credit outstanding under the credit agreement.

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

Boardwalk Pipeline

At March 31, 2014 and December 31, 2013, cash and investments amounted to $13 million and $29 million. Funds from operations for the three months ended March 31, 2014 amounted to $136 million, compared to $129 million for the 2013 period. For the three months ended March 31, 2014 and 2013, Boardwalk Pipeline’s capital expenditures were $66 million and $71 million.

As of March 31, 2014, Boardwalk Pipeline had $125 million of loans outstanding under its revolving credit facility with a weighted-average interest rate of 1.5% and had no letters of credit issued. As of March 31, 2014, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility and had an available borrowing capacity of $875 million.

Boardwalk Pipeline expects total capital expenditures to be approximately $420 million in 2014, including approximately $90 million for maintenance capital. The 2014 growth capital expenditures primarily relate to the Southeast Market Expansion project discussed in the Liquidity and Capital Resources - Boardwalk Pipeline section of our Annual Report on Form 10-K for the year ended December 31, 2013.

HighMount

At March 31, 2014 and December 31, 2013, cash and investments amounted to $11 million and $29 million. Net cash flows provided by operating activities were $67 million and $16 million for the three months ended March 31, 2014 and 2013. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used in investing activities for the three months ended March 31, 2014, was $65 million, compared to $68 million for the 2013 period. The primary driver of cash used in investing activities is capital spent developing HighMount’s natural gas and oil reserves. HighMount expects to spend approximately $174 million in 2014, on the exploration and development of oil producing properties. Funds for capital expenditures and working capital requirements are expected to be provided from operating activities and contributions from us.

HighMount’s credit agreement contains financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio and a minimum ratio of the net present value of its projected future cash flows from its proved natural gas and oil reserves to total debt. The calculation of net present value, performed at year-end, is based on commodity prices determined by the lenders and HighMount’s proved reserves at the time of measurement. A decline in commodity prices can reduce HighMount’s borrowing capacity requiring repayment of a portion of its term loans. Due to the current limited capacity of HighMount’s credit agreement, HighMount has made principal payments on its term loans to maintain compliance with its debt covenant. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to engage in certain transactions, including transactions with affiliates. At March 31, 2014, HighMount has $480 million of term loans outstanding and is in compliance with all of its covenants under the credit agreement.

Loews Hotels

Cash and investments totaled $65 million at March 31, 2014, as compared to $53 million at December 31, 2013. Committed and planned capital expenditures for renovations, capital improvements and development of new properties are estimated to be approximately $300 million for 2014. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables at March 31, 2014 totaled $5.0 billion, as compared to $4.7 billion at December 31, 2013. During the three months ended March 31, 2014, we received $377 million in interest and dividends from our subsidiaries, including a special dividend from CNA of $242 million. These inflows were partially offset by the payment of $18 million to fund treasury stock purchases and the payment of $24 million of cash dividends to our shareholders.

As of March 31, 2014, there were 386,911,815 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the three months ended March 31, 2014, we purchased 0.5 million shares of Loews common stock.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2014	2013

(In millions)

Fixed maturity securities:
Taxable	$352	$388
Tax-exempt	100	69

Total fixed maturity securities	452	457
Limited partnership investments	73	131
Other, net of investment expense	1	3

Net investment income before tax	$526	$591

Net investment income after tax and noncontrolling interests	$333	$364

Effective income yield for the fixed maturity securities portfolio, before tax	4.9%	5.0%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%

Net investment income after tax and noncontrolling interests for the three months ended March 31, 2014 decreased $31 million as compared with the same period in 2013. The decrease was driven by a decrease in limited partnership investment income.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2014	2013

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$14	$26
States, municipalities and political subdivisions	23	(2)
Asset-backed	1	3

Total fixed maturity securities	38	27
Equity securities	5	(13)
Derivative securities		2
Short term investments and other	(1)	3

Total realized investment gains	42	19
Income tax expense	(15)	(6)
Amounts attributable to noncontrolling interests	(3)	(1)

Net realized investment gains attributable to Loews Corporation	$24	$12

Net realized investment gains increased $12 million for the three months ended March 31, 2014 as compared with the 2013 period. The increase was primarily driven by lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.5% and 92.1% of which were rated as investment grade (rated BBB- or higher) at March 31, 2014 and December 31, 2013. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these rating agencies, CNA formulates an internal rating. At March 31, 2014 and December 31, 2013, approximately 99% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	March 31, 2014		December 31, 2013

(In millions of dollars)

U.S. Government, Government agencies and
Government-sponsored enterprises	$3,620	9.2%	$3,683	8.9%
AAA	2,831	7.2	2,776	6.7
AA and A	19,743	50.1	20,353	49.4
BBB	10,262	26.0	11,171	27.1
Non-investment grade	2,959	7.5	3,250	7.9

Total	$39,415	100.0%	$41,233	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity securities was $2.8 billion and $3.1 billion at March 31, 2014 and December 31, 2013. The following table summarizes the ratings of these securities at fair value:

	March 31, 2014		December 31, 2013

(In millions of dollars)

BB	$1,186	40.1%	$1,393	42.9%
B	904	30.6	967	29.8
CCC-C	634	21.4	649	20.0
D	235	7.9	241	7.3

Total	$2,959	100.0%	$3,250	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2014	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$819	14.4%	$54	20.1%
AAA	529	9.3	15	5.6
AA	1,375	24.2	117	43.7
A	1,044	18.4	26	9.7
BBB	1,434	25.2	41	15.3
Non-investment grade	487	8.5	15	5.6

Total	$5,688	100.0%	$268	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2014	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$142	2.5%	$2	0.7%
Due after one year through five years	1,060	18.6	29	10.8
Due after five years through ten years	2,640	46.4	94	35.1
Due after ten years	1,846	32.5	143	53.4

Total	$5,688	100.0%	$268	100.0%

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

A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, CNA segregates investments for asset/liability management purposes. The segregated investments support the liabilities in Life & Group Non-Core including long term care products and structured settlements.

The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	March 31, 2014		December 31, 2013
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group
Non-Core	$13,174	11.5	$15,009	11.3
Other interest sensitive investments	28,017	4.3	27,766	4.4

Total	$41,191	6.6	$42,775	6.9

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	March 31, 2014	December 31, 2013

(In millions)

Short term investments:
Commercial paper	$637	$549
U.S. Treasury securities	1,190	636
Money market funds	124	94
Other	119	128

Total short term investments	$2,070	$1,407

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

•

the risks and uncertainties associated with CNA’s loss reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2013, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

•	the effects of the Macondo well blowout;

•	timing and cost of completion of rig upgrades, construction projects and other capital projects, including delivery dates and drilling contracts;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•

risks of international operations, compliance with foreign laws and taxation policies and seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of equipment and assets;

•	government policies regarding exploration and development of oil and gas reserves;

•	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

•	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

•	the worldwide political and military environment, including for example, in oil-producing regions and locations where Diamond Offshore’s offshore drilling rigs are operating or are under construction;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	the availability, cost limits and adequacy of insurance and indemnification;

•

the impact of new pipelines or new gas supply sources on competition and basis spreads on Boardwalk Pipeline’s pipeline systems, which may impact its ability to maintain or replace expiring gas transportation and storage contracts and to sell short term capacity on its pipelines;

•	the costs of maintaining and ensuring the integrity and reliability of Boardwalk Pipeline’s pipeline systems;

•	the impact of current and future environmental laws and regulations and exposure to environmental liabilities including matters related to global climate change;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting Boardwalk Pipeline’s gas transmission subsidiaries;

•

the timing, cost, scope and financial performance of Boardwalk Pipeline’s recent, current and future acquisitions and growth projects, including the expansion into new product lines and geographical areas; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts or embargoes;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2014. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2014 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2014 - January 31, 2014	N/A	N/A	N/A	N/A

February 1, 2014 - February 28, 2014	N/A	N/A	N/A	N/A

March 1, 2014 - March 31, 2014	542,370	$43.84	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: April 29, 2014	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)