Form 10-Q
period 2014-06-30
LOEWS CORP
filed 2014-08-04
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer   X          Accelerated filer                  Non-accelerated filer                 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Class	Outstanding at July 28, 2014
Common stock, $0.01 par value	381,108,162 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,346 and $39,426	$40,585	$41,320
Equity securities, cost of $825 and $881	864	871
Limited partnership investments	3,561	3,420
Other invested assets	665	562
Short term investments	7,276	6,772

Total investments	52,951	52,945
Cash	277	294
Receivables	8,441	9,338
Property, plant and equipment	14,133	13,524
Goodwill	355	357
Assets of discontinued operations	4,406	1,041
Other assets	1,681	1,635
Deferred acquisition costs of insurance subsidiaries	650	624
Separate account business		181

Total assets	$82,894	$79,939

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,996	$24,089
Future policy benefits	8,696	10,471
Unearned premiums	3,851	3,718
Policyholders’ funds	27	116

Total insurance reserves	36,570	38,394
Payable to brokers	815	134
Short term debt	974	819
Long term debt	9,828	9,525
Deferred income taxes	996	716
Liabilities of discontinued operations	3,946	632
Other liabilities	4,410	4,632
Separate account business		181

Total liabilities	57,539	55,033

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 387,476,248 and 387,210,096 shares	4	4
Additional paid-in capital	3,608	3,607
Retained earnings	15,633	15,508
Accumulated other comprehensive income	807	339

	20,052	19,458
Less treasury stock, at cost (4,471,870 shares)	(195)

Total shareholders’ equity	19,857	19,458
Noncontrolling interests	5,498	5,448

Total equity	25,355	24,906

Total liabilities and equity	$82,894	$79,939

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In millions, except per share data)

Revenues:
Insurance premiums	$1,811	$1,800	$3,617	$3,564
Net investment income	597	535	1,174	1,134
Investment gains (losses):
Other-than-temporary impairment losses	(5)	(16)	(7)	(34)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)

Net impairment losses recognized in earnings	(5)	(16)	(7)	(34)
Other net investment gains (losses)	(9)	2	35	39

Total investment gains (losses)	(14)	(14)	28	5
Contract drilling revenues	650	745	1,335	1,445
Other	549	550	1,127	1,086

Total	3,593	3,616	7,281	7,234

Expenses:
Insurance claims and policyholders’ benefits	1,441	1,485	2,887	2,881
Amortization of deferred acquisition costs	335	335	664	663
Contract drilling expenses	395	369	765	744
Other operating expenses	750	753	1,657	1,532
Interest	126	108	248	211

Total	3,047	3,050	6,221	6,031

Income before income tax	546	566	1,060	1,203
Income tax expense	(145)	(163)	(248)	(323)

Income from continuing operations	401	403	812	880
Discontinued operations, net	(186)	9	(413)	(70)

Net income	215	412	399	810
Amounts attributable to noncontrolling interests	(99)	(143)	(224)	(299)

Net income attributable to Loews Corporation	$116	$269	$175	$511

Net income attributable to Loews Corporation:
Income from continuing operations	$303	$261	$568	$583
Discontinued operations, net	(187)	8	(393)	(72)

Net income	$116	$269	$175	$511

Basic and diluted net income per share:
Income from continuing operations	$0.79	$0.67	$1.47	$1.49
Discontinued operations, net	(0.49)	0.02	(1.02)	(0.18)

Net income	$0.30	$0.69	$0.45	$1.31

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted-average shares outstanding:
Shares of common stock	385.72	388.79	386.53	390.08
Dilutive potential shares of common stock	0.65	0.83	0.68	0.80

Total weighted-average shares outstanding assuming dilution	386.37	389.62	387.21	390.88

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(In millions)

Net income	$215	$412	$399	$810

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	2	(8)	14	6
Net other unrealized gains (losses) on investments	270	(585)	507	(647)
Total unrealized gains (losses) on available-for-sale investments	272	(593)	521	(641)
Discontinued operations	10	11	15	(5)
Unrealized gains (losses) on cash flow hedges		(1)	3	(6)
Pension liability	(53)	5	(54)	9
Foreign currency	42	(13)	36	(74)

Other comprehensive income (loss)	271	(591)	521	(717)

Comprehensive income (loss)	486	(179)	920	93

Amounts attributable to noncontrolling interests	(126)	(83)	(277)	(225)

Total comprehensive income (loss) attributable to Loews Corporation	$360	$(262)	$643	$(132)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2013	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217
Net income	810			511			299
Other comprehensive loss	(717)				(643)		(74)
Dividends paid	(292)			(49)			(243)
Issuance of equity securities by subsidiary	337		51		2		284
Purchase of Loews treasury stock	(177)					(177)
Issuance of Loews common stock	3		3
Stock-based compensation	7		(6)				13
Other	(5)						(5)
Balance, June 30, 2013	$24,642	$4	$3,643	$15,654	$37	$(187)	$5,491

Balance, January 1, 2014	$24,906	$4	$3,607	$15,508	$339	$-	$5,448
Net income	399			175			224
Other comprehensive income	521				468		53
Dividends paid	(232)			(48)			(184)
Purchases of subsidiary stock from noncontrolling interests	(83)		(8)				(75)
Purchases of Loews treasury stock	(195)					(195)
Issuance of Loews common stock	5		5
Stock-based compensation	14		4				10
Other	20			(2)			22
Balance, June 30, 2014	$25,355	$4	$3,608	$15,633	$807	$(195)	$5,498

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2014	2013
(In millions)

Operating Activities:

Net income	$399	$810
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	1,112	613
Changes in operating assets and liabilities, net:
Receivables	(142)	(180)
Deferred acquisition costs	(10)	(43)
Insurance reserves	234	198
Other assets	(178)	(70)
Other liabilities	(106)	54
Trading securities	(117)	(879)
Net cash flow operating activities	1,192	503

Investing Activities:

Purchases of fixed maturities	(4,921)	(5,656)
Proceeds from sales of fixed maturities	2,919	3,143
Proceeds from maturities of fixed maturities	1,954	1,820
Purchases of equity securities	(11)	(33)
Proceeds from sales of equity securities	14	60
Purchases of limited partnership investments	(109)	(203)
Proceeds from sales of limited partnership investments	118	169
Purchases of property, plant and equipment	(1,152)	(1,150)
Dispositions	30	24
Change in short term investments	3	616
Other, net	(4)	(83)
Net cash flow investing activities	(1,159)	(1,293)

Financing Activities:

Dividends paid	(48)	(49)
Dividends paid to noncontrolling interests	(184)	(243)
Purchases of subsidiary stock from noncontrolling interests	(88)
Purchases of Loews treasury stock	(182)	(180)
Issuance of Loews common stock	5	3
Proceeds from sale of subsidiary stock	4	370
Principal payments on debt	(331)	(742)
Issuance of debt	766	1,598
Other, net	17	(23)
Net cash flow financing activities	(41)	734
Effect of foreign exchange rate on cash	2	(6)
Transfer of cash to assets of discontinued operations	(11)	(2)

Net change in cash	(17)	(64)
Cash, beginning of period	294	226
Cash, end of period	$277	$162

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2014 and 2013.

Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2013 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 2.2 million, 1.4 million, 2.1 million and 1.7 million shares were not included in the diluted weighted average shares amounts for the three and six months ended June 30, 2014 and 2013 due to the exercise price being greater than the average stock price.

Updated accounting guidance not yet adopted – In April of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new accounting guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The update also requires new disclosures for discontinued operations and disposals that do not meet the definition of a discontinued operation. The new accounting guidance is to be applied prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, and will not have a material impact on the Company’s consolidated financial statements.

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements.

2.  Acquisitions and Divestitures

Continental Assurance Company (“CAC”) – On August 1, 2014, CNA closed the previously announced sale of the majority of its run-off annuity and pension deposit business through the sale of the common stock of CAC. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2014 and 2013 and the assets and liabilities are presented as discontinued operations on the Consolidated Condensed Balance Sheet as of June 30, 2014. The Company has elected not to present these assets and liabilities as discontinued operations for the comparative period in the Consolidated Condensed Balance Sheets.

The sales agreement included a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The assets and liabilities related to the coinsurance agreement do not qualify for discontinued operations presentation, therefore they are not reflected as discontinued operations on the Consolidated Condensed Balance Sheet as of June 30, 2014.

HighMount – In May of 2014, the Company announced that HighMount Exploration & Production LLC (“HighMount”), its natural gas and oil exploration and production subsidiary, is pursuing strategic alternatives, including a potential sale of the business. In furtherance of that pursuit, the Company initiated an auction process and expects to sell HighMount, therefore the assets and liabilities of HighMount have been reclassified as discontinued operations on the Consolidated Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, and are reported at estimated fair value. In the second quarter of 2014, the Company recognized an impairment charge of $259 million ($167 million after tax) related to the excess carrying value of HighMount over the estimated fair value, less costs to sell. The Company measured estimated fair value using an estimated sale price arrived at by assessing market response in the auction process in relation to valuation models provided by HighMount’s financial advisors, which are Level 3 inputs of the fair value hierarchy. The impairment charge is subject to adjustment in future periods, which could be positive or negative, reflecting the final sale price and transaction costs. The assets and liabilities of HighMount consist primarily of natural gas and oil reserves, related liabilities and long term debt. The results of operations of HighMount have been reclassified as discontinued operations in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2014 and 2013.

See Note 14 for further discussion of discontinued operations.

Bluegrass Project – As discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Boardwalk Pipeline executed a series of agreements in 2013 with The Williams Companies, Inc. to develop the Bluegrass Project, a joint venture project that would develop a pipeline to transport natural gas liquids. The open season for capacity on the pipeline ended in the first quarter of 2014, and although discussions with potential customers continued throughout the first quarter, Boardwalk Pipeline was unable to obtain sufficient firm customer commitments to support the project. Further, delays in the development of the project and other factors have resulted in escalations in the estimated costs to complete the project. Considering these factors, the Company determined that it would no longer make capital investments in the Bluegrass Project. In the first quarter of 2014, the Company expensed the previously capitalized project costs that had been incurred, resulting in a charge of $94 million ($55 million after tax and noncontrolling interests), inclusive of a $10 million charge recorded by Boardwalk Pipeline Partners, LP. This charge was recorded within Other operating expenses on the Consolidated Condensed Statements of Income. The Company does not expect to incur significant additional charges related to this joint venture project.

Loews Hotels – In 2014, Loews Hotels added three properties to its portfolio. Loews Hotels has a joint venture interest in the Cabana Bay Beach Resort, an 1,800 guestroom hotel at Universal Orlando, Florida, which opened in March of 2014. In July of 2014, Loews Hotels purchased the Loews Chicago O’Hare Hotel, a 556 guestroom hotel, and the Loews Minneapolis Hotel, a 255 guestroom hotel, for a total cost of approximately $190 million funded with a combination of cash and debt. Construction continues on the Loews Chicago Hotel, a 400 guestroom hotel, which Loews Hotels agreed to purchase upon completion of development, expected to occur in late 2014. The Loews Chicago Hotel is planned to open in early 2015.

3.  Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Fixed maturity securities	$451	$454	$903	$911
Short term investments	1	1	2	3
Limited partnership investments	116	84	203	230
Equity securities	3	3	5	6
Income (loss) from trading portfolio (a)	30	1	70	(2)
Other	10	6	18	12

Total investment income	611	549	1,201	1,160
Investment expenses	(14)	(14)	(27)	(26)

Net investment income	$597	$535	$1,174	$1,134

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $40, $(30), $60 and $(43) for the three and six months ended June 30, 2014 and 2013.

Investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Fixed maturity securities	$(19)	$(7)	$19	$20
Equity securities		(2)	5	(15)
Derivative instruments	1	(5)	1	(3)
Short term investments and other	4		3	3

Investment gains (losses) (a)	$(14)	$(14)	$28	$5

(a)	Includes gross realized gains of $20, $38, $78 and $79 and gross realized losses of $39, $47, $54 and $74 on available-for-sale securities for the three and six months ended June 30, 2014 and 2013.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$2	$5	$3	$8
Asset-backed:
Residential mortgage-backed	1	3	2	3
Other asset-backed	1	1	1	1

Total asset-backed	2	4	3	4

Total fixed maturities available-for-sale	4	9	6	12

Equity securities available-for-sale:
Common stock	1	2	1	2
Preferred stock		5		20

Total equity securities available-for-sale	1	7	1	22

Net OTTI losses recognized in earnings	$5	$16	$7	$34

The amortized cost and fair values of securities are as follows:

June 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,276	$ 1,852	$30	$19,098
States, municipalities and political subdivisions	11,215	1,178	70	12,323
Asset-backed:
Residential mortgage-backed	4,882	202	14	5,070	$(51)
Commercial mortgage-backed	1,999	107	7	2,099	(3)
Other asset-backed	1,172	16	3	1,185

Total asset-backed	8,053	325	24	8,354	(54)
U.S. Treasury and obligations of government-sponsored enterprises	61	6	1	66
Foreign government	533	18	1	550
Redeemable preferred stock	39	3		42

Fixed maturities available-for-sale	37,177	3,382	126	40,433	(54)
Fixed maturities, trading	169		17	152

Total fixed maturities	37,346	3,382	143	40,585	(54)

Equity securities:
Common stock	46	14		60
Preferred stock	129	5		134

Equity securities available-for-sale	175	19	-	194	-
Equity securities, trading	650	119	99	670

Total equity securities	825	138	99	864	-

Total	$38,171	$ 3,520	$242	$41,449	$(54)

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,352	$1,645	$135	$20,862
States, municipalities and political subdivisions	11,281	548	272	11,557
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	$(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955

Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144
Foreign government	531	15	3	543
Redeemable preferred stock	92	10		102

Fixed maturities available-for-sale	39,275	2,450	528	41,197	(40)
Fixed maturities, trading	151		28	123

Total fixed maturities	39,426	2,450	556	41,320	(40)

Equity securities:
Common stock	36	9		45
Preferred stock	143	1	4	140

Equity securities available-for-sale	179	10	4	185	-
Equity securities, trading	702	119	135	686

Total equity securities	881	129	139	871	-

Total	$40,307	$2,579	$695	$42,191	$(40)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At June 30, 2014 and December 31, 2013, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $841 million and $478 million. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

June 30, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$813	$12	$548	$18	$1,361	$30
States, municipalities and political subdivisions	316	2	587	68	903	70
Asset-backed:
Residential mortgage-backed	125	1	332	13	457	14
Commercial mortgage-backed	205	2	171	5	376	7
Other asset-backed	269	3	12		281	3

Total asset-backed	599	6	515	18	1,114	24
U.S. Treasury and obligations of government-sponsored enterprises	2	1	4		6	1
Foreign government	39	1	9		48	1

Total fixed maturity securities	1,769	22	1,663	104	3,432	126
Preferred stock	10		2		12

Total	$1,779	$22	$1,665	$104	$3,444	$126

	Less than 12 Months		12 Months or Longer		Total

December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22			640	22
Other asset-backed	269	3			269	3

Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1			13	1
Foreign government	111	3			111	3

Total fixed maturity securities	9,169	384	544	144	9,713	528
Preferred stock	87	4			87	4

Total	$9,256	$388	$544	$144	$9,800	$532

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2014.

The following table summarizes the activity for the three and six months ended June 30, 2014 and 2013 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at June 30, 2014 and 2013 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Beginning balance of credit losses on fixed maturity securities	$69	$92	$74	$95
Additional credit losses for securities for which an OTTI loss was previously recognized		1		1
Reductions for securities sold during the period	(3)	(4)	(5)	(7)
Reductions for securities the Company intends to sell or more likely than not will be required to sell			(3)

Ending balance of credit losses on fixed maturity securities	$66	$89	$66	$89

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2014 and December 31, 2013. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	June 30, 2014		December 31, 2013

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$2,832	$2,883	$2,420	$2,455
Due after one year through five years	9,251	9,893	9,496	10,068
Due after five years through ten years	11,206	11,792	11,667	11,954
Due after ten years	13,888	15,865	15,692	16,720

Total	$37,177	$40,433	$39,275	$41,197

Investment Commitments

As of June 30, 2014, the Company had committed approximately $348 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of June 30, 2014, the Company had commitments to purchase or fund additional amounts of $244 million and sell $158 million under the terms of such securities.

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

The fair values of CNA’s life settlement contracts are included in Other assets on the Consolidated Condensed Balance Sheets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis and assets and liabilities of discontinued operations measured on a nonrecurring basis at June 30, 2014 are summarized in the tables below:

June 30, 2014	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$34	$18,870	$194	$19,098
States, municipalities and political subdivisions		12,244	79	12,323
Asset-backed:
Residential mortgage-backed		4,885	185	5,070
Commercial mortgage-backed		2,040	59	2,099
Other asset-backed		559	626	1,185

Total asset-backed		7,484	870	8,354
U.S. Treasury and obligations of government-sponsored enterprises	62	4		66
Foreign government	60	490		550
Redeemable preferred stock	30	12		42

Fixed maturities available-for-sale	186	39,104	1,143	40,433
Fixed maturities, trading		61	91	152

Total fixed maturities	$186	$39,165	$1,234	$40,585

Equity securities available-for-sale	$137	$55	$2	$194
Equity securities, trading	666		4	670

Total equity securities	$803	$55	$6	$864

Short term investments	$6,575	$606		$7,181
Other invested assets	102	45		147
Receivables		7		7
Life settlement contracts			$86	86
Payable to brokers	(579)	(1)		(580)
Assets of discontinued operations		3,593	813	4,406
Liabilities of discontinued operations		(3,343)	(603)	(3,946)

December 31, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$33	$20,625	$204	$20,862
States, municipalities and political subdivisions		11,486	71	11,557
Asset-backed:
Residential mortgage-backed		4,640	331	4,971
Commercial mortgage-backed		1,912	151	2,063
Other asset-backed		509	446	955

Total asset-backed		7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28		144
Foreign government	81	462		543
Redeemable preferred stock	45	57		102

Fixed maturities available-for-sale	275	39,719	1,203	41,197
Fixed maturities, trading		43	80	123

Total fixed maturities	$275	$39,762	$1,283	$41,320

Equity securities available-for-sale	$126	$48	$11	$185
Equity securities, trading	678		8	686

Total equity securities	$804	$48	$19	$871

Short term investments	$6,134	$563		$6,697
Other invested assets		54		54
Receivables		3		3
Life settlement contracts			$88	88
Separate account business	9	171	1	181
Payable to brokers	(40)	(1)	(3)	(44)
Assets of discontinued operations	28	2	2	32
Liabilities of discontinued operations		(6)	(2)	(8)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:

		Net Realized Gains (Losses) and Net Chang in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2014	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, June 30	Held at June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$189	$1		$21	$(6)	$(5)	$5	$(11)	$194
States, municipalities and political subdivisions	86	1	$1	1	(10)				79
Asset-backed:
Residential mortgage-backed	359	(24)	47	22	(174)	(19)		(26)	185
Commercial mortgage- backed	126	1	1		(60)	(1)	12	(20)	59
Other asset-backed	439		4	229	(28)	(18)			626	$(1)

Total asset-backed	924	(23)	52	251	(262)	(38)	12	(46)	870	(1)

Fixed maturities available-for-sale	1,199	(21)	53	273	(278)	(43)	17	(57)	1,143	(1)
Fixed maturities, trading	85	6							91	6

Total fixed maturities	$1,284	$(15)	$53	$273	$(278)	$(43)	$17	$(57)	$1,234	$5

Equity securities available-for-sale	$2								$2
Equity securities trading	2	$1		$1					4	$1

Total equity securities	$4	$1	$-	$1	$-	$-	$-	$-	$6	$1

Life settlement contracts	$87	$12				$(13)			$86	$1
Derivative financial instruments, net	(4)	1			$1			$2	-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2013	April 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$283	$1	$(3)	$13	$(54)	$(6)		$(32)	$202	$(1)
States, municipalities and political subdivisions	129		4	37	(32)	(3)	$5		140
Asset-backed:
Residential mortgage-backed	450	(1)	(1)	50	(10)	(21)	4	(43)	428	(2)
Commercial mortgage- backed	177		4	5		(2)	21	(40)	165
Other asset-backed	396		(3)	38	(33)	(11)			387	(1)

Total asset-backed	1,023	(1)	-	93	(43)	(34)	25	(83)	980	(3)
Redeemable preferred stock	26		(1)						25

Fixed maturities available-for-sale	1,461	-	-	143	(129)	(43)	30	(115)	1,347	(4)
Fixed maturities, trading	107				(20)				87

Total fixed maturities	$1,568	$-	$-	$143	$(149)	$(43)	$30	$(115)	$1,434	$(4)

Equity securities available-for-sale	$19	$(5)	$(1)						$13	$(5)
Equity securities trading	3	(1)							2	(2)

Total equity securities	$22	$(6)	$(1)	$-	$-	$-	$-	$-	$15	$(7)

Short term investments	$5				$(5)				$-
Life settlement contracts	95	$4				$(8)			91	$(1)
Separate account business	2								2
Derivative financial instruments, net	2	2	$2	$1	(1)	(1)			5

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers into	Transfers out of		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
	Balance,	Included in	Included in						Balance,	Held at
2014	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$204	$2	$1	$26	$(10)	$(10)	$8	$(27)	$194
States, municipalities and political subdivisions	71	1	2	1	(10)		14		79
Asset-backed:
Residential mortgage-backed	331	(23)	62	47	(174)	(40)	21	(39)	185
Commercial mortgage-backed	151	2			(60)	(2)	12	(44)	59
Other asset-backed	446	1	4	377	(111)	(90)		(1)	626	$(1)

Total asset-backed	928	(20)	66	424	(345)	(132)	33	(84)	870	(1)

Fixed maturities available-for-sale	1,203	(17)	69	451	(365)	(142)	55	(111)	1,143	(1)
Fixed maturities, trading	80	11							91	11

Total fixed maturities	$1,283	$(6)	$69	$451	$(365)	$(142)	$55	$(111)	$1,234	$10

Equity securities available-for-sale	$11	$3	$(4)		$(8)				$2
Equity securities trading	8			$2	(6)				4

Total equity securities	$19	$3	$(4)	$2	$(14)	$-	$-	$-	$6	$-

Life settlement contracts	$88	$22				$(24)			$86	$2
Separate account business	1							$(1)	-
Derivative financial instruments, net	(3)	1		$(2)	$2			2	-	2

2013	Balance, January 1	Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
		Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Corporate and other bonds	$219	$1	$(1)	$104	$(71)	$(26)	$26	$(50)	$202	$(2)
States, municipalities and political subdivisions	96	(3)	4	122	(79)	(5)	5		140
Asset-backed:
Residential mortgage-backed	413	2	(1)	111	(10)	(32)	4	(59)	428	(2)
Commercial mortgage-backed	129	1	9	78		(9)	21	(64)	165
Other asset-backed	368	3	(2)	174	(132)	(24)			387	(1)

Total asset-backed	910	6	6	363	(142)	(65)	25	(123)	980	(3)
Redeemable preferred stock	26		(1)						25

Fixed maturities available-for-sale	1,251	4	8	589	(292)	(96)	56	(173)	1,347	(5)
Fixed maturities, trading	89	1		19	(22)				87	1

Total fixed maturities	$1,340	$5	$8	$608	$(314)	$(96)	$56	$(173)	$1,434	$(4)

Equity securities available-for-sale	$34	$(20)						$(1)	$13	$(20)
Equity securities trading	7	(5)							2	(5)

Total equity securities	$41	$(25)	$-	$-	$-	$-	$-	$(1)	$15	$(25)

Short term investments	$6				$(6)				$-
Other invested assets	1				(1)				-
Life settlement contracts	100	$11				$(20)			91	$1
Separate account business	2								2
Derivative financial instruments, net	5	5	$(2)	$1		(4)			5	1

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Derivative financial instruments included in Assets and Liabilities of discontinued operations	Discontinued operations, net
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended June 30, 2014 there were $1 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the six months ended June 30, 2014 there were $24 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2. There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2013. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Short Term Investments

Securities that are actively traded and have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented in the Consolidated Condensed Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.

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

Assets and Liabilities of Discontinued Operations on a Nonrecurring Basis

Assets and liabilities of discontinued operations relate to CAC and HighMount, as discussed in Notes 2 and 14. The assets and liabilities for CAC are valued using the agreed upon transaction price for the sale of the common stock of CAC and are classified within Level 2 of the fair value hierarchy. The estimated fair value of HighMount’s assets and liabilities is based on an expected sale price arrived at by assessing market response in the auction process in relation to valuation models provided by HighMount’s financial advisors, which are Level 3 inputs of the fair value hierarchy.

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

June 30, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

	(In millions)

Assets

Fixed maturity securities	$115	Discounted cash flow	Credit spread	2% – 15% (4%)

Equity securities	2	Market approach	Private offering price	$4,334 per share

Life settlement contracts	86	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% – 743% (194%)

December 31, 2013

Assets

Fixed maturity securities	$142	Discounted cash flow	Credit spread	2% – 20% (4%)

Equity securities	10	Market approach	Private offering price	$360 – $4,268 per share
				($1,148 per share)
Life settlement contracts	88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% – 743% (192%)

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

June 30, 2014	Carrying Amount	Estimated Fair Value

		Level 1	Level 2	Level 3	Total

(In millions)

Financial Assets:
Other invested assets	$518			$540	$540

Financial Liabilities:
Short term debt	974		$815	175	990
Long term debt	9,818		10,598	10	10,608

December 31, 2013

Financial Assets:
Other invested assets	$508			$515	$515

Financial Liabilities:
Premium deposits and annuity contracts	57			58	58
Short term debt	818		$832	20	852
Long term debt	9,515		9,907	182	10,089
Long term debt included in discontinued operations	500		500		500

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

	June 30, 2014			December 31, 2013

	Contractual/ Notional Amount	Estimated Fair Value		Contractual/ Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)

(In millions)

With hedge designation:

Commodities:
Forwards – short	$8			$11	$1
Foreign exchange:
Currency forwards – short	167	$6		114	2	$(1)

Without hedge designation:

Equity markets:
Options – purchased	1,467	37		1,561	41
– written	777		$(21)	729		(23)
Equity swaps and warrants
– long	12	5		17	9

Interest rate risk:
Credit default swaps
– purchased protection	255			50		(3)
– sold protection	5			25
Foreign exchange:
Currency forwards – long				55
– short	219		(1)	113
Currency options – long	375	1

Discontinued operations:

Interest rate risk:
Interest rate swaps	200		(2)	300		(4)
Commodities:
Forwards – short	127	1	(8)	180	4	(4)
Forwards – long	134	1	(4)

Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables, Payable to brokers and Assets and Liabilities of discontinued operations on the Consolidated Condensed Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended June 30, 2014 and December 31, 2013.

In connection with the anticipated sale of HighMount, as discussed in Note 2, cash flow hedge accounting treatment was discontinued for all of HighMount’s commodity and interest rate swaps in the second quarter of 2014 and a loss of $3 million after tax was reclassified from AOCI into Discontinued operations, net for those hedges where the original forecasted transactions are no longer probable of occurring. In addition, mark-to-market losses of $2 million after tax were recognized on these derivatives in the second quarter of 2014.

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. Gains of $1 million and losses of $5 million for the three months ended June 30, 2014 and 2013 and gains of $1 million and losses of $3 million for the six months ended June 30, 2014 and 2013 were included in Investment gains (losses). Losses of $3 million for the three months ended June 30, 2014 and 2013 and gains of $5 million and losses of $16 million for the six months ended June 30, 2014 and 2013 were included in Net investment income.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and exposure to foreign currency losses on future foreign currency expenditures. Gains of $5 million and losses of $2 million were recognized in OCI related to these cash flow hedges for the three months ended June 30, 2014 and 2013. Gains of $8 million and losses of $7 million were recognized in OCI related to these cash flow hedges for the six months ended June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013, gains of $4 million and $1 million were reclassified from AOCI into income. For the six months ended June 30, 2014 and 2013, gains of $3 million and $2 million were reclassified from AOCI into income. As of June 30, 2014, the estimated amount of net unrealized gains associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $3 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three and six months ended June 30, 2014 and 2013.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $56 million and $65 million for the three months ended June 30, 2014 and 2013 and $130 million and $104 million for the six months ended June 30, 2014 and 2013. Catastrophe losses in 2014 related primarily to U.S. weather-related events.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other.

Three Months Ended June 30, 2014	CNA Specialty	CNA Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(55)	$79		$24
Pretax (favorable) unfavorable premium development	(1)	(5)	$4	(2)

Total pretax (favorable) unfavorable net prior year development	$(56)	$74	$4	$22

Three Months Ended June 30, 2013

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$27	$9	$(5)
Pretax (favorable) unfavorable premium development	(5)	(5)	2	(8)

Total pretax (favorable) unfavorable net prior year development	$(46)	$22	$11	$(13)

Six Months Ended June 30, 2014

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(57)	$96	$10	$49
Pretax (favorable) unfavorable premium development	(9)	(24)		(33)

Total pretax (favorable) unfavorable net prior year development	$(66)	$72	$10	$16

Six Months Ended June 30, 2013

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(56)	$16	$9	$(31)
Pretax (favorable) unfavorable premium development	(13)	(15)	7	(21)

Total pretax (favorable) unfavorable net prior year development	$(69)	$1	$16	$(52)

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the CNA Specialty segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In millions)

Medical professional liability	$1	$(17)	$2	$(20)
Other professional liability and management liability	(58)	(23)	(64)	(24)
Surety		1	1	2
Other	2	(2)	4	(14)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(55)	$(41)	$(57)	$(56)

Three Months

2014

Favorable development for other professional liability and management liability was primarily related to favorable outcomes on individual large claims in accident years 2009 and prior, which contributed to a lower estimate of ultimate severity. Additionally, there was better than expected severity in accident years 2008 through 2011.

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

Six Months

2014

Favorable development for other professional liability and management liability was primarily related to favorable outcomes on individual large claims in accident years 2009 and prior, which contributed to a lower estimate of ultimate severity. Additionally, there was better than expected severity in accident years 2008 through 2011.

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

CNA Commercial

The following table and discussion provide further detail of the development recorded for the CNA Commercial segment. The majority of the 2014 unfavorable development relates to business classes which CNA has exited, but also includes Small Business where CNA is taking underwriting actions in an effort to improve profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In millions)

Commercial auto	$20	$2	$40	$(3)
General liability	30	15	25	(6)
Workers’ compensation	40	45	50	70
Property and other	(11)	(35)	(19)	(45)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$79	$27	$96	$16

Three Months

2014

Unfavorable development for commercial auto was primarily related to higher than expected frequency of large losses in accident years 2010 through 2013.

Unfavorable development for general liability was primarily related to higher than expected severity in accident years 2009 through 2011. In addition, there was higher than expected severity in accident year 2013 related to Small Business.

Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2012 and 2013.

Favorable development for property and other first-party coverages was recorded in accident years 2012 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.

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

Six Months

2014

Unfavorable development for commercial auto was primarily related to higher than expected frequency of large losses in accident years 2010 through 2013. Additionally, unfavorable development was recorded for higher than expected frequency in accident years 2012 and 2013 and higher than expected severity in accident years 2010 and 2011.

Unfavorable development for general liability was primarily related to higher than expected severity in accident years 2009 through 2011. In addition, there was higher than expected severity in accident year 2013 related to Small Business.

Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2012 and 2013 and the recognition of losses related to favorable premium development in accident year 2013.

Favorable development for property and other first-party coverages was recorded in accident years 2012 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.

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

7.  Income Taxes

During 2013, Diamond Offshore received notification from the Egyptian tax authorities proposing a $1.2 billion increase in taxable income for the years 2006 to 2008. In December of 2013, Diamond Offshore accrued an additional $57 million of expense for uncertain tax positions in Egypt for all open years. During the first quarter of 2014, Diamond Offshore settled certain disputes for the years 2006 through 2008 with the Egyptian tax authorities, resulting in a net reduction to income tax expense of $17 million.

During the second quarter of 2014, the Appeals Committee in Egypt issued a decision regarding one remaining open item for the years 2006 to 2008. Diamond Offshore has filed an objection with the Egyptian courts to continue disputing the matter and believes that its position will, more likely than not, be sustained. However, if Diamond Offshore’s position is not sustained, tax expense and related penalties would increase by approximately $50 million related to this issue for the 2006 through 2008 tax years as of June 30, 2014.

In July of 2014, the United Kingdom Finance Act (“Finance Act”) was enacted, with an effective date retroactive to April 1, 2014. Certain provisions of the Finance Act will limit the amount of tax deductions available with respect to Diamond Offshore’s rigs operating in the United Kingdom (“U.K.”) under bareboat charter arrangements, which could significantly increase income tax expense in the U.K.

8.  Debt

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

9.  Shareholders’ Equity

Accumulated Other Comprehensive Income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2013 and 2014:

							Total
		Unrealized					Accumulated
	OTTI	Gains				Foreign	Other
	Gains	(Losses) on	Discontinued	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	Investments	Operations	Hedges	Liability	Translation	Income (Loss)

(In millions)

Balance, April 1, 2013	$31	$1,176	$4	$(6)	$(727)	$88	$566
Other comprehensive income (loss) before reclassifications, after tax of $4, $317, $(7), $2, $0 and $0	(8)	(589)	14			(13)	(596)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(3), $2, $0, $(2) and $0		4	(3)	(1)	5		5

Other comprehensive income (loss)	(8)	(585)	11	(1)	5	(13)	(591)
Issuance of equity securities by subsidiary					2		2
Amounts attributable to noncontrolling interests		59			(1)	2	60

Balance, June 30, 2013	$23	$650	$15	$(7)	$(721)	$77	$37

Balance, April 1, 2014	$29	$820	$21	$(2)	$(432)	$127	$563
Other comprehensive income before reclassifications, after tax of $(1), $(140), $(4), $(2), $0 and $0	2	257	3	3		42	307
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(6), $(2), $1, $27 and $0		13	7	(3)	(53)		(36)

Other comprehensive income (loss)	2	270	10	-	(53)	42	271
Amounts attributable to noncontrolling interests	(1)	(28)	(1)	(1)	7	(3)	(27)

Balance, June 30, 2014	$30	$1,062	$30	$(3)	$(478)	$166	$807

							Total
		Unrealized					Accumulated
	OTTI	Gains				Foreign	Other
	Gains	(Losses) on	Discontinued	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	Investments	Operations	Hedges	Liability	Translation	Income (Loss)

(In millions)

Balance, January 1, 2013	$18	$1,233	$20	$(4)	$(732)	$143	$678
Other comprehensive income (loss) before reclassifications, after tax of $(3), $346, $(2), $3, $0 and $0	6	(638)	6	(4)		(74)	(704)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $3, $6, $0, $(5) and $0		(9)	(11)	(2)	9		(13)

Other comprehensive income (loss)	6	(647)	(5)	(6)	9	(74)	(717)
Issuance of equity securities by subsidiary					2		2
Amounts attributable to noncontrolling interests	(1)	64		3		8	74

Balance, June 30, 2013	$23	$650	$15	$(7)	$(721)	$77	$37

Balance, January 1, 2014	$23	$622	$(3)	$(4)	$(432)	$133	$339
Transfer to net assets of discontinued operations	(5)	(15)	20				-
Other comprehensive income before reclassifications, after tax of $(7), $(281), $(5), $(3), $0 and $0	14	521	5	5		36	581
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $8, $(5), $1, $26 and $0		(14)	10	(2)	(54)		(60)

Other comprehensive income (loss)	14	507	15	3	(54)	36	521
Amounts attributable to noncontrolling interests	(2)	(52)	(2)	(2)	8	(3)	(53)

Balance, June 30, 2014	$30	$1,062	$30	$(3)	$(478)	$166	$807

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) and cash flow hedges related to discontinued operations	Discontinued operations, net
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Diamond Offshore repurchased 1.9 million shares of its common stock at an aggregate cost of $88 million during the six months ended June 30, 2014. The Company’s percentage ownership interest in Diamond Offshore increased as a result of these repurchases, from 50.4% to 51.1%. The repurchase price of the shares exceeded the Company’s carrying value, resulting in a decrease to Additional paid-in capital of $8 million.

Treasury Stock

The Company repurchased 4.5 million and 4.0 million shares of Loews common stock at aggregate costs of $195 million and $177 million during the six months ended June 30, 2014 and 2013.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Service cost	$3	$6	$8	$12
Interest cost	37	33	74	67
Expected return on plan assets	(52)	(50)	(105)	(99)
Amortization of unrecognized net loss	8	14	15	28
Regulatory asset decrease	1		1

Net periodic benefit cost	$(3)	$3	$(7)	$8

	Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized prior service benefit	(7)	(7)	(13)	(13)
Curtailment gain	(86)		(86)

Net periodic benefit cost	$(93)	$(7)	$(99)	$(13)

In the second quarter of 2014, CNA eliminated certain postretirement medical benefits associated with the CNA Health and Group Benefits Program. This change is a negative plan amendment and also resulted in an $86 million curtailment gain which is included in Other operating expenses in the Consolidated Condensed Statements of Income. In connection with the plan amendment, CNA remeasured the plan benefit obligation which resulted in a decrease to the discount rate used to determine the benefit obligation from 3.6% to 3.1%.

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

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 44 drilling rigs, including four newbuild rigs which are under construction and one rig being constructed utilizing the hull of one of Diamond Offshore’s existing mid-water floaters. On June 30, 2014, Diamond Offshore’s drilling rigs were located offshore 11 countries in addition to the United States.

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

Loews Hotels operates a chain of 21 hotels, 20 of which are in the United States and one is in Canada.

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

The HighMount and CAC businesses are reported as discontinued operations in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2014 and 2013. See Notes 2 and 14 for further discussion of discontinued operations.

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$993	$954	$1,972	$1,910
CNA Commercial	1,027	1,104	2,068	2,205
Life & Group Non-Core	316	303	647	618
Other	104	89	216	172

Total CNA Financial	2,440	2,450	4,903	4,905
Diamond Offshore	701	760	1,411	1,492
Boardwalk Pipeline	295	304	652	633
Loews Hotels	112	101	217	195
Corporate and other	45	1	98	9

Total	$3,593	$3,616	$7,281	$7,234

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$269	$220	$481	$435
CNA Commercial	80	161	207	359
Life & Group Non-Core	(23)	(84)	(39)	(107)
Other	39	(25)	17	(65)

Total CNA Financial	365	272	666	622
Diamond Offshore	112	257	280	462
Boardwalk Pipeline	54	67	77	166
Loews Hotels	9	2	14	2
Corporate and other	6	(32)	23	(49)

Total	$546	$566	$1,060	$1,203

Net income (loss) (a):

CNA Financial:
CNA Specialty	$160	$129	$288	$257
CNA Commercial	48	94	125	209
Life & Group Non-Core	6	(36)	13	(36)
Other	21	(15)	9	(40)

Total CNA Financial	235	172	435	390
Diamond Offshore	42	87	111	169
Boardwalk Pipeline	17	22	(1)	55
Loews Hotels	5	1	8	1
Corporate and other	4	(21)	15	(32)

Income from continuing operations	303	261	568	583
Discontinued operations, net	(187)	8	(393)	(72)

Total	$116	$269	$175	$511

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$(5)	$(6)	$7	$(3)
CNA Commercial	(7)	(12)	5	(8)
Life & Group Non-Core	(4)		12	9
Other	2	4	4	7

Total	$(14)	$(14)	$28	$5

Net income (loss):

CNA Financial:
CNA Specialty	$(3)	$(3)	$4	$(1)
CNA Commercial	(5)	(6)	2	(4)
Life & Group Non-Core	(3)		6	6
Other	2	1	3	3

Total	$(9)	$(8)	$15	$4

12.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

13.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification agreements may include provisions that survive indefinitely. As of June 30, 2014, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $699 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2014, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Diamond Offshore

In July of 2014, Diamond Offshore was notified by Petróleo Brasileiro S.A., (“Petrobras”) that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009. If Petrobras is ultimately assessed such withholding taxes, it will seek reimbursement from Diamond Offshore for the portion allocable to its drilling rigs. Diamond Offshore disputes any basis for Petrobras to obtain such reimbursement and has notified Petrobras of its position and intends to pursue all legal remedies available to defend itself. However, if Diamond Offshore’s position is not sustained, the amount of such reimbursement could be material.

14. Discontinued Operations

As discussed in Note 2, HighMount and the CAC business are classified and presented as discontinued operations.

The Consolidated Condensed Statements of Income include discontinued operations of HighMount for the three and six months ended June 30, 2014 and 2013, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Other revenue, primarily operating	$46	$66	$101	$134

Total	46	66	101	134

Expenses:
Other operating expenses
Impairment of natural gas and oil properties			29	145
Operating	56	53	111	110
Interest	3	4	5	9

Total	59	57	145	264

Income (loss) before income tax	(13)	9	(44)	(130)
Income tax (expense) benefit	(12)	(4)	(1)	47

Results of discontinued operations, net of income tax	(25)	5	(45)	(83)
Impairment loss, net of tax benefit of $92	(167)		(167)

Income (loss) from discontinued operations	$(192)	$5	$(212)	$(83)

The Consolidated Condensed Statements of Income include discontinued operations of the CAC business for the three and six months ended June 30, 2014 and 2013, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Net investment income	$39	$44	$80	$86
Investment gains	1		2	5
Other		(1)

Total revenues	$40	$43	$82	$91

Expenses:
Insurance claims and policyholders’ benefits	32	36	63	69
Other operating expenses	1	1	2	2

Total	33	37	65	71

Income before income tax	7	6	17	20
Income tax expense	(1)	(2)	(4)	(7)

Results of discontinued operations, net of income tax	6	4	13	13
Impairment loss, net of tax benefit of $41			(214)
Amounts attributable to noncontrolling interests	(1)	(1)	20	(2)

Income (loss) from discontinued operations	$5	$3	$(181)	$11

The following table presents the assets and liabilities reported as discontinued operations as of June 30, 2014:

	CNA	HighMount	Eliminations	Total

(In millions)

Assets:

Investments, including cash	$2,845	$25		$2,870
Receivables	811	38	$(16)	833
Property, plant and equipment		1,014		1,014
Deferred income taxes		552	(552)	-
Other assets	46	11		57
Separate account business	146			146

Assets of discontinued operations	3,848	1,640	(568)	4,920
Less: Impairment of carrying value	(255)	(259)		(514)

Total assets of discontinued operations	$3,593	$1,381	$(568)	$4,406

Liabilities:

Insurance reserves	$3,109			$3,109
Short term debt		$480		480
Other liabilities	88	123		211
Separate account business	146			146

Total liabilities of discontinued operations	$3,343	$603	$-	$3,946

The following table presents the assets and liabilities of HighMount reported as discontinued operations as of December 31, 2013:

	HighMount	Eliminations	Total

(In millions)

Assets:

Investments, including cash	$29		$29
Receivables	143	$(120)	23
Property, plant and equipment	974		974
Deferred income taxes	517	(517)	-
Other assets	15		15

Total assets of discontinued operations	$1,678	$(637)	$1,041

Liabilities:

Short term debt	$21		$21
Long term debt	481		481
Other liabilities	130		130

Total liabilities of discontinued operations	$632	$-	$632

15. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2014 and December 31, 2013, and consolidating statements of income information for the three and six months ended June 30, 2014 and 2013. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio, corporate long term debt and assets and liabilities of discontinued operations of HighMount. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk	Loews	Corporate
June 30, 2014	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,080	$1,315		$107	$5,449		$52,951
Cash	204	16	$44	2	11		277
Receivables	7,674	575	84	35	95	$(22)	8,441
Property, plant and equipment	271	6,060	7,319	442	41		14,133
Deferred income taxes	22			3		(25)	-
Goodwill	120	20	215				355
Assets of discontinued operations	3,593				1,381	(568)	4,406
Investments in capital stocks of subsidiaries					17,483	(17,483)	-
Other assets	791	376	288	192	21	13	1,681
Deferred acquisition costs of insurance subsidiaries	650						650

Total assets	$59,405	$8,362	$7,950	$781	$24,481	$(18,085)	$82,894

Liabilities and Equity:

Insurance reserves	$36,570						$36,570
Payable to brokers	214				$601		815
Short term debt	549	$250		$175			974
Long term debt	2,558	2,230	$3,350	11	1,679		9,828
Deferred income taxes	94	525	695	43	219	$(580)	996
Liabilities of discontinued operations	3,343				603		3,946
Other liabilities	3,035	787	408	10	669	(499)	4,410

Total liabilities	46,363	3,792	4,453	239	3,771	(1,079)	57,539

Total shareholders’ equity	11,708	2,347	1,556	542	20,710	(17,006)	19,857
Noncontrolling interests	1,334	2,223	1,941				5,498

Total equity	13,042	4,570	3,497	542	20,710	(17,006)	25,355

Total liabilities and equity	$59,405	$8,362	$7,950	$781	$24,481	$(18,085)	$82,894

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,107	$2,061		$43	$4,734		$52,945
Cash	195	36	$29	10	24		294
Receivables	8,666	498	97	28	74	$(25)	9,338
Property, plant and equipment	282	5,472	7,296	430	44		13,524
Deferred income taxes	244			3		(247)	-
Goodwill	119	20	215	3			357
Assets of discontinued operations					1,678	(637)	1,041
Investments in capital stocks of subsidiaries					17,264	(17,264)	-
Other assets	741	305	360	183	7	39	1,635
Deferred acquisition costs of insurance subsidiaries	624						624
Separate account business	181						181

Total assets	$57,159	$8,392	$7,997	$700	$23,825	$(18,134)	$79,939

Liabilities and Equity:

Insurance reserves	$38,394						$38,394
Payable to brokers	85	$1			$48		134
Short term debt	549	250		$20			819
Long term debt	2,011	2,230	$3,424	182	1,678		9,525
Deferred income taxes		516	689	41	195	$(725)	716
Liabilities of discontinued operations					632		632
Other liabilities	3,323	734	427	23	690	(565)	4,632
Separate account business	181						181

Total liabilities	44,543	3,731	4,540	266	3,243	(1,290)	55,033

Total shareholders’ equity	11,354	2,362	1,570	434	20,582	(16,844)	19,458
Noncontrolling interests	1,262	2,299	1,887				5,448

Total equity	12,616	4,661	3,457	434	20,582	(16,844)	24,906

Total liabilities and equity	$57,159	$8,392	$7,997	$700	$23,825	$(18,134)	$79,939

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,617						$3,617
Net investment income	1,076	$1			$97		1,174
Intercompany interest and dividends					512	$(512)	-
Investment gains	28						28
Contract drilling revenues		1,335					1,335
Other	182	75	$652	$217	1		1,127

Total	4,903	1,411	652	217	610	(512)	7,281

Expenses:

Insurance claims and policyholders’ benefits	2,887						2,887
Amortization of deferred acquisition costs	664						664
Contract drilling expenses		765					765
Other operating expenses	596	329	494	200	38		1,657
Interest	90	37	81	3	37		248

Total	4,237	1,131	575	203	75	-	6,221

Income before income tax	666	280	77	14	535	(512)	1,060
Income tax (expense) benefit	(182)	(53)	1	(6)	(8)		(248)

Income from continuing operations	484	227	78	8	527	(512)	812
Discontinued operations, net	(201)				(212)		(413)

Net income	283	227	78	8	315	(512)	399
Amounts attributable to noncontrolling interests	(29)	(116)	(79)				(224)

Net income (loss) attributable to Loews Corporation	$254	$111	$(1)	$8	$315	$(512)	$175

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,564						$3,564
Net investment income	1,125	$1			$8		1,134
Intercompany interest and dividends					364	$(364)	-
Investment gains	5						5
Contract drilling revenues		1,445					1,445
Other	211	46	$633	$195	1		1,086

Total	4,905	1,492	633	195	373	(364)	7,234

Expenses:

Insurance claims and policyholders’ benefits	2,881						2,881
Amortization of deferred acquisition costs	663						663
Contract drilling expenses		744					744
Other operating expenses	656	270	386	187	33		1,532
Interest	83	16	81	6	25		211

Total	4,283	1,030	467	193	58	-	6,031

Income before income tax	622	462	166	2	315	(364)	1,203
Income tax (expense) benefit	(189)	(114)	(36)	(1)	17		(323)

Income from continuing operations	433	348	130	1	332	(364)	880
Discontinued operations, net	13				(83)		(70)

Net income	446	348	130	1	249	(364)	810
Amounts attributable to noncontrolling interests	(45)	(179)	(75)				(299)

Net income attributable to Loews Corporation	$401	$169	$55	$1	$249	$(364)	$511

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

See below for a discussion of discontinued operations.

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Income from continuing operations for the 2014 second quarter was $303 million, or $0.79 per share, compared to $261 million, or $0.67 per share, in the 2013 second quarter. Net income attributable to Loews for the three months ended June 30, 2014 includes a loss from discontinued operations of $187 million primarily consisting of an impairment loss of $167 million at HighMount related to the excess carrying value over the estimated fair value less costs to sell. Net income for the six months ended June 30, 2014 includes a loss from discontinued operations of $393 million primarily related to the HighMount impairment loss and an impairment loss of $193 million at CNA related to the sale of its annuity and pension deposit business. Income from continuing operations increased primarily due to higher earnings at CNA and increased parent company investment income as a result of improved performance of the trading portfolio. These increases were partially offset by lower earnings at Diamond Offshore.

CNA’s earnings were impacted by improved current accident year underwriting results substantially offset by unfavorable net prior year development. Additionally, CNA’s earnings increased due to a curtailment gain of $50 million (after tax and noncontrolling interests) related to the re-measurement of postretirement benefit obligations and improved results in the Life & Group None-Core business. The 2013 results included a legal settlement benefit of $27 million (after tax and noncontrolling interests).

Diamond Offshore’s earnings decreased primarily due to lower utilization, higher contract drilling expense and increased interest expense as a result of higher debt levels. These declines were partially offset by higher dayrates earned.

Net income decreased due to the loss from discontinued operations attributable mainly to the impairment loss at HighMount, partially offset by the increase in income from continuing operations discussed above.

Income from continuing operations for the six months ended June 30, 2014 was $568 million, or $1.47 per share, compared to $583 million, or $1.49 per share in the prior year period. Income from continuing operations decreased primarily due to lower earnings at Diamond Offshore and a $55 million charge (after tax and noncontrolling interests) related to the write-off of all previously capitalized costs incurred by the Company and Boardwalk Pipeline for the proposed Bluegrass project. These decreases were partially offset by higher earnings at CNA and increased parent company investment income as a result of improved performance of the trading portfolio.

CNA’s earnings increased primarily due to the reasons discussed in three month comparison above partially offset by lower net investment income as a result of reduced limited partnership income and higher catastrophe losses.

Diamond Offshore’s earnings decreased primarily due to the reasons discussed in three month comparison above.

Net income decreased primarily due to the loss from discontinued operations attributable mainly to the impairment losses at HighMount and CNA as well as the decrease in income from continuing operations discussed above.

Book value per share increased to $51.85 at June 30, 2014 from $50.25 at December 31, 2013 and $49.36 at June 30, 2013. Book value per share excluding Accumulated other comprehensive income (“AOCI”) increased to $49.74 at June 30, 2014 from $49.38 at December 31, 2013 and $49.26 at June 30, 2013.

Discontinued Operations

On August 1, 2014, CNA closed the previously announced sale of the majority of its run-off annuity and pension deposit business through the sale of the common stock of Continental Assurance Company (“CAC”). In connection with the then pending sale, we recorded an impairment charge of $193 million (after tax and noncontrolling interests) in the first quarter of 2014. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2014 and 2013 and assets and liabilities of discontinued operations in the Consolidated Condensed Balance Sheet as of June 30, 2014.

In connection with the sale of CAC, on August 1, 2014, CNA entered into a coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the funds withheld basis used in this reinsurance transaction, we estimate we will recognize a loss of approximately $31 million (after tax and noncontrolling interests) in the third quarter of 2014 due to the difference between market value and book value of the funds withheld assets at the reinsurance contract’s inception. In subsequent periods, we will recognize realized gains to the extent the funds withheld assets are sold or the market value of those assets reduces to the maturity value of the securities. A realized loss will be recognized if the market value of those assets increases.

In May of 2014, we announced that HighMount, our natural gas and oil exploration and production subsidiary, is pursuing strategic alternatives, including a potential sale of the business. In furtherance of that pursuit, we have initiated an auction process that we expect will result in a sale of HighMount. As a result, the assets and liabilities of HighMount have been reclassified as discontinued operations on the Consolidated Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, and are reported at estimated fair value. We measured estimated fair value using an estimated sale price arrived at by assessing market response in the auction process in relation to valuation models provided by HighMount’s financial advisors, which are Level 3 inputs of the fair value hierarchy. In the second quarter of 2014, we recognized an impairment charge of $259 million ($167 million after tax) related to the excess carrying value of HighMount over the estimated fair value, less costs to sell. We expect to incur exit and disposal costs, some of which are reflected in the impairment charge, including among others, severance and retention costs, lease termination costs, professional service and investment banking fees, and costs associated with closing derivative positions. Future period results will include certain of the exit and disposal costs as well as potential adjustments to the impairment charge, which could be positive or negative, reflecting the final sale price and transaction costs. The results of operations of HighMount have been reclassified as discontinued operations in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2014 and 2013.

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2014 and 2013 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Insurance premiums	$1,811	$1,800	$3,617	$3,564
Net investment income	550	534	1,076	1,125
Investment gains (losses)	(14)	(14)	28	5
Other	93	130	182	211

Total	2,440	2,450	4,903	4,905

Expenses:
Insurance claims and policyholders’ benefits	1,441	1,485	2,887	2,881
Amortization of deferred acquisition costs	335	335	664	663
Other operating expenses	253	317	596	656
Interest	46	41	90	83

Total	2,075	2,178	4,237	4,283

Income before income tax	365	272	666	622
Income tax expense	(103)	(81)	(182)	(189)

Income from continuing operations	262	191	484	433
Discontinued operations, net	6	4	(201)	13

Net income	268	195	283	446
Amounts attributable to noncontrolling interests	(28)	(20)	(29)	(45)

Net income attributable to Loews Corporation	$240	$175	$254	$401

Three Months Ended June 30, 2014 Compared to 2013

Income from continuing operations increased $71 million for the three months ended June 30, 2014 as compared with the same period in 2013, due to improved current accident year underwriting results, a $50 million (after tax and noncontrolling interests) postretirement plan curtailment gain, improved results in the Life & Group Non-Core segment driven by the long term care business and lower catastrophe losses, partially offset by unfavorable net prior year development and a 2013 legal settlement benefit of $27 million (after tax and noncontrolling interests). See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2014 Compared to 2013

Income from continuing operations increased $51 million for the six months ended June 30, 2014 as compared with the same period in 2013, due to improved non-catastrophe current accident year underwriting results, a $50 million (after tax and noncontrolling interests) postretirement plan curtailment gain, increased net realized investment gains and improved results in the Life & Group long term care business, partially offset by lower net investment income, the unfavorable effect of net prior year development, higher catastrophe losses and a 2013 legal settlement benefit of $27 million (after tax and noncontrolling interests).

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

The following tables summarize the results of CNA’s property and casualty operations for the three and six months ended June, 2014 and 2013:

Three Months Ended June 30, 2014	CNA Specialty	CNA Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$742	$779	$133	$1,654
Net earned premiums	763	817	92	1,672
Net investment income	161	208	1	370
Net operating income (loss)	163	53	(4)	212
Net realized investment losses	(3)	(5)	(1)	(9)
Net income (loss)	160	48	(5)	203

Ratios:
Loss and loss adjustment expense	55.8%	80.3%	56.2%	67.8%
Expense	30.5	34.4	46.7	33.3
Dividend	0.1	0.3		0.2

Combined	86.4%	115.0%	102.9%	101.3%

Three Months Ended June 30, 2013

Net written premiums	$756	$826	$138	$1,720
Net earned premiums	746	840	76	1,662
Net investment income	151	211	1	363
Net operating income (loss)	132	100	(2)	230
Net realized investment losses	(3)	(6)		(9)
Net income (loss)	129	94	(2)	221

Ratios:
Loss and loss adjustment expense	60.6%	76.5%	53.9%	68.4%
Expense	29.7	34.9	44.5	32.9
Dividend	0.1	0.3		0.2

Combined	90.4%	111.7%	98.4%	101.5%

Six Months Ended June 30, 2014

Net written premiums	$1,538	$1,678	$205	$3,421
Net earned premiums	1,511	1,639	190	3,340
Net investment income	312	406	2	720
Net operating income	284	123	2	409
Net realized investment gains (losses)	4	2	(1)	5
Net income	288	125	1	414

Ratios:
Loss and loss adjustment expense	60.0%	77.9%	47.2%	68.0%
Expense	30.2	34.2	47.5	33.2
Dividend	0.1	0.3		0.2

Combined	90.3%	112.4%	94.7%	101.4%

Six Months Ended June 30, 2013	CNA Specialty	CNA Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$1,559	$1,744	$193	$3,496
Net earned premiums	1,469	1,677	140	3,286
Net investment income	321	461	2	784
Net operating income (loss)	258	213	(9)	462
Net realized investment gains (losses)	(1)	(4)	1	(4)
Net income (loss)	257	209	(8)	458

Ratios:
Loss and loss adjustment expense	62.4%	74.1%	51.5%	67.9%
Expense	30.1	35.0	50.1	33.4
Dividend	0.2	0.2		0.2

Combined	92.7%	109.3%	101.6%	101.5%

Three Months Ended June 30, 2014 Compared to 2013

Net written premiums decreased $66 million for the three months ended June 30, 2014 as compared with the same period in 2013, primarily driven by underwriting actions taken in certain business classes and a decreased level of new business, partially offset by continued rate increases in CNA Commercial. Net earned premiums increased $10 million for the three months ended June 30, 2014 as compared with the same period in 2013, primarily driven by the increase in net written premiums over recent quarters for CNA Specialty and an increase at Hardy, partially offset by a decrease in CNA Commercial.

CNA Specialty’s average rate increased 4% for the three months ended June 30, 2014 as compared with an increase of 6% for the three months ended June 30, 2013, for the policies that renewed in each period. Retention of 82% and 85% was achieved in each period. CNA Commercial’s average rate increased 4% for the three months ended June 30, 2014 as compared with an increase of 9% for the three months ended June 30, 2013, for the policies that renewed in each period. Retention of 70% and 75% was achieved in each period. Hardy’s average rate decreased 8% for the three months ended June 30, 2014 as compared with a decrease of 1% for the three months ended June 30, 2013 for the policies that renewed in each period. Retention of 67% and 69% was achieved in each period.

Net operating income decreased $18 million for the three months ended June 30, 2014 as compared with the same period in 2013. The decrease in net operating income was primarily due to higher unfavorable net prior year development in CNA Commercial and a 2013 legal settlement benefit of $27 million (after tax and noncontrolling interests), partially offset by improved underwriting results. Catastrophe losses were $33 million (after tax and noncontrolling interests) for the three months ended June 30, 2014 as compared to catastrophe losses of $38 million (after tax and noncontrolling interests) for the same period in 2013.

Unfavorable net prior year development of $22 million and favorable net prior year development of $10 million was recorded for the three months ended June 30, 2014 and 2013. The majority of the 2014 unfavorable development relates to business classes in CNA Commercial which CNA has exited, but also includes Small Business in CNA Commercial where CNA is taking underwriting actions in an effort to improve profitability. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s combined ratio decreased 4.0 points for the three months ended June 30, 2014 as compared with the same period in 2013. The loss ratio decreased 4.8 points, due primarily to an improved current accident year loss ratio, as well as increased favorable net prior year development.

CNA Commercial’s combined ratio increased 3.3 points for the three months ended June 30, 2014 as compared with the same period in 2013. The loss ratio increased 3.8 points, primarily due to higher unfavorable net prior year development, partially offset by lower catastrophe losses and an improved non-catastrophe current accident year loss ratio.

Hardy’s combined ratio increased 4.5 points for the three months ended June 30, 2014 as compared with the same period in 2013. The loss ratio increased 2.3 points due to deterioration in the current accident year loss ratio, including higher catastrophe losses, partially offset by lower unfavorable net prior year development. The expense ratio increased 2.2 points driven by integration costs and the effect of foreign currency exchange rates.

Six Months Ended June 30, 2014 Compared to 2013

Net written premiums decreased $75 million for the six months ended June 30, 2014 as compared with the same period in 2013, primarily driven by underwriting actions taken in certain business classes and a decreased level of new business in CNA Commercial, partially offset by continued rate increases in CNA Commercial and reduced reinsurance cost in Hardy. Net earned premiums increased $54 million for the six months ended June 30, 2014 as compared with the same period in 2013, primarily driven by the increase in net written premiums over recent quarters for CNA Specialty and an increase at Hardy, partially offset by a decrease in CNA Commercial.

CNA Specialty’s average rate increased 4% for the six months ended June 30, 2014 as compared with an increase of 7% for the six months ended June 30, 2013, for the policies that renewed in each period. Retention of 83% and 85% was achieved in each period. CNA Commercial’s average rate increased 5% for the six months ended June 30, 2014 as compared with an increase of 9% for the six months ended June 30, 2013, for the policies that renewed in each period. Retention of 73% and 76% was achieved in each period. Hardy’s average rate decreased 5% for the six months ended June 30, 2014 as compared with a flat rate for the six months ended June 30, 2013 for the policies that renewed in the period. Retention of 72% and 70% was achieved in each period.

Net operating income decreased $53 million for the six months ended June 30, 2014 as compared with the same period in 2013. The decrease in net operating income was primarily due to higher unfavorable net prior year development in CNA Commercial, lower net investment income and a 2013 legal settlement benefit of $27 million (after tax and noncontrolling interests) in CNA Commercial, partially offset by improved underwriting results. Catastrophe losses were $76 million (after tax and noncontrolling interests) for the six months ended June 30, 2014 as compared to catastrophe losses of $61 million (after tax and noncontrolling interests) for the same period in 2013.

Unfavorable net prior year development of $16 million and favorable net prior year development of $51 million was recorded for the six months ended June 30, 2014 and 2013. The 2014 unfavorable development is primarily due to the reasons discussed in the three month comparison above. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s combined ratio decreased 2.4 points for the six months ended June 30, 2014 as compared with the same period in 2013. The loss ratio decreased 2.4 points, due to an improved non-catastrophe current accident year loss ratio, partially offset by higher catastrophe losses.

CNA Commercial’s combined ratio increased 3.1 points for the six months ended June 30, 2014 as compared with the same period in 2013. The loss ratio increased 3.8 points, primarily due to higher unfavorable net prior year development and higher catastrophe losses, partially offset by an improved non-catastrophe current accident year loss ratio.

Hardy’s combined ratio improved 6.9 points for the six months ended June 30, 2014 as compared with the same period in 2013. The loss ratio improved 4.3 points, due to lower unfavorable net prior year development, partially offset by deterioration in the current accident year loss ratio. The expense ratio improved 2.6 points, primarily due to a higher net earned premium base.

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

The following tables summarize the results of CNA’s Life & Group Non-Core and Other operations for the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Life & Group Non-Core	Other	Total

(In millions)

Net earned premiums	$ 139		$ 139
Net investment income	173	$ 7	180
Net operating income	9	23	32
Net realized investment gains (losses)	(3)	3	-
Net income from continuing operations	6	26	32

Three Months Ended June 30, 2013

Net earned premiums	$ 138		$ 138
Net investment income	163	$ 8	171
Net operating loss	(36)	(14)	(50)
Net realized investment gains		1	1
Net loss from continuing operations	(36)	(13)	(49)

Six Months Ended June 30, 2014

Net earned premiums	$ 278		$ 278
Net investment income	344	$ 12	356
Net operating income	7	4	11
Net realized investment gains	6	4	10
Net income from continuing operations	13	8	21

Six Months Ended June 30, 2013

Net earned premiums	$ 279		$ 279
Net investment income	325	$ 16	341
Net operating loss	(42)	(34)	(76)
Net realized investment gains	6	2	8
Net loss from continuing operations	(36)	(32)	(68)

Three Months Ended June 30, 2014 Compared to 2013

Results from continuing operations increased $81 million for the three months ended June 30, 2014 as compared with the same period in 2013, primarily driven by CNA’s long term care business which benefited from favorable morbidity and persistency, rate increase actions, higher net investment income driven by a higher invested asset base and a gain on a life settlement contract in 2014. In addition, results in 2014 included a $50 million (after tax and noncontrolling interests) gain related to a postretirement plan curtailment as further discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1. These favorable items were partially offset by higher interest expense from a new debt issuance in February 2014 in advance of the December 2014 maturity of CNA’s existing debt and a 2013 release of an allowance established for officer notes receivable.

Six Months Ended June 30, 2014 Compared to 2013

Results from continuing operations increased $89 million for the six months ended June 30, 2014 as compared with the same period in 2013, primarily due to the same reasons discussed above for the three month comparison. CNA’s long term care business benefited from favorable persistency, rate increase actions and favorable morbidity.

Diamond Offshore

Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 44 offshore drilling rigs, including five rigs under construction. The recently completed deepwater floater Ocean Onyx has been working under a one-year contract in the U.S. Gulf of Mexico since mid-January 2014 and the ultra-deepwater drillship Ocean BlackHawk recently began drilling operations under a five-year contract in the Gulf of Mexico. During the latter half of 2014, Diamond Offshore expects to take delivery of two additional ultra-deepwater drillships, the Ocean BlackHornet and Ocean BlackRhino, as well as the deepwater floater Ocean Apex. The remaining ultra-deepwater drillship, the Ocean BlackLion, and the harsh environment, ultra-deepwater semisubmersible Ocean GreatWhite are expected to be delivered in 2015 and 2016. Of these rigs, the Ocean BlackLion is not yet contracted.

The North Sea enhancement project for the Ocean Patriot was completed late in the second quarter of 2014 and the rig is en route to England, where the rig will make final preparations for its three year contract in the North Sea, which is expected to commence in the fourth quarter of 2014. The Ocean Confidence is currently undergoing a service-life-extension project in the Canary Islands, which is expected to keep the rig out of drilling service until early in the second quarter of 2015. Diamond Offshore transferred nine months of contracted backlog from the Ocean Confidence to its third newbuild drillship, the Ocean BlackRhino, which is expected to commence in early 2015 in the Gulf of Mexico.

Floater markets, in general, continue to weaken, and industry analysts predict that a depressed market will continue at least through 2015. Newbuild rig deliveries and established rigs coming off contract continue to fuel an oversupply of floaters in both the ultra-deepwater and deepwater markets. The oversupply of rigs, exacerbated by cutbacks and/or delays in customer drilling programs, has led to fierce competition for a limited number of jobs resulting in lower contracted dayrates, the execution of shorter term contracts and, in some cases, the idling of rigs. There have been few bidding opportunities during the first half of 2014, and the outlook for the remainder of the year and into 2015 is generally pessimistic. Dayrates may decline further, as some industry analysts predict that lower rates may be exchanged for utilization of newbuilds and higher specification rigs.

The market for deepwater floaters has continued to trend downward in tandem with the ultra-deepwater market. Demand in this market is intermittent with limited bidding opportunities. As a result, multiple existing rigs face pockets of idle time in 2014 and 2015 and newbuild rigs may also have challenges securing work. Dayrates have also declined compared to prior peak markets and are projected by industry analysts to continue to soften in 2014.

Conditions in the mid-water market vary by region. Market analysts predict further decline in contracted dayrates in most geographic markets. Frontier markets across Southeast Asia and South America, including Colombia, Myanmar, Nicaragua, Peru and Trinidad and Tobago, remain areas of future possible market demand. Certain of Diamond Offshore’s rigs are either currently working or contracted for future work in Colombia and Trinidad and Tobago, however, future opportunities in these areas are not expected to emerge quickly.

Based on industry data, nine newbuild floaters were ordered since the beginning of 2014, adding to the supply of rigs competing in the offshore drilling market. There are approximately 65 competitive or non-owner operated newbuild floaters on order and in addition, an estimated 29 rigs potentially to be built on behalf of Petróleo Brasileiro S.A., (“Petrobas”) which is currently Diamond Offshore’s largest single customer based on annual consolidated revenues. Of the competitive rigs, 26 of the 47 newbuilds scheduled for delivery in the second half of 2014 through 2015, including one of Diamond Offshore’s drillships that is expected to be delivered in 2015, as well as over half of the 11 newbuilds scheduled for delivery in 2016, are not yet contracted for future work. Six of the seven newbuilds on order with an estimated delivery in 2017 have not yet been contracted. The influx of newbuilds into the market, combined with established rigs coming off contract in 2014 and 2015, is expected to contribute to the further weakening of the ultra-deepwater and deepwater floater markets.

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

Impact of changes in tax laws, their interpretation and enforcement

Diamond Offshore operates through various subsidiaries in a number of countries throughout the world. As a result, it is subject to highly complex tax laws, treaties and regulations in the jurisdictions in which it operates, which may change and are subject to interpretation. Changes in laws, treaties and regulations and the interpretation or enforcement of such laws, treaties and regulations may put Diamond Offshore at risk for future tax assessments and liabilities which could be substantial and could have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Notes 7 and 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of July 23, 2014 and February 5, 2014 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2013). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

Contract drilling backlog for mid-water floaters no longer includes an aggregate of approximately $107 million in previously reported backlog for the third quarter of 2014 through 2015, associated with a customer’s termination of its contract for the mid-water semisubmersible Ocean Vanguard. The contract which provided for a dayrate of approximately $454,000 was estimated to conclude in accordance with its terms in late February of 2015. Diamond Offshore disputes the customer’s basis for terminating the contract and intends to defend its rights under the contract.

	July 23, 2014	February 5, 2014

(In millions)

Floaters:
Ultra-Deepwater (a)	$3,751	$4,111
Deepwater (b)	901	794
Mid-Water (c)	1,375	1,744

Total Floaters	6,027	6,649
Jack-ups	216	180

Total	$6,243	$6,829

(a)

As of July 23, 2014, for ultra-deepwater floaters includes (i) $545 million attributable to contracted operations offshore Brazil for the years 2014 to 2015, (ii) $904 million attributable to future work for the Ocean BlackHornet which is under construction, for the years 2014 to 2020, (iii) $146 million attributable to future work for the Ocean BlackRhino which is under construction, for 2015 and (iv) $641 million attributable to future work for the Ocean GreatWhite which is also under construction, for the years 2016 to 2020.

(b)

As of July 23, 2014, for deepwater floaters includes (i) $275 million attributable to contracted operations offshore Brazil for the years 2014 to 2016 and (ii) $36 million in 2015 attributable to future work for the Ocean Apex which is under construction.

(c)	As of July 23, 2014, for mid-water floaters includes $237 million attributable to contracted operations offshore Brazil for the years 2014 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of July 23, 2014:

Year Ended December 31	Total	2014 (a)	2015	2016	2017 - 2020

(In millions)

Floaters:
Ultra-Deepwater (b)	$3,751	$ 552	$1,191	$499	$ 1,509
Deepwater (c)	901	256	401	208	36
Mid-Water (d)	1,375	464	503	218	190

Total Floaters	6,027	1,272	2,095	925	1,735
Jack-ups	216	75	109	32

Total	$6,243	$ 1,347	$2,204	$957	$ 1,735

(a)	Represents a six month period beginning July 1, 2014.
(b)

As of July 23, 2014, for ultra-deepwater floaters includes (i) $221 million and $324 million for the years 2014 and 2015 attributable to contracted operations offshore Brazil, (ii) $180 and $181 million for the years 2015 and 2016 and $543 million in the aggregate for the years 2017 to 2020 attributable to future work for the Ocean BlackHornet which is under construction, (iii) $146 million for 2015 attributable to future work for the Ocean BlackRhino which is under construction and (iv) $107 million for the year 2016 and $534 million in the aggregate for the years 2017 to 2020 attributable to future work for the Ocean GreatWhite which is under construction.

(c)

As of July 23, 2014, for deepwater floaters includes $79 million, $134 million and $62 million for the years 2014 to 2016, attributable to contracted operations offshore Brazil and (ii) $36 million in 2015 attributable to future work for the Ocean Apex which is under construction.

(d)	As of July 23, 2014, for mid-water floaters includes $158 million and $79 million for the years 2014 and 2015 attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of July 23, 2014. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for rigs under construction.

Year Ended December 31	2014 (a) (b)	2015 (b)	2016 (b)	2017–2020

Floaters:
Ultra-Deepwater	87%	67%	26%	20%
Deepwater	57%	39%	21%	1%
Mid-Water	58%	28%	12%	4%
Total Floaters	66%	42%	18%	9%
Jack-ups	62%	39%	11%

(a)	Represents a six month period beginning July 1, 2014.
(b)

As of July 23, 2014, includes approximately 503, 40 and 238 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys, and extended maintenance projects, as well as rig mobilization days for 2014, 2015 and 2016.

Dayrate and Utilization Statistics

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenue earning days (a)
Floaters:
Ultra-Deepwater	420	672	933	1,198
Deepwater	281	451	624	873
Mid-Water	1,107	1,058	2,136	2,099
Jack-ups	464	469	965	918

Utilization (b)
Floaters:
Ultra-Deepwater	51%	92%	58%	83%
Deepwater	51%	99%	58%	97%
Mid-Water	68%	65%	66%	64%
Jack-ups	74%	74%	77%	72%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$402,800	$341,800	$394,100	$350,000
Deepwater	418,400	408,600	418,300	399,200
Mid-Water	265,600	271,300	270,700	266,500
Jack-ups	96,700	88,400	94,800	86,800

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs).
(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2014 and 2013 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Contract drilling revenues	$650	$745	$1,335	$1,445
Net investment income	1		1	1
Other	50	15	75	46

Total	701	760	1,411	1,492

Expenses:
Contract drilling expenses	395	369	765	744
Other operating expenses	175	126	329	270
Interest	19	8	37	16

Total	589	503	1,131	1,030

Income before income tax	112	257	280	462
Income tax expense	(26)	(78)	(53)	(114)
Amounts attributable to noncontrolling interests	(44)	(92)	(116)	(179)

Net income attributable to Loews Corporation	$42	$87	$111	$169

Three Months Ended June 30, 2014 Compared to 2013

Contract drilling revenue decreased $95 million for the three months ended June 30, 2014 as compared with the 2013 period, and contract drilling expense increased $26 million during the same period. Contract drilling revenue decreased primarily due to fewer revenue earning days from ultra-deepwater and deepwater floaters, partially offset by an overall increase in revenue from mid-water floaters and jack-up rigs. The increase in contract drilling expense is primarily due to increased costs for rig repairs and maintenance, rig mobilizations and regulatory inspections.

Revenue generated by ultra-deepwater floaters decreased $48 million during the three months ended June 30, 2014 as compared with the 2013 period primarily due to a decrease in utilization of $86 million, partially offset by higher average daily revenue of $26 million and $11 million of revenue recognized under a settlement agreement with a customer. Revenue earning days decreased primarily due to downtime associated with planned shipyard projects and inspections and unplanned downtime between contracts. The increase in average daily revenue is primarily due to a contract extension for the Ocean Rover at a significantly higher dayrate than previously earned.

Revenue generated by deepwater floaters decreased $64 million during the three months ended June 30, 2014 as compared with the 2013 period primarily due to lower utilization of $69 million, partially offset by higher average daily revenue of $3 million and recognition of $3 million in deferred revenue associated with rig mobilizations and capital upgrades. The decrease in revenue earning days was the result of incremental unplanned downtime associated with the warm stacking of rigs between contracts and scheduled downtime for surveys, partially offset by revenue earning days for the Ocean Onyx which was placed into service in January of 2014.

Revenue generated by mid-water floaters increased $12 million during the three months ended June 30, 2014 as compared with the 2013 period primarily due to higher utilization of $13 million and $4 million of revenue recognized under a settlement agreement with a customer, partially offset by a decrease in average daily revenue of $6 million. The increase in revenue earning days reflects reduced downtime for shipyard inspections, projects and downtime between contracts, partially offset by planned downtime for the Ocean Patriot’s North Sea enhancement project and unplanned downtime for the Ocean Vanguard as a result of early termination of its contract. The decrease in average daily revenue reflects most mid-water floaters working at lower dayrates than previously earned during the same period in 2013, excluding Diamond Offshore’s North Sea rigs.

Revenue earned by jack-up rigs increased $5 million during the three months ended June 30, 2014 as compared with the same period in 2013 primarily due to several rigs operating at higher dayrates than previously earned during the same period in 2013.

Net income decreased $45 million during the three months ended June 30, 2014 as compared with the 2013 period reflecting the decrease in revenue and increase in contract drilling expense as discussed above, higher general and administrative expense reflecting higher compensation costs and professional fees, an increase in depreciation expense due to a larger depreciable asset base which included the Ocean Onyx and the Ocean BlackHawk, placed in service in the first quarter of 2014, as well as an increase in interest expense related to the $1.0 billion of senior unsecured notes issued in November of 2013. These unfavorable results were partially offset by a $9 million gain ($3 million after tax and noncontrolling interests) recognized on the sale of the previously held for sale jack-up rig Ocean Spartan during the three months ended June 30, 2014.

Diamond Offshore’s effective tax rate decreased for the three months ended June 30, 2014 as compared with the 2013 period primarily as a result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses. The 2013 period also included $9 million of income tax expense to close several prior tax years in Mexico.

Six Months Ended June 30, 2014 Compared to 2013

Contract drilling revenue decreased $110 million for the six months ended June 30, 2014 as compared with the 2013 period, and contract drilling expense increased $21 million during the same period. Contract drilling revenue decreased primarily due to fewer revenue earning days from ultra-deepwater and deepwater floaters, partially offset by an overall increase in average daily revenue. The increase in contract drilling expense is primarily due to higher costs associated with labor and personnel, rig repairs and maintenance, rig mobilization and inspections, partially offset by lower freight costs and agency fees.

Revenue generated by ultra-deepwater floaters decreased $34 million during the six months ended June 30, 2014 as compared with the 2013 period as a result of a decrease in utilization of $93 million, partially offset by higher average daily revenue earned of $41 million and $11 million of revenue recognized under a settlement agreement with a customer. The reduction in revenue earning days is primarily due to incremental downtime for inspections and shipyard projects, including the Ocean Confidence life-extension project, downtime in between contracts and rig mobilizations, partially offset by incremental revenue earnings days for the Ocean BlackHawk which was placed in service in the first quarter of 2014. Average daily revenue increased primarily due to several rigs operating under higher dayrates during the six months ended June 30, 2014 as compared to the same period in 2013.

Revenue generated by deepwater floaters decreased $82 million during the six months ended June 30, 2014 as compared with the 2013 period due to lower utilization of $100 million, partially offset by higher average daily revenue of $12 million and recognition of $6 million in mobilization and contract preparation revenue. The decrease in revenue earning days was the result of incremental scheduled downtime for surveys and shipyard projects combined with unplanned downtime associated with the warm stacking of rigs between contracts, partially offset by revenue earning days for the Ocean Onyx which was placed into service in January of 2014. Average daily revenue increased during the six months ended June 30, 2014 primarily due to the Ocean America working at significantly higher dayrates than those earned during the same period in 2013.

Revenue generated by mid-water floaters decreased $7 million during the six months ended June 30, 2014 as compared with the 2013 period due to lower mobilization and contract preparation revenue of $30 million, partially offset by higher utilization of $10 million, an increase in average daily revenue of $9 million, and $4 million of revenue recognized under a settlement agreement with a customer. The increase in revenue earning days reflects the net impact of less downtime for repairs, regulatory inspections and rig mobilizations, partially offset by an increase in downtime associated with the Ocean Patriot’s North Sea enhancement project. The increase in average daily revenue earned primarily reflects higher contracted dayrates earned by several rigs during the six months ended June 30, 2014 as compared with the same period in 2013.

Revenue earned by jack-up rigs increased $13 million during the six months ended June 30, 2014 as compared with the same period in 2013 primarily due to utilization of a rig which was warm stacked during the 2013 period.

Net income decreased $58 million during the six months ended June 30, 2014 as compared with the 2013 period reflecting the decrease in revenue, increase in contract drilling expense, higher general and administrative expense and depreciation expense as well as an increase in interest expense, partially offset by a gain on the sale of the Ocean Spartan as discussed above.

Diamond Offshore’s effective tax rate decreased for the six months ended June 30, 2014 as compared with the 2013 period primarily as a result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses. The 2014 period includes the settlement of certain disputes in Egypt for the years 2006 through 2008 for $6 million, resulting in a net reduction to income tax expense of $17 million. The 2013 period included the impact of The American Taxpayer Relief Act of 2012, which reduced income tax expense by $28 million, partially offset by a $9 million increase in income tax expense to close prior tax years in Mexico.

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

Boardwalk Pipeline provides natural gas transportation services to customers that are directly connected to its pipeline system and, through interconnects with third-party pipelines, to customers that are not directly connected to its system. Transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. As a result of changes in longer term trends such as the development of gas production from the Marcellus and Utica areas and changes to related pipeline infrastructure, basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s pipeline systems (generally south to north and west to east) have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms that can be negotiated with customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services, which has materially adversely affected Boardwalk Pipeline’s revenues, earnings and distributable cash flow.

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. Due to the factors noted above and discussed further in the Results of Operations by Business Segment – Boardwalk Pipeline of our Annual Report on Form 10-K for the year ended December 31, 2013, in recent periods Boardwalk Pipeline has generally seen the renewal of expiring contracts at lower rates and for shorter terms than in the past which has materially adversely impacted firm and interruptible transportation revenues. Capacity not renewed and available for sale on a short term basis has been and continues to be sold at rates reflective of basis spreads, which generally have been lower than historical rates, under short term firm or interruptible contracts, or in some cases not sold at all. Rates for short term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter term conditions such as current and forecasted weather. For example, the extremely cold weather across the eastern and Midwestern United States in the first half of 2014 positively impacted the revenues Boardwalk Pipeline earned from its short term firm and interruptible transportation services.

Boardwalk Pipeline is beginning to experience an increase in demand to transport gas from north to south instead of south to north as has traditionally been seen, as a result of projected increases in gas production from primarily the Marcellus and Utica areas and growing demand for natural gas primarily in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in potential growth project opportunities that will require significant capital expenditures to make parts of Boardwalk Pipeline’s system bi-directional, and in many instances, will utilize available pipeline capacity.

The value of Boardwalk Pipeline’s storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), the price volatility of natural gas and other factors. Boardwalk Pipeline’s storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread), while Boardwalk Pipeline’s lending service has greater value when the futures market is backwardated (a negative time period price spread). Boardwalk Pipeline has seen the value of its storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads. The narrowing of spreads has reduced the rates Boardwalk Pipeline can charge and the capacity it can sell under storage and PAL services. Although during the first half of 2014, the futures market was significantly backwardated, partly reflecting the harsh weather conditions in late 2013 and early 2014, and Boardwalk Pipeline earned revenues from lending gas to customers under PAL services, the favorable price spreads have since lessened. Storage market fundamentals can be volatile in a relatively short period of time. Based on the current narrowing of time period price spreads and fewer market participants, Boardwalk Pipeline is currently experiencing weakened demand for its storage and PAL services.

Bluegrass Project

As discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Boardwalk Pipeline executed a series of agreements in 2013 with The Williams Companies, Inc. to develop the Bluegrass Project, a joint venture project that would develop a pipeline to transport natural gas liquids. The open season for capacity on the pipeline ended in the first quarter of 2014, and although discussions with potential customers continued throughout the first quarter, Boardwalk Pipeline was unable to obtain sufficient firm customer commitments to support the project. Further, delays in the development of the project and other factors have resulted in escalations in the estimated costs to complete the project. Considering these factors, we and Boardwalk Pipeline determined we would no longer make capital investments in the Bluegrass Project. As a result, in the first quarter of 2014, we expensed the previously capitalized project costs that had been incurred, resulting in a charge of $94 million ($55 million after tax and noncontrolling interests), inclusive of a $10 million charge recorded by Boardwalk Pipeline Partners, LP.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2014 and 2013 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Other revenue, primarily operating	$295	$304	$652	$633

Total	295	304	652	633

Expenses:
Operating	201	196	494	386
Interest	40	41	81	81

Total	241	237	575	467

Income before income tax	54	67	77	166
Income tax (expense) benefit	(10)	(14)	1	(36)
Amounts attributable to noncontrolling interests	(27)	(31)	(79)	(75)

Net income (loss) attributable to Loews Corporation	$17	$22	$(1)	$55

Three Months Ended June 30, 2014 Compared to 2013

Total revenues decreased $9 million for the three months ended June 30, 2014, compared to the same period in 2013. This decrease is primarily due to lower firm transportation revenues due to the effects of contract renewals and market conditions discussed above. Storage and PAL revenues were lower by $3 million as a result of the effects of unfavorable market conditions on time period price spreads. The 2013 period was favorably impacted by a $17 million gain from the sale of storage gas. The decrease in revenues was partially offset by an $8 million increase in transportation and other revenues from growth projects recently placed into service and the continued impact from the colder than normal winter weather in Boardwalk Pipeline’s market areas.

Operating expenses increased $5 million for the three months ended June 30, 2014, compared to the same period in 2013. This increase is primarily due to a $2 million increase in fuel expense primarily due to higher natural gas prices, a $2 million increase in depreciation expense primarily due to an increase in the asset base and a $2 million increase in general and administrative costs due to higher employee related costs.

Net income for the three months ended June 30, 2014 decreased $5 million as compared with the 2013 period reflecting lower revenues and increased operating expenses as discussed above.

Six Months Ended June 30, 2014 Compared to 2013

Total revenues increased $19 million for the six months ended June 30, 2014, compared to the same period in 2013. This increase is primarily due to a $34 million increase in transportation and other revenues generally due to the colder than normal winter weather in Boardwalk Pipeline’s market areas and growth projects which were recently placed into service, partially offset by lower firm transportation revenues due to the effects of the market and contract renewal conditions discussed above. Storage and PAL revenues were lower by $1 million as a result of the effects of unfavorable market conditions on time period price spreads. The 2013 period was favorably impacted by a $17 million gain from the sale of storage gas.

Operating expenses increased $108 million for the six months ended June 30, 2014, compared to the same period in 2013. This increase is primarily due to a charge of $94 million to write off previously capitalized costs incurred for the Bluegrass Project, a $9 million increase in fuel expense primarily due to higher natural gas prices and a $5 million increase in depreciation expense primarily due to an increase in the asset base.

Net results for the six months ended June 30, 2014 decreased $56 million as compared with the 2013 period primarily reflecting the Bluegrass Project related charge, partially offset by higher revenues as discussed above.

Loews Hotels

Recent Acquisitions

In 2014, Loews Hotels added three properties to its portfolio. Loews Hotels has a joint venture interest in the Cabana Bay Beach Resort, an 1,800 guestroom hotel at Universal Orlando, Florida, which opened in March of 2014. In July of 2014, Loews Hotels purchased the Loews Chicago O’Hare Hotel, a 556 guestroom hotel, and the Loews Minneapolis Hotel, a 255 guestroom hotel. Construction continues on the Loews Chicago Hotel, a 400 guestroom hotel, which Loews Hotels agreed to purchase upon completion of development, expected to occur in late 2014. The Loews Chicago Hotel is planned to open in early 2015.

Results of Operations

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2014 and 2013 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Operating revenue	$93	$89	$178	$170
Revenues related to reimbursable expenses	19	12	39	25

Total	112	101	217	195

Expenses:
Other operating expenses
Operating	79	80	156	159
Reimbursable expenses	19	12	39	25
Depreciation	8	10	16	18
Equity income from joint ventures	(5)	(6)	(11)	(15)
Interest	2	3	3	6

Total	103	99	203	193

Income before income tax	9	2	14	2
Income tax expense	(4)	(1)	(6)	(1)

Net income attributable to Loews Corporation	$5	$1	$8	$1

EBITDA	$19	$15	$33	$26

Earnings before interest, tax, depreciation and amortization (“EBITDA”) is an indicator of operating performance used by Loews Hotels to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is a non-GAAP financial measure that is not meant to replace net income as defined by GAAP. The following table reconciles EBITDA to Net income attributable to Loews Corporation for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

(In millions)

EBITDA	$19	$15	$33	$26
Depreciation	(8)	(10)	(16)	(18)
Interest	(2)	(3)	(3)	(6)
Income tax expense	(4)	(1)	(6)	(1)

Net income attributable to Loews Corporation	$5	$1	$8	$1

Results of operations for the three and six months ended June 30, 2014 and 2013 include the impact of the 2013 closure of the Loews Regency Hotel for renovation and the addition of the Loews Madison Hotel and the Loews Boston Hotel in 2013. In July of 2013, partial equity interests in the Loews Madison Hotel and the Loews Boston Hotel were sold. Upon the sale of the equity interests, Loews Hotels’ share of earnings for these hotels is included in Equity income from joint ventures.

Reimbursable expenses relate mainly to payroll incurred by Loews Hotels on behalf of the owners of joint venture and managed hotel properties.

Operating revenues increased $4 million and $8 million for the three and six months ended June 30, 2014 as compared to the 2013 periods, primarily due to the Loews Regency Hotel, which was closed for renovation in 2013, partially offset by the impact of the changes in ownership for the Loews Madison Hotel and the Loews Boston Hotel, as discussed above, in 2013.

Revenue per available room (“RevPAR”) is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues, not included in RevPAR, primarily include guest charges for food and beverages. RevPAR, occupancy rates and average room rates are for owned and joint venture hotels. RevPAR increased $22.36 to $199.57 and $20.36 to $194.13 for the three and six months ended June 30, 2014 as compared to the 2013 periods, reflecting an increase in occupancy and average room rates.

Operating expenses decreased $1 million and $3 million for the three and six months ended June 30, 2014 as compared to the 2013 periods, primarily due to the impact of the Loews Madison Hotel and the Loews Boston Hotel in 2013, partially offset by increased costs due to the reopening of the Loews Regency Hotel in the first quarter of 2014.

Equity earnings from joint venture properties decreased $1 million and $4 million for the three and six months ended June 30, 2014 as compared to the 2013 periods. These decreases were primarily due to the inclusion of the Loews Boston Hotel and Loews Madison Hotel as joint ventures and the development of a new hotel, the Cabana Bay Beach Resort at Universal Orlando, which opened during the six months ended June  30, 2014, partially offset by improved earnings at the Loews Hollywood Hotel.

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

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2014 and 2013 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Net investment income	$46	$1	$97	$8
Other	(1)		1	1

Total	45	1	98	9

Expenses:
Operating	20	18	38	33
Interest	19	15	37	25

Total	39	33	75	58

Income (loss) before income tax	6	(32)	23	(49)
Income tax (expense) benefit	(2)	11	(8)	17

Net income (loss) attributable to Loews Corporation	$4	$(21)	$15	$(32)

Net investment income increased by $45 million and $89 million for the three and six months ended June 30, 2014, as compared to the 2013 periods, primarily due to improved performance of equity based investments, partially offset by lower performance of fixed income investments in the trading portfolio.

Interest expense increased $4 million and $12 million for the three and six months ended June 30, 2014, primarily due to a May of 2013 public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043.

Discontinued Operations

Results from discontinued operations (after tax and noncontrolling interests) were net losses of $187 million and $393 million for the three and six months ended June 30, 2014 as compared to net income of $8 million and a net loss of $72 million for the three and six months ended June 30, 2013. The three and six months ended June 30, 2014 reflect an impairment charge of $167 million related to the excess carrying value of HighMount over the estimated fair value, less costs to sell. Results for 2014 also include a loss from HighMount operations of $45 million including exit and disposal costs incurred in the second quarter related to the potential sale. As a result of the anticipated sale, hedge accounting treatment was discontinued for all of HighMount’s interest rate and commodity swaps and a mark-to-market loss of $2 million was recorded. A net derivative loss of $3 million was reclassified from AOCI into earnings for those hedges where the forecasted transactions are no longer probable to occur. Additional expenses will be recorded in the second half of 2014 through the close of the sale of HighMount related to exit and disposal costs primarily for employee retention and severance programs and for any adjustments to the impairment charge related to the actual fair value received for HighMount. Results for the six months ended June 30, 2014 and 2013 include ceiling test impairment charges of $19 million and $92 million.

Results for the six months ended June 30, 2014 include income from CAC operations of $12 million and a first quarter of 2014 impairment charge of $193 million recorded in connection with the pending sale of the CAC business.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For the six months ended June 30, 2014, net cash provided by operating activities was $587 million as compared with $569 million for the same period in 2013. Cash provided by operating activities reflected increased receipts relating to returns on limited partnerships, substantially offset by increased tax payments.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2014, net cash used by investing activities was $734 million as compared with $471 million for the same period in 2013. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the six months ended June 30, 2014, net cash provided by financing activities was $163 million as compared with net cash used of $127 million for the same period in 2013. In February of 2014, CNA issued $550 million of 4.0% senior notes due May 15, 2024 and invested the proceeds in short term interest bearing securities. CNA intends to use the proceeds to repurchase, redeem, repay or otherwise retire the $549 million outstanding aggregate principal balance of its 5.9% senior notes due December 15, 2014.

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

Diamond Offshore

Cash and investments totaled $1.3 billion at June 30, 2014, compared to $2.1 billion at December 31, 2013. During the first six months of 2014, Diamond Offshore paid cash dividends totaling $244 million, consisting of aggregate regular cash dividends of $34 million and aggregate special cash dividends of $210 million. On July 23, 2014, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the six months ended June 30, 2014 decreased $153 million compared to the 2013 period, primarily due to lower cash receipts from contract drilling services of $98 million and higher cash payments related to contract drilling expenses of $100 million, primarily for expenditures associated with rig mobilizations and contract preparation work, partially offset by lower cash income taxes paid of $45 million.

Diamond Offshore is currently obligated under various agreements in connection with five ongoing rig construction projects. The following is a summary of Diamond Offshore’s construction projects as of June 30, 2014:

(In millions)	Expected Delivery (a)	Total Project Cost (b)	Project Expenditures to date (c)

Ultra-deepwater drillships:
Ocean BlackHornet	Q3 2014	$635	$222
Ocean BlackRhino	Q4 2014	$645	$209
Ocean BlackLion	Q1 2015	$655	$177

Ultra-deepwater floater:
Ocean GreatWhite	Q1 2016	$755	$192

Deepwater floater:
Ocean Apex	Q4 2014	$370	$324

(a)

Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.

(b)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs and does not include capitalized interest.
(c)	Represents total project expenditures from inception of project to June 30, 2014, excluding project-to-date capitalized interest.

For 2014, Diamond Offshore has budgeted approximately $2.0 billion for capital expenditures of which approximately $1.5 billion is expected to be spent on current rig construction projects and approximately $135 million is expected to be spent on a service life extension project for the Ocean Confidence. The remainder will be spent on Diamond Offshore’s ongoing capital maintenance and replacement programs.

Depending on market and other conditions, Diamond Offshore may purchase shares of its outstanding common stock in the open market or otherwise. During the six months ended June 30, 2014, Diamond Offshore purchased 1.9 million shares of its common stock at an aggregate cost of $88 million.

In March of 2014, Diamond Offshore entered into an agreement to increase its revolving credit facility by $250 million and extend the maturity date by six months. The credit agreement provides for a $1.0 billion revolving credit facility for general corporate purposes, maturing on March 17, 2019. At June 30, 2014, there were no loans or letters of credit outstanding under the credit agreement.

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

Boardwalk Pipeline

At June 30, 2014 and December 31, 2013, cash and investments amounted to $44 million and $29 million. Funds from operations for the six months ended June 30, 2014 amounted to $308 million, compared to $285 million for the 2013 period. For the six months ended June 30, 2014 and 2013, Boardwalk Pipeline’s capital expenditures were $163 million and $142 million.

Boardwalk Pipeline expects total capital expenditures to be approximately $420 million in 2014, including approximately $90 million to $100 million for maintenance capital. The 2014 growth capital expenditures primarily relate to the Southeast Market Expansion project which consists of an interconnection between Boardwalk Pipeline’s Gulf South pipeline and Petal facilities, additional compression facilities and approximately 70 miles of additional pipeline, adding 0.5 Bcf per day of peak-day transmission capacity. The project, which was approved by the Federal Energy Regulatory Commission, is expected to be placed in service in the fourth quarter of 2014 and will cost approximately $300 million. The Southeast Market Expansion project is fully contracted with a weighted average contract life of approximately 10 years. Approximately $143 million has been spent on the project to date. Boardwalk Pipeline expects to finance its 2014 growth capital expenditures through cash generated from operations and from its available credit facilities.

As of June 30, 2014, Boardwalk Pipeline had $100 million of loans outstanding under its revolving credit facility with a weighted-average interest rate of 1.5% and had no letters of credit issued. As of June 30, 2014, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility and had an available borrowing capacity of $900 million.

In July of 2014, Boardwalk Pipeline entered into a subordinated loan agreement with a subsidiary of the Company to provide $300 million of financing. The agreement provides for a draw period through December 31, 2015 and maturing in July of 2024, subject to certain mandatory pre-payment requirements as provided in the subordinated loan agreement. Currently, there are no amounts outstanding under this facility.

Loews Hotels

Cash and investments totaled $109 million at June 30, 2014, as compared to $53 million at December 31, 2013. During the six months ended June 30, 2014, we made net capital contributions of approximately $90 million to Loews Hotels. Capital expenditures for renovations, capital improvements and development of new properties are estimated to be approximately $420 million for the remainder of 2014, including the purchases of the Loews Chicago O’Hare Hotel and the Loews Minneapolis Hotel in July of 2014. Funds for these capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables at June 30, 2014 totaled $4.9 billion, as compared to $4.7 billion at December 31, 2013. During the six months ended June 30, 2014, we received $512 million in interest and dividends from our subsidiaries, including a special dividend from CNA of $242 million. These inflows were partially offset by the payment of $182 million to fund treasury stock purchases, the payment of $48 million of cash dividends to our shareholders and cash contributions of approximately $195 million to our subsidiaries.

As of June 30, 2014, there were 383,004,378 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the six months ended June 30, 2014, we purchased 4.5 million shares of Loews common stock.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Fixed maturity securities:
Taxable	$350	$383	$702	$771
Tax-exempt	101	71	201	140

Total fixed maturity securities	451	454	903	911
Limited partnership investments	97	79	170	210
Other, net of investment expense	2	1	3	4

Net investment income before tax	$550	$534	$1,076	$1,125

Net investment income after tax and noncontrolling interests	$351	$331	$684	$695

Effective income yield for the fixed maturity securities portfolio, before tax	4.9%	5.0%	4.9%	5.0%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.5%	3.5%

Net investment income after tax and noncontrolling interests for the three months ended June 30, 2014 increased $20 million as compared with the same period in 2013. The increase was driven by limited partnership investment income, additional investments in tax-exempt securities and a higher invested asset base.

Net investment income after tax and noncontrolling interests for the six months ended June 30, 2014 decreased $11 million as compared with the same period in 2013. The decrease was driven by limited partnership investment income, partially offset by additional investments in tax-exempt securities and a higher invested asset base.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$8	$13	$22	$39
States, municipalities and political subdivisions	(5)		18	(2)
Asset-backed	(24)	(21)	(23)	(18)
Foreign government	2	1	2	1

Total fixed maturity securities	(19)	(7)	19	20
Equity securities		(2)	5	(15)
Derivative securities	1	(5)	1	(3)
Short term investments and other	4		3	3

Total realized investment gains (losses)	(14)	(14)	28	5
Income tax (expense) benefit	4	6	(11)
Amounts attributable to noncontrolling interests	1		(2)	(1)

Net realized investment gains (losses) attributable to Loews Corporation	$(9)	$(8)	$15	$4

Net realized investment gains increased $11 million for the six months ended June 30, 2014 as compared with the same period in 2013. The increase was primarily driven by lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.9% and 92.1% of which were rated as investment grade (rated BBB- or higher) at June 30, 2014 and December 31, 2013. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these rating agencies, CNA formulates an internal rating. At June 30, 2014 and December 31, 2013, approximately 98% and 99% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	June 30, 2014		December 31, 2013
(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,693	9.1%	$3,683	8.9%
AAA	2,825	7.0	2,776	6.7
AA and A	20,279	50.1	20,353	49.4
BBB	10,802	26.7	11,171	27.1
Non-investment grade	2,869	7.1	3,250	7.9

Total	$40,468	100.0%	$41,233	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity securities was $2.7 billion and $3.1 billion at June 30, 2014 and December 31, 2013. The following table summarizes the ratings of these securities at fair value:

	June 30, 2014		December 31, 2013

(In millions of dollars)

BB	$1,145	39.9%	$1,393	42.9%
B	819	28.5	967	29.8
CCC-C	666	23.2	649	20.0
D	239	8.4	241	7.3

Total	$2,869	100.0%	$3,250	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2014	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$193	5.6%	$6	4.8%
AAA	399	11.6	11	8.7
AA	873	25.4	73	57.9
A	742	21.6	12	9.5
BBB	889	25.9	14	11.1
Non-investment grade	336	9.9	10	8.0

Total	$3,432	100.0%	$126	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2014	Estimated Fair value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$255	7.4%	$6	4.8%
Due after one year through five years	824	24.0	25	19.8
Due after five years through ten years	1,368	39.9	19	15.1
Due after ten years	985	28.7	76	60.3

Total	$3,432	100.0%	$126	100.0%

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

	June 30, 2014		December 31, 2013

	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$13,826	11.4	$15,009	11.3
Other interest sensitive investments	28,521	4.2	27,766	4.4

Total	$42,347	6.6	$42,775	6.9

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	June 30, 2014	December 31, 2013

(In millions)

Short term investments:
Commercial paper	$589	$549
U.S. Treasury securities	1,126	636
Money market funds	166	94
Other	143	128

Total short term investments	$2,024	$1,407

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

•	the ability of Boardwalk Pipeline to contract to transport gas north to south;

•	the costs of maintaining and ensuring the integrity and reliability of Boardwalk Pipeline’s pipeline systems;

•	the impact of current and future environmental laws and regulations and exposure to environmental liabilities including matters related to global climate change;

•	the impact of weather on the demand for natural gas;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting Boardwalk Pipeline’s gas transmission subsidiaries;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2014. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2014 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2014- April 30, 2014	573,900	$44.07	N/A	N/A

May 1, 2014 - May 31, 2014	741,900	$43.27	N/A	N/A

June 1, 2014 - June 30, 2014	2,613,700	$43.63	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 4, 2014	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)