Form 10-Q
period 2014-09-30
LOEWS CORP
filed 2014-11-04
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer   X          Accelerated filer                  Non-accelerated filer                 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Class	Outstanding at October 27, 2014
Common stock, $0.01 par value	374,144,134 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,631 and $39,426	$40,804	$41,320
Equity securities, cost of $765 and $881	754	871
Limited partnership investments	3,658	3,420
Other invested assets	702	562
Short term investments	6,726	6,772
Total investments	52,644	52,945
Cash	637	294
Receivables	8,185	9,338
Property, plant and equipment	14,411	13,524
Goodwill	353	357
Assets of discontinued operations		1,041
Other assets	1,672	1,635
Deferred acquisition costs of insurance subsidiaries	627	624
Separate account business		181
Total assets	$78,529	$79,939

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,475	$24,089
Future policy benefits	8,890	10,471
Unearned premiums	3,703	3,718
Policyholders’ funds	27	116
Total insurance reserves	36,095	38,394
Payable to brokers	663	134
Short term debt	850	819
Long term debt	10,051	9,525
Deferred income taxes	1,030	716
Liabilities of discontinued operations		632
Other liabilities	4,724	4,632
Separate account business		181
Total liabilities	53,413	55,033

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 387,493,404 and 387,210,096 shares	4	4
Additional paid-in capital	3,613	3,607
Retained earnings	15,817	15,508
Accumulated other comprehensive income	638	339
	20,072	19,458
Less treasury stock, at cost (9,571,870 shares)	(415)
Total shareholders’ equity	19,657	19,458
Noncontrolling interests	5,459	5,448
Total equity	25,116	24,906
Total liabilities and equity	$78,529	$79,939

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(In millions, except per share data)

Revenues:
Insurance premiums	$1,810	$1,825	$5,427	$5,389
Net investment income	451	605	1,625	1,739
Investment gains (losses):
Other-than-temporary impairment losses	(10)	(15)	(17)	(49)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)		(1)		(1)
Net impairment losses recognized in earnings	(10)	(16)	(17)	(50)
Other net investment gains	47	18	82	57
Total investment gains	37	2	65	7
Contract drilling revenues	728	691	2,063	2,136
Other revenues	497	474	1,624	1,560
Total	3,523	3,597	10,804	10,831

Expenses:
Insurance claims and policyholders’ benefits	1,354	1,378	4,241	4,259
Amortization of deferred acquisition costs	332	341	996	1,004
Contract drilling expenses	400	420	1,165	1,164
Other operating expenses	977	777	2,634	2,309
Interest	121	105	369	316
Total	3,184	3,021	9,405	9,052
Income before income tax	339	576	1,399	1,779
Income tax expense	(99)	(155)	(347)	(478)
Income from continuing operations	240	421	1,052	1,301
Discontinued operations, net	29	(37)	(384)	(107)
Net income	269	384	668	1,194
Amounts attributable to noncontrolling interests	(61)	(102)	(285)	(401)
Net income attributable to Loews Corporation	$208	$282	$383	$793

Net income attributable to Loews Corporation:
Income from continuing operations	$179	$318	$747	$901
Discontinued operations, net	29	(36)	(364)	(108)
Net income	$208	$282	$383	$793

Basic net income per share:
Income from continuing operations	$0.47	$0.82	$1.94	$2.32
Discontinued operations, net	0.08	(0.09)	(0.94)	(0.28)
Net income	$0.55	$0.73	$1.00	$2.04

Diluted net income per share:
Income from continuing operations	$0.47	$0.82	$1.94	$2.31
Discontinued operations, net	0.08	(0.09)	(0.94)	(0.28)
Net income	$0.55	$0.73	$1.00	$2.03

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted average shares outstanding:
Shares of common stock	380.59	387.26	384.53	389.13
Dilutive potential shares of common stock	0.60	0.88	0.66	0.83
Total weighted average shares outstanding assuming dilution	381.19	388.14	385.19	389.96

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(In millions)

Net income	$269	$384	$668	$1,194

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	1	(3)	15	3
Net other unrealized gains (losses) on investments	(83)	(70)	424	(717)
Total unrealized gains (losses) on available-for-sale investments	(82)	(73)	439	(714)
Discontinued operations	(34)	(8)	(19)	(13)
Unrealized gains (losses) on cash flow hedges	(4)	5	(1)	(1)
Pension liability	2	3	(52)	12
Foreign currency	(73)	56	(37)	(18)

Other comprehensive income (loss)	(191)	(17)	330	(734)

Comprehensive income	78	367	998	460

Amounts attributable to noncontrolling interests	(39)	(102)	(316)	(327)

Total comprehensive income attributable to Loews Corporation	$39	$265	$682	$133

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2013	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217
Net income	1,194			793			401
Other comprehensive loss	(734)				(660)		(74)
Dividends paid	(444)			(73)			(371)
Issuance of equity securities by subsidiary	337		51		2		284
Purchase of Loews treasury stock	(218)					(218)
Issuance of Loews common stock	4		4
Stock-based compensation	12		(1)				13
Other	(6)		(1)	(1)			(4)
Balance, September 30, 2013	$24,821	$4	$3,648	$15,911	$20	$(228)	$5,466

Balance, January 1, 2014	$24,906	$4	$3,607	$15,508	$339	$-	$5,448
Net income	668			383			285
Other comprehensive income	330				299		31
Dividends paid	(333)			(72)			(261)
Purchases of subsidiary stock from
noncontrolling interests	(83)		(8)				(75)
Purchases of Loews treasury stock	(415)					(415)
Issuance of Loews common stock	5		5
Stock-based compensation	19		9				10
Other	19			(2)			21
Balance, September 30, 2014	$25,116	$4	$3,613	$15,817	$638	$(415)	$5,459

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2014	2013
(In millions)

Operating Activities:

Net income	$668	$1,194
Adjustments to reconcile net income to net cash provided by operating activities, net	1,491	925
Changes in operating assets and liabilities, net:
Receivables	571	146
Deferred acquisition costs	14	(23)
Insurance reserves	(222)	(166)
Other assets	(127)	(64)
Other liabilities	(152)	215
Trading securities	(147)	(898)
Net cash flow operating activities	2,096	1,329

Investing Activities:

Purchases of fixed maturities	(7,457)	(8,205)
Proceeds from sales of fixed maturities	4,005	4,830
Proceeds from maturities of fixed maturities	2,901	2,496
Purchases of equity securities	(44)	(61)
Proceeds from sales of equity securities	23	82
Purchases of limited partnership investments	(218)	(263)
Proceeds from sales of limited partnership investments	133	187
Purchases of property, plant and equipment	(1,595)	(1,307)
Acquisitions	(180)	(235)
Dispositions	1,030	135
Change in short term investments	489	611
Other, net	(52)	(135)
Net cash flow investing activities	(965)	(1,865)

Financing Activities:

Dividends paid	(72)	(73)
Dividends paid to noncontrolling interests	(261)	(371)
Purchases of subsidiary stock from noncontrolling interests	(88)
Purchases of Loews treasury stock	(396)	(228)
Issuance of Loews common stock	5	4
Proceeds from sale of subsidiary stock	4	370
Principal payments on debt	(1,250)	(1,058)
Issuance of debt	1,259	1,953
Other, net	14	(29)
Net cash flow financing activities	(785)	568

Effect of foreign exchange rate on cash	(3)	(3)

Net change in cash	343	29
Cash, beginning of period	294	228
Cash, end of period	$637	$257

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2014 and 2013.

Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2013 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 2.6 million, 1.4 million, 2.2 million and 1.4 million shares were not included in the diluted weighted average shares amounts for the three and nine months ended September 30, 2014 and 2013 due to the exercise price being greater than the average stock price.

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

2.  Acquisitions and Divestitures

Continental Assurance Company (“CAC”) – On August 1, 2014, CNA completed the sale of the common stock of CAC. The sale price is subject to a customary post-closing review by the purchaser. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2014 and 2013.

In connection with the sale of CAC, CNA entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The coinsurance agreement required the transfer of assets with a book value equal to the ceded reserves on the inception date of the contract. Because a substantial portion of the assets supporting these liabilities are held in trust for the benefit of the original cedant, those assets were transferred on a funds withheld basis. Under this approach CNA maintains legal ownership of the assets, but the investment income and realized gains and losses on those assets inure to the reinsurer. As a result, the $31 million (after tax and noncontrolling interests) difference between market value and book value of the funds withheld assets at the coinsurance contract’s inception was recognized in Other operating expenses.

HighMount – In May of 2014, the Company announced that HighMount Exploration & Production LLC (“HighMount”), its natural gas and oil exploration and production subsidiary, was pursuing strategic alternatives, including a potential sale of the business. In the second quarter of 2014, the Company recognized an impairment charge of $259 million ($167 million after tax) related to the excess carrying value of HighMount over the estimated fair value, less costs to sell. The Company measured estimated fair value using an estimated sale price arrived at by assessing market response in the auction process in relation to valuation models provided by HighMount’s financial advisors, which are Level 3 inputs of the fair value hierarchy. On August 7, 2014, the Company entered into an agreement to sell HighMount to privately held affiliates of EnerVest, Ltd. and on September 30, 2014, HighMount was sold for net proceeds of $794 million, subject to customary closing adjustments. HighMount’s bank debt of $480 million was repaid from proceeds of the sale. In the third quarter of 2014, the Company adjusted the previously recognized impairment and reduced the charge by $60 million ($30 million after tax) based on the actual sales price.

See Note 15 for further discussion of discontinued operations.

Evangeline Pipeline System – In October of 2014, Boardwalk Pipeline acquired Chevron Petrochemical Pipeline, LLC, which owns the Evangeline ethylene pipeline system for $295 million in cash, subject to customary adjustments. The purchase price was funded through borrowings under Boardwalk Pipeline’s revolving credit facility. As of September 30, 2014, Boardwalk Pipeline had recorded a $30 million deposit related to this transaction.

Bluegrass Project – As discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Boardwalk Pipeline executed a series of agreements in 2013 with The Williams Companies, Inc. (“Williams”) to develop the Bluegrass Project. In the first quarter of 2014, the Company expensed the previously capitalized project costs related to the development process due to a lack of customer commitments, resulting in a charge of $94 million ($55 million after tax and noncontrolling interests), inclusive of a $10 million charge recorded by Boardwalk Pipeline Partners, LP. This charge was recorded within Other operating expenses on the Consolidated Condensed Statements of Income. In the third quarter of 2014, Boardwalk Pipeline and Williams agreed to dissolve the Bluegrass project entities.

Loews Hotels – In 2014, Loews Hotels has acquired three properties. In July of 2014, Loews Hotels purchased the Loews Chicago O’Hare Hotel, a 556 guestroom hotel, and the Loews Minneapolis Hotel, a 251 guestroom hotel, and in October of 2014, Loews Hotels purchased the Loews Ventana Canyon in Tucson, Arizona, a 398 guestroom hotel, which had been operated by Loews Hotels under a management agreement, for a total cost of approximately $230 million, funded with a combination of cash and property-level debt.

In addition, Loews Hotels has a joint venture interest in the Cabana Bay Beach Resort, an 1,800 guestroom hotel at Universal Orlando, Florida, which opened in March of 2014. Loews Hotels also has commitments of approximately $170 million for the Loews Chicago Hotel, a 400 guestroom hotel being developed and planned to open in early 2015 and approximately $60 million for the development, through a joint venture, of the Loews Sapphire Falls Resort at Universal Orlando, Florida, a 1,000 guestroom hotel, scheduled to open in late 2016.

3.  Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Fixed maturity securities	$453	$461	$1,356	$1,372
Short term investments	1	2	3	5
Limited partnership investments	26	115	229	345
Equity securities	2	3	7	9
Income (loss) from trading portfolio (a)	(24)	30	46	28
Other	7	7	25	19

Total investment income	465	618	1,666	1,778
Investment expenses	(14)	(13)	(41)	(39)

Net investment income	$451	$605	$1,625	$1,739

(a)    Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(19), $25, $46 and $(22) for the three and nine months ended September 30, 2014 and 2013.

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Fixed maturity securities	$39	$2	$58	$22
Equity securities	(3)	(2)	2	(17)
Derivative instruments		(1)	1	(4)
Short term investments and other	1	3	4	6

Investment gains (a)	$37	$2	$65	$7

(a)

Includes gross realized gains of $52, $50, $130 and $129 and gross realized losses of $16, $50, $70 and $124 on available-for-sale securities for the three and nine months ended September 30, 2014 and 2013.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$8	$9	$16
Asset-backed:
Residential mortgage-backed	2	2	4	5
Other asset-backed		1	1	2

Total asset-backed	2	3	5	7

Total fixed maturities available-for-sale	8	11	14	23

Equity securities available-for-sale:
Common stock	2	3	3	5
Preferred stock		2		22

Total equity securities available-for-sale	2	5	3	27

Net OTTI losses recognized in earnings	$10	$16	$17	$50

The amortized cost and fair values of securities are as follows:

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,480	$ 1,704	$40	$19,144
States, municipalities and political subdivisions	11,217	1,295	53	12,459
Asset-backed:
Residential mortgage-backed	4,972	187	13	5,146	$(54)
Commercial mortgage-backed	2,079	87	8	2,158	(2)
Other asset-backed	1,222	13	5	1,230

Total asset-backed	8,273	287	26	8,534	(56)
U.S. Treasury and obligations of government-sponsored enterprises	25	5		30
Foreign government	456	16	1	471
Redeemable preferred stock	39	3		42

Fixed maturities available- for-sale	37,490	3,310	120	40,680	(56)
Fixed maturities, trading	141		17	124

Total fixed maturities	37,631	3,310	137	40,804	(56)

Equity securities:
Common stock	35	11		46
Preferred stock	162	4	1	165

Equity securities available-for-sale	197	15	1	211	-
Equity securities, trading	568	87	112	543

Total equity securities	765	102	113	754	-

Total	$38,396	$ 3,412	$250	$41,558	$(56)

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,352	$1,645	$135	$20,862
States, municipalities and political subdivisions	11,281	548	272	11,557
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	$(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955

Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144
Foreign government	531	15	3	543
Redeemable preferred stock	92	10		102

Fixed maturities available-for-sale	39,275	2,450	528	41,197	(40)
Fixed maturities, trading	151		28	123

Total fixed maturities	39,426	2,450	556	41,320	(40)

Equity securities:
Common stock	36	9		45
Preferred stock	143	1	4	140

Equity securities available-for-sale	179	10	4	185	-
Equity securities, trading	702	119	135	686

Total equity securities	881	129	139	871	-

Total	$40,307	$2,579	$695	$42,191	$(40)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. At September 30, 2014 and December 31, 2013, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $873 million and $478 million. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

September 30, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,726	$23	$402	$17	$2,128	$40
States, municipalities and political subdivisions	176	2	435	51	611	53
Asset-backed:
Residential mortgage-backed	208	3	254	10	462	13
Commercial mortgage-backed	506	4	112	4	618	8
Other asset-backed	507	4	13	1	520	5

Total asset-backed	1,221	11	379	15	1,600	26
U.S. Treasury and obligations of government-sponsored enterprises			5		5
Foreign government	35		8	1	43	1

Total fixed maturity securities	3,158	36	1,229	84	4,387	120
Preferred stock	32	1	1		33	1

Total	$3,190	$37	$1,230	$84	$4,420	$121

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22			640	22
Other asset-backed	269	3			269	3

Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1			13	1
Foreign government	111	3			111	3

Total fixed maturity securities	9,169	384	544	144	9,713	528
Preferred stock	87	4			87	4

Total	$9,256	$388	$544	$144	$9,800	$532

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads, market illiquidity and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2014.

The following table summarizes the activity for the three and nine months ended September 30, 2014 and 2013 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at September 30, 2014 and 2013 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(In millions)

Beginning balance of credit losses on fixed maturity securities	$66	$89	$74	$95
Additional credit losses for securities for which an OTTI loss was previously recognized		1		2
Reductions for securities sold during the period	(2)	(7)	(7)	(14)
Reductions for securities the Company intends to sell or more likely than not will be required to sell			(3)
Ending balance of credit losses on fixed maturity securities	$64	$83	$64	$83

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2014 and December 31, 2013. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	September 30, 2014		December 31, 2013
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$2,329	$2,368	$2,420	$2,455
Due after one year through five years	8,888	9,455	9,496	10,068
Due after five years through ten years	12,446	12,951	11,667	11,954
Due after ten years	13,827	15,906	15,692	16,720
Total	$37,490	$40,680	$39,275	$41,197

Investment Commitments

As of September 30, 2014, the Company had committed approximately $365 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of September 30, 2014, the Company had commitments to purchase or fund additional amounts of $140 million and sell $103 million under the terms of such securities.

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

September 30, 2014	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds	$33	$18,938	$173	$19,144
States, municipalities and political subdivisions		12,379	80	12,459
Asset-backed:
Residential mortgage-backed		4,986	160	5,146
Commercial mortgage-backed		2,061	97	2,158
Other asset-backed		588	642	1,230

Total asset-backed		7,635	899	8,534
U.S. Treasury and obligations of government-sponsored enterprises	27	3		30
Foreign government	47	424		471
Redeemable preferred stock	30	12		42

Fixed maturities available-for-sale	137	39,391	1,152	40,680
Fixed maturities, trading		33	91	124

Total fixed maturities	$137	$39,424	$1,243	$40,804

Equity securities available-for-sale	$141	$53	$17	$211
Equity securities, trading	540		3	543

Total equity securities	$681	$53	$20	$754

Short term investments	$6,047	$612		$6,659
Other invested assets	102	44		146
Receivables		19		19
Life settlement contracts			$86	86
Payable to brokers	(409)	(5)		(414)

December 31, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$33	$20,625	$204	$20,862
States, municipalities and political subdivisions		11,486	71	11,557
Asset-backed:
Residential mortgage-backed		4,640	331	4,971
Commercial mortgage-backed		1,912	151	2,063
Other asset-backed		509	446	955

Total asset-backed		7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28		144
Foreign government	81	462		543
Redeemable preferred stock	45	57		102

Fixed maturities available-for-sale	275	39,719	1,203	41,197
Fixed maturities, trading		43	80	123

Total fixed maturities	$275	$39,762	$1,283	$41,320

Equity securities available-for-sale	$126	$48	$11	$185
Equity securities, trading	678		8	686

Total equity securities	$804	$48	$19	$871

Short term investments	$6,134	$563		$6,697
Other invested assets		54		54
Receivables		3		3
Life settlement contracts			$88	88
Separate account business	9	171	1	181
Payable to brokers	(40)	(1)	(3)	(44)
Assets of discontinued operations	28	2	2	32
Liabilities of discontinued operations		(6)	(2)	(8)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2014	July 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$194		$(1)	$4		$(3)		$(21)	$173
States, municipalities and political subdivisions	79		1						80
Asset-backed:
Residential mortgage-backed	185	$1				(17)	$11	(20)	160
Commercial mortgage-backed	59	2	(2)	28		(21)	31		97
Other asset-backed	626	1	(4)	80		(25)		(36)	642

Total asset-backed	870	4	(6)	108	$-	(63)	42	(56)	899	$-

Fixed maturities available-for-sale	1,143	4	(6)	112		(66)	42	(77)	1,152
Fixed maturities, trading	91								91

Total fixed maturities	$1,234	$4	$(6)	$112	$-	$(66)	$42	$(77)	$1,243	$-

Equity securities available-for-sale	$2		$(1)	$16					$17
Equity securities trading	4			(1)					3

Total equity securities	$6	$-	$(1)	$15	$-	$-	$-	$-	$20	$-

Life settlement contracts	$86	$1				$(1)			$86	$1
Derivative financial instruments, net	-								-	(1)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2013	July 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$202	$1		$6	$(6)	$(8)	$17	$(1)	$211
States, municipalities and political subdivisions	140		$(3)			(15)		(27)	95
Asset-backed:
Residential mortgage-backed	428		(20)	5		(21)		(22)	370	$(1)
Commercial mortgage-backed	165	(1)	(2)	10		(1)		(14)	157
Other asset-backed	387		1	56		(6)		(5)	433	(1)

Total asset-backed	980	(1)	(21)	71	-	(28)	-	(41)	960	(2)
Redeemable preferred stock	25	(1)	1			(25)			-

Fixed maturities available-for-sale	1,347	(1)	(23)	77	(6)	(76)	17	(69)	1,266	(2)
Fixed maturities, trading	87	(8)			(1)				78	(8)

Total fixed maturities	$1,434	$(9)	$(23)	$77	$(7)	$(76)	$17	$(69)	$1,344	$(10)

Equity securities available-for-sale	$13	$(2)	$2						$13	$(2)
Equity securities trading	2								2

Total equity securities	$15	$(2)	$2	$-	$-	$-	$-	$-	$15	$(2)

Life settlement contracts	$91	$3				$(4)			$90
Separate account business	2								2
Derivative financial instruments, net	5	2	$(4)		$(2)	(1)			-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2014	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$204	$2		$30	$(10)	$(13)	$8	$(48)	$173
States, municipalities and political subdivisions	71	1	$3	1	(10)		14		80
Asset-backed:
Residential mortgage-backed	331	(22)	62	47	(174)	(57)	32	(59)	160
Commercial mortgage-backed	151	4	(2)	28	(60)	(23)	43	(44)	97
Other asset-backed	446	2		457	(111)	(115)		(37)	642	$(1)

Total asset-backed	928	(16)	60	532	(345)	(195)	75	(140)	899	(1)

Fixed maturities available-for-sale	1,203	(13)	63	563	(365)	(208)	97	(188)	1,152	(1)
Fixed maturities, trading	80	11							91	11

Total fixed maturities	$1,283	$(2)	$63	$563	$(365)	$(208)	$97	$(188)	$1,243	$10

Equity securities available-for-sale	$11	$3	$(5)	$16	$(8)				$17
Equity securities trading	8			1	(6)				3

Total equity securities	$19	$3	$(5)	$17	$(14)	$-	$-	$-	$20	$-

Life settlement contracts	$88	$23				$(25)			$86	$3
Separate account business	1							$(1)	-
Derivative financial instruments, net	(3)	1		$(2)	$2			2	-	1

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2013	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$219	$2	$(1)	$129	$(96)	$(34)	$43	$(51)	$211	$(2)
States, municipalities and political subdivisions	96	(3)	1	122	(79)	(20)	5	(27)	95
Asset-backed:
Residential mortgage-backed	413	2	(21)	116	(10)	(53)	4	(81)	370	(3)
Commercial mortgage-backed	129		7	88		(10)	21	(78)	157
Other asset-backed	368	3	(1)	230	(132)	(30)		(5)	433	(2)

Total asset-backed	910	5	(15)	434	(142)	(93)	25	(164)	960	(5)
Redeemable preferred stock	26	(1)				(25)			-

Fixed maturities available-for-sale	1,251	3	(15)	685	(317)	(172)	73	(242)	1,266	(7)
Fixed maturities, trading	89	(7)			(4)				78	(7)

Total fixed maturities	$1,340	$(4)	$(15)	$685	$(321)	$(172)	$73	$(242)	$1,344	$(14)

Equity securities available-for-sale	$34	$(22)	$2					$(1)	$13	$(22)
Equity securities trading	7	(5)							2	(5)

Total equity securities	$41	$(27)	$2	$-	$-	$-	$-	$(1)	$15	$(27)

Short term investments	$6				$(6)				$-
Other invested assets	1				(1)				-
Life settlement contracts	100	$14				$(24)			90	$(1)
Separate account business	2								2
Derivative financial instruments, net	5	7	$(6)	$1	(2)	(5)			-	1

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Derivative financial instruments included in Assets and Liabilities of discontinued operations	Discontinued operations, net
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended September 30, 2014 there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2014 there were $24 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2. There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2013. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations relate to HighMount, as discussed in Notes 2 and 15. These balances represent short term investments and derivative assets and liabilities, which are valued using the methodologies and inputs for these asset and liability types described above.

Significant Unobservable Inputs

The tables below present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the table below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available to the Company.

September 30, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

	(In millions)

Assets

Fixed maturity securities	$95	Discounted cash flow	Credit spread	2% – 12% (3%)

Equity securities	18	Market approach	Private offering price	$13 – $4,388 per share
				($554 per share)
Life settlement contracts	86	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% – 743% (193%)

December 31, 2013

Assets

Fixed maturity securities	$142	Discounted cash flow	Credit spread	2% – 20% (4%)

Equity securities	10	Market approach	Private offering price	$360 – $4,268 per share
				($1,148 per share)
Life settlement contracts	88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% – 743% (192%)

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

	Carrying	Estimated Fair Value
September 30, 2014	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Financial Assets:
Other invested assets	$556			$576	$576

Financial Liabilities:
Short term debt	850		$813	51	864
Long term debt	10,040		10,191	420	10,611

December 31, 2013

Financial Assets:
Other invested assets	$508			$515	$515

Financial Liabilities:
Premium deposits and annuity contracts	57			58	58
Short term debt	818		$832	20	852
Long term debt	9,515		9,907	182	10,089
Long term debt included in discontinued operations	500		500		500

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

	September 30, 2014			December 31, 2013

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Foreign exchange:
Currency forwards – short	$133		$(4)	$114	$2	$(1)

Without hedge designation:

Equity markets:
Options – purchased	569	$18		1,561	41
– written	218		(18)	729		(23)
Equity swaps and warrants
– long	12	4		17	9

Interest rate risk:
Credit default swaps
– purchased protection				50		(3)
– sold protection				25
Foreign exchange:
Currency forwards – long				55
– short	181	7		113
Currency options – long	625	13
– short	50
Embedded derivative on funds withheld liability	185		(1)

Discontinued operations:

Interest rate risk:
Interest rate swaps				300		(4)
Commodities:
Forwards – short				180	4	(4)

Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables, Payable to brokers and Assets and Liabilities of discontinued operations on the Consolidated Condensed Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended September 30, 2014 and December 31, 2013.

In connection with the sale of HighMount, as discussed in Note 2, cash flow hedge accounting treatment was discontinued for all of HighMount’s commodity and interest rate swaps in 2014 and a loss of $4 million after tax was reclassified from AOCI into Discontinued operations, net for those hedges where the original forecasted transactions are no longer probable of occurring. In addition, mark-to-market losses of $2 million after tax were recognized on these derivatives in 2014.

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Condensed Statements of Income. Losses of $1 million for the three months ended September 30, 2013 and gains of $1 million and losses of $4 million for the nine months ended September 30, 2014 and 2013 were included in Investment gains (losses). Losses of $7 million and $17 million for the three months ended September 30, 2014 and 2013 and losses of $2 million and $33 million for the nine months ended September 30, 2014 and 2013 were included in Net investment income.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and exposure to foreign currency losses on future foreign currency expenditures. Losses of $6 million and gains of $1 million were recognized in OCI related to these cash flow hedges for the three months ended September 30, 2014 and 2013. Gains of $2 million and losses of $6 million were recognized in OCI related to these cash flow hedges for the nine months ended September 30, 2014 and 2013. For the three months ended September 30, 2013, losses of $5 million were reclassified from AOCI into income. For the nine months ended September 30, 2014 and 2013, gains of $3 million and losses of $3 million were reclassified from AOCI into income. As of September 30, 2014, the estimated amount of net unrealized losses associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $6 million. The net amounts recognized due to ineffectiveness were less than $1 million for the three and nine months ended September 30, 2014 and 2013.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $17 million and $42 million for the three months ended September 30, 2014 and 2013 and $147 million and $146 million for the nine months ended September 30, 2014 and 2013. Catastrophe losses in 2014 related primarily to U.S. weather-related events.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Other.

Three Months Ended September 30, 2014	CNA Specialty	CNA Commercial	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(82)	$57	$(1)	$(26)
Pretax (favorable) unfavorable premium development	(2)	(1)	6	3

Total pretax (favorable) unfavorable net prior year development	$(84)	$56	$5	$(23)

Three Months Ended September 30, 2013

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(74)	$(3)	$(4)	$(81)
Pretax (favorable) unfavorable premium development	(3)	7	1	5

Total pretax (favorable) unfavorable net prior year development	$(77)	$4	$(3)	$(76)

Nine Months Ended September 30, 2014

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(139)	$153	$9	$23
Pretax (favorable) unfavorable premium development	(11)	(25)	6	(30)

Total pretax (favorable) unfavorable net prior year development	$(150)	$128	$15	$(7)

Nine Months Ended September 30, 2013

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$13	$5	$(112)
Pretax (favorable) unfavorable premium development	(16)	(8)	8	(16)

Total pretax (favorable) unfavorable net prior year development	$(146)	$5	$13	$(128)

CNA Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the CNA Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

(In millions)

Medical professional liability	$13	$9	$15	$(11)
Other professional liability and management liability	(9)	(4)	(73)	(28)
Surety	(79)	(76)	(78)	(74)
Other	(7)	(3)	(3)	(17)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(82)	$(74)	$(139)	$(130)

Three Months

2014

Unfavorable development for medical professional liability was primarily related to increased frequency of large medical products liability class action lawsuits in accident years 2012 and prior.

Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2012 and prior.

2013

Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2011 and prior.

Nine Months

2014

Unfavorable development for medical professional liability was primarily related to increased frequency of large medical products liability class action lawsuits in accident years 2012 and prior.

Favorable development for other professional liability and management liability was related to better than expected severity in accident years 2008 through 2011, including favorable outcomes on individual large claims.

Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2012 and prior.

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

CNA Commercial

The following table and discussion provide further detail of the development recorded for the CNA Commercial segment. A significant amount of the unfavorable development for the nine months ended September 30, 2014 relates to business classes which CNA has exited, but also includes Small Business where CNA is taking underwriting actions in an effort to improve profitability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In millions)

Commercial auto	$12	$4	$52	$1
General liability	39	(18)	64	(24)
Workers’ compensation	24	26	74	96
Property and other	(18)	(15)	(37)	(60)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$57	$(3)	$153	$13

Three Months

2014

Overall, unfavorable development for general liability coverages was primarily related to higher than expected severity in accident years 2010, 2011 and 2013. Favorable development was recorded primarily related to lower than expected frequency of large losses in accident years 2005 through 2008.

Overall, unfavorable development for workers’ compensation was primarily related to increased medical severity in accident years 2010 and prior and higher than expected severity related to Defense Base Act (“DBA”) contractors in accident years 2010 through 2013. Favorable development of $26 million was recorded in accident years 1996 and prior related to the commutation of a workers’ compensation reinsurance pool.

Favorable development for property and other first-party coverages was recorded in accident years 2013 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.

2013

Favorable development for general liability coverages was primarily related to better than expected loss emergence in accident years 2005 through 2007 and 2012.

Unfavorable development for workers’ compensation was primarily due to increased frequency and severity on claims related to DBA contractors in accident year 2012.

Favorable development for property and other coverages was primarily related to favorable loss emergence in non-catastrophe losses in accident years 2010 through 2012.

Nine Months

2014

Unfavorable development for commercial auto was primarily related to higher than expected frequency in accident years 2012 and 2013 and higher than expected severity for liability coverages in accident years 2009 through 2013.

Overall, unfavorable development for general liability was primarily related to higher than expected severity in accident years 2010, 2011 and 2013, including unfavorable development in accident year 2013 related to Small Business. Favorable development was recorded primarily related to lower than expected frequency of large losses in accident years 2005 through 2008.

Overall, unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and prior, higher than expected severity related to DBA contractors in accident years 2010 through 2013 and the recognition of losses related to favorable premium development in accident year 2013. Favorable development of $26 million was recorded in accident years 1996 and prior related to the commutation of a workers’ compensation reinsurance pool.

Favorable development for property and other first-party coverages was recorded in accident years 2013 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.

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

7.  Impairment of Long-Lived Assets

In the third quarter of 2014, Diamond Offshore cold stacked a semisubmersible rig and expects to cold stack two additional rigs in the near term. Demand for offshore drilling rigs continues to decline and is exacerbated by an oversupply of rigs including newbuilds scheduled for delivery in 2014 and 2015. Due to these factors, among other things, Diamond Offshore plans to retire and scrap a number of rigs that are currently idle, as well as an additional rig upon completion of its contract term in March of 2015. As a result, Diamond Offshore performed an impairment analysis to determine whether the carrying amount of these assets was recoverable. Based on this analysis, an impairment loss, related to Diamond Offshore’s semisubmersible rigs, was recognized aggregating $109 million ($55 million after tax and noncontrolling interests) for the three and nine months ended September 30, 2014. This impairment loss was recorded within Other operating expenses on the Consolidated Condensed Statements of Income. At September 30, 2014, the fair value of these rigs amounted to $17 million. The fair value was determined through discussions and a nonbinding quote from a rig broker, and for the rig currently under contract using an internally developed income approach, which are Level 3 inputs of the fair value hierarchy.

8.  Income Taxes

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

During the second quarter of 2014, the Appeals Committee in Egypt issued a decision regarding one remaining open item for the years 2006 to 2008. Diamond Offshore has filed an objection with the Egyptian courts and continues to dispute the matter, believing that its position will, more likely than not, be sustained. However, if Diamond Offshore’s position is not sustained, tax expense and related penalties would increase by approximately $50 million related to this issue for the 2006 through 2008 tax years as of September 30, 2014.

In July of 2014, the United Kingdom Finance Act (“Finance Act”) was enacted, with an effective date retroactive to April 1, 2014. Certain provisions of the Finance Act will limit the amount of tax deductions available with respect to rigs operating in the United Kingdom (“U.K.”) under bareboat charter arrangements, which has caused Diamond Offshore’s expected tax expense for the full year of 2014 to increase by approximately $26 million.

During the third quarter of 2014, Diamond Offshore reversed $36 million of reserves for uncertain tax positions, including $6 million for interest and $11 million for penalties, related to a favorable court decision in Brazil resulting in the closure of the 2004 and 2005 tax years, approval from Malaysian tax authorities for the settlement of tax liabilities and penalties for the years 2003 through 2008 and the expiration of the statute of limitations in Mexico for the 2008 tax year.

9.  Debt

CNA Financial

In February of 2014, CNA completed a public offering of $550 million aggregate principal amount of 4.0% senior notes due May 15, 2024. CNA intends to use the net proceeds from this offering to repurchase, redeem, repay or otherwise retire the $549 million outstanding aggregate principal balance of its 5.9% senior notes due December 15, 2014.

Diamond Offshore

In September of 2014, Diamond Offshore repaid at maturity the entire $250 million principal amount of its 5.2% senior notes.

In October of 2014, Diamond Offshore entered into an agreement to increase its revolving credit facility by $500 million. The credit agreement provides for a $1.5 billion revolving credit facility for general corporate purposes, maturing in 2019. As of September 30, 2014, there were no borrowings under the revolving credit facility.

Loews Hotels

In August of 2014, Loews Hotels refinanced the indebtedness on the Miami Beach Hotel by extinguishing the existing $125 million 4.8% mortgage loan and entering into a new $300 million 4.1% mortgage loan due in September of 2024.

10.  Shareholders’ Equity

Accumulated Other Comprehensive Income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2013 and 2014:

							Total
		Unrealized					Accumulated
	OTTI	Gains				Foreign	Other
	Gains	(Losses) on	Discontinued	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	Investments	Operations	Hedges	Liability	Translation	Income (Loss)

(In millions)

Balance, July 1, 2013	$23	$650	$15	$(7)	$(721)	$77	$37
Other comprehensive income (loss) before reclassifications, after tax of $1, $36, $(3), $0, $0 and $0	(4)	(68)	8	1		56	(7)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $2, $8, $(1), $(5) and $0	1	(2)	(16)	4	3		(10)

Other comprehensive income (loss)	(3)	(70)	(8)	5	3	56	(17)
Amounts attributable to noncontrolling interests	1	7		(2)		(6)	-

Balance, September 30, 2013	$21	$587	$7	$(4)	$(718)	$127	$20

Balance, July 1, 2014	$30	$1,062	$30	$(3)	$(478)	$166	$807
Other comprehensive income (loss) before reclassifications, after tax of $(1), $52, $2, $2, $1 and $0	1	(59)	(3)	(4)	(2)	(73)	(140)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $12, $21, $0, $(2) and $0		(24)	(31)		4		(51)

Other comprehensive income (loss)	1	(83)	(34)	(4)	2	(73)	(191)
Amounts attributable to noncontrolling interests	1	8	4	2		7	22

Balance, September 30, 2014	$32	$987	$-	$(5)	$(476)	$100	$638

							Total
		Unrealized					Accumulated
	OTTI	Gains				Foreign	Other
	Gains	(Losses) on	Discontinued	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	Investments	Operations	Hedges	Liability	Translation	Income (Loss)

(In millions)

Balance, January 1, 2013	$18	$1,233	$20	$(4)	$(732)	$143	$678
Other comprehensive income (loss) before reclassifications, after tax of $(2), $382, $(5), $3, $0 and $0	2	(706)	14	(3)		(18)	(711)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $5, $14, $(1), $(10) and $0	1	(11)	(27)	2	12		(23)

Other comprehensive income (loss)	3	(717)	(13)	(1)	12	(18)	(734)
Issuance of equity securities by subsidiary					2		2
Amounts attributable to noncontrolling interests		71		1		2	74

Balance, September 30, 2013	$21	$587	$7	$(4)	$(718)	$127	$20

Balance, January 1, 2014	$23	$622	$(3)	$(4)	$(432)	$133	$339
Transfer to net assets of discontinued operations	(5)	(15)	20				-
Other comprehensive income (loss) before reclassifications, after tax $(8), $(229), $(3), $(1), $1 and $0	15	462	2	1	(2)	(37)	441
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $20, $16, $1, $24 and $0		(38)	(21)	(2)	(50)		(111)

Other comprehensive income (loss)	15	424	(19)	(1)	(52)	(37)	330
Amounts attributable to noncontrolling interests	(1)	(44)	2		8	4	(31)

Balance, September 30, 2014	$32	$987	$-	$(5)	$(476)	$100	$638

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) and cash flow hedges related to discontinued operations	Discontinued operations, net
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Diamond Offshore repurchased 1.9 million shares of its common stock at an aggregate cost of $88 million during the nine months ended September 30, 2014. The Company’s percentage ownership interest in Diamond Offshore increased as a result of these repurchases, from 50.4% to 51.1%. The repurchase price of the shares exceeded the Company’s carrying value, resulting in a decrease to Additional paid-in capital of $8 million.

Treasury Stock

The Company repurchased 9.6 million and 4.9 million shares of Loews common stock at aggregate costs of $415 million and $218 million during the nine months ended September 30, 2014 and 2013.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Service cost	$5	$6	$13	$18
Interest cost	37	34	111	101
Expected return on plan assets	(52)	(49)	(157)	(148)
Amortization of unrecognized net loss	7	12	22	40
Regulatory asset decrease		4	1	4

Net periodic benefit cost	$(3)	$7	$(10)	$15

	Other Postretirement Benefits

	Three Months Ended		Nine months ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Service cost		$1		$1
Interest cost	$1	1	$3	3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized net loss		1		1
Amortization of unrecognized prior service benefit	(2)	(6)	(15)	(19)
Curtailment gain			(86)

Net periodic benefit cost	$(2)	$(4)	$(101)	$(17)

In the second quarter of 2014, CNA eliminated certain postretirement medical benefits associated with the CNA Health and Group Benefits Program. This change was a negative plan amendment and also resulted in an $86 million curtailment gain which is included in Other operating expenses in the Consolidated Condensed Statements of Income. In connection with the plan amendment, CNA remeasured the plan benefit obligation which resulted in a decrease to the discount rate used to determine the benefit obligation from 3.6% to 3.1%.

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

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 38 drilling rigs, excluding six mid-water rigs that Diamond Offshore plans to retire and scrap, and including four newbuild rigs, which are under construction and one rig being constructed utilizing the hull of one of Diamond Offshore’s existing mid-water floaters. On September 30, 2014, Diamond Offshore’s drilling rigs were located offshore nine countries in addition to the United States.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas and NGLs and gathering and processing of natural gas. This segment consists of interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana, with approximately 14,625 miles of pipeline.

Loews Hotels operates a chain of 21 hotels, 20 of which are in the United States and one of which is in Canada.

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

The HighMount and CAC businesses are reported as discontinued operations in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2014 and 2013. See Notes 2 and 15 for further discussion of discontinued operations.

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

(In millions)

Revenues (a):

CNA Financial:
CNA Specialty	$987	$996	$2,959	$2,906
CNA Commercial	985	1,062	3,053	3,267
Life & Group Non-Core	343	300	990	918
Other	96	100	312	272

Total CNA Financial	2,411	2,458	7,314	7,363
Diamond Offshore	737	706	2,148	2,198
Boardwalk Pipeline	279	288	931	921
Loews Hotels	126	95	343	290
Corporate and other	(30)	50	68	59

Total	$3,523	$3,597	$10,804	$10,831

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
CNA Specialty	$290	$283	$771	$718
CNA Commercial	99	200	306	559
Life & Group Non-Core	(52)	(83)	(91)	(190)
Other	(42)	(26)	(25)	(91)

Total CNA Financial	295	374	961	996
Diamond Offshore	82	131	362	593
Boardwalk Pipeline	28	60	105	226
Loews Hotels		(2)	14
Corporate and other	(66)	13	(43)	(36)

Total	$339	$576	$1,399	$1,779

Net income (loss) (a):

CNA Financial:
CNA Specialty	$174	$170	$462	$427
CNA Commercial	61	119	186	328
Life & Group Non-Core	(19)	(33)	(6)	(69)
Other	(28)	(11)	(19)	(51)

Total CNA Financial	188	245	623	635
Diamond Offshore	25	44	136	213
Boardwalk Pipeline	8	19	7	74
Loews Hotels		1	8	2
Corporate and other	(42)	9	(27)	(23)

Income from continuing operations	179	318	747	901
Discontinued operations, net	29	(36)	(364)	(108)

Total	$208	$282	$383	$793

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
CNA Specialty	$3	$2	$10	$ (1)
CNA Commercial	3	3	8	(5)
Life & Group Non-Core	30	(3)	42	6
Other	1		5	7

Total	$37	$2	$65	$7

Net income (loss):

CNA Financial:
CNA Specialty	$2		$6	$(1)
CNA Commercial	3	$1	5	(3)
Life & Group Non-Core	20	(2)	26	4
Other	(1)	2	2	5

Total	$24	$1	$39	$5

13.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

14.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA has agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements may include provisions that survive indefinitely. As of September 30, 2014, the aggregate amount of quantifiable guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans was $375 million and $324 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2014, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In the normal course of business, CNA also provided indemnifications, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.9 billion at September 30, 2014. CNA does not believe a payable is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Diamond Offshore

In July of 2014, Diamond Offshore was notified by Petróleo Brasileiro S.A., (“Petrobras”) that it is challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009. If Petrobras is ultimately assessed such withholding taxes, it will seek reimbursement from Diamond Offshore for the portion allocable to its drilling rigs. Diamond Offshore disputes any basis for Petrobras to obtain such reimbursement and has notified Petrobras of its position and intends to pursue all legal remedies available to defend any reimbursement claims against it vigorously. However, if Diamond Offshore’s position is not sustained, the amount of such reimbursement could be material.

15.  Discontinued Operations

As discussed in Note 2, HighMount and the CAC business are classified and presented as discontinued operations.

The Consolidated Condensed Statements of Income include discontinued operations of HighMount for the three and nine months ended September 30, 2014 and 2013, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Other revenue, primarily operating	$49	$61	$150	$195

Total	49	61	150	195

Expenses:
Other operating expenses
Impairment of natural gas and oil properties		65	29	210
Operating	54	52	165	162
Interest	3	4	8	13

Total	57	121	202	385

Loss before income tax	(8)	(60)	(52)	(190)
Income tax benefit	3	22	2	69

Results of discontinued operations, net of income tax	(5)	(38)	(50)	(121)
Impairment loss, net of tax (expense) benefit of $(30) and $62	30		(137)

Income (loss) from discontinued operations	$25	$(38)	$(187)	$(121)

The Consolidated Condensed Statements of Income include discontinued operations of the CAC business for the three and nine months ended September 30, 2014 and 2013, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Net investment income	$14	$42	$94	$128
Investment gains	1	3	3	8
Other		1		1

Total revenues	$15	$46	$97	$137

Expenses:
Insurance claims and policyholders’ benefits	12	36	75	105
Other operating expenses		6	2	8

Total	12	42	77	113

Income before income tax	3	4	20	24
Income tax expense	(2)	(3)	(6)	(10)

Results of discontinued operations, net of income tax	1	1	14	14
Loss on sale, net of tax (expense) benefit of $(1) and $40	3		(211)
Amounts attributable to noncontrolling interests		1	20	(1)

Income (loss) from discontinued operations	$4	$2	$(177)	$13

The following table presents the assets and liabilities of HighMount reported as discontinued operations as of December 31, 2013:

	HighMount	Eliminations	Total

(In millions)

Assets:

Investments, including cash	$29		$29
Receivables	143	$ (120)	23
Property, plant and equipment	974		974
Deferred income taxes	517	(517)	-
Other assets	15		15

Total assets of discontinued operations	$1,678	$ (637)	$1,041

Liabilities:

Short term debt	$21		$21
Long term debt	481		481
Other liabilities	130		130

Total liabilities of discontinued operations	$632	$ -	$632

16.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2014 and December 31, 2013, and consolidating statements of income information for the three and nine months ended September 30, 2014 and 2013. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk	Loews	Corporate
September 30, 2014	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,320	$1,043		$76	$5,205		$52,644
Cash	247	26	$7	7	350		637
Receivables	7,313	543	84	39	294	$(88)	8,185
Property, plant and equipment	271	6,076	7,391	611	62		14,411
Deferred income taxes				3	278	(281)	-
Goodwill	118	20	215				353
Investments in capital stocks of subsidiaries					16,779	(16,779)	-
Other assets	783	329	326	202	18	14	1,672
Deferred acquisition costs of insurance subsidiaries	627						627

Total assets	$55,679	$8,037	$8,023	$938	$22,986	$(17,134)	$78,529

Liabilities and Equity:

Insurance reserves	$36,095						$36,095
Payable to brokers	135	$4			$524		663
Short term debt	549	250		$51			850
Long term debt	2,559	1,981	$3,410	422	1,679		10,051
Deferred income taxes	38	504	691	38		$(241)	1,030
Other liabilities	3,300	803	418	32	285	(114)	4,724

Total liabilities	42,676	3,542	4,519	543	2,488	(355)	53,413

Total shareholders’ equity	11,673	2,309	1,561	395	20,498	(16,779)	19,657
Noncontrolling interests	1,330	2,186	1,943				5,459

Total equity	13,003	4,495	3,504	395	20,498	(16,779)	25,116

Total liabilities and equity	$55,679	$8,037	$8,023	$938	$22,986	$(17,134)	$78,529

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk	Loews	Corporate
December 31, 2013	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,107	$2,061		$43	$4,734		$52,945
Cash	195	36	$29	10	24		294
Receivables	8,666	498	97	28	74	$(25)	9,338
Property, plant and equipment	282	5,472	7,296	430	44		13,524
Deferred income taxes	244			3		(247)	-
Goodwill	119	20	215	3			357
Assets of discontinued operations					1,678	(637)	1,041
Investments in capital stocks of subsidiaries					17,264	(17,264)	-
Other assets	741	305	360	183	7	39	1,635
Deferred acquisition costs of insurance subsidiaries	624						624
Separate account business	181						181

Total assets	$57,159	$8,392	$7,997	$700	$23,825	$(18,134)	$79,939

Liabilities and Equity:

Insurance reserves	$38,394						$38,394
Payable to brokers	85	$1			$48		134
Short term debt	549	250		$20			819
Long term debt	2,011	2,230	$3,424	182	1,678		9,525
Deferred income taxes		516	689	41	195	$(725)	716
Liabilities of discontinued operations					632		632
Other liabilities	3,323	734	427	23	690	(565)	4,632
Separate account business	181						181

Total liabilities	44,543	3,731	4,540	266	3,243	(1,290)	55,033

Total shareholders’ equity	11,354	2,362	1,570	434	20,582	(16,844)	19,458
Noncontrolling interests	1,262	2,299	1,887				5,448

Total equity	12,616	4,661	3,457	434	20,582	(16,844)	24,906

Total liabilities and equity	$57,159	$8,392	$7,997	$700	$23,825	$(18,134)	$79,939

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk	Loews	Corporate
Nine Months Ended September 30, 2014	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$5,427						$5,427
Net investment income	1,556	$1			$68		1,625
Intercompany interest and dividends					647	$(647)	-
Investment gains	65						65
Contract drilling revenues		2,063					2,063
Other revenues	266	84	$931	$343			1,624

Total	7,314	2,148	931	343	715	(647)	10,804

Expenses:

Insurance claims and policyholders’ benefits	4,241						4,241
Amortization of deferred acquisition costs	996						996
Contract drilling expenses		1,165					1,165
Other operating expenses	978	575	705	320	56		2,634
Interest	138	46	121	9	55		369

Total	6,353	1,786	826	329	111	-	9,405

Income before income tax	961	362	105	14	604	(647)	1,399
Income tax (expense) benefit	(268)	(84)	(5)	(6)	16		(347)

Income from continuing operations	693	278	100	8	620	(647)	1,052
Discontinued operations, net	(197)				(187)		(384)

Net income	496	278	100	8	433	(647)	668
Amounts attributable to noncontrolling interests	(50)	(142)	(93)				(285)

Net income attributable to Loews Corporation	$446	$136	$7	$8	$433	$ (647)	$383

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk	Loews	Corporate
Nine Months Ended September 30, 2013	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$5,389						$5,389
Net investment income	1,680	$1			$58		1,739
Intercompany interest and dividends					547	$(547)	-
Investment gains	7						7
Contract drilling revenues		2,136					2,136
Other revenues	287	61	$921	$290	1		1,560

Total	7,363	2,198	921	290	606	(547)	10,831

Expenses:

Insurance claims and policyholders’ benefits	4,259						4,259
Amortization of deferred acquisition costs	1,004						1,004
Contract drilling expenses		1,164					1,164
Other operating expenses	979	423	573	282	52		2,309
Interest	125	18	122	8	43		316

Total	6,367	1,605	695	290	95	-	9,052

Income before income tax	996	593	226	-	511	(547)	1,779
Income tax (expense) benefit	(290)	(154)	(49)	2	13		(478)

Income from continuing operations	706	439	177	2	524	(547)	1,301
Discontinued operations, net	14				(121)		(107)

Net income	720	439	177	2	403	(547)	1,194
Amounts attributable to noncontrolling interests	(72)	(226)	(103)				(401)

Net income attributable to Loews Corporation	$648	$213	$74	$2	$403	$(547)	$793

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

Consolidated Financial Results

Income from continuing operations for the 2014 third quarter was $179 million, or $0.47 per share, compared to $318 million, or $0.82 per share, in the 2013 third quarter. Net income for the three months ended September 30, 2014 was $208 million, or $0.55 per share, compared to $282 million, or $0.73 per share, in the prior year period. Income from continuing operations decreased primarily due to lower earnings at CNA and Diamond Offshore and a decline in parent company investment income primarily attributable to limited partnership and equity based investments.

CNA’s earnings declined primarily due to lower net investment income, driven by limited partnerships; reduced favorable net prior year development; and a $31 million loss (after tax and noncontrolling interests) on a coinsurance transaction related to the August 1, 2014 sale of CNA’s annuity and pension deposit business. These decreases were partially offset by lower catastrophes.

Diamond Offshore’s earnings decreased primarily due to lower rig utilization and an impairment loss of $55 million (after tax and noncontrolling interests) related to the carrying value of six semisubmersible rigs, partially offset by two newbuild rigs commencing work in the current year.

Boardwalk Pipeline’s earnings decreased primarily due to a gain on the sale of storage gas of $13 million in 2013 and higher operations, maintenance and depreciation expense in 2014.

Discontinued operations for the three months ended September 30, 2014 include a $30 million (after tax) adjustment to reduce the previously recognized impairment charge for the sale of HighMount Exploration & Production, LLC (“HighMount”). Additionally, discontinued operations in 2013 included a ceiling test impairment charge of $42 million (after tax) at HighMount.

Income from continuing operations for the nine months ended September 30, 2014 was $747 million, or $1.94 per share, compared to $901 million, or $2.31 per share in the prior year period. Net income for the nine months ended September 30, 2014 was $383 million, or $1.00 per share, compared to $793 million, or $2.03 per share, in the prior year period. Income from continuing operations decreased primarily due to lower earnings at CNA, Diamond Offshore and Boardwalk Pipeline.

CNA’s earnings were impacted by lower net investment income as a result of reduced limited partnership income and reduced favorable net prior year development, partially offset by improved current accident year underwriting results and a curtailment gain of $50 million (after tax and noncontrolling interests) related to the re-measurement of postretirement benefit obligations.

Diamond Offshore’s earnings decreased primarily due to lower utilization, the impairment charge as discussed above and increased interest expense.

Boardwalk Pipeline’s earnings decreased primarily due to a $55 million charge (after tax and noncontrolling interests) related to the write-off of all previously capitalized costs incurred by the Company and Boardwalk Pipeline for the proposed Bluegrass project.

Discontinued operations for the nine months ended September 30, 2014 include impairment charges related to the sale of HighMount and CNA’s annuity and pension deposit business as well as the operations of those businesses. Additionally, discontinued operations in 2013 included a ceiling test impairment charge of $134 million (after tax) at HighMount.

Book value per share increased to $52.01 at September 30, 2014 from $50.25 at December 31, 2013 and $49.99 at September 30, 2013. Book value per share excluding Accumulated other comprehensive income (“AOCI”) increased to $50.32 at September 30, 2014 from $49.38 at December 31, 2013 and $49.94 at September 30, 2013.

Discontinued Operations

On August 1, 2014, CNA closed the previously announced sale of the common stock of Continental Assurance Company (“CAC”). In connection with the sale, we recorded a loss of $189 million (after tax and noncontrolling interests), which is reflected as discontinued operations in the Consolidated Condensed Statements of Income.

In connection with the sale of CAC, CNA entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the funds withheld basis used in this transaction, we recognized a loss of $31 million (after tax and noncontrolling interests).

In May of 2014, the Company announced that HighMount, its natural gas and oil exploration and production subsidiary, was pursuing strategic alternatives, including a potential sale of the business. In the second quarter of 2014, the Company recognized an impairment charge of $259 million ($167 million after tax) related to the excess carrying value of HighMount over the estimated fair value, less costs to sell. The Company measured estimated fair value using an estimated sale price arrived at by assessing market response in the auction process in relation to valuation models provided by HighMount’s financial advisors, which are Level 3 inputs of the fair value hierarchy. On August 7, 2014, the Company entered into an agreement to sell HighMount to privately held affiliates of

EnerVest, Ltd. and on September 30, 2014, HighMount was sold for net proceeds of $794 million, subject to customary closing adjustments. HighMount’s bank debt of $480 million was repaid from proceeds of the sale. In the third quarter of 2014, the Company adjusted the previously recognized impairment and reduced the charge by $60 million ($30 million after tax) based on the actual sales price.

Pension Settlement

In the third quarter of 2014, CNA offered a limited-time lump sum payment opportunity to the majority of the terminated vested participants in the CNA Retirement Plan (“the Plan”). Participants that elect to accept the lump sum offer will receive payment from the Plan’s assets in December of 2014. The lump sum settlements will reduce CNA’s risk and volatility related to funding the Plan.

We expect to record a settlement charge in the fourth quarter of 2014. The high end of the estimated range of the charge, which is dependent on the rate of participant acceptance, is approximately $60 million (after tax and noncontrolling interests). This charge will affect Income from continuing operations as it will recognize amounts already included in Accumulated other comprehensive income, but it will have no effect on Total shareholders’ equity.

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

—	Insurance Reserves
—	Reinsurance and Other Receivables
—	Litigation
—	Valuation of Investments and Impairment of Securities
—	Long Term Care Products
—	Pension and Postretirement Benefit Obligations
—	Impairment of Long-Lived Assets
—	Goodwill
—	Income Taxes

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2014 and 2013 as presented in Note 16 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(In millions)

Revenues:
Insurance premiums	$1,810	$1,825	$5,427	$5,389
Net investment income	480	555	1,556	1,680
Investment gains	37	2	65	7
Other revenues	84	76	266	287
Total	2,411	2,458	7,314	7,363
Expenses:
Insurance claims and policyholders’ benefits	1,354	1,378	4,241	4,259
Amortization of deferred acquisition costs	332	341	996	1,004
Other operating expenses	382	323	978	979
Interest	48	42	138	125
Total	2,116	2,084	6,353	6,367
Income before income tax	295	374	961	996
Income tax expense	(86)	(101)	(268)	(290)
Income from continuing operations	209	273	693	706
Discontinued operations, net	4	1	(197)	14
Net income	213	274	496	720
Amounts attributable to noncontrolling interests	(21)	(27)	(50)	(72)
Net income attributable to Loews Corporation	$192	$247	$446	$648

Three Months Ended September 30, 2014 Compared to 2013

Income from continuing operations decreased $64 million for the three months ended September 30, 2014 as compared with the same period in 2013, due to lower net investment income, driven by reduced limited partnership income, lower favorable net prior year development and a $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction, partially offset by lower catastrophe losses. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2014 Compared to 2013

Income from continuing operations decreased $13 million for the nine months ended September 30, 2014 as compared with the same period in 2013, due to lower net investment income, primarily driven by reduced limited partnership income. Lower favorable net prior year development, a $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction related to the sale of CNA’s annuity and pension deposit business, and a 2013 legal settlement benefit of $27 million (after tax and noncontrolling interests) also contributed to the decline in results. These decreases were partially offset by improved current accident year underwriting results and a $50 million (after tax and noncontrolling interests) postretirement plan curtailment gain.

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

The following tables summarize the results of CNA’s property and casualty operations for the three and nine months ended September, 2014 and 2013:

Three Months Ended September 30, 2014	CNA Specialty	CNA Commercial	Hardy	Total
(In millions, except %)

Net written premiums	$766	$709	$85	$1,560
Net earned premiums	775	808	88	1,671
Net investment income	133	163	2	298
Net operating income (loss)	172	58	(14)	216
Net realized investment gains	2	3		5
Net income (loss)	174	61	(14)	221

Ratios:
Loss and loss adjustment expense	51.4%	73.4%	65.7%	62.8%
Expense	29.9	34.7	47.2	33.1
Dividend	0.3	0.2		0.2
Combined	81.6%	108.3%	112.9%	96.1%

Three Months Ended September 30, 2013

Net written premiums	$778	$760	$81	$1,619
Net earned premiums	768	832	86	1,686
Net investment income	159	219	1	379
Net operating income	170	118	11	299
Net realized investment gains		1		1
Net income	170	119	11	300

Ratios:
Loss and loss adjustment expense	55.6%	67.9%	40.5%	60.9%
Expense	29.4	34.8	44.6	32.9
Dividend	0.3	0.3		0.2
Combined	85.3%	103.0%	85.1%	94.0%

Nine Months Ended September 30, 2014

Net written premiums	$2,304	$2,387	$290	$4,981
Net earned premiums	2,286	2,447	278	5,011
Net investment income	445	569	4	1,018
Net operating income (loss)	456	181	(12)	625
Net realized investment gains (losses)	6	5	(1)	10
Net income (loss)	462	186	(13)	635

Ratios:
Loss and loss adjustment expense	57.1%	76.4%	53.1%	66.3%
Expense	30.1	34.4	47.4	33.2
Dividend	0.2	0.2		0.2
Combined	87.4%	111.0%	100.5%	99.7%

Nine Months Ended September 30, 2013	CNA Specialty	CNA Commercial	Hardy	Total

(In millions, except %)

Net written premiums	$2,337	$2,504	$274	$5,115
Net earned premiums	2,237	2,509	226	4,972
Net investment income	480	680	3	1,163
Net operating income	428	331	2	761
Net realized investment gains (losses)	(1)	(3)	1	(3)
Net income	427	328	3	758

Ratios:
Loss and loss adjustment expense	60.1%	72.1%	47.3%	65.6%
Expense	29.8	34.9	48.1	33.2
Dividend	0.2	0.2		0.2

Combined	90.1%	107.2%	95.4%	99.0%

Three Months Ended September 30, 2014 Compared to 2013

Net written premiums decreased $59 million for the three months ended September 30, 2014 as compared with the same period in 2013, driven by a decreased level of new business and underwriting actions taken in certain business classes, partially offset by continued rate increases in CNA Commercial. Net earned premiums decreased $15 million for the three months ended September 30, 2014 as compared with the same period in 2013, consistent with the decrease in net written premiums over recent quarters in CNA Commercial.

CNA Specialty’s average rate increased 3% for the three months ended September 30, 2014 as compared with an increase of 6% for the three months ended September 30, 2013, for the policies that renewed in each period. Retention of 84% and 85% was achieved in each period. CNA Commercial’s average rate increased 4% for the three months ended September 30, 2014 as compared with an increase of 8% for the three months ended September 30, 2013, for the policies that renewed in each period. Retention of 74% and 72% was achieved in each period. Hardy’s average rate decreased 6% for the three months ended September 30, 2014 as compared with a decrease of 4% for the three months ended September 30, 2013 for the policies that renewed in each period. Retention of 67% and 76% was achieved in each period.

Net operating income decreased $83 million for the three months ended September 30, 2014 as compared with the same period in 2013. The decrease in net operating income was due to lower net investment income in CNA Commercial and CNA Specialty, higher unfavorable net prior year development in CNA Commercial and a decline in underwriting results in Hardy, partially offset by improved underwriting results in CNA Specialty. Catastrophe losses were $9 million (after tax and noncontrolling interests) for the three months ended September 30, 2014 as compared to catastrophe losses of $25 million (after tax and noncontrolling interests) for the same period in 2013.

Favorable net prior year development of $22 million and $78 million was recorded for the three months ended September 30, 2014 and 2013. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s combined ratio decreased 3.7 points for the three months ended September 30, 2014 as compared with the same period in 2013. The loss ratio decreased 4.2 points, primarily due to an improved current accident year loss ratio, including lower catastrophe losses and increased favorable net prior year development.

CNA Commercial’s combined ratio increased 5.3 points for the three months ended September 30, 2014 as compared with the same period in 2013. The loss ratio increased 5.5 points, primarily due to higher unfavorable net prior year development.

Hardy’s combined ratio increased 27.8 points for the three months ended September 30, 2014 as compared with the same period in 2013. The loss ratio increased 25.2 points driven by several large aviation losses and higher than expected underlying losses in the current accident year. The expense ratio increased 2.6 points driven by costs related to moving to a service company operating model, including real estate costs, as well as the effect of foreign currency exchange rates.

Nine Months Ended September 30, 2014 Compared to 2013

Net written premiums decreased $134 million for the nine months ended September 30, 2014 as compared with the same period in 2013, driven by a decreased level of new business and underwriting actions taken in certain business classes, partially offset by continued rate increases in CNA Commercial and reduced reinsurance cost in Hardy. Net earned premiums increased $39 million for the nine months ended September 30, 2014 as compared with the same period in 2013, primarily driven by CNA Specialty and Hardy, partially offset by the decrease in net written premiums over recent quarters for CNA Commercial.

CNA Specialty’s average rate increased 3% for the nine months ended September 30, 2014 as compared with an increase of 6% for the nine months ended September 30, 2013, for the policies that renewed in each period. Retention of 85% was achieved in each period. CNA Commercial’s average rate increased 5% for the nine months ended September 30, 2014 as compared with an increase of 9% for the nine months ended September 30, 2013, for the policies that renewed in each period. Retention of 73% and 75% was achieved in each period. Hardy’s average rate decreased 6% for the nine months ended September 30, 2014 as compared with a decrease of 1% for the nine months ended September 30, 2013 for the policies that renewed in the period. Retention of 73% and 72% was achieved in each period.

Net operating income decreased $136 million for the nine months ended September 30, 2014 as compared with the same period in 2013. The decrease in net operating income was primarily due to higher unfavorable net prior year development in CNA Commercial, lower net investment income, a 2013 legal settlement benefit of $27 million (after tax and noncontrolling interests) in CNA Commercial and current accident year underwriting results in Hardy, partially offset by improved underwriting results in CNA Specialty. Catastrophe losses were $85 million (after tax and noncontrolling interests) for the nine months ended September 30, 2014 as compared to catastrophe losses of $86 million (after tax and noncontrolling interests) for the same period in 2013.

Favorable net prior year development of $6 million and $129 million was recorded for the nine months ended September 30, 2014 and 2013. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA Specialty’s combined ratio decreased 2.7 points for the nine months ended September 30, 2014 as compared with the same period in 2013. The loss ratio decreased 3.0 points, due to an improved current accident year loss ratio.

CNA Commercial’s combined ratio increased 3.8 points for the nine months ended September 30, 2014 as compared with the same period in 2013. The loss ratio increased 4.3 points, primarily due to higher unfavorable net prior year development, partially offset by an improved non-catastrophe current accident year loss ratio.

Hardy’s combined ratio increased 5.1 points for the nine months ended September 30, 2014 as compared with the same period in 2013. The loss ratio increased 5.8 points, due to deterioration in the non-catastrophe current accident year loss ratio.

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

The following tables summarize the results of CNA’s Life & Group Non-Core and Other operations for the three and nine months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014	Life & Group Non-Core	Other	Total

(In millions)

Net earned premiums	$ 139		$ 139
Net investment income	177	$ 5	182
Net operating loss	(39)	(13)	(52)
Net realized investment gains (losses)	20	(1)	19
Net loss from continuing operations	(19)	(14)	(33)

Three Months Ended September 30, 2013

Net earned premiums	$ 140		$ 140
Net investment income	167	$ 9	176
Net operating loss	(31)	(24)	(55)
Net realized investment gains (losses)	(2)	2	–
Net loss from continuing operations	(33)	(22)	(55)

Nine Months Ended September 30, 2014

Net earned premiums	$ 417		$ 417
Net investment income	521	$ 17	538
Net operating loss	(32)	(9)	(41)
Net realized investment gains	26	3	29
Net loss from continuing operations	(6)	(6)	(12)

Nine Months Ended September 30, 2013

Net earned premiums	$ 419		$ 419
Net investment income	492	$ 25	517
Net operating loss	(73)	(58)	(131)
Net realized investment gains	4	4	8
Net loss from continuing operations	(69)	(54)	(123)

Three Months Ended September 30, 2014 Compared to 2013

Results from continuing operations increased $22 million for the three months ended September 30, 2014 as compared with the same period in 2013, primarily driven by net realized investment gains and improved results in CNA’s long term care business which benefited from favorable morbidity, rate increase actions and higher net investment income. There was also a reduction in the allowance for uncollectible reinsurance receivables arising from a change in estimate in 2014. These favorable items were partially offset by a $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction related to the sale of CNA’s annuity and pension deposit business and higher interest expense from a new debt issuance in February 2014 in advance of the December 2014 maturity of CNA’s existing debt.

Nine Months Ended September 30, 2014 Compared to 2013

Results from continuing operations increased $111 million for the nine months ended September 30, 2014 as compared with the same period in 2013, primarily due to the same reasons discussed above for the three month comparison. In addition, results in 2014 included a $50 million (after tax and noncontrolling interests) gain related to a postretirement plan curtailment as further discussed in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Diamond Offshore

Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 38 offshore drilling rigs, excluding six mid-water rigs that it plans to retire and scrap. During the final quarter of 2014, Diamond Offshore expects to take delivery of two ultra-deepwater drillships, the Ocean BlackHornet and Ocean BlackRhino, as well as the deepwater semisubmersible Ocean Apex. The remaining ultra-deepwater drillship, the

Ocean BlackLion, and the harsh environment, ultra-deepwater semisubmersible Ocean GreatWhite are expected to be delivered in 2015 and 2016.

Diamond Offshore has recently entered into term drilling contracts for its newbuild ultra-deepwater drillships Ocean BlackRhino and Ocean BlackLion in the Gulf of Mexico. The contracts have been signed and become effective upon Diamond Offshore’s customer’s obtaining full project sanction from partners. Once the contracts become effective, the Ocean BlackLion is expected to commence operations in the fourth quarter of 2015 under a four-year commitment and the Ocean BlackRhino is expected to begin working in the fourth quarter of 2016 under a three-year commitment. Both drillships have a contract operating dayrate of $400,000 per day. With these contracts, all of Diamond Offshore’s newbuild rigs have now been contracted for future work.

In addition, the Ocean Patriot completed its North Sea enhancement project and contract preparation work in mid-October 2014 and is ready to begin operations in the North Sea. The Ocean Apex is expected to commence drilling operations in Vietnam in early 2015. The Ocean Confidence is currently undergoing a service-life-extension project in the Canary Islands, and is expected to be available for drilling service early in the second quarter of 2015.

The offshore drilling industry has experienced increasingly adverse market conditions, generally resulting in reduced demand for offshore drilling rigs by Diamond Offshore’s customers and an oversupply of rigs available for charter. These conditions are expected to continue at least for the near term and possibly longer. These adverse conditions are the result of numerous factors, including numerous newbuilds entering the market, increased sublet activity by operators who have contracted rigs for periods greater than the requirements of their current drilling programs, a general reduction in offshore exploration budgets by oil and gas companies, declining commodity and petroleum product prices and increased regulatory requirements. In declining markets, rig tenders by customers may be for shorter terms or on a well-to-well basis and increased competition for the tenders may drive down contract dayrates. It is also not unusual for adverse market conditions to result in the migration of some ultra-deepwater rigs to work in deepwater and, likewise, some deepwater rigs to compete against mid-water units, or even ultra-deepwater rigs to work in some mid-water markets. This could continue to have an adverse impact on Diamond Offshore’s lower specification mid-water rigs, as indicated by the retirement and scrapping of six of Diamond Offshore’s mid-water semisubmersible rigs. Industry analysts predict dayrates to decline further as competition to keep rigs active continues to intensify, particularly in the Gulf of Mexico and West Africa markets, and also predict depressed market conditions to continue through at least 2015 and likely into 2016.

Globally, the ultra-deepwater and deepwater floater markets have continued to weaken. The continuing oversupply of rigs and stagnating demand have resulted in further declines in dayrates, the stacking of rigs in all asset classes and the anticipated scrapping of some older, lower specification rigs. During the first three quarters of 2014, there have been few bidding opportunities and the outlook for the remainder of the year and into 2015 remains pessimistic. Competition for a limited number of jobs has been intense, with numerous offshore drillers vying for the same opportunities and with some competitors bidding multiple rigs on the same bid.

Newbuild rig deliveries and established rigs coming off contract continue to fuel an oversupply of floaters in both the ultra-deepwater and deepwater markets. Based on industry data, there are approximately 62 competitive, or non-owner-operated, newbuild floaters on order, and an estimated 29 additional rigs potentially to be built on behalf of Petróleo Brasileiro S.A., (“Petrobras”), which is currently Diamond Offshore’s largest single customer based on annual consolidated revenues. Based on industry reports, of the competitive rigs, 21 of the 39 newbuilds scheduled for delivery in the fourth quarter of 2014 and in 2015, as well as nine of the 14 newbuilds scheduled for delivery in 2016, are not yet contracted for future work. Seven of the eight newbuilds scheduled for delivery in 2017, as well as the one newbuild on order for delivery in 2018, have also not yet been contracted. The influx of newbuilds into the market, combined with established rigs coming off contract during 2014 and 2015, is expected to contribute to the further weakening of the ultra-deepwater and deepwater floater markets.

Conditions in the mid-water market have varied by region, but have generally been adversely impacted by lower demand, the waterfall effect of declining dayrates in the ultra-deepwater and deepwater markets, the challenges experienced by lower specification rigs in this segment as a result of growing regulatory demands and more complex customer specifications, and the migration of some deepwater and ultra-deepwater units to compete against mid-water rigs. As higher specification rigs take the place of lower specification rigs, some lower specification rigs are expected to be cold stacked or ultimately scrapped.

Impact of changes in tax laws or their interpretation

Diamond Offshore operates through various subsidiaries in a number of countries throughout the world. As a result, it is subject to highly complex tax laws, treaties and regulations in the jurisdictions in which it operates, which may change and are subject to interpretation. Changes in laws, treaties and regulations and the interpretation of such laws, treaties and regulations may put Diamond Offshore at risk for future tax assessments and liabilities which could be substantial and could have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Notes 8 and 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of October 21, 2014 and February 5, 2014 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2013). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts, except as indicated in the footnotes to the tables below) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 21, 2014	February 5, 2014

(In millions)

Floaters:
Ultra-Deepwater (a)	$6,090	$4,111
Deepwater (b)	773	794
Mid-Water (c)	1,149	1,744

Total Floaters	8,012	6,649
Jack-ups	180	180

Total	$8,192	$6,829

(a)

As of October 21, 2014, for ultra-deepwater floaters includes (i) $1.8 billion attributable to contracted operations offshore Brazil for the years 2014 to 2018, including $498 million attributable to a contract extension for the Ocean Valor for which Diamond Offshore has received approval from the Petrobras board of directors, pending execution of a formal contract; (ii) $904 million attributable to future work for the Ocean BlackHornet which is under construction, for the years 2014 to 2020; (iii) $584 million attributable to future work for the Ocean BlackRhino which is under construction, for the years 2015 to 2019, including $438 million attributable to a term drilling contract with Hess, subject to project partner approval; (iv) $584 million attributable to future work for the Ocean BlackLion, which is under construction, for the years 2015 to 2019 attributable to a drilling contract with Hess, subject to project partner approval; and (v) $641 million attributable to future work for the Ocean GreatWhite which is under construction, for the years 2016 to 2019.

(b)

As of October 21, 2014, for deepwater floaters includes (i) $229 million attributable to contracted operations offshore Brazil for the years 2014 to 2016 and (ii) $51 million for the years 2014 to 2015 attributable to future work for the Ocean Apex which is under construction.

(c)	As of October 21, 2014, for mid-water floaters includes $88 million attributable to contracted operations offshore Brazil for the years 2014 to 2015.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of October 21, 2014:

Year Ended December 31	Total	2014 (a)	2015	2016	2017 - 2020
(In millions)

Floaters:
Ultra-Deepwater (b)	$6,090	$271	$1,523	$1,212	$ 3,084
Deepwater (c)	773	121	398	208	46
Mid-Water (d)	1,149	239	496	219	195

Total Floaters	8,012	631	2,417	1,639	3,325
Jack-ups	180	39	109	32

Total	$8,192	$670	$2,526	$1,671	$ 3,325

(a)	Represents a three month period beginning October 1, 2014.
(b)

As of October 21, 2014, for ultra-deepwater floaters includes (i) $113 million, $570 million and $447 million for the years 2014, 2015 and 2016, and $681 million in the aggregate for the years 2017 to 2018, attributable to contracted operations offshore Brazil, including $33 million and $167 million for 2015 and 2016, and $298 million in the aggregate for the years 2017 to 2018 related to a contract extension for the Ocean Valor for which Diamond Offshore has received approval from the Petrobras board of directors, pending execution of a formal contract; (ii) $149 million and $181 million for the years 2015 and 2016, and $574 million in the aggregate for the years 2017 to 2020, attributable to future work for the Ocean BlackHornet, which is under construction; (iii) $146 million and $6 million for 2015 and 2016, and $432 million in the aggregate for the years 2017 to 2019, attributable to future work for the Ocean BlackRhino, which is under construction, including an aggregate $438 million in the years 2016 to 2019 attributable to a term drilling contract with Hess, subject to project partner approval; (iv) $6 million and $146 million for the years 2015 and 2016, and $432 million in the aggregate for the years 2017 to 2019 attributable to future work for the Ocean BlackLion, which is under construction, attributable to a term drilling contract with Hess, subject to project partner approval and (v) $107 million for the year 2016 and $534 million in the aggregate for the years 2017 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.

(c)

As of October 21, 2014, for deepwater floaters includes (i) $33 million, $134 million and $62 million for the years 2014, 2015 and 2016, attributable to contracted operations offshore Brazil and (ii) $8 million and $43 million for the years 2014 and 2015, attributable to future work for the Ocean Apex, which is under construction.

(d)	As of October 21, 2014, for mid-water floaters includes $51 million and $37 million for the years 2014 and 2015 attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of October 21, 2014. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for rigs under construction.

Year Ended December 31	2014 (a) (b)	2015 (b)	2016 (b)	2017–2020

Floaters:
Ultra-Deepwater	88%	91%	71%	36%
Deepwater	59%	40%	21%	1%
Mid-Water	56%	28%	12%	3%
Total Floaters	66%	51%	34%	14%
Jack-ups	66%	39%	11%

(a)	Represents a three month period beginning October 1, 2014.
(b)

As of October 21, 2014, includes approximately 276, 726 and 582 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys, and extended maintenance projects, as well as rig mobilization days for the remainder of 2014 and for 2015 and 2016.

Dayrate and Utilization Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Revenue earning days (a)
Floaters:
Ultra-Deepwater	638	596	1,570	1,794
Deepwater	313	357	937	1,230
Mid-Water	974	1,037	3,110	3,136
Jack-ups	457	542	1,422	1,459

Utilization (b)
Floaters:
Ultra-Deepwater	77%	81%	65%	82%
Deepwater	57%	78%	58%	90%
Mid-Water	59%	63%	63%	64%
Jack-ups	83%	84%	79%	76%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$441,500	$325,600	$413,300	$341,900
Deepwater	345,700	413,300	394,000	403,200
Mid-Water	263,400	281,900	268,400	271,600
Jack-ups	98,900	93,100	96,100	89,100

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)

Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all specified rigs in Diamond Offshore’s fleet (including cold stacked rigs but excluding rigs under construction). As of September 30, 2014, four mid-water rigs were cold stacked.

(c)	Average daily revenue is defined as contract drilling revenue (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2014 and 2013 as presented in Note 16 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Contract drilling revenues	$728	$691	$2,063	$2,136
Net investment income			1	1
Other revenues	9	15	84	61

Total	737	706	2,148	2,198

Expenses:
Contract drilling expenses	400	420	1,165	1,164
Other operating expenses	246	153	575	423
Interest	9	2	46	18

Total	655	575	1,786	1,605

Income before income tax	82	131	362	593
Income tax expense	(31)	(40)	(84)	(154)
Amounts attributable to noncontrolling interests	(26)	(47)	(142)	(226)

Net income attributable to Loews Corporation	$25	$44	$136	$213

Three Months Ended September 30, 2014 Compared to 2013

Contract drilling revenue increased $37 million for the three months ended September 30, 2014 as compared with the 2013 period, and contract drilling expense decreased $20 million during the same period. Contract drilling revenue increased primarily due to higher average daily revenue and an increase in revenue earning days from ultra-deepwater floaters, partially offset by an overall decrease in revenue from deepwater and mid-water floaters and jack-up rigs. The decrease in contract drilling expense is primarily due to reduced costs for labor and personnel, rig repairs and maintenance, freight, agency fees and other rig operating costs.

Revenue generated by ultra-deepwater floaters increased $118 million during the three months ended September 30, 2014 as compared with the 2013 period due to higher average daily revenue of $74 million, higher mobilization and contract preparation revenue of $31 million, as well as an increase in utilization of $13 million. The increase in average daily revenue is primarily due to a contract extension for the Ocean Rover at a significantly higher dayrate than previously earned, as well as both the Ocean Endeavor and the Ocean Clipper working in new jurisdictions at substantially higher dayrates.

Revenue generated by deepwater floaters decreased $36 million during the three months ended September 30, 2014 as compared with the 2013 period primarily due to lower utilization as a result of unplanned downtime associated with the warm stacking of rigs between contracts, partially offset by the favorable impact of fewer planned downtime days for shipyard surveys and incremental revenue earning days for the Ocean Onyx which was placed into service in January of 2014.

Revenue generated by mid-water floaters decreased $39 million during the three months ended September 30, 2014 as compared with the 2013 period primarily due to lower average daily revenue of $18 million and lower utilization of $18 million. The decrease in average daily revenue reflects most mid-water floaters working at lower dayrates than previously earned during the same period in 2013. The decrease in revenue earning days reflected planned downtime for the Ocean Patriot’s North Sea enhancement project, the cold stacking of the Ocean Vanguard and unplanned downtime for repairs, partially offset by reduced downtime for planned shipyard inspections and projects.

Revenue generated by jack-up rigs decreased $6 million during the three months ended September 30, 2014 as compared with the same period in 2013 primarily due to the warm stacking of the Ocean Titan in July of 2014, partially offset by higher average daily revenue earned by two rigs due to both rigs operating at higher dayrates than those earned during the prior year quarter.

Net income decreased $19 million during the three months ended September 30, 2014 as compared with the 2013 period primarily reflecting the impact of a $109 million impairment loss ($55 million after tax and noncontrolling interests) related to the carrying value of Diamond Offshore’s semisubmersible rigs, partially offset by the increase in revenue and decrease in contract drilling expense as discussed above. The 2013 period included bad debt expense of $23 million ($9 million after tax and noncontrolling interests).

Diamond Offshore’s effective tax rate increased for the three months ended September 30, 2014 as compared with the 2013 period primarily as a result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, the $109 million asset impairment (the majority of which related to rigs owned by Diamond Offshore’s foreign subsidiary for which no tax benefit was recognized) and higher U.K. income taxes associated with the July 2014 enactment of the U.K. Finance Act of 2014,which has an effective date retroactive to April 1, 2014. The reversal during the 2014 period of $31 million of reserves for uncertain tax positions in various foreign jurisdictions which were settled in Diamond Offshore’s favor or for which the statute of limitations had expired, was partially offsetting.

Nine Months Ended September 30, 2014 Compared to 2013

Contract drilling revenue decreased $73 million for the nine months ended September 30, 2014 as compared with the 2013 period. Contract drilling revenue decreased primarily due to fewer revenue earning days from ultra-deepwater and deepwater floaters and lower mobilization and contract preparation revenues for mid-water floaters, partially offset by higher average daily revenue primarily earned by ultra-deepwater floaters.

Revenue generated by ultra-deepwater floaters increased $84 million during the nine months ended September 30, 2014 as compared with the 2013 period as a result of higher average daily revenue of $112 million, the recognition of incremental mobilization and contract preparation revenue of $37 million and $11 million of revenue recognized under a settlement agreement with a customer, partially offset by a decrease in utilization of $76 million. Average daily revenue increased primarily due to several rigs operating under higher dayrates during the nine months ended

September 30, 2014 as compared to the same period in 2013. The reduction in revenue earning days is primarily due to incremental downtime for inspections and shipyard projects, including the Ocean Confidence life-extension project, downtime in between contracts and rig mobilizations, partially offset by a reduction in unscheduled downtime for repairs and incremental revenue earnings days for the Ocean BlackHawk which was placed in service in the first quarter of 2014.

Revenue generated by deepwater floaters decreased $117 million during the nine months ended September 30, 2014 as compared with the 2013 period primarily due to lower utilization of $118 million and lower average daily revenue of $9 million, partially offset by a $9 million increase in mobilization and contract preparation revenue. The decrease in revenue earning days was the result of incremental scheduled downtime for surveys and shipyard projects combined with unplanned downtime associated with the warm stacking of rigs between contracts, partially offset by revenue earning days for the Ocean Onyx which was placed into service in January of 2014.

Revenue generated by mid-water floaters decreased $47 million during the nine months ended September 30, 2014 as compared with the 2013 period primarily due to lower mobilization and contract preparation revenue of $33 million, lower utilization of $7 million and lower average daily revenue of $10 million. These decreases were partially offset by $4 million of revenue recognized under a settlement agreement with a customer. The decrease in revenue earning days reflects the net impact of unplanned downtime associated with the termination of the Ocean Vanguard contract and subsequent cold stacking, unpaid repairs and downtime between contracts, partially offset by a reduction in planned downtime for shipyard projects, planned repairs and regulatory inspections. The decrease in average daily revenue primarily reflects the Ocean Quest operating in Vietnam at a lower dayrate during the nine months ended September 30, 2014 as compared with the same period in 2013, partially offset by higher dayrates earned by Diamond Offshore’s North Sea rigs.

Revenue generated by jack-up rigs increased $7 million during the nine months ended September 30, 2014 as compared with the same period in 2013 primarily due to an increase in average daily revenue of $10 million as a result of higher dayrates earned by several jack-up rigs during the current year period, partially offset by fewer revenue earning days compared to the prior year period.

Net income decreased $77 million during the nine months ended September 30, 2014 as compared with the 2013 period primarily reflecting the decrease in revenue, the impact of a $109 million impairment loss ($55 million after tax and noncontrolling interests) related to the carrying value of Diamond Offshore’s semisubmersible rigs, higher general and administrative expense and depreciation expense, as well as an increase in interest expense related to the $1.0 billion of senior unsecured notes issued in November of 2013, partially offset by a $9 million gain ($3 million after tax and noncontrolling interests) recognized on the sale of the previously held for sale jack-up rig Ocean Spartan in the second quarter of 2014. Diamond Offshore recognized bad debt expense of $23 million ($9 million after tax and noncontrolling interests) in the 2013 period.

Diamond Offshore’s effective tax rate decreased for the nine months ended September 30, 2014 as compared with the 2013 period primarily due to the reversal of $54 million of reserves for uncertain tax positions in various foreign jurisdictions which were settled in Diamond Offshore’s favor or for which the statute of limitations had expired. Also contributing to the lower 2014 effective tax rate were differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses. The 2013 period included the impact of The American Taxpayer Relief Act of 2012, which reduced income tax expense by $28 million, partially offset by a $9 million increase in income tax expense to close prior tax years in Mexico.

Boardwalk Pipeline

Boardwalk Pipeline derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”) and gathering and processing of natural gas for third parties. Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline offers firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Boardwalk Pipeline’s NGL contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Boardwalk Pipeline’s NGL storage rates are market based and contracts are typically fixed price arrangements with escalation clauses. Boardwalk Pipeline is not in the business of buying and selling natural gas other than for system management purposes, but changes in the level of natural gas prices may impact the volumes of gas transported and stored on its pipeline systems. Boardwalk Pipeline’s operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations.

Boardwalk Pipeline provides natural gas transportation services to customers that are directly connected to its pipeline system and, through interconnects with third-party pipelines, to customers that are not directly connected to its system. Transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. As a result of changes in longer term trends such as the development of gas production from the Marcellus and Utica areas located in the northeastern United States and changes to related pipeline infrastructure, basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s pipeline systems (generally south to north and west to east) have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms that can be negotiated with customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services. These conditions have and are expected to continue to materially adversely affect Boardwalk Pipeline’s revenues, earnings and distributable cash flow.

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. The approximate projected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements in place as of September 30, 2014, for each of the full years 2014, 2015 and 2016 are $875 million, $875 million and $825 million. The 2014 period includes actual revenues recognized for reservation and minimum bill charges of $645 million for the nine months ended September 30, 2014 and $230 million of expected revenues for the three months ended December 31, 2014. Included in these revenues are $4 million and $30 million for 2015 and 2016, which are anticipated under executed precedent transportation agreements for projects that are subject to customer, board and/or regulatory approval to commence construction, and these projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline is not aware of at this time. Additional revenues Boardwalk Pipeline has recognized or may receive under firm transportation agreements based on actual utilization of the contracted pipeline facilities or any expected revenues for periods after the expiration dates of the existing agreements are not included in these amounts.

Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. Due to the factors noted above and discussed further in the Results of Operations by Business Segment – Boardwalk Pipeline of our Annual Report on Form 10-K for the year ended December 31, 2013, in recent periods Boardwalk Pipeline has generally seen the renewal of expiring transportation contracts at lower rates and for shorter terms than in the past which has materially adversely impacted firm and interruptible transportation revenues. Capacity not renewed and available for sale on a short term basis has been and continues to be sold at rates reflective of basis spreads, which generally have been lower than historical rates, under short term firm or interruptible contracts, or in some cases not sold at all. Rates for short term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter term conditions such as current and forecasted weather. For a discussion of additional risks associated with revenues, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 - Boardwalk Pipeline may not be able to replace expiring gas transportation and storage contracts at attractive rates or on a long term basis and may not be able to sell short term services at attractive rates or at all due to narrower basis differentials which adversely affect the value of its transportation services and narrowing of price spreads between time periods and reduced volatility which adversely affect Boardwalk Pipeline’s storage services.

Boardwalk Pipeline is beginning to experience an increase in demand to transport gas from north to south instead of south to north as has traditionally been experienced. This demand is being driven by increases in gas production from primarily the Marcellus and Utica areas and growing demand for natural gas primarily in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in potential growth project opportunities, discussed further below, that require significant capital expenditures, among other things, to make parts of Boardwalk Pipeline’s system bi-directional, and in many instances, will utilize pipeline capacity made available by customers that have not renewed expiring contracts. These projects have lengthy planning and construction periods and as a result, will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years.

Boardwalk Pipeline is currently engaged in growth projects, including the Southeast Market Expansion project, the Coastal Bend Header project and several smaller projects to be placed into service through 2018. The Southeast Market Expansion project, placed into service in October of 2014, consists of an interconnection between

Boardwalk Pipeline’s Gulf South pipeline and Petal facilities, additional compression facilities and approximately 70 miles of additional pipeline, adding 0.5 billion cubic feet (“Bcf”) per day of peak-day transmission capacity. It is fully contracted with a weighted average contract life of approximately 10 years. The Coastal Bend Header project will consist of an approximately 65-mile pipeline supply header to serve a planned liquefaction terminal in Freeport, Texas, as well as expansion and modifications to existing Gulf South pipeline facilities that will provide access to additional supply sources. In the third quarter of 2014, Boardwalk Pipeline executed precedent agreements with foundation shippers to transport approximately 1.4 Bcf of natural gas per day. This project, which is subject to Federal Energy Regulatory Commission and customer final board approvals, is expected to be placed into service in 2018 at a total cost of $720 million, of which less than $1 million has been spent to date. In addition, Boardwalk Pipeline has customer agreements in place for a number of other growth projects with anticipated costs aggregating $685 million. Through September 30, 2014, approximately $7 million has been invested in connection with the projects.

The value of Boardwalk Pipeline’s storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), the price volatility of natural gas and other factors. Boardwalk Pipeline’s storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread), while Boardwalk Pipeline’s lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that gas prices are projected to be higher in the near term than in the future). Boardwalk Pipeline has seen the value of its storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads. The narrowing of spreads has reduced the rates Boardwalk Pipeline can charge and the capacity it can sell under storage and PAL services. Although during the first half of 2014, the futures market was significantly backwardated, partly reflecting the harsh weather conditions in late 2013 and early 2014, and Boardwalk Pipeline earned revenues from lending gas to customers under PAL services, the favorable price spreads have since lessened. Storage market fundamentals can be volatile in a relatively short period of time. Based on the current narrowing of time period price spreads and fewer market participants, Boardwalk Pipeline is currently experiencing weakened demand for its storage and PAL services.

Acquisition of the Evangeline Pipeline System

In October of 2014, Boardwalk Pipeline acquired Chevron Petrochemical Pipeline, LLC, which owns the Evangeline ethylene pipeline system (“Evangeline”) for $295 million in cash, subject to customary adjustments. The purchase price was funded through borrowings under the revolving credit facility. The Evangeline system is a 176-mile interstate pipeline capable of transporting approximately 2.6 billion pounds of ethylene per year between Port Neches, Texas, and Baton Rouge, Louisiana, and is supported by long term, fee-based contracts.

Bluegrass Project

As discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Boardwalk Pipeline executed a series of agreements in 2013 with The Williams Companies, Inc. (“Williams”) to develop the Bluegrass Project. In the first quarter of 2014, we expensed the previously capitalized project costs related to the development process due to a lack of customer commitments, resulting in a charge of $94 million ($55 million after tax and noncontrolling interests), inclusive of a $10 million charge recorded by Boardwalk Pipeline Partners, LP. In the third quarter of 2014, Boardwalk Pipeline and Williams agreed to dissolve the Bluegrass Project entities.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2014 and 2013 as presented in Note 16 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Other revenue, primarily operating	$279	$288	$931	$921

Total	279	288	931	921

Expenses:
Operating	211	187	705	573
Interest	40	41	121	122

Total	251	228	826	695

Income before income tax	28	60	105	226
Income tax expense	(6)	(13)	(5)	(49)
Amounts attributable to noncontrolling interests	(14)	(28)	(93)	(103)

Net income attributable to Loews Corporation	$8	$19	$7	$74

Three Months Ended September 30, 2014 Compared to 2013

Total revenues decreased $9 million for the three months ended September 30, 2014, compared to the same period in 2013. This decrease is primarily due to a $13 million gain on the sale of storage gas in the 2013 period and lower storage and PAL revenues of $10 million as a result of the effects of unfavorable market conditions on time period price spreads. The decrease in revenues was partially offset by a $5 million increase in transportation revenues from higher NGL transportation volumes and fuel and $10 million from gas sales associated with the Flag City processing plant, which were offset by gas purchases recorded in Operating expenses.

Operating expenses increased $24 million for the three months ended September 30, 2014, compared to the same period in 2013. This increase is primarily due to a $13 million increase in fuel and transportation expenses primarily driven by gas purchases for the Flag City processing plant which were offset in revenues, a $6 million increase in operations and maintenance and general and administrative costs primarily from increased maintenance project spending, outside services and employee related costs, a $4 million increase in depreciation expense primarily due to a higher depreciable asset base and $2 million related to the timing of final property tax assessments for 2014.

Net income for the three months ended September 30, 2014 decreased $11 million as compared with the 2013 period reflecting lower revenues and increased operating expenses as discussed above.

Nine Months Ended September 30, 2014 Compared to 2013

Total revenues increased $10 million for the nine months ended September 30, 2014, compared to the same period in 2013. This increase is primarily due to a $26 million increase in transportation and other revenues generally due to the colder than normal winter weather in Boardwalk Pipeline’s market areas and growth projects which were recently placed into service, partially offset by lower firm transportation revenues due to the effects of the market and contract renewal conditions discussed above. Additionally, revenues increased $13 million from fuel retained primarily due to higher natural gas prices and $17 million from gas sales associated with the Flag City processing plant, which were offset by gas purchases recorded in Operating expenses. Storage revenues were lower by $18 million as a result of the effects of unfavorable market conditions on time period price spreads. The 2013 period was favorably impacted by a $30 million gain from the sale of storage gas.

Operating expenses increased $132 million for the nine months ended September 30, 2014, compared to the same period in 2013. This increase is primarily due to a charge of $94 million to write off previously capitalized costs incurred for the Bluegrass Project, a $26 million increase in fuel and transportation expenses primarily driven by gas purchases for the Flag City processing plant which were offset in revenues and higher natural gas prices, and an $8 million increase in depreciation expense primarily due to an increase in the asset base.

Net income for the nine months ended September 30, 2014 decreased $67 million as compared with the 2013 period primarily reflecting the Bluegrass Project related charge, partially offset by higher revenues as discussed above.

Loews Hotels

Results of Operations

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2014 and 2013 as presented in Note 16 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Operating revenue	$107	$81	$285	$251
Revenues related to reimbursable expenses	19	14	58	39

Total	126	95	343	290

Expenses:
Other operating expenses
Operating	97	72	253	231
Reimbursable expenses	19	14	58	39
Depreciation	10	7	26	25
Equity (income) loss from joint ventures	(6)	2	(17)	(13)
Interest	6	2	9	8

Total	126	97	329	290

Income (loss) before income tax	-	(2)	14	-
Income tax (expense) benefit		3	(6)	2

Net income attributable to Loews Corporation	$-	$1	$8	$2

EBITDA	$16	$7	$49	$33

Earnings before interest, tax, depreciation and amortization (“EBITDA”) is an indicator of operating performance used by Loews Hotels to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is a non-GAAP financial measure that is not meant to replace net income as defined by GAAP. The following table reconciles EBITDA to Net income attributable to Loews Corporation for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

(In millions)

EBITDA	$16	$7	$49	$33
Depreciation	(10)	(7)	(26)	(25)
Interest	(6)	(2)	(9)	(8)
Income tax (expense) benefit		3	(6)	2

Net income attributable to Loews Corporation	$-	$1	$8	$2

Operating revenues increased $26 million and $34 million for the three and nine months ended September 30, 2014 as compared to the 2013 periods, primarily due to the acquisition of the Loews Chicago O’Hare Hotel and the Loews Minneapolis Hotel in July of 2014 and the reopening of the Loews Regency Hotel, which was closed for renovation in 2013. These increases were partially offset by the reduction in revenue recognized by Loews Hotels as a result of the sale of equity interests in the Loews Madison Hotel and the Loews Boston Hotel in July of 2013, which sales resulted in a gain of $4 million. For periods following the sale of these equity interests, Loews Hotels’ share of earnings or losses for these hotels is included in Equity income from joint ventures.

Reimbursable expenses relate mainly to payroll incurred by Loews Hotels on behalf of the owners of joint venture and managed hotel properties.

Revenue per available room (“RevPAR”) is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues, not included in RevPAR, primarily include guest charges for food and beverages. RevPAR for owned and joint venture hotels increased $9.37 to $178.03 and $15.74 to $187.78 for the three and nine months ended September 30, 2014 as compared to the 2013 periods, driven by an increase in both occupancy and average room rates.

Operating expenses increased $25 million and $22 million for the three and nine months ended September 30, 2014 as compared to the 2013 periods, primarily due to costs related to the reopening of the Loews Regency Hotel in the first quarter of 2014. In addition, acquisition and operating expenses of the Loews Chicago O’Hare Hotel and Loews Minneapolis Hotel are included in 2014, partially offset by the reduction in expenses recognized by Loews Hotels as a result of the sale of equity interests in the Loews Madison Hotel and the Loews Boston Hotel in July of 2013.

Equity earnings from joint venture properties increased $8 million and $4 million for the three and nine months ended September 30, 2014 as compared to the 2013 periods. The increase was primarily due to improved performance of the Universal Orlando properties, including the addition of the Cabana Bay Beach Resort, and the Loews Hollywood Hotel for the three and nine months, partially offset by the inclusion of the Loews Boston Hotel and Loews Madison Hotel as joint ventures.

Interest expense increased $4 million and $1 million for the three and nine months ended September 30, 2014 as compared to the 2013 periods, primarily due to Loews Hotels refinancing the indebtedness on the Miami Beach Hotel by extinguishing its $125 million 4.8% mortgage loan and entering into a new $300 million 4.1% mortgage loan, due in September of 2024, and incremental interest expense from property-level debt incurred to fund the acquisitions of the Loews Chicago O’Hare Hotel and the Loews Minneapolis Hotel. These increases were partially offset by the reduction in interest expense recognized by Loews Hotels as a result of the Loews Madison Hotel and the Loews Boston Hotel being accounted for as joint venture investments following the sale of equity interests in those hotels in July of 2013.

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

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2014 and 2013 as presented in Note 16 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

(In millions)

Revenues:
Net investment income (loss)	$(29)	$50	$68	$58
Other revenues	(1)			1

Total	(30)	50	68	59

Expenses:
Operating	18	19	56	52
Interest	18	18	55	43

Total	36	37	111	95

Income (loss) before income tax	(66)	13	(43)	(36)
Income tax (expense) benefit	24	(4)	16	13

Net income (loss) attributable to Loews Corporation	$(42)	$9	$(27)	$(23)

Net investment results decreased by $79 million for the three months ended September 30, 2014, as compared to the 2013 period, primarily due to lower performance of limited partnership investments and equity based investments, partially offset by improved performance of foreign currency based investments in the trading portfolio. Net investment income increased by $10 million for the nine months ended September 30, 2014, as compared to the 2013 period, primarily due to improved performance of equity based investments and foreign currency related investments, partially offset by lower performance of fixed income investments in the trading portfolio and lower results from limited partnership investments.

Interest expense increased $12 million for the nine months ended September 30, 2014, as compared to the 2013 period, primarily due to a May of 2013 public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043.

Discontinued Operations

Results from discontinued operations (after tax and noncontrolling interests) were income of $29 million and a loss of $364 million for the three and nine months ended September 30, 2014 as compared to net losses of $36 million and $108 million for the three and nine months ended September 30, 2013. In the second quarter of 2014, the Company recognized an impairment charge of $259 million ($167 million after tax) related to the excess carrying value of HighMount over the estimated fair value, less costs to sell. On September 30, 2014, HighMount was sold to privately held affiliates of EnerVest, Ltd. for net proceeds of $794 million, subject to customary closing adjustments. HighMount’s bank debt of $480 million was repaid from proceeds of the sale. In the third quarter of 2014, the Company adjusted the previously recognized impairment and reduced the charge by $60 million ($30 million after tax) based on the actual sales price. Results for the three and nine months ended September 30, 2014 also include losses from HighMount operations of $5 million and $50 million, including exit and disposal costs incurred related to the sale. Additional expenses will be recorded in the fourth quarter of 2014 related to exit and disposal costs primarily for employee retention and severance programs. Results for the three months ended September 30, 2013 include a ceiling test impairment charge of $42 million. Results for the nine months ended September 30, 2014 and 2013 include ceiling test impairment charges of $19 million and $134 million.

Results for the nine months ended September 30, 2014 include income from CAC operations of $12 million and an impairment charge of $189 million recorded in connection with the sale of the CAC business.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For the nine months ended September 30, 2014, net cash provided by operating activities was $1.0 billion as compared with $921 million for the same period in 2013. Cash provided by operating activities reflected increased receipts relating to returns on limited partnerships, substantially offset by increased tax payments. Additionally, in the third quarter of 2013, CNA contributed $75 million to the CNA Retirement Plan.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2014, net cash used by investing activities was $1.1 billion as compared with $689 million for the same period in 2013. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments.

For the nine months ended September 30, 2014, net cash provided by financing activities was $95 million as compared with net cash used of $200 million for the same period in 2013. In February of 2014, CNA issued $550 million of 4.0% senior notes due May 15, 2024 and invested the proceeds in short term interest bearing securities. CNA intends to use the proceeds to repurchase, redeem, repay or otherwise retire the $549 million outstanding aggregate principal balance of its 5.9% senior notes due December 15, 2014.

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

Diamond Offshore

Cash and investments totaled $1.1 billion at September 30, 2014, compared to $2.1 billion at December 31, 2013. During the first nine months of 2014, Diamond Offshore paid cash dividends totaling $365 million, consisting of aggregate regular cash dividends of $52 million and aggregate special cash dividends of $313 million. On October 22, 2014, Diamond Offshore declared a regular quarterly dividend of $0.125 per share and a special dividend of $0.75 per share.

Cash provided by operating activities for the nine months ended September 30, 2014 decreased $175 million compared to the prior period, primarily due to lower cash receipts from contract drilling services of $83 million and higher cash payments related to contract drilling expenses of $120 million, primarily for expenditures associated with rig mobilizations and contract preparation work, and interest payments of $22 million on senior notes, partially offset by lower cash income taxes paid, net of refunds, of $51 million.

Diamond Offshore is currently obligated under various agreements in connection with five ongoing rig construction projects. The following is a summary of Diamond Offshore’s construction projects as of September 30, 2014:

(In millions)	Expected Delivery (a)	Total Project Cost (b)	Project Expenditures to Date (c)

Ultra-deepwater drillships:
Ocean BlackHornet	Q4 2014	$635	$232
Ocean BlackRhino	Q4 2014	$645	$222
Ocean BlackLion	Q1 2015	$655	$187

Ultra-deepwater floater:
Ocean GreatWhite	Q1 2016	$755	$193

Deepwater floater:
Ocean Apex	Q4 2014	$370	$355

(a)

Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.

(b)

Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs, including change orders executed; and does not include capitalized interest.

(c)	Represents total project expenditures, including accrued expenditures, from inception of project to September 30, 2014, excluding project-to-date capitalized interest.

For 2014, Diamond Offshore has budgeted approximately $2.1 billion for capital expenditures of which approximately $1.8 billion is expected to be spent on rig construction projects, including a service life extension project for the Ocean Confidence. The remainder will be spent on Diamond Offshore’s ongoing capital maintenance and replacement programs.

Depending on market and other conditions, Diamond Offshore may purchase shares of its outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2014, Diamond Offshore purchased 1.9 million shares of its common stock at an aggregate cost of $88 million.

In September of 2014, Diamond Offshore repaid at maturity the entire $250 million principal amount of its 5.2% senior notes.

In October of 2014, Diamond Offshore entered into an agreement to increase its revolving credit facility by $500 million. The credit agreement provides for a $1.5 billion revolving credit facility for general corporate purposes, maturing in 2019. As of September 30, 2014, there were no loans or letters of credit outstanding under the credit agreement.

Diamond Offshore’s current credit rating is A3 for Moody’s Investors Services and A for Standard & Poor’s Ratings Services (“S&P”). Although Diamond Offshore’s long term ratings continue at investment grade levels, its credit rating is subject to review and adjustment by the credit rating agencies. In the third quarter of 2014, S&P revised its outlook on Diamond Offshore to negative from stable and affirmed its ‘A’ corporate credit and unsecured debt ratings. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. A downgrade in Diamond Offshore’s credit ratings could impact its ability to issue additional debt by raising the cost of issuing new debt. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

As a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. Diamond Offshore believes that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore will be sufficient to meet both its working capital requirements and its capital commitments. However, in light of the significant cash requirements of Diamond Offshore’s capital expansion program in the remainder of 2014 and in 2015, Diamond Offshore may make use of its credit facility to finance its capital expenditures, working capital requirements and to maintain a certain level of cash reserves. Diamond Offshore will continue to make periodic assessments based on its capital spending programs and industry conditions and will adjust capital spending programs if required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current market conditions and other factors beyond its control.

Boardwalk Pipeline

At September 30, 2014 and December 31, 2013, cash amounted to $7 million and $29 million. Funds from operations for the nine months ended September 30, 2014 amounted to $413 million, compared to $402 million for the 2013 period. For the nine months ended September 30, 2014 and 2013, Boardwalk Pipeline’s capital expenditures were $316 million and $204 million, including $64 million and $37 million of maintenance capital spending. Boardwalk Pipeline’s maintenance capital spending increased in 2014, compared to the 2013 period due to increased integrity management spending.

Boardwalk Pipeline expects total capital expenditures to be approximately $420 million in 2014, including approximately $90 million to $100 million for maintenance capital. The growth capital expenditures in 2014 primarily relate to the Southeast Market Expansion project. Boardwalk Pipeline expects to finance its 2014 growth capital expenditures through cash generated from operations and from its available credit facilities.

As of September 30, 2014, Boardwalk Pipeline had $185 million of loans outstanding under its revolving credit facility with a weighted average interest rate of 1.5% and had no letters of credit issued. As of September 30, 2014, Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility. In October of 2014, Boardwalk Pipeline borrowed $265 million under the revolving credit facility to fund the purchase price for the Evangeline System. As of November 4, 2014, Boardwalk Pipeline had $485 million of outstanding borrowings under the revolving credit facility, with available borrowing capacity of $515 million.

In September of 2014, Boardwalk Pipeline repaid $25 million principal of its variable rate term loan. The outstanding borrowing of $200 million is due in October of 2017. No additional borrowing capacity is available under this term loan.

In July of 2014, Boardwalk Pipeline entered into a subordinated loan agreement with a subsidiary of the Company to provide $300 million of financing. The agreement provides for a draw period through December 31, 2015 and maturing in July of 2024, subject to certain mandatory pre-payment requirements as provided in the subordinated loan agreement.

Loews Hotels

Cash and investments totaled $83 million at September 30, 2014, as compared to $53 million at December 31, 2013. During the nine months ended September 30, 2014, Loews Hotels made net cash distributions of approximately $60 million to us. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

The following tables summarize acquisitions made by Loews Hotels in 2014, as well as current development projects:

Acquisitions	Number of Rooms	Date Acquired

Loews Chicago O’Hare Hotel, Chicago, Illinois	556	July 2014
Loews Minneapolis Hotel, Minneapolis, Minnesota	251	July 2014
Loews Ventana Canyon, Tucson, Arizona	398	October 2014

The total cost for these hotels was approximately $230 million.

Development Projects	Number of Rooms	Date Opened/ Planned Completion Date

Cabana Bay Beach Resort, at Universal Orlando, Orlando, Florida (a)	1,800	March 2014
Loews Chicago Hotel, Chicago, Illinois (b)	400	Early 2015
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida (a) (b)	1,000	Late 2016

(a)	Loews Hotels has joint venture interests in these hotel development projects.
(b)	Loews Hotels has commitments of approximately $230 million related to these hotels.

In August of 2014, Loews Hotels refinanced the indebtedness on the Miami Beach Hotel by extinguishing the existing $125 million 4.8% mortgage loan and entering into a new $300 million 4.1% mortgage loan, due in September of 2024.

Corporate and Other

Parent Company cash and investments, net of receivables and payables at September 30, 2014 totaled $5.2 billion, as compared to $4.7 billion at December 31, 2013. During the nine months ended September 30, 2014, we received $647 million in interest and dividends from our subsidiaries, including a special dividend from CNA of $242 million. These inflows were partially offset by the payment of $396 million to fund treasury stock purchases, the payment of $72 million of cash dividends to our shareholders and cash contributions of approximately $65 million to our subsidiaries.

On September 30, 2014, we received proceeds of $794 million for the sale of HighMount, of which $480 million was used to repay indebtedness of HighMount.

As of September 30, 2014, there were 377,921,534 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2014, we purchased 9.6 million shares of Loews common stock.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Fixed maturity securities:
Taxable	$352	$378	$1,054	$1,149
Tax-exempt	101	83	302	223

Total fixed maturity securities	453	461	1,356	1,372
Limited partnership investments	29	93	199	303
Other, net of investment expense	(2)	1	1	5

Net investment income before tax	$480	$555	$1,556	$1,680

Net investment income after tax and noncontrolling interests	$311	$347	$995	$1,042

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	5.0%	4.9%	5.0%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.5%	3.5%

Net investment income after tax and noncontrolling interests for the three and nine months ended September 30, 2014 decreased $36 million and $47 million as compared with the same periods in 2013, reflecting reduced limited partnership returns. Fixed maturity securities investment income, after tax and noncontrolling interests, increased due to additional investments in tax-exempt securities.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$21	$(3)	$43	$36
States, municipalities and political subdivisions	20	8	38	6
Asset-backed	(2)	(6)	(25)	(24)
Foreign government		4	2	5
Redeemable preferred stock		(1)		(1)

Total fixed maturity securities	39	2	58	22
Equity securities	(3)	(2)	2	(17)
Derivative securities		(1)	1	(4)
Short term investments and other	1	3	4	6

Total realized investment gains	37	2	65	7
Income tax expense	(11)	(2)	(22)	(2)
Amounts attributable to noncontrolling interests	(2)	1	(4)

Net realized investment gains attributable to Loews Corporation	$24	$1	$39	$5

Net realized investment gains increased $34 million for the nine months ended September 30, 2014 as compared with the same period in 2013. The increase was primarily driven by lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.9% and 92.1% of which were rated as investment grade (rated BBB- or higher) at September 30, 2014 and December 31, 2013. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) in that order of preference. If a security is not rated by these rating agencies, CNA formulates an internal rating. At September 30, 2014 and December 31, 2013, approximately 99% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

	September 30, 2014		December 31, 2013
(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,785	9.3%	$3,683	8.9%
AAA	2,890	7.1	2,776	6.7
AA and A	20,128	49.5	20,353	49.4
BBB	10,994	27.0	11,171	27.1
Non-investment grade	2,903	7.1	3,250	7.9

Total	$40,700	100.0%	$41,233	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity securities was $2.8 billion and $3.1 billion at September 30, 2014 and December 31, 2013.

The following table summarizes the ratings of these securities at fair value:

	September 30, 2014		December 31, 2013
(In millions of dollars)

BB	$1,183	40.8%	$1,393	42.9%
B	833	28.7	967	29.8
CCC-C	667	23.0	649	20.0
D	220	7.5	241	7.3

Total	$2,903	100.0%	$3,250	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$200	4.6%	$5	4.2%
AAA	406	9.3	8	6.7
AA	659	15.0	11	9.2
A	1,000	22.8	13	10.8
BBB	1,366	31.1	65	54.2
Non-investment grade	756	17.2	18	14.9

Total	$4,387	100.0%	$120	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$111	2.5%	$4	3.3%
Due after one year through five years	1,055	24.0	20	16.7
Due after five years through ten years	2,375	54.1	36	30.0
Due after ten years	846	19.4	60	50.0

Total	$4,387	100.0%	$120	100.0%

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

	September 30, 2014		December 31, 2013

		Effective		Effective
		Duration		Duration
	Fair Value	(Years)	Fair Value	(Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$14,261	11.1	$15,009	11.3
Other interest sensitive investments	28,286	4.1	27,766	4.4

Total	$42,547	6.5	$42,775	6.9

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

	September 30, 2014	December 31, 2013

(In millions)

Short term investments:
Commercial paper	$ 569	$549
U.S. Treasury securities	1,028	636
Money market funds	170	94
Other	111	128

Total short term investments	$ 1,878	$1,407

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

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to CNA’s ability to contain its terrorism exposure effectively; and

•	the occurrence of epidemics.

Risks and uncertainties primarily affecting us and our energy subsidiaries

•	the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including the reduced demand for offshore drilling services;

•	timing and cost of completion of rig upgrades, construction projects and other capital projects, including delivery dates and drilling contracts;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

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

•

the successful negotiation, consummation and completion of contemplated transactions, projects and agreements, including obtaining necessary regulatory and customer approvals, and the timing cost, scope and financial performance of any such transactions, projects and agreements;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2014. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2014 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2014- July 31, 2014	2,250,000	$43.83	N/A	N/A

August 1, 2014 - August 31, 2014	350,000	$42.24	N/A	N/A

September 1, 2014 - September 30, 2014	2,500,000	$42.48	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 4, 2014	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)