Form 10-K
period 2014-12-31
LOEWS CORP
filed 2015-02-24
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14,173,000,000.

As of February 13, 2015, there were 373,176,361 shares of Loews common stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2015 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON

FORM 10-K FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2014

Item		Page
No.	PART I	No.

1	Business
	CNA Financial Corporation	3
	Diamond Offshore Drilling, Inc.	9
	Boardwalk Pipeline Partners, LP	12
	Loews Hotels Holding Corporation	16
	Executive Officers of the Registrant	17
	Available Information	18
1A	Risk Factors	18
1B	Unresolved Staff Comments	41
2	Properties	41
3	Legal Proceedings	41
4	Mine Safety Disclosures	41

	PART II

5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41
6	Selected Financial Data	44
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
7A	Quantitative and Qualitative Disclosures about Market Risk	92
8	Financial Statements and Supplementary Data	96
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	174
9A	Controls and Procedures	174
9B	Other Information	174

	PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

	PART IV

15	Exhibits and Financial Statement Schedules	175

PART I

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation, a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 52.5% owned subsidiary);

—	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP, a 53% owned subsidiary); and

—	operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

On August 1, 2014, CNA Financial Corporation completed the sale of Continental Assurance Company (“CAC”), its life insurance subsidiary. On September 30, 2014, we sold HighMount Exploration & Production LLC (“HighMount”), our natural gas and oil exploration and production subsidiary. The results of these sold businesses are reflected as discontinued operations in the Consolidated Financial Statements as further discussed in Notes 2 and 20 of the Notes to Consolidated Financial Statements, included under Item 8.

Please read information relating to our business segments from which we derive revenue and income contained in Note 21 of the Notes to Consolidated Financial Statements, included under Item 8.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty and remaining life & group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and The Continental Insurance Company (“CIC”), organized in 1853, and certain other affiliates. CIC became a subsidiary of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). CNA accounted for 67.7%, 68.0% and 66.5% of our consolidated total revenue for the years ended December 31, 2014, 2013 and 2012.

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

CNA’s property and casualty field structure consists of 49 underwriting locations across the United States. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. The claims structure consists of two regional claim centers designed to efficiently handle the high volume of low severity claims including property damage, liability and workers’ compensation medical only claims, and 16 principal claim offices handling the more complex claims. CNA also has a presence in Canada, Europe and Singapore consisting of 15 branch operations and access to business placed at Lloyd’s of London (“Lloyd’s”) through Hardy Underwriting Bermuda Limited (“Hardy”).

CNA’s core business, commercial property and casualty insurance operations, includes Specialty, Commercial and International. Other Non-Core business includes Life & Group Non-Core and Other.

Specialty

Specialty includes the following business groups:

Management & Professional Liability:  Management & Professional Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages. This group provides professional liability coverages to various professional firms, including architects, real estate agents, accounting firms, law firms and other professional firms. Management & Professional Liability also provides directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations, where tailored products for these client segments are offered. Products within Management & Professional Liability are distributed through brokers, independent agents and managing general underwriters. Management & Professional Liability, through CNA HealthCare, also offers insurance products to serve the health care industry. Products include professional and general liability as well as associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer segments include aging services, allied medical facilities, life sciences, dentists, physicians, hospitals and nurses and other medical practitioners.

Surety:  Surety offers small, medium and large contract and commercial surety bonds. Surety provides surety and fidelity bonds in all 50 states through a network of independent agencies and brokers.

Warranty and Alternative Risks:  Warranty and Alternative Risks provides extended service contracts and related products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and portable electronic communication devices.

Commercial

Commercial’s property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized loss-sensitive insurance programs.

These property and casualty products are offered as part of CNA’s Middle Market, Small Business and Other Commercial insurance groups. Other Commercial also includes total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly owned subsidiary, CNA ClaimPlus, Inc., a third party administrator.

International

International provides property and casualty insurance and specialty coverages in Canada, the United Kingdom and Continental Europe as well as globally through its operations at Lloyd’s.

International includes the following business groups:

Canada:  Canada provides standard commercial and specialty insurance products, primarily in the construction, life science, manufacturing, oil & gas and marine industries.

CNA Europe:  CNA Europe provides a diverse range of specialty products as well as commercial insurance products primarily in the health care, financial services, property, technology and marine industries throughout Europe.

Hardy:  Hardy was acquired on July 2, 2012. Hardy operates through Lloyd’s Syndicate 382, underwriting primarily short-tail exposures in marine & aviation, non-marine property, property treaty reinsurance and specialty lines.

Life & Group Non-Core

Life & Group Non-Core primarily includes the results of CNA’s long term care businesses that are in run-off. CNA’s group long term care business, while considered non-core, currently continues to accept new employees in existing groups.

Other

Other primarily includes certain CNA corporate expenses, including interest on CNA corporate debt and the results of certain property and casualty business in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

Direct Written Premiums by Geographic Concentration

Set forth below is the distribution of CNA’s direct written premiums by geographic concentration.

Year Ended December 31	2014	2013	2012

California	9.1%	9.2%	9.5%
Texas	8.1	8.0	7.4
New York	7.2	7.2	7.1
Illinois	6.7	5.9	6.5
Florida	5.7	5.9	5.8
Pennsylvania	3.7	3.7	3.4
New Jersey	3.4	3.7	3.5
Canada	2.6	3.1	3.0
All other states, countries or political subdivisions	53.5	53.3	53.8

	100.0%	100.0%	100.0%

Approximately 8.8%, 9.0% and 9.2% of CNA’s direct written premiums were derived from outside of the United States for the years ended December 31, 2014, 2013 and 2012.

Property and Casualty Claim and Claim Adjustment Expenses

The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA’s property and casualty insurance companies. The December 31, 2013 claim and claim adjustment expense reserves in the Consolidated Balance Sheet under Item 8 include amounts related to CNA’s life insurance subsidiary, therefore the reserves in this table as of that date do not agree to the Consolidated Balance Sheet. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of CNA’s property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

	Schedule of Loss Reserve Development

Year Ended December 31	2004	2005	2006	2007	2008	2009	2010(a)	2011	2012(b)	2013	2014

(In millions of dollars)

Originally reported gross reserves for unpaid claim and claim adjustment expenses	31,204	30,694	29,459	28,415	27,475	26,712	25,412	24,228	24,696	24,015	23,271
Originally reported ceded recoverable	13,682	10,438	8,078	6,945	6,213	5,524	6,060	4,967	5,075	4,911	4,344

Originally reported net reserves for unpaid claim and claim adjustment expenses	17,522	20,256	21,381	21,470	21,262	21,188	19,352	19,261	19,621	19,104	18,927

Cumulative net paid as of:
One year later	2,651	3,442	4,436	4,308	3,930	3,762	3,472	4,277	4,588	4,352	-
Two years later	4,963	7,022	7,676	7,127	6,746	6,174	6,504	7,459	7,788	-	-
Three years later	7,825	9,620	9,822	9,102	8,340	8,374	8,822	9,834	-	-	-
Four years later	9,914	11,289	11,312	10,121	9,863	10,038	10,548	-	-	-	-
Five years later	11,261	12,465	11,973	11,262	11,115	11,296	-	-	-	-	-
Six years later	12,226	12,917	12,858	12,252	12,114	-	-	-	-	-	-
Seven years later	12,551	13,680	13,670	13,101	-	-	-	-	-	-	-
Eight years later	13,245	14,409	14,412	-	-	-	-	-	-	-	-
Nine years later	13,916	15,092	-	-	-	-	-	-	-	-	-
Ten years later	14,561	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	17,522	20,256	21,381	21,470	21,262	21,188	19,352	19,261	19,621	19,104	18,927
One year later	18,513	20,588	21,601	21,463	21,021	20,643	18,923	19,081	19,506	19,065	-
Two years later	19,044	20,975	21,706	21,259	20,472	20,237	18,734	18,946	19,502	-	-
Three years later	19,631	21,408	21,609	20,752	20,014	20,012	18,514	18,908	-	-	-
Four years later	20,212	21,432	21,286	20,350	19,784	19,758	18,378	-	-	-	-
Five years later	20,301	21,326	20,982	20,155	19,597	19,563	-	-	-	-	-
Six years later	20,339	21,060	20,815	20,021	19,414	-	-	-	-	-	-
Seven years later	20,142	20,926	20,755	19,883	-	-	-	-	-	-	-
Eight years later	20,023	20,900	20,634	-	-	-	-	-	-	-	-
Nine years later	20,054	20,817	-	-	-	-	-	-	-	-	-
Ten years later	20,011	-	-	-	-	-	-	-	-	-	-

Total net (deficiency) redundancy	(2,489)	(561)	747	1,587	1,848	1,625	974	353	119	39	-

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	20,011	20,817	20,634	19,883	19,414	19,563	18,378	18,908	19,502	19,065	-
Re-estimated ceded recoverable	14,411	11,720	9,398	7,987	6,942	6,284	6,773	5,519	5,200	4,596	-

Total gross re-estimated reserves	34,422	32,537	30,032	27,870	26,356	25,847	25,151	24,427	24,702	23,661	-

Total gross (deficiency) redundancy	(3,218)	(1,843)	(573)	545	1,119	865	261	(199)	(6)	354	-

Net (deficiency) redundancy related to:
Asbestos	(123)	(113)	(112)	(107)	(79)	-	-	-	-	-	-
Environmental pollution	(209)	(159)	(159)	(159)	(76)	-	-	-	-	-	-

Total asbestos and environmental pollution	(332)	(272)	(271)	(266)	(155)	-	-	-	-	-	-
Core (Non-asbestos and environmental pollution)	(2,157)	(289)	1,018	1,853	2,003	1,625	974	353	119	39	-

Total net (deficiency) redundancy	(2,489)	(561)	747	1,587	1,848	1,625	974	353	119	39	-

(a)

Effective January 1, 2010, CNA ceded its net asbestos and environmental pollution claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement as further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

(b)	As a result of the Hardy acquisition, net reserves were increased by $291 million.

In the third quarter of 2014, CNA commuted a workers’ compensation reinsurance pool which had the impact of $348 million of favorable gross loss reserve development and $324 million of unfavorable ceded loss reserve development.

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

There are approximately 2,700 individual companies that sell property and casualty insurance in the United States. Based on 2013 statutory net written premiums, CNA is the eighth largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States.

Regulation:  The insurance industry is subject to comprehensive and detailed regulation and supervision. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payment.

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

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to CNA’s European operations. Additionally, the International Association of Insurance Supervisors (“IAIS”) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management. The U.S. Federal Insurance Office and the National Association of Insurance Commissioners are working with other global regulators to define such proposals. It is not currently clear to what extent the IAIS activities will impact CNA as any final proposal would ultimately need to be legislated or regulated by each individual country or state.

Domestic insurers are also required by state insurance regulators to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

Further, insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty funds are governed by state insurance guaranty associations which levy assessments to meet the funding needs of insolvent insurer estates. Other insurance-related assessments are generally levied by state agencies to fund various organizations including disaster relief funds, rating bureaus, insurance departments, and workers’ compensation second injury funds, or by industry organizations that assist in the statistical analysis and ratemaking process.

Although the federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry. These initiatives and legislation include proposals relating to potential federal oversight of certain insurers; terrorism and natural catastrophe exposures; cybersecurity risk management; federal financial services reforms; and certain tax reforms. The Terrorism Risk Insurance Program Reauthorization Act of 2015 was enacted on January 12, 2015. The reauthorization provides for a federal government backstop for insured terrorism risks for another six years with increases to the insurer co-payment and program trigger. The existence of the mitigating effects of such law is part of the analysis of CNA’s overall risk posture for terrorism and, accordingly, its risk positioning may change if such law were modified. CNA also continues to invest in the security network of its systems on an enterprise-wide basis, especially considering the implications of data and privacy breaches. This requires an investment of a significant amount of resources by CNA on an ongoing basis. Potential implications of possible cybersecurity legislation on such current investment, if any, are uncertain. The foregoing proposals, either separately or in the aggregate, create a regulatory and legal environment that may require changes in CNA’s business plan or significant investment of resources in order to operate in an effective and compliant manner.

Additionally, various legislative and regulatory efforts to reform the tort liability system have, and will continue to, impact CNA’s industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders.

Properties:  The Chicago location houses CNA’s principal executive offices. CNA’s subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to CNA’s principal office locations:

Location	Size (square feet)	Principal Usage

333 S. Wabash Avenue Chicago, Illinois	591,226	Principal executive offices of CNA
2405 Lucien Way Maitland, Florida	107,405	Property and casualty insurance offices
125 S. Broad Street New York, New York	67,201	Property and casualty insurance offices
101 S. Reid Street Sioux Falls, South Dakota	61,308	Property and casualty insurance offices
4150 N. Drinkwater Boulevard Scottsdale, Arizona	56,281	Property and casualty insurance offices
1 Meridian Boulevard Wyomissing, Pennsylvania	52,517	Property and casualty insurance offices
10375 Park Meadows Drive Littleton, Colorado	41,829	Property and casualty insurance offices
700 N. Pearl Street Dallas, Texas	36,588	Property and casualty insurance offices
1249 S. River Road Cranbury, New Jersey	35,642	Property and casualty insurance offices
555 Mission Street San Francisco, California	35,298	Property and casualty insurance offices

CNA leases its office space described above except for the building in Chicago, Illinois, which is owned.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (“Diamond Offshore”) is engaged, through its subsidiaries, in the business of operating drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in the exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore accounted for 19.7%, 20.0% and 21.8% of our consolidated total revenue for the years ended December 31, 2014, 2013 and 2012.

Rigs:  Diamond Offshore owns 38 offshore drilling rigs, excluding three mid-water semisubmersible rigs that it plans to retire and scrap. Diamond Offshore’s fleet consists of 27 semisubmersible rigs, including one which is under construction, six jack-ups and five dynamically positioned drillships, including one which is also under construction. Diamond Offshore’s diverse fleet enables it to offer a broad range of services worldwide in both the floater market (ultra-deepwater, deepwater and mid-water) and the non-floater, or jack-up market.

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

Diamond Offshore’s floater fleet (semisubmersibles and drillships) can be further categorized based on the nominal water depth for each class of rig as follows:

Category	Rated Water Depth (a) (in feet)	Number of Units in Fleet

Ultra-Deepwater	7,501 to 12,000	13 (b)
Deepwater	5,000 to 7,500	7
Mid-Water	400 to 4,999	12

(a)

Rated water depth for semisubmersibles and drillships reflects the maximum water depth in which a floating rig has been designed to operate. However, individual rigs are capable of drilling, or have drilled, in marginally greater water depths depending on various conditions (such as salinity of the ocean, weather and sea conditions).

(b)	Includes one drillship and one harsh environment semisubmersible rig under construction.

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

Fleet Enhancements and Additions:  Diamond Offshore’s long term strategy is to upgrade its fleet to meet customer demand for advanced, efficient and high-tech rigs by acquiring or building new rigs when possible to do so at attractive prices, and otherwise by enhancing the capabilities of its existing rigs at a lower cost and shortened construction period than newbuild construction would require. Since 2009, commencing with the acquisition of two newbuild, ultra-deepwater semisubmersible rigs, Diamond Offshore has committed over $5.0 billion towards upgrading its fleet. In late 2014, Diamond Offshore took delivery of two ultra-deepwater drillships, the Ocean BlackHornet and the Ocean BlackRhino, which are expected to commence drilling operations in the U.S. Gulf of Mexico (“GOM”) in the second quarter of 2015. Construction of the Ocean Apex, a semisubmersible, was completed late in the fourth quarter of 2014, and the rig is currently operating under a one-well contract in Vietnam. Diamond Offshore also has two other construction projects underway including:

—	a dynamically positioned, ultra-deepwater drillship with an expected completion date in the first quarter of 2015 at an estimated cost of approximately $655 million;

—

a dynamically positioned, ultra-deepwater harsh environment semisubmersible drilling rig with an expected completion date in the first quarter of 2016 at an estimated cost of approximately $764 million.

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

Customers:  Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2014, 2013 and 2012, Diamond Offshore performed services for 35, 39 and 35 different customers. During 2014, 2013 and 2012, one of Diamond Offshore’s customers in Brazil, Petróleo Brasileiro S.A. (“Petrobras”), (a Brazilian multinational energy company that is majority-owned by the Brazilian government), accounted for 32%, 34% and 33% of Diamond Offshore’s annual total consolidated revenues. OGX Petróleo e Gás Ltda., (a privately owned Brazilian oil and natural gas company that filed for bankruptcy in October of 2013), accounted for 2% and 12% of Diamond Offshore’s annual total consolidated revenues in each of the years ended December 31, 2013 and 2012. No other customer accounted for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2014, 2013 or 2012.

Diamond Offshore has six rigs currently contracted offshore Brazil and all four of its newbuild drillships are currently operating, or expected to begin operations, during 2015 in the GOM. Diamond Offshore’s contract backlog attributable to its expected operations offshore Brazil is $607 million, $395 million, $332 million and $159 million for the years 2015, 2016, 2017 and 2018. Diamond Offshore’s contract backlog attributable to its expected operations in the GOM is $505 million, $523 million and $653 million for the years 2015, 2016 and 2017 and $1.2 billion in the aggregate for the years 2018 to 2020 attributable to four customers.

Competition:  Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. The industry may also experience additional consolidation in the future, which could create other large competitors. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. Diamond Offshore competes with offshore drilling contractors that together have approximately 800 mobile drilling rigs, including approximately 300 floater rigs, marketed worldwide.

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

Operations Outside the United States:  Diamond Offshore’s operations outside the U.S. accounted for approximately 85%, 89% and 94% of its total consolidated revenues for the years ended December 31, 2014, 2013 and 2012.

Properties:  Diamond Offshore owns an office building in Houston, Texas, where its corporate headquarters are located, offices and other facilities in New Iberia, Louisiana, Aberdeen, Scotland, Macae, Brazil and Ciudad del Carmen, Mexico. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Australia, Egypt, Indonesia, Louisiana, Malaysia, Romania, Singapore, Thailand, Trinidad and Tobago, the U.K. and Vietnam to support its offshore drilling operations.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in integrated natural gas and natural gas liquids (“NGLs”) transportation and storage and natural gas gathering and processing. Boardwalk Pipeline accounted for 8.6%, 8.4% and 8.4% of our consolidated total revenue for the years ended December 31, 2014, 2013 and 2012.

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

Boardwalk Pipeline owns and operates approximately 14,190 miles of interconnected natural gas pipelines directly serving customers in 13 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. Boardwalk Pipeline also owns approximately 435 miles of NGL pipelines in Louisiana and Texas. In 2014, its pipeline systems transported approximately 2.5 trillion cubic feet (“Tcf”) of natural gas and approximately 34.4 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipeline’s natural gas pipeline systems during 2014 was approximately 6.9 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 14 underground storage fields located in four states with aggregate working gas capacity of approximately 208.0 Bcf and Boardwalk Pipeline’s NGL storage facilities consist of eight salt dome storage caverns located in Louisiana with an aggregate storage capacity of approximately 17.6 MMBbls. Boardwalk Pipeline also owns three salt dome caverns and a brine pond for use in providing brine supply services and to support the NGL storage operations.

The pipeline and storage systems of Boardwalk Pipeline consist of the following:

The Gulf South pipeline system runs approximately 7,400 miles along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 7.0 Bcf per day and average daily throughput for the year ended December 31, 2014 was 2.9 Bcf per day. In October of 2014, Gulf South placed into service its Southeast Market Expansion, adding approximately 0.5 Bcf per day of peak-day transmission capacity. Gulf South has ten natural gas storage facilities with 83.5 Bcf of working gas storage capacity. Gulf South also owns and operates eight salt dome natural gas storage caverns in Mississippi, with 45.5 Bcf of total storage capacity, of which approximately 28.6 Bcf is working gas capacity, and owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas pipeline system originates in Louisiana, East Texas and Arkansas and runs for approximately 6,060 miles north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, and into Ohio, with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 4.5 Bcf per day and average daily throughput for the year ended December 31, 2014 was 2.7 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

The Gulf Crossing pipeline system, which originates in Texas and proceeds into Louisiana, operates approximately 375 miles of natural gas pipeline. The pipeline system has a peak-day delivery capacity of 1.9 Bcf per day and average daily throughput for the year ended December 31, 2014 was 1.2 Bcf per day.

Louisiana Midstream’s storage services provide approximately 61.5 MMBbls of salt dome storage capacity, including approximately 11.2 Bcf of working natural gas storage capacity and approximately 17.6 MMBbls of salt dome NGL storage capacity, significant brine supply infrastructure including three salt dome caverns and approximately 270 miles of pipeline assets, including an extensive ethylene distribution system. Throughput was 33.8 MMBbls for the year ended December 31, 2014.

Boardwalk Petrochemical owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 180 mile interstate pipeline that, when fully operational, is expected to be capable of transporting approximately 2.6 billion pounds of ethylene per year between Texas and Louisiana, where it interconnects with Louisiana Midstream’s ethylene distribution system. Boardwalk Pipeline acquired Evangeline in October of 2014. Throughput for the 2014 period since acquisition was 0.6 MMBbls.

Boardwalk Field Services operates natural gas gathering, compression, treating and processing infrastructure primarily in south Texas with approximately 340 miles of pipeline.

Boardwalk Pipeline is currently engaged in the following growth projects. With the exception of the Sulphur Storage and Pipeline Expansion project, these projects remain subject to Federal Energy Regulatory Commission (“FERC”) regulatory approval. See Liquidity and Capital Resources – Boardwalk Pipeline for further discussion of capital expenditures and financing.

Ohio to Louisiana Access Project: This project will provide long term firm natural gas transportation primarily from the Marcellus and Utica production areas to Louisiana, and while not creating additional capacity, would make a portion of Boardwalk Pipeline’s Texas Gas system bi-directional. The project is supported by firm transportation contracts with producers and end-users and has a weighted average contract life of approximately 13 years. The project is expected to be placed into service in the first half of 2016.

Southern Indiana Market Lateral Project: This project, subject to one of the customer’s final board approval, will consist of the construction of approximately 30 miles of pipeline from Indiana to Kentucky, adding approximately 0.2 Bcf per day of peak-day transmission capacity to Boardwalk Pipeline’s Texas Gas system. The project is expected to be placed into service in the second half of 2016, with a weighted-average contract life of 20 years.

Western Kentucky Market Lateral Project: This project would construct a pipeline lateral to provide deliveries to a proposed new power plant in Western Kentucky, adding approximately 0.2 Bcf per day of peak-day transmission capacity to Boardwalk Pipeline’s Texas Gas system. The project is expected to be placed into service in the second half of 2016, with a weighted-average contract life of 20 years.

Power Plant Project in South Texas: In 2015, Boardwalk Pipeline executed a precedent agreement with a foundation shipper for a project which consists of the addition of compression facilities and modifications of existing facilities to increase the operating capacity of certain sections of the Gulf South pipeline, providing transportation services of 0.2 Bcf per day to a new power plant in South Texas. The project is expected to be placed into service in the second half of 2016, with a weighted-average contract life of 20 years.

Sulphur Storage and Pipeline Expansion Project: In 2014, Boardwalk Pipeline executed a long term agreement to provide transportation and storage services to support the development of a new ethane cracker plant in Louisiana. The project would involve significant storage and infrastructure development to serve petrochemical customers near Boardwalk Pipeline’s Sulphur Hub and is expected to be placed into service in the second half of 2017.

Northern Supply Access Project: This project will increase the peak-day transmission capacity on Boardwalk Pipeline’s Texas Gas system by the addition of compression facilities and other system modifications to make a portion of the system bi-directional and is supported by precedent agreements for 0.3 Bcf per day of peak-day transmission capacity. The project is expected to be placed into service in the second half of 2017, with a weighted-average contract life of 16 years.

Coastal Bend Header Project: In 2014, Boardwalk Pipeline executed precedent agreements with foundation shippers to transport approximately 1.4 Bcf per day of natural gas to serve a planned liquefaction terminal in Freeport, Texas. This project will consist of the construction of an approximately 65-mile pipeline supply header to serve the terminal as well as expansion and modifications to existing Gulf South pipeline facilities that will provide access to additional supply sources. The project is expected to be placed into service in 2018, with a weighted-average contract life of 20 years.

Customers:  Boardwalk Pipeline serves a broad mix of customers, including producers of natural gas, local distribution companies, marketers, electric power generators, industrial users and interstate and intrastate pipelines, located throughout the Gulf Coast, Midwest and Northeast regions of the U.S.

Competition:  Boardwalk Pipeline competes with numerous other pipelines that provide transportation, storage and other services at many locations along its pipeline systems. Boardwalk Pipeline also competes with pipelines that are attached to natural gas supply sources that are closer to some of its traditional natural gas market areas. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. As a result of regulators’ policies, capacity segmentation and capacity release have created an active secondary market which increasingly competes with Boardwalk Pipeline’s natural gas pipeline services. Further, natural gas competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal, fuel oils and alternative fuel sources.

The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. In many cases, the elements of competition, in particular flexibility, terms of service and reliability, are key differentiating factors between competitors. This is especially the case with capacity being sold on a longer term basis. Boardwalk Pipeline is focused on finding opportunities to enhance its competitive profile in these areas by increasing the flexibility of its pipeline systems, such as modifying them to allow for bi-directional flows, to meet the demands of customers, such as power generators and industrial users, and is continually reviewing its services and terms of service to offer customers enhanced service options.

Seasonality:  Boardwalk Pipeline’s revenues can be affected by weather, natural gas price levels, gas price differentials between locations on its pipeline systems (basis spreads), gas price differentials between time periods, such as winter to summer (time period price spreads) and natural gas price volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short term value of transportation and storage across Boardwalk Pipeline’s pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of revenues. In 2014, approximately 54% of Boardwalk Pipeline’s revenue was recognized in the first and fourth quarters of the year.

Governmental Regulation:  FERC regulates Boardwalk Pipeline’s natural gas operating subsidiaries under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipeline’s natural gas interstate subsidiaries hold certificates of public convenience and necessity issued by FERC covering certain of their facilities, activities and services. The maximum rates that may be charged by Boardwalk Pipeline’s subsidiaries operating under FERC’s jurisdiction, for all aspects of the natural gas transportation services it provides, are established through FERC’s cost-of-service rate-making process. Key determinants in FERC’s cost-of-service rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum rates that may be charged by Boardwalk Pipeline for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are established through FERC’s cost-of-service rate-making process. FERC has authorized Boardwalk Pipeline to charge market-based rates for its firm and interruptible storage services for the majority of its natural gas storage facilities.

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the FERC pursuant to Section 4 of the NGA (Docket No. RP 15-65), in which Gulf South is requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates. The new tariff rates are expected to become effective May 1, 2015, subject to refund, which means that Boardwalk Pipeline will be responsible for refunds if the FERC later finds that its proposed rates are not just and reasonable. Since the rate case is in the initial stages, the ultimate outcome and impacts on Boardwalk Pipeline’s earnings and cash flows for 2015 and beyond cannot be predicted at this time.

Boardwalk Pipeline is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979 (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGL pipeline facilities. Boardwalk Pipeline has received authority from PHMSA to operate certain natural gas pipeline assets under special permits that will allow it to operate those assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (“SMYS”). Operating at higher than normal operating pressures will allow each of these pipelines to transport all of the volumes Boardwalk Pipeline has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipeline to operate these natural gas pipeline assets at higher pressures. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas along their pipelines and take additional measures to protect pipeline segments located in highly populated areas. The NGPSA and HLPSA were most recently amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”) in 2012, with the 2011 Act requiring increased maximum civil penalties for certain violations to $200,000 per violation per day, and an increased total cap of $2 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in more stringent safety controls or additional natural gas and hazardous liquids pipeline safety rulemaking. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

The Surface Transportation Board (“STB”), also a division of the DOT, has authority to regulate the rates Boardwalk Pipeline charges for service on its ethylene pipelines. The STB requires that Boardwalk Pipeline’s transportation rates be reasonable and that its practices cannot unreasonably discriminate among its ethylene shippers.

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

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (collectively “Loews Hotels”), our wholly owned subsidiary, presently operate a chain of 21 primarily upper, upscale hotels. Ten of these hotels are owned by Loews Hotels, eight are owned by joint ventures in which Loews Hotels has a significant equity interest and three are managed for unaffiliated owners. Loews Hotels’ earnings are derived from the operation of its wholly owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels accounted for 3.3%, 2.6% and 2.8% of our consolidated total revenue for the years ended December 31, 2014, 2013 and 2012. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Loews Annapolis Hotel, Annapolis, Maryland	215
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, San Diego, California (a)	439
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota (b)	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency Hotel, New York, New York (c)	379
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona	398
Loews Hotel Vogue, Montreal, Canada	142

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Loews Boston Hotel, Boston, Massachusetts	225
Loews Don CeSar Hotel, St. Pete Beach, Florida	347
Loews Hollywood Hotel, Hollywood, California	628
Loews Madison Hotel, Washington, D.C.	356
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Cabana Bay Beach Resort, Orlando, Florida	1,800

Management Contract:
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	347

(a)	The hotel has a land lease expiring in 2034.
(b)	The hotel has a land lease expiring in 2028 with an option to purchase the land.
(c)	The hotel has a land lease expiring in 2036 with a renewal option for 24 years.

Competition:  Competition from other hotels and lodging facilities is vigorous in all areas in which Loews Hotels operates. The demand for hotel rooms is seasonal and dependent on general and local economic conditions. Loews Hotels properties also compete with facilities offering similar services in locations other than those in which its hotels are located. Competition among luxury hotels is based primarily on quality of location, facilities and service. Competition among resort and commercial hotels is based on price and facilities as well as location and service. Because of the competitive nature of the industry, hotels must continually make expenditures for updating, refurnishing and repairs and maintenance, in order to prevent competitive obsolescence.

Recent Developments:

—	In March of 2014, Universal’s Cabana Bay Beach Resort in Orlando, Florida opened a property in which Loews Hotels has a joint venture interest;

—	In July of 2014, Loews Hotels acquired a hotel in Chicago, Illinois, which is now operating as the Loews Chicago O’Hare Hotel;

—	In July of 2014, Loews Hotels acquired a hotel in Minneapolis, Minnesota, which is now operating as the Loews Minneapolis Hotel;

—	In September of 2014, construction commenced on the Loews Sapphire Falls Resort, at Universal Orlando in Orlando, Florida, a property in which Loews Hotels has a joint venture interest;

—	In October of 2014, Loews Hotels acquired the Loews Ventana Canyon Resort in Tucson, Arizona, which previously had been operated by Loews Hotels under a management agreement; and

—	In the first quarter of 2015, Loews Hotels will purchase, upon substantial completion, a hotel in Chicago, Illinois, which is expected to operate as the Loews Chicago Hotel.

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 17,510 persons at December 31, 2014 as follows:

CNA employed approximately 6,900 persons.

Diamond Offshore employed approximately 5,200 persons, including international crew personnel furnished through independent labor contractors.

Boardwalk Pipeline employed approximately 1,230 persons, approximately 120 of whom are union members covered under collective bargaining units.

Loews Hotels employed approximately 3,920 persons, approximately 975 of whom are union members covered under collective bargaining units.

We, and our subsidiaries, have experienced satisfactory labor relations.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First
			Became
Name	Position and Offices Held	Age	Officer

David B. Edelson	Senior Vice President and Chief Financial Officer	55	2005
Gary W. Garson	Senior Vice President, General Counsel and Secretary	68	1988
Richard W. Scott	Senior Vice President and Chief Investment Officer	61	2009
Kenneth I. Siegel	Senior Vice President	57	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	65	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	62	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	61	1987

Andrew H. Tisch and James S. Tisch are brothers and are cousins of Jonathan M. Tisch. None of the other officers or directors of Registrant is related to any other.

All of our executive officers have been engaged actively and continuously in our business for more than the past five years.

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

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by CNA, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, discount rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Many of these uncertainties are not precisely quantifiable and require significant judgment on CNA’s part. As trends in underlying claims develop, particularly in long-tail and long duration coverages, CNA is sometimes required to add to its reserves. This is called unfavorable net prior year development and results in a charge to earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges could be substantial.

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

CNA’s key assumptions used to determine active life reserves for long term care policies could vary significantly from actual experience.

CNA’s reserves for long term care policies are based on key assumptions including morbidity, persistency (the percentage of policies remaining in force), discount rate and future rate increases. These assumptions, which are critical bases for its reserve estimates are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, CNA may be required to increase its reserves.

Estimating future experience for long term care policies is highly uncertain because the required projection period is very long and there is limited historical data and industry data available to CNA, as only a small portion of the long term care policies which have been written to date are in claims paying status. Morbidity and persistency trends can be volatile and may be negatively affected by many factors including, but not limited to, overall population mortality trends, advances in medical care and voluntary lapse experience.

A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving would result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may require changes to its reserves. This risk is more significant for long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, CNA may not receive regulatory approval for the rate increases it requests. Any adverse deviation of future rate increases approved relative to CNA’s reserving assumptions may require an increase to its reserves.

If CNA’s estimated reserves are insufficient for any reason, including changes in assumptions, the required increase in reserves would be recorded as a charge against earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.

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

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded and reinsurance reinstatement premiums, if any. As in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, additional living expenses, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result, catastrophe losses are particularly difficult to estimate. The Terrorism Risk Insurance Program Reauthorization Act of 2015 was enacted on January 12, 2015. The reauthorization provides for a federal government backstop for insured terrorism risks for another six years with increases to the insurer co-payment and program trigger. The existence of the mitigating effects of such law is part of the analysis of CNA’s overall risk posture for terrorism and, accordingly, its risk positioning may change if such law were modified.

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

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“Loss Portfolio Transfer” or “LPT”). The cumulative amount ceded under the Loss Portfolio Transfer at December 31, 2014 is $2.5 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, CNA’s liabilities for A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4.0 billion, or CNA determines it has exposures to A&EP claims not covered by the Loss Portfolio Transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial.

CNA faces intense competition in its industry and may be adversely affected by the cyclical nature of the property and casualty business as well as the availability and cost of reinsurance.

All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services. CNA competes with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, resulting in less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. During periods in which price competition is high, CNA may lose business to competitors offering competitive insurance products at lower prices. As a result, CNA’s premium levels and expense ratio could be materially adversely impacted.

Additionally, CNA purchases reinsurance to help manage its exposure to risk. Under CNA’s ceded reinsurance arrangements, another insurer assumes a specified portion of CNA’s exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of its business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost it deems acceptable, CNA may be unwilling to bear the increased risk and would reduce the level of its underwriting commitments.

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

A portion of CNA’s business is written under deductible policies. Under these policies, CNA is obligated to pay the related insurance claims and are reimbursed by the policyholder to the extent of the deductible, which may be significant. As a result, CNA is exposed to credit risk to the policyholder. If the amounts CNA collects from policyholders are less than the amounts recorded, its incurred losses will be higher.

CNA may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity and currency, many of which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity and currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments, the realization of investment income and the rate at which it discounts certain liabilities.

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

In addition, CNA invests a portion of its assets in equity securities and limited partnerships which are subject to greater market volatility than its fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments and therefore may also limit CNA’s ability to withdraw assets. As a result of all of these factors, CNA may not earn an adequate return on its investments, may incur losses on the disposition of its investments and may be required to write-down the value of its investments.

CNA’s valuation of investments and impairment of securities requires significant judgment which is inherently uncertain.

CNA exercises significant judgment in analyzing and validating fair values, which are primarily provided by third parties, for securities in its investment portfolio including those that are not regularly traded in active markets. CNA also exercises significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. The valuation of residential and commercial mortgage and other asset backed securities can be particularly sensitive to small changes in collateral performance. Due to the inherent uncertainties involved with these judgments, CNA may incur unrealized losses and conclude that other-than-temporary write-downs of its investments are required.

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

The rating agencies may take action to lower CNA’s ratings in the future as a result of any significant financial loss or possible changes in the methodology or criteria applied by the rating agencies. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA’s insurance products to certain markets and the required collateralization of certain future payment obligations or reserves.

In addition, it is possible that a lowering of our corporate debt ratings by certain of the rating agencies could result in an adverse impact on CNA’s ratings, independent of any change in CNA’s circumstances.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

The worldwide demand for Diamond Offshore’s drilling services significantly declined as a result of the decline in oil prices during the second half of 2014.

Demand for Diamond Offshore’s drilling services depends in large part upon oil and natural gas industry offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. Oil prices declined precipitously during the second half of 2014, which caused a decline in the demand for offshore drilling services. Any prolonged substantial reduction in oil and gas prices would adversely affect demand for the services that Diamond Offshore provides. A prolonged substantial reduction in demand for Diamond Offshore’s drilling services as a result of a decline in oil prices could have a material adverse effect on Diamond Offshore’s business.

Oil prices have been, and are expected to continue to be, volatile and are affected by numerous factors beyond Diamond Offshore’s control, including:

—	worldwide supply and demand for oil and gas;

—	the level of economic activity in energy-consuming markets;

—	the worldwide economic environment or economic trends, such as recessions;

—	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

—	the level of production in non-OPEC countries;

—

civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, other oil-producing regions or other geographic areas or further acts of terrorism in the United States or elsewhere;

—	the cost of exploring for, developing, producing and delivering oil and gas;

—	the discovery rate of new oil and gas reserves;

—	the rate of decline of existing and new oil and gas reserves and production;

—	available pipeline and other oil and gas transportation and refining capacity;

—	the ability of oil and gas companies to raise capital;

—	weather conditions, including hurricanes, which can affect oil and gas operations over a wide area;

—	natural disasters or incidents resulting from operating hazards inherent in offshore drilling, such as oil spills;

—	the policies of various governments regarding exploration and development of their oil and gas reserves;

—	technological advances affecting energy consumption, including development and exploitation of alternative fuels or energy sources;

—	laws and regulations relating to environmental or energy security matters, including those purporting to address global climate change;

—	domestic and foreign tax policy; and

—	advances in exploration and development technology.

An increase in commodity demand and prices will not necessarily result in an immediate increase in offshore drilling activity since Diamond Offshore’s customers’ project development times, reserve replacement needs, expectations of future commodity demand, prices and supply of available competing rigs all combine to affect demand for its rigs.

Diamond Offshore’s business depends on the level of activity in the oil and gas industry, which has been cyclical and is significantly affected by many factors outside of its control.

Demand for Diamond Offshore’s drilling services depends upon the level of offshore oil and gas exploration, development and production in markets worldwide, and those activities depend in large part on oil and gas prices, worldwide demand for oil and gas and a variety of political and economic factors. The level of offshore drilling activity may also be adversely affected if operators reduce or defer new investment in offshore projects, reduce or suspend their drilling budgets or reallocate their drilling budgets away from offshore drilling in favor of other priorities, such as shale or other land-based projects, which could reduce demand for Diamond Offshore’s rigs and newbuilds. As a result, Diamond Offshore’s business and the oil and gas industry in general are subject to cyclical fluctuations.

As a result of the cyclical fluctuations in the market, there have been periods of lower demand, excess rig supply and lower dayrates, followed by periods of higher demand, shorter rig supply and higher dayrates. Diamond Offshore cannot predict the timing or duration of such fluctuations. Periods of lower demand or excess rig supply intensify the competition in the industry and often result in periods of lower utilization and lower dayrates. During these periods, Diamond Offshore’s rigs may not obtain contracts for future work and may be idle for long periods of time or may be able to obtain work only under contracts with lower dayrates or less favorable terms. Additionally, prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Diamond Offshore may not be able to renew or replace expiring contracts for its rigs.

Diamond Offshore has a number of customer contracts that will expire in 2015 and 2016. Diamond Offshore’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers. Given the highly competitive and historically cyclical nature of the industry, Diamond Offshore may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below, and potentially substantially below, existing dayrates, or that have terms that are less favorable than existing contracts or it may be unable to secure contracts for these rigs.

Diamond Offshore can provide no assurance that its drilling contracts will not be terminated early or that its current backlog of contract drilling revenue will be ultimately realized.

Generally, Diamond Offshore’s customers may terminate their term drilling contracts under certain circumstances, such as if the drilling rig is destroyed or lost, if Diamond Offshore suspends drilling operations for a specified period of time as a result of a breakdown of major equipment, excessive downtime for repairs, failure to meet minimum performance criteria or, in some cases, due to other events beyond the control of either party. In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods often by tendering contractually specified termination amounts, which may not fully compensate Diamond Offshore for the loss of the contract. In some cases, because of depressed market conditions or commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond Diamond Offshore’s control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers may seek to renegotiate the terms of Diamond Offshore’s existing drilling contracts, terminate their contracts without justification or repudiate or otherwise fail to perform their obligations under the contracts. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is adversely impacted, and it might not recover any compensation for the termination or any recovery Diamond Offshore might obtain may not fully compensate it for the loss of the contract. In any case, the early termination of a contract may result in Diamond Offshore’s rig being idle for an extended period of time. Each of these results could have a material adverse effect on Diamond Offshore’s business. In addition, if a customer cancels a contract or if Diamond Offshore elects to terminate a contract due to the customer’s nonperformance and in either case Diamond Offshore is unable to secure a new contract on a timely basis and on substantially similar terms, or if a contract is disputed or suspended for an extended period of time or if a contract is renegotiated, it could materially and adversely affect Diamond Offshore’s business.

Generally, Diamond Offshore’s contract backlog only includes future revenues under firm commitments; however, from time to time, Diamond Offshore may report anticipated commitments for which definitive agreements have not yet been, but are expected to be, executed. Diamond Offshore can provide no assurance in such cases that it will be able to ultimately execute a definitive agreement. In addition, for the reasons described above, Diamond Offshore can provide no assurance that its customers will be willing or able to fulfill their contractual commitments. Diamond Offshore’s inability to perform under its contractual obligations or to execute definitive agreements, or its customers’ inability or unwillingness to fulfill their contractual commitments to Diamond Offshore, may have a material adverse effect on Diamond Offshore’s business.

Diamond Offshore’s industry is highly competitive, with oversupply and intense price competition.

The offshore contract drilling industry is highly competitive with numerous industry participants. Some of Diamond Offshore’s competitors may be larger companies, have larger fleets and have greater financial or other resources than it does. The drilling industry has experienced consolidation in the past and may experience additional consolidation, which could create additional large competitors. Drilling contracts are traditionally awarded on a competitive bid basis. Price is typically the primary factor in determining which qualified contractor is awarded a job; however, rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered.

Recent new rig construction and upgrades of existing drilling rigs, as well as established rigs coming off contract during 2014, have contributed to the current decline in rig utilization, intensifying price competition. Additional newbuild rigs entering the market are expected to further negatively impact rig utilization and intensify price competition as scheduled delivery dates occur.

In Brazil, Petrobras has announced plans to construct locally 29 new ultra-deepwater drilling rigs to be delivered beginning in 2015. These new drilling rigs, if built, would increase rig supply and could intensify price competition in Brazil as well as other markets as they are placed in service, would compete with, and could displace, both Diamond Offshore’s deepwater and ultra-deepwater floaters coming off contract as well as its newbuilds coming to market and could materially adversely affect utilization rates, particularly in Brazil.

Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2014, one of Diamond Offshore’s customers in Brazil, Petrobras, and Diamond Offshore’s five largest customers in the aggregate accounted for 32% and 61%, of its annual total consolidated revenues. The loss of a significant customer could have a material adverse impact on Diamond Offshore’s financial results. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, it could materially adversely affect utilization rates in the affected market and also displace demand for Diamond Offshore’s other drilling rigs and newbuilds as the resulting excess supply enters the market. While it is normal for Diamond Offshore’s customer base to change over time as work programs are completed, the loss of or a significant reduction in the number of rigs contracted with any major customer may have a material adverse effect on Diamond Offshore’s future business.

The terms of Diamond Offshore’s drilling contracts may limit its ability to attain profitability in a declining market or to benefit from increasing dayrates in an improving market.

The duration of offshore drilling contracts is generally determined by customer requirements and, to a lesser extent, the respective management strategies of the offshore drilling contractors. In periods of decreasing demand for offshore rigs, drilling contractors may prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers may prefer shorter contracts that allow them to more quickly obtain the benefit of declining dayrates. Moreover, drilling contractors may accept lower dayrates in a declining market in order to obtain longer term contracts and add backlog. Conversely, in periods of rising demand for offshore rigs, contractors may prefer shorter contracts that allow them to more quickly profit from increasing dayrates, while customers with reasonably definite drilling programs may prefer longer term contracts to maintain dayrate prices at a consistent level. Diamond Offshore may be exposed to decreasing dayrates if any of its rigs are working under short term contracts during a declining market. Likewise, if any of its rigs are committed under long term contracts during an improving market, Diamond Offshore may be unable to enjoy the benefit of rising dayrates for the duration of those contracts. Exposure to falling dayrates in a declining market or the inability to fully benefit from increasing dayrates in an improving market through shorter term contracts may limit Diamond Offshore’s profitability.

Diamond Offshore may enter into drilling contracts that expose it to greater risks than it normally assumes.

From time to time, Diamond Offshore may enter into drilling contracts with national oil companies, government-controlled entities or others that expose it to greater risks than it normally assumes, such as exposure to greater environmental or other liability and more onerous termination provisions giving the customer a right to terminate without cause or upon little or no notice. Upon termination, these contracts may not result in a payment to Diamond Offshore, or if a termination payment is required, it may not fully compensate Diamond Offshore for the loss of a contract. In addition, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s financial condition, results of operations and cash flows. While Diamond Offshore believes that the financial terms of these contracts and its operating safeguards in place may partially mitigate these risks, it can provide no assurance that the increased risk exposure will not have a material negative impact on future operations or financial results.

Contracts for Diamond Offshore’s drilling rigs are generally fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability on those contracts.

Diamond Offshore’s contracts for its drilling rigs generally provide for the payment of a fixed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs it incurs on the project. Many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond its control. In addition, equipment repair and maintenance expenses fluctuate depending on the type of activity the rig is performing, the age and condition of the equipment and general market factors impacting relevant parts, components and services. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in its operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, Diamond Offshore may not be able to fully recover increased or unforeseen costs from its customers. Diamond Offshore’s inability to recover these increased or unforeseen costs from its customers could materially and adversely affect its business.

Rig conversions, upgrades or newbuilds may be subject to delays and cost overruns.

From time to time, Diamond Offshore adds new capacity through conversions or upgrades to existing rigs or through new construction, such as its ultra-deepwater drillship, Ocean BlackLion, and the harsh environment, ultra-deepwater semisubmersible rig, Ocean GreatWhite, both currently under construction. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

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

Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract, resulting in a loss of contract drilling backlog and revenue to Diamond Offshore. If a drilling contract is terminated under these circumstances, Diamond Offshore may not be able to secure a replacement contract, or if it does secure a replacement contract, it may not contain equally favorable terms.

Diamond Offshore’s business involves numerous operating hazards which could expose it to significant losses and significant damage claims. Diamond Offshore is not fully insured against all of these risks and its contractual indemnity provisions may not fully protect Diamond Offshore.

Diamond Offshore’s operations are subject to the significant hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, unstable or faulty sea floor conditions, fires and natural disasters such as hurricanes. The occurrence of any of these types of events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations, and oil spillage, oil leaks, well blowouts and extensive uncontrolled fires, any of which could cause significant environmental damage. In addition, offshore drilling operations are subject to marine hazards, including capsizing, grounding, collision and loss or damage from severe weather. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of suppliers or subcontractors to perform or supply goods or services or personnel shortages.

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

Diamond Offshore maintains liability insurance, which includes coverage for environmental damage; however, because of contractual provisions and policy limits, Diamond Offshore’s insurance coverage may not adequately cover its losses and claim costs. In addition, certain risks such as pollution, reservoir damage and environmental risks are generally not fully insurable. Also, Diamond Offshore does not typically purchase loss-of-hire insurance to cover lost revenues when a rig is unable to work. Moreover, insurance costs across the industry have increased following the Macondo incident and, in the future, certain insurance coverage may become more costly and less available or not available at all.

Diamond Offshore believes that the policy limit under its marine liability insurance is within the range that is customary for companies of its size in the offshore drilling industry and is appropriate for its business. However, if an accident or other event occurs that exceeds Diamond Offshore’s coverage limits or is not an insurable event under its insurance policies, or is not fully covered by contractual indemnity, it could have a material adverse effect on Diamond Offshore’s business. There can be no assurance that Diamond Offshore will continue to carry the insurance it currently maintains, that its insurance will cover all types of losses or that Diamond Offshore will be able to maintain adequate insurance in the future at rates it considers to be reasonable or that Diamond Offshore will be able to obtain insurance against some risks.

Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the GOM.

Because the amount of insurance coverage available to Diamond Offshore has been limited, and the cost for such coverage is substantial, Diamond Offshore self-insures for physical damage to rigs and equipment caused by named windstorms in the GOM. This results in a higher risk of losses, which could be material, that are not covered by third party insurance contracts.

In addition, certain of Diamond Offshore’s shore-based facilities are located in geographic regions that are susceptible to damage or disruption from hurricanes and other weather events. Future hurricanes or similar natural disasters that impact Diamond Offshore’s facilities, its personnel located at those facilities or its ongoing operations may negatively affect its business for those periods. These negative effects may include reduced or lost sales and revenues; costs associated with interruption in operations and with resuming operations; reduced demand for Diamond Offshore’s services from customers that were similarly affected by these events; lost market share; late deliveries; uninsured property losses; inadequate business interruption insurance; employee evacuations; and an inability to retain necessary staff.

Diamond Offshore may be required to accrue additional tax liability on certain of its foreign earnings.

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited (“DOIL”), a Cayman Islands subsidiary that it owns. It is Diamond Offshore’s intention to indefinitely reinvest future earnings of DOIL and its foreign subsidiaries to finance foreign activities. Diamond Offshore does not expect to provide for U.S. taxes on any future earnings generated by DOIL, except to the extent that these earnings are immediately subjected to U.S. federal income tax. Should a future distribution be made from any unremitted earnings of this subsidiary, Diamond Offshore may be required to record additional U.S. income taxes.

Fluctuations in exchange rates and nonconvertibility of currencies could result in losses.

Due to Diamond Offshore’s international operations, Diamond Offshore has experienced currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where it does not effectively hedge an exposure to a foreign currency. Diamond Offshore may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital. Diamond Offshore can provide no assurance that financial hedging arrangements will effectively hedge any foreign currency fluctuation losses that may arise.

Significant portions of Diamond Offshore’s operations are conducted outside the United States and involve additional risks not associated with United States domestic operations.

Diamond Offshore’s operations outside the United States accounted for approximately 85%, 89% and 94% of its total consolidated revenues for 2014, 2013 and 2012 and include operations in South America, Australia and Southeast Asia, the Middle East, Europe, East and West Africa, the Mediterranean and Mexico. Because Diamond Offshore operates in various regions throughout the world, it is exposed to risks of war, political disruption, civil disturbance, acts of terrorism, political corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism) and changes in global trade policies. Diamond Offshore may not have insurance coverage for these risks, or it may not be able to obtain adequate insurance coverage for such events at reasonable rates. Diamond Offshore’s operations may become restricted, disrupted or prohibited in any country in which any of the foregoing risks occur. In particular, the occurrence of any of these risks or any of the following events could materially and adversely impact Diamond Offshore’s business:

—	political and economic instability;

—	piracy, terrorism or other assaults on property or personnel;

—	kidnapping of personnel;

—	seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of property or equipment;

—	renegotiation or nullification of existing contracts;

—	disputes and legal proceedings in international jurisdictions;

—	changing social, political and economic conditions;

—	enactment of additional or stricter U.S. government or international sanctions;

—	imposition of wage and price controls, trade barriers or import-export quotas;

—	restrictive foreign and domestic monetary policies;

—	the inability to repatriate income or capital;

—	difficulties in collecting accounts receivable and longer collection periods;

—	fluctuations in currency exchange rates and restrictions on currency exchange;

—	regulatory or financial requirements to comply with foreign bureaucratic actions;

—	restriction or disruption of business activities;

—	limitation of access to markets for periods of time;

—	travel limitations or operational problems caused by public health threats;

—	difficulties in supplying, repairing or replacing equipment or transporting personnel in remote locations;

—	difficulties in obtaining visas or work permits for employees on a timely basis; and

—	changing taxation policies and confiscatory or discriminatory taxation.

Diamond Offshore is also subject to the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations governing its international operations in addition to worldwide anti-bribery laws. In addition, international contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to:

—	the equipping and operation of drilling rigs;

—	import-export quotas or other trade barriers;

—	repatriation of foreign earnings or capital;

—	oil and gas exploration and development;

—	local content requirements;

—	taxation of offshore earnings and earnings of expatriate personnel; and

—	use and compensation of local employees and suppliers by foreign contractors.

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

In addition, the shipment of goods, including the movement of a drilling rig across international borders, subjects Diamond Offshore to extensive trade laws and regulations. Diamond Offshore’s import activities are governed by unique customs laws and regulations that differ in each of the countries in which Diamond Offshore operates and often impose record keeping and reporting obligations. The laws and regulations concerning import/export activity and record keeping and reporting requirements are complex and change frequently. These laws and regulations may be enacted, amended, enforced and/or interpreted in a manner that could materially and adversely impact Diamond Offshore’s operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which may be outside of Diamond Offshore’s control. Shipping delays or denials could cause unscheduled downtime for rigs. Failure to comply with these laws and regulations could result in criminal and civil penalties, economic sanctions, seizure of shipments and/or the contractual withholding of monies owed to Diamond Offshore, among other things.

Diamond Offshore relies on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.

Diamond Offshore’s reliance on third-party suppliers, manufacturers and service providers to provide equipment and services exposes it to volatility in the quality, price and availability of such items. Certain components, parts and equipment that are used in Diamond Offshore’s operations may be available only from a small number of suppliers, manufacturers or service providers. The failure of one or more third-party suppliers, manufacturers or service providers to provide equipment, components, parts or services, whether due to capacity constraints, production or delivery disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment, is beyond Diamond Offshore’s control and could materially disrupt its operations or result in the delay, renegotiation or cancellation of drilling contracts, thereby causing a loss of contract drilling backlog and/or revenue, as well as an increase in operating costs.

Additionally, Diamond Offshore’s suppliers, manufacturers and service providers could be negatively impacted by current industry conditions or global economic conditions. If certain of Diamond Offshore’s suppliers, manufacturers or service providers were to experience significant cash flow issues, become insolvent or otherwise curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies or equipment available to Diamond Offshore and/or a significant increase in the price of such supplies and equipment, which could adversely impact Diamond Offshore’s business.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline’s actual construction and development costs could exceed its forecast, and its cash flow from construction and development projects may not be immediate, which may limit its ability to maintain or increase cash distributions.

Boardwalk Pipeline is engaged in multiple significant construction projects involving existing and new assets for which it has expended or will expend significant capital and it expects to engage in additional growth projects of this type. The construction of new assets involves regulatory, environmental, legal, political, materials and labor cost, operational and other risks that are difficult to predict and beyond Boardwalk Pipeline’s control. Any of these projects may not be completed on time or at all, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that Boardwalk Pipeline is not aware of when it commits to the project, including the ability of any foundation shipper to provide adequate credit support or to otherwise perform their obligations under any precedent agreements. Any of these factors could result in material unexpected costs or have a material adverse effect on Boardwalk Pipeline’s ability to realize the anticipated benefits from its growth projects.

Boardwalk Pipeline’s revenues and cash flows may not increase immediately on its expenditure of funds on a particular project. For example, if Boardwalk Pipeline builds a new pipeline or expands an existing facility, the design, construction and development may occur over an extended period of time and Boardwalk Pipeline may not receive any increase in revenue or cash flow from that project until after it is placed in service and customers begin using the new facilities.

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

Boardwalk Pipeline’s future growth depends on its ability to grow and diversify its business by, among other things, investing in assets through acquisitions or joint ventures and organic growth projects. Boardwalk Pipeline’s ability to grow, diversify and increase distributable cash flows will depend, in part, on its ability to close and execute on accretive acquisitions and projects. Any such transaction involves potential risks that may include, among other things:

—	the diversion of management’s and employees’ attention from other business concerns;

—	inaccurate assumptions about volume, revenues and project costs, including potential synergies;

—	a decrease in Boardwalk Pipeline’s liquidity as a result of it using available cash or borrowing capacity to finance the acquisition or project;

—	a significant increase in its interest expense or financial leverage if it incurs additional debt to finance the acquisition or project;

—	inaccurate assumptions about the overall costs of equity or debt;

—	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets or the developed assets;

—	unforeseen difficulties operating in new product areas or new geographic areas; and

—	changes in regulatory requirements or delays of regulatory approvals.

Additionally, acquisitions contain the following risks:

—	an inability to integrate successfully the businesses Boardwalk Pipeline acquires;

—	the assumption of unknown liabilities for which it is not indemnified, for which its indemnity is inadequate or for which its insurance policies may exclude from coverage;

—	limitations on rights to indemnity from the seller; and

—	customer or key employee losses of an acquired business.

There is no certainty that Boardwalk Pipeline will be able to complete these acquisitions or projects on schedule, on budget or at all.

Boardwalk Pipeline may not continue making distributions to unitholders at the current distribution rate or at all.

The amount of cash Boardwalk Pipeline has available to distribute to its unitholders principally depends upon the amount of cash it generates from its operations and financing activities and the amount of cash it requires, or determines to use, for other purposes, all of which fluctuate from quarter to quarter based on a number of factors, many of which are beyond the control of Boardwalk Pipeline. Some of the factors that influence the amount of cash Boardwalk Pipeline has available for distribution in any quarter include:

—

fluctuations in cash generated by its operations, including as a result of the seasonality of its business, customer payment issues, general business conditions and market conditions, which impact, for example, contract renewals, pricing, basis spreads, time period price spreads, market rates, and supply and demand for natural gas and Boardwalk Pipeline’s services;

—	the level of capital expenditures Boardwalk Pipeline makes or anticipates making, including for expansion, growth projects and acquisitions;

—	the amount of cash necessary to meet current or anticipated debt service requirements and other liabilities;

—	fluctuations in working capital needs;

—	the ability to borrow funds and/or access capital markets on acceptable terms to fund operations or capital expenditures, including acquisitions; and restrictions contained in its debt agreements; and

—	the cost and form of payment for pending or anticipated acquisitions and growth or expansion projects and the timing and commercial success of any such initiatives.

There is no guarantee that unitholders will receive quarterly distributions from Boardwalk Pipeline. Distributions are determined each quarter by the board of directors of Boardwalk Pipeline’s general partner based on the board’s consideration of Boardwalk Pipeline’s financial position, earnings, cash flow, current and future business needs and other relevant factors at that time. Boardwalk Pipeline may reduce or eliminate distributions at any time it determines that its cash reserves are insufficient or are otherwise required to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects, debt repayment or other business needs.

Boardwalk Pipeline may not be able to replace expiring gas transportation contracts at attractive rates or on a long term basis and may not be able to sell short term services at attractive rates or at all due to narrower basis differentials which adversely affect the value of its transportation services.

Transportation rates Boardwalk Pipeline is able to charge customers are heavily influenced by longer term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas export facilities. As a result of changes in longer term trends such as the development of gas production from the Marcellus and Utica areas located in the Northeastern U.S. and changes to related pipeline infrastructure, basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s pipeline systems (generally south to north and west to east) have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts scheduled for renewal for its firm transportation services. These conditions have, and Boardwalk Pipeline expects will continue to, materially adversely affect its revenues, earnings and distributable cash flows.

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

In 2008 and 2009, Boardwalk Pipeline placed into service a number of large new pipelines and expansions of its system, including its East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline and Fayetteville and Greenville Laterals. These projects were supported by firm transportation agreements with anchor shippers, typically having a term of ten years and pricing and other terms negotiated based on then current market conditions, which included wider basis spreads and, correspondingly, higher transportation rates than those prevailing in the current market. As a result, in 2018 and 2019, Boardwalk Pipeline will have significantly more transportation contract expirations than other years. Boardwalk Pipeline cannot predict what market conditions will prevail at the time such contracts expire and what pricing and other terms may be available in the marketplace for renewal or replacement of such contracts. If Boardwalk Pipeline is unable to renew or replace these and other expiring contracts when they expire, or if the terms of any such renewal or replacement contracts are not as favorable as the expiring agreements, Boardwalk Pipeline’s revenues and cash flows could be materially adversely affected. These market factors and conditions could impact Boardwalk Pipeline on a long term basis.

Boardwalk Pipeline may not be able to replace expiring gas storage contracts at attractive rates or on a long term basis and may not be able to sell short term services at attractive rates or at all due to narrowing of price spreads between time periods and reduced volatility which adversely affects Boardwalk Pipeline’s storage services.

Boardwalk Pipeline owns and operates substantial natural gas storage facilities. The market for Boardwalk Pipeline’s storage and parking and lending (“PAL”) services is impacted by the factors and market conditions discussed above for Boardwalk Pipeline’s transportation services, and is also impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Market conditions have caused time period price spreads to narrow considerably and price volatility of natural gas to decline significantly, reducing the rates Boardwalk Pipeline can charge for its storage and PAL services and adversely impacting the value of these services. These market conditions together with regulatory changes in the financial services industry have also caused a number of gas marketers, which have traditionally been large consumers of Boardwalk Pipeline’s storage and PAL services, to exit the market, further impacting the market for those services. These market factors and conditions could impact Boardwalk Pipeline on a long term basis.

Boardwalk Pipeline is exposed to credit risk relating to nonperformance by its customers.

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Credit risk exists in relation to Boardwalk Pipeline’s recently announced growth projects, certain of which require the foundation shippers to provide credit support as construction progresses. Further, in 2014, approximately 51% of Boardwalk Pipeline’s revenues were generated from contracts with natural gas producers, a significant number of which are integrated oil companies. Several of Boardwalk Pipeline’s growth projects are supported by contracts with oil companies. In the second half of 2014, oil prices declined significantly and the outlook for oil prices indicated that prices could remain depressed for the foreseeable future. Should the price of oil remain at its current level for a sustained period of time, Boardwalk Pipeline could be exposed to increased credit risk associated with the producer customer group.

Boardwalk Pipeline’s exposure also relates to receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipeline to them under certain NNS and PAL services. If any of Boardwalk Pipeline’s significant customers have credit or financial problems which result in a delay or failure to pay for services provided by Boardwalk Pipeline or contracted for with Boardwalk Pipeline, or to post the required credit support for construction efforts, or to repay the gas they owe Boardwalk Pipeline, it could have a material adverse effect on Boardwalk Pipeline’s business. In addition, Boardwalk Pipeline’s FERC gas tariffs only allow it to require limited credit support in the event that its transportation customers are unable to pay for its services. As contracts expire, the failure of any of its customers could also result in the non-renewal of contracted capacity.

New or amended pipeline safety laws and regulations requiring substantial changes to existing integrity management programs or safety technologies could subject Boardwalk Pipeline to increased capital and operating costs and require it to use more comprehensive and stringent safety controls.

Boardwalk Pipeline’s pipelines are subject to regulation by PHMSA of the DOT under the NGPSA with respect to natural gas and the HLPSA with respect to NGLs, both as amended. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGLs pipeline facilities. These amendments have resulted in the adoption of rules, through PHMSA, that require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in high consequence areas, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. These regulations have resulted in an overall increase in maintenance costs. PHMSA may develop more stringent regulations applicable to integrity management programs and other aspects of Boardwalk Pipeline’s operations, which may be hastened by recent highly-publicized incidents on certain pipelines in the U.S. Boardwalk Pipeline could incur significant additional costs if new or more stringent pipeline safety requirements are implemented.

The 2011 Act was enacted and signed into law in early 2012. Under the 2011 Act, maximum civil penalties for certain violations have been increased to $200,000 per violation per day, and from a total cap of $1 million to $2 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in more stringent safety controls or inspections or additional natural gas and hazardous liquids pipeline safety rulemaking. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

Further, Boardwalk Pipeline has entered into firm transportation contracts with shippers which utilize the design capacity of certain of its pipeline assets, assuming that Boardwalk Pipeline operates those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline’s SMYS. Boardwalk Pipeline has authority from PHMSA to operate those pipeline assets at such higher pressures, however PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, Boardwalk Pipeline may not be able to transport all of its contracted quantities of natural gas on its pipeline assets and could incur significant additional costs to re-obtain such authority or to develop alternate ways to meet its contractual obligations.

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

FERC also regulates the rates Boardwalk Pipeline can charge for its natural gas transportation and storage operations. For Boardwalk Pipeline’s cost-based services, FERC establishes both the maximum and minimum rates it can charge. The basic elements that FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. Boardwalk Pipeline may not be able to earn a return or recover all of its costs, including certain costs associated with pipeline integrity activities, through existing or future rates. In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the FERC pursuant to Section 4 of the NGA (Docket No RP15-65) requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates. The new tariff rates are expected to become effective May 1, 2015, subject to refund, which means that Gulf South will be responsible for refunds if the FERC later finds that its proposed rates are not just and reasonable. The rate case is in the initial stages and the ultimate outcome and impacts on Boardwalk Pipeline’s operating revenues and earnings for 2015 and beyond cannot be predicted at this time.

FERC can challenge the existing rates on any of Boardwalk Pipeline’s pipelines. Such a challenge against Boardwalk Pipeline could adversely affect its ability to charge rates that would cover future increases in its costs or even to continue to collect rates to maintain its current revenue levels that are designed to permit a reasonable opportunity to recover current costs and depreciation and earn a reasonable return.

If any of Boardwalk Pipeline’s pipelines under FERC jurisdiction were to file a rate case, such as Gulf South, or if they have to defend their rates in a proceeding commenced by FERC, Boardwalk Pipeline would be required, among other things, to establish that the inclusion of an income tax allowance in its cost of service is just and reasonable. Under current FERC policy, since it is a limited partnership and does not pay U.S. federal income taxes, this would require it to show that its unitholders (or their ultimate owners) are subject to federal income taxation. To support such a showing, Boardwalk Pipeline’s general partner may elect to require owners of its units to re-certify their status as being subject to U.S. federal income taxation on the income generated by Boardwalk Pipeline or may attempt to provide other evidence. Boardwalk Pipeline can provide no assurance that the evidence it might provide to FERC will be sufficient to establish that its unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income generated by Boardwalk Pipeline’s jurisdictional pipelines. If Boardwalk Pipeline is unable to make such a showing, FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that may be charged by its pipelines, which could result in a reduction of such maximum rates from current levels.

Changes in energy prices, including natural gas, oil and NGLs impact supply of and demand for those commodities, which impacts Boardwalk Pipeline’s business.

The prices of natural gas and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors, including:

—	worldwide economic conditions;

—	weather conditions, seasonal trends and hurricane disruptions;

—	the relationship between the available supplies and the demand for natural gas and NGLs;

—	new supply sources;

—	the availability of adequate transportation capacity;

—	storage inventory levels;

—	the price and availability of oil and other forms of energy;

—	the effect of energy conservation measures;

—	new or amended laws and regulations, new regulations adopted by governmental authorities such as the DOT, PHMSA and the EPA, including, for example greenhouse gas legislation and taxation; and

—	the anticipated future prices of natural gas, oil and other commodities.

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

Boardwalk Pipeline relies on a limited number of customers for a significant portion of revenues. Its largest customer in terms of revenue, Devon Gas Services, LP, represented over 10% of its 2014 revenues. Boardwalk Pipeline’s top ten customers comprised approximately 44% of its revenues in 2014. Boardwalk Pipeline may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms which could materially reduce its contracted transportation volumes and the rates it can charge for its services.

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

Future terrorist attacks and the continued threat of terrorism in this country or abroad, as well as possible retaliatory military and other action by the United States and its allies, could have a significant impact on the assets and businesses of certain of our subsidiaries. CNA issues coverages that are exposed to risk of loss from a terrorism act. Terrorist acts or the threat of terrorism, including increased political, economic and financial market instability and volatility in the price of oil and gas, could affect the market for Diamond Offshore’s drilling services and Boardwalk Pipeline’s transportation, gathering and storage services. In addition, future terrorist attacks could lead to reductions in business travel and tourism which could harm Loews Hotels. While our subsidiaries take steps that they believe are appropriate to secure their assets, there is no assurance that they can completely secure them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

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

Diamond Offshore.  Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government or other governmental or international authorities. These restrictions, sanctions and embargoes prohibit or limit Diamond Offshore from participating in certain business activities in those countries. Diamond Offshore’s operations are also subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. The offshore drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, can be affected by changes in tax and other laws relating to the energy business generally. Diamond Offshore may be required to make significant expenditures for additional capital equipment or inspections and recertifications to comply with governmental laws and regulations. It is also possible that these laws and regulations may, in the future, add significantly to Diamond Offshore’s operating costs or result in a reduction in revenues associated with downtime required to install such equipment, or may otherwise significantly limit drilling activity.

In addition, Diamond Offshore’s business is negatively impacted when it performs certain regulatory inspections, which Diamond Offshore refers to as a 5-year survey, or special survey, that are due every five years for each of its rigs. These special surveys are generally performed in a shipyard and require scheduled downtime, which can negatively impact operating revenue. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance activities may result from the special survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year, as well as from quarter to quarter. Diamond Offshore’s business may also be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey normally does not require shipyard time, the survey may require some downtime for the rig. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

In the aftermath of the 2010 Macondo well blowout and the subsequent investigation into the causes of the event, new rules were implemented for oil and gas operations in the GOM and in many of the international locations in which Diamond Offshore operates, including new standards for well design, casing and cementing and well control procedures, equipment inspections and certifications, as well as rules requiring operators to systematically identify risks and establish safeguards against those risks through a comprehensive safety and environmental management system (“SEMS”). New regulations may continue to be announced, including rules regarding drilling systems and equipment, such as blowout preventer and well control systems and lifesaving systems, as well as rules regarding employee training, engaging personnel in safety management and requiring third party audits of SEMS programs. Such new regulations could require modifications or enhancements to existing systems and equipment, or require new equipment, and could increase Diamond Offshore’s operating costs and cause downtime for its rigs if it is required to take any of them out of service between scheduled surveys or inspections, or if it is required to extend scheduled surveys or inspections, to meet any such new requirements. Diamond Offshore is not able to predict the likelihood, nature or extent of additional rulemaking, nor is it able to predict the future impact of these events on operations. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of Diamond Offshore’s operations, and enhanced permitting requirements, as well as escalating costs borne by its customers, could reduce exploration activity in the GOM and therefore demand for its services.

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

We and our subsidiaries are subject to physical and financial risks associated with climate change.

As awareness of climate change issues increases, governments around the world are also increasingly considering and adopting laws and regulations to address climate change issues. This may result in new environmental regulations that may unfavorably impact us, our subsidiaries and their suppliers and customers. We and our subsidiaries may be exposed to risks related to new laws or regulations pertaining to climate change, carbon emissions or energy use that could decrease the use of oil or natural gas, thus reducing demand for hydrocarbon-based fuel and related services provided by our energy subsidiaries. Governments also may pass laws or regulations encouraging or mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas. In addition, changing global weather patterns have been associated with extreme weather events and could change longer-term natural catastrophe trends, including increasing the frequency and severity of hurricanes and other natural disasters which could increase future catastrophe losses at CNA and damage to property, disruption of business and higher operating costs at Diamond Offshore, Boardwalk Pipeline and Loews Hotels.

There is currently no federal regulation that limits Greenhouse Gas (“GHG”) emissions in the U.S. However, several bills were introduced in Congress in recent years that would regulate U.S. GHG emissions under a cap and trade system. Although these bills were not passed into law, some regulation of that type may be enacted in the U.S. in the near future. In addition, in 2009 the EPA adopted regulations under the Clean Air Act requiring the monitoring and reporting of annual GHG emissions by operators of facilities that emit more than 25,000 metric tons of GHG per year, which includes Boardwalk Pipeline. Numerous states and several regional multi-state climate initiatives have announced or adopted plans to regulate GHG emissions, though the state programs vary widely. The establishment of a GHG reporting system and registry may be a first step toward broader regulation of GHG emissions. Compliance with future laws and regulations could impose significant costs on affected companies or adversely affect the demand for and the cost to produce and transport hydrocarbon-based fuel, which would adversely affect the businesses of our energy subsidiaries.

Any significant interruption in the operation of our facilities, systems and business functions or breach in our data security infrastructure could result in a materially adverse effect on our operations.

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

A significant breach of our data security infrastructure, resulting from actions by our employees, vendors, third party administrators or by unknown third parties, that impacts our data framework or causes a failure to protect personal information of customers or employees may result in operational impairments and financial losses, as well as significant harm to our reputation.

The foregoing risks relating to disruption of service, interruption of operations and data loss could expose us to monetary and reputational damages. In addition, potential exposure includes substantially increased compliance costs and computer system upgrading and security related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations, both in the U.S. and foreign jurisdictions. Any such legal or regulatory action could have a material adverse effect on our operations.

Loss of key vendor relationships or issues relating to the transitioning of vendor relationships could result in a materially adverse effect on our and our subsidiaries’ operations.

We and our subsidiaries rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware, software and services, as well as other critical materials and services. If one or more key vendors becomes unable to continue to provide products or services at the requisite level, or fails to protect our proprietary information, including in some cases personal information of employees, customers or hotel guests, we and our subsidiaries may experience a material adverse effect on our or their business or reputation.

We could incur impairment charges related to the carrying value of the long-lived assets and goodwill of our subsidiaries.

Our subsidiaries regularly evaluate their long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Most notably, we could incur impairment charges related to the carrying value of offshore drilling equipment at Diamond Offshore, pipeline and storage assets at Boardwalk Pipeline and hotel properties owned by Loews Hotels.

In particular, Diamond Offshore is currently experiencing declining demand for certain offshore drilling rigs as a result of excess rig supply in the industry due, in part, to the numerous newly constructed rigs that have or will enter the market. As a result, these rigs will negatively impact utilization which could result in Diamond Offshore incurring additional asset impairments, rig retirements and/or rigs being scrapped.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “L.” The following table sets forth the reported high and low sales prices in each calendar quarter:

	2014		2013

	High	Low	High	Low

First Quarter	$ 48.15	$42.63	$44.78	$41.06
Second Quarter	45.43	42.29	47.10	42.59
Third Quarter	44.59	41.57	47.94	44.03
Fourth Quarter	43.77	39.04	49.43	46.10

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”), our New Peer Group (“Loews New Peer Group”) and our Old Peer Group (“Loews Old Peer Group”) for the five years ended December 31, 2014. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, the New Peer Group and the Old Peer Group was $100 on December 31, 2009 and that all dividends were reinvested. We have historically constructed our peer group based on comparable products and services, revenue composition and size. However, in reevaluating our peer group this year, we have removed two peers due to the sale of HighMount on September 30, 2014. We believe these changes to the peer group provide a more meaningful comparison in terms of comparable products and services, revenue composition and size.

	2009	2010	2011	2012	2013	2014
Loews Common Stock	100.00	107.80	104.96	114.32	136.08	119.22
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
Loews New Peer Group (a)	100.00	113.09	114.89	130.27	164.11	172.84
Loews Old Peer Group (b)	100.00	111.28	117.28	133.14	170.42	172.44

(a)

The Loews New Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries: Ace Limited, W.R. Berkley Corporation, The Chubb Corporation, Energy Transfer Partners L.P., Ensco plc, The Hartford Financial Services Group, Inc., Kinder Morgan Energy Partners, L.P. (included through November 26, 2014 when it was acquired by Kinder Morgan Inc.), Noble Corporation, Spectra Energy Corp, Transocean Ltd. and The Travelers Companies, Inc.

(b)

The Loews Old Peer Group consists of Ace Limited, W.R. Berkley Corporation, Cabot Oil & Gas Corporation, The Chubb Corporation, Energy Transfer Partners L.P., Ensco plc, The Hartford Financial Services Group, Inc., Kinder Morgan Energy Partners, L.P. (included through November 26, 2014 when it was acquired by Kinder Morgan Inc.), Noble Corporation, Range Resources Corporation, Spectra Energy Corp, Transocean Ltd. and The Travelers Companies, Inc.

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.0625 per share of Loews common stock were paid in each calendar quarter of 2014 and 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2014 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	6,908,778	$39.91	6,099,228
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)	Reflects stock options and stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan.
(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

We have approximately 1,000 holders of record of our common stock.

Common Stock Repurchases

During the fourth quarter of 2014, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2014- October 31, 2014	4,008,200	$41.40	N/A	N/A

November 1, 2014 - November 30, 2014	305,900	$43.17	N/A	N/A

December 1, 2014 - December 31, 2014	696,900	$39.54	N/A	N/A

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2014	2013	2012	2011	2010

(In millions, except per share data)

Results of Operations:

Revenues	$14,325	$14,613	$14,072	$13,591	$13,976
Income before income tax	$1,810	$2,277	$2,022	$2,327	$2,676
Income from continuing operations	$1,353	$1,621	$1,509	$1,764	$1,875
Discontinued operations, net	(391)	(552)	(399)	(70)	113

Net income	962	1,069	1,110	1,694	1,988
Amounts attributable to noncontrolling interests	(371)	(474)	(542)	(632)	(699)

Net income attributable to Loews Corporation	$591	$595	$568	$1,062	$1,289

Net income attributable to Loews Corporation:
Income from continuing operations	$962	$1,149	$968	$1,121	$1,183
Discontinued operations, net	(371)	(554)	(400)	(59)	106

Net income	$591	$595	$568	$1,062	$1,289

Diluted Net Income Per Share:

Income from continuing operations	$2.52	$2.95	$2.44	$2.77	$2.82
Discontinued operations, net	(0.97)	(1.42)	(1.01)	(0.15)	0.25

Net income	$1.55	$1.53	$1.43	$2.62	$3.07

Financial Position:

Investments	$52,032	$52,945	$53,040	$48,943	$48,779
Total assets	78,367	79,939	80,021	75,268	76,198
Debt	10,668	10,344	8,500	8,301	8,377
Shareholders’ equity	19,280	19,458	19,459	18,772	18,386
Cash dividends per share	0.25	0.25	0.25	0.25	0.25
Book value per share	51.70	50.25	49.67	47.33	44.35
Shares outstanding	372.93	387.21	391.81	396.59	414.55

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

—	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

—	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 52.5% owned subsidiary);

—	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 53% owned subsidiary); and

—	operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

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

Consolidated Financial Results

Income from continuing operations for 2014 was $962 million, or $2.52 per share, compared to $1.1 billion, or $2.95 per share, in 2013. Consolidated net income for the year ended December 31, 2014 was $591 million, or $1.55 per share, compared to $595 million, or $1.53 per share, in 2013. Net income includes discontinued operations reflecting the sale of HighMount Exploration & Production, LLC (“HighMount”) and CNA’s annuity and pension deposit business.

Income from continuing operations decreased primarily due to lower earnings at CNA, Diamond Offshore and Boardwalk Pipeline.

CNA’s earnings declined due to lower net investment income as a result of reduced limited partnership income and lower favorable net prior year development as well as a $31 million loss (after tax and noncontrolling interests) on a coinsurance transaction related to the August 1, 2014 sale of CNA’s annuity and pension deposit business. These decreases were partially offset by improved current accident year underwriting results, lower catastrophe losses and the prior year impact of a $111 million (after tax and noncontrolling interests) deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer (“LPT”). See the Results of Operations by Business Segment – CNA Financial – Property and Casualty Claim and Claim Adjustment Expense Reserves for further information on the LPT transaction.

Diamond Offshore’s earnings decreased primarily due to lower utilization, an impairment loss of $55 million (after tax and noncontrolling interests) related to the carrying value of six semisubmersible rigs, and higher depreciation and interest expense. These decreases were partially offset by the absence of a prior year tax provision of $27 million (after noncontrolling interests) for an uncertain tax position related to its Egyptian operations.

Boardwalk Pipeline’s earnings decreased primarily due to a $55 million charge (after tax and noncontrolling interests) related to the write-off of all previously capitalized costs incurred by the Company and Boardwalk Pipeline for the proposed Bluegrass project as well as higher operations, maintenance and depreciation expense in 2014. The prior year included a goodwill impairment charge of $16 million (after tax and noncontrolling interests) partially offset by a gain on the sale of storage gas of $13 million (after tax and noncontrolling interests).

Discontinued operations in 2014 include impairment charges related to the sale of HighMount and CNA’s annuity and pension deposit business as well as the operations of those businesses. Additionally, discontinued operations in 2013 included a goodwill impairment charge of $382 million (after tax), a ceiling test impairment charge of $186 million (after tax) and an impairment charge of $22 million (after tax) related to gathering pipelines at HighMount.

Book value per share increased to $51.70 at December 31, 2014 from $50.25 at December 31, 2013. Book value per share excluding Accumulated other comprehensive income (“AOCI”) increased to $50.95 at December 31, 2014 from $49.38 at December 31, 2013.

Discontinued Operations

On August 1, 2014, CNA completed the sale of Continental Assurance Company (“CAC”), its life insurance subsidiary. In connection with the sale, we recorded a loss of $189 million (after tax and noncontrolling interests), which is reflected as discontinued operations in the Consolidated Statements of Income.

In May of 2014, the Company announced that HighMount, its natural gas and oil exploration and production subsidiary, was pursuing strategic alternatives, including a potential sale of the business. On August 7, 2014, the Company entered into an agreement to sell HighMount to privately held affiliates of EnerVest, Ltd. and on September 30, 2014, HighMount was sold for net proceeds of $787 million. HighMount’s bank debt of $480 million was repaid from proceeds of the sale. We recorded a loss of $138 million (after tax) in connection with the sale which is reflected as discontinued operations in the Consolidated Statements of Income.

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

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care and are estimated using actuarial estimates about morbidity and persistency as well as assumptions about expected investment returns and future rate increases. The reserve for unearned premiums on property and casualty contracts represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves – Estimates and Uncertainties section below.

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

If actual experience differs from the estimates made by management in determining the allowances for doubtful accounts on reinsurance and other receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations and/or equity could be materially adversely affected.

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

Long Term Care Policies

Future policy benefit reserves for CNA’s long term care policies are based on certain assumptions including morbidity, persistency, discount rates and future rate increases. The adequacy of the reserves is contingent on actual experience related to these key assumptions, which were generally established at time of issue. If actual experience differs from these assumptions, the reserves may not be adequate, requiring CNA to add to reserves.

A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving discount rate assumption could result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may also require an increase to CNA’s reserves. In addition, CNA may not receive regulatory approval for the rate increases it requests.

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

In determining the expected long term rate of return on plan assets assumption, we considered the historical performance of the investment portfolio as well as the long term market return expectations based on the investment mix of the portfolio.

Further information on our pension and postretirement benefit obligations is in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

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

CNA Financial

Reserves – Estimates and Uncertainties

The level of reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect its results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

To mitigate the risks posed by CNA’s exposure to A&EP claims and claim adjustment expenses, as further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8, on August 31, 2010, CNA completed a transaction with National Indemnity Company (“NICO”), under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO effective January 1, 2010 (“Loss Portfolio Transfer” or “LPT”).

The Loss Portfolio Transfer is a retroactive reinsurance contract. During the fourth quarter of 2013 the cumulative amounts ceded under the Loss Portfolio Transfer exceeded the consideration paid, resulting in a $189 million deferred retroactive reinsurance gain. This deferred benefit will be recognized in earnings in future periods in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract. The fourth quarter of 2014 A&EP reserve review was not completed. Additional information and analysis on inuring third party reinsurance recoveries are needed to finalize the review. CNA expects to complete the review in the first half of 2015.

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

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine, surety and warranty. Specialty, Commercial and International contain both long-tail and short-tail exposures. Other contains long-tail exposures.

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

Periodic Reserve Reviews

The reserve analyses performed by CNA’s actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with CNA’s senior management to determine the best estimate of reserves. CNA’s senior management considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends.

CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, consideration of the factors cited above and its judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.

Currently, CNA’s recorded reserves are modestly higher than the actuarial point estimate. For Commercial, Specialty and International, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, changes to the tort environment which may adversely impact claim costs and the effects from the economy. For CNA’s legacy A&EP liabilities, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.

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

CNA’s recorded reserves are management’s best estimate. In order to provide an indication of the variability associated with CNA’s net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in significant factors affecting CNA’s reserve estimates for particular types of business. These significant factors are the ones that CNA believes could most likely materially affect the reserves. This discussion covers the major types of business for which CNA believes a material deviation to its reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on CNA’s reserves.

CNA believes a material deviation to its net reserves is reasonably possible for professional liability and management liability products and Surety products. This includes professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. This also includes D&O, employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the health care delivery system. The most significant factor affecting reserve estimates for these products is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, CNA estimates that the net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $5.4 billion at December 31, 2014.

The two types of business for which CNA believes a significant deviation to its net reserves is reasonably possible are workers’ compensation and general liability.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $400 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $400 million. Net reserves for workers’ compensation were approximately $4.5 billion at December 31, 2014.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.7 billion at December 31, 2014.

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

The following table summarizes gross and net carried reserves for CNA’s property and casualty operations:

December 31	2014	2013

(In millions)

Gross Case Reserves	$8,186	$8,374
Gross IBNR Reserves	8,998	9,350

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$17,184	$17,724

Net Case Reserves	$7,474	$7,541
Net IBNR Reserves	8,295	8,486

Total Net Carried Claim and Claim Adjustment Expense Reserves	$15,769	$16,027

The following table summarizes the gross and net carried reserves for certain property and casualty business in run-off, including CNA Re and A&EP:

December 31	2014	2013

(In millions)

Gross Case Reserves	$1,189	$1,140
Gross IBNR Reserves	1,715	2,167

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,904	$3,307

Net Case Reserves	$144	$283
Net IBNR Reserves	171	184

Total Net Carried Claim and Claim Adjustment Expense Reserves	$315	$467

Life & Group Non-Core Policyholder Reserves

CNA calculates and maintains reserves for policyholder benefits for Life & Group Non-Core, which primarily includes long term care, based on actuarial assumptions. The determination of these reserves is fundamental to its financial results and requires management to make assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

The actuarial assumptions represent management’s best estimates at the date the contract was issued plus a margin for adverse deviation. Actuarial assumptions include estimates of morbidity, persistency, discount rates and expenses over the life of the contracts. Under GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops. The impact of differences between the actuarial assumptions and actual experience is reflected in results of operations each period.

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

The actuarial assumptions that management believes are subject to the most variability are discount rate, morbidity and persistency. Persistency can be affected by policy lapses and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility. There is limited historical company and industry data available to CNA for long term care morbidity and mortality, as only a small portion of the policies written to date are in claims paying status. As a result of this variability, CNA’s long term care reserves may be subject to material increases if actual experience develops adversely to its expectations.

Annually, management assesses the adequacy of its GAAP reserves by product group by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions, including anticipated future rate increases, as of the date of the assessment without provisions for adverse deviation. The GPV reserves are then compared to the recorded reserves. If the GPV reserves are greater than the existing net GAAP reserves (i.e. reserves net of any deferred acquisition costs asset), the existing net GAAP reserves are unlocked and are increased to the greater amount. Any such increase would be reflected in CNA’s results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings.

The level of margin in CNA’s long term care reserves at December 31, 2014 was approximately $100 million, a decrease of approximately $250 million from the prior year end. A summary of the changes in the margin is presented in the table below:

(In millions)

Long term care active life reserve margin
December 31, 2013 margin	$350

Investment assumptions:
Updated rate & spread assumptions	(640)
Updated investment strategy/assumptions	325

Operating assumptions:
Roll forward and updated liability assumptions	(195)
Anticipated premium rate increases	260

December 31, 2014 margin	$100

The decrease in the margin from the updated investment rate and spread assumptions reflects the impact of the decline in interest rates in 2014 and the expectation of a lower interest rate environment on the current year GPV. This margin reduction was somewhat offset by actual investment yields achieved during the year and planned changes in CNA’s investment strategy.

The decline in the margin related to liability assumptions was driven by morbidity. This was more than offset by an increase in planned rate increase actions.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its assumptions. CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur.

Any required increase in the net GAAP reserves resulting from the hypothetical revisions in the table below would first reduce the margin in CNA’s carried reserves before it would affect results of operations. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

December 31, 2014	Estimated Reduction to Pretax Income

(In millions of dollars)

Hypothetical revisions
Discount rate:
50 basis point decline	$640
100 basis point decline	1,477
Morbidity:
5% increase	474
15% increase	1,625
Persistency:
5% decline in voluntary lapse and mortality	246
10% decline in voluntary lapse and mortality	616
Premium rate:
25% decrease in anticipated future rate increases	68
50% decrease in anticipated future rate increases	241

Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized above.

The following table summarizes policyholder reserves for Life & Group Non-Core. Consistent with the Consolidated Balance Sheet presentation, the comparative period continues to reflect CAC liabilities.

December 31, 2014	Claim and claim adjustment expenses	Future policy benefits	Policyholders’ funds	Separate account business	Total

(In millions)

Long term care	$2,064	$7,782			$9,846
Structured settlement annuities	606				606
Other	28	1			29

Total	2,698	7,783			10,481
Shadow adjustments (a)	145	1,522			1,667
Ceded reserves	340	185			525

Total gross reserves	$3,183	$9,490	$-	$-	$12,673

December 31, 2013

Long term care	$1,889	$7,329			$9,218
Annuities, including structured settlements	613	1,990			2,603
Institutional markets	1	9	$57	$181	248
Other	37	4			41

Total	2,540	9,332	57	181	12,110
Shadow adjustments (a)	83	406			489
Ceded reserves	435	733	35		1,203

Total gross reserves	$3,058	$10,471	$92	$181	$13,802

(a)

To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). The Shadow Adjustments presented above do not include $314 million and $342 million related to Deferred acquisition costs at December 31, 2014 and 2013.

Results of Operations

The following table summarizes the results of operations for CNA for the years ended December 31, 2014, 2013 and 2012 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8.

Year Ended December 31	2014	2013	2012

(In millions)

Revenues:
Insurance premiums	$7,212	$7,271	$6,881
Net investment income	2,067	2,282	2,110
Investment gains	54	16	51
Other revenues	359	363	322

Total	9,692	9,932	9,364

Expenses:
Insurance claims and policyholders’ benefits	5,591	5,806	5,729
Amortization of deferred acquisition costs	1,317	1,362	1,274
Other operating expenses	1,386	1,315	1,324
Interest	183	166	170

Total	8,477	8,649	8,497

Income before income tax	1,215	1,283	867
Income tax expense	(322)	(363)	(242)

Income from continuing operations	893	920	625
Discontinued operations, net	(197)	22	8

Net income	696	942	633
Amounts attributable to noncontrolling interests	(71)	(95)	(63)

Net income attributable to Loews Corporation	$625	$847	$570

2014 Compared with 2013

Income from continuing operations decreased $27 million in 2014 as compared with 2013 due to lower net investment income of $215 million, primarily driven by reduced limited partnership results, lower favorable net prior year development and a $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction related to the sale of CNA’s annuity and pension deposit business. These decreases were partially offset by an increase of $38 million ($22 million after tax and noncontrolling interests) in investment gains, improved current accident year underwriting results and the prior year impact of a $111 million (after tax and noncontrolling interests) deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Further information on net prior year development for 2014 and 2013 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

2013 Compared with 2012

Income from continuing operations increased $295 million in 2013 as compared with 2012. Net investment income increased $172 million, primarily driven by a significant increase in limited partnership results. This increase was partially offset by a decrease of $35 million ($20 million after tax and noncontrolling interests) in investment gains. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Insurance premiums increased $390 million, including an increase of $241 million related to Hardy, which was acquired in July of 2012. Insurance claims and policyholders’ benefits increased $77 million, primarily due to the impact of the $111 million (after tax and noncontrolling interests) deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer and lower aggregate favorable net prior year development, partially offset by lower catastrophe impacts. Further information on net prior year development for 2013 and 2012 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

As a result of realigned management responsibilities at CNA, we revised the CNA related segments in the fourth quarter of 2014 to Specialty, Commercial, International and Other Non-Core. Results of CNA Europe and Canada that were previously included in the Specialty and Commercial segments and results of Hardy that were previously included in the Other Non-Core segment are now included in the International segment. Prior period segment disclosures have been conformed to the current year presentation.

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

The following table summarizes the results of CNA’s property and casualty operations for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31, 2014	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$ 2,839	$ 2,817	$ 880	$ 6,536
Net earned premiums	2,838	2,906	913	6,657
Net investment income	560	723	61	1,344
Net operating income	569	276	63	908
Net realized investment gains (losses)	9	9	(1)	17
Net income	578	285	62	925

Ratios:
Loss and loss adjustment expense	57.3%	75.3%	53.5%	64.6%
Expense	30.1	33.7	38.9	32.9
Dividend	0.2	0.3		0.2

Combined	87.6%	109.3%	92.4%	97.7%

Year Ended December 31, 2013

Net written premiums	$ 2,880	$ 2,960	$ 959	$ 6,799
Net earned premiums	2,795	3,004	916	6,715
Net investment income	629	899	60	1,588
Net operating income	600	403	62	1,065
Net realized investment gains (losses)	(2)	(9)	3	(8)
Net income	598	394	65	1,057

Ratios:
Loss and loss adjustment expense	57.0%	75.2%	53.4%	64.6%
Expense	29.9	34.0	39.7	33.1
Dividend	0.2	0.3		0.2

Combined	87.1%	109.5%	93.1%	97.9%

Year Ended December 31, 2012	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$ 2,733	$ 3,033	$ 648	$ 6,414
Net earned premiums	2,709	2,968	647	6,324
Net investment income	564	826	59	1,449
Net operating income	415	221	46	682
Net realized investment gains	10	20	5	35
Net income	425	241	51	717

Ratios:
Loss and loss adjustment expense	64.4%	79.9%	55.8%	70.8%
Expense	31.5	35.4	38.1	34.0
Dividend	0.1	0.4		0.2

Combined	96.0%	115.7%	93.9%	105.0%

2014 Compared with 2013

Net written premiums decreased $263 million in 2014 as compared with 2013. The decrease in net written premiums was primarily driven by a lower level of new business, reflecting competitive market conditions in Commercial and Specialty, underwriting actions taken in certain business classes in Commercial and a 2013 commutation by Hardy, partially offset by continued rate increases in Commercial. Net earned premiums decreased $58 million in 2014 as compared with 2013, consistent with decreases in net written premiums.

Specialty’s average rate increased 3% in 2014 as compared with an increase of 6% in 2013, for the policies that renewed in each period. Retention of 86% and 85% was achieved in each period. Commercial’s average rate increased 5% in 2014 as compared with an increase of 9% in 2013, for the policies that renewed in each period. Retention of 74% was achieved in each period. International’s average rate decreased 1% in 2014 as compared with an increase of 1% in 2013, for the policies that renewed in each period. Retention of 74% and 79% was achieved in each period.

Net operating income decreased $157 million in 2014 as compared to 2013, primarily due to lower net investment income, less favorable net prior year development and a legal settlement benefit of $28 million (after tax and noncontrolling interests) in 2013 for Commercial, partially offset by improved current accident year underwriting results in Specialty and Commercial. Catastrophe losses were $92 million (after tax and noncontrolling interests) in 2014 as compared to $100 million (after tax and noncontrolling interests) in 2013.

Favorable net prior year development decreased by $105 million, from $155 million in 2013 to $50 million in 2014. Further information on net prior year development is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 0.5 points in 2014 as compared with 2013. The loss ratio increased 0.3 points due to less favorable net prior year development, partially offset by improvement in the current accident year loss ratio.

Commercial’s combined ratio and loss ratio in 2014 were largely consistent with 2013. The expense ratio improved 0.3 points in 2014 as compared with 2013, primarily due to the favorable impact of recoveries on insurance receivables written off in prior years.

International’s combined ratio improved 0.7 points in 2014 as compared with 2013. The loss ratio increased 0.1 points, due to the higher current accident year loss ratio, substantially offset by the impact of commutations. The expense ratio improved 0.8 points in 2014 as compared with 2013, primarily due to decreased acquisition expenses.

2013 Compared with 2012

Net written premiums increased $385 million in 2013 as compared with 2012, including an increase of $279 million in International related to Hardy. Excluding Hardy, the increase in net written premiums was primarily driven by increased rate, partially offset by underwriting actions taken in certain business classes in Commercial. Net earned premiums increased $391 million in 2013 as compared with 2012, including $241 million in International related to Hardy. Excluding Hardy, the increase in net earned premiums was consistent with increases in net written premiums.

Specialty’s average rate increased 6% in 2013 as compared with an increase of 5% in 2012, for the policies that renewed in each period. Retention of 85% and 86% was achieved in each period. Commercial’s average rate increased 9% in 2013 as compared with an increase of 7% in 2012, for the policies that renewed in each period. Retention of 74% and 77% was achieved in each period. International’s average rate increased 1% in 2013 as compared with an increase of 2% in 2012 for the policies that renewed in each period. Retention of 79% and 80% was achieved in each period.

Net operating income increased $383 million in 2013 as compared to 2012, primarily due to improved underwriting results, higher net investment income and a legal settlement benefit of $28 million (after tax and noncontrolling interests) in 2013 for Commercial. These favorable impacts were partially offset by unfavorable net prior year development in 2013 for Commercial. Catastrophe losses were $100 million (after tax and noncontrolling interests) in 2013 as compared to $243 million (after tax and noncontrolling interests) in 2012.

The combined ratio improved 7.1 points in 2013 as compared to 2012. The loss ratio improved 6.2 points in 2013 as compared to 2012, primarily due to an improved current accident year non-catastrophe loss ratio and decreased catastrophe losses in Commercial and International. The expense ratio improved by 0.9 points, primarily due to the impact of lower underwriting expenses and a higher net earned premium base in Specialty and decreased expenses including favorable changes in estimates of insurance assessment liabilities in Commercial, partially offset by increased expenses in International.

Favorable net prior year development decreased by $84 million, from $239 million in 2012 to $155 million in 2013. Further information on net prior year development is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Other Non-Core Operations

Other Non-Core primarily includes the results of CNA’s individual and group long term care businesses, which are in run-off and also includes certain CNA corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and A&EP. CNA’s group long term care business, while considered non-core, currently continues to accept new employees in existing groups.

The following table summarizes the results of CNA’s Other Non-Core operations for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31, 2014	Life & Group Non-Core	Other	Other Non-Core
(In millions)

Net earned premiums	$556		$556
Net investment income	700	$23	723
Net operating loss	(62)	(76)	(138)
Net realized investment gains	6	9	15
Net loss from continuing operations	(56)	(67)	(123)

Year Ended December 31, 2013

Net earned premiums	$559		$559
Net investment income	662	$32	694
Net operating loss	(66)	(182)	(248)
Net realized investment gains	15	3	18
Net loss from continuing operations	(51)	(179)	(230)

Year Ended December 31, 2012

Net earned premiums	$559		$559
Net investment income	629	$32	661
Net operating loss	(83)	(66)	(149)
Net realized investment losses	(5)		(5)
Net loss from continuing operations	(88)	(66)	(154)

2014 Compared with 2013

Results from continuing operations increased $107 million in 2014 as compared with 2013, primarily driven by the prior year impact of a $111 million (after tax and noncontrolling interests) deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer, as further discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8. Results in 2014 included a $50 million (after tax and noncontrolling interests) benefit related to a postretirement plan curtailment, substantially offset by a $49 million (after tax and noncontrolling interests) lump sum pension plan settlement, as further discussed in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

Results in CNA’s long term care and life settlement business improved in 2014, but that improvement was substantially offset by the $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction related to the sale of CNA’s annuity and pension deposit business and results for CNA’s remaining structured settlements. The improved results in long term care were driven by higher net investment income attributable to a higher invested asset base and portfolio allocation of tax-exempt bonds, rate increase actions and the slightly more favorable net morbidity and persistency.

2013 Compared with 2012

Results from continuing operations decreased $76 million in 2013 as compared with 2012, primarily driven by the impact of the deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer, as discussed above, partially offset by higher net investment income.

CNA’s long term care business was positively impacted in 2013 by the effect of rate increase actions and long term care claim reserve strengthening in 2012, partially offset by unfavorable morbidity.

Diamond Offshore

Diamond Offshore’s pretax income is primarily a function of contract drilling revenue earned less contract drilling expenses incurred or recognized. The two most significant variables affecting Diamond Offshore’s revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. These factors are not within Diamond Offshore’s control and are difficult to predict. Revenue from dayrate drilling contracts are generally recognized as services are performed, consequently, when a rig is idle, no dayrate is earned and revenue will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, rig mobilizations, required surveys and shipyard projects. In connection with certain drilling contracts, Diamond Offshore may receive fees for the mobilization of equipment. In addition, some of Diamond Offshore’s drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements for which it may or may not be compensated.

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

In addition, pretax income may also be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require dry-docking or shipyard time, except for rigs, generally older than 15 years that are located in the United Kingdom (“U.K.”) and Norwegian sectors of the North Sea.

During 2015, two of Diamond Offshore’s rigs will require 5-year surveys, which it expects to result in approximately 120 days of downtime in the aggregate. Diamond Offshore expects to spend an additional approximately 980 days for intermediate surveys, the mobilization of rigs, contract acceptance testing and extended maintenance projects, including days associated with mobilization and acceptance testing for the recently delivered Ocean BlackHornet and Ocean BlackRhino (approximately 195 days in the aggregate) and the Ocean BlackLion (approximately 240 days), which is under construction and expected to be delivered late in the first quarter of 2015. Diamond Offshore expects the Ocean Confidence to be unavailable through the first quarter of 2015 (approximately 90 days) as it completes its service-life-extension project. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

Diamond Offshore is self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico (“GOM”). If a named windstorm in the GOM causes significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on its financial condition, results of operations and cash flows. Under its insurance policy that expires on May 1, 2015, Diamond Offshore carries physical damage insurance for certain losses other than those caused by named windstorms in the GOM for which its deductible for physical damage is $25 million per occurrence. Diamond Offshore does not typically retain loss-of-hire insurance policies to cover its rigs.

In addition, under its current insurance policy, Diamond Offshore carries marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. Diamond Offshore believes that the policy limit for its marine liability insurance is within the range that is customary for companies of its size in the offshore drilling industry and is appropriate for Diamond Offshore’s business. Diamond Offshore’s deductibles for marine liability coverage, including for personal injury claims, are $25 million for the first occurrence and vary in amounts ranging between $5 million and, if aggregate claims exceed certain thresholds, up to $100 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

Recent Developments

Market fundamentals in the oil and gas industry continued to deteriorate in the fourth quarter of 2014 and into 2015. The dramatic decline in oil prices since the summer of 2014 has led many of Diamond Offshore’s customers or potential customers to announce significant cutbacks to their 2015 capital spending plans. These adverse market conditions have resulted in reduced demand for offshore drilling rigs by Diamond Offshore’s customers and an oversupply of rigs available for charter. Based on these factors, industry analysts predict dayrates to decline further as competition to keep rigs active continues to intensify. As of February 9, 2015, eight of Diamond Offshore’s rigs were not subject to a drilling contract with a customer, including six rigs that have been cold stacked or are in the process of being cold stacked.

In declining markets, rig tenders by Diamond Offshore’s customers may be for shorter terms or on a well-to-well basis and increased competition for the tenders may drive down contract dayrates. It is also not unusual for adverse market conditions to result in the migration of some ultra-deepwater rigs to work in deepwater and, likewise, some deepwater rigs to compete against mid-water rigs, or even ultra-deepwater rigs to work in some mid-water markets. This has had and could continue to have an adverse impact on Diamond Offshore’s fleet, and particularly lower specification mid-water rigs, as indicated by the retirement of six of Diamond Offshore’s mid-water semisubmersible rigs during 2014, three of which have since been scrapped.

Another characteristic of the depressed market conditions in the offshore drilling industry is that certain customers may attempt to renegotiate or terminate drilling contracts. Some of Diamond Offshore’s drilling contracts, particularly contracts with national oil companies or government-controlled entities, permit the customer to terminate the contract after specified notice periods, sometimes resulting in no payment to Diamond Offshore or sometimes resulting in a contractually specified termination amount, which may not fully compensate Diamond Offshore for the loss of the contract. During depressed market conditions, certain customers may be more motivated to utilize such contract clauses to seek to renegotiate or terminate a drilling contract. In addition, in depressed conditions certain customers may be motivated to claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where it believes it is in compliance with the contracts. The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, the contract backlog is adversely impacted.

On February 20, 2015, a representative of PEMEX—Exploración y Producción, (“PEMEX”), verbally informed Diamond Offshore of PEMEX’s intention to exercise its contractual right to terminate its drilling contracts on the Ocean Ambassador, the Ocean Nugget and the Ocean Summit, and to cancel its drilling contract on the Ocean

Lexington, which contract was scheduled to begin in September 2015. Diamond Offshore has not received written notice of termination or cancellation. Diamond Offshore is in discussions with PEMEX regarding the rigs.

In addition, Petróleo Brasileiro S.A., (“Petrobras”), recently notified Diamond Offshore that it has a right to terminate the drilling contract on the Ocean Baroness and has verbally informed Diamond Offshore that it does not intend to continue to use the rig. Diamond Offshore is currently in discussions with Petrobras regarding the rig.

The impact of the depressed market conditions in the offshore drilling industry has materially impacted Diamond Offshore’s results of operations and cash flows in 2014. Diamond Offshore currently expects that these adverse conditions will continue through 2015 and likely into 2016 or even longer. The continuation of these conditions could result in more of Diamond Offshore’s rigs being without contracts and/or cold stacked and could further materially and adversely affect its business. When Diamond Offshore cold stacks a rig, they evaluate the rig for impairment.

Although these general market conditions impact all segments of the offshore drilling market, the following discussion addresses market conditions within segments of the floater market.

Globally, the ultra-deepwater and deepwater floater markets continue to weaken. The continuing oversupply of rigs, combined with diminished demand, has resulted in further declines in dayrates and the stacking of rigs in all asset classes, and industry reports expect offshore drillers to continue to scrap older, lower specification rigs. During 2014, there were few bidding opportunities, and the outlook for 2015 is pessimistic. Competition for a limited number of jobs has been intense, with numerous offshore drillers vying for the same opportunities, including some competitors bidding multiple rigs on the same bid, and operators attempting to sublet previously contracted rigs for which capital spending programs have been delayed and/or canceled.

The influx of newbuilds into the market, combined with established rigs that came off contract in 2014 or are expected to complete contracts during 2015 and 2016, is expected to contribute to the further weakening of the ultra-deepwater and deepwater floater markets. Based on industry data, there are approximately 59 competitive, or non-owner-operated, newbuild floaters on order, and an estimated 29 additional rigs potentially to be built on behalf of Petrobras, which is currently Diamond Offshore’s largest single customer based on annual consolidated revenues. Based on industry reports, of the competitive rigs, 16 of the 31 newbuilds scheduled for delivery in 2015, as well as nine of the 14 newbuilds scheduled for delivery in 2016, are not yet contracted for future work.

Conditions in the mid-water market have varied by region, but have generally been adversely impacted by lower demand, the waterfall effect of declining dayrates in the ultra-deepwater and deepwater markets, the challenges experienced by lower specification rigs in this segment as a result of growing regulatory demands and more complex customer specifications, and the intensified competition resulting from the migration of some deepwater and ultra-deepwater rigs to compete against mid-water rigs. As higher specification rigs take the place of lower specification rigs, some lower specification rigs are expected to be cold stacked or ultimately scrapped.

Impact of changes in tax laws or their interpretation

Diamond Offshore operates through various subsidiaries in a number of countries throughout the world. As a result, it is subject to highly complex tax laws, treaties and regulations in the jurisdictions in which it operates, which may change and are subject to interpretation. Changes in laws, treaties and regulations and the interpretation of such laws, treaties and regulations may put Diamond Offshore at risk for future tax assessments and liabilities which could be substantial and could have a material adverse effect on its financial condition and our results of operations and cash flows. Further information is provided in Notes 11 and 19 of the Notes to Consolidated Financial Statements included under Item 8.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of February 9, 2015, October 21, 2014 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) and February 5, 2014 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2013). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate their contracts.

	February 9, 2015	October 21, 2014	February 5, 2014

(In millions)

Floaters:
Ultra-Deepwater (a) (b)	$5,390	$6,090	$4,111
Deepwater (c)	748	773	794
Mid-Water (d) (e) (f)	611	1,149	1,744

Total Floaters	6,749	8,012	6,649
Jack-ups (g)	91	180	180

Total	$6,840	$8,192	$6,829

(a)

As of February 9, 2015, ultra-deepwater floaters includes (i) $1.3 billion attributable to contracted operations offshore Brazil for the years 2015 to 2018; (ii) $584 million attributable to future work for the Ocean BlackLion for the years 2015 to 2019, which is under construction; and (iii) $641 million for the years 2016 to 2019 attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction.

(b)	As of February 9, 2015, ultra-deepwater floaters excludes $408 million attributable to the Ocean Baroness contracted to Petrobras. See Recent Developments above.
(c)	As of February 9, 2015, deepwater floaters includes $196 million attributable to contracted operations offshore Brazil for the years 2015 to 2016.
(d)

As of October 21, 2014, mid-water floaters excludes $107 million in backlog attributable to contracted work for the Ocean Vanguard that is included in the February 5, 2014 backlog. As previously reported, in the second quarter of 2014, Statoil ASA (“Statoil”), the customer for the Ocean Vanguard, terminated its drilling contract, which was estimated to conclude in accordance with its terms in February of 2015. Diamond Offshore does not believe that Statoil had a valid basis for terminating the contract and it has filed a lawsuit against Statoil in Norway to collect damages resulting from the unlawful termination.

(e)

As of February 9, 2015, mid-water floaters (i) includes $21 million attributable to contracted operations offshore Brazil for the year 2015 and (ii) excludes $53 million for the year 2015 that was originally attributable to contracted work for the Ocean Nomad and previously reported as backlog for 2015. On February 12, 2015, Diamond Offshore received notice of termination of its drilling contract from Dana Petroleum (E&P) Limited (“Dana”), the customer for the Ocean Nomad. The drilling contract provides for a dayrate of approximately $330,000 and was estimated to conclude in accordance with its terms in August of 2015. Diamond Offshore does not believe that Dana had a valid basis for terminating the contract and Diamond Offshore intends to defend its rights under the contract.

(f)	As of February 9, 2015, mid-water floaters excludes $209 million attributable to the Ocean Ambassador and the Ocean Lexington. See Recent Developments above.
(g)	As of February 9, 2015, jack-ups excludes $49 million attributable to the Ocean Nugget and the Ocean Summit. See Recent Developments above.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of February 9, 2015:

Year Ended December 31	Total	2015	2016	2017	2018 – 2020

(In millions)

Floaters:
Ultra-Deepwater (a) (b)	$5,390	$1,397	$1,095	$1,199	$1,699
Deepwater (c)	748	492	208	48
Mid-Water (d) (e)	611	343	147	121

Total Floaters	6,749	2,232	1,450	1,368	1,699
Jack-ups (f)	91	81	10

Total	$6,840	$2,313	$1,460	$1,368	$1,699

(a)

As of February 9, 2015, ultra-deepwater floaters includes (i) $452 million, $333 million, $332 million and $159 million for the years 2015, 2016, 2017 and 2018, attributable to contracted operations offshore Brazil; (ii) $25 million, $146 million and $146 million for the years 2015, 2016 and 2017 and $267 million in the aggregate for the years 2018 to 2019, attributable to future work for the Ocean BlackLion, which is under construction; and (iii) $90 million for the year 2016, $214 million for the year 2017 and $337 million in the aggregate for the years 2018 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.

(b)

As of February 9, 2015, ultra-deepwater floaters excludes $77 million, $113 million, $113 million and $105 million for the years 2015, 2016, 2017 and 2018 attributable to the Ocean Baroness contracted to Petrobras. See Recent Developments above.

(c)	As of February 9, 2015, deepwater floaters includes $134 million and $62 million for the years 2015 and 2016, attributable to contracted operations offshore Brazil.
(d)

As of February 9, 2015, mid-water floaters (i) includes $21 million for the year 2015 attributable to contracted operations offshore Brazil and (ii) excludes $53 million for the year 2015 that was originally attributable to contracted work for the Ocean Nomad and previously reported as backlog for 2015. On February 12, 2015, Diamond Offshore received notice of termination of its drilling contract from Dana, the customer for the Ocean Nomad. The drilling contract provides for a dayrate of approximately $330,000 and was estimated to conclude in accordance with its terms in August of 2015. Diamond Offshore does not believe that Dana had a valid basis for terminating the contract and Diamond Offshore intends to defend its rights under the contract.

(e)

As of February 9, 2015, mid-water floaters excludes $70 million, $67 million, $58 million and $14 million for the years 2015, 2016, 2017 and 2018 attributable to the Ocean Ambassador and the Ocean Lexington. See Recent Developments above.

(f)	As of February 9, 2015, jack-ups excludes $27 million and $22 million for the years 2015 and 2016 attributable to the Ocean Nugget and the Ocean Summit. See Recent Developments above.

The following table reflects the percentage of rig days committed by year as of February 9, 2015. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for both rigs under construction.

Year Ended December 31	2015 (a) (b)	2016 (a) (b)	2017 (b)	2018 – 2020 (b)

Floaters:
Ultra-Deepwater	85%	63%	54%	25%
Deepwater	55%	21%	5%
Mid-Water	40%	11%	9%
Total Floaters	63%	37%	28%	11%
Jack-ups	32%	3%

(a)

As of February 9, 2015, includes approximately 1,100 and 560 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for 2015 and 2016.

(b)

Excludes previously reported rig days attributable to the Ocean Baroness contracted to Petrobras and the Ocean Ambassador, the Ocean Nugget, the Ocean Summit and the Ocean Lexington contracted to PEMEX. See Recent Developments above.

Dayrate and Utilization Statistics

Year Ended December 31	2014	2013	2012

Revenue earning days (a)
Floaters:
Ultra-Deepwater	2,151	2,392	2,475
Deepwater	1,206	1,530	1,605
Mid-Water	3,969	4,186	4,639
Jack-ups (b)	1,845	1,949	1,753

Utilization (c)
Floaters:
Ultra-Deepwater	65%	82%	85%
Deepwater	55%	84%	88%
Mid-Water	61%	64%	68%
Jack-ups (d)	78%	76%	53%

Average daily revenue (e)
Floaters:
Ultra-Deepwater	$459,100	$357,300	$364,700
Deepwater	409,800	403,300	372,400
Mid-Water	271,300	286,200	274,900
Jack-ups	96,700	89,300	91,500

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)	Revenue earning days for the year ended December 31, 2012 included approximately 87 days earned by Diamond Offshore’s jack-up rigs during the period prior to being sold in 2012.
(c)

Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs, but excluding rigs under construction). As of December 31, 2014, six mid-water semisubmersible drilling rigs were cold stacked, three of which Diamond Offshore plans to scrap.

(d)

Utilization for Diamond Offshore’s jack-up rigs would have been 87% for the year ended December 31, 2012, excluding revenue earning days and total calendar days associated with rigs that were sold in 2012.

(e)	Average daily revenue is defined as total contract drilling revenue per revenue earning day including mobilization, demobilization and contract preparation revenue.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2014, 2013 and 2012 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2014	2013	2012

(In millions)

Revenues:
Contract drilling revenues	$2,737	$2,844	$2,936
Net investment income	1	1	5
Other revenues	87	81	131

Total	2,825	2,926	3,072

Expenses:
Contract drilling expenses	1,524	1,573	1,537
Other operating expenses	725	554	572
Interest	62	25	46

Total	2,311	2,152	2,155

Income before income tax	514	774	917
Income tax expense	(142)	(245)	(223)
Amounts attributable to noncontrolling interests	(189)	(272)	(357)

Net income attributable to Loews Corporation	$183	$257	$337

2014 Compared with 2013

Contract drilling revenue decreased $107 million in 2014 as compared with 2013. Contract drilling revenue decreased primarily due to fewer overall revenue earning days, partially offset by higher average daily revenue primarily earned by ultra-deepwater floaters.

Revenue generated by ultra-deepwater floaters increased $133 million in 2014 as compared with 2013 as a result of higher average daily revenue of $219 million, including the recognition of incremental mobilization and contract preparation fees of $51 million, partially offset by a decrease in utilization of $86 million. Average daily revenue increased primarily due to several rigs operating under higher dayrates as compared to 2013. The reduction in revenue earning days is primarily due to incremental downtime for inspections and shipyard projects, including the Ocean Confidence life-extension project, downtime in between contracts and rig mobilizations, partially offset by a reduction in unscheduled downtime for repairs and incremental revenue earning days for the Ocean BlackHawk which was placed in service in 2014.

Revenue generated by deepwater floaters decreased $123 million in 2014 as compared with 2013 primarily due to lower utilization of $131 million, partially offset by higher average daily revenue of $8 million which reflected an increase in amortized mobilization and contract preparation revenue. The decrease in revenue earning days was the result of unplanned downtime associated with the warm stacking of rigs between contracts and incremental scheduled downtime for surveys and shipyard projects and rig mobilizations, partially offset by incremental revenue earning days for the Ocean Onyx which was placed into service during 2014.

Revenue generated by mid-water floaters decreased $121 million in 2014 as compared with 2013 primarily due to lower utilization of $62 million and lower average daily revenue of $59 million. The decrease in revenue earning days reflects the net impact of unplanned downtime associated with the cold stacking of rigs, unpaid equipment repairs and downtime between contracts, partially offset by a reduction in planned downtime for shipyard projects and regulatory inspections. The decrease in average daily revenue primarily reflects lower amortized mobilization and contract preparation revenue of $36 million and the Ocean Quest operating in Vietnam at a lower dayrate in 2014 as compared with 2013, partially offset by higher dayrates earned by Diamond Offshore’s North Sea rigs.

Revenue generated by jack-up rigs increased $4 million in 2014 as compared with 2013 primarily due to an increase in average daily revenue of $14 million as a result of higher dayrates earned by several jack-up rigs during 2014, partially offset by lower utilization of $9 million compared to the prior year period.

Net income decreased $74 million in 2014 as compared with 2013 primarily reflecting the decrease in revenue, the impact of a $109 million impairment loss ($55 million after tax and noncontrolling interests) related to the carrying value of Diamond Offshore’s semisubmersible rigs, higher general and administrative expense and depreciation expense, as well as an increase in interest expense related to the $1.0 billion of senior unsecured notes issued in November of 2013. General and administrative costs for 2014 include higher employee compensation and termination benefits paid to certain current and former key executives. These increases were partially offset by a $9 million gain ($3 million after tax and noncontrolling interests) recognized on the sale of the previously held for sale jack-up rig Ocean Spartan in the second quarter of 2014. Diamond Offshore recognized a charge for an uncollectible receivable of $23 million ($9 million after tax and noncontrolling interests) in 2013.

Diamond Offshore’s effective tax rate decreased in 2014 as compared with 2013 primarily due to differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses. Also contributing to the lower 2014 effective tax rate was the reversal of $55 million ($27 million after noncontrolling interests) of reserves for uncertain tax positions in various foreign jurisdictions which were settled in Diamond Offshore’s favor or for which the statute of limitations had expired. The 2013 period was negatively impacted by a provision of $57 million ($27 million after noncontrolling interests) related to an uncertain tax position in Egypt, partially offset by the impact of The American Taxpayer Relief Act of 2012, which reduced income tax expense by $28 million ($13 million after noncontrolling interests).

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

Revenue generated by ultra-deepwater floaters decreased $48 million in 2013 as compared with 2012, due to decreased utilization of $30 million and lower average daily revenue of $18 million. The decrease in revenue earning days is primarily due to incremental unplanned downtime, partially offset by a reduction in downtime for shipyard projects and inspections. The decrease in average daily revenue is primarily due to a contract extension for the Ocean Rover at a significantly lower dayrate than previously earned and an $18 million decrease in amortized mobilization revenue. However, average daily revenue for 2013 was favorably impacted by $25 million of revenue recognized in connection with a settlement agreement entered into with a customer. The settlement agreement related to amounts due to Diamond Offshore during 2013 for which revenue was not recognized due to the financial condition of the customer. Amortized mobilization revenue decreased primarily due to the recognition of mobilization revenue in the 2012 period associated with the Ocean Monarch’s mobilization to Vietnam.

Revenue generated by deepwater floaters increased $19 million in 2013 as compared with 2012, as a result of higher average daily revenue of $47 million, partially offset by a decrease in utilization of $28 million. Average daily revenue increased in 2013 primarily due to the Ocean Valiant and Ocean Victory both working at significantly higher dayrates than those rigs earned in 2012, partially offset by lower amortized mobilization revenue of $5 million. The decline in revenue earning days is due to incremental unscheduled downtime for repairs, scheduled shipyard projects and mobilization of the Ocean America.

Revenue generated by mid-water floaters decreased $77 million in 2013 as compared with 2012, as a result of decreased utilization of $124 million, partially offset by higher average daily revenue of $47 million. Revenue earning days decreased primarily due to an increase in planned downtime for shipyard inspections and projects, cold stacking of a rig and non-revenue earning days associated with two customer contracts, partially offset by fewer days for the mobilization of rigs. The increase in average daily revenue is primarily due to new contracts and contract renewals for four rigs at higher dayrates than previously earned.

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

Net income decreased $80 million in 2013 as compared with 2012 reflecting the decline in revenue, increase in contract drilling expense and recognition of bad debt expense of $23 million ($9 million after tax and noncontrolling interests), partially offset by lower interest expense. The decrease in interest expense is primarily due to an increase in interest capitalized on eligible construction projects in 2013, partially offset by incremental interest expense for the $1.0 billion of senior unsecured notes issued in 2013 and interest expense associated with uncertain tax positions in the Mexico tax jurisdiction. Net income for 2012 also included a $76 million gain ($32 million after tax and noncontrolling interests) on the sale of six jack-up rigs and an impairment loss of $62 million ($19 million after tax and noncontrolling interests) recognized on three mid-water floaters.

Diamond Offshore’s effective tax rate in 2013 increased as compared with 2012. The higher effective tax rate in 2013 is primarily the result of differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, as well as the international jurisdictions in which Diamond Offshore operates and a $57 million ($27 million after noncontrolling interests) charge related to an uncertain tax position for Egyptian operations. The increase in the effective rate is partially offset by the recognition of the impact of The American Taxpayer Relief Act of 2012, which reduced 2013 income tax expense by $28 million ($13 million after noncontrolling interests). The Act, which was signed into law on January 2, 2013, extended through 2013 several expired temporary business provisions, commonly referred to as “extenders” which were retroactively extended to the beginning of 2012.

Boardwalk Pipeline

Boardwalk Pipeline derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”) and gathering and processing of natural gas for third parties. Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline offers firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Boardwalk Pipeline also transports and stores NGLs. Boardwalk Pipeline’s NGL contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Boardwalk Pipeline’s NGL storage rates are market-based and contracts are typically fixed price arrangements with escalation clauses. Boardwalk Pipeline is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in the level of natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored on its pipeline systems. Boardwalk Pipeline’s operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations.

Market Conditions and Contract Renewals

Boardwalk Pipeline provides natural gas transportation services to customers that are directly connected to its pipeline system and, through interconnects with third-party pipelines, to customers that are not directly connected to its system. Transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. As a result of changes in longer term trends such as the development of gas production from the Marcellus and Utica production areas located in the northeastern U.S. and changes to related pipeline infrastructure, basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s natural gas pipeline systems (generally south to north and west to east) have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms that can be negotiated with customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services. These conditions have had and are expected to continue to have a material adverse affect on Boardwalk Pipeline’s revenues, earnings and distributable cash flow.

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. Actual revenues recognized from capacity reservation and minimum bill charges for the year ended December 31, 2014 were $887 million. Approximate projected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements in place as of December 31, 2014, for each of the full years 2015 and 2016 are $910 million and $900 million. Included in these revenues for 2015 and 2016 are $4 million and $25 million, which are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approval to commence construction, and these projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline cannot predict at this time. Additional revenues Boardwalk Pipeline has recognized or may receive under firm transportation agreements based on actual utilization of the contracted pipeline facilities or any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or events that occurred subsequent to December 31, 2014 are not included in these amounts.

Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. Due to the factors noted above, in recent periods Boardwalk Pipeline has generally seen the renewal of expiring transportation contracts at lower rates and for shorter terms than in the past which has materially adversely impacted transportation revenues. Capacity not renewed and available for sale on a short term basis has been and continues to be sold at rates reflective of basis spreads, which generally have been lower than historical rates, under short term firm or interruptible contracts, or in some cases not sold at all. Rates for short term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter term conditions such as current and forecasted weather. For a discussion of additional risks associated with Boardwalk Pipeline’s revenues, please see Item 1A. Risk Factors – Boardwalk Pipeline – Boardwalk Pipeline may not be able to replace expiring gas transportation contracts at attractive rates or on a long term basis and may not be able to sell short term services at attractive rates or at all due to narrower basis differentials which adversely affect the value of its transportation services.

Boardwalk Pipeline is beginning to experience an increase in demand to transport gas from north to south instead of south to north as has been the traditional flow pattern. This demand is being driven by increases in gas production from primarily the Marcellus and Utica production areas and growing demand for natural gas primarily in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in potential growth project opportunities that require significant capital expenditures, among other things, to make parts of Boardwalk Pipeline’s system bi-directional, and in many instances, will utilize existing pipeline capacity made available by customers that have not renewed expiring contracts. These projects have lengthy planning and construction periods and as a result, will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to regulatory approval to commence construction, and these projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that we cannot predict at this time.

In the second half of 2014, oil prices declined significantly and the outlook for oil prices indicated that prices could remain depressed for the foreseeable future. In 2014, approximately 51% of Boardwalk Pipeline’s revenues were generated from contracts with natural gas producers, a significant number of which are integrated oil companies. Further, several of Boardwalk Pipeline’s growth projects are supported by contracts with oil companies. Should the price of oil remain at its current level for a sustained period of time, Boardwalk Pipeline could be exposed to increased credit risk associated with the producer customer group.

The value of Boardwalk Pipeline’s storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), price volatility of natural gas and other factors. Boardwalk Pipeline has seen the value of its storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads, which in turn has reduced the rates Boardwalk Pipeline can charge and the capacity it can sell under storage and PAL services. Boardwalk Pipeline’s storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread meaning that current price quotes for delivery of natural gas further in the future are higher than in the nearer term), while Boardwalk Pipeline’s lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that current price quotes for delivery of natural gas in the nearer term are higher than further in the future). During the first half of 2014, the futures market was significantly backwardated, partly reflecting the harsh weather conditions in late 2013 and early 2014 and Boardwalk Pipeline earned revenues from lending gas to customers under PAL services. Since then, the futures market has reverted to a contango market, although time period price spreads remain relatively narrow. Storage market fundamentals can be volatile in a relatively short period of time. Based on the current narrowing of time period price spreads and fewer market participants due to a decrease in the number of marketers taking storage positions, Boardwalk Pipeline is currently experiencing weakened demand for its storage and PAL services.

Pipeline System Maintenance

Boardwalk Pipeline incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from Boardwalk Pipeline’s natural gas transportation services. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in Boardwalk Pipeline’s ongoing maintenance costs, including maintenance capital and maintenance expense. PHMSA has proposed more stringent regulations, which if implemented, could require Boardwalk Pipeline to incur significant additional costs.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipeline undertakes will affect the amounts recorded as Property, plant and equipment on the Consolidated Balance Sheets or recognize as expenses, which impacts its earnings.

In January of 2015, Boardwalk Pipeline experienced a pipeline rupture on its Gulf South pipeline in a remote area north of Jackson, Mississippi. As a result, Boardwalk Pipeline took that pipeline out of service and reduced operating pressures on certain other pipeline sections. The ruptured pipeline has been repaired, though it will not be returned to service until approval has been received from PHMSA. The pipeline rupture occurred at a time when Boardwalk Pipeline was beginning to reassess its pipeline integrity plans, particularly in light of new project opportunities. To accommodate these opportunities and otherwise ensure the integrity of Boardwalk Pipeline’s pipeline systems, over the next four years, Boardwalk Pipeline will upgrade sections of its pipeline systems, resulting in additional capital expenditures.

Acquisition of the Evangeline Pipeline System

In October of 2014, Boardwalk Pipeline acquired Boardwalk Petrochemical, formerly known as Chevron Petrochemical Pipeline, LLC, which owns and operates the Evangeline ethylene pipeline system (“Evangeline”) for $295 million in cash, subject to customary adjustments. The purchase price was funded through borrowings under the revolving credit facility. The Evangeline system is an approximately 180-mile interstate pipeline, that when fully operational, is expected to be capable of transporting approximately 2.6 billion pounds of ethylene per year between Port Neches, Texas, and Baton Rouge, Louisiana, and is supported by long term, fee-based contracts. The acquisition was made as part of Boardwalk Pipeline’s long term growth and diversification strategy and to complement Boardwalk Pipeline’s existing NGLs and ethylene midstream assets. Shortly after the acquisition, a leak was discovered on the pipeline. Boardwalk Pipeline has taken the pipeline out of service while it inspects the pipeline and works to comply with a Corrective Action Order issued by PHMSA. The inspection process is expected to be completed in the first quarter of 2015, although Boardwalk Pipeline is uncertain at this time when the remedial work will be completed or this pipeline will be returned to service, which is subject to approval by PHMSA.

Gulf South Rate Case

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the Federal Energy Regulatory Commission (“FERC”) pursuant to Section 4 of the Natural Gas Act of 1938 (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates. The new tariff rates are expected to become effective May 1, 2015, subject to refund, which means that Boardwalk Pipeline will be responsible for refunds if the FERC later finds that the proposed rates are not just and reasonable. The rate case is in the initial stages, therefore, the ultimate outcome and impacts on Boardwalk Pipeline’s earnings and cash flows for 2015 and beyond cannot be predicted at this time.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2014, 2013 and 2012 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2014	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$1,235	$1,231	$1,187
Net investment income	1	1
Investment losses			(3)

Total	1,236	1,232	1,184

Expenses:
Operating	931	776	717
Impairment of goodwill		52
Interest	165	163	166

Total	1,096	991	883

Income before income tax	140	241	301
Income tax expense	(11)	(56)	(70)
Amounts attributable to noncontrolling interests	(111)	(107)	(122)

Net income attributable to Loews Corporation	$18	$78	$109

2014 Compared with 2013

Total revenues increased $4 million in 2014, compared with 2013. This increase is primarily due to a $27 million increase in transportation and other revenues generally due to the colder than normal winter weather in Boardwalk Pipeline’s market areas and growth projects which were recently placed into service, partially offset by lower firm transportation revenues due to the effects of the market and contract renewal conditions discussed above. Additionally, revenues increased $13 million from fuel retained primarily due to higher natural gas prices and $15 million from gas sales associated with the Flag City processing plant, which were offset by gas purchases recorded in Operating expenses. Storage and parking and lending revenues were lower by $22 million primarily as a result of the effects of unfavorable market conditions on natural gas time period price spreads. The 2013 period was favorably impacted by a $30 million gain from the sale of storage gas.

Operating expenses increased $155 million in 2014, compared with 2013. This increase is primarily due to a charge of $94 million to write off previously capitalized costs incurred for the Bluegrass Project, a project with The Williams Companies, Inc. which was dissolved due to cost escalations, construction delays and lack of customer commitments. The higher operating expenses were also caused by a $27 million increase in fuel and transportation expenses primarily driven by gas purchases for the Flag City processing plant which were offset in revenues and the effects of higher natural gas prices on fuel, a $17 million increase in depreciation expense primarily due to an increase in the asset base and a $12 million increase in operation and maintenance expenses primarily due to increased maintenance expense projects.

Net income for 2014 decreased $60 million as compared to 2013 period primarily reflecting the Bluegrass Project related charge and higher operations, maintenance and depreciation expense, partially offset by the prior year goodwill impairment charge of $16 million (after tax and noncontrolling interests) discussed further below.

2013 Compared with 2012

Total revenues increased $48 million in 2013 as compared with 2012. This increase is primarily due to $63 million of revenues earned from Boardwalk Louisiana Midstream LLC (“Louisiana Midstream”), acquired in October of 2012, a $30 million gain from the sale of storage gas and an increase in fuel revenues of $9 million primarily due to higher natural gas prices. The increase in revenues was partially offset by the market conditions discussed above, resulting in lower transportation revenues, excluding fuel, of $53 million and $4 million of reduced storage and PAL revenues.

Operating expenses increased $59 million in 2013, compared to 2012. This increase is primarily due to $38 million of expenses incurred by Louisiana Midstream, higher depreciation and property taxes of $9 million due to an increase in the asset base and increased fuel costs of $6 million due to higher natural gas prices.

Boardwalk Pipeline recognized a goodwill impairment charge of $52 million ($16 million after tax and noncontrolling interests) for the year ended December 31, 2013, representing the carrying value of goodwill related to its reporting unit which included goodwill associated with the acquisition of Petal Gas Storage, LLC (formerly referred to as Boardwalk HP Storage Company, LLC) in December of 2011. The fair value of the reporting unit declined from the amount determined in 2012 primarily due to the recent narrowing of time period price spreads and reduced volatility which negatively affects the value of Boardwalk Pipeline’s storage and PAL services and the cumulative effect of reduced basis spreads on the value of Boardwalk Pipeline’s transportation services.

Net income decreased $31 million in 2013 as compared with 2012 reflecting higher revenues offset by increased expenses as discussed above. The percentage of income attributable to noncontrolling interests increased as a result of equity offerings in 2012 and 2013 by Boardwalk Pipeline, decreasing our ownership percentage from 59% in 2012 to 54% in 2013.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2014, 2013 and 2012 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2014	2013	2012

(In millions)

Revenues:
Operating revenue	$398	$323	$369
Revenues related to reimbursable expenses	77	57	27
Net investment income			1

Total	475	380	397

Expenses:
Operating	351	299	339
Reimbursable expenses	77	57	27
Depreciation	37	32	30
Equity income from joint ventures	(25)	(13)	(24)
Interest	14	9	11

Total	454	384	383

Income (loss) before income tax	21	(4)	14
Income tax (expense) benefit	(10)	1	(7)

Net income (loss) attributable to Loews Corporation	$11	$(3)	$7

2014 Compared with 2013

Operating revenues increased $75 million in 2014 as compared to 2013, primarily due to current year acquisitions and the reopening in January of 2014 of the Loews Regency Hotel in New York, which was closed for renovation in 2013. These increases were partially offset by the reduction in revenue recognized by Loews Hotels as a result of the sale of equity interests in two hotels in July of 2013. For periods following the sale of these equity interests, Loews Hotels’ share of earnings or losses for these hotels is included in Equity income from joint ventures.

Reimbursable expenses relate mainly to payroll incurred by Loews Hotels on behalf of the owners of joint venture and managed hotel properties.

Revenue per available room (“RevPAR”) is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues, not included in RevPAR, primarily include guest charges for food and beverages. RevPAR for owned and joint venture hotels increased $14.19 to $182.86 in 2014 as compared to 2013, driven by an increase in both occupancy and average room rates. RevPAR in 2014 was favorably impacted by the reopening of the Loews Regency Hotel which had a higher RevPAR than the hotel portfolio average and negatively impacted by the addition of three hotels which operate at a lower RevPAR than the hotel portfolio average.

Operating expenses increased $52 million in 2014 as compared to 2013 primarily due to the addition of three hotels and the reopening of the Loews Regency Hotel, partially offset by a reduction in expenses as a result of the sale of equity interests in two hotels.

Equity income from joint venture properties increased $12 million in 2014 as compared to 2013. The increase was primarily due to improved performance of the Universal Orlando properties, including the addition of Universal’s Cabana Bay Beach Resort.

Interest expense increased $5 million in 2014 as compared to 2013, primarily due to the refinancing of a $125 million mortgage loan for a new $300 million mortgage loan and incremental interest expense from property-level debt incurred to fund acquisitions. These increases were partially offset by the reduction in interest expense as a result of the sale of equity interests in two hotels.

2013 Compared with 2012

Operating revenues decreased by $46 million in 2013 as compared to 2012, primarily due to the 2013 closure of the Loews Regency Hotel.

RevPAR for owned and joint venture hotels decreased $5.41 to $168.67 in 2013 as compared to 2012, reflecting a decrease in occupancy and average room rates. Excluding the Loews Regency Hotel which was closed for renovation throughout 2013, RevPAR increased $3.76 for 2013 as compared to 2012, reflecting an increase in average room rates.

Operating expenses decreased $40 million in 2013 as compared to 2012, primarily due to the closure of the Loews Regency Hotel, partially offset by higher corporate expenses related to hotels recently acquired and under development. In addition, expenses were reduced by $3 million and $7 million in 2013 and 2012 related to recoveries of a loan guarantee payment.

Equity income from joint venture properties decreased in 2013 as compared to 2012, primarily due to the impact of renovations and the development of joint venture properties.

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

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2014, 2013 and 2012 as presented in Note 22 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2014	2013	2012

(In millions)

Revenues:
Net investment income	$94	$141	$61
Other revenues	3	2	1

Total	97	143	62

Expenses:
Operating	103	98	106
Interest	74	62	40

Total	177	160	146

Loss before income tax	(80)	(17)	(84)
Income tax benefit	28	7	29

Net loss attributable to Loews Corporation	$(52)	$(10)	$(55)

2014 Compared with 2013

Net investment income decreased by $47 million in 2014 as compared to 2013, primarily due to lower results from limited partnership investments and lower performance of fixed income investments and equity based investments, partially offset by improved performance of foreign currency related investments in the trading portfolio.

Interest expense increased $12 million in 2014, primarily due to a May of 2013 public offering of $500 million aggregate principal amount of 2.6% senior notes due May 15, 2023 and $500 million aggregate principal amount of 4.1% senior notes due May 15, 2043.

Net results decreased $42 million in 2014 as compared to 2013, primarily due to the change in revenues and expenses discussed above.

2013 Compared with 2012

Net investment income increased by $80 million in 2013 as compared to 2012, primarily due to improved performance of the equity and fixed income investments in the trading portfolio and improved performance of limited partnership investments for 2013.

Interest expense increased $22 million in 2013, primarily due to the May of 2013 public debt offering discussed above.

Net results improved $45 million in 2013 as compared to 2012, primarily due to the change in revenues and expenses discussed above.

Discontinued Operations

Losses from discontinued operations (after tax and noncontrolling interests) were $371 million, $554 million and $400 million for the years ended December 31, 2014, 2013 and 2012. On September 30, 2014, HighMount was sold to privately held affiliates of EnerVest, Ltd. for net proceeds of $787 million. HighMount’s bank debt of $480 million was repaid from proceeds of the sale. In connection with the sale, the Company recognized an impairment charge of $138 million related to the excess carrying value of HighMount over the sales price, less costs to sell. Results for the year ended December 31, 2014 also include a ceiling test impairment charge of $19 million and losses from HighMount operations of $37 million, including exit and disposal costs incurred related to the sale. Results for the year ended December 31, 2013 include a goodwill impairment charge of $382 million and a ceiling test impairment charge of $186 million and results for the year ended December 31, 2012 include a ceiling test impairment charge of $433 million.

Results for the year ended December 31, 2014 also include income from CAC operations of $12 million and an impairment charge of $189 million recorded in connection with the sale of the CAC business. CAC operations had income of $20 million and $7 million for the years ended December 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For 2014, net cash provided by operating activities was $1.4 billion as compared with $1.2 billion for 2013. In 2014, cash provided by operating activities reflected increased receipts relating to returns on limited partnerships and lower net claim payments, substantially offset by increased tax payments. Additionally, in 2013 CNA contributed $75 million to the CNA Retirement Plan. Net cash provided by operating activities was $1.3 billion in 2012. Operating cash flows in 2013 reflected increased claim payments, partially offset by increased premium receipts.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

Net cash used by investing activities was $918 million for 2014, as compared with $898 million and $934 million for 2013 and 2012. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments. Net cash used by financing activities was $519 million, $264 million and $239 million for 2014, 2013 and 2012.

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

Dividends

Dividends of $2.00 per share of CNA’s common stock, including a special dividend of $1.00 per share, were declared and paid in 2014. On February 6, 2015, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, payable March 12, 2015 to shareholders of record on February 23, 2015. The declaration and payment of future dividends is at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

Ratings

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of CNA’s insurance subsidiaries.

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s (“S&P”) as of December 31, 2014. The table also includes the ratings for CNA senior debt.

	Insurance Financial Strength Ratings		Corporate Debt Ratings

	CCC Group	Western Group	CNA Senior Debt

A.M. Best	A	A	bbb
Moody’s	A3	Not rated	Baa2
S&P	A	A	BBB

A.M. Best, Moody’s and S&P each maintain a stable outlook on CNA.

Hardy benefits from the collective financial strength of the Lloyd’s market, which is rated A+ by S&P with a stable outlook and A by A.M. Best with a positive outlook.

Diamond Offshore

Cash and investments totaled $250 million at December 31, 2014, compared to $2.1 billion at December 31, 2013. In 2014, Diamond Offshore paid cash dividends totaling $486 million, consisting of aggregate regular cash dividends of $69 million and aggregate special cash dividends of $417 million. On February 6, 2015, Diamond Offshore declared a regular quarterly dividend of $0.125 per share.

Cash provided by operating activities in 2014 was $993 million, compared to $1.1 billion in 2013, a decrease of $73 million, primarily due to higher cash payments related to contract drilling expenses of $77 million and higher interest payments of $51 million on senior notes. The increase in cash outflows for 2014 was partially offset by lower cash income taxes paid in the U.S. Federal Jurisdiction and a slight increase in cash receipts from contract drilling services of $7 million.

Diamond Offshore is currently obligated under separate agreements in connection with two ongoing rig construction projects. The following is a summary of Diamond Offshore’s construction projects as of December 31, 2014:

(In millions)	Expected Delivery (a)	Total Project Cost (b)	Project Expenditures to Date (c)

Ultra-deepwater drillship:
Ocean BlackLion	Q1 2015	$ 655	$ 199

Ultra-deepwater floater:
Ocean GreatWhite	Q1 2016	$ 764	$ 197

(a)

Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.

(b)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs, and does not include capitalized interest.
(c)	Represents total project expenditures, including accrued expenditures, from inception of project to December 31, 2014, excluding project-to-date capitalized interest.

For 2015, Diamond Offshore has budgeted approximately $944 million for capital expenditures of which approximately $602 million is expected to be spent on current rig construction projects. The remainder will be spent on Diamond Offshore’s ongoing capital maintenance and replacement programs.

Depending on market and other conditions, Diamond Offshore may purchase shares of its outstanding common stock in the open market or otherwise. In 2014, Diamond Offshore purchased 1.9 million shares of its outstanding common stock at an aggregate cost of $88 million.

In September of 2014, Diamond Offshore repaid at maturity the entire $250 million principal amount of its 5.2% senior notes.

Diamond Offshore has a $1.5 billion senior unsecured revolving credit facility, to be used for general corporate purposes, which matures in 2019. Diamond Offshore also has the option to increase the revolving commitments under the credit agreement by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request up to two additional one-year extensions of the maturity date. The entire amount of the facility is available, subject to its terms, for revolving loans. As of December 31, 2014, there were no loans or letters of credit outstanding under the credit agreement.

During the third quarter of 2014, S&P revised its outlook on Diamond Offshore to negative from stable and in December of 2014, lowered its corporate credit and unsecured debt ratings from A to A-. In February of 2015, Moody’s and S&P assigned short-term credit ratings of Prime-2 and A2 to Diamond Offshore’s commercial paper program. Concurrently, Moody’s and S&P affirmed Diamond Offshore’s long term corporate credit rating of A3 and

A-. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. A downgrade in Diamond Offshore’s credit ratings could impact its cost of issuing additional debt and the amount of additional debt that it could issue, A series of downgrades or a substantial downgrade could restrict Diamond Offshore’s access to capital markets and its ability to raise additional debt or rollover existing maturities. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

In February of 2015, Diamond Offshore established a commercial paper program with three commercial paper dealers pursuant to which it may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.5 billion. Proceeds from issuances under the commercial paper program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. Diamond Offshore’s credit facility provides liquidity for the payment obligations in respect of the notes issued under the commercial paper program, and unless terms of the program are changed, the aggregate amount of notes outstanding at any time will not exceed the amount available under the credit facility. As of the date of this report, Diamond Offshore had no commercial paper notes outstanding.

As a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. Diamond Offshore believes that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore will be sufficient to meet both its working capital requirements and its capital commitments. However, in light of the significant cash requirements of Diamond Offshore’s capital expansion program in 2015 and 2016, Diamond Offshore may make use of its credit facility or commercial paper program to finance its capital expenditures and working capital requirements. Diamond Offshore will continue to make periodic assessments of its capital spending programs based on industry conditions and will adjust capital spending programs if required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current credit ratings, current market conditions and other factors beyond its control.

Boardwalk Pipeline

At December 31, 2014 and 2013, cash and investments amounted to $8 million and $29 million. Funds from operations for 2014 amounted to $514 million, compared to $534 million in 2013. In 2014 and 2013, Boardwalk Pipeline’s capital expenditures were $404 million and $295 million. Capital expenditures in 2014 were primarily related to the Southeast Market Expansion project placed into service in October of 2014. Net cash used in investing activities in 2014 also included $295 million for the acquisition of the Evangeline pipeline. In 2014 and 2013, Boardwalk Pipeline paid cash distributions of $99 million and $534 million to its partners. Boardwalk Pipeline expects total capital expenditures to be approximately $570 million in 2015, primarily related to growth projects discussed further in Item 1 and increased pipeline system maintenance expenditures. A summary of the estimated total costs of the growth projects and inception to date spending, as of December 31, 2014, are as follows:

	Estimated	Cash invested through
	total cost	December 31, 2014

(In millions)

Ohio to Louisiana Access	$115	$10
Southern Indiana Market Lateral	95	2
Western Kentucky Market Lateral	80	1
Power Plant Project in South Texas	80
Sulphur Storage and Pipeline Expansion	145	5
Northern Supply Access	250
Coastal Bend Header	720	2
Other growth projects	73

Total	$1,558	$20

In September of 2014, Boardwalk Pipeline repaid $25 million principal of its variable rate term loan. The outstanding borrowing of $200 million is due in October of 2017. No additional borrowing capacity is available under this term loan.

In November of 2014, Boardwalk Pipeline issued $350 million in aggregate principal amount of 5.0% Senior Notes due December 15, 2024. Boardwalk Pipeline used a portion of the $343 million in net proceeds to retire all of the outstanding $275 million aggregate principal amount of 5.1% notes due 2015 on February 2, 2015, and the remainder of the net proceeds was used to reduce outstanding borrowings under the revolving credit facility.

Boardwalk Pipeline’s revolving credit facility, which matures in April of 2017, has aggregate lending commitments of $1.0 billion. As of February 18, 2015, Boardwalk Pipeline had outstanding borrowings of $460 million resulting in $540 million of available borrowing capacity and is in compliance with all covenant requirements under the credit facility.

Boardwalk Pipeline anticipates that for 2015 its existing capital resources, including the revolving credit facility, cash flows from operating activities and the subordinated loan agreement with a subsidiary of the Company to provide $300 million of financing will be adequate to fund its operations, including its planned capital expenditures. The subordinated loan agreement provides for a draw period through December 31, 2015 and matures in July of 2024, subject to certain mandatory pre-payment requirements. Boardwalk Pipeline may seek to access the capital markets to fund some or all capital expenditures for future growth projects or acquisitions, or to repay or refinance all or a portion of its indebtedness, a significant amount of which matures in the next five years.

Most of Boardwalk Pipeline’s senior unsecured debt is rated by independent credit rating agencies. Boardwalk Pipeline’s credit ratings affect its ability to access the public and private debt markets, as well as the terms and the cost of borrowings. The ability to satisfy financing requirements or fund planned growth capital expenditures will depend upon Boardwalk Pipeline’s future operating performance and the ability to access the capital markets, which are affected by economic factors in its industry as well as other financial and business factors, some of which are beyond Boardwalk Pipeline’s control. The table below reflects the various group ratings issued by S&P, Moody’s and Fitch Ratings, Inc. (“Fitch”) for Boardwalk Pipeline’s senior unsecured notes and that of its operating subsidiaries having outstanding rated debt as of February 18, 2015.

	Rating		Outlook

	Boardwalk	Operating	Boardwalk	Operating
	Pipeline	Subsidiaries	Pipeline	Subsidiaries

S&P	BB+	BBB-	Negative	Negative
Moody’s	Baa3	Baa2	Stable	Stable
Fitch	BBB-	BBB-	Stable	Stable

Loews Hotels

Cash and investments totaled $84 million at December 31, 2014, as compared to $53 million at December 31, 2013. In 2014, Loews Hotels made net cash distributions of approximately $50 million to us, primarily due to the refinancing of a $125 million mortgage loan for a new $300 million mortgage loan, partially offset by funding for the acquisition of three hotels. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables at December 31, 2014 totaled $5.1 billion, as compared to $4.7 billion at December 31, 2013. In 2014, we received $782 million in dividends from our subsidiaries, including a special dividend from CNA of $242 million. Cash outflows included, among other corporate overhead costs, the payment of $622 million to fund treasury stock purchases, $61 million to purchase shares of Diamond Offshore, $95 million of cash dividends to our shareholders and net cash contributions of approximately $75 million to our subsidiaries.

On September 30, 2014, we received proceeds of $787 million from the sale of HighMount, of which $480 million was used to repay indebtedness of HighMount.

As of February 13, 2015, there were 373,176,361 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. In 2014, we purchased 14.6 million shares of Loews common stock and 1.9 million shares of Diamond Offshore.

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

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period

		Less than			More than
December 31, 2014	Total	1 year	1-3 years	3-5 years	5 years

(In millions)

Debt (a)	$ 15,638	$ 1,372	$ 2,873	$ 2,609	$ 8,784
Operating leases	492	59	109	86	238
Claim and claim adjustment expense reserves (b)	24,733	5,019	6,386	3,318	10,010
Future policy benefits reserves (c)	34,408	127	374	606	33,301
Policyholders’ funds reserves (c)	27	17	10	(2)	2
Rig construction contracts	869	429	440
Purchase and other obligations	331	299	18	4	10

Total (d)	$ 76,498	$ 7,322	$ 10,210	$ 6,621	$ 52,345

(a)	Includes estimated future interest payments.
(b)

Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2014. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)

Future policy benefits and policyholders’ funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2014. Additional information on future policy benefits and policyholders’ funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)	Does not include expected contribution of approximately $22 million to the Company’s pension and postretirement plans in 2015.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2014	2013	2012

(In millions)

Fixed maturity securities:
Taxable	$1,399	$1,510	$1,572
Tax-exempt	404	317	274

Total fixed maturity securities	1,803	1,827	1,846
Limited partnership investments	263	451	251
Other, net of investment expense	1	4	13

Net investment income before tax	$2,067	$2,282	$2,110

Net investment income after tax and noncontrolling interests	$1,323	$1,418	$1,307

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	5.0%	5.2%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.6%

Net investment income after tax and noncontrolling interests decreased $95 million in 2014 as compared with 2013. The decrease was primarily driven by limited partnerships, which produced a rate of return of 9.7% as compared with 18.3% in the prior year. This was partially offset by an increase in fixed maturity securities investment income, after tax and noncontrolling interests, due to additional investments in tax-exempt securities.

Net investment income after tax and noncontrolling interests increased $111 million in 2013 as compared with 2012. The increase was driven by a significant increase in limited partnership investment income. Limited partnership results were positively affected by more favorable equity market returns.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Year Ended December 31	2014	2013	2012

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$67	$42	$101
States, municipalities and political subdivisions	(7)	36	(6)
Asset-backed	(21)	(40)	(25)
U.S. Treasury and obligations of government-sponsored enterprises			3
Foreign government	2	4	4
Redeemable preferred stock		(1)

Total fixed maturity securities	41	41	77
Equity securities	1	(22)	(23)
Derivative securities	(1)	(9)	(2)
Short term investments and other	13	6	(1)

Total realized investment gains	54	16	51
Income tax expense	(18)	(4)	(18)
Amounts attributable to noncontrolling interests	(4)	(2)	(3)

Net realized investment gains attributable to Loews Corporation	$32	$10	$30

Net realized investment gains increased $22 million in 2014 as compared with 2013, driven by higher net realized investment gains on sales of securities. Net realized investment gains decreased $20 million in 2013 as compared with 2012, driven by lower net realized investment gains on sales of securities, partially offset by lower other-than-temporary impairment (“OTTI”) losses recognized in earnings. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and impairment decision process, is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.8% and 92.1% of which were rated as investment grade (rated BBB- or higher) at December 31, 2014 and 2013. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from S&P and Moody’s, in that order of preference. If a security is not rated by these agencies, CNA formulates an internal rating. At December 31, 2014 and 2013, approximately 99% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at fair value:

December 31	2014		2013

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,882	9.5%	$3,683	8.9%
AAA	2,850	7.0	2,776	6.7
AA and A	19,998	49.1	20,353	49.4
BBB	11,093	27.2	11,171	27.1
Non-investment grade	2,945	7.2	3,250	7.9

Total	$40,768	100.0%	$41,233	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity securities was $2.8 billion and $3.1 billion at December 31, 2014 and 2013. The following table summarizes the ratings of these securities at fair value:

December 31	2014		2013

(In millions of dollars)

BB	$1,264	42.9%	$1,393	42.9%
B	847	28.8	967	29.8
CCC - C	616	20.9	649	20.0
D	218	7.4	241	7.3

Total	$2,945	100.0%	$3,250	100.0%

The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

			Gross
	Estimated		Unrealized
December 31, 2014	Fair Value	%	Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$147	4.1%	$3	3.1%
AAA	330	9.3	5	5.2
AA	474	13.4	8	8.2
A	760	21.4	15	15.5
BBB	1,137	32.1	30	30.9
Non-investment grade	696	19.7	36	37.1

Total	$3,544	100.0%	$97	100.0%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

			Gross
	Estimated		Unrealized
December 31, 2014	Fair Value	%	Losses	%

(In millions of dollars)

Due in one year or less	$63	1.8%	$1	1.0%
Due after one year through five years	834	23.5	22	22.7
Due after five years through ten years	1,961	55.3	51	52.6
Due after ten years	686	19.4	23	23.7

Total	$3,544	100.0%	$97	100.0%

Duration

A primary objective in the management of the investment portfolio is to optimize return relative to corresponding liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions and the domestic and global economic conditions, are some of the factors that enter into an investment decision. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on its views of a specific issuer or industry sector.

A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, CNA segregates investments for asset/liability management purposes. The segregated investments support the long term care and structured settlement liabilities in Life & Group Non-Core.

The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	December 31, 2014		December 31, 2013

		Effective		Effective
		Duration		Duration
	Fair Value	(Years)	Fair Value	(Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$14,668	10.5	$15,009	11.3
Other interest sensitive investments	27,748	4.0	27,766	4.4

Total	$42,416	6.3	$42,775	6.9

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

Short Term Investments

The carrying value of the components of CNA’s short term investment portfolio is presented in the following table:

December 31	2014	2013

(In millions)

Short term investments:
Commercial paper	$922	$549
U.S. Treasury securities	466	636
Money market funds	206	94
Other	112	128

Total short term investments	$1,706	$1,407

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

—

the risks and uncertainties associated with CNA’s insurance reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in this MD&A, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

—

general economic and business conditions, including recessionary conditions that may decrease the size and number of CNA’s insurance customers and create additional losses to CNA’s lines of business, especially those that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

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

—

regulatory limitations, impositions and restrictions upon CNA, including with respect to its ability to increase premium rates and the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies;

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

—

man-made disasters, including the possible occurrence of terrorist attacks, the unpredictability of the nature, targets, severity or frequency of such events and the effect of the absence or insufficiency of applicable terrorism legislation on coverages; and

—	the occurrence of epidemics.

Risks and uncertainties primarily affecting us and our energy subsidiaries

—	the impact of changes in worldwide supply and demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including the reduced demand for offshore drilling services;

—	timing and cost of completion of rig upgrades, construction projects and other capital projects, including delivery dates and drilling contracts;

—	changes in foreign and domestic oil and gas exploration, development and production activity;

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

—

the impact of new pipelines, new gas supply sources and commodity price changes on competition and basis spreads on Boardwalk Pipeline’s pipeline systems, which may impact its ability to maintain or replace expiring gas transportation and storage contracts, to contract and physically make its pipeline systems bi-directional, and to sell short term capacity on its pipelines;

—

the costs of maintaining and ensuring the integrity and reliability of Boardwalk Pipeline’s pipeline systems; the need to remove pipeline and other assets from service as a result of such activities, and the timing and financial impacts of returning any such assets to service;

—	the impact of current and future environmental laws and regulations and exposure to environmental liabilities including matters related to global climate change;

—	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting Boardwalk Pipeline’s gas transmission subsidiaries; and

—

the timing, cost, scope and financial performance of Boardwalk Pipeline’s recent, current and future acquisitions and growth projects, including the expansion into new product lines and geographical areas, especially in light of the recently depressed price levels of oil and natural gas prices which can influence the associated production of these commodities.

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

—

the successful negotiation, consummation and completion of potential acquisitions and divestitures, projects and agreements, including obtaining necessary regulatory and customer approvals, and the timing cost, scope and financial performance of any such transactions, projects and agreements;

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

The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2014 and 2013 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $606 million and $616 million at December 31, 2014 and 2013. The impact of a 100 basis point decrease would result in an increase in market value of $671 million and $698 million at December 31, 2014 and 2013. At December 31, 2014, the impact of a 100 basis point increase in interest rates on variable rate debt would increase interest expense by approximately $3 million on an annual basis.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2014 and 2013, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Brazilian reais, European Monetary Unit and Mexican pesos. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2014 and 2013, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at December 31, 2014 and 2013. The impact of a change in commodity prices on the Company’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

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

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk

December 31	2014	2013	2014	2013

(In millions)

Equity prices (1):
Equity securities – long	$482	$645	$(120)	$(161)
– short	(110)	(17)	28	4
Options – purchased	24	41	(5)	155
– written	(19)	(23)	(30)	(55)
Interest rate (2):
Fixed maturities – long	120	123	(5)	(3)
– short	(414)		(34)
Short term investments	4,015	3,261
Other invested assets	102		1
Other derivatives		(3)	(2)	(3)
Foreign exchange (3):
Forwards and options	6		(5)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) a decrease in yield rates of 100 basis points and (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk

December 31	2014	2013	2014	2013

(In millions)

Equity prices (1):
Equity securities:
General accounts (a)	$222	$185	$(56)	$(46)
Limited partnership investments	3,674	3,420	(514)	(447)
Interest rate (2):
Fixed maturities (a)	40,765	41,197	(2,650)	(2,808)
Short term investments (a)	1,999	3,511	(3)	(2)
Other invested assets, primarily mortgage loans	608	515	(30)	(24)
Other derivatives	(3)		17
Separate accounts:
Fixed maturities		149		(2)
Short term investments		28
Foreign exchange (3):
Forwards – short	(5)	1	(12)	(20)
Other invested assets	41	54	(5)	(7)
Commodities (4):
Forwards – short (b)		1		(2)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in yield rates of 100 basis points, (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20% and (4) an increase in commodity prices of 20%.

(a)

Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(481) and $(482) at December 31, 2014 and 2013.

(b)	The market risk at December 31, 2014 and 2013 will generally be offset by recognition of the underlying hedged transaction.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, NY February 23, 2015

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2014	2013

(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $37,469 and $39,426	$40,885	$41,320

Equity securities, cost of $733 and $881	728	871

Limited partnership investments	3,674	3,420

Other invested assets, primarily mortgage loans	731	562

Short term investments	6,014	6,772

Total investments	52,032	52,945

Cash	364	294

Receivables	7,770	9,338

Property, plant and equipment	15,611	13,524

Goodwill	374	357

Assets of discontinued operations		1,041

Other assets	1,616	1,635

Deferred acquisition costs of insurance subsidiaries	600	624

Separate account business		181

Total assets	$78,367	$79,939

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2014	2013

(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$23,271	$24,089
Future policy benefits	9,490	10,471
Unearned premiums	3,592	3,718
Policyholders’ funds	27	116

Total insurance reserves	36,380	38,394

Payable to brokers	673	134
Short term debt	335	819
Long term debt	10,333	9,525
Deferred incomes taxes	893	716
Liabilities of discontinued operations		632
Other liabilities	5,103	4,632
Separate account business		181

Total liabilities	53,717	55,033

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued and outstanding – 372,934,540 and 387,210,096 shares	4	4
Additional paid-in capital	3,481	3,607
Retained earnings	15,515	15,508
Accumulated other comprehensive income	280	339

Total shareholders’ equity	19,280	19,458
Noncontrolling interests	5,370	5,448

Total equity	24,650	24,906

Total liabilities and equity	$78,367	$79,939

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2014	2013	2012

(In millions, except per share data)

Revenues:
Insurance premiums	$7,212	$7,271	$6,881
Net investment income	2,163	2,425	2,177
Investment gains (losses):
Other-than-temporary impairment losses	(77)	(74)	(127)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)		(2)	(23)

Net impairment losses recognized in earnings	(77)	(76)	(150)
Other net investment gains	131	92	198

Total investment gains	54	16	48
Contract drilling revenues	2,737	2,844	2,936
Other revenues	2,159	2,057	2,030

Total	14,325	14,613	14,072

Expenses:
Insurance claims and policyholders’ benefits	5,591	5,806	5,729
Amortization of deferred acquisition costs	1,317	1,362	1,274
Contract drilling expenses	1,524	1,573	1,537
Other operating expenses	3,585	3,170	3,084
Interest	498	425	426

Total	12,515	12,336	12,050

Income before income tax	1,810	2,277	2,022
Income tax expense	(457)	(656)	(513)

Income from continuing operations	1,353	1,621	1,509
Discontinued operations, net	(391)	(552)	(399)

Net income	962	1,069	1,110
Amounts attributable to noncontrolling interests	(371)	(474)	(542)

Net income attributable to Loews Corporation	$591	$595	$568

Net income attributable to Loews Corporation:
Income from continuing operations	$962	$1,149	$968
Discontinued operations, net	(371)	(554)	(400)

Net income	$591	$595	$568

Basic net income per common share:
Income from continuing operations	$2.52	$2.96	$2.45
Discontinued operations, net	(0.97)	(1.43)	(1.01)

Net income	$1.55	$1.53	$1.44

Diluted net income per common share:
Income from continuing operations	$2.52	$2.95	$2.44
Discontinued operations, net	(0.97)	(1.42)	(1.01)

Net income	$1.55	$1.53	$1.43

Dividends per share	$0.25	$0.25	$0.25

Basic weighted average number of shares outstanding	381.92	388.64	395.12

Diluted weighted average number of shares outstanding	382.55	389.51	395.87

See Notes to Consolidated Financial Statements

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31	2014	2013	2012

(In millions)

Net income	$962	$1,069	$1,110

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	15	6	84
Net other unrealized gains (losses) on investments	267	(679)	339

Total unrealized gains (losses) on available-for-sale investments	282	(673)	423
Discontinued operations	(19)	(23)	(11)
Unrealized gains (losses) on cash flow hedges	(3)		3
Pension liability	(235)	329	(132)
Foreign currency	(94)	(11)	39

Other comprehensive income (loss)	(69)	(378)	322

Comprehensive income	893	691	1,432

Amounts attributable to noncontrolling interests	(361)	(437)	(575)

Total comprehensive income attributable to Loews Corporation	$532	$254	$857

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2012	$23,203	$4	$3,494	$14,890	$384	$-	$ 4,431
Net income	1,110			568			542
Other comprehensive income	322				289		33
Dividends paid	(549)			(99)			(450)
Issuance of equity securities by subsidiary	774		115		5		654
Purchases of Loews treasury stock	(222)					(222)
Retirement of treasury stock	-		(47)	(165)		212
Issuance of Loews common stock	13		13
Stock-based compensation	23		20				3
Other	2			(2)			4

Balance, December 31, 2012	24,676	4	3,595	15,192	678	(10)	5,217
Net income	1,069			595			474
Other comprehensive loss	(378)				(341)		(37)
Dividends paid	(597)			(97)			(500)
Issuance of equity securities by subsidiary	337		51		2		284
Purchases of Loews treasury stock	(218)					(218)
Retirement of treasury stock	-		(48)	(180)		228
Issuance of Loews common stock	5		5
Stock-based compensation	18		3				15
Other	(6)		1	(2)			(5)

Balance, December 31, 2013	$24,906	$4	$3,607	$15,508	$339	$-	$ 5,448

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, December 31, 2013	$24,906	$4	$3,607	$15,508	$339	$-	$ 5,448
Net income	962			591			371
Other comprehensive loss	(69)				(59)		(10)
Dividends paid	(433)			(95)			(338)
Purchases of subsidiary stock from noncontrolling interests	(144)		(9)				(135)
Purchases of Loews treasury stock	(622)					(622)
Retirement of treasury stock	-		(136)	(486)		622
Issuance of Loews common stock	6		6
Stock-based compensation	26		13				13
Other	18			(3)			21

Balance, December 31, 2014	$24,650	$4	$3,481	$15,515	$280	$-	$ 5,370

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2014	2013	2012
(In millions)

Operating Activities:

Net income	$962	$1,069	$1,110
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss on sale of subsidiaries	451
Investment gains	(47)	(26)	(57)
Undistributed (earnings) losses	64	(380)	(103)
Amortization of investments	3	(24)	(50)
Depreciation, depletion and amortization	899	871	905
Impairment of goodwill		636
Asset impairments	228	325	742
Provision for deferred income taxes	11	6	(22)
Other non-cash items	134	49	(7)
Changes in operating assets and liabilities, net:
Receivables	738	87	327
Deferred acquisition costs	44	2	(16)
Insurance reserves	(363)	(68)	430
Other assets	(128)	(20)	74
Other liabilities	123	470	(73)
Trading securities	(129)	(901)	(406)

Net cash flow operating activities	2,990	2,096	2,854

Investing Activities:

Purchases of fixed maturities	(9,381)	(11,197)	(10,299)
Proceeds from sales of fixed maturities	4,914	6,869	6,123
Proceeds from maturities of fixed maturities	3,983	3,271	3,699
Purchases of equity securities	(67)	(77)	(54)
Proceeds from sales of equity securities	31	103	86
Purchases of limited partnership investments	(271)	(323)	(372)
Proceeds from sales of limited partnership investments	167	204	227
Purchases of property, plant and equipment	(2,753)	(1,737)	(1,405)
Acquisitions	(448)	(235)	(987)
Dispositions	1,031	182	221
Change in short term investments	1,396	(101)	(192)
Other, net	(72)	(257)	(142)

Net cash flow investing activities	(1,470)	(3,298)	(3,095)

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2014	2013	2012
(In millions)

Financing Activities:

Dividends paid	$(95)	$(97)	$(99)
Dividends paid to noncontrolling interests	(338)	(500)	(450)
Purchases of subsidiary stock from noncontrolling interests	(149)
Purchases of Loews treasury stock	(622)	(228)	(212)
Issuance of Loews common stock	6	5	13
Proceeds from sale of subsidiary stock	5	370	849
Principal payments on debt	(2,269)	(1,494)	(2,910)
Issuance of debt	2,004	3,255	3,152
Other, net	16	(40)	(7)

Net cash flow financing activities	(1,442)	1,271	336

Effect of foreign exchange rate on cash	(8)	(3)	4

Net change in cash	70	66	99
Cash, beginning of year	294	228	129

Cash, end of year	$364	$294	$228

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of presentation – Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 52.5% owned subsidiary); transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 53% owned subsidiary); and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

Loews segments are CNA Financial, including Specialty, Commercial, International and Other Non-Core; Diamond Offshore; Boardwalk Pipeline; Loews Hotels; and Corporate and other. See Note 21 for additional information on segments.

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

To the extent that unrealized gains on fixed income securities supporting long term care products and payout annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments increased $679 million (after tax and noncontrolling interests) and decreased $880 million (after tax and noncontrolling interests) for the years ended December 31, 2014 and 2013. At December 31, 2014 and 2013, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by $1.2 billion and $478 million (after tax and noncontrolling interests).

For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The amortized cost of high credit quality fixed rate securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in Net investment income on the Consolidated Statements of Income. Interest income on lower rated and variable rate securities is determined using the prospective yield method.

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

CNA applies the same impairment model as described above for the majority of non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends. For all other equity securities, in determining whether the security is other-

than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (iv) general market conditions and industry or sector specific outlook.

Joint venture investments – The Company has 20% to 50% interests in operating joint ventures related to hotel properties and had joint venture interests in the Bluegrass Project, as discussed in Note 2, that are accounted for under the equity method. The Company’s investment in these entities was $158 million and $242 million for the years ended December 31, 2014 and 2013 and reported in Other assets on the Company’s Consolidated Balance Sheets. Equity income (loss) for these investments was $(62) million, $12 million and $24 million for the years ended December 31, 2014, 2013 and 2012 and reported in Other operating expenses on the Company’s Consolidated Statements of Income. Some of these investments are variable interest entities (“VIE”) as defined in the accounting guidance because the entities will require additional funding from each equity owner throughout the development and construction phase and are accounted for under the equity method since the Company is not the primary beneficiary. The maximum exposure to loss for the VIE investments is $252 million, consisting of the amount of the investment and debt guarantees.

The following tables present summarized financial information for these joint ventures:

Year Ended December 31		2014	2013

(In millions)

Total assets		$1,231	$1,336
Total liabilities		1,025	954

Year Ended December 31	2014	2013	2012

Revenues	$491	$349	$294
Net income	32	7	32

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2014 and 2013.

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

Claim and claim adjustment expense reserves – Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (“A&EP”), workers’ compensation lifetime claims and accident and health claims are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; (ii) estimates of incurred but not reported losses; (iii) estimates of losses on assumed reinsurance; (iv) estimates of future expenses to be incurred in the settlement of claims; (v) estimates of salvage and subrogation recoveries and (vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Receivables on the Consolidated Balance Sheets.

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.4 billion and $1.3 billion as of December 31, 2014 and 2013. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 8.0% at December 31, 2014 and 7.1% to 9.7% at December 31, 2013. At December 31, 2014 and 2013, the discounted reserves for unfunded structured settlements were $582 million and $580 million, net of discount of $924 million and $969 million.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.5% to 6.8% at December 31, 2014 and 3.0% to 6.8% at December 31, 2013. At December 31, 2014 and 2013, such discounted reserves totaled $2.5 billion and $2.4 billion, net of discount of $654 million and $617 million.

Future policy benefits reserves – Reserves for long term care policies and payout annuity contracts are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, discount rate and expenses. Expense assumptions primarily relate to claim adjudication. Actuarial assumptions generally vary by plan, age at issue and policy duration. The initial assumptions are determined at issuance, include a margin for adverse deviation and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. Interest rates for long term care products range from 4.5% to 7.9% at December 31, 2014 and 2013. Interest rates for payout annuity contracts ranged from 5.0% to 8.7% at December 31, 2013.

Policyholders’ funds reserves – Policyholders’ funds reserves on the Consolidated Balance Sheet as of December 31, 2013 primarily included reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are generally equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, the liability balances were $131 million and $143 million.

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

Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA had $3 million recorded as deposit assets at December 31, 2014 and 2013, and $9 million and $130 million recorded as deposit liabilities at December 31, 2014 and 2013. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.

A loss portfolio transfer is a retroactive reinsurance contract. If the cumulative claim and allocated claim adjustment expenses ceded under a loss portfolio transfer exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the loss portfolio transfer. In the period in which an excess arises, a portion of the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception date of the loss portfolio transfer.

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

Deferred acquisition costs related to long term care contracts are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy. At December 31, 2014 and 2013, deferred acquisition costs were presented net of Shadow Adjustments of $314 million and $342 million.

CNA evaluates deferred acquisition costs for recoverability. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. Adjustments, if necessary, are recorded in current period results of operations.

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

The fair value of CNA’s investments in life settlement contracts were $82 million and $88 million at December 31, 2014 and 2013, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table details the values for life settlement contracts. The determination of fair value is discussed in Note 4.

	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts	Face Amount of Life Insurance Policies

(Dollar amounts in millions)

Estimated maturity during:
2015	60	$11	$37
2016	60	10	33
2017	50	9	30
2018	50	7	26
2019	50	6	26
Thereafter	318	39	187

Total	588	$82	$339

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

The increase (decrease) in fair value recognized for the years ended December 31, 2014, 2013 and 2012 on contracts still held was $8 million, $(2) million and $11 million. The gains recognized during the years ended December 31, 2014, 2013 and 2012 on contracts that settled were $25 million, $15 million and $42 million.

Separate account business – Separate account assets and liabilities on the Consolidated Balance Sheet as of December 31, 2013 represented contract holder funds related to investment and annuity products for which the policyholder assumes substantially all the risk and reward. The assets were segregated into accounts with specific underlying investment objectives and are legally segregated from CNA. All assets of the separate account business were carried at fair value with an equal amount recorded for separate account liabilities.

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

The Company recognized compensation expense that decreased net income by $12 million, $11 million and $13 million for the years ended December 31, 2014, 2013 and 2012. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans.

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

For each of the years ended December 31, 2014, 2013 and 2012, approximately 0.6 million, 0.9 million and 0.8 million potential shares attributable to exercises under the Loews Corporation Stock Option Plan were included in the calculation of diluted net income per share. For those same periods, approximately 2.3 million, 1.5 million and 2.6 million Stock Appreciation Rights (“SARs”) were not included in the calculation of diluted net income per share due to the exercise price being greater than the average stock price.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates. Foreign currency transaction losses of $22 million and $3 million and gains of $10 million for the years ended December 31, 2014, 2013 and 2012 were included in the Consolidated Statements of Income.

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

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $501 million, $415 million and $450 million for the years ended December 31, 2014, 2013 and 2012. Cash payments for federal, foreign, state and local income taxes amounted to $189 million, $183 million and $120 million for the years ended December 31, 2014, 2013 and 2012. Investing activities include $14 million of previously accrued capital expenditures for the year ended December 31, 2014 and exclude $43 million and $35 million of accrued capital expenditures for the years ended December 31, 2013 and 2012.

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

Note 2.  Acquisitions and Divestitures

CNA Financial

On August 1, 2014, CNA completed the sale of CAC, its life insurance subsidiary. The business sold, which was previously reported within the Other Non-Core segment, is reported as discontinued operations in the Consolidated Statements of Income for years ended December 31, 2014, 2013 and 2012.

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

On July 2, 2012, CNA acquired Hardy Underwriting Bermuda Limited (“Hardy”), a specialized Lloyd’s of London (“Lloyd’s”) underwriter for $231 million.

HighMount

In May of 2014, the Company announced that HighMount Exploration & Production LLC (“HighMount”), its natural gas and oil exploration and production subsidiary, was pursuing strategic alternatives, including a potential sale of the business. On August 7, 2014, the Company entered into an agreement to sell HighMount to privately held affiliates of EnerVest, Ltd. and on September 30, 2014, HighMount was sold for net proceeds of $787 million. HighMount’s bank debt of $480 million was repaid from proceeds of the sale. A loss of $200 million ($138 million after tax) was recorded in connection with the sale. Results of HighMount are reported as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the Company had no remaining natural gas and oil properties.

See Note 20 for further discussion of discontinued operations.

Boardwalk Pipeline

In October of 2014, Boardwalk Pipeline acquired Boardwalk Petrochemical, formerly known as Chevron Petrochemical Pipeline, LLC, which owns the Evangeline ethylene pipeline system for $295 million in cash, subject to customary adjustments. This acquisition was made as part of Boardwalk Pipeline’s long term growth and diversification strategy and to complement existing natural gas liquids (“NGLs”) and ethylene midstream assets. The purchase price was funded through borrowings under Boardwalk Pipeline’s revolving credit facility. Boardwalk Pipeline recorded $20 million of identifiable finite-lived intangible assets and $22 million of goodwill.

In 2013, Boardwalk Pipeline executed a series of agreements with the Williams Companies, Inc. (“Williams”) to develop the Bluegrass Project. In 2014, the Company expensed the previously capitalized project costs related to the development process due to cost escalations, construction delays and the lack of customer commitments, resulting in a charge of $94 million ($55 million after tax and noncontrolling interests), inclusive of a $10 million charge recorded by Boardwalk Pipeline Partners, LP. This charge was recorded within Other operating expenses on the Consolidated Statements of Income. In the fourth quarter of 2014, Boardwalk Pipeline and Williams dissolved the Bluegrass project entities.

On October 1, 2012, a joint venture between Boardwalk Pipeline and Boardwalk Pipeline Holding Corp. (“BPHC”) acquired Boardwalk Louisiana Midstream LLC, a company that provides salt dome storage, pipeline transportation, fractionation and brine supply services, from PL Logistics LLC for approximately $620 million. The acquisition was funded with proceeds from a $225 million five-year variable rate term loan and equity contributions by BPHC of $269 million for a 65% equity interest and of $148 million by Boardwalk Pipeline for a 35% equity interest. The joint venture recorded $25 million of identifiable finite-lived intangible assets and $52 million of goodwill. On October 15, 2012, Boardwalk Pipeline acquired BPHC’s 65% equity interest in the joint venture for $269 million, which did not result in any significant adjustments to the Consolidated Financial Statements.

Loews Hotels

In 2014, Loews Hotels acquired three hotels for a total cost of approximately $230 million and has a commitment to purchase an additional hotel in the first quarter of 2015, upon substantial completion, for approximately $170 million, funded with a combination of cash and property-level debt.

Note 3.  Investments

Net investment income is as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Fixed maturity securities	$ 1,803	$ 1,827	$ 1,846
Short term investments	4	5	12
Limited partnership investments	304	519	283
Equity securities	12	12	12
Income from trading portfolio (a)	64	90	52
Other	34	25	24

Total investment income	2,221	2,478	2,229
Investment expenses	(58)	(53)	(52)

Net investment income	$ 2,163	$ 2,425	$ 2,177

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $42, $(2) and $6 for the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014 and 2013, the Company held no non-income producing fixed maturity securities. As of December 31, 2014 and 2013, no investments in a single issuer exceeded 10% of shareholders’ equity other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Fixed maturity securities	$ 41	$ 41	$ 77
Equity securities	1	(22)	(23)
Derivative instruments	(1)	(9)	(5)
Short term investments and other	13	6	(1)

Investment gains (a)	$ 54	$ 16	$ 48

(a)	Includes gross realized gains of $178, $198 and $241 and gross realized losses of $136, $179 and $187 on available-for-sale securities for the years ended December 31, 2014, 2013 and 2012.

Net change in unrealized gains (losses) on available-for-sale investments is as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Fixed maturity securities	$ 1,511	$ (2,541)	$ 1,871
Equity securities	6	(15)	5
Other			(1)

Total net change in unrealized gains on available-for-sale investments	$ 1,517	$ (2,556)	$ 1,875

The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$ 18	$ 20	$ 25
States, municipalities and political subdivisions	46		34
Asset-backed:
Residential mortgage-backed	5	19	48
Other asset-backed	1	2

Total asset-backed	6	21	48
U.S. Treasury and obligations of government-sponsored enterprises			1

Total fixed maturities available-for-sale	70	41	108

Equity securities available-for-sale:
Common stock	7	8	6
Preferred stock		26	36

Total equity securities available-for-sale	7	34	42

Short term investments		1

Net OTTI losses recognized in earnings	$ 77	$ 76	$ 150

The amortized cost and fair values of securities are as follows:

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,226	$ 1,721	$ 61	$ 18,886
States, municipalities and political subdivisions	11,285	1,463	8	12,740
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	$ (53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235

Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government-sponsored enterprises	26	5		31
Foreign government	438	16		454
Redeemable preferred stock	39	3		42

Fixed maturities available-for-sale	37,332	3,530	97	40,765	(55)
Fixed maturities, trading	137		17	120

Total fixed maturities	37,469	3,530	114	40,885	(55)

Equity securities:
Common stock	38	9		47
Preferred stock	172	5	2	175

Equity securities available-for-sale	210	14	2	222	-
Equity securities, trading	523	96	113	506

Total equity securities	733	110	115	728	-

Total	$ 38,202	$ 3,640	$ 229	$ 41,613	$ (55)

December 31, 2013

Fixed maturity securities:
Corporate and other bonds	$ 19,352	$ 1,645	$ 135	$20,862
States, municipalities and political subdivisions	11,281	548	272	11,557
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	$ (37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955

Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144
Foreign government	531	15	3	543
Redeemable preferred stock	92	10		102

Fixed maturities available-for-sale	39,275	2,450	528	41,197	(40)
Fixed maturities, trading	151		28	123

Total fixed maturities	39,426	2,450	556	41,320	(40)

Equity securities:
Common stock	36	9		45
Preferred stock	143	1	4	140

Equity securities available-for-sale	179	10	4	185	-
Equity securities, trading	702	119	135	686

Total equity securities	881	129	139	871	-

Total	$ 40,307	$ 2,579	$ 695	$ 42,191	$ (40)

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

December 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 1,330	$ 46	$ 277	$ 15	$ 1,607	$ 61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7		614	10

Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government-sponsored enterprises	3		4		7
Foreign government	3		3		6
Redeemable preferred stock	3				3

Total fixed maturity securities	2,838	68	706	29	3,544	97
Preferred stock	17	2	1		18	2

Total	$ 2,855	$ 70	$ 707	$ 29	$ 3,562	$ 99

December 31, 2013

Fixed maturity securities:
Corporate and other bonds	$ 3,592	$ 129	$ 72	$ 6	$ 3,664	$ 135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22			640	22
Other asset-backed	269	3			269	3

Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1			13	1
Foreign government	111	3			111	3

Total fixed maturity securities	9,169	384	544	144	9,713	528
Preferred stock	87	4			87	4

Total	$ 9,256	$ 388	$ 544	$ 144	$ 9,800	$ 532

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads, market illiquidity and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2014.

The following table summarizes the activity for the years ended December 31, 2014, 2013 and 2012 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2014, 2013 and 2012 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Year Ended December 31	2014	2013	2012

(In millions)

Beginning balance of credit losses on fixed maturity securities	$74	$95	$92
Additional credit losses for securities for which an OTTI loss was previously recognized		2	23
Credit losses for securities for which an OTTI loss was not previously recognized			2
Reductions for securities sold during the period	(9)	(23)	(14)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(3)		(8)

Ending balance of credit losses on fixed maturity securities	$62	$74	$95

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

December 31	2014		2013

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$ 2,479	$2,511	$2,420	$2,455
Due after one year through five years	9,070	9,621	9,496	10,068
Due after five years through ten years	12,055	12,584	11,667	11,954
Due after ten years	13,728	16,049	15,692	16,720

Total	$ 37,332	$40,765	$39,275	$41,197

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2014 and 2013 was approximately $3.7 billion and $3.4 billion which includes undistributed earnings of $1.3 billion and $1.2 billion. Limited partnerships comprising 72.4% of the total carrying value are reported on a current basis through December 31, 2014 with no reporting lag, 12.6% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2014 and 2013, the Company had 92 and 93 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Of the limited partnerships held, 78.6% and 79.2% at December 31, 2014 and 2013 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets. Limited partnerships representing 18.6% and 17.8% at December 31, 2014 and 2013 were invested in private debt and equity, and the remaining limited partnerships were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 57.2% were equity related, 28.3% pursued a multi-strategy approach, 10.7% were focused on distressed investments and 3.8% were fixed income related at December 31, 2014.

The ten largest limited partnership positions held totaled $1.8 billion and $1.7 billion as of December 31, 2014 and 2013. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 3.9% of the aggregate partnership equity at December 31, 2014 and 2013, and the related income reflected on the Consolidated Statements of Income represents approximately 4.3%, 3.7% and 3.3% of the changes in total partnership equity for the years ended December 31, 2014, 2013 and 2012.

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

Investment Commitments

As of December 31, 2014, the Company had committed approximately $327 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of December 31, 2014, the Company had commitments to purchase or fund additional amounts of $75 million and sell $97 million under the terms of such securities.

Investments on Deposit

Securities with carrying values of approximately $3.0 billion and $3.3 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2014 and 2013.

Cash and securities with carrying values of approximately $361 million and $353 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2014 and 2013. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $302 million and $294 million as of December 31, 2014 and 2013.

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

The fair values of CNA’s life settlement contracts are included in Other assets on the Consolidated Balance Sheets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

December 31, 2014	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$32	$18,692	$162	$18,886
States, municipalities and political subdivisions		12,646	94	12,740
Asset-backed:
Residential mortgage-backed		5,044	189	5,233
Commercial mortgage-backed		2,061	83	2,144
Other asset-backed		580	655	1,235

Total asset-backed		7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3		31
Foreign government	41	413		454
Redeemable preferred stock	30	12		42

Fixed maturities available-for-sale	131	39,451	1,183	40,765
Fixed maturities trading		30	90	120

Total fixed maturities	$131	$39,481	$1,273	$40,885

Equity securities available-for-sale	$145	$61	$16	$222
Equity securities trading	505		1	506

Total equity securities	$650	$61	$17	$728

Short term investments	$4,989	$963		$5,952
Other invested assets	102	41		143
Receivables	2	7		9
Life settlement contracts			$82	82
Payable to brokers	(546)	(6)		(552)

December 31, 2013	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$33	$20,625	$204	$20,862
States, municipalities and political subdivisions		11,486	71	11,557
Asset-backed:
Residential mortgage-backed		4,640	331	4,971
Commercial mortgage-backed		1,912	151	2,063
Other asset-backed		509	446	955

Total asset-backed		7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28		144
Foreign government	81	462		543
Redeemable preferred stock	45	57		102

Fixed maturities available-for-sale	275	39,719	1,203	41,197
Fixed maturities trading		43	80	123

Total fixed maturities	$275	$39,762	$1,283	$41,320

Equity securities available-for-sale	$126	$48	$11	$185
Equity securities trading	678		8	686

Total equity securities	$804	$48	$19	$871

Short term investments	$6,134	$563		$6,697
Other invested assets		54		54
Receivables		3		3
Life settlement contracts			$88	88
Separate account business	9	171	1	181
Payable to brokers	(40)	(1)	(3)	(44)
Assets of discontinued operations	28	2	2	32
Liabilities of discontinued operations		(6)	(2)	(8)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2014	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	December 31	December 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$204	$2	$(1)	$33	$(23)	$(16)	$18	$(55)	$162
States, municipalities and political subdivisions	71	1	4	14	(10)		14		94
Asset-backed:
Residential mortgage-backed	331	(21)	61	94	(174)	(72)	32	(62)	189
Commercial mortgage-backed	151	7	(6)	28	(60)	(29)	43	(51)	83
Other asset-backed	446	2	(6)	488	(111)	(117)		(47)	655	$(1)

Total asset-backed	928	(12)	49	610	(345)	(218)	75	(160)	927	(1)

Fixed maturities available-for-sale	1,203	(9)	52	657	(378)	(234)	107	(215)	1,183	(1)
Fixed maturities trading	80	11			(1)				90	11

Total fixed maturities	$1,283	$2	$52	$657	$(379)	$(234)	$107	$(215)	$1,273	$10

Equity securities available-for-sale	$11	$3	$(6)	$16	$(8)				$16
Equity securities trading	8	(1)			(6)				1	$1

Total equity securities	$19	$2	$(6)	$16	$(14)	$-	$-	$-	$17	$1

Life settlement contracts	$88	$33				$(39)			$82	$8
Separate account business	1							$(1)	-
Derivative financial instruments, net	(3)	1			$2				-	2

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2013	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	December 31	December 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$219	$3		$123	$(97)	$(44)	$51	$(51)	$204	$(2)
States, municipalities and political subdivisions	96	(2)	$4	122	(79)	(61)	18	(27)	71
Asset-backed:
Residential mortgage-backed	413	4	(14)	116	(10)	(75)	4	(107)	331	(3)
Commercial mortgage-backed	129		11	107	(3)	(11)	21	(103)	151
Other asset-backed	368	5	(4)	314	(197)	(35)		(5)	446	(2)

Total asset-backed	910	9	(7)	537	(210)	(121)	25	(215)	928	(5)
Redeemable preferred stock	26	(1)				(25)			-

Fixed maturities available-for-sale	1,251	9	(3)	782	(386)	(251)	94	(293)	1,203	(7)
Fixed maturities trading	89	(4)		19	(24)				80	(4)

Total fixed maturities	$1,340	$5	$(3)	$801	$(410)	$(251)	$94	$(293)	$1,283	$(11)

Equity securities available-for-sale	$34	$(27)	$3	$2				$(1)	$11	$(27)
Equity securities trading	7	(5)		6					8	(5)

Total equity securities	$41	$(32)	$3	$8	$-	$-	$-	$(1)	$19	$(32)

Short term investments	$6				$(6)				$-
Other invested assets	1				(1)				-
Life settlement contracts	100	$13				$(25)			88	$(2)
Separate account business	2			$1	(2)				1
Derivative financial instruments, net	5	8	$(9)	(2)	1	(6)			(3)	1

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Derivative financial instruments included in Assets and Liabilities of discontinued operations	Discontinued operations, net
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. There were $24 million of transfers from Level 2 to Level 1 and $1 million of transfers from Level 1 to Level 2 during the year ended December 31, 2014. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.

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

Derivative Financial Instruments

Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives primarily include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, commodity swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

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

Separate Account Business

Separate account business included fixed maturity securities, equities and short term investments. The valuation methodologies and inputs for these asset types have been described above.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations relate to HighMount, as discussed in Notes 2 and 20. These balances represent short term investments and derivative assets and liabilities, which are valued using the methodologies and inputs for these asset and liability types described above.

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

December 31, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

	(In millions)

Assets

Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% – 13% (3%)

Equity securities	16	Market approach	Private offering price	$12 – $4,391 per share
				($600 per share)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (163%)

December 31, 2013

Assets

Fixed maturity securities	$142	Discounted cash flow	Credit spread	2% – 20% (4%)

Equity securities	10	Market approach	Private offering price	$360 – $4,268 per share
				($1,148 per share)
Life settlement contracts	88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% – 743% (192%)

For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

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

	Carrying	Estimated Fair Value
December 31, 2014	Amount	Level 1	Level 2	Level 3	Total

(In millions)

Financial Assets:
Other invested assets, primarily mortgage loans	$588			$608	$608

Financial Liabilities:
Short term debt	334		$255	84	339
Long term debt	10,320		10,299	420	10,719

December 31, 2013

Financial Assets:
Other invested assets, primarily mortgage loans	$508			$515	$515

Financial Liabilities:
Premium deposits and annuity contracts	57			58	58
Short term debt	818		$832	20	852
Long term debt	9,515		9,907	182	10,089
Long term debt included in discontinued operations	500		500		500

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

Fair value of debt was based on observable market prices when available. When observable market prices were not available, the fair value of debt was based on observable market prices of comparable instruments adjusted for differences between the observed instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

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

December 31	2014			2013

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Foreign exchange:
Currency forwards – short	$ 70		$ (5)	$ 114	$ 2	$ (1)

Without hedge designation:

Equity markets:
Options – purchased	544	$ 24		1,561	41
– written	292		(21)	729		(23)
Equity swaps and warrants – long	10	2		17	9
Interest rate risk:
Credit default swaps
– purchased protection				50		(3)
– sold protection				25
Foreign exchange:
Currency forwards – long	109		(3)	55
– short	88	2		113
Currency options – long	151	7
Embedded derivative on funds withheld liability	184		(3)

Discontinued operations:

Interest rate risk:
Interest rate swaps				300		(4)
Commodities:
Forwards – short				180	4	(4)

Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables, Payable to brokers and Assets and Liabilities of discontinued operations on the Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended December 31, 2014 and 2013.

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

For derivative financial instruments without hedge designation, changes in the fair value of derivatives not held in a trading portfolio are reported in Investment gains (losses) and changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Statements of Income. Losses of $1 million, $9 million and $5 million were recorded in Investment gains (losses) for the years ended December 31, 2014, 2013 and 2012. Gains of $12 million and losses of $26 million and $19 million were included in Net investment income for the years ended December 31, 2014, 2013 and 2012.

The Company’s derivative financial instruments with cash flow hedge designation hedge variable price risk associated with the purchase and sale of natural gas and exposure to foreign currency losses on future foreign currency expenditures. Losses of $3 million, $10 million and $1 million were recognized in OCI related to these cash flow hedges for the years ended December 31, 2014, 2013 and 2012. Gains of $1 million and losses of $8 million and $6 million were reclassified from AOCI into income for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the estimated amount of net unrealized losses associated with these cash flow hedges that will be reclassified from AOCI into earnings during the next twelve months was $2 million. For each of the years ended December 31, 2014, 2013 and 2012, the net amounts recognized due to ineffectiveness were less than $1 million.

Note 6.  Receivables

December 31	2014	2013

(In millions)

Reinsurance (Note 16)	$4,742	$ 6,088
Insurance	1,997	2,063
Receivable from brokers	84	234
Accrued investment income	412	448
Federal income taxes	27	34
Other, primarily customer accounts	625	800

Total	7,887	9,667
Less: allowance for doubtful accounts on reinsurance receivables	48	71
allowance for other doubtful accounts	69	258

Receivables	$7,770	$ 9,338

Note 7.  Property, Plant and Equipment

December 31	2014	2013

(In millions)

Pipeline equipment (net of accumulated DD&A of $1,620 and $1,360)	$7,491	$ 7,062
Offshore drilling equipment (net of accumulated DD&A of $4,159 and $3,727)	6,459	3,750
Other (net of accumulated DD&A of $730 and $778)	1,083	785
Construction in process	578	1,927

Property, plant and equipment, net	$15,611	$ 13,524

DD&A expense and capital expenditures are as follows:

Year Ended December 31	2014		2013		2012

	DD&A	Capital Expend.	DD&A	Capital Expend.	DD&A	Capital Expend.

(In millions)

CNA Financial	$69	$72	$72	$90	$71	$98
Diamond Offshore	457	2,050	389	987	394	721
Boardwalk Pipeline	292	378	275	305	256	247
Loews Hotels	37	289	32	369	30	30
Corporate and other	6	24	6	4	7	10

Total	$861	$2,813	$774	$1,755	$758	$1,106

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $80 million, $92 million and $43 million for the years ended December 31, 2014, 2013 and 2012.

Offshore Drilling Equipment

Purchase of Assets

In 2014, Diamond Offshore took delivery of three ultra-deepwater drillships and two deepwater floaters. The aggregate net book value of these newly constructed rigs was $2.7 billion at December 31, 2014, of which $1.3 billion was reported in Construction in process at December 31, 2013. At December 31, 2014, Construction in process included $439 million related to two rigs still under construction.

Sale of Assets

In 2014, Diamond Offshore sold a jack-up rig for $17 million, resulting in a gain of $9 million ($3 million after tax and noncontrolling interests). In 2012, Diamond Offshore sold six jack-up rigs for total proceeds of $132 million, resulting in a gain of approximately $76 million ($32 million after tax and noncontrolling interests). These gains were recorded in Other revenues on the Consolidated Statements of Income.

Asset Impairment

In the third quarter of 2014, Diamond Offshore determined it would retire and scrap six rigs, including a rig upon completion of its contract term in 2015. Demand for offshore drilling rigs continues to decline and is exacerbated by an oversupply of rigs including newbuilds scheduled for delivery in 2015. As a result, Diamond Offshore performed an impairment analysis to determine whether the carrying amount of these assets was recoverable. Based on this analysis, an impairment loss was recognized aggregating $109 million ($55 million after tax and noncontrolling interests) for the year ended December 31, 2014. The fair value was determined through discussions and a quote from a rig broker, and for the rig currently under contract using an internally developed income approach, which are Level 3 inputs of the fair value hierarchy. In the fourth quarter of 2014, two of the rigs were scrapped and at December 31, 2014, the carrying value of the remaining rigs amounted to $9 million. In 2012, Diamond Offshore recorded an impairment charge of $62 million ($19 million after tax and noncontrolling interests) related to three mid-water rigs. These impairment losses were recorded within Other operating expenses on the Consolidated Statements of Income.

Note 8.  Goodwill

	Total	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels

(In millions)

Balance, December 31, 2012	$412	$118	$20	$271	$3
Impairments	(52)			(52)
Other adjustments	(3)	1		(4)

Balance, December 31, 2013	357	119	20	215	3
Additions	22			22
Dispositions	(3)				(3)
Other adjustments	(2)	(2)

Balance, December 31, 2014	$374	$117	$20	$237	$-

Based upon the completion of its annual goodwill impairment testing in 2013, Boardwalk Pipeline determined in the first step of the two-step quantitative goodwill impairment analysis that the carrying value of its reporting unit which included goodwill associated with the Petal Gas Storage, LLC acquisition exceeded its fair value. The fair value of the reporting unit declined from the amount determined in 2012 primarily due to the recent narrowing of time period price spreads and reduced volatility which negatively affects the value of Boardwalk Pipeline’s storage and PAL services and the cumulative effect of reduced basis spreads on the value of Boardwalk Pipeline’s transportation services. The fair value measurement of the reporting unit was derived based on judgments and assumptions which Boardwalk Pipeline believes market participants would use in assessing the fair value of the reporting unit. These judgments and assumptions which utilized significant unobservable inputs, representing a Level 3 fair value measurement, included the valuation premise, use of a discounted cash flow model to estimate fair value and inputs to the valuation model. The inputs included, but were not limited to, forecasted operating results and the long term natural gas outlook for growth in demand. Due to the results of the first step, Boardwalk Pipeline performed the second step to compare the fair value of the reporting unit to the fair value of the reporting unit’s assets and liabilities. As a result, Boardwalk Pipeline recognized a goodwill impairment charge of $52 million ($16 million after tax and noncontrolling interests) for the year ended December 31, 2013, representing the carrying value of the goodwill for the reporting unit. This impairment charge was recorded within Other operating expenses on the Consolidated Statements of Income. See Note 20 for discussion of HighMount’s 2013 goodwill impairment charge recorded in discontinued operations.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $156 million, $169 million and $391 million for the years ended December 31, 2014, 2013 and 2012. Catastrophe losses in 2012 included Storm Sandy.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company as of and for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31	2014	2013	2012

(In millions)

Reserves, beginning of year:
Gross	$24,089	$24,763	$24,303
Ceded	4,972	5,126	5,020

Net reserves, beginning of year	19,117	19,637	19,283

Change in net reserves due to acquisition (disposition) of subsidiaries	(13)		291

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,043	5,114	5,273
Decrease in provision for insured events of prior years	(36)	(115)	(182)
Amortization of discount	161	154	145

Total net incurred (a)	5,168	5,153	5,236

Net payments attributable to:
Current year events	(945)	(981)	(988)
Prior year events	(4,355)	(4,588)	(4,280)

Total net payments	(5,300)	(5,569)	(5,268)

Foreign currency translation adjustment and other	(45)	(104)	95

Net reserves, end of year	18,927	19,117	19,637
Ceded reserves, end of year	4,344	4,972	5,126

Gross reserves, end of year	$23,271	$24,089	$24,763

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits and policyholders’ funds, which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development, including unallocated claim and claim adjustment expense) were as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Property and casualty reserve development	$ (39)	$ (115)	$(180)
Life reserve development in life company	3		(2)

Total	$ (36)	$ (115)	$(182)

The following tables summarize the gross and net carried reserves:

December 31, 2014	Specialty	Commercial	International	Other Non-Core	Total

(In millions)

Gross Case Reserves	$2,136	$5,298	$752	$4,070	$12,256
Gross IBNR Reserves	4,093	4,216	689	2,017	11,015

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,229	$9,514	$1,441	$6,087	$23,271

Net Case Reserves	$1,929	$4,947	$598	$2,716	$10,190
Net IBNR Reserves	3,726	3,906	663	442	8,737

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,655	$8,853	$1,261	$3,158	$18,927

December 31, 2013

Gross Case Reserves	$2,001	$5,570	$803	$3,888	$12,262
Gross IBNR Reserves	4,057	4,521	772	2,477	11,827

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,058	$10,091	$1,575	$6,365	$24,089

Net Case Reserves	$1,793	$5,119	$629	$2,635	$10,176
Net IBNR Reserves	3,789	3,992	705	455	8,941

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,582	$9,111	$1,334	$3,090	$19,117

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for Specialty, Commercial, International and Other Non-Core segments for the years ended December 31, 2014, 2013 and 2012.

Favorable net prior year development of $14 million, $9 million and $11 million was recorded in Life & Group Non-Core for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31, 2014	Specialty	Commercial	International	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(136)	$176	$(59)	$ (2)	$ (21)
Pretax (favorable) unfavorable premium development	(13)	(20)	2	(1)	(32)

Total pretax (favorable) unfavorable net prior year development	$(149)	$156	$(57)	$ (3)	$ (53)

Year Ended December 31, 2013

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(196)	$122	$(38)	$ (6)	$ (118)
Pretax (favorable) unfavorable premium development	(14)	(8)	(21)	1	(42)

Total pretax (favorable) unfavorable net prior year development	$(210)	$114	$(59)	$ (5)	$ (160)

Year Ended December 31, 2012

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(93)	$(25)	$(74)	$ (13)	$ (205)
Pretax (favorable) unfavorable premium development	(14)	(36)	3	1	(46)

Total pretax (favorable) unfavorable net prior year development	$(107)	$(61)	$(71)	$ (12)	$ (251)

Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium. Audits on policies usually occur in a period after the expiration date of the policy.

For the year ended December 31, 2013, favorable premium development for International is primarily due to a commutation recorded at Hardy.

Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the Specialty segment:

Year Ended December 31	2014	2013	2012

(In millions)

Medical professional liability	$39	$(27)	$(34)
Other professional liability and management liability	(87)	(73)	19
Surety	(82)	(74)	(63)
Warranty	(2)	(3)	(5)
Other	(4)	(19)	(10)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(136)	$(196)	$(93)

2014

Unfavorable development for medical professional liability was primarily related to increased frequency of large medical products liability class action lawsuits in accident years 2012 and prior and increased frequency of other large medical professional liability losses in accident years 2011 through 2013.

Overall, favorable development for other professional liability and management liability was related to better than expected severity in accident years 2008 through 2011, including favorable outcomes on individual large claims. Additional favorable development related to lower than expected frequency in accident years 2011 through 2013. Unfavorable development was recorded due to higher than expected severity in financial institution and professional service coverages in accident years 2009 through 2011.

Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2012 and prior.

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

Other includes standard property and casualty coverages provided to Specialty customers. Favorable development for other coverages was primarily due to better than expected loss emergence in property coverages primarily in accident years 2010 and subsequent.

2012

Favorable development for medical professional liability was primarily due to better than expected loss emergence in accident years 2008 and prior.

Overall, unfavorable development for other professional liability and management liability was primarily due to increased frequency and severity in CNA’s lawyer coverages in accident years 2008 through 2011, a large claim settlement in 2005 related to lawyers and increased frequency of large claims in public company directors and officers coverages related to the financial crisis in accident year 2011. Favorable development was recorded primarily due to better than expected loss emergence in accident years 2003 through 2009.

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

Commercial

The following table and discussion provide further detail of the development recorded for the Commercial segment:

Year Ended December 31	2014	2013	2012

(In millions)

Commercial auto	$31	$18	$25
General liability	45	64	(66)
Workers’ compensation	139	91	15
Property and other	(39)	(51)	1

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$176	$122	$(25)

2014

Unfavorable development for commercial auto was primarily related to higher than expected frequency in accident years 2012 and 2013 and higher than expected severity for liability coverages in accident years 2010 through 2013. Favorable development was recorded related to fewer large claims than expected in accident years 2008 and 2009.

Overall, unfavorable development for general liability was primarily related to higher than expected severity in accident years 2010 through 2013. Favorable development was recorded primarily related to lower than expected frequency of large losses in accident years 2005 through 2009.

Overall, unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and prior, higher than expected severity related to Defense Base Act (“DBA”) contractors in accident years 2010 through 2013 and the recognition of losses related to favorable premium development in accident year 2013. Favorable development of $26 million was recorded in accident years 1996 and prior related to the commutation of a workers’ compensation reinsurance pool.

Favorable development for property and other first party coverages was recorded in accident years 2013 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.

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

International

The following table and discussion provide further detail of the development recorded for the International segment:

Year Ended December 31	2014	2013	2012

(In millions)

Medical professional liability	$(7)	$(7)	$1
Other professional liability	(26)	(30)	(41)
Liability	(13)	(8)	(2)
Property & marine	(14)	13	(30)
Other	(9)	(17)	(2)
Commutations	10	11

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(59)	$(38)	$(74)

2014

Overall, favorable development for other professional liability was primarily related to better than expected severity in accident years 2012 and prior. Unfavorable development was recorded in accident year 2008 due to financial crisis claims.

Favorable development for liability was primarily related to better than expected frequency and severity in accident years 2009 and subsequent.

Favorable development for property and marine coverages primarily related to better than expected frequency of large claims in accident years 2012 and prior.

Favorable development for other coverages was a result of better than expected frequency in Hardy, primarily in financial institution coverages.

Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years. Overall the commutations increased net operating income because of the release of the related allowance for uncollectible reinsurance.

2013

Overall, favorable development for other professional liability was primarily related to better than expected severity in accident years 2011 and prior. Unfavorable development was recorded related to higher than expected severity in accident year 2012.

Overall, unfavorable development for property and marine coverages was primarily due to 2011 catastrophe events, including the Thailand floods and the New Zealand Lyttelton earthquake, and one large non-catastrophe claim. Favorable development was recorded related to better than expected severity in accident years 2008 through 2011.

Favorable development for other coverages was largely a result of better than expected severity in Hardy in accident year 2012.

The commutation of a third-party capital provider’s 15% participation in the 2012 year of account resulted in recognition of the 15% share of year of account premiums, losses and expenses.

2012

Favorable development for other professional liability was primarily related to better than expected severity in accident years 2007 and prior.

Favorable development for property and marine coverages related to better than expected severity in accident years 2011 and prior.

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

The following table displays the impact of the Loss Portfolio Transfer on the Consolidated Statements of Income.

Year Ended December 31	2014	2013	2012

(In millions)

Net A&EP adverse development before consideration of LPT	$-	$363	$261
Provision for uncollectible third party reinsurance on A&EP		140

Additional amounts ceded under LPT	-	503	261
Retroactive reinsurance benefit recognized	(13)	(314)	(261)

Pretax impact of unrecognized deferred retroactive reinsurance benefit	$(13)	$189	$-

During 2013 and 2012, unfavorable development was recorded for accident years 2000 and prior related to A&EP claims due to an increase in ultimate claim severity and higher than anticipated claim reporting, as well as increased defense costs. Additionally, in 2013 CNA recognized a provision for uncollectible third party reinsurance which increased the expected recovery from NICO. The fourth quarter 2014 A&EP reserve review was not completed. Additional information and analysis on inuring third party reinsurance recoveries are needed to finalize the review. CNA expects to complete the review in the first half of 2015.

In the fourth quarter of 2013, the cumulative amounts ceded under the Loss Portfolio Transfer of $2.5 billion exceeded the $2.2 billion consideration paid, resulting in a $189 million deferred retroactive reinsurance gain in Insurance claims and policyholders’ benefits on the Consolidated Statements of Income. This deferred benefit is recognized in earnings in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract. In 2014, $13 million of the deferred retroactive reinsurance benefit was recognized and the remaining unrecognized benefit at December 31, 2014 was $176 million.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account at December 31, 2014 was $3.4 billion. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to CNA’s A&EP claims.

Note 10. Leases

Leases cover office facilities, machinery and computer equipment. The Company’s hotels in some instances are constructed on leased land. Rent expense amounted to $94 million, $83 million and $86 million for the years ended December 31, 2014, 2013 and 2012. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease

Year Ended December 31	Payments	Receipts

(In millions)

2015	$59	$5
2016	57	4
2017	52	4
2018	45	3
2019	41	2
Thereafter	238	7

Total	$492	$25

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

For 2012 through 2014, the Internal Revenue Service (“IRS”) has accepted the Company into the Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position and cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2010.

Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal, various state and foreign jurisdictions. Tax years that remain subject to examination by the various other jurisdictions include years 2008 to 2014.

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Income tax expense (benefit):
Federal:
Current	$370	$705	$180
Deferred	(23)	(232)	199
State and city:
Current	12	19	19
Deferred	6	1	5
Foreign	92	163	110

Total	$457	$656	$513

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Income before income tax:
U.S.	$1,499	$1,945	$1,534
Foreign	311	332	488

Total	$1,810	$2,277	$2,022

Income tax expense at statutory rate	$633	$797	$708
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(121)	(99)	(86)
Foreign related tax differential	(48)	(117)	(152)
Amortization of deferred charges associated with intercompany rig sales to other tax jurisdictions	44	31	31
Taxes related to domestic affiliate	14	19	25
Partnership earnings not subject to taxes	(39)	(38)	(43)
Unrecognized tax benefit (expense)	(42)	66	6
Other (a)	16	(3)	24

Income tax expense	$457	$656	$513

(a)	Includes state and local taxes, retroactive tax law changes, adjustments to prior year estimates and other non-deductible expenses.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Balance at January 1	$91	$67	$63
Additions based on tax positions related to the current year	6	2	4
Additions for tax positions related to a prior year		31	5
Reductions for tax positions related to a prior year	(35)	(7)	(5)
Lapse of statute of limitations	(5)	(2)

Balance at December 31	$57	$91	$67

At December 31, 2014, 2013 and 2012, $51 million, $76 million and $48 million of unrecognized tax benefits related to Diamond Offshore would affect the effective tax rate if recognized.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense on the Consolidated Statements of Income. Interest amounts recorded by the Company were insignificant for the years ended December 31, 2014, 2013 and 2012. The Company recorded income tax benefit of $22 million and $1 million for the years ended December 31, 2014 and 2012 and income tax expense of $38 million for the year ended December 31, 2013 related to penalties.

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

During the second quarter of 2014, the Appeals Committee in Egypt issued a decision regarding one remaining open item for the years 2006 to 2008. Diamond Offshore has filed an objection with the Egyptian courts and continues to dispute the matter, believing that its position will, more likely than not, be sustained. However, if Diamond Offshore’s position is not sustained, tax expense and related penalties would increase by approximately $50 million related to this issue for the 2006 through 2008 tax years as of December 31, 2014.

In July of 2014, the United Kingdom Finance Act (“Finance Act”) was enacted, with an effective date retroactive to April 1, 2014. Certain provisions of the Finance Act will limit the amount of tax deductions available with respect to rigs operating in the United Kingdom (“U.K.”) under bareboat charter arrangements, which has caused Diamond Offshore’s tax expense for the full year of 2014 to increase by approximately $22 million.

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

The following table summarizes deferred tax assets and liabilities:

December 31	2014	2013

(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$265	$289
Unearned premium reserves	187	178
Receivables	37	53
Employee benefits	432	312
Life settlement contracts	46	46
Deferred retroactive reinsurance benefit	61	66
Net operating loss carryforwards	321	42
Tax credit carryforwards	93	27
Basis differential in investment in subsidiary	21	23
Discontinued operations		518
Other	161	200

Deferred tax assets	1,624	1,754

Deferred tax liabilities:
Deferred acquisition costs	(226)	(232)
Net unrealized gains	(469)	(361)
Property, plant and equipment	(1,132)	(1,076)
Basis differential in investment in subsidiary	(472)	(564)
Other liabilities	(204)	(198)

Deferred tax liabilities	(2,503)	(2,431)

Net deferred tax liability (a)	$(879)	$(677)

(a)	Includes $14 million and $39 million of deferred tax assets reflected in Other assets in our Consolidated Balance Sheets at December 31, 2014 and 2013.

Federal net operating loss carryforwards of $281 million expire in 2034 and $28 million of net operating loss carryforwards in foreign tax jurisdictions can be carried forward indefinitely. Federal tax credit carryforwards of $47 million have indefinite lives and $46 million of foreign tax credit carryforwards expire in 2024.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The act extended, through 2013, several expired or expiring temporary business provisions, commonly referred to as “extenders,” which were retroactively extended to the beginning of 2012. As required by GAAP, the effects of new legislation are recognized when signed into law. The Company reduced 2013 tax expense by $28 million as a result of recognizing the 2012 effect of the extenders.

Note 12.  Debt

December 31	2014	2013

(In millions)

Loews Corporation (Parent Company):
Senior:
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400)	$400	$400
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized, $549)		549
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)	350	350
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.4% notes due 2019 (effective interest rate of 7.5%) (authorized, $350)	350	350
5.9% notes due 2020 (effective interest rate of 6.0%) (authorized, $500)	500	500
5.8% notes due 2021 (effective interest rate of 5.9%) (authorized, $400)	400	400
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550
Variable rate note due 2036 (effective interest rate of 3.5%)	30	30
Capital lease obligation	2
Diamond Offshore:
Senior:
5.2% notes due 2014 (effective interest rate of 5.2%) (authorized, $250)		250
4.9% notes due 2015 (effective interest rate of 5.0%) (authorized, $250)	250	250
5.9% notes due 2019 (effective interest rate of 6.0%) (authorized, $500)	500	500
3.5% notes due 2023 (effective interest rate of 3.6%) (authorized, $250)	250	250
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized, $500)	500	500
4.9% notes due 2043 (effective interest rate of 5.0%) (authorized, $750)	750	750
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2017 (effective interest rate of 1.5% and 1.3%)	120	175
Variable rate term loan due 2017 (effective interest rate of 1.9%)	200	225
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250)	250	250
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275)	275	275
5.9% notes due 2016 (effective interest rate of 6.0%) (authorized, $250)	250	250
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300)	300	300
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275)	275	275
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)	185	185
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $350)	350	350
4.5% notes due 2021 (effective interest rate of 5.0%) (authorized, $440)	440	440
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)	300	300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $350)	350
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Capital lease obligation	10	10
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.1% and 3.9%)	506	202

	10,736	10,409
Less unamortized discount	68	65

Debt	$10,668	$10,344

December 31, 2014	Principal	Unamortized Discount	Net	Short Term Debt	Long Term Debt

(In millions)

Loews Corporation	$1,700	$20	$1,680		$1,680
CNA Financial	2,575	14	2,561		2,561
Diamond Offshore	2,250	19	2,231	$250	1,981
Boardwalk Pipeline	3,705	15	3,690		3,690
Loews Hotels	506		506	85	421

Total	$10,736	$68	$10,668	$335	$10,333

At December 31, 2014, the aggregate of long term debt maturing in each of the next five years is approximately as follows: $335 million in 2015, $1.0 billion in 2016, $1.5 billion in 2017, $368 million in 2018, $1.5 billion in 2019 and $6.0 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.

CNA Financial

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $16 million of FHLBC stock as of December 31, 2014, giving it access to approximately $330 million of additional liquidity. As of December 31, 2014, CNA has no outstanding borrowings from the FHLBC.

In February of 2014, CNA completed a public offering of $550 million aggregate principal amount of 4.0% senior notes due May 15, 2024 and in December of 2014, used the proceeds to repay at maturity the entire $549 million principal amount of its 5.9% senior notes.

CNA has a $250 million revolving credit agreement. The credit agreement, which matures on April 19, 2016, bears interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At CNA’s election the commitments under the unsecured credit facility may be increased from time to time up to an additional aggregate amount of $100 million. As of December 31, 2014, there were no borrowings under the credit facility and CNA was in compliance with all covenants.

Diamond Offshore

In September of 2014, Diamond Offshore repaid at maturity the entire $250 million principal amount of its 5.2% senior notes.

Diamond Offshore has a $1.5 billion revolving credit agreement with a maturity date of 2019. The credit agreement bears interest at Diamond Offshore’s option on either an alternate base rate or Eurodollar rate, as defined in the credit agreement, plus an applicable margin. As of December 31, 2014, there were no borrowings under the credit facility and Diamond Offshore was in compliance with all covenants.

Boardwalk Pipeline

In November of 2014, Boardwalk Pipeline issued $350 million in aggregate principal amount of 5.0% Senior Notes due December 15, 2024. In February of 2015, Boardwalk Pipeline used a portion of the net proceeds to retire all of the outstanding $275 million aggregate principal amount of 5.1% notes due 2015. Boardwalk Pipeline intends to refinance all of the outstanding $250 million aggregate principal amount of 4.6% notes due 2015 on a long term basis and will have sufficient available capacity under their revolving credit facility to extend the amount that would otherwise come due in less than one year. The Boardwalk Pipeline Senior Notes due in 2015 are included in Long term debt on the Consolidated Balance Sheets.

Boardwalk Pipeline has a revolving credit agreement with aggregate lending commitments of $1.0 billion. The credit agreement has a maturity date of April 27, 2017. As of December 31, 2014, Boardwalk Pipeline had $120 million of borrowings outstanding under the revolving credit facility with a weighted average interest rate on the borrowings of 1.5% and had no letters of credit issued. As of December 31, 2014, Boardwalk Pipeline was in compliance with all covenants under the credit facility and had available borrowing capacity of $880 million.

Loews Hotels

In August of 2014, Loews Hotels refinanced a $125 million 4.8% mortgage loan and entered into a new $300 million 4.1% mortgage loan due in September of 2024.

Note 13.  Shareholders’ Equity

Accumulated other comprehensive income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the years ended December 31, 2012, 2013 and 2014:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Discontinued Operations	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2012	$(57)	$929	$31	$(6)	$(621)	$108	$384
Other comprehensive income (loss) before reclassifications, after tax of $(54), $(151), $(16), $(1), $76 and $0	102	281	28	(2)	(145)	39	303
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $10, $(31), $21, $(1), $(8) and $0	(18)	58	(39)	5	13		19

Other comprehensive income (loss)	84	339	(11)	3	(132)	39	322
Issuance of equity securities by subsidiary					5		5
Amounts attributable to noncontrolling interests	(9)	(35)		(1)	16	(4)	(33)

Balance, December 31, 2012	18	1,233	20	(4)	(732)	143	678
Other comprehensive income (loss) before reclassifications, after tax of $(3), $354, $3, $4, $(165) and $0	6	(658)	(6)	(6)	307	(11)	(368)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $10, $10, $(2), $(12) and $0		(21)	(17)	6	22		(10)

Other comprehensive income (loss)	6	(679)	(23)	-	329	(11)	(378)
Issuance of equity securities by subsidiary					2		2
Amounts attributable to noncontrolling interests	(1)	68			(31)	1	37

Balance, December 31, 2013	23	622	(3)	(4)	(432)	133	339
Sale of subsidiaries	(5)	(15)	20				-
Other comprehensive income (loss) before reclassifications, after tax of $(8), $(132), $(3), $1, $132 and $0	15	295	2	(2)	(244)	(94)	(28)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $10, $16, $0, $(7) and $0		(28)	(21)	(1)	9		(41)

Other comprehensive income (loss)	15	267	(19)	(3)	(235)	(94)	(69)
Amounts attributable to noncontrolling interests	(1)	(28)	2	1	26	10	10

Balance, December 31, 2014	$32	$846	$-	$(6)	$(641)	$49	$280

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) and cash flow hedges related to discontinued operations	Discontinued operations, net
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Common Stock Dividends

Dividends of $0.25 per share on the Company’s common stock were declared and paid in 2014, 2013 and 2012.

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

Subsidiary Equity Transactions

Diamond Offshore repurchased 1.9 million shares of its outstanding common stock at an aggregate cost of $88 million during 2014. Loews purchased 1.9 million shares of Diamond Offshore common stock at an aggregate cost of $61 million during 2014. The Company’s percentage ownership interest in Diamond Offshore increased as a result of these transactions, from 50.4% to 52.5%. The purchase price of the shares exceeded the Company’s carrying value, resulting in a decrease to Additional paid-in capital of $1 million.

Treasury Stock

The Company repurchased 14.6 million, 4.9 million and 5.6 million shares of Loews common stock at aggregate costs of $622 million, $218 million and $222 million during the years ended December 31, 2014, 2013 and 2012. Upon retirement, treasury stock is eliminated through a reduction to common stock, APIC and retained earnings.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Department, are determined based on statutory net income and surplus as well as timing of dividends paid in the preceding twelve months. Ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2014, CCC is in a positive earned surplus position, enabling CCC to pay approximately $466 million of dividend payments during 2015 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows:

	Statutory Capital and Surplus		Statutory Net Income

	December 31		Year Ended December 31

	2014 (a)	2013 (b)	2014 (a)	2013	2012

(In millions)

Combined Continental Casualty Companies	$11,155	$11,137	$914	$913	$391
Life company	-	597	37	48	44

(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.
(b)	Represents the combined statutory surplus of CCC and its subsidiaries, including the life company.

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

The statutory capital and surplus presented above for CCC was approximately 270% and 265% of company action level RBC at December 31, 2014 and 2013. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CCC’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

The Hardy entities are not owned by CCC, therefore their regulatory capital is not included in the Statutory Capital and Surplus of the Combined Continental Casualty Companies presented in the table above. At December 31, 2014, Hardy’s capital requirement included $105 million of capital provided by CCC which is included in Combined Continental Casualty Companies’ Statutory Capital and Surplus above.

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

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits

December 31	2014	2013	2012	2014	2013	2012

Discount rate	3.7%	4.4%	3.6%	3.4%	4.2%	3.5%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5% to 7.8%	5.3%	5.3%	5.3%
Rate of compensation increase	3.5% to 5.5%	3.5% to 5.5%	3.5% to 5.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2014	2013	2012	2014	2013	2012

Discount rate	4.4%	3.9%	4.5%	4.0%	3.5%	4.4%
Expected long term rate of return on plan assets	7.5%	7.5% to 7.8%	7.5% to 8.0%	5.3%	5.3%	5.3%
Rate of compensation increase	3.5% to 5.5%	3.5% to 5.5%	4.0% to 5.5%

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

Assumed health care cost trend rates:

December 31	2014	2013	2012

Health care cost trend rate assumed for next year	4.0% to 8.0%	4.0% to 8.5%	4.0% to 8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2015-2021	2014-2022	2013-2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. An increase or decrease in the assumed health care cost trend rate of 1% in each year would not have a significant impact on the Company’s service and interest cost as of December 31, 2014. An increase of 1% in each year would increase the Company’s accumulated postretirement benefit obligation as of December 31, 2014 by $3 million and a decrease of 1% in each year would decrease the Company’s accumulated postretirement benefit obligation as of December 31, 2014 by $3 million.

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2014	2013	2012	2014	2013	2012

(In millions)

Service cost	$16	$22	$24	$1	$1	$1
Interest cost	149	136	151	4	4	5
Expected return on plan assets	(209)	(198)	(188)	(4)	(5)	(4)
Amortization of unrecognized net loss	30	54	47	1	1
Amortization of unrecognized prior service benefit	(1)			(18)	(25)	(25)
Settlement/Curtailment	86	5		(86)

Net periodic benefit cost	$71	$19	$34	$(102)	$(24)	$(23)

During 2014, CNA offered a limited-time lump sum settlement payment opportunity to the majority of the terminated vested participants of the CNA Retirement Plan. Settlement payments of $253 million were made from CNA Retirement Plan assets and an $84 million settlement charge was recorded by the Company in the fourth quarter of 2014 to recognize a portion of the unrecognized actuarial losses previously reflected in AOCI. This settlement charge is included in Other operating expenses in the Consolidated Statements of Income.

In the second quarter of 2014, CNA eliminated certain postretirement medical benefits associated with the CNA Health and Group Benefits Program. This change was a negative plan amendment which resulted in an $86 million curtailment gain reported in Other operating expenses in the Consolidated Statements of Income. In connection with the plan amendment, CNA remeasured the plan benefit obligation which resulted in a decrease to the discount rate used to determine the benefit obligation from 3.6% to 3.1%.

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits

	2014	2013	2014	2013

(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,336	$3,700	$101	$122
Service cost	16	22	1	1
Interest cost	149	136	4	4
Plan participants’ contributions			6	6
Amendments/Curtailments	(4)	(13)	(7)	(2)
Actuarial (gain) loss	402	(313)	7	(13)
Benefits paid from plan assets	(178)	(178)	(15)	(17)
Settlements	(268)	(19)
Foreign exchange	(7)	1

Benefit obligation at December 31	3,446	3,336	97	101

Change in plan assets:

Fair value of plan assets at January 1	2,914	2,672	81	87
Actual return on plan assets	233	340	9	(2)
Company contributions	19	98	6	7
Plan participants’ contributions			6	6
Benefits paid from plan assets	(178)	(178)	(15)	(17)
Settlements	(268)	(19)
Foreign exchange	(7)	1

Fair value of plan assets at December 31	2,713	2,914	87	81

Funded status	$(733)	$(422)	$(10)	$(20)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$9	$9	$32	$31
Other liabilities	(742)	(431)	(42)	(51)

Net amount recognized	$(733)	$(422)	$(10)	$(20)

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit	$(5)	$(6)	$(19)	$(117)
Net actuarial loss	1,090	831	18	18

Net amount recognized	$1,085	$825	$(1)	$(99)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$3,336	$3,229
Accumulated benefit obligation	3,262	3,160	$42	$51
Fair value of plan assets	2,713	2,914

The accumulated benefit obligation for all defined benefit pension plans was $3.4 billion and $3.3 billion at December 31, 2014 and 2013.

The Company employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize the Company’s expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2014, the Company had committed $115 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated amounts to be recognized from AOCI into net periodic cost (benefit) during 2015.

	Pension Benefits	Other Postretirement Benefits

(In millions)

Amortization of net actuarial loss	$45	$ 1
Amortization of prior service credit	(1)	(10)

Total estimated amounts to be recognized	$44	$ (9)

The table below presents the estimated future minimum benefit payments at December 31, 2014.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits

(In millions)

2015	$217	$ 9
2016	212	8
2017	211	8
2018	217	8
2019	219	7
2020 - 2024	1,100	30

In 2015, it is expected that contributions of approximately $17 million will be made to pension plans and $5 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2014	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$463	$15	$478
States, municipalities and political subdivisions		80		80
Asset-backed		216		216
U.S. Treasury and obligations of government-sponsored enterprises	$25			25

Total fixed maturities	25	759	15	799
Equity securities	432	118		550
Short term investments	58	101		159
Fixed income mutual funds	99			99
Limited partnerships:
Hedge funds		619	333	952
Private equity			123	123

Total limited partnerships	-	619	456	1,075
Other assets	1	30		31

Total	$615	$1,627	$471	$2,713

December 31, 2013

Fixed maturity securities:
Corporate and other bonds		$505	$15	$520
States, municipalities and political subdivisions		73		73
Asset-backed		254		254

Total fixed maturities	$-	832	15	847
Equity securities	527	117	8	652
Short term investments	49	49		98
Fixed income mutual funds	100			100
Limited partnerships:
Hedge funds		705	352	1,057
Private equity			125	125

Total limited partnerships	-	705	477	1,182
Other assets		35		35

Total	$676	$1,738	$500	$2,914

The limited partnership investments are recorded at fair value, which represents the plans’ share of the net asset value of each partnership. The share of the net asset value of each partnership is determined by the General Partner and is based upon the fair value of the underlying investments, which are valued using varying market approaches. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 58% are equity related, 37% pursue a multi-strategy approach and 5% are focused on distressed investments at December 31, 2014.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

The tables below present reconciliations for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

		Actual Return on Assets		Net Purchases, Sales, and Settlements	Net Transfers In (Out) of Level 3	Balance at December 31,
2014	Balance at January 1,	Still Held at December 31,	Sold During the Year

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 15					$ 15
Equity securities	8			$ (8)
Limited partnerships:
Hedge funds	352	$ 21		(40)		333
Private equity	125	19	$ 1	(22)		123

Total limited partnerships	477	40	1	(62)	$ -	456

Total	$ 500	$ 40	$ 1	$ (70)	$ -	$ 471

2013

Fixed maturity securities:
Corporate and other bonds	$ 11	$ (1)		$ 5		$ 15
Equity securities	5	3				8
Limited partnerships:
Hedge funds	391	62		(85)	$ (16)	352
Private equity	69	2	$ (1)	55		125

Total limited partnerships	460	64	(1)	(30)	(16)	477
Investment contracts with insurance company	10			(10)		-

Total	$ 486	$ 66	$ (1)	$ (35)	$ (16)	$ 500

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2014	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$18		$18
States, municipalities and political subdivisions		43		43
Asset-backed		20		20

Total fixed maturities	$-	81	$-	81
Short term investments	3			3
Fixed income mutual funds	3			3

Total	$6	$81	$-	$87

December 31, 2013

Fixed maturity securities:
Corporate and other bonds		$17		$17
States, municipalities and political subdivisions		38		38
Asset-backed		20		20

Total fixed maturities	$-	75	$-	75
Short term investments	3			3
Fixed income mutual funds	3			3

Total	$6	$75	$-	$81

There were no Level 3 assets at December 31, 2014 and 2013.

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $125 million, $120 million and $113 million for the years ended December 31, 2014, 2013 and 2012.

Stock Option Plans – In 2012, shareholders approved the amended and restated Loews Corporation 2000 Stock Option Plan (the “Loews Plan”). The aggregate number of shares of Loews common stock for which options or SARs may be granted under the Loews Plan is 18,000,000 shares, and the maximum number of shares of Loews common stock with respect to which options or SARs may be granted to any individual in any calendar year is 1,200,000 shares. The exercise price per share may not be less than the fair market value of the common stock on the date of grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2014		2013

	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price

Awards outstanding, January 1	6,476,391	$38.497	6,535,150	$36.963
Granted	910,375	43.839	903,975	44.408
Exercised	(392,519)	24.670	(871,155)	32.542
Canceled	(85,469)	45.117	(91,579)	43.975

Awards outstanding, December 31	6,908,778	39.905	6,476,391	38.497

Awards exercisable, December 31	4,924,249	$38.742	4,496,245	$37.282

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Loews Plan at December 31, 2014:

	Awards Outstanding			Awards Exercisable

Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$20.01-30.00	584,200	2.71	$25.207	584,200	$25.207
30.01-40.00	2,674,903	4.70	36.874	2,284,666	36.567
40.01-50.00	3,468,850	6.39	44.135	1,874,558	44.419
50.01-60.00	180,825	2.05	51.080	180,825	51.080

In 2014, the Company awarded SARs totaling 910,375 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2014 was 6,621,522 shares. There were 6,099,228 shares and 6,838,923 shares available for grant as of December 31, 2014 and 2013.

The weighted average remaining contractual terms of awards outstanding and exercisable as of December 31, 2014, were 5.3 years and 4.2 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2014 were $24 million and $23 million. The total intrinsic value of awards exercised was $8 million, $11 million and $18 million for the years ended 2014, 2013 and 2012. The total fair value of shares vested was $7 million, $7 million and $11 million for the years ended 2014, 2013 and 2012.

The Company recorded stock-based compensation expense of $6 million, $7 million and $8 million related to the Loews Plan for the years ended December 31, 2014, 2013 and 2012. The related income tax benefits recognized were $2 million, $2 million and $3 million. At December 31, 2014, the compensation cost related to nonvested awards not yet recognized was $9 million, and the weighted average period over which it is expected to be recognized is 2.4 years.

The fair value of granted options and SARs for the Loews Plan were estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31	2014	2013	2012

Expected dividend yield	0.6%	0.6%	0.6%
Expected volatility	16.9%	16.3%	19.0%
Weighted average risk-free interest rate	1.7%	1.1%	0.8%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$7.41	$6.75	$6.53

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

The following table summarizes the amounts receivable from reinsurers:

December 31	2014	2013

(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,344	$4,972
Ceded future policy benefits	185	733
Ceded policyholders’ funds		35
Reinsurance receivables related to paid losses	213	348

Reinsurance receivables	4,742	6,088
Less allowance for doubtful accounts	48	71

Reinsurance receivables, net of allowance for doubtful accounts	$4,694	$6,017

CNA has established an allowance for doubtful accounts on reinsurance receivables. CNA reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced related to write-offs of reinsurance receivable balances.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.4 billion and $3.9 billion at December 31, 2014 and 2013.

CNA’s largest recoverables from a single reinsurer at December 31, 2014, including ceded unearned premium reserves were approximately $2.6 billion from subsidiaries of Berkshire Hathaway Group, $244 million from subsidiaries of the Hartford Insurance Group and $185 million from subsidiaries of Wilton Re. The recoverable from the Berkshire Hathaway Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note 9.

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net	Assumed/ Net %

(In millions)

Year Ended December 31, 2014

Property and casualty	$9,452	$277	$3,073	$6,656	4.2%
Accident and health	508	48		556	8.6

Earned premiums	$9,960	$325	$3,073	$7,212	4.5%

Year Ended December 31, 2013

Property and casualty	$9,063	$258	$2,609	$6,712	3.8%
Accident and health	511	48		559	8.6

Earned premiums	$9,574	$306	$2,609	$7,271	4.2%

Year Ended December 31, 2012

Property and casualty	$8,354	$197	$2,229	$6,322	3.1%
Accident and health	512	47		559	8.4

Earned premiums	$8,866	$244	$2,229	$6,881	3.5%

Included in the direct and ceded earned premiums for the years ended December 31, 2014, 2013 and 2012 are $2.6 billion, $2.2 billion and $1.8 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Accident and health premiums are from long duration contracts; property and casualty premiums are from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $1.4 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2014, 2013 and 2012, including $1.5 billion, $712 million and $814 million related to the significant third party captive program discussed above. Reinsurance recoveries in 2014 were unfavorably affected by the commutation of a workers’ compensation reinsurance pool.

Note 17.  Quarterly Financial Data (Unaudited)

2014 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

(In millions, except per share data)

Total revenues	$3,521	$3,523	$3,593	$3,688

Income from continuing operations	215	179	303	265
Per share-basic	0.58	0.47	0.79	0.68
Per share-diluted	0.57	0.47	0.79	0.68

Discontinued operations, net	(7)	29	(187)	(206)
Per share-basic and diluted	(0.02)	0.08	(0.49)	(0.53)

Net income	208	208	116	59
Per share-basic	0.56	0.55	0.30	0.15
Per share-diluted	0.55	0.55	0.30	0.15

2013 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

Total revenues	$3,782	$3,597	$3,616	$3,618

Income from continuing operations (a)	248	318	261	322
Per share-basic and diluted	0.64	0.82	0.67	0.82

Discontinued operations, net (b)	(446)	(36)	8	(80)
Per share-basic and diluted	(1.15)	(0.09)	0.02	(0.20)

Net income (loss)	(198)	282	269	242
Per share-basic and diluted	(0.51)	0.73	0.69	0.62

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)

Income from continuing operations for the fourth quarter of 2013 includes the impact of a $111 million deferred gain under retroactive reinsurance accounting at CNA and a $16 million goodwill impairment charge at Boardwalk Pipeline.

(b)

Discontinued operations, net for the fourth quarter of 2013 includes a ceiling test impairment charge of $52 million at HighMount related to the carrying value of its natural gas and oil properties and a $382 million goodwill impairment charge.

Note 18.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

Note 19.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements may include provisions that survive indefinitely. As of December 31, 2014, the aggregate amount of quantifiable guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans was $375 million and $324 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2014, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In the normal course of business, CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.9 billion at December 31, 2014. CNA does not believe a payable is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Diamond Offshore

Diamond Offshore is financially obligated under a contract with Hyundai Heavy Industries, Co. Ltd. (“Hyundai”) for the construction of a dynamically positioned, harsh environment semisubmersible drilling rig, with expected delivery in the first quarter of 2016. The total cost of the rig including shipyard costs, customer-requested equipment, capital spares, commissioning, project management and shipyard supervision is estimated to be $764 million. The remaining contractual payment of $440 million is due upon delivery of the rig.

Diamond Offshore is financially obligated under a contract with Hyundai for the construction of an ultra-deepwater drillship, with expected delivery in the first quarter of 2015. The total cost of the drillship including shipyard costs, commissioning, capital spares and project management costs is estimated to be $655 million. The remaining contractual payment of $395 million is due upon delivery of the rig.

In July of 2014, Diamond Offshore was notified by Petróleo Brasileiro S.A., (“Petrobras”) that it is challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009. If Petrobras is ultimately assessed such withholding taxes, it will seek reimbursement from Diamond Offshore for the portion allocable to its drilling rigs. Diamond Offshore disputes any basis for Petrobras to obtain such reimbursement and has notified Petrobras of its position and intends to pursue all legal remedies available to defend any reimbursement claims against it vigorously. Diamond Offshore is currently unable to estimate the range of loss, if any, that it would incur if Petrobras is ultimately assessed such taxes and if it is determined that Petrobras is entitled to obtain reimbursement from Diamond Offshore. However, if Diamond Offshore’s position is not sustained, the amount of such reimbursement could have a material adverse effect on its financial condition and the Company’s results of operations and cash flows.

Note 20.  Discontinued Operations

As discussed in Note 2, HighMount and the CAC business are classified and presented as discontinued operations.

The Consolidated Statements of Income include discontinued operations of HighMount as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Revenues:
Other revenue, primarily operating	$150	$259	$297

Total	150	259	297

Expenses:
Impairment of goodwill		584
Other operating expenses
Impairment of natural gas and oil properties	29	291	680
Operating	173	252	239
Interest	8	17	14

Total	210	1,144	933

Loss before income tax	(60)	(885)	(636)
Income tax benefit	4	311	229

Results of discontinued operations, net of income tax	(56)	(574)	(407)
Impairment loss, net of tax benefit of $62	(138)

Loss from discontinued operations	$(194)	$(574)	$(407)

In 2014, 2013 and 2012, HighMount recorded ceiling test impairment charges of $29 million, $291 million and $680 million ($19 million, $186 million and $433 million after tax) related to the carrying value of its natural gas and oil properties. The 2014 write-down was primarily attributable to insufficient reserve additions from recent exploration activities due to variability in well performance where HighMount was testing different horizontal target zones and hydraulic fracture designs. The 2013 write-downs were primarily attributable to negative reserve revisions due to variability in well performance where HighMount was testing different horizontal target zones and hydraulic fracture designs and due to reduced average NGL prices used in the ceiling test calculations. The write-downs in 2012 were the result of significant declines in natural gas and NGL prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $29 million, $301 million and $737 million ($18 million, $192 million and $469 million after tax) for the years ended December 31, 2014, 2013 and 2012.

Recognition of a ceiling test impairment charge was considered a triggering event for purposes of assessing any potential impairment of goodwill at HighMount under a two-step process. The first step compared HighMount’s estimated fair value to its carrying value. Due to the continued low market prices for natural gas and NGLs, the history of quarterly ceiling test write-downs during 2012 and 2013 and the then potential for future impairments, and negative reserve revisions recognized during 2013, HighMount reassessed its goodwill impairment analysis. To determine fair value, HighMount used a market approach which required significant estimates and assumptions and utilized significant unobservable inputs, representing a Level 3 fair value measurement. These estimates and assumptions primarily included, but were not limited to, earnings before interest, tax, depreciation and amortization, production and reserves, control premium, discount rates and required capital expenditures. These valuation techniques were based on analysis of comparable public companies, adjusted for HighMount’s growth profile. In the first step, HighMount determined that its carrying value exceeded its fair value requiring HighMount to perform the second step and to estimate the fair value of its assets and liabilities. The carrying value of goodwill was limited to the amount that HighMount’s estimated fair value exceeded the fair value of assets and liabilities. As a result, HighMount recorded a goodwill impairment charge of $584 million ($382 million after tax) for the year ended December 31, 2013, consisting of all of its remaining goodwill.

The Consolidated Statements of Income include discontinued operations of the CAC business as follows:

Year Ended December 31	2014	2013	2012

(In millions)

Revenues:
Net investment income	$94	$168	$172
Investment gains	3	11	9
Other revenues		2	2

Total	97	181	183

Expenses:
Insurance claims and policyholders’ benefits	75	141	167
Other operating expenses	2	3	3

Total	77	144	170

Income before income tax	20	37	13
Income tax expense	(6)	(15)	(5)

Results of discontinued operations, net of income tax	14	22	8
Loss on sale, net of tax benefit of $40	(211)
Amounts attributable to noncontrolling interests	20	(2)	(1)

Income (loss) from discontinued operations	$(177)	$20	$7

The following table presents the assets and liabilities of HighMount reported as discontinued operations as follows:

December 31, 2013	HighMount	Eliminations	Total

(In millions)

Assets:

Investments, including cash	$29		$29
Receivables	143	$(120)	23
Property, plant and equipment	974		974
Deferred income taxes	517	(517)	-
Other assets	15		15

Total assets of discontinued operations	$1,678	$(637)	$1,041

Liabilities:

Short term debt	$21		$21
Long term debt	481		481
Other liabilities	130		130

Total liabilities of discontinued operations	$632	$-	$632

Note 21.  Business Segments

The Company’s reportable segments are primarily based on its individual operating subsidiaries. Each of the principal operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA, are included in the Corporate and other segment. The Company revised its CNA related segments in the fourth quarter of 2014 as a result of realigned management responsibilities at CNA. Results of CNA Europe and Canada that were previously included in the Specialty and Commercial segments and results of Hardy that were previously included in the Other Non-Core segment are now included in the International segment. Prior period segment disclosures have been conformed to the current year presentation. The new segment structure reflects the way management currently reviews results and makes business decisions.

CNA’s results are reported in four business segments: Specialty, Commercial, International and Other Non-Core. Specialty provides a broad array of professional, financial and specialty property and casualty products and services, through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s marketplace. Other Non-Core primarily includes the results of CNA’s individual and group long term care businesses that are in run-off and also includes corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP.

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 38 drilling rigs, excluding three mid-water rigs that Diamond Offshore plans to retire and scrap and including two newbuild rigs which are under construction. On December 31, 2014, Diamond Offshore’s drilling rigs were located offshore eight countries in addition to the United States.

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

The HighMount and CAC businesses are reported as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012. See Notes 2 and 20 for further discussion of discontinued operations.

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Year Ended December 31	2014	2013	2012

(In millions)

Revenues (a):

CNA Financial:
Property and Casualty:
Specialty	$3,708	$3,676	$3,522
Commercial	3,683	3,984	3,869
International	973	981	712
Other Non-Core	1,328	1,291	1,261

Total CNA Financial	9,692	9,932	9,364
Diamond Offshore	2,825	2,926	3,072
Boardwalk Pipeline	1,236	1,232	1,187
Loews Hotels	475	380	397
Corporate and other	97	143	52

Total	$14,325	$14,613	$14,072

Income (loss) before income tax and noncontrolling interests (a)(b):

CNA Financial:
Property and Casualty:
Specialty	$967	$1,005	$715
Commercial	477	662	399
International	102	117	98
Other Non-Core	(331)	(501)	(345)

Total CNA Financial	1,215	1,283	867
Diamond Offshore	514	774	917
Boardwalk Pipeline	140	241	304
Loews Hotels	21	(4)	14
Corporate and other	(80)	(17)	(80)

Total	$1,810	$2,277	$2,022

Net income (loss) (a)(b):

CNA Financial:
Property and Casualty:
Specialty	$578	$598	$425
Commercial	285	394	241
International	62	65	51
Other Non-Core	(123)	(230)	(154)

Total CNA Financial	802	827	563
Diamond Offshore	183	257	337
Boardwalk Pipeline	18	78	111
Loews Hotels	11	(3)	7
Corporate and other	(52)	(10)	(50)

Income from continuing operations	962	1,149	968
Discontinued operations, net	(371)	(554)	(400)

Total	$591	$595	$568

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

Year Ended December 31	2014	2013	2012

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
Property and Casualty:
Specialty	$15	$(5)	$18
Commercial	16	(15)	34
International	(1)	5	7
Other Non-Core	24	31	(8)

Total CNA Financial	54	16	51
Corporate and other			(3)

Total	$54	$16	$48

Net income (loss):

CNA Financial:
Property and Casualty:
Specialty	$9	$(2)	$10
Commercial	9	(9)	20
International	(1)	3	5
Other Non-Core	15	18	(5)

Total CNA Financial	32	10	30
Corporate and other			(2)

Total	$32	$10	$28

(b)	Income taxes and interest expense are as follows:

Year Ended December 31	2014		2013		2012

	Income Taxes	Interest Expense	Income Taxes	Interest Expense	Income Taxes	Interest Expense

CNA Financial:
Property and Casualty:
Specialty	$324		$340		$243
Commercial	159		223		131
International	34	$1	45	$1	42	$1
Other Non-Core	(195)	182	(245)	165	(174)	169

Total CNA Financial	322	183	363	166	242	170
Diamond Offshore	142	62	245	25	223	46
Boardwalk Pipeline	11	165	56	163	70	166
Loews Hotels	10	14	(1)	9	7	11
Corporate and other	(28)	74	(7)	62	(29)	33

Total	$457	$498	$656	$425	$513	$426

Note 22.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2014 and 2013, and consolidating statements of income information for the years ended December 31, 2014, 2013 and 2012. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt and assets and liabilities of discontinued operations of HighMount. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,262	$234		$75	$5,461		$52,032
Cash	190	16	$8	9	141		364
Receivables	7,097	490	128	29	82	$(56)	7,770
Property, plant and equipment	280	6,949	7,649	671	62		15,611
Deferred income taxes	222			2	374	(598)	-
Goodwill	117	20	237				374
Investments in capital stocks of subsidiaries					15,974	(15,974)	-
Other assets	778	307	304	206	7	14	1,616
Deferred acquisition costs of insurance subsidiaries	600						600

Total assets	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Liabilities and Equity:

Insurance reserves	$36,380						$36,380
Payable to brokers	117	$5			$551		673
Short term debt		250		$85			335
Long term debt	2,561	1,981	$3,690	421	1,680		10,333
Deferred income taxes	11	514	732	36		$(400)	893
Other liabilities	3,713	792	400	17	421	(240)	5,103

Total liabilities	42,782	3,542	4,822	559	2,652	(640)	53,717

Total shareholders’ equity	11,457	2,359	1,558	431	19,449	(15,974)	19,280
Noncontrolling interests	1,307	2,115	1,946	2			5,370

Total equity	12,764	4,474	3,504	433	19,449	(15,974)	24,650

Total liabilities and equity	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,107	$2,061		$43	$4,734		$52,945
Cash	195	36	$29	10	24		294
Receivables	8,666	498	97	28	74	$(25)	9,338
Property, plant and equipment	282	5,472	7,296	430	44		13,524
Deferred income taxes	244			3		(247)	-
Goodwill	119	20	215	3			357
Assets of discontinued operations					1,678	(637)	1,041
Investments in capital stocks of subsidiaries					17,264	(17,264)	-
Other assets	741	305	360	183	7	39	1,635
Deferred acquisition costs of insurance subsidiaries	624						624
Separate account business	181						181

Total assets	$57,159	$8,392	$7,997	$700	$23,825	$(18,134)	$79,939

Liabilities and Equity:

Insurance reserves	$38,394						$38,394
Payable to brokers	85	$1			$48		134
Short term debt	549	250		$20			819
Long term debt	2,011	2,230	$3,424	182	1,678		9,525
Deferred income taxes		516	689	41	195	$(725)	716
Liabilities of discontinued operations					632		632
Other liabilities	3,323	734	427	23	690	(565)	4,632
Separate account business	181						181

Total liabilities	44,543	3,731	4,540	266	3,243	(1,290)	55,033

Total shareholders’ equity	11,354	2,362	1,570	434	20,582	(16,844)	19,458
Noncontrolling interests	1,262	2,299	1,887				5,448

Total equity	12,616	4,661	3,457	434	20,582	(16,844)	24,906

Total liabilities and equity	$57,159	$8,392	$7,997	$700	$23,825	$(18,134)	$79,939

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$7,212						$7,212
Net investment income	2,067	$1	$1		$94		2,163
Intercompany interest and dividends					782	$(782)	-
Investment gains	54						54
Contract drilling revenues		2,737					2,737
Other revenues	359	87	1,235	$475	3		2,159

Total	9,692	2,825	1,236	475	879	(782)	14,325

Expenses:

Insurance claims and policyholders’ benefits	5,591						5,591
Amortization of deferred acquisition costs	1,317						1,317
Contract drilling expenses		1,524					1,524
Other operating expenses	1,386	725	931	440	103		3,585
Interest	183	62	165	14	74		498

Total	8,477	2,311	1,096	454	177	-	12,515

Income before income tax	1,215	514	140	21	702	(782)	1,810
Income tax (expense) benefit	(322)	(142)	(11)	(10)	28		(457)

Income from continuing operations	893	372	129	11	730	(782)	1,353
Discontinued operations, net	(197)				(194)		(391)

Net income	696	372	129	11	536	(782)	962
Amounts attributable to noncontrolling interests	(71)	(189)	(111)				(371)

Net income attributable to Loews Corporation	$625	$183	$18	$11	$536	$(782)	$591

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$7,271						$7,271
Net investment income	2,282	$1	$1		$141		2,425
Intercompany interest and dividends					736	$(736)	-
Investment gains	16						16
Contract drilling revenues		2,844					2,844
Other revenues	363	81	1,231	$380	2		2,057

Total	9,932	2,926	1,232	380	879	(736)	14,613

Expenses:

Insurance claims and policyholders’ benefits	5,806						5,806
Amortization of deferred acquisition costs	1,362						1,362
Contract drilling expenses		1,573					1,573
Other operating expenses	1,315	554	828	375	98		3,170
Interest	166	25	163	9	62		425

Total	8,649	2,152	991	384	160	-	12,336

Income (loss) before income tax	1,283	774	241	(4)	719	(736)	2,277
Income tax (expense) benefit	(363)	(245)	(56)	1	7		(656)

Income (loss) from continuing operations	920	529	185	(3)	726	(736)	1,621
Discontinued operations, net	22				(574)		(552)

Net income (loss)	942	529	185	(3)	152	(736)	1,069
Amounts attributable to noncontrolling interests	(95)	(272)	(107)				(474)

Net income (loss) attributable to Loews Corporation	$847	$257	$78	$(3)	$152	$(736)	$595

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2012	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$6,881						$6,881
Net investment income	2,110	$5		$1	$61		2,177
Intercompany interest and dividends					683	$(683)	-
Investment gains (losses)	51		$(3)				48
Contract drilling revenues		2,936					2,936
Other revenues	322	131	1,187	396	1	(7)	2,030

Total	9,364	3,072	1,184	397	745	(690)	14,072

Expenses:

Insurance claims and policyholders’ benefits	5,729						5,729
Amortization of deferred acquisition costs	1,274						1,274
Contract drilling expenses		1,537					1,537
Other operating expenses	1,324	572	717	372	106	(7)	3,084
Interest	170	46	166	11	40	(7)	426

Total	8,497	2,155	883	383	146	(14)	12,050

Income before income tax	867	917	301	14	599	(676)	2,022
Income tax (expense) benefit	(242)	(223)	(70)	(7)	29		(513)

Income from continuing operations	625	694	231	7	628	(676)	1,509
Discontinued operations, net	8				(407)		(399)

Net income	633	694	231	7	221	(676)	1,110
Amounts attributable to noncontrolling interests	(63)	(357)	(122)				(542)

Net income attributable to Loews Corporation	$570	$337	$109	$7	$221	$(676)	$568

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of December 31, 2014.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2014. The independent registered public accounting firm of the Company reported on the effectiveness of internal control over financial reporting as of December 31, 2014. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2014, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Page Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012	180

Schedule II–Valuation and qualifying accounts for the years ended December 31, 2014, 2013 and 2012	182

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012	183

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009	3.01

	By-Laws of the Registrant as amended through October 9, 2007, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q filed October 31, 2007	3.02

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

		10.02+

Description	Exhibit Number

Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed with the Commission on March 26, 2012	10.03+

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008	10.04

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and Andrew H. Tisch	10.05*+

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

10.08+

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and James S. Tisch	10.09*+

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

10.12+

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and Jonathan M. Tisch	10.13*+

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

10.16+

	Description	Exhibit Number

Form of Stock Option Certificate for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.17+

Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.18+

	Lease agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed August 4, 2009	10.19

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(100)	XBRL - Related Documents

	XBRL Instance Document	101.INS*

	XBRL Taxonomy Extension Schema	101.SCH*

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	XBRL Taxonomy Label Linkbase	101.LAB*

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

*Filed herewith.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 23, 2015	By	/s/ David B. Edelson
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 23, 2015	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 23, 2015	By	/s/ David B. Edelson
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Dated: February 23, 2015	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Vice President and
Chief Accounting Officer)

Dated: February 23, 2015	By	/s/ Lawrence S. Bacow
(Lawrence S. Bacow, Director)

Dated: February 23, 2015	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated: February 23, 2015	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated: February 23, 2015	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated: February 23, 2015	By	/s/ Jacob A. Frenkel
(Jacob A. Frenkel, Director)

Dated: February 23, 2015	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated: February 23, 2015	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated: February 23, 2015	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated: February 23, 2015	By	/s/ Ken Miller
(Ken Miller, Director)

Dated: February 23, 2015	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 23, 2015	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

Dated: February 23, 2015	By	/s/ Anthony Welters
(Anthony Welters, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION

BALANCE SHEETS

ASSETS

December 31	2014	2013

(In millions)

Current assets, principally investment in short term instruments	$3,959	$3,350
Investments in securities	1,439	1,330
Investments in capital stocks of subsidiaries, at equity	15,974	17,264
Other assets	585	33

Total assets	$21,957	$21,977

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$618	$91
Long term debt	1,680	1,678
Deferred income tax and other	379	750

Total liabilities	2,677	2,519
Shareholders’ equity	19,280	19,458

Total liabilities and shareholders’ equity	$21,957	$21,977

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31	2014	2013	2012

(In millions)

Revenues:
Equity in income of subsidiaries (a)	$1,034	$1,218	$1,053
Interest and other	92	83	51

Total	1,126	1,301	1,104

Expenses:
Administrative	97	91	101
Interest	74	62	40

Total	171	153	141

Income before income tax	955	1,148	963
Income tax benefit	7	1	5

Income from continuing operations	962	1,149	968
Discontinued operations, net	(371)	(554)	(400)

Net income	591	595	568
Equity in other comprehensive income (loss) of subsidiaries	(59)	(341)	289

Total comprehensive income	$532	$254	$857

SCHEDULE I

(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF CASH FLOWS

Year Ended December 31	2014	2013	2012

(In millions)

Operating Activities:
Net income	$591	$595	$568
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed losses of affiliates	95	58	14
Provision for deferred income taxes	(62)	(376)	67
Changes in operating assets and liabilities, net:
Receivables	(2)	(1)	2
Accounts payable and accrued liabilities	200	511	(42)
Trading securities	(269)	(787)	(396)
Other, net	(23)	(59)	(13)

	530	(59)	200

Investing Activities:
Investments in and advances to subsidiaries	130	(669)	262
Change in investments, primarily short term	7	111	(158)
Other	(2)	(3)	(10)

	135	(561)	94

Financing Activities:
Dividends paid	(95)	(97)	(99)
Issuance of common stock	6	5	13
Purchases of treasury shares	(622)	(228)	(212)
Issuance of debt		983
Other	2	1	4

	(709)	664	(294)

Net change in cash	(44)	44
Cash, beginning of year	44

Cash, end of year	$-	$44	$-

(a)	Cash dividends paid to the Company by affiliates amounted to $782, $736 and $676 for the years ended December 31, 2014, 2013 and 2012.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

(In millions)
	For the Year Ended December 31, 2014

Deducted from assets:
Allowance for doubtful accounts	$329	$-	$-	$212	$117

Total	$329	$-	$-	$212	$117

	For the Year Ended December 31, 2013

Deducted from assets:
Allowance for doubtful accounts	$213	$23	$140	$47	$329

Total	$213	$23	$140	$47	$329

	For the Year Ended December 31, 2012

Deducted from assets:
Allowance for doubtful accounts	$241	$1	$9	$38	$213

Total	$241	$1	$9	$38	$213

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31		2014	2013

(In millions)

Deferred acquisition costs		$600	$624
Reserves for unpaid claim and claim adjustment expenses		23,271	24,015
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)		1,578	1,586
Unearned premiums		3,592	3,718

Year Ended December 31	2014	2013	2012

(In millions)

Net written premiums	$7,088	$7,348	$6,964
Net earned premiums	7,212	7,271	6,881
Net investment income	2,031	2,240	2,074
Incurred claim and claim adjustment expenses related to current year	5,043	5,113	5,266
Incurred claim and claim adjustment expenses related to prior years	(39)	(115)	(180)
Amortization of deferred acquisition costs	1,317	1,362	1,274
Paid claim and claim adjustment expenses	5,297	5,566	5,257