Form 10-Q
period 2015-03-31
LOEWS CORP
filed 2015-05-05
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer X Accelerated filer Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Class	Outstanding at April 24, 2015
Common stock, $0.01 par value	371,377,009 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $36,997 and $37,469	$40,708	$40,885
Equity securities, cost of $672 and $733	644	728
Limited partnership investments	3,749	3,674
Other invested assets, primarily mortgage loans	732	731
Short term investments	6,359	6,014

Total investments	52,192	52,032
Cash	271	364
Receivables	8,157	7,770
Property, plant and equipment	15,376	15,611
Goodwill	371	374
Other assets	1,640	1,616
Deferred acquisition costs of insurance subsidiaries	616	600

Total assets	$78,623	$78,367

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,248	$23,271
Future policy benefits	9,747	9,490
Unearned premiums	3,710	3,592
Policyholders’ funds		27

Total insurance reserves	36,705	36,380
Payable to brokers	926	673
Short term debt	687	335
Long term debt	9,863	10,333
Deferred income taxes	930	893
Other liabilities	4,882	5,103

Total liabilities	53,993	53,717

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 373,194,344 and 372,934,540 shares	4	4
Additional paid-in capital	3,477	3,481
Retained earnings	15,600	15,515
Accumulated other comprehensive income	298	280

	19,379	19,280
Less treasury stock, at cost (1,771,900 shares)	(71)

Total shareholders’ equity	19,308	19,280
Noncontrolling interests	5,322	5,370

Total equity	24,630	24,650

Total liabilities and equity	$78,623	$78,367

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2015	2014

(In millions, except per share data)

Revenues:
Insurance premiums	$1,687	$1,806
Net investment income	588	577
Investment gains (losses):
Other-than-temporary impairment losses	(12)	(2)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)

Net impairment losses recognized in earnings	(12)	(2)
Other net investment gains	22	44

Total investment gains	10	42
Contract drilling revenues	600	685
Other revenues	593	578

Total	3,478	3,688

Expenses:
Insurance claims and policyholders’ benefits	1,339	1,446
Amortization of deferred acquisition costs	303	329
Contract drilling expenses	351	370
Other operating expenses (Note 4)	1,249	907
Interest	131	122

Total	3,373	3,174

Income before income tax	105	514
Income tax expense	(56)	(103)

Income from continuing operations	49	411
Discontinued operations, net		(227)

Net income	49	184
Amounts attributable to noncontrolling interests	60	(125)

Net income attributable to Loews Corporation	$109	$59

Net income attributable to Loews Corporation:
Income from continuing operations	$109	$265
Discontinued operations, net		(206)

Net income	$109	$59

Basic and diluted net income per share:
Income from continuing operations	$0.29	$0.68
Discontinued operations, net		(0.53)

Net income	$0.29	$0.15

Dividends per share	$0.0625	$0.0625

Weighted average shares outstanding:
Shares of common stock	372.83	387.34
Dilutive potential shares of common stock	0.36	0.73

Total weighted average shares outstanding assuming dilution	373.19	388.07

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31	2015	2014

(In millions)

Net income	$49	$184

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(1)	12
Net other unrealized gains on investments	110	237

Total unrealized gains on available-for-sale investments	109	249
Discontinued operations		5
Unrealized gains on cash flow hedges	3	3
Pension liability	4	(1)
Foreign currency	(96)	(6)

Other comprehensive income	20	250

Comprehensive income	69	434

Amounts attributable to noncontrolling interests	57	(151)

Total comprehensive income attributable to Loews Corporation	$126	$283

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income	Treasury	Interests

(In millions)

Balance, January 1, 2014	$24,906	$4	$3,607	$15,508	$339	$-	$5,448
Net income	184			59			125
Other comprehensive income	250				224		26
Dividends paid	(130)			(24)			(106)
Purchases of subsidiary stock from noncontrolling interests	(82)		(8)				(74)
Purchases of Loews treasury stock	(24)					(24)
Issuance of Loews common stock	5		5
Stock-based compensation	9						9
Other	(1)			(2)			1

Balance, March 31, 2014	$25,117	$4	$3,604	$15,541	$563	$(24)	$5,429

Balance, January 1, 2015	$24,650	$4	$3,481	$15,515	$280	$-	$5,370
Net income	49			109			(60)
Other comprehensive income	20				17		3
Dividends paid	(105)			(23)			(82)
Issuance of equity securities by subsidiary	109		(2)		1		110
Purchases of subsidiary stock from noncontrolling interests	(26)		3				(29)
Purchases of Loews treasury stock	(71)					(71)
Issuance of Loews common stock	7		7
Stock-based compensation	5		5
Other	(8)		(17)	(1)			10

Balance, March 31, 2015	$24,630	$4	$3,477	$15,600	$298	$(71)	$5,322

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2015	2014

(In millions)

Operating Activities:

Net income	$49	$184
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	510	746
Changes in operating assets and liabilities, net:
Receivables	(153)	38
Deferred acquisition costs	(13)	(21)
Insurance reserves	304	85
Other assets	(57)	(90)
Other liabilities	(227)	(294)
Trading securities	(371)	(225)

Net cash flow operating activities	42	423

Investing Activities:

Purchases of fixed maturities	(1,919)	(2,072)
Proceeds from sales of fixed maturities	1,144	1,550
Proceeds from maturities of fixed maturities	1,144	851
Purchases of equity securities	(5)	(5)
Proceeds from sales of equity securities	2	11
Purchases of limited partnership investments	(34)	(73)
Proceeds from sales of limited partnership investments	20	68
Purchases of property, plant and equipment	(453)	(758)
Dispositions	5	11
Change in short term investments	197	(222)
Other, net	(7)	2

Net cash flow investing activities	94	(637)

Financing Activities:

Dividends paid	(23)	(24)
Dividends paid to noncontrolling interests	(82)	(106)
Purchases of subsidiary stock from noncontrolling interests	(24)	(86)
Purchases of Loews treasury stock	(67)	(18)
Issuance of Loews common stock	7	5
Proceeds from sale of subsidiary stock	84
Principal payments on debt	(759)	(240)
Issuance of debt	636	701
Other, net	5	1

Net cash flow financing activities	(223)	233

Effect of foreign exchange rate on cash	(6)	1

Transfer of cash to assets of discontinued operations		(14)

Net change in cash	(93)	6
Cash, beginning of period	364	295

Cash, end of period	$271	$301

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

Loews segments are CNA Financial, including Specialty, Commercial, International and Other Non-Core; Diamond Offshore; Boardwalk Pipeline; Loews Hotels; and Corporate and other. See Note 10 for additional information on segments.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2015 and December 31, 2014 and the results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2015 and 2014.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2014 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 3.5 million and 1.9 million shares were not included in the diluted weighted average shares amounts for the three months ended March 31, 2015 and 2014 due to the exercise price being greater than the average stock price.

On August 1, 2014, CNA completed the sale of Continental Assurance Company (“CAC”), its former life insurance subsidiary and on September 30, 2014, the Company sold HighMount Exploration & Production LLC (“HighMount”), its natural gas and oil exploration and production subsidiary. The results of these sold businesses are reflected as discontinued operations in the Consolidated Condensed Statements of Income as further discussed in Note 13.

Updated accounting guidance not yet adopted – In May of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements.

2. Investments

Net investment income is as follows:

Three Months Ended March 31	2015	2014

(In millions)

Fixed maturity securities	$443	$452
Short term investments	3	1
Limited partnership investments	160	87
Equity securities	3	2
Income (loss) from trading portfolio (a)	(15)	40
Other	8	8

Total investment income	602	590
Investment expenses	(14)	(13)

Net investment income	$588	$577

(a) Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(14) and $13 for the three months ended March 31, 2015 and 2014.

Investment gains (losses) are as follows:

Three Months Ended March 31	2015	2014

(In millions)

Fixed maturity securities	$12	$38
Equity securities		5
Derivative instruments	(1)
Short term investments and other	(1)	(1)

Investment gains (a)	$10	$42

(a) Includes gross realized gains of $34 and $58 and gross realized losses of $22 and $15 on available-for-sale securities for the three months ended March 31, 2015 and 2014.

The components of net other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2015	2014

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$5	$1
States, municipalities and political subdivisions	5
Asset-backed – residential mortgage-backed	1	1

Total fixed maturities available-for-sale	11	2

Equity securities available-for-sale:
Common stock	1

Net OTTI losses recognized in earnings	$12	$2

The amortized cost and fair values of securities are as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Estimated	OTTI Losses
March 31, 2015	Cost	Gains	Losses	Fair Value	(Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$16,737	$1,867	$45	$18,559
States, municipalities and political subdivisions	11,407	1,536	9	12,934
Asset-backed:
Residential mortgage-backed	4,998	241	13	5,226	$(51)
Commercial mortgage-backed	2,151	114	5	2,260	(3)
Other asset-backed	1,109	15	1	1,123

Total asset-backed	8,258	370	19	8,609	(54)
U.S. Treasury and obligations of government- sponsored enterprises	24	6		30
Foreign government	390	19		409
Redeemable preferred stock	39	3		42

Fixed maturities available- for-sale	36,855	3,801	73	40,583	(54)
Fixed maturities trading	142		17	125

Total fixed maturities	36,997	3,801	90	40,708	(54)

Equity securities:
Common stock	41	9		50
Preferred stock	172	7	4	175

Equity securities available-for-sale	213	16	4	225	-
Equity securities trading	459	74	114	419

Total equity securities	672	90	118	644	-

Total	$37,669	$3,891	$208	$41,352	$(54)

December 31, 2014

Fixed maturity securities:
Corporate and other bonds	$17,226	$1,721	$61	$18,886
States, municipalities and political subdivisions	11,285	1,463	8	12,740
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	$(53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235

Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government- sponsored enterprises	26	5		31
Foreign government	438	16		454
Redeemable preferred stock	39	3		42

Fixed maturities available-for-sale	37,332	3,530	97	40,765	(55)
Fixed maturities trading	137		17	120

Total fixed maturities	37,469	3,530	114	40,885	(55)

Equity securities:
Common stock	38	9		47
Preferred stock	172	5	2	175

Equity securities available-for-sale	210	14	2	222	-
Equity securities trading	523	96	113	506

Total equity securities	733	110	115	728	-

Total	$38,202	$3,640	$229	$41,613	$(55)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. As of March 31, 2015 and December 31, 2014, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $1.2 billion. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core business would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$854	$33	$139	$12	$993	$45
States, municipalities and political subdivisions	479	6	100	3	579	9
Asset-backed:
Residential mortgage-backed	318	5	148	8	466	13
Commercial mortgage-backed	175	3	62	2	237	5
Other asset-backed	187	1	5		192	1

Total asset-backed	680	9	215	10	895	19
U.S. Treasury and obligations of government- sponsored enterprises	3				3
Foreign government	13		1		14

Total fixed maturity securities	2,029	48	455	25	2,484	73
Preferred stock	15	4			15	4

Total	$2,044	$52	$455	$25	$2,499	$77

December 31, 2014

Fixed maturity securities:
Corporate and other bonds	$1,330	$46	$277	$15	$1,607	$61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7		614	10

Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government- sponsored enterprises	3		4		7
Foreign government	3		3		6
Redeemable preferred stock	3				3

Total fixed maturity securities	2,838	68	706	29	3,544	97
Preferred stock	17	2	1		18	2

Total	$2,855	$70	$707	$29	$3,562	$99

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads, market illiquidity and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2015.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2015 and 2014 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three Months Ended March 31	2015	2014

(In millions)

Beginning balance of credit losses on fixed maturity securities	$62	$74
Reductions for securities sold during the period	(1)	(2)
Reductions for securities the Company intends to sell or more likely than not will be required to sell		(3)

Ending balance of credit losses on fixed maturity securities	$61	$69

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	March 31, 2015		December 31, 2014

	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

(In millions)

Due in one year or less	$2,011	$2,043	$2,479	$2,511
Due after one year through five years	8,776	9,354	9,070	9,621
Due after five years through ten years	12,401	13,108	12,055	12,584
Due after ten years	13,667	16,078	13,728	16,049

Total	$36,855	$40,583	$37,332	$40,765

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

	March 31, 2015			December 31, 2014

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Foreign exchange:
Currency forwards – short	$34		$(3)	$70		$(5)

Without hedge designation:

Equity markets:
Options – purchased	2,306	$21		544	$24
– written	1,493		(13)	292		(21)
Equity swaps and warrants – long	10	2		10	2
Futures – short	399	3		130	2
Foreign exchange:
Currency forwards – long	134	1		109		(3)
– short	99	2		88	2
Currency options – long	179	25		151	7
– short	218		(5)
Embedded derivative on funds withheld liability	184		(5)	184		(3)

Investment Commitments

As of March 31, 2015, the Company had committed approximately $338 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of March 31, 2015, the Company had commitments to purchase or fund additional amounts of $82 million and sell $71 million under the terms of such securities.

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

The fair values of CNA’s life settlement contracts are included in Other assets on the Consolidated Condensed Balance Sheets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are presented in the following tables:

March 31, 2015	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$29	$18,344	$186	$18,559
States, municipalities and political subdivisions		12,848	86	12,934
Asset-backed:
Residential mortgage-backed		4,994	232	5,226
Commercial mortgage-backed		2,196	64	2,260
Other asset-backed		570	553	1,123

Total asset-backed		7,760	849	8,609
U.S. Treasury and obligations of government-sponsored enterprises	29	1		30
Foreign government	37	372		409
Redeemable preferred stock	30	12		42

Fixed maturities available-for-sale	125	39,337	1,121	40,583
Fixed maturities trading		36	89	125

Total fixed maturities	$125	$39,373	$1,210	$40,708

Equity securities available-for-sale	$149	$63	$13	$225
Equity securities trading	418		1	419

Total equity securities	$567	$63	$14	$644

Short term investments	$5,595	$678		$6,273
Other invested assets	103	41		144
Receivables	3	28		31
Life settlement contracts			$79	79
Payable to brokers	(365)	(8)		(373)

December 31, 2014	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$32	$18,692	$162	$18,886
States, municipalities and political subdivisions		12,646	94	12,740
Asset-backed:
Residential mortgage-backed		5,044	189	5,233
Commercial mortgage-backed		2,061	83	2,144
Other asset-backed		580	655	1,235

Total asset-backed		7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3		31
Foreign government	41	413		454
Redeemable preferred stock	30	12		42

Fixed maturities available-for-sale	131	39,451	1,183	40,765
Fixed maturities trading		30	90	120

Total fixed maturities	$131	$39,481	$1,273	$40,885

Equity securities available-for-sale	$145	$61	$16	$222
Equity securities trading	505		1	506

Total equity securities	$650	$61	$17	$728

Short term investments	$4,989	$963		$5,952
Other invested assets	102	41		143
Receivables	2	7		9
Life settlement contracts			$82	82
Payable to brokers	(546)	(6)		(552)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2015	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	March 31	March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$162	$1		$12	$(12)	$(14)	$37		$186
States, municipalities and political subdivisions	94	1				(9)			86
Asset-backed:
Residential mortgage-backed	189	1		72		(10)		$(20)	232
Commercial mortgage- backed	83	1	$1	6		(1)		(26)	64
Other asset-backed	655	1	9	35	(144)	(3)			553

Total asset-backed	927	3	10	113	(144)	(14)	-	(46)	849	$-

Fixed maturities available-for-sale	1,183	5	10	125	(156)	(37)	37	(46)	1,121
Fixed maturities trading	90				(1)				89

Total fixed maturities	$1,273	$5	$10	$125	$(157)	$(37)	$37	$(46)	$1,210	$-

Equity securities available-for-sale	$16		$(3)						$13
Equity securities trading	1								1

Total equity securities	$17	$-	$(3)	$-	$-	$-	$-	$-	$14	$-

Life settlement contracts	$82	$13				$(16)			$79	$1

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2014	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	March 31	March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$204	$1	$1	$5	$(4)	$(5)	$3	$(16)	$189
States, municipalities and political subdivisions	71		1				14		86
Asset-backed:
Residential mortgage-backed	331	1	15	25		(21)	21	(13)	359
Commercial mortgage-backed	151	1	(1)			(1)		(24)	126
Other asset-backed	446	1		148	(83)	(72)		(1)	439

Total asset-backed	928	3	14	173	(83)	(94)	21	(38)	924

Fixed maturities available-for-sale	1,203	4	16	178	(87)	(99)	38	(54)	1,199
Fixed maturities trading	80	5							85	$5

Total fixed maturities	$1,283	$9	$16	$178	$(87)	$(99)	$38	$(54)	$1,284	$5

Equity securities available-for-sale	$11	$3	$(4)		$(8)				$2
Equity securities trading	8	(1)		$1	(6)				2	$(1)

Total equity securities	$19	$2	$(4)	$1	$(14)	$-	$-	$-	$4	$(1)

Life settlement contracts	$88	$10				$(11)			$87	$1
Separate account business	1							$(1)	-
Derivative financial instruments, net	(3)	(1)	$(1)	$(2)	$1	1			(5)	2

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended March 31, 2015 there were no transfers between Level 1 and Level 2. During the three months ended March 31, 2014 there were $23 million of transfers from Level 2 to Level 1 and $1 million of transfers from Level 1 to Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

Valuation Methodologies and Inputs

The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.

Fixed Maturity Securities

Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.

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

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the table below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available to the Company.

				Range
		Valuation	Unobservable	(Weighted
March 31, 2015	Fair Value	Techniques	Inputs	Average)
	(In millions)

Fixed maturity securities	$102	Discounted cash flow	Credit spread	2% – 13% (3%)

Equity securities	13	Market approach	Private offering price	$10 – $4,400 per share
				($682 per share)
Life settlement contracts	79	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (164%)

December 31, 2014

Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% – 13% (3%)

Equity securities	16	Market approach	Private offering price	$12 – $4,391 per share
				($600 per share)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (163%)

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

Financial Assets and Liabilities Not Measured at Fair Value

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial assets and liabilities which are not measured at fair value on the Consolidated Condensed Balance Sheets are presented in the following tables. The carrying amounts and estimated fair values of short term debt and long term debt exclude capital lease obligations. The carrying amounts reported on the Consolidated Condensed Balance Sheets for cash and short term investments not carried at fair value and certain other assets and liabilities approximate fair value due to the short term nature of these items.

	Carrying	Estimated Fair Value
March 31, 2015	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$586			$612	$612

Liabilities:
Short term debt	685		$670	35	705
Long term debt	9,850		9,813	470	10,283

December 31, 2014

Assets:
Other invested assets, primarily mortgage loans	$588			$608	$608

Liabilities:
Short term debt	334		$255	84	339
Long term debt	10,320		10,299	420	10,719

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

4. Property, Plant and Equipment

Diamond Offshore

Asset Impairment

In the first quarter of 2015, as a result of the continued deterioration of the market fundamentals in the oil and gas industry, including the dramatic decline in oil prices, significant cutbacks in customer capital spending plans, contract cancellations by customers and increased regulatory requirements, Diamond Offshore evaluated all of its mid-water semisubmersible rigs, as well as one drillship, for impairment.

Diamond Offshore utilizes an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment. A matrix of assumptions is developed for each rig under evaluation using multiple utilization/dayrate scenarios, to each of which Diamond Offshore assigns a probability of occurrence. Diamond Offshore arrives at a projected probability weighted cash flow for each rig based on the respective matrix and compares such amount to the carrying value of the asset to assess recoverability.

The underlying assumptions and assigned probabilities of occurrence for utilization and dayrate scenarios are developed using a methodology that examines historical data for each rig, which considers the rig’s age, rated water depth and other attributes and then assesses its future marketability in light of the current and projected market environment at the time of assessment. Other assumptions, such as operating, maintenance and inspection costs, are estimated using historical data adjusted for known developments and future events that are anticipated by management at the time of the assessment.

Based on this evaluation, Diamond Offshore determined that seven mid-water semisubmersibles as well as an older drillship were impaired and an impairment loss was recognized aggregating $359 million ($158 million after tax and noncontrolling interests) for the three months ended March 31, 2015. Of the impaired rigs, five rigs are currently cold stacked, including three semisubmersible rigs that Diamond Offshore expects to retire and scrap. The remaining three impaired rigs are currently under contract and are expected to be cold stacked or scrapped at the end of their respective contracts.

The fair value of the five cold stacked rigs was determined utilizing a market approach, which utilized the most recent contracted sales price for another of Diamond Offshore’s previously impaired mid-water semisubmersible rigs, which Diamond Offshore expects to scrap in the second quarter of 2015. The fair value of Diamond Offshore’s three rigs currently under contract was determined using an income approach, which utilized significant unobservable inputs, including assumptions related to estimated dayrate revenue, rig utilization and anticipated costs for the remainder of the current contract, as well as estimated proceeds that may be received on disposition of each rig, representative of a Level 3 fair value measurement. The aggregate fair value of the impaired rigs was $14 million as of March 31, 2015 and is included in Property, plant and equipment on the Consolidated Condensed Balance Sheets.

Loews Hotels

In 2015, Loews Hotels paid a total of approximately $330 million to acquire a hotel in February of 2015 and a hotel in April of 2015, funded with capital contributions from the Company.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $29 million and $74 million for the three months ended March 31, 2015 and 2014. Catastrophe losses in 2015 related primarily to U.S. weather-related events.

The fourth quarter of 2014 asbestos and environmental pollution (“A&EP”) reserve review was not completed because additional information and analysis on inuring third-party reinsurance recoveries were needed to finalize the review. The review and analysis of this information continues, and CNA expects to complete the review in the second quarter of 2015. Given the significance of the information and analysis needed to finalize the remaining elements of the review, management is not able to estimate the impact, if any, of this uncertainty on the Consolidated Condensed Financial Statements.

Net Prior Year Development

The following tables and discussion present net prior year development recorded for Specialty, Commercial and International segments.

Three Months Ended March 31, 2015	Specialty	Commercial	International	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$2	$(5)	$(4)	$(7)
Pretax (favorable) unfavorable premium development	(6)	(1)	16	9

Total pretax (favorable) unfavorable net prior year development	$(4)	$(6)	$12	$2

Three Months Ended March 31, 2014

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(3)	$18	$10	$25
Pretax (favorable) unfavorable premium development	(6)	(18)	(7)	(31)

Total pretax (favorable) unfavorable net prior year development	$(9)	$-	$3	$(6)

Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the Specialty segment:

Three Months Ended March 31	2015	2014

(In millions)

Medical professional liability	$14
Other professional liability and management liability	(3)	$(6)
Surety	1	1
Other	(10)	2

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$2	$(3)

2015

Overall, unfavorable development for medical professional liability was primarily related to increased frequency in the Aging Services book for accident years 2013 and 2014, partially offset by better than expected severity in accident years 2010 and prior.

Favorable development for other coverages was primarily due to better than expected frequency in property coverages provided to Specialty customers in accident year 2014.

2014

Favorable development for other professional liability and management liability was related to better than expected loss emergence in accident years 2004 and prior.

Commercial

The following table and discussion provide further detail of the development recorded for the Commercial segment:

Three Months Ended March 31	2015	2014

(In millions)

Commercial auto		$20
General liability	$4
Workers’ compensation	(1)	11
Property and other	(8)	(13)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(5)	$18

2015

Favorable development for property and other was due to lower than expected loss emergence from 2014 catastrophe events.

2014

Unfavorable development for commercial auto was primarily related to higher than expected frequency in accident years 2012 and 2013 and higher than expected loss emergence in accident years 2010 and 2011.

Unfavorable development for workers’ compensation was primarily due to the recognition of losses related to favorable premium development in accident year 2013.

Favorable development for property and other was primarily due to better than expected loss emergence in catastrophe losses in accident year 2013.

International

The following table and discussion provide further detail of the development recorded for the International segment:

Three Months Ended March 31	2015	2014

(In millions)

Medical professional liability		$1
Other professional liability		(1)
Liability	$(5)	(2)
Property & marine	(6)	8
Other	7	(6)
Commutations		10

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(4)	$10

2014

Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years. Overall the commutations increased net operating income because of the release of the related allowance for doubtful accounts on reinsurance receivables.

6. Income Taxes

The consolidated effective income tax rate includes the impact of asset impairment losses recognized in foreign jurisdictions with lower tax rates. Excluding the impact of the $359 million asset impairment loss which is a discrete income tax item, the effective income tax rate was 23% and 20% for the three months ended March 31, 2015 and 2014. The change in the effective tax rate is attributable to the change in the relative components of earnings, excluding this discrete item, generated in tax jurisdictions with lower tax rates.

7. Debt

Boardwalk Pipeline

In February of 2015, Boardwalk Pipeline repaid at maturity the entire $275 million aggregate principal amount of its 5.1% senior notes.

In March of 2015, Boardwalk Pipeline completed a public offering of an additional $250 million aggregate principal amount of its 5.0% senior notes due December 15, 2024. Boardwalk Pipeline originally issued $350 million aggregate principal amount of its 5.0% senior notes due December 15, 2024 in November of 2014. Boardwalk Pipeline intends to use the net proceeds from this offering to retire a portion of the outstanding $250 million aggregate principal amount of 4.6% notes due June 1, 2015.

8. Shareholders’ Equity

Accumulated other comprehensive income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2014 and 2015:

							Total
							Accumulated
	OTTI	Unrealized				Foreign	Other
	Gains	Gains (Losses)	Discontinued	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Operations	Hedges	Liability	Translation	Income (Loss)

(In millions)

Balance, January 1, 2014	$23	$622	$(3)	$(4)	$(432)	$133	$339
Transfer to net assets held for sale	(5)	(15)	20				-
Other comprehensive income (loss) before reclassifications, after tax of $(6), $(141), $(1), $(1), $0 and $0	12	264	2	2		(6)	274
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $14, $(3), $0, $(1) and $0		(27)	3	1	(1)		(24)

Other comprehensive income (loss)	12	237	5	3	(1)	(6)	250
Amounts attributable to noncontrolling interests	(1)	(24)	(1)	(1)	1		(26)

Balance, March 31, 2014	$29	$820	$21	$(2)	$(432)	$127	$563

Balance, January 1, 2015	$32	$846	$-	$(6)	$(641)	$49	$280
Other comprehensive income (loss) before reclassifications, after tax of $0, $(62), $0, $1, $0 and $0	(1)	119		(2)		(96)	20
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $0, $0, $(2), $(3) and $0		(9)		5	4		-

Other comprehensive income (loss)	(1)	110	-	3	4	(96)	20
Issuance of equity securities by subsidiary					1		1
Amounts attributable to noncontrolling interests		(12)				9	(3)

Balance, March 31, 2015	$31	$944	$-	$(3)	$(636)	$(38)	$298

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) and cash flow hedges related to discontinued operations	Discontinued operations, net
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Loews purchased 0.9 million shares of Diamond Offshore common stock at an aggregate cost of $24 million during the first three months of 2015. The Company’s percentage ownership interest in Diamond Offshore increased as a result of these transactions, from 52.5% to 53.1%. The Company’s carrying value exceeded the purchase price of the shares, resulting in an increase to Additional paid-in capital (“APIC”) of $3 million.

In March of 2015, Boardwalk Pipeline sold 6.7 million common units under an equity distribution agreement with certain broker-dealers and received net proceeds of $109 million, including a $2 million contribution from the Company to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction, from 53% to 51%. The Company’s carrying value exceeded the issuance price of the common units, resulting in a decrease to APIC of $2 million and an increase to AOCI of $1 million.

Treasury Stock

The Company repurchased 1.8 million and 0.5 million shares of Loews common stock at aggregate costs of $71 million and $24 million during the three months ended March 31, 2015 and 2014.

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

The components of net periodic benefit cost are as follows:

			Other
	Pension Benefits		Postretirement Benefits
Three Months Ended March 31	2015	2014	2015	2014

(In millions)

Service cost	$4	$5
Interest cost	32	37	$1	$1
Expected return on plan assets	(48)	(53)	(1)	(1)
Amortization of unrecognized net loss	11	7
Amortization of unrecognized prior service benefit			(2)	(6)

Net periodic benefit cost	$(1)	$(4)	$(2)	$(6)

10. Business Segments

The Company’s reportable segments are primarily based on its individual operating subsidiaries. Each of the principal operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA, are included in the Corporate and other segment.

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

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 35 drilling rigs, excluding three rigs that Diamond Offshore plans to retire and scrap and including two newbuild rigs which are under construction. On March 31, 2015, Diamond Offshore’s drilling rigs were located offshore eight countries in addition to the United States.

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

Loews Hotels operates a chain of 23 hotels, 22 of which are in the United States and one of which is in Canada.

The Corporate and other segment consists primarily of corporate investment income, corporate interest expense and other unallocated expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, CNA does not maintain a distinct investment portfolio for every insurance segment, and accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of net investment income and investment gains (losses) are allocated based on each segment’s carried insurance reserves, as adjusted.

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Three Months Ended March 31	2015	2014

(In millions)

Revenues (a):

CNA Financial:
Property and Casualty:
Specialty	$917	$915
Commercial	895	946
International	206	259
Other Non-Core	334	343

Total CNA Financial	2,352	2,463
Diamond Offshore	627	710
Boardwalk Pipeline	330	357
Loews Hotels	139	105
Corporate and other	30	53

Total	$3,478	$3,688

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
Property and Casualty:
Specialty	$207	$203
Commercial	186	119
International	13	27
Other Non-Core	(92)	(48)

Total CNA Financial	314	301
Diamond Offshore	(287)	168
Boardwalk Pipeline (b)	77	23
Loews Hotels	10	5
Corporate and other	(9)	17

Total	$105	$514

Net income (loss) (a):

CNA Financial:
Property and Casualty:
Specialty	$123	$123
Commercial	110	73
International	9	15
Other Non-Core	(32)	(11)

Total CNA Financial	210	200
Diamond Offshore	(126)	69
Boardwalk Pipeline (b)	25	(18)
Loews Hotels	5	3
Corporate and other	(5)	11

Income from continuing operations	109	265
Discontinued operations, net		(206)

Total	$109	$59

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

Three Months Ended March 31	2015	2014

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
Property and Casualty:
Specialty	$4	$11
Commercial	4	10
International	1	3
Other Non-Core	1	18

Total	$10	$42

Net income (loss):

CNA Financial:
Property and Casualty:
Specialty	$2	$7
Commercial	3	7
International	1
Other Non-Core	2	10

Total	$8	$24

(b)

As discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, a charge of $94 million ($55 million after tax and noncontrolling interests) was recorded in the first quarter of 2014 related to the Bluegrass Project.

11. Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

12. Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of March 31, 2015, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $324 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2015, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In the normal course of business, CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments CNA could be required to pay under these guarantees was approximately $2.0 billion as of March 31, 2015. CNA does not believe a payable is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Diamond Offshore

Diamond Offshore is financially obligated under a contract with Hyundai Heavy Industries, Co. Ltd. (“Hyundai”) for the construction of a dynamically positioned, harsh environment semisubmersible drilling rig, with expected delivery in the first quarter of 2016. The total cost of the rig including shipyard costs, capital spares, commissioning, project management and shipyard supervision is estimated to be $764 million. The remaining contractual payment of $440 million is due upon delivery of the rig.

Diamond Offshore expects to take delivery of an ultra-deepwater drillship in the second quarter of 2015 and will pay the remaining contractual payment to Hyundai of approximately $395 million at that time.

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

13. Discontinued Operations

The Consolidated Condensed Statements of Income include discontinued operations of HighMount as follows:

Three Months Ended March 31	2014

(In millions)

Revenues:
Other revenue, primarily operating	$55

Total	55

Expenses:
Other operating expenses
Impairment of natural gas and oil properties	29
Operating	55
Interest	2

Total	86

Loss before income tax	(31)
Income tax benefit	11

Loss from discontinued operations	$(20)

The Consolidated Condensed Statements of Income include discontinued operations of the CAC business as follows:

Three Months Ended March 31	2014

(In millions)

Revenues:
Net investment income	$41
Investment gains	1

Total	42

Expenses:
Insurance claims and policyholders’ benefits	31
Other operating expenses	1

Total	32

Income before income tax	10
Income tax expense	(3)

Results of discontinued operations, net of income tax	7
Loss on sale, net of tax benefit of $41	(214)
Amounts attributable to noncontrolling interests	21

Loss from discontinued operations	$(186)

14. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2015 and December 31, 2014, and consolidating statements of income information for the three months ended March 31, 2015 and 2014. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk	Loews	Corporate
March 31, 2015	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$45,932	$191		$48	$6,021		$52,192
Cash	201	7	$30	6	27		271
Receivables	7,404	469	158	42	116	$(32)	8,157
Property, plant and equipment	284	6,578	7,626	838	50		15,376
Deferred income taxes	86			2	186	(274)	-
Goodwill	114	20	237				371
Investments in capital stocks of subsidiaries					15,702	(15,702)	-
Other assets	808	266	305	240	10	11	1,640
Deferred acquisition costs of insurance subsidiaries	616						616

Total assets	$55,445	$7,531	$8,356	$1,176	$22,112	$(15,997)	$78,623

Liabilities and Equity:

Insurance reserves	$36,705						$36,705
Payable to brokers	257	$3			$666		926
Short term debt	1	250		$36	400		687
Long term debt	2,563	1,981	$3,568	471	1,280		9,863
Deferred income taxes	9	397	751	36		$(263)	930
Other liabilities	3,503	697	385	22	307	(32)	4,882

Total liabilities	43,038	3,328	4,704	565	2,653	(295)	53,993

Total shareholders’ equity	11,125	2,245	1,572	609	19,459	(15,702)	19,308
Noncontrolling interests	1,282	1,958	2,080	2			5,322

Total equity	12,407	4,203	3,652	611	19,459	(15,702)	24,630

Total liabilities and equity	$55,445	$7,531	$8,356	$1,176	$22,112	$(15,997)	$78,623

Loews Corporation

Consolidating Balance Sheet Information

	CNA	Diamond	Boardwalk	Loews	Corporate
December 31, 2014	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,262	$234		$75	$5,461		$52,032
Cash	190	16	$8	9	141		364
Receivables	7,097	490	128	29	82	$(56)	7,770
Property, plant and equipment	280	6,949	7,649	671	62		15,611
Deferred income taxes	222			2	374	(598)	-
Goodwill	117	20	237				374
Investments in capital stocks of subsidiaries					15,974	(15,974)	-
Other assets	778	307	304	206	7	14	1,616
Deferred acquisition costs of insurance subsidiaries	600						600

Total assets	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Liabilities and Equity:

Insurance reserves	$36,380						$36,380
Payable to brokers	117	$5			$551		673
Short term debt		250		$85			335
Long term debt	2,561	1,981	$3,690	421	1,680		10,333
Deferred income taxes	11	514	732	36		$(400)	893
Other liabilities	3,713	792	400	17	421	(240)	5,103

Total liabilities	42,782	3,542	4,822	559	2,652	(640)	53,717

Total shareholders’ equity	11,457	2,359	1,558	431	19,449	(15,974)	19,280
Noncontrolling interests	1,307	2,115	1,946	2			5,370

Total equity	12,764	4,474	3,504	433	19,449	(15,974)	24,650

Total liabilities and equity	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk	Loews	Corporate
Three Months Ended March 31, 2015	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$1,687						$1,687
Net investment income	558	$1			$29		588
Intercompany interest and dividends					567	$(567)	-
Investment gains	10						10
Contract drilling revenues		600					600
Other revenues	97	26	$330	$139	1		593

Total	2,352	627	330	139	597	(567)	3,478

Expenses:

Insurance claims and policyholders’ benefits	1,339						1,339
Amortization of deferred acquisition costs	303						303
Contract drilling expenses		351					351
Other operating expenses	357	539	208	124	21		1,249
Interest	39	24	45	5	18		131

Total	2,038	914	253	129	39	-	3,373

Income (loss) before income tax	314	(287)	77	10	558	(567)	105
Income tax (expense) benefit	(80)	41	(16)	(5)	4		(56)

Net income (loss)	234	(246)	61	5	562	(567)	49
Amounts attributable to noncontrolling interests	(24)	120	(36)				60

Net income (loss) attributable to Loews Corporation	$210	$(126)	$25	$5	$562	$(567)	$109

Loews Corporation

Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk	Loews	Corporate
Three Months Ended March 31, 2014	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$1,806						$1,806
Net investment income	526				$51		577
Intercompany interest and dividends					377	$(377)	-
Investment gains	42						42
Contract drilling revenues		$685					685
Other revenues	89	25	$357	$105	2		578

Total	2,463	710	357	105	430	(377)	3,688

Expenses:

Insurance claims and policyholders’ benefits	1,446						1,446
Amortization of deferred acquisition costs	329						329
Contract drilling expenses		370					370
Other operating expenses	343	154	293	99	18		907
Interest	44	18	41	1	18		122

Total	2,162	542	334	100	36	-	3,174

Income (loss) before income tax	301	168	23	5	394	(377)	514
Income tax (expense) benefit	(79)	(27)	11	(2)	(6)		(103)

Income (loss) from continuing operations	222	141	34	3	388	(377)	411
Discontinued operations, net	(207)				(20)		(227)

Net income (loss)	15	141	34	3	368	(377)	184
Amounts attributable to noncontrolling interests	(1)	(72)	(52)				(125)

Net income (loss) attributable to Loews Corporation	$14	$69	$(18)	$3	$368	$(377)	$59

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2014. This MD&A is comprised of the following sections:

OVERVIEW

    We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary);

•	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); and

•	operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

    See below for a discussion of discontinued operations.

    Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

    Net income for the three months ended March 31, 2015 was $109 million, or $0.29 per share, compared to $59 million, or $0.15 per share, in the prior year period. Net income in 2014 included a loss from discontinued operations of $206 million reflecting the disposition of both HighMount Exploration & Production, LLC (“HighMount”) and CNA’s annuity and pension deposit business.

    Income from continuing operations for the three months ended March 31, 2015 was $109 million, or $0.29 per share, compared to $265 million, or $0.68 per share, in the 2014 first quarter. Excluding asset impairment charges of $158 million (after tax and noncontrolling interests) in 2015 at Diamond Offshore and $55 million (after tax and noncontrolling interests) in 2014 at Boardwalk Pipeline, income from continuing operations, as adjusted, in 2015 was $267 million as compared to $320 million in the prior year period.

    Income from continuing operations decreased primarily due to lower earnings at Diamond Offshore and less favorable performance of the parent company trading portfolio.

    CNA’s earnings increased primarily due to higher investment income driven by limited partnerships and improved current accident year underwriting results including lower catastrophe losses, partially offset by lower realized investment gains.

    Diamond Offshore’s earnings decreased primarily due to a $158 million (after tax and noncontrolling interests) asset impairment charge related to the carrying value of eight drilling rigs as well as lower rig utilization and increased depreciation expense.

    Boardwalk Pipeline’s earnings increase stemmed from the impact in 2014 of a $55 million charge (after tax and noncontrolling interests) related to the write-off of all capitalized costs associated with the Bluegrass project. Absent this charge, earnings decreased primarily due to the unusually cold and sustained winter of 2014 as compared to the relatively normal 2015 winter season and lower natural gas storage revenues.

    Loews Hotels’ earnings increased primarily due to improved performance of recently acquired properties and higher equity income from joint venture properties.

    Discontinued operations in 2014 included an impairment charge related to the sale of CNA’s annuity and pension deposit business and a ceiling test impairment charge at HighMount.

    Book value per share increased to $51.98 at March 31, 2015 from $51.70 at December 31, 2014 and $50.89 at March 31, 2014. Book value per share excluding accumulated other comprehensive income (“AOCI”) increased to $51.18 at March 31, 2015 from $50.95 at December 31, 2014 and $49.43 at March 31, 2014.

Discontinued Operations

    On August 1, 2014, CNA completed the sale of Continental Assurance Company (“CAC”), its former life insurance subsidiary and on September 30, 2014, the Company sold HighMount, its natural gas and oil exploration and production subsidiary. The results of these sold businesses are reported as discontinued operations in the Consolidated Condensed Statements of Income.

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

•	Insurance Reserves
•	Reinsurance and Other Receivables
•	Valuation of Investments and Impairment of Securities
•	Long Term Care Policies
•	Pension and Postretirement Benefit Obligations
•	Impairment of Long-Lived Assets
•	Goodwill
•	Income Taxes

    Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

    Unless the context otherwise requires, references to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

CNA Financial

    The following table summarizes the results of operations for CNA for the three months ended March 31, 2015 and 2014 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2015	2014

(In millions)

Revenues:
Insurance premiums	$1,687	$1,806
Net investment income	558	526
Investment gains	10	42
Other revenues	97	89

Total	2,352	2,463

Expenses:
Insurance claims and policyholders’ benefits	1,339	1,446
Amortization of deferred acquisition costs	303	329
Other operating expenses	357	343
Interest	39	44

Total	2,038	2,162

Income before income tax	314	301
Income tax expense	(80)	(79)

Income from continuing operations	234	222
Discontinued operations, net		(207)

Net income	234	15
Amounts attributable to noncontrolling interests	(24)	(1)

Net income attributable to Loews Corporation	$210	$14

    Income from continuing operations increased $12 million for the three months ended March 31, 2015 as compared with the same period in 2014, primarily due to improved current accident year underwriting results, including lower catastrophe losses, and higher limited partnership income, partially offset by lower investment gains and a decline in the results of the long term care business. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

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

    The following tables summarize the results of CNA’s property and casualty operations for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$698	$759	$212	$1,669
Net earned premiums	680	678	191	1,549
Net investment income	155	204	14	373
Net operating income	121	107	8	236
Net realized investment gains	2	3	1	6
Net income	123	110	9	242

Ratios:
Loss and loss adjustment expense	63.1%	66.9%	60.7%	64.5%
Expense	31.3	36.0	37.6	34.1
Dividend	0.2	0.4		0.3

Combined	94.6%	103.3%	98.3%	98.9%

Three Months Ended March 31, 2014

Net written premiums	$713	$807	$247	$1,767
Net earned premiums	692	735	241	1,668
Net investment income	144	191	15	350
Net operating income	116	66	15	197
Net realized investment gains	7	7		14
Net income	123	73	15	211

Ratios:
Loss and loss adjustment expense	63.9%	77.1%	54.2%	68.3%
Expense	30.0	33.9	39.3	33.1
Dividend	0.2	0.3		0.2

Combined	94.1%	111.3%	93.5%	101.6%

    Net written premiums decreased $98 million for the three months ended March 31, 2015 as compared with the same period in 2014. This decrease was primarily driven by underwriting actions taken in certain business classes and a lower level of new business, reflecting competitive market conditions in Commercial, the unfavorable effect of foreign currency exchange rates, unfavorable premium development at Hardy and the 2014 termination of an underwriter in Canada, for International and lower retention in Specialty. Net earned premiums decreased $119 million for the three months ended March 31, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.

    Specialty’s average rate increased 2% for the three months ended March 31, 2015 as compared with an increase of 4% for the three months ended March 31, 2014, for the policies that renewed in each period. Retention of 84% and 86% was achieved in each period. Commercial’s average rate increased 3% for the three months ended March 31, 2015 as compared with an increase of 6% for the three months ended March 31, 2014, for the policies that renewed in each period. Retention of 76% and 74% was achieved in each period. International’s average rate decreased 1% for the three months ended March 31, 2015 as compared with no change for the three months ended March 31, 2014, for the policies that renewed in each period. Retention of 76% and 82% was achieved in each period.

    Net operating income increased $39 million for the three months ended March 31, 2015 as compared with the same period in 2014. The increase in net operating income was primarily due to improved underwriting results in Commercial, partially offset by the lower level of net earned premiums in International. Reinsurance commutations at International during the three months ended March 31, 2014 reduced ceded losses from prior years and resulted in a release of the related allowance for doubtful accounts on reinsurance receivables. Catastrophe losses were $17 million (after tax and noncontrolling interests) for the three months ended March 31, 2015 as compared to catastrophe losses of $43 million (after tax and noncontrolling interests) for the same period in 2014.

    Unfavorable net prior year development of $2 million as compared with favorable net prior year development of $6 million was recorded for the three months ended March 31, 2015 and 2014. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

    Specialty’s combined ratio increased 0.5 points for the three months ended March 31, 2015 as compared with the same period in 2014. The loss ratio improved 0.8 points due to an improved current accident year loss ratio, partially offset by less favorable net prior year development. The expense ratio increased 1.3 points for the three months ended March 31, 2015 as compared with the same period in 2014, primarily driven by increased underwriting expenses.

    Commercial’s combined ratio improved 8.0 points for the three months ended March 31, 2015 as compared with the same period in 2014. The loss ratio improved 10.2 points, primarily due to an improved current accident year loss ratio, including lower catastrophe losses. The expense ratio increased 2.1 points for the three months ended March 31, 2015 as compared with the same period in 2014, primarily due to the unfavorable effect of lower net earned premiums.

    International’s combined ratio increased 4.8 points for the three months ended March 31, 2015 as compared with the same period in 2014. The loss ratio increased 6.5 points, due to the unfavorable effect of net prior year development and a higher current accident year loss ratio. The prior year period benefited from the favorable impact of commutations. The expense ratio improved 1.7 points due to decreased expenses, partially offset by the unfavorable effect of lower net earned premiums.

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

    The following tables summarize the results of CNA’s Other Non-Core operations for the three months ended March 31, 2015 and 2014:

	Life & Group		Other
Three Months Ended March 31, 2015	Non-Core	Other	Non-Core

(In millions)

Net earned premiums	$138		$138
Net investment income	179	$6	185
Net operating loss	(15)	(19)	(34)
Net realized investment gains	2		2
Net loss from continuing operations	(13)	(19)	(32)

Three Months Ended March 31, 2014

Net earned premiums	$139		$139
Net investment income	171	$5	176
Net operating loss	(2)	(19)	(21)
Net realized investment gains	9	1	10
Net income (loss) from continuing operations	7	(18)	(11)

Net loss from continuing operations increased $21 million for the three months ended March  31, 2015 as compared with the same period in 2014, driven by unfavorable morbidity in CNA’s long term care business.

Diamond Offshore

Market Overview

    Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 35 offshore drilling rigs, excluding three rigs that Diamond Offshore plans to retire and scrap. Due to further deterioration in the market for offshore drilling rigs, Diamond Offshore has initiated a plan to scrap three mid-water semisubmersible rigs, the Ocean Saratoga, Ocean Worker and Ocean Yorktown, all of which are currently cold stacked. Diamond Offshore’s results for the first quarter of 2015 include a $359 million impairment charge related to the three retired rigs, two cold stacked mid-water semisubmersibles, the Ocean General and Ocean Nomad, and three additional rigs, the mid-water semisubmersibles the Ocean Ambassador and Ocean Lexington and the drillship the Ocean Clipper, which are planned to be cold stacked or scrapped after completion of their current contract terms.

    Diamond Offshore expects to take delivery of its fourth ultra-deepwater drillship, the Ocean BlackLion, in the second quarter of 2015. The drillship is then expected to mobilize to the Canary Islands to prepare for the commencement of its engagement in the U.S. Gulf of Mexico (“GOM”) later this year. The harsh environment, ultra-deepwater semisubmersible, the Ocean GreatWhite, is expected to be delivered in the first quarter of 2016. The service-life-extension project for the Ocean Confidence continues and the rig is expected to be available for drilling service in the near future.

    Current oil prices are well below the high levels reached in the summer of 2014 and remain volatile and unpredictable. As market fundamentals in the oil and gas industry remain depressed, independent and national oil companies, as well as exploration and production companies, have continued to scale back their already reduced 2015 capital spending plans. Thus far in 2015, rig tenders have been infrequent and the few that have occurred have generally been for short term or well-to-well work. Competition for a limited number of drilling jobs continues to be intense, with numerous offshore drillers vying for the same opportunities, including some contractors bidding multiple rigs on the same bid, and in some cases bidding rigs of both high and lower specifications on the same bid. Operators are continuing to attempt to sublet previously contracted rigs for which capital spending programs have been delayed or canceled. In addition, newbuild floaters continue to enter the market, many of which are not contracted, adding to the oversupply of rigs. With the shortage of work and an oversupply of rigs available for work, price competition remains intense, and some industry analysts are predicting further weakening in dayrates across the floater markets.

    In addition, as a result of the depressed market conditions and continued pessimistic outlook for the near term, certain of Diamond Offshore’s customers, as well as those of their competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. In addition to the potential for renegotiations, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract early after specified notice periods or permit the customer to terminate the contract early in the event of excessive downtime, sometimes resulting in no payment to Diamond Offshore or sometimes resulting in a contractually specified termination amount, which often does not fully compensate Diamond Offshore for the loss of the contract. During depressed market conditions, certain customers may be motivated to utilize such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations under circumstances where Diamond Offshore believes they are in compliance with the contracts. The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is adversely impacted.

    On February 20, 2015, a representative of PEMEX – Exploración y Producción (“PEMEX”), verbally informed Diamond Offshore of PEMEX’s intention to exercise its contractual right to terminate its drilling contracts on the Ocean Ambassador, the Ocean Nugget and the Ocean Summit, and to cancel its drilling contract on the Ocean Lexington, which contract is currently scheduled to commence in September of 2015. On May 4, 2015, Diamond Offshore received written notices of termination for the Ocean Nugget and the Ocean Summit. Diamond Offshore continues to engage in discussions with PEMEX regarding the four rigs.

    In addition, Petróleo Brasileiro S.A., (“Petrobras”), notified Diamond Offshore in the first quarter of 2015 that it has a right to terminate the drilling contract on the Ocean Baroness and has verbally informed Diamond Offshore that it does not intend to continue to use the rig. To date, Diamond Offshore has not received written notification of termination from Petrobras.

    Current depressed market conditions in the offshore drilling industry have materially impacted Diamond Offshore’s results of operations and cash flows in the first quarter of 2015. Diamond Offshore currently expects that these adverse market conditions will continue for the foreseeable future. The continuation of these conditions could result in more rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect Diamond Offshore’s business. When Diamond Offshore cold stacks a rig, they evaluate the rig for impairment.

    As of April 20, 2015, eight of Diamond Offshore’s rigs were not subject to a drilling contract with a customer, including seven rigs that have been cold stacked or are in the process of being cold stacked.

    Globally, the ultra-deepwater and deepwater floater markets continue to be depressed. The continuing oversupply of rigs, combined with diminished demand, has resulted in further declines in dayrates and the stacking, and in some cases scrapping, of rigs in all asset classes, and industry analysts expect offshore drillers to continue to scrap older, lower specification rigs.

    Newbuild rig deliveries and established rigs coming off contract continue to fuel an oversupply of floaters in both the ultra-deepwater and deepwater markets. Based on industry data, there are approximately 53 competitive, or non-owner-operated, newbuild floaters on order. Based on industry reports, nine of the 20 newbuilds scheduled for delivery in 2015, as well as 15 of the 20 newbuilds scheduled for delivery in 2016, are not contracted for future work. Eleven of the 12 newbuilds scheduled for delivery in 2017, as well as the one newbuild on order for delivery in 2018, are also not contracted. In addition, industry reports indicate that Petrobras, Diamond Offshore’s largest single customer based on 2014 annual consolidated revenues, currently has 17 rigs under construction with two scheduled for delivery in 2015. Industry reports also indicate that only 13 to 17 of the estimated 29 originally planned Petrobras rigs will ultimately be built. The influx of newbuilds into the market, combined with established rigs coming off contract during 2015, is expected to contribute to further weakening of the ultra-deepwater and deepwater floater markets.

    Conditions in the mid-water market have varied by region, but have generally been adversely impacted by lower demand, the waterfall effect of declining dayrates in the ultra-deepwater and deepwater markets, the challenges experienced by lower specification rigs in this segment as a result of growing regulatory demands and more complex customer specifications, and the intensified competition resulting from the migration of some deepwater and ultra-deepwater rigs to compete against mid-water rigs. As higher specification rigs take the place of lower specification rigs, lower specification rigs may continue to be cold stacked or ultimately scrapped.

Impact of changes in tax laws or their interpretation

Diamond Offshore operates through various subsidiaries in a number of countries throughout the world. As a result, it is subject to highly complex tax laws, treaties and regulations in the jurisdictions in which it operates, which may change and are subject to interpretation. Changes in laws, treaties and regulations and the interpretation of such laws, treaties and regulations may put Diamond Offshore at risk for future tax assessments and liabilities which could be substantial and could have a material adverse effect on its financial condition and our results of operations and cash flows. Refer to Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of April 20, 2015 and February 9, 2015 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2014). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts, except as indicated in the footnotes to the tables below) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 20, 2015	February 9, 2015

(In millions)

Floaters:
Ultra-Deepwater (a) (b)	$5,167	$5,390
Deepwater (c)	617	748
Mid-Water (d)	438	611

Total Floaters	6,222	6,749
Jack-ups (e)	49	91

Total	$6,271	$6,840

(a)

As of April 20, 2015, ultra-deepwater floaters includes (i) $1.2 billion attributable to contracted operations offshore Brazil for the years 2015 to 2018; (ii) $584 million attributable to future work for the Ocean BlackLion for the years 2015 to 2019, which is under construction; and (iii) $641 million for the years 2016 to 2019 attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction.

(b)	As of April 20, 2015, ultra-deepwater floaters excludes $384 million attributable to the Ocean Baroness contracted to Petrobras. See discussion above.
(c)	As of April 20, 2015, deepwater floaters includes $163 million attributable to contracted operations offshore Brazil for the years 2015 to 2016.
(d)	As of April 20, 2015, mid-water floaters excludes $209 million attributable to the Ocean Ambassador and the Ocean Lexington. See discussion above.
(e)	As of April 20, 2015, jack-ups excludes $49 million attributable to the Ocean Nugget and the Ocean Summit. See discussion above.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of April 20, 2015:

Year Ended December 31	Total	2015 (a)	2016	2017	2018 - 2020

(In millions)

Floaters:
Ultra-Deepwater (b) (c)	$5,167	$1,173	$1,106	$1,199	$1,689
Deepwater (d)	617	361	208	48
Mid-Water (e)	438	171	147	120

Total Floaters	6,222	1,705	1,461	1,367	1,689
Jack-ups (f)	49	41	8

Total	$6,271	$1,746	$1,469	$1,367	$1,689

(a)	Represents a nine month period beginning April 1, 2015.
(b)

As of April 20, 2015, ultra-deepwater floaters includes (i) $348 million, $333 million, $332 million and $158 million for the years 2015, 2016, 2017 and 2018, attributable to contracted operations offshore Brazil; (ii) $12 million, $146 million and $146 million for the years 2015, 2016 and 2017 and $280 million in the aggregate for the years 2018 to 2019, attributable to future work for the Ocean BlackLion, which is under construction; and (iii) $90 million for the year 2016, $214 million for the year 2017 and $337 million in the aggregate for the years 2018 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.

(c)

As of April 20, 2015, ultra-deepwater floaters excludes $52 million, $114 million, $113 million and $105 million for the years 2015, 2016, 2017 and 2018 attributable to the Ocean Baroness contracted to Petrobras. See discussion above.

(d)	As of April 20, 2015, deepwater floaters includes $101 million and $62 million for the years 2015 and 2016, attributable to contracted operations offshore Brazil.
(e)

As of April 20, 2015, mid-water floaters excludes $70 million, $67 million, $58 million and $14 million for the years 2015, 2016, 2017 and 2018 attributable to the Ocean Ambassador and the Ocean Lexington. See discussion above.

(f)	As of April 20, 2015, jack-ups excludes $27 million and $22 million for the years 2015 and 2016 attributable to the Ocean Nugget and the Ocean Summit. See discussion above.

The following table reflects the percentage of rig days committed by year as of April 20, 2015. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for both rigs under construction.

Year Ended December 31	2015 (a) (b) (c)	2016 (b) (c)	2017 (c)	2018–2020 (c)

Floaters:
Ultra-Deepwater	89%	59%	54%	25%
Deepwater	56%	21%	5%
Mid-Water	22%	10%	8%
Total Floaters	57%	33%	27%	11%
Jack-ups	24%	3%

(a)	Represents a nine month period beginning April 1, 2015.
(b)

As of April 20, 2015, includes approximately 575 and 294 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for the remainder of 2015 and for the year 2016.

(c)

Excludes previously reported rig days attributable to the Ocean Baroness contracted to Petrobras and the Ocean Ambassador, the Ocean Nugget, the Ocean Summit and the Ocean Lexington contracted to PEMEX. See discussion above.

Dayrate and Utilization Statistics

Three Months Ended March 31	2015	2014

Revenue earning days (a)
Floaters:
Ultra-Deepwater	506	513
Deepwater	285	343
Mid-Water	663	1,029
Jack-ups	358	501

Utilization (b)
Floaters:
Ultra-Deepwater	51%	66%
Deepwater	45%	64%
Mid-Water	49%	64%
Jack-ups	66%	79%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$496,800	$401,200
Deepwater	486,500	427,000
Mid-Water	265,900	277,900
Jack-ups	92,400	93,800

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)

Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs, but excluding rigs under construction). As of March 31, 2015, Diamond Offshore’s cold stacked rigs included one deepwater semisubmersible, seven mid-water semisubmersibles and two jack-up rigs.

(c)	Average daily revenue is defined as total contract drilling revenue per revenue earning day including mobilization, demobilization and contract preparation revenue.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2015 and 2014 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2015	2014

(In millions)

Revenues:
Contract drilling revenues	$600	$685
Net investment income	1
Other revenues	26	25

Total	627	710

Expenses:
Contract drilling expenses	351	370
Other operating expenses
Impairment of assets	359
Other expenses	180	154
Interest	24	18

Total	914	542

Income (loss) before income tax	(287)	168
Income tax (expense) benefit	41	(27)
Amounts attributable to noncontrolling interests	120	(72)

Net income (loss) attributable to Loews Corporation	$(126)	$69

Contract drilling revenue decreased $85 million for the three months ended March 31, 2015 as compared with the 2014 period, and contract drilling expense decreased $19 million during the same period. Contract drilling revenue decreased primarily due a fleet-wide decrease in revenue earning days, partially offset by higher average daily revenue earned by both ultra-deepwater and deepwater fleets, including the effect of higher amortized mobilization and contract preparation fees. The decrease in contract drilling expense is primarily due to lower costs for labor and personnel, partially offset by higher mobilization costs and a net increase in other rig operating costs and overhead costs.

Revenue generated by ultra-deepwater floaters increased $46 million during the three months ended March 31, 2015 as compared with the 2014 period primarily as a result of higher average daily revenue of $48 million. Average daily revenue increased primarily due to revenue associated with incremental operations for the Ocean BlackHawk in the GOM and the Ocean Endeavor in Romania, a contract extension for the Ocean Rover at a higher dayrate than previously earned and a dayrate adjustment for the Ocean Courage, combined with incremental amortization of $8 million in mobilization and contract preparation fees. These increases were partially offset by a decrease in revenue earned by the Ocean Confidence due to downtime associated with a life-extension project and operational issues for the Ocean Baroness.

Revenue generated by deepwater floaters decreased $8 million during the three months ended March 31, 2015 as compared with the 2014 period primarily due to a decrease in utilization of $25 million, partially offset by higher average daily revenue earned of $17 million. The reduction in revenue earning days was the result of incremental downtime for the mobilization of rigs and unplanned downtime associated with the warm stacking of rigs between contracts, partially offset by additional revenue earning days for the Ocean Apex, which was placed into service in late 2014. The higher average daily revenue earned during the first quarter of 2015 includes $5 million of mobilization fee revenue earned by the Ocean Apex.

Revenue generated by mid-water floaters decreased $110 million during the three months ended March 31, 2015 as compared with the 2014 period primarily due to a decrease in utilization of $102 million and lower average daily revenue earned of $8 million. The decrease in revenue earning days is due to incremental downtime associated with cold stacked and retired rigs, partially offset by additional revenue earning days, primarily for the Ocean Patriot, which resumed operations in the fourth quarter of 2014 after completion of an enhancement project and the Ocean Quest, which operated in Vietnam during the first quarter of 2015, compared to the prior year quarter when the rig was stacked. There were also fewer incremental downtime days in the current period for mobilization, contract preparation activities and unplanned repairs.

Revenue generated by jack-up rigs decreased $13 million during the three months ended March 31, 2015 as compared with the same period in 2014 primarily due to the cold stacking of the Ocean Titan and the Ocean King in the second half of 2014.

Net results decreased $195 million during the three months ended March 31, 2015 as compared with the 2014 period primarily reflecting the impact of a $158 million (after tax and noncontrolling interests) asset impairment charge related to the carrying value of eight drilling rigs as well as lower rig utilization and increased depreciation expense.

Diamond Offshore’s effective tax rate decreased for the three months ended March 31, 2015 as compared with the 2014 period primarily due to differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, including asset impairments taken in various jurisdictions in 2015. The 2014 period also included the settlement of a dispute in Egypt for the years 2006 through 2008 for $6 million, resulting in a net reduction to income tax expense of $17 million.

Boardwalk Pipeline

Market Overview

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

Transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. Changes in certain longer term trends such as the development of gas production from the Marcellus and Utica production areas located in the northeastern U.S. and changes to related pipeline infrastructure have caused basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s natural gas pipeline systems (generally south to north and west to east) to narrow significantly, reducing the transportation rates and adversely impacting other contract terms that Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services. These conditions have had and Boardwalk Pipeline expects will continue to have a material adverse affect on Boardwalk Pipeline’s revenues, earnings and distributable cash flows. Demand to transport gas from north to south has increased, driven by increases in gas production from primarily the Marcellus and Utica production areas and growing demand for natural gas primarily in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in growth projects for Boardwalk Pipeline that require significant capital expenditures, among other things, to make parts of Boardwalk Pipeline’s system bi-directional, and in many instances, will utilize existing pipeline capacity that has been turned back to Boardwalk Pipeline by customers that have not renewed expiring contracts.

In response to changes in the natural gas industry, Boardwalk Pipeline is currently engaged in $1.6 billion of growth projects. These projects have lengthy planning and construction periods and as a result, will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to regulatory approval to commence construction, and these projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline cannot predict at this time. One of the more significant growth projects is the Coastal Bend Header project which will consist of an approximately 65-mile pipeline supply header to serve a planned liquefaction terminal in Freeport, Texas, as well as expansion and modifications to existing Gulf South pipeline facilities that will provide access to additional supply sources. In 2014, Boardwalk Pipeline executed precedent agreements with foundation shippers to transport approximately 1.4 Bcf of natural gas per day. This project, which is subject to approval by the Federal Energy Regulatory Commission (“FERC”), is expected to be placed into service in 2018 at a total cost of $720 million, of which less than $5 million has been spent to date. In addition, Boardwalk Pipeline has customer agreements in place for a number of other growth projects.

As disclosed in the Results of Operations by Business Segment – Boardwalk Pipeline of our Annual Report on Form 10-K for the year ended December 31, 2014, a substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. However, each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. Boardwalk Pipeline has generally seen the renewal of expiring transportation contracts at lower rates and for shorter terms than in the past which has materially adversely impacted transportation revenues. Capacity not renewed and available for sale on a short term basis has been and continues to be sold at rates reflective of basis spreads, which generally have been lower than historical rates, under short term firm or interruptible contracts, or in some cases not sold at all. Rates for short term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter term conditions such as current and forecasted weather. For example, the unusually cold winter weather in the first quarter of 2014 favorably impacted Boardwalk Pipeline’s short term firm and interruptible transportation services. The weather in the first quarter of 2015 was comparably warmer and the demand for short term firm and interruptible transportation services was not as strong.

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

During the first half of 2014, the futures market was significantly backwardated, partly reflecting the harsh weather conditions in late 2013 and early 2014 and Boardwalk Pipeline earned revenues from lending gas to customers under PAL services. Since then, the futures market has reverted to a contango market, although time period price spreads remain relatively narrow. Storage market fundamentals can be volatile in a relatively short period of time. Based on the current narrowing of time period price spreads and fewer market participants due to a decrease in the number of marketers taking storage positions, Boardwalk Pipeline is continuing to experience weakened demand for its storage and PAL services.

Acquisition of the Evangeline Pipeline System

In October of 2014, Boardwalk Pipeline acquired Boardwalk Petrochemical, formerly known as Chevron Petrochemical Pipeline, LLC, which owns and operates the Evangeline ethylene pipeline system (“Evangeline”). Shortly after the acquisition, a leak was discovered on the pipeline and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order. The pipeline has been out of service in order to complete testing and remediation activities. Boardwalk Pipeline expects that the pipeline will be returned to service by the end of the second quarter of 2015, upon completion of all remediation activities and approval by PHMSA. The remediation is expected to cost approximately $24 million, of which $14 million has been incurred through March 31, 2015.

Gulf South Rate Case

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the FERC pursuant to Section 4 of the Natural Gas Act of 1938 (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates. On May 1, 2015, Gulf South moved the filed tariff rates into effect, subject to refund. Settlement discussions are ongoing with the FERC and Gulf South’s customers; however, the ultimate outcome and impact of the rate case on Boardwalk Pipeline’s earnings and cash flows for 2015 and beyond cannot be predicted at this time.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2015 and 2014 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2015	2014
(In millions)

Revenues:
Other revenue, primarily operating	$330	$357
Total	330	357
Expenses:
Operating	208	293
Interest	45	41
Total	253	334
Income before income tax	77	23
Income tax (expense) benefit	(16)	11
Amounts attributable to noncontrolling interests	(36)	(52)
Net income (loss) attributable to Loews Corporation	$25	$(18)

Total revenues decreased $27 million for the three months ended March 31, 2015 as compared with the 2014 period. This decrease is primarily due to lower transportation and PAL revenues of $11 million, generally due to the comparably warmer winter weather experienced in Boardwalk Pipeline’s market areas and the effects of the market and contract renewal conditions, partially offset by revenues from growth projects which were recently placed into service. Storage revenues were lower by $9 million primarily as a result of the effects of unfavorable market conditions on time period price spreads.

Operating expenses decreased $85 million for the three months ended March 31, 2015 as compared with the 2014 period. This decrease is primarily due to a $94 million prior year charge to write off all capitalized costs associated with the Bluegrass project, partially offset by a $12 million increase in depreciation expense due to a higher depreciable asset base and a $4 million increase in general and administrative costs primarily due to employee related costs. Interest expense increased $4 million due to higher average debt balances as compared to the 2014 period and lower capitalized interest related to capital projects.

Net income for the three months ended March 31, 2015 increased $43 million as compared with the 2014 period, primarily reflecting the prior year Bluegrass charge of $55 million (after tax and noncontrolling interests) partially offset by the lower revenues discussed above.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2015 and 2014 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2015	2014

(In millions)

Revenues:
Operating revenue	$120	$85
Revenues related to reimbursable expenses	19	20

Total	139	105

Expenses:
Operating	112	77
Reimbursable expenses	19	20
Depreciation	11	8
Equity income from joint ventures	(18)	(6)
Interest	5	1

Total	129	100

Income before income tax	10	5
Income tax expense	(5)	(2)

Net income attributable to Loews Corporation	$5	$3

Operating revenues increased $35 million for the three months ended March 31, 2015 as compared with the 2014 period primarily due to the acquisition of one hotel during the first three months of 2015 and three hotels during the last six months of 2014.

Operating expenses increased $35 million for the three months ended March 31, 2015 as compared with the 2014 period primarily due to the acquisition of four hotels.

Equity income from joint venture properties increased $12 million for the three months ended March 31, 2015 as compared with the 2014 period, primarily due to both improved performance of the three existing Universal Orlando properties as well as a full quarter in 2015 of the Cabana Bay Beach Resort operations as compared to a partial opening in March of 2014.

Interest expense increased $4 million for the three months ended March 31, 2015 as compared with the 2014 period primarily due to the refinancing of a $125 million mortgage loan for a new $300 million mortgage loan in the third quarter of 2014 and incremental interest expense from property-level debt incurred to fund acquisitions.

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

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2015 and 2014 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2015	2014

(In millions)

Revenues:
Net investment income	$29	$51
Other revenues	1	2

Total	30	53

Expenses:
Operating	21	18
Interest	18	18

Total	39	36

Income (loss) before income tax	(9)	17
Income tax (expense) benefit	4	(6)

Net income (loss) attributable to Loews Corporation	$(5)	$11

Net investment income decreased by $22 million for the three months ended March 31, 2015 as compared with the 2014 period, primarily due to lower performance of equity based investments and fixed income investments in the trading portfolio, partially offset by improved results from limited partnership investments.

Net results decreased $16 million for the three months ended March 31, 2015 as compared with the 2014 period primarily due to the change in revenues discussed above.

Discontinued Operations

Losses from discontinued operations (after tax and noncontrolling interests) were $206 million for the three months ended March 31, 2014 and included a ceiling test impairment charge of $19 million from HighMount, an impairment charge of $193 million recorded in connection with the sale of the CAC business and income from CAC operations of $7 million.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For the three months ended March 31, 2015, net cash provided by operating activities was $94 million as compared with $168 million for the same period in 2014. Cash provided by operating activities reflected decreased receipts relating to returns on limited partnerships, partially offset by lower net claim payments. Additionally, cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

Net cash provided by investing activities was $526 million for the three months ended March 31, 2015, as compared with net cash used of $354 million for the same period in 2014. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments. For the three months ended March 31, 2015, net cash used by financing activities was $603 million as compared with net cash provided of $210 million for the same period in 2014. Cash used by financing activities reflected an increased special shareholder dividend as compared to the same period in 2014. Additionally, in the first quarter of 2014, CNA issued $550 million of senior notes.

CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term. There are currently no amounts outstanding under CNA’s $250 million senior unsecured revolving credit facility and no borrowings outstanding through CNA’s membership in the Federal Home Loan Bank of Chicago.

A quarterly dividend of $0.25 per share and a special dividend of $2.00 per share of CNA’s common stock were declared and paid in the first quarter of 2015. On May 1, 2015, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share, payable June 3, 2015 to shareholders of record on May 18, 2015. The declaration and payment of future dividends is at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Diamond Offshore

Cash and investments totaled $198 million at March 31, 2015, compared to $250 million at December 31, 2014. During the first three months of 2015, Diamond Offshore paid regular cash dividends totaling $17 million. On May 1, 2015, Diamond Offshore declared a regular quarterly dividend of $0.125 per share.

Cash provided by operating activities for the three months ended March 31, 2015 decreased $142 million compared to the 2014 period, primarily due to a decrease in cash receipts from contract drilling services of $129 million and an increase in cash payments for contract drilling expenses, including mobilization and contract preparation costs of $20 million, partially offset by lower cash income taxes paid of $6 million, net of refunds.

Diamond Offshore is currently obligated under separate agreements in connection with two ongoing rig construction projects. The Ocean BlackLion, an ultra-deepwater drillship, is expected to be delivered in the second quarter of 2015, at which time the final installment of $395 million is due. The estimated total project cost, including shipyard costs, capital spares, commissioning, project management and shipyard supervision, is $655 million, of which $213 million has been spent as of March 31, 2015.

The construction of the ultra-deepwater floater, the Ocean GreatWhite, continues with delivery expected in the first quarter of 2016. The estimated total project cost, including shipyard costs, capital spares, commissioning, project management and shipyard supervision, is $764 million, of which $202 million has been spent as of March 31, 2015.

For 2015, Diamond Offshore has budgeted approximately $920 million for capital expenditures of which approximately $630 million is expected to be spent on current rig construction projects. During the first three months of 2015, Diamond Offshore incurred $69 million in project-related expenses, including accrued expenditures. Diamond Offshore’s 2015 capital spending program also includes an estimated $290 million for ongoing capital maintenance and replacement programs of which $80 million has been incurred as of March 31, 2015.

Depending on market and other conditions, Diamond Offshore may purchase shares of its outstanding common stock in the open market or otherwise. Diamond Offshore did not purchase any shares of its outstanding common stock during the three months ended March 31, 2015. During the three months ended March 31, 2014, Diamond Offshore purchased 1.9 million shares of its outstanding common stock at an aggregate cost of $86 million.

Diamond Offshore has a $1.5 billion senior unsecured revolving credit facility, to be used for general corporate purposes, which matures in 2019. Diamond Offshore also has the option to increase the revolving commitments under the credit agreement by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request up to two additional one-year extensions of the maturity date. The entire amount of the facility is available, subject to its terms, for revolving loans. As of March 31, 2015, there were no loans or letters of credit outstanding under the credit agreement.

In April of 2015, Standard & Poor’s (“S&P”) revised its outlook on Diamond Offshore from negative to stable and lowered its corporate credit and unsecured debt ratings from A- to BBB+. Diamond Offshore’s current credit rating is A3 for Moody’s Investors Service, Inc. (“Moody’s”). In February of 2015, Moody’s and S&P assigned short term credit ratings of Prime-2 and A2 to Diamond Offshore’s commercial paper program. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. A downgrade in Diamond Offshore’s credit ratings could impact its cost of issuing additional debt and the amount of additional debt that it could issue, a series of downgrades or a substantial downgrade could restrict Diamond Offshore’s access to capital markets and its ability to raise additional debt or rollover existing maturities. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), and as a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of DOIL to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. To the extent available, Diamond Offshore expects to utilize the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore to meet each entity’s respective working capital requirements and capital commitments. However, in light of the significant cash requirements of Diamond Offshore’s capital expansion program in the remainder of 2015 and in 2016, Diamond Offshore may also make use of its credit facility or commercial paper program to finance its capital expenditures and working capital requirements. In addition, Diamond Offshore will make periodic assessments of its capital spending programs based on industry conditions and will make adjustments if required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current credit ratings, current market conditions and other factors beyond its control.

Boardwalk Pipeline

At March 31, 2015 and December 31, 2014, cash amounted to $30 million and $8 million. Funds from operations for the three months ended March 31, 2015 amounted to $147 million, compared to $136 million for the 2014 period. For the three months ended March 31, 2015 and 2014, Boardwalk Pipeline’s capital expenditures were $62 million and $66 million. Boardwalk Pipeline expects total capital expenditures to be approximately $570 million in 2015, primarily related to growth projects and increased pipeline system maintenance expenditures.

In February of 2015, Boardwalk Pipeline repaid at maturity the entire $275 million aggregate principal amount of its 5.1% senior notes.

In March of 2015, Boardwalk Pipeline completed a public offering of an additional $250 million in aggregate principal amount of its 5.0% senior notes due December 15, 2024. Boardwalk Pipeline originally issued $350 million aggregate principal amount of its 5.0% senior notes due December 15, 2024, in November of 2014. Boardwalk Pipeline intends to use the net proceeds from this offering to retire a portion of the outstanding $250 million aggregate principal amount of 4.6% notes due June 1, 2015.

In the first quarter of 2015, Boardwalk Pipeline sold 6.7 million common units under an equity distribution agreement between Boardwalk Pipeline and certain broker-dealers, which resulted in net proceeds of $109 million, including a $2 million contribution from us to maintain our 2% general partner interest. In April of 2015, Boardwalk Pipeline sold an additional 0.4 million common units and received net proceeds of $6 million.

Boardwalk Pipeline’s revolving credit facility, which matures in April of 2017, has aggregate lending commitments of $1.0 billion. As of May 1, 2015, Boardwalk Pipeline had no outstanding borrowings under its revolving credit facility resulting in an available borrowing capacity of $1.0 billion and is in compliance with all covenant requirements under the credit facility.

Boardwalk Pipeline anticipates that for 2015 its existing capital resources, including the revolving credit facility, cash flows from operating activities, the sale and issuance of common units under its equity distribution agreement and the subordinated loan agreement with a subsidiary of the Company to provide $300 million of financing will be adequate to fund its operations, including its planned capital expenditures. The subordinated loan agreement provides for a draw period through December 31, 2015 and matures in July of 2024, subject to certain mandatory pre-payment requirements. Boardwalk Pipeline may seek to access the capital markets to fund some or all capital expenditures for future growth projects or acquisitions, or to repay or refinance all or a portion of its indebtedness, a significant amount of which matures in the next four years. Boardwalk Pipeline currently has no outstanding borrowings under the subordinated loan agreement, however, it does expect to borrow under the agreement prior to the borrowing expiration date of December 31, 2015.

Loews Hotels

Cash and investments totaled $54 million at March 31, 2015, as compared to $84 million at December 31, 2014. In 2015, Loews Hotels paid approximately $330 million to acquire two hotel properties, funded with capital contributions from us. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables at March 31, 2015 totaled $5.5 billion, as compared to $5.1 billion at December 31, 2014. During the three months ended March 31, 2015, we received $567 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included, among other corporate overhead costs, the payment of $67 million to fund treasury stock purchases, $24 million to purchase shares of Diamond Offshore, $23 million of cash dividends to our shareholders and net cash contributions of approximately $170 million to our subsidiaries.

As of March 31, 2015, there were 371,422,444 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the three months ended March 31, 2015, we purchased 1.8 million shares of Loews common stock and 0.9 million shares of Diamond Offshore.

In April of 2015, Fitch Ratings, Inc. downgraded our unsecured debt rating from A+ to A and the outlook remains stable. Our current unsecured debt ratings are A2 for Moody’s and A+ for S&P with a stable outlook for both. We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities. From time to time, we consider issuance of Parent Company indebtedness under this registration statement.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

Three Months Ended March 31	2015	2014

(In millions)

Fixed maturity securities:
Taxable	$342	$352
Tax-exempt	101	100

Total fixed maturity securities	443	452
Limited partnership investments	114	73
Other, net of investment expense	1	1

Net investment income before tax	$558	$526

Net investment income after tax and noncontrolling interests	$354	$333

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	4.9%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.5%

Net investment income after tax and noncontrolling interests for the three months ended March 31, 2015 increased $21 million as compared with the same period in 2014. The increase was driven by limited partnerships, which returned 3.9% as compared with 2.7% in the prior year period.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

Three Months Ended March 31	2015	2014

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$13	$14
States, municipalities and political subdivisions	(4)	23
Asset-backed	3	1

Total fixed maturity securities	12	38
Equity securities		5
Derivative securities	(1)
Short term investments and other	(1)	(1)

Total realized investment gains	10	42
Income tax expense	(1)	(15)
Amounts attributable to noncontrolling interests	(1)	(3)

Net realized investment gains attributable to Loews Corporation	$8	$24

Net realized investment gains decreased $16 million for the three months ended March 31, 2015 as compared with the same period in 2014. The decrease was primarily driven by lower net realized investment gains on sales of securities and higher OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.6% and 92.8% of which were rated as investment grade (rated BBB- or higher) as of March 31, 2015 and December 31, 2014. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from S&P and Moody’s in that order of preference. If a security is not rated by these rating agencies, CNA formulates an internal rating. As of March 31, 2015 and December 31, 2014, approximately 98% and 99% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table presents the ratings of CNA’s fixed maturity portfolio at fair value:

	March 31, 2015		December 31, 2014

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,829	9.4%	$3,882	9.5%
AAA	2,762	6.8	2,850	7.0
AA and A	19,732	48.6	19,998	49.1
BBB	11,277	27.8	11,093	27.2
Non-investment grade	3,005	7.4	2,945	7.2

Total	$40,605	100.0%	$40,768	100.0%

    Non-investment grade fixed maturity securities, as presented in the table below, include securities rated below BBB- by bond rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of CNA’s non-investment grade fixed maturity securities was $2.9 billion and $2.8 billion at March 31, 2015 and December 31, 2014. The following table presents the ratings of these securities at fair value:

	March 31, 2015		December 31, 2014

(In millions of dollars)

BB	$1,337	44.5%	$1,264	42.9%
B	833	27.7	847	28.8
CCC-C	613	20.4	616	20.9
D	222	7.4	218	7.4

Total	$3,005	100.0%	$2,945	100.0%

The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2015	Estimated Fair Value	%	Gross Unrealized Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$42	1.6%	$2	2.7%
AAA	230	9.3	7	9.9
AA	483	19.6	8	11.3
A	433	17.5	6	8.5
BBB	724	29.3	20	28.2
Non-investment grade	558	22.7	28	39.4

Total	$2,470	100.0%	$71	100.0%

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2015	Estimated Fair Value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$88	3.5%	$4	5.6%
Due after one year through five years	515	20.9	18	25.4
Due after five years through ten years	1,059	42.9	26	36.6
Due after ten years	808	32.7	23	32.4

Total	$2,470	100.0%	$71	100.0%

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

A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, CNA segregates investments for asset/liability management purposes. The segregated investments support the long term care and structured settlement liabilities in the Life & Group Non-Core business.

The effective durations of fixed maturity securities and short term investments are presented in the following table. Amounts presented are net of accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	March 31, 2015		December 31, 2014
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$14,928	10.3	$14,668	10.5
Other interest sensitive investments	27,126	4.1	27,748	4.0

Total	$42,054	6.3	$42,416	6.3

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Short Term Investments

The carrying values of the components of CNA’s Short term investments are presented in the following table:

	March 31, 2015	December 31, 2014

(In millions)

Short term investments:
Commercial paper	$665	$922
U.S. Treasury securities	529	466
Money market funds	171	206
Other	141	112

Total short term investments	$1,506	$1,706

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

•

the risks and uncertainties associated with CNA’s insurance reserves, as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2014, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

•

regulatory limitations, impositions and restrictions upon CNA, including with respect to CNA’s ability to increase premium rates, and the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies;

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

•	government policies regarding exploration and development of oil and gas reserves;

•	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

•	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

•	the worldwide political and military environment, including for example, in oil-producing regions and locations where Diamond Offshore’s offshore drilling rigs are operating or are under construction;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the GOM;

•	the availability, cost limits and adequacy of insurance and indemnification;

•

the impact of new pipelines, new gas supply sources and commodity price changes on competition and basis spreads on Boardwalk Pipeline’s pipeline systems, which may impact its ability to maintain or replace expiring gas transportation and storage contracts, to contract and physically make its pipeline systems bi-directional, and to sell short term capacity on its pipelines;

•

the costs of maintaining and ensuring the integrity and reliability of Boardwalk Pipeline’s pipeline systems; the need to remove pipeline and other assets from service as a result of such activities, and the timing and financial impacts of returning any such assets, including the Evangeline pipeline, to service;

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

•

potential changes in accounting requirements by the Financial Accounting Standards Board, the Securities and Exchange Commission or regulatory agencies for any of our subsidiaries’ industries which may cause us or our subsidiaries to revise their financial accounting and/or disclosures in the future, and which may change the way analysts measure our and our subsidiaries’ business or financial performance;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2015. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2015 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2015 - January 31, 2015	N/A	N/A	N/A	N/A

February 1, 2015 - February 28, 2015	N/A	N/A	N/A	N/A

March 1, 2015 - March 31, 2015	1,771,900	$40.31	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 5, 2015	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)