Form 10-Q
period 2015-06-30
LOEWS CORP
filed 2015-08-04
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer   X      Accelerated filer            Non-accelerated filer            Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                    No        X

Class	Outstanding at July 24, 2015
Common stock, $0.01 par value	363,081,509 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,321 and $37,469	$39,954	$40,885
Equity securities, cost of $783 and $733	756	728
Limited partnership investments	3,714	3,674
Other invested assets, primarily mortgage loans	768	731
Short term investments	5,856	6,014

Total investments	51,048	52,032
Cash	249	364
Receivables	8,097	7,770
Property, plant and equipment	15,917	15,611
Goodwill	373	374
Other assets	1,710	1,616
Deferred acquisition costs of insurance subsidiaries	621	600

Total assets	$78,015	$78,367

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,193	$23,271
Future policy benefits	9,360	9,490
Unearned premiums	3,815	3,592
Policyholders’ funds		27

Total insurance reserves	36,368	36,380
Payable to brokers	741	673
Short term debt	1,061	335
Long term debt	9,791	10,333
Deferred income taxes	773	893
Other liabilities	4,949	5,103

Total liabilities	53,683	53,717

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 373,203,709 and 372,934,540 shares	4	4
Additional paid-in capital	3,483	3,481
Retained earnings	15,747	15,515
Accumulated other comprehensive income	53	280

	19,287	19,280
Less treasury stock, at cost (7,572,200 shares)	(305)

Total shareholders’ equity	18,982	19,280
Noncontrolling interests	5,350	5,370

Total equity	24,332	24,650

Total liabilities and equity	$78,015	$78,367

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

(In millions, except per share data)

Revenues:
Insurance premiums	$1,735	$1,811	$3,422	$3,617
Net investment income	510	597	1,098	1,174
Investment gains (losses):
Other-than-temporary impairment losses	(31)	(5)	(43)	(7)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)

Net impairment losses recognized in earnings	(31)	(5)	(43)	(7)
Other net investment gains (losses)	29	(9)	51	35

Total investment gains (losses)	(2)	(14)	8	28
Contract drilling revenues	617	650	1,217	1,335
Other revenues	575	549	1,168	1,127

Total	3,435	3,593	6,913	7,281

Expenses:
Insurance claims and policyholders’ benefits	1,469	1,441	2,808	2,887
Amortization of deferred acquisition costs	314	335	617	664
Contract drilling expenses	344	395	695	765
Other operating expenses (Note 4)	879	750	2,128	1,657
Interest	134	126	265	248

Total	3,140	3,047	6,513	6,221

Income before income tax	295	546	400	1,060
Income tax expense	(48)	(145)	(104)	(248)

Income from continuing operations	247	401	296	812
Discontinued operations, net		(186)		(413)

Net income	247	215	296	399
Amounts attributable to noncontrolling interests	(77)	(99)	(17)	(224)

Net income attributable to Loews Corporation	$170	$116	$279	$175

Net income attributable to Loews Corporation:
Income from continuing operations	$170	$303	$279	$568
Discontinued operations, net		(187)		(393)

Net income	$170	$116	$279	$175

Basic and diluted net income per share:
Income from continuing operations	$0.46	$0.79	$0.75	$1.47
Discontinued operations, net		(0.49)		(1.02)

Net income	$0.46	$0.30	$0.75	$0.45

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted average shares outstanding:
Shares of common stock	369.61	385.72	371.21	386.53
Dilutive potential shares of common stock	0.36	0.65	0.36	0.68

Total weighted average shares outstanding assuming dilution	369.97	386.37	371.57	387.21

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Net income	$247	$215	$296	$399

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(4)	2	(5)	14
Net other unrealized gains (losses) on investments	(363)	270	(253)	507

Total unrealized gains (losses) on available-for-sale investments	(367)	272	(258)	521
Discontinued operations		10		15
Unrealized gains on cash flow hedges	1		4	3
Pension liability	43	(53)	47	(54)
Foreign currency	49	42	(47)	36

Other comprehensive income (loss)	(274)	271	(254)	521

Comprehensive income (loss)	(27)	486	42	920

Amounts attributable to noncontrolling interests	(48)	(126)	9	(277)

Total comprehensive income (loss) attributable to Loews Corporation	$(75)	$360	$51	$643

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2014	$24,906	$4	$3,607	$15,508	$339	$-	$5,448
Net income	399			175			224
Other comprehensive income	521				468		53
Dividends paid	(232)			(48)			(184)
Purchases of subsidiary stock from noncontrolling interests	(83)		(8)				(75)
Purchases of Loews treasury stock	(195)					(195)
Issuance of Loews common stock	5		5
Stock-based compensation	14		4				10
Other	20			(2)			22

Balance, June 30, 2014	$25,355	$4	$3,608	$15,633	$807	$(195)	$5,498

Balance, January 1, 2015	$24,650	$4	$3,481	$15,515	$280	$-	$5,370
Net income	296			279			17
Other comprehensive income	(254)				(228)		(26)
Dividends paid	(156)			(46)			(110)
Issuance of equity securities by subsidiary	115		(2)		1		116
Purchases of subsidiary stock from noncontrolling interests	(26)		3				(29)
Purchases of Loews treasury stock	(305)					(305)
Issuance of Loews common stock	7		7
Stock-based compensation	12		12
Other	(7)		(18)	(1)			12

Balance, June 30, 2015	$24,332	$4	$3,483	$15,747	$53	$(305)	$5,350

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2015	2014

(In millions)

Operating Activities:

Net income	$296	$399
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	803	1,112
Changes in operating assets and liabilities, net:
Receivables	(243)	(142)
Deferred acquisition costs	(8)	(10)
Insurance reserves	451	234
Other assets	(102)	(178)
Other liabilities	(120)	(106)
Trading securities	10	(117)

Net cash flow operating activities	1,087	1,192

Investing Activities:

Purchases of fixed maturities	(5,029)	(4,921)
Proceeds from sales of fixed maturities	2,859	2,919
Proceeds from maturities of fixed maturities	2,304	1,954
Purchases of equity securities	(30)	(11)
Proceeds from sales of equity securities	33	14
Purchases of limited partnership investments	(78)	(109)
Proceeds from sales of limited partnership investments	85	118
Purchases of property, plant and equipment	(1,227)	(1,152)
Dispositions	20	30
Change in short term investments	119	3
Other, net	(90)	(4)

Net cash flow investing activities	(1,034)	(1,159)

Financing Activities:

Dividends paid	(46)	(48)
Dividends paid to noncontrolling interests	(110)	(184)
Purchases of subsidiary stock from noncontrolling interests	(24)	(88)
Purchases of Loews treasury stock	(287)	(182)
Issuance of Loews common stock	7	5
Proceeds from sale of subsidiary stock	114	4
Principal payments on debt	(1,329)	(331)
Issuance of debt	1,503	766
Other, net	6	17

Net cash flow financing activities	(166)	(41)

Effect of foreign exchange rate on cash	(2)	2

Transfer of cash to assets of discontinued operations		(11)

Net change in cash	(115)	(17)
Cash, beginning of period	364	294

Cash, end of period	$249	$277

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

Loews segments are CNA Financial, including Specialty, Commercial, International and Other Non-Core; Diamond Offshore; Boardwalk Pipeline; Loews Hotels; and Corporate and other. See Note 9 for additional information on segments.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2015 and 2014.

Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2014 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 3.7 million, 2.2 million, 3.6 million and 2.1 million shares were not included in the diluted weighted average shares amounts for the three and six months ended June 30, 2015 and 2014 due to the exercise price being greater than the average stock price.

As of June 30, 2015, the Company had $20 million of goodwill related to its investment in Diamond Offshore. As a result of the continued deterioration of the market fundamentals in the oil and gas industry, the Company performed the first step of a goodwill impairment test as of June 30, 2015 comparing the fair market value of the Company’s investment in Diamond Offshore to book value. No impairment charge was required based on passing the first step of the impairment test. Due to the continued market decline subsequent to June 30, 2015, the Company may be required to record an impairment charge in the near future.

On August 1, 2014, CNA completed the sale of Continental Assurance Company (“CAC”), its former life insurance subsidiary and on September 30, 2014, the Company sold HighMount Exploration & Production LLC (“HighMount”), its natural gas and oil exploration and production subsidiary. The results of these sold businesses are reflected as discontinued operations in the Consolidated Condensed Statements of Income as further discussed in Note 12.

Updated accounting guidance not yet adopted – In May of 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-09, “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts.” The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The updated guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. This update was effective for annual reporting periods beginning after December 15, 2016, including interim periods, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements. In July of 2015, the FASB voted to approve a one year deferral of the effective date of ASU 2014-09. The FASB expects to issue a final ASU formally amending the effective date by the end of the third quarter of 2015.

2.  Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

(In millions)

Fixed maturity securities	$452	$451	$895	$903
Short term investments		1	3	2
Limited partnership investments	50	116	210	203
Equity securities	3	3	6	5
Income (loss) from trading portfolio (a)	11	30	(4)	70
Other	9	10	17	18

Total investment income	525	611	1,127	1,201
Investment expenses	(15)	(14)	(29)	(27)

Net investment income	$510	$597	$1,098	$1,174

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(10), $40, $(17) and $60 for the three and six months ended June 30, 2015 and 2014.

Investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

(In millions)

Fixed maturity securities	$(12)	$(19)		$19
Equity securities	(1)		$(1)	5
Derivative instruments	11	1	10	1
Short term investments and other		4	(1)	3

Investment gains (losses) (a)	$(2)	$(14)	$8	$28

(a)	Includes gross realized gains of $36, $20, $70 and $78 and gross realized losses of $49, $39, $71 and $54 on available-for-sale securities for the three and six months ended June 30, 2015 and 2014.

The components of net other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$11	$2	$16	$3
States, municipalities and political subdivisions	13		18
Asset-backed:
Residential mortgage-backed	5	1	6	2
Other asset-backed	1	1	1	1

Total asset-backed	6	2	7	3

Total fixed maturities available-for-sale	30	4	41	6

Equity securities available-for-sale:
Common stock		1	1	1
Short term investments	1		1

Net OTTI losses recognized in earnings	$31	$5	$43	$7

The amortized cost and fair values of securities are as follows:

June 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$16,879	$1,337	$ 88	$18,128
States, municipalities and political subdivisions	11,707	1,186	40	12,853
Asset-backed:
Residential mortgage-backed	4,940	175	15	5,100	$(46)
Commercial mortgage-backed	2,186	77	12	2,251	(2)
Other asset-backed	1,044	12	1	1,055

Total asset-backed	8,170	264	28	8,406	(48)
U.S. Treasury and obligations of government-sponsored enterprises	24	5		29
Foreign government	387	13	1	399
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,200	2,807	157	39,850	(48)
Fixed maturities trading	121		17	104

Total fixed maturities	37,321	2,807	174	39,954	(48)

Equity securities:
Common stock	54	8	2	60
Preferred stock	154	4	2	156

Equity securities available-for-sale	208	12	4	216	-
Equity securities trading	575	74	109	540

Total equity securities	783	86	113	756	-

Total	$38,104	$2,893	$ 287	$40,710	$(48)

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,226	$1,721	$61	$18,886
States, municipalities and political subdivisions	11,285	1,463	8	12,740
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	$(53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235

Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government- sponsored enterprises	26	5		31
Foreign government	438	16		454
Redeemable preferred stock	39	3		42

Fixed maturities available-for-sale	37,332	3,530	97	40,765	(55)
Fixed maturities trading	137		17	120

Total fixed maturities	37,469	3,530	114	40,885	(55)

Equity securities:
Common stock	38	9		47
Preferred stock	172	5	2	175

Equity securities available-for-sale	210	14	2	222	-
Equity securities trading	523	96	113	506

Total equity securities	733	110	115	728	-

Total	$38,202	$3,640	$229	$41,613	$(55)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. As of June 30, 2015 and December 31, 2014, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $917 million and $1.2 billion. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core business would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

June 30, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 3,217	$73	$ 152	$15	$ 3,369	$88
States, municipalities and political subdivisions	1,523	34	143	6	1,666	40
Asset-backed:
Residential mortgage-backed	451	6	167	9	618	15
Commercial mortgage-backed	557	9	61	3	618	12
Other asset-backed	135	1	18		153	1

Total asset-backed	1,143	16	246	12	1,389	28
U.S. Treasury and obligations of government-sponsored enterprises	3				3
Foreign government	20	1	1		21	1

Total fixed maturity securities	5,906	124	542	33	6,448	157

Common stock	21	2			21	2
Preferred stock	17	2			17	2

Total	$ 5,944	$128	$ 542	$33	$ 6,486	$161

December 31, 2014

(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,330	$46	$ 277	$15	$ 1,607	$61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7		614	10

Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government-sponsored enterprises	3		4		7
Foreign government	3		3		6
Redeemable preferred stock	3				3

Total fixed maturity securities	2,838	68	706	29	3,544	97
Preferred stock	17	2	1		18	2

Total	$2,855	$70	$ 707	$29	$ 3,562	$99

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2015.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2015 and 2014 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

(In millions)

Beginning balance of credit losses on fixed maturity securities	$61	$69	$62	$74
Reductions for securities sold during the period	(2)	(3)	(3)	(5)
Reductions for securities the Company intends to sell or more likely than not will be required to sell				(3)

Ending balance of credit losses on fixed maturity securities	$59	$66	$59	$66

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	June 30, 2015		December 31, 2014

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$1,539	$1,559	$2,479	$2,511
Due after one year through five years	7,523	7,972	9,070	9,621
Due after five years through ten years	14,099	14,549	12,055	12,584
Due after ten years	14,039	15,770	13,728	16,049

Total	$37,200	$39,850	$37,332	$40,765

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

	June 30, 2015			December 31, 2014

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Foreign exchange:
Currency forwards – short	$ 3			$ 70		$ (5)

Without hedge designation:

Equity markets:
Options – purchased	163	$9		544	$24
– written	397		$ (11)	292		(21)
Equity swaps and warrants – long	10	2		10	2
Futures – long	74		(1)
Futures – short	208			130	2
Foreign exchange:
Currency forwards – long	110		(1)	109		(3)
– short	78			88	2
Currency options – long	446	11		151	7
– short	279		(2)
Embedded derivative on funds withheld liability	183	6		184		(3)

Investment Commitments

As of June 30, 2015, the Company had committed approximately $295 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of June 30, 2015, the Company had commitments to purchase or fund additional amounts of $134 million and sell $79 million under the terms of such securities.

3.  Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

●	Level 1 – Quoted prices for identical instruments in active markets.

●

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

Prices may fall within Level 1, 2 or 3 depending upon the methodology and inputs used to estimate fair value for each specific security. In general, the Company seeks to price securities using third party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using a methodology and inputs the Company believes market participants would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted by the Company.

The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures include: (i) the review of pricing service or broker pricing methodologies, (ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, (iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria, (iv) detailed analysis, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities and (v) pricing validation, where prices received are compared to prices independently estimated by the Company.

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

June 30, 2015	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$28	$17,959	$141	$18,128
States, municipalities and political subdivisions		12,768	85	12,853
Asset-backed:
Residential mortgage-backed		4,893	207	5,100
Commercial mortgage-backed		2,164	87	2,251
Other asset-backed		565	490	1,055

Total asset-backed		7,622	784	8,406
U.S. Treasury and obligations of government-sponsored enterprises	28	1		29
Foreign government	32	367		399
Redeemable preferred stock	24	11		35

Fixed maturities available-for-sale	112	38,728	1,010	39,850
Fixed maturities trading		15	89	104

Total fixed maturities	$112	$38,743	$1,099	$39,954

Equity securities available-for-sale	$139	$61	$16	$216
Equity securities trading	539		1	540

Total equity securities	$678	$61	$17	$756

Short term investments	$4,876	$900		$5,776
Other invested assets	103	43		146
Receivables		11		11
Life settlement contracts			$75	75
Payable to brokers	(521)	(5)		(526)

December 31, 2014	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$32	$18,692	$162	$18,886
States, municipalities and political subdivisions		12,646	94	12,740
Asset-backed:
Residential mortgage-backed		5,044	189	5,233
Commercial mortgage-backed		2,061	83	2,144
Other asset-backed		580	655	1,235

Total asset-backed		7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3		31
Foreign government	41	413		454
Redeemable preferred stock	30	12		42

Fixed maturities available-for-sale	131	39,451	1,183	40,765
Fixed maturities trading		30	90	120

Total fixed maturities	$131	$39,481	$1,273	$40,885

Equity securities available-for-sale	$145	$61	$16	$222
Equity securities trading	505		1	506

Total equity securities	$650	$61	$17	$728

Short term investments	$4,989	$963		$5,952
Other invested assets	102	41		143
Receivables	2	7		9
Life settlement contracts			$82	82
Payable to brokers	(546)	(6)		(552)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2015	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, June 30	Held at June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$186	$(2)	$(1)			$(7)		$(35)	$141	$(3)
States, municipalities and political subdivisions	86					(1)			85
Asset-backed:
Residential mortgage-backed	232	1	(2)			(11)		(13)	207
Commercial mortgage-backed	64	1	(1)	$9		(1)	$17	(2)	87
Other asset-backed	553	2	1	47	$(90)	(17)		(6)	490

Total asset-backed	849	4	(2)	56	(90)	(29)	17	(21)	784	-

Fixed maturities available-for-sale	1,121	2	(3)	56	(90)	(37)	17	(56)	1,010	(3)
Fixed maturities trading	89								89

Total fixed maturities	$1,210	$2	$(3)	$56	$(90)	$(37)	$17	$(56)	$1,099	$(3)

Equity securities available-for-sale	$13		$3						$16
Equity securities trading	1								1

Total equity securities	$14	$-	$3	$-	$-	$-	$-	$-	$17	$-

Life settlement contracts	$79	$4				$(8)			$75	$(2)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2014	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, June 30	Held at June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$189	$1		$21	$(6)	$(5)	$5	$(11)	$194
States, municipalities and political subdivisions	86	1	$1	1	(10)				79
Asset-backed:
Residential mortgage-backed	359	(24)	47	22	(174)	(19)		(26)	185
Commercial mortgage-backed	126	1	1		(60)	(1)	12	(20)	59
Other asset-backed	439		4	229	(28)	(18)			626	$(1)

Total asset-backed	924	(23)	52	251	(262)	(38)	12	(46)	870	(1)

Fixed maturities available-for-sale	1,199	(21)	53	273	(278)	(43)	17	(57)	1,143	(1)
Fixed maturities trading	85	6							91	6

Total fixed maturities	$1,284	$(15)	$53	$273	$(278)	$(43)	$17	$(57)	$1,234	$5

Equity securities available-for-sale	$2								$2
Equity securities trading	2	$1		$1					4	$1

Total equity securities	$4	$1	$-	$1	$-	$-	$-	$-	$6	$1

Life settlement contracts	$87	$12				$(13)			$86	$1
Derivative financial instruments, net	(4)	1			$1			$2	-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers into Level 3	Transfers out of Level 3		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2015	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements			Balance, June 30	Held at June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$162	$(1)	$(1)	$12	$(12)	$(21)	$37	$(35)	$141	$(3)
States, municipalities and political subdivisions	94	1				(10)			85
Asset-backed:
Residential mortgage-backed	189	2	(2)	72		(21)		(33)	207
Commercial mortgage-backed	83	2		15		(2)	17	(28)	87
Other asset-backed	655	3	10	82	(234)	(20)		(6)	490

Total asset-backed	927	7	8	169	(234)	(43)	17	(67)	784	-

Fixed maturities available-for-sale	1,183	7	7	181	(246)	(74)	54	(102)	1,010	(3)
Fixed maturities trading	90				(1)				89

Total fixed maturities	$1,273	$7	$7	$181	$(247)	$(74)	$54	$(102)	$1,099	$(3)

Equity securities available-for-sale	$16								$16
Equity securities trading	1								1

Total equity securities	$17	$-	$-	$-	$-	$-	$-	$-	$17	$-

Life settlement contracts	$82	$17				$(24)			$75	$(1)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2014	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, June 30	Held at June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$204	$2	$1	$26	$(10)	$(10)	$8	$(27)	$194
States, municipalities and political subdivisions	71	1	2	1	(10)		14		79
Asset-backed:
Residential mortgage-backed	331	(23)	62	47	(174)	(40)	21	(39)	185
Commercial mortgage-backed	151	2			(60)	(2)	12	(44)	59
Other asset-backed	446	1	4	377	(111)	(90)		(1)	626	$(1)

Total asset-backed	928	(20)	66	424	(345)	(132)	33	(84)	870	(1)

Fixed maturities available-for-sale	1,203	(17)	69	451	(365)	(142)	55	(111)	1,143	(1)
Fixed maturities trading	80	11							91	11

Total fixed maturities	$1,283	$(6)	$69	$451	$(365)	$(142)	$55	$(111)	$1,234	$10

Equity securities available-for-sale	$11	$3	$(4)		$(8)				$2
Equity securities trading	8			$2	(6)				4

Total equity securities	$19	$3	$(4)	$2	$(14)	$-	$-	$-	$6	$-

Life settlement contracts	$88	$22				$(24)			$86	$2
Separate account business	1							$(1)	-
Derivative financial instruments, net	(3)	1		$(2)	$2			2	-	2

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and six months ended June 30, 2015 there were no transfers between Level 1 and Level 2. During the three months ended June 30, 2014 there were $1 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the six months ended June 30, 2014 there were $24 million of transfers from Level 2 to Level 1 and $1 million of transfers from Level 1 to Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

Valuation Methodologies and Inputs

The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.

Fixed Maturity Securities

Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.

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

June 30, 2015	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

	(In millions)

Fixed maturity securities	$97	Discounted cash flow	Credit spread	2% – 13% (3%)

Life settlement contracts	75	Discounted cash flow	Discount rate risk premium Mortality assumption	9% 55% – 1,676% (165%)
December 31, 2014

Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% – 13% (3%)
Equity securities	16	Market approach	Private offering price	$12 – $4,391 per share ($600 per share)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium Mortality assumption	9% 55% – 1,676% (163%)

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

	Carrying Amount	Estimated Fair Value
June 30, 2015		Level 1	Level 2	Level 3	Total

(In millions)

Assets:
Other invested assets, primarily mortgage loans	$622			$640	$640

Liabilities:
Short term debt	1,060		$1,037	36	1,073
Long term debt	9,776		9,492	470	9,962

December 31, 2014

Assets:
Other invested assets, primarily mortgage loans	$588			$608	$608

Liabilities:
Short term debt	334		$255	84	339
Long term debt	10,320		10,299	420	10,719

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

4.  Property, Plant and Equipment

Diamond Offshore

Asset Impairment

In response to recently announced regulatory requirements in the U.S. Gulf of Mexico, as well as the continued deterioration of the market fundamentals in the oil and gas industry, including the dramatic decline in oil prices, significant cutbacks in customer capital spending plans and contract cancellations by customers, Diamond Offshore evaluated most of its mid-water semisubmersible rigs, one drillship and five jack-up rigs for impairment during the first quarter of 2015.

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

Based on this evaluation, Diamond Offshore determined that seven mid-water semisubmersibles and one drillship were impaired and an impairment loss was recognized aggregating $359 million ($158 million after tax and noncontrolling interests) for the six months ended June 30, 2015. The fair value of five of the impaired rigs was determined utilizing a market approach, which utilized the most recent contracted sales price for another of Diamond Offshore’s previously impaired mid-water semisubmersible rigs. The fair value of Diamond Offshore’s three remaining rigs (which were under contract with a customer at that time) was determined using an income approach, which utilized significant unobservable inputs, including assumptions related to estimated dayrate revenue, rig utilization and anticipated costs for the remainder of the current contract, as well as estimated proceeds that may be received on disposition of each rig, representative of a Level 3 fair value measurement.

Of the impaired rigs, three semisubmersible rigs were sold for scrap in the second quarter of 2015 and another three rigs are currently cold stacked or are expected to be cold stacked in the near term. Two of the remaining impaired rigs are currently under contract and are expected to be cold stacked or sold for scrap at the end of their respective contracts. During the second quarter of 2015, Diamond Offshore reviewed most of their mid-water semisubmersibles, which were not previously impaired, two ultra-deepwater semisubmersibles, one deepwater semisubmersible and five jack-up rigs for impairment. As of June 30, 2015, Diamond Offshore determined that further impairment had not occurred. The aggregate fair value of the impaired rigs was $4 million as of June 30, 2015 and is included in Property, plant and equipment on the Consolidated Condensed Balance Sheets.

Loews Hotels

In 2015, Loews Hotels has paid a total of approximately $330 million to acquire two hotels, funded with capital contributions from the Company.

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

Catastrophes are an inherent risk of the property and casualty insurance business and can contribute to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $60 million and $56 million for the three months ended June 30, 2015 and 2014 and $89 million and $130 million for the six months ended June 30, 2015 and 2014. Catastrophe losses in 2015 related primarily to U.S. weather-related events.

Net Prior Year Development

The following tables and discussion present net prior year development recorded for Specialty, Commercial and International segments.

Three Months Ended June 30, 2015	Specialty	Commercial	International	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(13)	$16	$(8)	$(5)
Pretax (favorable) unfavorable premium development	(2)	(11)	(2)	(15)

Total pretax (favorable) unfavorable net prior year development	$(15)	$5	$(10)	$(20)

Three Months Ended June 30, 2014

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$90	$(25)	$24
Pretax (favorable) unfavorable premium development	(2)	(6)	6	(2)

Total pretax (favorable) unfavorable net prior year development	$(43)	$84	$(19)	$22

Six Months Ended June 30, 2015

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(11)	$11	$(12)	$(12)
Pretax (favorable) unfavorable premium development	(8)	(12)	14	(6)

Total pretax (favorable) unfavorable net prior year development	$(19)	$(1)	$2	$(18)

Six Months Ended June 30, 2014

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(44)	$108	$(15)	$49
Pretax (favorable) unfavorable premium development	(8)	(24)	(1)	(33)

Total pretax (favorable) unfavorable net prior year development	$(52)	$84	$(16)	$16

Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the Specialty segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Medical professional liability	$(6)	$1	$8	$1
Other professional liability and management liability	(1)	(44)	(4)	(50)
Surety			1	1
Warranty	1		1
Other	(7)	2	(17)	4

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(13)	$(41)	$(11)	$(44)

Three Months

2015

Overall, favorable development in medical professional liability was primarily due to lower than expected severity for individual healthcare professionals and allied facilities in accident years 2009 through 2012. Unfavorable development was recorded related to increased claim frequency in the aging services business in accident years 2009 and 2010.

Favorable development of $38 million was recorded in other professional liability and management liability related to lower than expected severity for professional services primarily in accident years 2010 and prior. Unfavorable development of $37 million was recorded primarily related to increased claim frequency on public company management liability in accident years 2012 through 2014.

Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2014.

2014

Favorable development for other professional liability and management liability was primarily related to favorable outcomes on individual large claims in accident years 2009 and prior, which contributed to a lower estimate of ultimate severity. Additionally, there was lower than expected severity in accident years 2008 through 2011.

Six Months

2015

Overall, unfavorable development for medical professional liability was primarily related to increased claim frequency in the aging services business for accident years 2009 through 2014, partially offset by lower than expected severity in accident years 2010 and prior. Additional favorable development was due to lower than expected severity for individual healthcare professionals and allied facilities in accident years 2009 through 2012.

Favorable development of $41 million was recorded in other professional liability and management liability primarily related to lower than expected severity in accident years 2010 and prior for professional services. Unfavorable development of $37 million was recorded primarily related to increased claim frequency on public company management liability in accident years 2012 through 2014.

Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2014.

2014

Favorable development for other professional liability and management liability was primarily related to favorable outcomes on individual large claims in accident years 2009 and prior, which contributed to a lower estimate of ultimate severity. Additionally, there was lower than expected severity in accident years 2008 through 2011.

Commercial

The following table and discussion provide further detail of the development recorded for the Commercial segment. The majority of the 2014 unfavorable development relates to business classes which CNA has exited, but also includes Small Business where CNA has taken underwriting actions in an effort to improve profitability.

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Commercial auto	$7	$19	$7	$39
General liability	1	32	5	32
Workers’ compensation	24	39	23	50
Property and other	(16)		(24)	(13)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$16	$90	$11	$108

Three Months

2015

In the aggregate, the unfavorable loss development of $16 million was driven by an extra contractual obligation loss and losses associated with premium development. The reserve development discussed below was largely offsetting.

Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2008 through 2013.

Favorable development for property and other was primarily due to better than expected loss emergence from 2012 catastrophe events and better than expected claim frequency of large claims in accident year 2014.

2014

Unfavorable development for commercial auto was primarily related to increased claim frequency of large losses in accident years 2010 through 2013.

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

Six Months

2015

In addition to the favorable property development noted in the three month discussion, there was additional favorable development for property related to better than expected loss emergence from 2014 catastrophe events.

2014

Unfavorable development for commercial auto was primarily related to increased claim frequency of large losses in accident years 2010 through 2013. Additionally, unfavorable development was recorded for increased claim frequency in accident years 2012 and 2013 and higher than expected severity in accident years 2010 and 2011.

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

Overall, favorable development for property and other coverages in accident years 2011 and prior primarily related to fewer claims than expected and favorable individual claim settlements. Additionally, there was favorable development due to better than expected loss emergence in catastrophe losses in accident year 2013. Unfavorable development was recorded in accident year 2012 primarily related to higher than expected loss emergence in catastrophe losses.

International

The following table and discussion provide further detail of the development recorded for the International segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Medical professional liability				$1
Other professional liability	$(5)	$(14)	$(5)	(15)
Liability	(2)	(4)	(7)	(6)
Property & marine	(8)	(7)	(14)	1
Other	7		14	(6)
Commutations				10

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(8)	$(25)	$(12)	$(15)

Three Months

2015

Favorable development in property and marine was due to better than expected emergence in accident years 2012 through 2014.

Unfavorable development in other is due to large losses in financial institutions and political risk primarily in accident year 2014.

2014

Favorable development for other professional liability was primarily related to lower than expected severity in accident years 2011 and prior.

Six Months

2015

Favorable development in property and marine was due to better than expected emergence in accident years 2012 through 2014.

Unfavorable development in other is due to large losses in financial institutions and political risk primarily in accident year 2014.

2014

Favorable development for other professional liability was primarily related to lower than expected severity in accident years 2011 and prior.

Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years. Overall the commutations increased net operating income because of the release of the related allowance for doubtful accounts on reinsurance receivables.

Asbestos and Environmental Pollution Reserves

In 2010, Continental Casualty Company (“CCC”) together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy asbestos and environmental pollution (“A&EP”) liabilities were ceded to NICO (loss portfolio transfer or “LPT”). At the transaction effective date, CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.

Through December 31, 2013, CNA recorded $0.9 billion of additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the loss portfolio transfer exceeded the $2.2 billion consideration paid, resulting in a deferred retroactive reinsurance gain. This deferred gain is recognized in earnings in proportion to actual recoveries under the loss portfolio transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract. In a period in which the estimate of ceded losses is changed, the required change to the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception of the LPT.

The following table displays the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended June 30		Six Months Ended June 30

	2015	2014	2015	2014

(In millions)

Net A&EP adverse development before consideration of LPT	$150		$150
Provision for uncollectible third party reinsurance on A&EP

Additional amounts ceded under LPT	150		150
Retroactive reinsurance benefit recognized	(66)	$(1)	(71)	$(5)

Pretax impact of unrecognized deferred retroactive reinsurance benefit	$84	$(1)	$79	$(5)

The fourth quarter of 2014 A&EP reserve review was not completed in 2014 because additional information and analysis on inuring third party reinsurance recoveries were needed to finalize the review. The review was finalized in the second quarter of 2015. Unfavorable development was due to a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. The effect of the unrecognized deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits in the Consolidated Condensed Statements of Income.

As of June 30, 2015 and December 31, 2014, the cumulative amounts ceded under the LPT were $2.6 billion and $2.5 billion. The unrecognized deferred retroactive reinsurance benefit was $255 million and $176 million as of June 30, 2015 and December 31, 2014.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $3.1 billion and $3.4 billion at June 30, 2015 and December 31, 2014. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to CNA’s A&EP claims.

6.  Debt

Diamond Offshore

In the second quarter of 2015, Diamond Offshore issued $375 million in commercial paper supported by its existing $1.5 billion revolving credit facility. As of June 30, 2015, the commercial paper notes had a weighted average interest rate of 0.5% and a weighted average remaining term of eight days.

Diamond Offshore repaid $250 million aggregate principal amount of its 4.9% senior notes due July 1, 2015, primarily with funds obtained through the issuance of additional commercial paper.

Boardwalk Pipeline

In the first quarter of 2015, Boardwalk Pipeline completed a public offering of an additional $250 million aggregate principal amount of its 5.0% senior notes due December 15, 2024. Boardwalk Pipeline originally issued $350 million aggregate principal amount of its 5.0% senior notes due December 15, 2024 in November of 2014. During 2015, Boardwalk Pipeline used the net proceeds from this offering to retire all of the outstanding $250 million aggregate principal amount of 4.6% notes that matured on June 1, 2015 and repaid at maturity the entire $275 million aggregate principal amount of its 5.1% senior notes.

During 2015, Boardwalk Pipeline repaid the $200 million of outstanding borrowings and terminated all related commitments of their variable-rate term loan.

In May of 2015, Boardwalk Pipeline entered into an amended revolving credit agreement having aggregate lending commitments of $1.5 billion and a maturity date of May 2020. As of June 30, 2015, Boardwalk Pipeline had $400 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 1.4%.

7.  Shareholders’ Equity

Accumulated other comprehensive income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2014 and 2015:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Discontinued Operations	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, April 1, 2014	$29	$820	$21	$(2)	$(432)	$127	$563
Other comprehensive income before reclassifications, after tax of $(1), $(140), $(4), $(2), $0 and $0	2	257	3	3		42	307
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(6), $(2), $1, $27 and $0		13	7	(3)	(53)		(36)

Other comprehensive income (loss)	2	270	10	-	(53)	42	271
Amounts attributable to noncontrolling interests	(1)	(28)	(1)	(1)	7	(3)	(27)

Balance, June 30, 2014	$30	$1,062	$30	$(3)	$(478)	$166	$807

Balance, April 1, 2015	$31	$944	$-	$(3)	$(636)	$(38)	$298
Other comprehensive income (loss) before reclassifications, after tax of $2, $186, $0, $0, $(18) and $0	(4)	(370)			37	49	(288)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(5), $0, $0, $(4) and $0		7		1	6		14

Other comprehensive income (loss)	(4)	(363)	-	1	43	49	(274)
Amounts attributable to noncontrolling interests	1	38		(1)	(5)	(4)	29

Balance, June 30, 2015	$28	$619	$-	$(3)	$(598)	$7	$53

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Discontinued Operations	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2014	$23	$622	$(3)	$(4)	$(432)	$133	$339
Transfer to net assets of discontinued operations	(5)	(15)	20				-
Other comprehensive income before reclassifications, after tax of $(7), $(281), $(5), $(3), $0 and $0	14	521	5	5		36	581
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $8, $(5), $1, $26 and $0		(14)	10	(2)	(54)		(60)

Other comprehensive income (loss)	14	507	15	3	(54)	36	521
Amounts attributable to noncontrolling interests	(2)	(52)	(2)	(2)	8	(3)	(53)

Balance, June 30, 2014	$30	$1,062	$30	$(3)	$(478)	$166	$807

Balance, January 1, 2015	$32	$846	$-	$(6)	$(641)	$49	$280
Other comprehensive income (loss) before reclassifications, after tax of $2, $124, $0, $1, $(18) and $0	(5)	(251)		(2)	37	(47)	(268)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(5), $0, $(2), $(7) and $0		(2)		6	10		14

Other comprehensive income (loss)	(5)	(253)	-	4	47	(47)	(254)
Issuance of equity securities by subsidiary					1		1
Amounts attributable to noncontrolling interests	1	26		(1)	(5)	5	26

Balance, June 30, 2015	$28	$619	$-	$(3)	$(598)	$7	$53

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) and cash flow hedges related to discontinued operations	Discontinued operations, net
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Loews purchased 0.9 million shares of Diamond Offshore common stock at an aggregate cost of $24 million during the six months ended June 30, 2015. The Company’s percentage ownership interest in Diamond Offshore increased as a result of these transactions, from 52% to 53%. The Company’s carrying value exceeded the purchase price of the shares, resulting in an increase to Additional paid-in capital (“APIC”) of $3 million.

During the six months ended June 30, 2015, Boardwalk Pipeline sold 7.1 million common units under an equity distribution agreement with certain broker-dealers and received net proceeds of $115 million, including a $2 million contribution from the Company to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction, from 53% to 51%. The Company’s carrying value exceeded the issuance price of the common units, resulting in a decrease to APIC of $2 million and an increase to AOCI of $1 million.

Treasury Stock

The Company repurchased 7.6 million and 4.5 million shares of Loews common stock at aggregate costs of $305 million and $195 million during the six months ended June 30, 2015 and 2014.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Service cost	$4	$3	$8	$8
Interest cost	32	37	64	74
Expected return on plan assets	(49)	(52)	(97)	(105)
Amortization of unrecognized net loss	12	8	23	15
Regulatory asset decrease		1		1

Net periodic benefit cost	$(1)	$(3)	$(2)	$(7)

	Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Interest cost		$1	$1	$2
Expected return on plan assets	$(1)	(1)	(2)	(2)
Amortization of unrecognized prior service benefit	(3)	(7)	(5)	(13)
Amortization of unrecognized net loss	1		1
Curtailment gain		(86)		(86)

Net periodic benefit cost	$(3)	$(93)	$(5)	$(99)

In the second quarter of 2015, CNA eliminated future benefit accruals associated with the CNA Retirement Plan effective June 30, 2015. This amendment resulted in a $55 million curtailment which is a decrease in the plan benefit obligation liability and a reduction of the unrecognized actuarial losses included in AOCI. In connection with the curtailment, CNA remeasured the plan benefit obligation which resulted in an increase in the discount rate used to determine the benefit obligation from 3.9% to 4.0%.

In the second quarter of 2014, CNA eliminated certain postretirement medical benefits associated with the CNA Health and Group Benefits Program. This change is a negative plan amendment that resulted in an $86 million curtailment gain which is included in Other operating expenses in the Consolidated Condensed Statements of Income. In connection with the plan amendment, CNA remeasured the plan benefit obligation which resulted in a decrease to the discount rate used to determine the benefit obligation from 3.6% to 3.1%.

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

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 35 drilling rigs, including one newbuild rig which is under construction. On June 30, 2015, Diamond Offshore’s drilling rigs were located offshore seven countries in addition to the United States.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Revenues (a):

CNA Financial:
Property and Casualty:
Specialty	$904	$931	$1,821	$1,846
Commercial	883	936	1,778	1,882
International	220	244	426	503
Other Non-Core	320	329	654	672

Total CNA Financial	2,327	2,440	4,679	4,903
Diamond Offshore	632	701	1,259	1,411
Boardwalk Pipeline	299	295	629	652
Loews Hotels	167	112	306	217
Corporate and other	10	45	40	98

Total	$3,435	$3,593	$6,913	$7,281

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
Property and Casualty:
Specialty	$206	$246	$413	$449
Commercial	122	65	308	184
International	35	31	48	58
Other Non-Core	(198)	23	(290)	(25)

Total CNA Financial	165	365	479	666
Diamond Offshore	106	112	(181)	280
Boardwalk Pipeline (b)	38	54	115	77
Loews Hotels	14	9	24	14
Corporate and other	(28)	6	(37)	23

Total	$295	$546	$400	$1,060

Net income (loss) (a):

CNA Financial:
Property and Casualty:
Specialty	$124	$146	$247	$269
Commercial	72	39	182	112
International	19	18	28	33
Other Non-Core	(91)	32	(123)	21

Total CNA Financial	124	235	334	435
Diamond Offshore	45	42	(81)	111
Boardwalk Pipeline (b)	12	17	37	(1)
Loews Hotels	8	5	13	8
Corporate and other	(19)	4	(24)	15

Income from continuing operations	170	303	279	568
Discontinued operations, net		(187)		(393)

Total	$170	$116	$279	$175

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
Property and Casualty:
Specialty		$(5)	$4	$6
Commercial	$2	(5)	6	5
International	1	(3)	2
Other Non-Core	(5)	(1)	(4)	17

Total	$(2)	$(14)	$8	$28

Net income (loss):

CNA Financial:
Property and Casualty:
Specialty	$1	$(4)	$3	$3
Commercial		(6)	3	1
International		1	1	1
Other Non-Core	2		4	10

Total	$3	$(9)	$11	$15

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

11.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of June 30, 2015, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $260 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2015, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In the normal course of business, CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments CNA could be required to pay under these guarantees was approximately $2.0 billion as of June 30, 2015. CNA does not believe a payable is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Diamond Offshore

Diamond Offshore is financially obligated under a contract with Hyundai Heavy Industries, Co. Ltd. for the construction of a dynamically positioned, harsh environment semisubmersible drilling rig, with expected delivery in the second quarter of 2016. The total cost of the rig including shipyard costs, capital spares, commissioning, project management and shipyard supervision is estimated to be $764 million. The remaining contractual payment of $440 million is due upon delivery of the rig.

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

12.  Discontinued Operations

The Consolidated Condensed Statements of Income include discontinued operations of HighMount as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

(In millions)

Revenues:
Other revenue, primarily operating	$ 46	$ 101

Total	46	101

Expenses:
Other operating expenses
Impairment of natural gas and oil properties		29
Operating	56	111
Interest	3	5

Total	59	145

Loss before income tax	(13)	(44)
Income tax expense	(12)	(1)

Results of discontinued operations, net of income tax	(25)	(45)
Impairment loss, net of tax benefit of $92	(167)	(167)

Loss from discontinued operations	$ (192)	$ (212)

The Consolidated Condensed Statements of Income include discontinued operations of the CAC business as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

(In millions)

Revenues:
Net investment income	$ 39	$ 80
Investment gains	1	2

Total	40	82

Expenses:
Insurance claims and policyholders’ benefits	32	63
Other operating expenses	1	2

Total	33	65

Income before income tax	7	17
Income tax expense	(1)	(4)

Results of discontinued operations, net of income tax	6	13
Impairment loss, net of tax benefit of $41		(214)
Amounts attributable to noncontrolling interests	(1)	20

Income (loss) from discontinued operations	$ 5	$ (181)

13.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2015 and December 31, 2014, and consolidating statements of income information for the six months ended June 30, 2015 and 2014. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

June 30, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$45,332	$102		$100	$5,514		$51,048
Cash	145	10	$20	11	63		249
Receivables	7,365	537	123	45	121	$(94)	8,097
Property, plant and equipment	304	6,934	7,633	997	49		15,917
Deferred income taxes	283			2	146	(431)	-
Goodwill	116	20	237				373
Investments in capital stocks of subsidiaries					15,756	(15,756)	-
Other assets	835	268	324	261	10	12	1,710
Deferred acquisition costs of insurance subsidiaries	621						621

Total assets	$55,001	$7,871	$8,337	$1,416	$21,659	$(16,269)	$78,015

Liabilities and Equity:

Insurance reserves	$36,368						$36,368
Payable to brokers	196				$545		741
Short term debt	1	$625		$35	400		1,061
Long term debt	2,564	1,982	$3,493	471	1,281		9,791
Deferred income taxes	8	393	755	36		$(419)	773
Other liabilities	3,660	591	425	66	301	(94)	4,949

Total liabilities	42,797	3,591	4,673	608	2,527	(513)	53,683

Total shareholders’ equity	10,944	2,285	1,571	806	19,132	(15,756)	18,982
Noncontrolling interests	1,260	1,995	2,093	2			5,350

Total equity	12,204	4,280	3,664	808	19,132	(15,756)	24,332

Total liabilities and equity	$55,001	$7,871	$8,337	$1,416	$21,659	$(16,269)	$78,015

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,262	$234		$75	$5,461		$52,032
Cash	190	16	$8	9	141		364
Receivables	7,097	490	128	29	82	$(56)	7,770
Property, plant and equipment	280	6,949	7,649	671	62		15,611
Deferred income taxes	222			2	374	(598)	-
Goodwill	117	20	237				374
Investments in capital stocks of subsidiaries					15,974	(15,974)	-
Other assets	778	307	304	206	7	14	1,616
Deferred acquisition costs of insurance subsidiaries	600						600

Total assets	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Liabilities and Equity:

Insurance reserves	$36,380						$36,380
Payable to brokers	117	$5			$551		673
Short term debt		250		$85			335
Long term debt	2,561	1,981	$3,690	421	1,680		10,333
Deferred income taxes	11	514	732	36		$(400)	893
Other liabilities	3,713	792	400	17	421	(240)	5,103

Total liabilities	42,782	3,542	4,822	559	2,652	(640)	53,717

Total shareholders’ equity	11,457	2,359	1,558	431	19,449	(15,974)	19,280
Noncontrolling interests	1,307	2,115	1,946	2			5,370

Total equity	12,764	4,474	3,504	433	19,449	(15,974)	24,650

Total liabilities and equity	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,422						$3,422
Net investment income	1,058	$1			$39		1,098
Intercompany interest and dividends					650	$(650)	-
Investment gains	8						8
Contract drilling revenues		1,217					1,217
Other revenues	191	41	$629	$306	1		1,168

Total	4,679	1,259	629	306	690	(650)	6,913

Expenses:

Insurance claims and policyholders’ benefits	2,808						2,808
Amortization of deferred acquisition costs	617						617
Contract drilling expenses		695					695
Other operating expenses	697	696	423	272	40		2,128
Interest	78	49	91	10	37		265

Total	4,200	1,440	514	282	77	-	6,513

Income (loss) before income tax	479	(181)	115	24	613	(650)	400
Income tax (expense) benefit	(107)	22	(21)	(11)	13		(104)

Net income (loss)	372	(159)	94	13	626	(650)	296
Amounts attributable to noncontrolling interests	(38)	78	(57)				(17)

Net income (loss) attributable to Loews Corporation	$334	$(81)	$37	$13	$626	$(650)	$279

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,617						$3,617
Net investment income	1,076	$1			$97		1,174
Intercompany interest and dividends					512	$(512)	-
Investment gains	28						28
Contract drilling revenues		1,335					1,335
Other revenues	182	75	$652	$217	1		1,127

Total	4,903	1,411	652	217	610	(512)	7,281

Expenses:

Insurance claims and policyholders’ benefits	2,887						2,887
Amortization of deferred acquisition costs	664						664
Contract drilling expenses		765					765
Other operating expenses	596	329	494	200	38		1,657
Interest	90	37	81	3	37		248

Total	4,237	1,131	575	203	75	-	6,221

Income before income tax	666	280	77	14	535	(512)	1,060
Income tax (expense) benefit	(182)	(53)	1	(6)	(8)		(248)

Income from continuing operations	484	227	78	8	527	(512)	812
Discontinued operations, net	(201)				(212)		(413)

Net income	283	227	78	8	315	(512)	399
Amounts attributable to noncontrolling interests	(29)	(116)	(79)				(224)

Net income (loss) attributable to Loews Corporation	$254	$111	$(1)	$8	$315	$(512)	$175

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

●	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

●	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary);

●	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); and

●	operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

See below for a discussion of discontinued operations.

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income for the three months ended June 30, 2015 was $170 million, or $0.46 per share, compared to $116 million, or $0.30 per share, in the prior year period. Net income for the six months ended June 30, 2015 was $279 million, or $0.75 per share, compared to $175 million, or $0.45 per share, in the prior year period. Net income for the three and six month periods in 2014 included losses from discontinued operations of $187 million and $393 million reflecting the disposition by Loews of HighMount Exploration & Production, LLC (“HighMount”) and by CNA of its annuity and pension deposit business.

Income from continuing operations for the three months ended June 30, 2015 was $170 million, or $0.46 per share, compared to $303 million, or $0.79 per share, in the 2014 second quarter. Income from continuing operations decreased primarily due to lower earnings at CNA and less favorable performance of the parent company trading portfolio as a result of lower returns on equities and limited partnership investments.

CNA’s earnings decreased primarily due to an $84 million ($49 million after tax and noncontrolling interests) charge related to a retroactive reinsurance agreement to cede its legacy asbestos and environmental pollution liabilities (“LPT”). Under retroactive reinsurance accounting, amounts ceded through the LPT in excess of the consideration paid result in a deferred benefit that is recognized in income in proportion to paid recoveries over future periods. The year-over-year earnings comparison was also impacted by a gain of $86 million ($50 million after tax and noncontrolling interests) in 2014 from a postretirement plan curtailment. The decline in the second quarter of 2015 as compared to the prior year was partially offset by an improvement in net prior year development in CNA’s commercial business segment.

Diamond Offshore’s earnings were relatively flat as lower rig utilization and increased depreciation and interest expense were offset by significantly reduced contract drilling expenses.

Boardwalk Pipeline’s earnings decreased primarily as a result of lower parking and lending revenue and increased depreciation and interest costs. Boardwalk Pipeline recorded $12 million of higher transportation revenue due to business interruption insurance proceeds received and new rates taking effect as a result of the Gulf South rate case.

Loews Hotels’ earnings increased primarily due to higher income from joint venture properties.

Discontinued operations in 2014 included an impairment charge related to the divested HighMount business.

Income from continuing operations for the six months ended June 30, 2015 was $279 million, or $0.75 per share, compared to $568 million, or $1.47 per share, in the prior year period. Income from continuing operations decreased primarily due to lower earnings at CNA and Diamond Offshore.

CNA’s earnings decreased primarily due to the reasons discussed above.

Diamond Offshore’s earnings decreased primarily due to a $158 million (after tax and noncontrolling interests) asset impairment charge taken in the first quarter of 2015 related to the carrying value of eight drilling rigs as well as lower rig utilization and increased depreciation and interest expense.

Boardwalk Pipeline’s earnings increase stemmed from the impact in 2014 of a $55 million charge (after tax and noncontrolling interests) related to the write off of all capitalized costs associated with the terminated Bluegrass project. Absent this charge, earnings decreased primarily due to the unusually cold and sustained winter of 2014 as compared to the relatively normal 2015 winter season and lower natural gas storage revenues.

Loews Hotels’ earnings increased primarily due to higher income from joint venture properties partially offset by higher interest expense.

Discontinued operations in 2014 included impairment charges related to the sale of both CNA’s annuity and pension deposit business and HighMount.

Book value per share increased to $51.91 at June 30, 2015 from $51.70 at December 31, 2014 and $51.85 at June 30, 2014. Book value per share excluding accumulated other comprehensive income (“AOCI”) increased to $51.77 at June 30, 2015 from $50.95 at December 31, 2014 and $49.74 at June 30, 2014.

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

●	Insurance Reserves
●	Reinsurance and Other Receivables
●	Valuation of Investments and Impairment of Securities
●	Long Term Care Policies
●	Pension and Postretirement Benefit Obligations
●	Impairment of Long-Lived Assets
●	Goodwill
●	Income Taxes

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Insurance premiums	$1,735	$1,811	$3,422	$3,617
Net investment income	500	550	1,058	1,076
Investment gains (losses)	(2)	(14)	8	28
Other revenues	94	93	191	182

Total	2,327	2,440	4,679	4,903

Expenses:
Insurance claims and policyholders’ benefits	1,469	1,441	2,808	2,887
Amortization of deferred acquisition costs	314	335	617	664
Other operating expenses	340	253	697	596
Interest	39	46	78	90

Total	2,162	2,075	4,200	4,237

Income before income tax	165	365	479	666
Income tax expense	(27)	(103)	(107)	(182)

Income from continuing operations	138	262	372	484
Discontinued operations, net		6		(201)

Net income	138	268	372	283
Amounts attributable to noncontrolling interests	(14)	(28)	(38)	(29)

Net income attributable to Loews Corporation	$124	$240	$334	$254

Three Months Ended June 30, 2015 Compared to 2014

Income from continuing operations decreased $124 million for the three months ended June 30, 2015 as compared with the same period in 2014. Results in 2015 were negatively impacted by a $49 million (after tax and noncontrolling interests) charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Results in 2014 benefited from a $50 million (after tax and noncontrolling interests) curtailment gain related to a change in postretirement benefits, as further discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, results in 2015 included lower net investment income and decreased results in the long term care business, partially offset by improved underwriting results. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2015 Compared to 2014

Income from continuing operations decreased $112 million for the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to the same reasons as discussed above in the three month comparison.

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

The following tables summarize the results of CNA’s property and casualty operations for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$672	$717	$249	$1,638
Net earned premiums	689	703	207	1,599
Net investment income	134	169	13	316
Net operating income	123	72	19	214
Net realized investment gains	1			1
Net income	124	72	19	215

Ratios:
Loss and loss adjustment expense	60.3%	72.1%	55.0%	64.8%
Expense	30.7	34.9	37.2	33.4
Dividend	0.2	0.2		0.2

Combined	91.2%	107.2%	92.2%	98.4%

Three Months Ended June 30, 2014

Net written premiums	$701	$692	$261	$1,654
Net earned premiums	709	732	231	1,672
Net investment income	153	201	16	370
Net operating income	150	45	17	212
Net realized investment gains (losses)	(4)	(6)	1	(9)
Net income	146	39	18	203

Ratios:
Loss and loss adjustment expense	57.0%	83.7%	50.8%	67.8%
Expense	30.3	34.1	39.1	33.3
Dividend	0.2	0.3		0.2

Combined	87.5%	118.1%	89.9%	101.3%

Six Months Ended June 30, 2015

Net written premiums	$1,370	$1,476	$461	$3,307
Net earned premiums	1,369	1,381	398	3,148
Net investment income	289	373	27	689
Net operating income	244	179	27	450
Net realized investment gains	3	3	1	7
Net income	247	182	28	457

Ratios:
Loss and loss adjustment expense	61.7%	69.6%	57.7%	64.7%
Expense	31.0	35.4	37.4	33.7
Dividend	0.2	0.3		0.2

Combined	92.9%	105.3%	95.1%	98.6%

Six Months Ended June 30, 2014	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$1,414	$1,499	$508	$3,421
Net earned premiums	1,401	1,467	472	3,340
Net investment income	297	392	31	720
Net operating income	266	111	32	409
Net realized investment gains	3	1	1	5
Net income	269	112	33	414

Ratios:
Loss and loss adjustment expense	60.4%	80.4%	52.5%	68.0%
Expense	30.2	34.0	39.2	33.2
Dividend	0.2	0.3		0.2

Combined	90.8%	114.7%	91.7%	101.4%

Three Months Ended June 30, 2015 Compared to 2014

Net written premiums decreased $16 million for the three months ended June 30, 2015 as compared with the same period in 2014. This decrease was primarily driven by lower retention and new business in Specialty, underwriting actions taken in certain business classes in Commercial and the unfavorable effect of foreign currency exchange rates for International, partially offset by higher retention and new business in Commercial. Net earned premiums decreased $73 million for the three months ended June 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.

Specialty’s average rate increased 1% for the three months ended June 30, 2015 as compared with an increase of 3% for the three months ended June 30, 2014, for the policies that renewed in each period. Retention of 85% and 87% was achieved in each period. Commercial’s average rate increased 2% for the three months ended June 30, 2015 as compared with an increase of 5% for the three months ended June 30, 2014, for the policies that renewed in each period. Retention of 79% and 69% was achieved in each period. International’s average rate decreased 1% for the three months ended June 30, 2015 as compared with a decrease of 3% for the three months ended June 30, 2014, for the policies that renewed in each period. Retention of 71% and 74% was achieved in each period.

Net operating income increased $2 million for the three months ended June 30, 2015 as compared with the same period in 2014. The increase in net operating income was primarily due to improved underwriting results in Commercial, partially offset by less favorable net prior year development in Specialty and lower net investment income. Catastrophe losses were $35 million (after tax and noncontrolling interests) for the three months ended June 30, 2015 as compared to catastrophe losses of $33 million (after tax and noncontrolling interests) for the same period in 2014.

Favorable net prior year development of $20 million and unfavorable net prior year development of $22 million was recorded for the three months ended June 30, 2015 and 2014. The majority of the 2014 unfavorable development relates to business classes in Commercial which CNA has exited, but also includes Small Business where CNA has taken underwriting actions in an effort to improve profitability. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 3.7 points for the three months ended June 30, 2015 as compared with the same period in 2014. The loss ratio increased 3.3 points due to less favorable net prior year development, which more than offset an improved current accident year loss ratio. The expense ratio increased 0.4 points for the three months ended June 30, 2015 as compared to the same period in 2014, due to the unfavorable effect of lower net earned premiums.

Commercial’s combined ratio improved 10.9 points for the three months ended June 30, 2015 as compared with the same period in 2014. The loss ratio improved 11.6 points, due to less unfavorable net prior year development coupled with an improved current accident year loss ratio. The expense ratio increased 0.8 points for the three months ended June 30, 2015 as compared with the same period in 2014, driven by the unfavorable effect of lower net earned premiums.

International’s combined ratio increased 2.3 points for the three months ended June 30, 2015 as compared with the same period in 2014. The loss ratio increased 4.2 points, primarily due to less favorable net prior year development. The expense ratio improved 1.9 points due to decreased expenses, partially offset by the unfavorable effect of lower net earned premiums.

Six Months Ended June 30, 2015 Compared to 2014

Net written premiums decreased $114 million for the six months ended June 30, 2015 as compared with the same period in 2014. This decrease was driven by the unfavorable effect of foreign currency exchange rates, unfavorable premium development at Hardy and the 2014 termination of an underwriter in Canada, for International, lower retention and new business in Specialty and underwriting actions taken in certain business classes, partially offset by positive rate and higher retention in Commercial. Net earned premiums decreased $192 million for the six months ended June 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.

Specialty’s average rate increased 1% for the six months ended June 30, 2015 as compared with an increase of 3% for the six months ended June 30, 2014, for the policies that renewed in each period. Retention of 86% and 87% was achieved in each period. Commercial’s average rate increased 2% for the six months ended June 30, 2015 as compared with an increase of 5% for the six months ended June 30, 2014, for the policies that renewed in each period. Retention of 77% and 72% was achieved in each period. International’s average rate decreased 1% for the six months ended June 30, 2015 and June 30, 2014, for the policies that renewed in each period. Retention of 74% and 78% was achieved in each period.

Net operating income increased $41 million for the six months ended June 30, 2015 as compared with the same period in 2014. The increase in net operating income was due to improved underwriting results in Commercial, partially offset by less favorable net prior year development in Specialty and lower net investment income. Catastrophe losses were $52 million (after tax and noncontrolling interests) for the six months ended June 30, 2015 as compared to catastrophe losses of $76 million (after tax and noncontrolling interests) for the same period in 2014.

Favorable net prior year development of $18 million and unfavorable net prior year development of $16 million was recorded for the six months ended June 30, 2015 and 2014. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 2.1 points for the six months ended June 30, 2015 as compared with the same period in 2014. The loss ratio increased 1.3 points due to less favorable net prior year development, partially offset by an improved current accident year loss ratio. The expense ratio increased 0.8 points for the six months ended June 30, 2015 as compared with the same period in 2014, primarily driven by increased underwriting expenses and the unfavorable effect of lower net earned premiums.

Commercial’s combined ratio improved 9.4 points for the six months ended June 30, 2015 as compared with the same period in 2014. The loss ratio improved 10.8 points, primarily due to the absence of unfavorable net prior year development and an improved current accident year loss ratio. The expense ratio increased 1.4 points for the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to the unfavorable effect of lower net earned premiums.

International’s combined ratio increased 3.4 points for the six months ended June 30, 2015 as compared with the same period in 2014. The loss ratio increased 5.2 points, due to the unfavorable effect of net prior year development. The expense ratio improved 1.8 points due to decreased expenses, partially offset by the unfavorable effect of lower net earned premiums.

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

The following tables summarize the results of CNA’s Other Non-Core operations for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Life & Group Non-Core	Other	Other Non-Core

(In millions)

Net earned premiums	$137		$137
Net investment income	179	$5	184
Net operating loss	(22)	(71)	(93)
Net realized investment gains	2		2
Net loss from continuing operations	(20)	(71)	(91)

Three Months Ended June 30, 2014

Net earned premiums	$139		$139
Net investment income	173	$7	180
Net operating income	9	23	32
Net realized investment gains (losses)	(3)	3	-
Net income from continuing operations	6	26	32

Six Months Ended June 30, 2015

Net earned premiums	$275		$275
Net investment income	358	$11	369
Net operating loss	(37)	(90)	(127)
Net realized investment gains	4		4
Net loss from continuing operations	(33)	(90)	(123)

Six Months Ended June 30, 2014

Net earned premiums	$278		$278
Net investment income	344	$12	356
Net operating income	7	4	11
Net realized investment gains	6	4	10
Net income from continuing operations	13	8	21

Three Months Ended June 30, 2015 Compared to 2014

Net results from continuing operations decreased $123 million for the three months ended June 30, 2015 as compared with the same period in 2014. Results in 2015 were negatively impacted by the $49 million charge (after tax and noncontrolling interests) related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Results in 2014 benefited from a $50 million (after tax and noncontrolling interests) curtailment gain related to a change in postretirement benefits, as further discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Results in 2014 also benefited from unusually favorable morbidity and persistency experience in the long term care business as compared to modestly unfavorable morbidity experience in the current year period. Results in 2015 benefited from lower interest expense due to the maturity of higher interest rate debt in the fourth quarter of 2014.

Six Months Ended June 30, 2015 Compared to 2014

Net results from continuing operations decreased $144 million for the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to the same reasons discussed above in the three month comparison.

Diamond Offshore

Market Overview

Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 35 offshore drilling rigs. Diamond Offshore’s current fleet consists of eight ultra-deepwater, seven deepwater and nine mid-water semisubmersibles, five dynamically-positioned ultra-deepwater drillships and six jack-ups. Construction of Diamond Offshore’s fourth newbuild ultra-deepwater drillship, the Ocean BlackLion, was completed in the second quarter of 2015, and the rig is currently in the Canary Islands, where Diamond Offshore is preparing the rig for commencement of its engagement in the U.S. Gulf of Mexico (“GOM”) later this year. One of Diamond Offshore’s eight ultra-deepwater semisubmersibles, the Ocean GreatWhite, is currently under construction and is expected to be delivered in the second quarter of 2016. The Ocean GreatWhite is expected to commence a three-year drilling contract offshore Australia in late 2016.

Of Diamond Offshore’s current fleet, one deepwater and four mid-water semisubmersible rigs and four jack-up rigs are cold stacked. Diamond Offshore expects to cold stack an additional two floaters (one ultra-deepwater and one mid-water semisubmersible) in the near term. Since the beginning of 2015, seven of Diamond Offshore’s older mid-water semisubmersible rigs have been sold for scrap.

Current crude oil prices have declined significantly since the summer of 2014, and oil markets remain volatile and unpredictable due to a number of geopolitical and economic factors, including the proposed Iranian accord, which would result in the lifting of international sanctions. In reaction to the depressed fundamentals in the oil and gas industry, independent and national oil companies and exploration and production companies have announced significant reductions to their 2016 capital spending plans, on top of their already-reduced 2015 capital spending plans. Thus far in 2015, rig tenders have been infrequent and have generally been limited to short term or well-to-well work. Competition for the limited number of drilling jobs continues to be intense, with numerous offshore drillers vying for the same opportunities, including some contractors bidding multiple rigs on the same bid, and in some cases bidding rigs of both high and lower specifications on the same bid. Operators are continuing to attempt to sublet previously contracted rigs for which capital spending programs have been delayed or canceled. In addition, newbuild floaters continue to enter the market, many of which are not contracted, adding to the oversupply of rigs. With the shortage of work and an oversupply of rigs available for work, price competition remains intense, and some industry analysts are predicting further weakening in dayrates across the floater markets.

In addition, as a result of the depressed market conditions and continued pessimistic outlook for the near term, certain of Diamond Offshore’s customers, as well as competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. In addition to the potential for renegotiations, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract early after specified notice periods or permit the customer to terminate the contract early in the event of excessive downtime, sometimes resulting in no payment to Diamond Offshore or sometimes resulting in a contractually specified termination amount, which often does not fully compensate Diamond Offshore for the loss of the contract. During depressed market conditions, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations under circumstances where Diamond Offshore believes they are in compliance with the contracts. The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is also adversely impacted.

As previously disclosed, on February 20, 2015, a representative of PEMEX – Exploración y Producción (“PEMEX”), verbally informed Diamond Offshore of PEMEX’s intention to exercise its contractual right to terminate its drilling contracts on the Ocean Ambassador, the Ocean Nugget and the Ocean Summit, and to cancel its drilling contract on the Ocean Lexington, which contract was scheduled to commence in September of 2015. During the second quarter of 2015, PEMEX terminated the contract for the Ocean Nugget, and delivered to Diamond Offshore a notice of termination of the contract on the Ocean Summit. During the second quarter of 2015, PEMEX rescinded its termination of the Ocean Summit contract, and Diamond Offshore and PEMEX renegotiated the contracts for the Ocean Ambassador, the Ocean Summit and the Ocean Scepter at lower dayrates. In July of 2015, PEMEX delivered a notice to Diamond Offshore to initiate the rescission of the Ocean Lexington contract, which process is currently underway.

Also as previously disclosed during the first quarter of 2015, Petróleo Brasileiro S.A. (“Petrobras”) notified Diamond Offshore of its right to terminate the drilling contract on the Ocean Baroness and verbally informed Diamond Offshore that it did not intend to continue to use the rig. During the second quarter of 2015, Diamond Offshore received written notification from Petrobras to terminate the drilling contract on the Ocean Baroness, which became effective on May 31, 2015. The Ocean Baroness is currently demobilizing to the GOM, where the rig is expected to be cold stacked until market conditions improve.

Current depressed market conditions in the offshore drilling industry have materially impacted Diamond Offshore’s results of operations and cash flows in the second quarter and first half of 2015. Diamond Offshore currently expects that these adverse market conditions will continue for the foreseeable future. The continuation of these conditions could result in more rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect Diamond Offshore’s business. When Diamond Offshore cold stacks a rig, they evaluate the rig for impairment. During the six months ended June 30, 2015, Diamond Offshore recorded an impairment loss of $359 million ($158 million after tax and noncontrolling interests) related to eight rigs for which the carrying values were determined to be impaired.

As of July 20, 2015, 14 of Diamond Offshore’s rigs were not subject to a drilling contract with a customer, including 11 rigs that have been cold stacked or are in the process of being cold stacked.

Globally, the ultra-deepwater and deepwater floater markets continue to be depressed. The continuing oversupply of rigs and diminished demand has resulted in further declines in dayrates and the stacking, and in some cases scrapping, of rigs in all asset classes, and industry analysts expect offshore drillers to continue to scrap older, lower specification rigs.

Newbuild rig deliveries and established rigs coming off contract continue to fuel an oversupply of floaters in both the ultra-deepwater and deepwater markets. In an effort to manage the oversupply of rigs and potentially avoid the cost of cold stacking newly-built rigs, which, in the case of dynamically-positioned rigs, can be significant, certain drilling contractors have recently exercised options to delay the delivery of certain rigs by the shipyard. Based on industry data, there are approximately 52 competitive, or non-owner-operated, newbuild floaters on order. Based on industry reports, half of the 10 newbuilds scheduled for delivery in the second half of 2015, as well as 18 of the 27 newbuilds scheduled for delivery in 2016 and eight of the nine newbuilds scheduled for delivery in 2017 are not contracted for future work. There are currently six newbuilds on order for delivery between 2018 and 2020, only one of which has been contracted for future work. In addition, industry reports indicate that Petrobras, Diamond Offshore’s largest single customer based on 2014 annual consolidated revenues, currently has 13-17 rigs under construction with two scheduled for delivery in 2015. The influx of newbuilds into the market, combined with established rigs coming off contract during 2015, is expected to contribute to further weakening of the ultra-deepwater and deepwater floater markets.

While conditions in the mid-water market vary slightly by region, mid-water rigs have generally been adversely impacted by (i) lower demand, (ii) declining dayrates, (iii) increased regulatory requirements, including more stringent design requirements for well control equipment, which could significantly increase the capital needed to comply with design requirements that would permit such rigs to work in U.S. waters, (iv) the challenges experienced by lower specification rigs in this segment as a result of more complex customer specifications and (v) the intensified competition resulting from the migration of some deepwater and ultra-deepwater rigs to compete against mid-water rigs. To date the mid-water market has seen the highest number of cold stacked and scrapped rigs. Additionally, as market conditions remain challenging, higher specification rigs may continue to take the place of lower specification rigs, leading to additional lower specification rigs being cold stacked or ultimately scrapped.

Impact of changes in tax laws or their interpretation

Diamond Offshore operates through various subsidiaries in a number of countries throughout the world. As a result, it is subject to highly complex tax laws, treaties and regulations in the jurisdictions in which it operates, which may change and are subject to interpretation. Changes in laws, treaties and regulations and the interpretation of such laws, treaties and regulations may put Diamond Offshore at risk for future tax assessments and liabilities which could be substantial and could have a material adverse effect on its financial condition and our results of operations and cash flows. Refer to Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of July 1, 2015 and February 9, 2015 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2014). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts, except as indicated in the footnotes to the tables below) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 1, 2015	February 9, 2015

(In millions)

Floaters:
Ultra-Deepwater (a)	$4,902	$5,390
Deepwater (b)	621	748
Mid-Water	378	611

Total Floaters	5,901	6,749
Jack-ups	33	91

Total	$5,934	$6,840

(a)

As of July 1, 2015, ultra-deepwater floaters includes (i) $1.1 billion attributable to contracted operations offshore Brazil for the years 2015 to 2018 and (ii) $641 million for the years 2016 to 2019 attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction.

(b)	As of July 1, 2015, deepwater floaters includes $120 million attributable to contracted operations offshore Brazil for the years 2015 to 2016.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of July 1, 2015:

Year Ended December 31	Total	2015 (a)	2016	2017	2018 - 2020

(In millions)

Floaters:
Ultra-Deepwater (b)	$4,902	$740	$1,227	$1,202	$1,733
Deepwater (c)	621	212	273	136
Mid-Water	378	104	153	121

Total Floaters	5,901	1,056	1,653	1,459	1,733
Jack-ups	33	25	8

Total	$5,934	$1,081	$1,661	$1,459	$1,733

(a)	Represents a six month period beginning July 1, 2015.
(b)

As of July 1, 2015, ultra-deepwater floaters includes (i) $228 million, $333 million, $332 million and $158 million for the years 2015, 2016, 2017 and 2018, attributable to contracted operations offshore Brazil and (ii) $90 million for the year 2016, $214 million for the year 2017 and $337 million in the aggregate for the years 2018 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.

(c)	As of July 1, 2015, deepwater floaters includes $62 million and $58 million for the years 2015 and 2016, attributable to contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of July 1, 2015. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs, including cold stacked rigs, multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the rig under construction.

Year Ended December 31	2015 (a) (b)	2016 (b)	2017	2018–2020

Floaters:
Ultra-Deepwater	85%	65%	54%	26%
Deepwater	49%	31%	17%
Mid-Water	30%	13%	9%
Total Floaters	58%	40%	31%	12%
Jack-ups	22%	3%

(a)	Represents a six month period beginning July 1, 2015.
(b)

As of July 1, 2015, includes approximately 290 and 314 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for the remainder of 2015 and for the year 2016.

Dayrate and Utilization Statistics

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

Revenue earning days (a)
Floaters:
Ultra-Deepwater	654	420	1,160	933
Deepwater	402	281	687	624
Mid-Water	349	1,107	1,012	2,136
Jack-ups	287	464	645	965

Utilization (b)
Floaters:
Ultra-Deepwater	63%	51%	57%	58%
Deepwater	63%	51%	54%	58%
Mid-Water	32%	68%	42%	66%
Jack-ups	53%	74%	59%	77%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$ 483,000	$ 435,000	$ 489,000	$ 416,500
Deepwater	450,900	429,300	465,700	428,000
Mid-Water	278,000	271,900	270,000	274,800
Jack-ups	82,800	98,000	88,100	95,800

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)

Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs, but excluding rigs under construction). As of June 30, 2015, Diamond Offshore’s cold stacked rigs included one deepwater semisubmersible, four mid-water semisubmersibles and four jack-up rigs.

(c)	Average daily revenue is defined as total contract drilling revenue per revenue earning day including mobilization, demobilization and contract preparation revenue.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Contract drilling revenues	$617	$650	$1,217	$1,335
Net investment income		1	1	1
Other revenues	15	50	41	75

Total	632	701	1,259	1,411

Expenses:
Contract drilling expenses	344	395	695	765
Other operating expenses
Impairment of assets			359
Other expenses	157	175	337	329
Interest	25	19	49	37

Total	526	589	1,440	1,131

Income (loss) before income tax	106	112	(181)	280
Income tax (expense) benefit	(19)	(26)	22	(53)
Amounts attributable to noncontrolling interests	(42)	(44)	78	(116)

Net income (loss) attributable to Loews Corporation	$45	$42	$(81)	$111

Three Months Ended June 30, 2015 Compared to 2014

Contract drilling revenue decreased $33 million for the three months ended June 30, 2015 as compared with the 2014 period, and contract drilling expense decreased $51 million during the same period. Contract drilling revenue decreased primarily due to a decrease in revenue earning days for Diamond Offshore’s mid-water and jack-up fleets, partially offset by higher average daily revenue earned by both ultra-deepwater and deepwater fleets, including the effect of higher amortized mobilization and contract preparation fees, combined with an increase in revenue earning days. The decrease in contract drilling expense is primarily due to lower costs for labor and personnel, repairs and maintenance, inspections, agency fees, freight and a net decrease in other rig operating costs and overhead costs, partially offset by higher rig mobilization costs.

Revenue generated by ultra-deepwater floaters increased $133 million during the three months ended June 30, 2015 as compared with the 2014 period primarily as a result of an increase in utilization of $102 million and higher average daily revenue of $31 million. The increase in revenue earning days is primarily due to incremental revenue earning days for the three newbuild drillships and the Ocean Endeavor, which began drilling operations in Romania in the second half of 2014. These favorable contributions were partially offset by a decrease in revenue earning days due to downtime associated with a life-extension project for the Ocean Confidence and operational issues with the Ocean Baroness during the second quarter of 2015. The increase in average daily revenue is primarily due to a higher dayrate earned by the Ocean Endeavor offshore Romania, a dayrate adjustment for the Ocean Courage in the first quarter of 2015 and incremental amortization of $6 million in rig mobilization and contract preparation fees.

Revenue generated by deepwater floaters increased $60 million during the three months ended June 30, 2015 as compared with the 2014 period primarily due to an increase in utilization of $52 million and higher average daily revenue earned of $9 million. The increase in revenue earning days was the result of incremental revenue earning days for the Ocean Alliance, which had survey days in 2014, and the Ocean Valiant and the Ocean Victory, which were both warm stacked between contracts in the second quarter of 2014, partially offset by the cold stacking of the Ocean Star in the second quarter of 2015. The increase in average daily revenue is primarily due to the recognition of a $10 million demobilization fee for the Ocean Apex upon completion of its initial contract in the second quarter of 2015.

Revenue generated by mid-water floaters decreased $204 million during the three months ended June 30, 2015 as compared with the 2014 period primarily due to a decrease in utilization of $206 million as a result of incremental downtime associated with cold stacked and retired rigs and planned downtime associated with a survey of the Ocean Guardian, partially offset by additional revenue earning days for the Ocean Patriot, which resumed operations in the fourth quarter of 2014 after completion of an enhancement project.

Revenue generated by jack-up rigs decreased $22 million during the three months ended June 30, 2015 as compared with the same period in 2014 primarily due decreased revenues from the Ocean King and the Ocean Titan and a dayrate reduction for the Ocean Scepter that was retroactive to the beginning of 2015.

Net income remained relatively flat during the three months ended June 30, 2015 as compared with the 2014 period primarily due to an increase in depreciation expense and the absence of a $9 million gain ($3 million after tax and noncontrolling interests) recognized on the sale of the previously held for sale jack-up rig the Ocean Spartan in the 2014 period that were offset by a reduction in contract drilling costs and other expenses.

Diamond Offshore’s effective tax rate decreased for the three months ended June 30, 2015 as compared with the 2014 period primarily due to differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses.

Six Months Ended June 30, 2015 Compared to 2014

Contract drilling revenue decreased $118 million for the six months ended June 30, 2015 as compared with the 2014 period, and contract drilling expense decreased $70 million during the same period. Contract drilling revenue decreased primarily due to a decrease in revenue earning days for Diamond Offshore’s mid-water and jack-up fleets due to the cold stacking and sales of rigs in these fleets, partially offset by higher average daily revenue earned by both ultra-deepwater and deepwater fleets, including the effect of higher amortized mobilization and contract preparation fees and an increase in revenue earning days for these fleets. The decrease in contract drilling expense is primarily due to lower costs for labor and personnel, repairs and maintenance, inspections, freight and a net decrease in other rig operating, shorebase support and overhead costs, partially offset by higher rig mobilization costs.

Revenue generated by ultra-deepwater floaters increased $179 million during the six months ended June 30, 2015 as compared with the 2014 period primarily as a result of higher average daily revenue earned of $84 million and an increase in utilization of $95 million. Average daily revenue increased primarily due to revenue associated with incremental operations for the Ocean Endeavor in Romania, a contract extension for the Ocean Rover at a higher dayrate than previously earned and a dayrate adjustment for the Ocean Courage, combined with incremental amortization of $13 million in mobilization and contract preparation fees and the operation of two additional drillships in the 2015 period. Total revenue earning days increased primarily due to incremental revenue days earned by the three newbuild drillships and incremental days for the Ocean Endeavor. These increases were partially offset by fewer days for the Ocean Confidence due to downtime associated with a life-extension project and a decrease in days for the Ocean Baroness due to operational issues.

Revenue generated by deepwater floaters increased $53 million during the six months ended June 30, 2015 as compared with the 2014 period primarily due to an increase in utilization of $27 million and higher average daily revenue earned of $26 million. Revenue earning days increased primarily due to incremental revenue earning days for the Ocean Apex, the Ocean Valiant and the Ocean Alliance, partially offset by fewer revenue earning days for the Ocean Star and incremental days associated with the mobilization of other deepwater floaters. The higher average daily revenue earned during the first half of 2015 reflects revenue earned by the Ocean Apex and incremental amortization of $15 million in mobilization and contract preparation fees.

Revenue generated by mid-water floaters decreased $314 million during the six months ended June 30, 2015 as compared with the 2014 period primarily due to a decrease in utilization of $309 million and lower average daily revenue earned of $5 million. The decrease in revenue earning days is due to incremental downtime associated with ten cold stacked or retired rigs, partially offset by incremental revenue earning days for the Ocean Patriot after completion of an enhancement project and the Ocean Quest, which operated in Vietnam during the first half of 2015, compared to the prior year when the rig was warm stacked between contracts. There were also fewer incremental downtime days in the current period for rig mobilization, surveys, and repairs.

Revenue generated by jack-up rigs decreased $36 million during the six months ended June 30, 2015 as compared with the same period in 2014 primarily due lower revenues from the Ocean Titan and the Ocean King.

Net results decreased $192 million during the six months ended June 30, 2015 as compared with the 2014 period primarily reflecting the impact of a $158 million (after tax and noncontrolling interests) asset impairment charge related to the carrying value of eight drilling rigs as well as lower rig utilization, $7 million in restructuring and severance costs recognized in 2015, the absence of a $9 million gain ($3 million after tax and noncontrolling interests) related to the sale of the Ocean Spartan in June of 2014 and an increase in depreciation expense in the current period.

Diamond Offshore’s effective tax rate decreased for the six months ended June 30, 2015 as compared with the 2014 period primarily due to differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, including asset impairments taken in various jurisdictions in 2015.

Boardwalk Pipeline

Market Overview

Boardwalk Pipeline derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”) and gathering and processing of natural gas for third parties. Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline offers firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Boardwalk Pipeline also transports and stores NGLs. Boardwalk Pipeline’s NGL contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Boardwalk Pipeline’s NGL storage rates are market-based and contracts are typically fixed price arrangements with escalation clauses. Boardwalk Pipeline is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on its systems. Boardwalk Pipeline’s operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations.

Transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. Changes in certain longer term trends such as the development of gas production from the Marcellus and Utica production areas located in the northeastern U.S. and changes to related pipeline infrastructure have caused basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s natural gas pipeline systems (generally south to north and west to east) to narrow significantly, reducing the transportation rates and adversely impacting other contract terms that Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services. These conditions have had and Boardwalk Pipeline expects will continue to have a material adverse effect on Boardwalk Pipeline’s revenues, earnings and distributable cash flows. Demand to transport gas from north to south has increased, driven primarily by increases in gas production from the Marcellus and Utica production areas and growing demand for natural gas in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in growth opportunities for Boardwalk Pipeline that require significant capital expenditures, among other things, to make parts of Boardwalk Pipeline’s system bi-directional, and in many instances, will utilize existing pipeline capacity that has been turned back to Boardwalk Pipeline by customers that have not renewed expiring contracts.

In response to changes in the natural gas industry, Boardwalk Pipeline is currently engaged in growth projects having an aggregate estimated cost of approximately $1.6 billion. These projects have lengthy planning and construction periods and as a result, will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to regulatory approval to commence construction, and these projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline cannot predict at this time. One of the more significant growth projects is the Coastal Bend Header project in which Boardwalk Pipeline will construct an approximately 65-mile pipeline supply header to serve a planned LNG terminal in Freeport, Texas, as well as expansion and modifications to existing Gulf South pipeline facilities that will provide access to additional supply sources. In 2014, Boardwalk Pipeline executed precedent agreements with foundation shippers to transport approximately 1.4 Bcf of natural gas per day. This project, which is subject to approval by the Federal Energy Regulatory Commission (“FERC”), is expected to be placed into service in 2018 at a total cost of $720 million, of which less than $10 million has been spent to date. In addition, Boardwalk Pipeline has customer agreements in place for a number of other growth projects.

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. However, each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. Boardwalk Pipeline has generally seen renewals of expiring transportation contracts at lower rates and for shorter terms than in the past which has materially adversely impacted transportation revenues. Capacity not renewed and available for sale on a short term basis has been and continues to be sold under short term firm or interruptible contracts at rates reflective of basis spreads, which generally have been lower than historical rates, or in some cases not sold at all. Rates for short term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter term conditions such as current and forecasted weather. For example, the unusually cold winter weather in the first six months of 2014 favorably impacted Boardwalk Pipeline’s short term firm and interruptible transportation services. The weather in the first six months of 2015 was comparably warmer and the demand for short term firm and interruptible transportation services was not as strong.

The value of Boardwalk Pipeline’s storage services and PAL services (parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), price volatility of natural gas and other factors. Boardwalk Pipeline has seen the value of its storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads, which in turn has reduced the rates Boardwalk Pipeline can charge and the capacity it can sell under storage and PAL services. Boardwalk Pipeline’s storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread meaning that current price quotes for delivery of natural gas further in the future are higher than in the nearer term), while Boardwalk Pipeline’s lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that current price quotes for delivery of natural gas in the nearer term are higher than further in the future).

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

Acquisition of the Evangeline Pipeline System

In October of 2014, Boardwalk Pipeline acquired Boardwalk Petrochemical, formerly known as Chevron Petrochemical Pipeline, LLC, which owns and operates the Evangeline ethylene pipeline system (“Evangeline”). Shortly after the acquisition, a leak was discovered on the pipeline and the Pipeline and Hazardous Materials Safety Administration issued a Corrective Action Order. The pipeline was out of service for the majority of the first six months of 2015 while Boardwalk Pipeline completed remediation activities, and was returned to service in June of 2015. The total capital cost of the remediation is expected to be approximately $26 million.

Gulf South Rate Case

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the FERC pursuant to Section 4 of the Natural Gas Act of 1938 (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates for customers whose agreements are at maximum tariff rates. On May 1, 2015, Gulf South moved the filed tariff rates into effect, subject to refund. Boardwalk Pipeline recognized in earnings the incremental revenues from the rate case net of a liability for potential refund. In the second quarter of 2015, Boardwalk Pipeline recognized $6 million of additional operating revenues as a result of the rate case. Settlement discussions are ongoing with the FERC and Gulf South’s customers; however, the ultimate outcome and impact of the rate case on Boardwalk Pipeline’s earnings and cash flows for 2015 and beyond cannot be predicted at this time.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Other revenue, primarily operating	$299	$295	$629	$652

Total	299	295	629	652

Expenses:
Operating	215	201	423	494
Interest	46	40	91	81

Total	261	241	514	575

Income before income tax	38	54	115	77
Income tax (expense) benefit	(5)	(10)	(21)	1
Amounts attributable to noncontrolling interests	(21)	(27)	(57)	(79)

Net income (loss) attributable to Loews Corporation	$12	$17	$37	$(1)

Three Months Ended June 30, 2015 Compared to 2014

Total revenues increased $4 million for the three months ended June 30, 2015 as compared with the 2014 period. This increase is primarily due to higher transportation revenues as a result of the receipt of $6 million of proceeds related to a business interruption claim related to Boardwalk Pipeline’s Louisiana Midstream assets and $6 million of additional revenues from the Gulf South rate case, partially offset by lower storage and PAL revenues due to market conditions.

Operating expenses increased $14 million for the three months ended June 30, 2015 as compared with the 2014 period primarily due to an $11 million increase in depreciation expense due to a higher depreciable asset base and a change in the estimated lives of certain older, low-pressure assets and an increase in maintenance expense of $11 million. Interest expense increased $6 million primarily due to higher average debt balances as compared to the 2014 period and lower capitalized interest related to capital projects.

Net income for the three months ended June 30, 2015 decreased $5 million as compared with the 2014 period primarily due to the higher expenses discussed above.

Six Months Ended June 30, 2015 Compared to 2014

Total revenues decreased $23 million for the six months ended June 30, 2015 as compared with the 2014 period. This decrease is primarily due to lower storage and PAL revenues of $24 million, primarily as a result of the effects of unfavorable market conditions on time period price spreads. The decreases were partially offset by higher transportation revenues of $13 million primarily resulting from growth projects recently placed into service and the receipt of $6 million of proceeds related to a business interruption claim as well as $6 million of additional revenues from the Gulf South rate case, partially offset by the comparably warm weather experienced in the early part of the 2015 period in Boardwalk Pipeline’s market areas.

Operating expenses decreased $71 million for the six months ended June 30, 2015 as compared with the 2014 period. This decrease is primarily due to a $94 million prior year charge to write off all capitalized costs associated with the terminated Bluegrass project, partially offset by a $24 million increase in depreciation expense due to a higher depreciable asset base and a change in the estimated lives of certain older, low-pressure assets, an increase in maintenance expense of $10 million and a $5 million increase in general and administrative costs primarily due to employee related costs. Interest expense increased $10 million primarily due to higher average debt balances as compared to the 2014 period and lower capitalized interest related to capital projects.

Net income for the six months ended June 30, 2015 increased $38 million as compared with the 2014 period, primarily reflecting the prior year Bluegrass charge of $55 million (after tax and noncontrolling interests), partially offset by the lower revenues as well as higher depreciation, interest and operating expense as discussed above.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Operating revenue	$147	$93	$267	$178
Revenues related to reimbursable expenses	20	19	39	39

Total	167	112	306	217

Expenses:
Operating	123	79	235	156
Reimbursable expenses	20	19	39	39
Depreciation	14	8	25	16
Equity income from joint ventures	(9)	(5)	(27)	(11)
Interest	5	2	10	3

Total	153	103	282	203

Income before income tax	14	9	24	14
Income tax expense	(6)	(4)	(11)	(6)

Net income attributable to Loews Corporation	$8	$5	$13	$8

Operating revenues increased $54 million and $89 million for the three and six months ended June 30, 2015 as compared with the 2014 periods primarily due to the acquisition of two hotels during the first six months of 2015 and three hotels during the last six months of 2014.

Operating expenses increased $44 million and $79 million for the three and six months ended June 30, 2015 as compared with the 2014 periods and depreciation expense increased $6 million and $9 million for the three and six months ended June 30, 2015 as compared with the 2014 periods primarily due to the acquisition of two hotels during the first six months of 2015 and three hotels during the last six months of 2014.

Equity income from joint venture properties increased $4 million for the three months ended June 30, 2015 as compared with the 2014 period primarily due to the Cabana Bay Beach Resort joint venture operating for a full quarter in 2015 compared to only being partially open in 2014. Equity income from joint venture properties increased $16 million for the six months ended June 30, 2015 as compared with the 2014 period primarily due to both improved performance of the initial three Universal Orlando properties as well as the Cabana Bay Beach Resort operating for a full six months in 2015 as compared to a phased opening from March until June of 2014.

Interest expense increased $3 million and $7 million for the three and six months ended June 30, 2015 as compared with the 2014 periods primarily due to higher debt levels, including refinancings and new property-level debt incurred to fund acquisitions.

Net income increased $3 million and $5 million for the three and six months ended June 30, 2015 as compared with the 2014 periods primarily due to the increase in Equity income from joint ventures.

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

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Net investment income	$10	$46	$39	$97
Other revenues		(1)	1	1

Total	10	45	40	98

Expenses:
Operating	19	20	40	38
Interest	19	19	37	37

Total	38	39	77	75

Income (loss) before income tax	(28)	6	(37)	23
Income tax (expense) benefit	9	(2)	13	(8)

Net income (loss) attributable to Loews Corporation	$(19)	$4	$(24)	$15

Net investment income decreased by $36 million for the three months ended June 30, 2015 as compared with the 2014 period, primarily due to lower results from limited partnership investments and lower performance of equity based investments, partially offset by improved results from fixed income investments in the trading portfolio. Net investment income decreased by $58 million for the six months ended June 30, 2015 as compared with the 2014 period, primarily due to lower performance of equity based investments in the trading portfolio, partially offset by improved results from limited partnership investments.

Net results decreased by $23 million and $39 million for the three and six months ended June 30, 2015 as compared with the 2014 period, primarily due to the change in revenues discussed above.

Discontinued Operations

Losses from discontinued operations (after tax and noncontrolling interests) were $187 million and $393 million for the three and six months ended June 30, 2014 and included an impairment charge of $167 million related to the sale of HighMount. Results for 2014 also include a loss from HighMount operations of $45 million, including exit and disposal costs related to the sale. Results for the six months ended June 30, 2014 reflect an impairment charge of $193 million recorded in connection with the sale of the CAC business and income from CAC operations of $12 million.

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

For the six months ended June 30, 2015, net cash provided by operating activities was $540 million as compared with $587 million for the same period in 2014. This reduction reflected lower premiums collected and decreased receipts relating to returns on limited partnerships, partially offset by lower net claim payments.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale. Net cash provided by investing activities was $87 million for the six months ended June 30, 2015, as compared with net cash used of $734 million for the same period in 2014. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments. For the six months ended June 30, 2015, net cash used by financing activities was $670 million as compared with net cash provided of $163 million for the same period in 2014. Cash used by financing activities reflected an increased special shareholder dividend in the first quarter of 2015 as compared to the same period in 2014. Additionally, in the first quarter of 2014, CNA issued $550 million of senior notes.

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

Dividends of $2.50 per share of CNA’s common stock including a special dividend of $2.00 per share were declared and paid during the six months ended June 30, 2015. On July 31, 2015, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share, payable September 2, 2015 to shareholders of record on August 17, 2015. The declaration and payment of future dividends is at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Diamond Offshore

Cash and investments totaled $112 million at June 30, 2015, compared to $250 million at December 31, 2014. During the first six months of 2015, Diamond Offshore paid regular cash dividends totaling $34 million. On July 31, 2015, Diamond Offshore declared a regular quarterly dividend of $0.125 per share.

Cash provided by operating activities for the six months ended June 30, 2015 decreased $167 million compared to the 2014 period, primarily due to a decrease in cash receipts from contract drilling services of $192 million, partially offset by a $23 million net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, maintenance, mobilization and other rig operating costs.

Diamond Offshore is currently obligated under a construction agreement for the ultra-deepwater semisubmersible, the Ocean GreatWhite. Construction continues with delivery expected in the second quarter of 2016. The estimated total project cost, including shipyard costs, capital spares, commissioning, project management and shipyard supervision, is $764 million, of which $213 million has been incurred as of June 30, 2015.

For 2015, Diamond Offshore has budgeted approximately $920 million for capital expenditures of which approximately $630 million is expected to be spent on current rig construction projects. During the first half of 2015, Diamond Offshore incurred $485 million in project-related expenditures, including accrued expenses. Diamond Offshore’s 2015 capital spending program also includes an estimated $290 million for ongoing capital maintenance and replacement programs, of which $126 million has been incurred as of June 30, 2015.

Depending on market and other conditions, Diamond Offshore may purchase shares of its outstanding common stock in the open market or otherwise. Diamond Offshore did not purchase any shares of its outstanding common stock during the six months ended June 30, 2015. During the six months ended June 30, 2014, Diamond Offshore purchased 1.9 million shares of its outstanding common stock at an aggregate cost of $88 million.

Diamond Offshore has a $1.5 billion senior unsecured revolving credit facility, to be used for general corporate purposes, and matures in 2019. Diamond Offshore also has the option to increase the revolving commitments under the credit agreement by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request up to two additional one-year extensions of the maturity date. The entire amount of the facility is available, subject to its terms, for revolving loans. As of June 30, 2015, Diamond Offshore had no loans or letters of credit outstanding under the credit agreement and is in compliance with all covenant requirements.

In the second quarter of 2015, Diamond Offshore issued $375 million in commercial paper notes with a weighted average interest rate of 0.5% and a weighted average remaining term of eight days. Diamond Offshore continually assesses its working capital availability and requirements and reevaluates its aggregate commercial paper position based on daily net working capital activity and short and long term cash requirements, including the repayment of debt and its capital spending program. Diamond Offshore expects to issue additional commercial paper, as necessary, to meet short term liquidity needs and to reduce its aggregate commercial paper position, as excess operating cash flow allows, maintaining financial flexibility. However, Diamond Offshore expects short term borrowings to increase over the next 12 months. As of July 31, 2015, Diamond Offshore had an additional $911 million available under its credit agreement.

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

Boardwalk Pipeline

At June 30, 2015 and December 31, 2014, cash amounted to $20 million and $8 million. Funds from operations for the six months ended June 30, 2015 amounted to $286 million, compared to $308 million for the 2014 period. For the six months ended June 30, 2015 and 2014, Boardwalk Pipeline’s capital expenditures were $136 million and $163 million. Boardwalk Pipeline expects total capital expenditures to be approximately $570 million in 2015, primarily related to growth projects and increased pipeline system maintenance expenditures.

Boardwalk Pipeline expects to finance capital expenditures for the remainder of 2015 through cash generated from operations, borrowings under its revolving credit facility and borrowings under the $300 million subordinated loan agreement with us. The subordinated loan agreement provides for a draw period through December 31, 2015 and matures in July of 2024, subject to certain mandatory prepayment requirements.

In May of 2015, Boardwalk Pipeline entered into an amended revolving credit agreement which increased the borrowing capacity of the revolving credit facility to $1.5 billion. The credit agreement has a maturity date of May 26, 2020. As of June 30, 2015, Boardwalk Pipeline had outstanding borrowings under the revolving credit facility of $400 million with a weighted average interest rate of 1.4% and was in compliance with all covenant requirements.

Loews Hotels

Cash and investments totaled $111 million at June 30, 2015, as compared to $84 million at December 31, 2014. In 2015, Loews Hotels paid approximately $360 million to acquire two hotel properties and a joint venture equity interest in a hotel property, funded with capital contributions from us. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables at June 30, 2015 and December 31, 2014 totaled $5.1 billion. During the six months ended June 30, 2015, we received $650 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included, among other corporate overhead costs, the payment of $287 million to fund treasury stock purchases, $24 million to purchase shares of Diamond Offshore, $46 million of cash dividends to our shareholders and net cash contributions of approximately $370 million to Loews Hotels.

As of June 30, 2015, there were 365,631,509 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the six months ended June 30, 2015, we purchased 7.6 million shares of Loews common stock and 0.9 million shares of Diamond Offshore.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

(In millions)

Fixed maturity securities:
Taxable	$ 352	$ 350	$ 694	$ 702
Tax-exempt	100	101	201	201

Total fixed maturity securities	452	451	895	903
Limited partnership investments	48	97	162	170
Other, net of investment expense		2	1	3

Net investment income before tax	$ 500	$ 550	$ 1,058	$ 1,076

Net investment income after tax and noncontrolling interests	$ 319	$ 351	$ 673	$ 684

Effective income yield for the fixed maturity securities portfolio, before tax	4.9%	4.9%	4.8%	4.9%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.5%	3.5%

Net investment income after tax and noncontrolling interests for the three months ended June 30, 2015 decreased $32 million as compared with the same period in 2014. The decrease was primarily driven by limited partnerships, which returned 1.6% as compared with 3.5% in the prior year period. Income for the quarter from fixed maturity securities was favorably affected by changes in estimates for prepayments for asset-backed securities, offset by a decline in the effective income yield excluding these changes.

Net investment income after tax and noncontrolling interests for the six months ended June 30, 2015 decreased $11 million as compared with the same period in 2014. The decrease was primarily driven by limited partnerships, which returned 5.5% as compared with 6.3% in the prior year period.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$3	$8	$16	$22
States, municipalities and political subdivisions	(16)	(5)	(20)	18
Asset-backed		(24)	3	(23)
Foreign government	1	2	1	2

Total fixed maturity securities	(12)	(19)	-	19
Equity securities	(1)		(1)	5
Derivative financial instruments	11	1	10	1
Short term investments and other		4	(1)	3

Total realized investment gains (losses)	(2)	(14)	8	28
Income tax (expense) benefit	5	4	4	(11)
Amounts attributable to noncontrolling interests		1	(1)	(2)

Net realized investment gains (losses) attributable to Loews Corporation	$3	$(9)	$11	$15

Net realized investment results improved $12 million for the three months ended June 30, 2015 as compared with the same period in 2014. This improvement was driven by higher net realized investment gains, including gains on sales of securities and derivative gains, partially offset by higher OTTI losses recognized in earnings.

Net realized investment gains decreased $4 million for the six months ended June 30, 2015 as compared with the same period in 2014. This decrease was driven by higher OTTI losses recognized in earnings, partially offset by higher net realized investment gains, including derivative gains and gains on sales of securities.

Further information on CNA’s realized gains and losses, including OTTI losses and derivative gains, is included in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 92.4% and 92.8% of which were rated as investment grade (rated BBB- or higher) as of June 30, 2015 and December 31, 2014. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from S&P and Moody’s in that order of preference. If a security is not rated by these rating agencies, CNA formulates an internal rating. As of June 30, 2015 and December 31, 2014, approximately 98% and 99% of the fixed maturity portfolio was rated by S&P or Moody’s, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table presents the ratings of CNA’s fixed maturity portfolio at fair value:

	June 30, 2015		December 31, 2014
	Estimated		Estimated
	Fair Value	%	Fair Value	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$ 3,722	9.3%	$3,882	9.5%
AAA	2,697	6.8	2,850	7.0
AA and A	19,080	47.9	19,998	49.1
BBB	11,305	28.4	11,093	27.2
Non-investment grade	3,045	7.6	2,945	7.2

Total	$ 39,849	100.0%	$40,768	100.0%

The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

			Gross
	Estimated		Unrealized
June 30, 2015	Fair Value	%	Losses	%

(In millions of dollars)

U.S. Government, Government agencies and Government-sponsored enterprises	$126	2.0%	$2	1.3%
AAA	384	6.0	11	7.0
AA	1,289	20.0	29	18.5
A	1,096	17.0	25	15.9
BBB	2,577	40.1	59	37.6
Non-investment grade	960	14.9	31	19.7

Total	$6,432	100.0%	$157	100.0%

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2015	Estimated Fair Value	%	Gross Unrealized Losses	%

(In millions of dollars)

Due in one year or less	$ 113	1.8%	$ 4	2.5%
Due after one year through five years	808	12.6	18	11.5
Due after five years through ten years	3,376	52.5	72	45.9
Due after ten years	2,135	33.1	63	40.1

Total	$ 6,432	100.0%	$ 157	100.0%

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

	June 30, 2015		December 31, 2014

		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(Years)	Fair Value	(Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$ 14,540	10.5	$ 14,668	10.5
Other interest sensitive investments	26,906	4.4	27,748	4.0
Total	$ 41,446	6.6	$ 42,416	6.3

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

Short Term Investments

The carrying values of the components of CNA’s Short term investments are presented in the following table:

	June 30,	December 31,
	2015	2014

(In millions)

Short term investments:
Commercial paper	$ 882	$ 922
U.S. Treasury securities	501	466
Money market funds	150	206
Other	139	112

Total short term investments	$ 1,672	$ 1,706

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

●

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

●

the risk that the other parties to the transaction in which, subject to certain limitations, CNA ceded its legacy A&EP liabilities will not fully perform their obligations to CNA, the uncertainty in estimating loss reserves for A&EP liabilities and the possible continued exposure of CNA to liabilities for A&EP claims that are not covered under the terms of the transaction;

●	the performance of reinsurance companies under reinsurance contracts with CNA;

●	the impact of competitive products, policies and pricing and the competitive environment in which CNA operates, including changes in CNA’s book of business;

●

product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

●

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

●

conditions in the capital and credit markets, including continuing uncertainty and instability in these markets, as well as the overall economy, and their impact on the returns, types, liquidity and valuation of CNA’s investments;

●	conditions in the capital and credit markets that may limit CNA’s ability to raise significant amounts of capital on favorable terms;

●

the possibility of changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

●

regulatory limitations, impositions and restrictions upon CNA, including with respect to CNA’s ability to increase premium rates, and the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies;

●

regulatory limitations and restrictions, including limitations upon CNA’s ability to receive dividends from its insurance subsidiaries imposed by regulatory authorities, including regulatory capital adequacy standards;

●

weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow;

●

regulatory requirements imposed by coastal state regulators in the wake of hurricanes or other natural disasters, including limitations on the ability to exit markets or to non-renew, cancel or change terms and conditions in policies, as well as mandatory assessments to fund any shortfalls arising from the inability of quasi-governmental insurers to pay claims;

●

man-made disasters, including the possible occurrence of terrorist attacks, the unpredictability of the nature, targets, severity or frequency of such events and the effect of the absence or insufficiency of applicable terrorism legislation on coverages; and

●	the occurrence of epidemics.

Risks and uncertainties primarily affecting us and our energy subsidiaries

●	the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including the reduced demand for offshore drilling services;

●	timing and cost of completion of rig upgrades, construction projects and other capital projects, including delivery dates and drilling contracts;

●	changes in foreign and domestic oil and gas exploration, development and production activity;

●

risks of international operations, compliance with foreign laws and taxation policies and seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of equipment and assets;

●	government policies regarding exploration and development of oil and gas reserves;

●	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

●	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

●	the worldwide political and military environment, including for example, in oil-producing regions and locations where Diamond Offshore’s offshore drilling rigs are operating or are under construction;

●	the risk of physical damage to rigs and equipment caused by named windstorms in the GOM;

●	the availability, cost limits and adequacy of insurance and indemnification;

●

the impact of new pipelines, new gas supply sources and commodity price changes on competition and basis spreads on Boardwalk Pipeline’s pipeline systems, which may impact its ability to maintain or replace expiring gas transportation and storage contracts, to contract and physically make its pipeline systems bi-directional, and to sell short term capacity on its pipelines;

●

the costs of maintaining and ensuring the integrity and reliability of Boardwalk Pipeline’s pipeline systems; the need to remove pipeline and other assets from service as a result of such activities, and the timing and financial impacts of returning any such assets, including the Evangeline pipeline, to service;

●	the impact of current and future environmental laws and regulations and exposure to environmental liabilities including matters related to global climate change;

●	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting Boardwalk Pipeline’s gas transmission subsidiaries; and

●

the timing, cost, scope and financial performance of Boardwalk Pipeline’s recent, current and future acquisitions and growth projects, including the expansion into new product lines and geographical areas, especially in light of the recently depressed price levels of oil and natural gas prices which can influence the associated production of these commodities.

Risks and uncertainties affecting us and our subsidiaries generally

●	general economic and business conditions;

●	risks of war, military operations, other armed hostilities, terrorist acts or embargoes;

●

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

●	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

●

the results of financing efforts; by us and our subsidiaries, including any additional investments by us in our subsidiaries and the ability of us and our subsidiaries to access bank and capital markets to refinance indebtedness and fund capital needs;

●	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

●

the successful negotiation, consummation and completion of potential acquisitions and divestitures, projects and agreements, including obtaining necessary regulatory and customer approvals, and the timing cost, scope and financial performance of any such transactions, projects and agreements;

●	the successful integration, transition and management of acquired businesses;

●	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party;

●	possible casualty losses;

●

the availability of indemnification by Lorillard and its subsidiaries for any tobacco-related liabilities that we may incur as a result of tobacco-related lawsuits or otherwise, as provided in the Separation Agreement; and

●	potential future asset impairments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2015. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2015 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2015 - April 30, 2015	50,300	$40.54	N/A	N/A

May 1, 2015 - May 31, 2015	2,450,000	$40.83	N/A	N/A

June 1, 2015 - June 30, 2015	3,300,000	$39.73	N/A	N/A

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 4, 2015	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)