Form 10-Q
period 2015-09-30
LOEWS CORP
filed 2015-11-03
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer    X       Accelerated filer             Non-accelerated filer              Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Class	Outstanding at October 23, 2015
Common stock, $0.01 par value	354,342,618 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,690 and $37,469	$40,301	$ 40,885
Equity securities, cost of $978 and $733	885	728
Limited partnership investments	3,495	3,674
Other invested assets, primarily mortgage loans	787	731
Short term investments	5,082	6,014

Total investments	50,550	52,032
Cash	328	364
Receivables	8,079	7,770
Property, plant and equipment	15,902	15,611
Goodwill	352	374
Other assets	1,715	1,616
Deferred acquisition costs of insurance subsidiaries	606	600

Total assets	$77,532	$ 78,367

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,867	$ 23,271
Future policy benefits	9,520	9,490
Unearned premiums	3,706	3,592
Policyholders’ funds		27

Total insurance reserves	36,093	36,380
Payable to brokers	733	673
Short term debt	1,278	335
Long term debt	9,492	10,333
Deferred income taxes	796	893
Other liabilities	4,987	5,103

Total liabilities	53,379	53,717

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 373,211,389 and 372,934,540 shares	4	4
Additional paid-in capital	3,490	3,481
Retained earnings	15,906	15,515
Accumulated other comprehensive income (loss)	(23)	280

	19,377	19,280
Less treasury stock, at cost (16,319,020 shares)	(633)

Total shareholders’ equity	18,744	19,280
Noncontrolling interests	5,409	5,370

Total equity	24,153	24,650

Total liabilities and equity	$77,532	$ 78,367

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions, except per share data)

Revenues:
Insurance premiums	$1,751	$1,810	$5,173	$5,427
Net investment income	321	451	1,419	1,625
Investment gains (losses):
Other-than-temporary impairment losses	(56)	(10)	(99)	(17)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income

Net impairment losses recognized in earnings	(56)	(10)	(99)	(17)
Other net investment gains	6	47	57	82

Total investment gains (losses)	(50)	37	(42)	65
Contract drilling revenues	599	728	1,816	2,063
Other revenues	548	497	1,716	1,624

Total	3,169	3,523	10,082	10,804

Expenses:
Insurance claims and policyholders’ benefits	1,200	1,354	4,008	4,241
Amortization of deferred acquisition costs	319	332	936	996
Contract drilling expenses	276	400	971	1,165
Other operating expenses (Note 4)	898	977	3,026	2,634
Interest	128	121	393	369

Total	2,821	3,184	9,334	9,405

Income before income tax	348	339	748	1,399
Income tax expense	(66)	(99)	(170)	(347)

Income from continuing operations	282	240	578	1,052
Discontinued operations, net		29		(384)

Net income	282	269	578	668
Amounts attributable to noncontrolling interests	(100)	(61)	(117)	(285)

Net income attributable to Loews Corporation	$182	$208	$461	$383

Net income attributable to Loews Corporation:
Income from continuing operations	$182	$179	$461	$747
Discontinued operations, net		29		(364)

Net income	$182	$208	$461	$383

Basic and diluted net income per share:
Income from continuing operations	$0.50	$0.47	$1.25	$1.94
Discontinued operations, net		0.08		(0.94)

Net income	$0.50	$0.55	$1.25	$1.00

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted average shares outstanding:
Shares of common stock	360.91	380.59	367.74	384.53
Dilutive potential shares of common stock	0.19	0.60	0.29	0.66

Total weighted average shares outstanding assuming dilution	361.10	381.19	368.03	385.19

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Net income	$ 282	$ 269	$ 578	$ 668

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	2	1	(3)	15
Net other unrealized gains (losses) on investments	(39)	(83)	(292)	424

Total unrealized gains (losses) on available-for-sale investments	(37)	(82)	(295)	439
Discontinued operations		(34)		(19)
Unrealized gains (losses) on cash flow hedges	1	(4)	5	(1)
Pension liability	4	2	51	(52)
Foreign currency	(53)	(73)	(100)	(37)

Other comprehensive income (loss)	(85)	(191)	(339)	330

Comprehensive income	197	78	239	998

Amounts attributable to noncontrolling interests	(91)	(39)	(82)	(316)

Total comprehensive income attributable to Loews Corporation	$ 106	$ 39	$ 157	$ 682

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2014	$24,906	$4	$3,607	$15,508	$339	$-	$5,448
Net income	668			383			285
Other comprehensive income	330				299		31
Dividends paid	(333)			(72)			(261)
Purchases of subsidiary stock from noncontrolling interests	(83)		(8)				(75)
Purchases of Loews treasury stock	(415)					(415)
Issuance of Loews common stock	5		5
Stock-based compensation	19		9				10
Other	19			(2)			21

Balance, September 30, 2014	$25,116	$4	$3,613	$15,817	$638	$(415)	$5,459

Balance, January 1, 2015	$24,650	$4	$3,481	$15,515	$280	$-	$5,370
Net income	578			461			117
Other comprehensive loss	(339)				(304)		(35)
Dividends paid	(207)			(69)			(138)
Issuance of equity securities by subsidiary	115		(2)		1		116
Purchases of subsidiary stock from noncontrolling interests	(31)		5				(36)
Purchases of Loews treasury stock	(633)					(633)
Issuance of Loews common stock	7		7
Stock-based compensation	19		17				2
Other	(6)		(18)	(1)			13

Balance, September 30, 2015	$24,153	$4	$3,490	$15,906	$(23)	$(633)	$5,409

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2015	2014

(In millions)

Operating Activities:

Net income	$578	$668
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	1,370	1,491
Changes in operating assets and liabilities, net:
Receivables	31	571
Deferred acquisition costs	11	14
Insurance reserves	195	(222)
Other assets	(81)	(127)
Other liabilities	(108)	(152)
Trading securities	199	(147)

Net cash flow operating activities	2,195	2,096

Investing Activities:

Purchases of fixed maturities	(7,055)	(7,457)
Proceeds from sales of fixed maturities	3,590	4,005
Proceeds from maturities of fixed maturities	3,101	2,901
Purchases of equity securities	(60)	(44)
Proceeds from sales of equity securities	43	23
Purchases of limited partnership investments	(120)	(218)
Proceeds from sales of limited partnership investments	156	133
Purchases of property, plant and equipment	(1,447)	(1,775)
Dispositions	28	1,030
Change in short term investments	298	489
Other, net	(121)	(52)

Net cash flow investing activities	(1,587)	(965)

Financing Activities:

Dividends paid	(69)	(72)
Dividends paid to noncontrolling interests	(138)	(261)
Purchases of subsidiary stock from noncontrolling interests	(29)	(88)
Purchases of Loews treasury stock	(617)	(396)
Issuance of Loews common stock	7	5
Proceeds from sale of subsidiary stock	114	4
Principal payments on debt	(1,761)	(1,250)
Issuance of debt	1,851	1,259
Other, net	4	14

Net cash flow financing activities	(638)	(785)

Effect of foreign exchange rate on cash	(6)	(3)

Net change in cash	(36)	343
Cash, beginning of period	364	294

Cash, end of period	$328	$637

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2015 and 2014.

Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2014 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 5.8 million, 2.6 million, 4.5 million and 2.2 million shares were not included in the diluted weighted average shares amounts for the three and nine months ended September 30, 2015 and 2014 due to the exercise price being greater than the average stock price.

As a result of the continued deterioration of the market fundamentals in the oil and gas industry, the Company assessed the carrying value of goodwill related to its investment in Diamond Offshore. An impairment charge of $20 million was recorded in Other operating expenses in the third quarter of 2015 to write-off all goodwill attributable to Diamond Offshore.

On August 1, 2014, CNA completed the sale of Continental Assurance Company (“CAC”), its former life insurance subsidiary and on September 30, 2014, the Company sold HighMount Exploration & Production LLC (“HighMount”), its natural gas and oil exploration and production subsidiary. The results of these sold businesses are reflected as discontinued operations in the Consolidated Condensed Statements of Income as further discussed in Note 12. In connection with the sale of CAC, CNA entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the coinsurance agreement, the $31 million (after tax and noncontrolling interests) difference between market value and book value of the funds withheld assets at the coinsurance contract’s inception was recognized as a loss in Other operating expenses in the third quarter of 2014.

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

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. In August of 2015, the FASB formally amended the effective date of this update to annual reporting periods beginning after December 15, 2017, including interim periods, and it can be adopted either retrospectively or with a cumulative effect adjustment at the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements.

2.  Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions)

Fixed maturity securities	$449	$453	$1,344	$1,356
Short term investments	4	1	7	3
Limited partnership investments	(122)	26	88	229
Equity securities	3	2	9	7
Income (loss) from trading portfolio (a)	(5)	(24)	(9)	46
Other	9	7	26	25

Total investment income	338	465	1,465	1,666
Investment expenses	(17)	(14)	(46)	(41)

Net investment income	$321	$451	$1,419	$1,625

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(59), $(19), $(71) and $46 for the three and nine months ended September 30, 2015 and 2014.

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions)

Fixed maturity securities	$(29)	$39	$(29)	$58
Equity securities	(18)	(3)	(19)	2
Derivative instruments	(1)		9	1
Short term investments and other	(2)	1	(3)	4

Investment gains (losses) (a)	$(50)	$37	$(42)	$65

(a)	Includes gross realized gains of $23, $52, $93 and $130 and gross realized losses of $70, $16, $141 and $70 on available-for-sale securities for the three and nine months ended September 30, 2015 and 2014.

The components of net other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$36	$6	$52	$9
States, municipalities and political subdivisions			18
Asset-backed:
Residential mortgage-backed	1	2	7	4
Other asset-backed			1	1

Total asset-backed	1	2	8	5

Total fixed maturities available-for-sale	37	8	78	14

Equity securities available-for-sale:
Common stock	19	2	20	3
Short term investments			1

Net OTTI losses recognized in earnings	$56	$10	$99	$17

The amortized cost and fair values of securities are as follows:

					Unrealized
	Cost or	Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Estimated	Losses
September 30, 2015	Cost	Gains	Losses	Fair Value	(Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,172	$1,237	$ 210	$ 18,199
States, municipalities and political subdivisions	11,978	1,336	17	13,297	$ (5)
Asset-backed:
Residential mortgage-backed	4,850	204	13	5,041	(46)
Commercial mortgage-backed	2,183	77	9	2,251
Other asset-backed	1,009	11	4	1,016

Total asset-backed	8,042	292	26	8,308	(46)
U.S. Treasury and obligations of government-sponsored enterprises	24	5		29
Foreign government	333	12	1	344
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,582	2,884	254	40,212	(51)
Fixed maturities trading	108		19	89

Total fixed maturities	37,690	2,884	273	40,301	(51)

Equity securities:
Common stock	62	3		65
Preferred stock	145	4	2	147

Equity securities available-for-sale	207	7	2	212	-
Equity securities trading	771	51	149	673

Total equity securities	978	58	151	885	-

Total	$ 38,668	$2,942	$ 424	$ 41,186	$ (51)

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Estimated	OTTI Losses
December 31, 2014	Cost	Gains	Losses	Fair Value	(Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,226	$1,721	$ 61	$ 18,886
States, municipalities and political subdivisions	11,285	1,463	8	12,740
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	$ (53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235

Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government-sponsored enterprises	26	5		31
Foreign government	438	16		454
Redeemable preferred stock	39	3		42

Fixed maturities available-for-sale	37,332	3,530	97	40,765	(55)
Fixed maturities trading	137		17	120

Total fixed maturities	37,469	3,530	114	40,885	(55)

Equity securities:
Common stock	38	9		47
Preferred stock	172	5	2	175

Equity securities available-for-sale	210	14	2	222	-
Equity securities trading	523	96	113	506

Total equity securities	733	110	115	728	-

Total	$ 38,202	$3,640	$ 229	$ 41,613	$ (55)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. As of September 30, 2015 and December 31, 2014, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $938 million and $1.2 billion. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core business would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs, and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 3,758	$ 180	$ 188	$ 30	$ 3,946	$ 210
States, municipalities and political subdivisions	655	11	131	6	786	17
Asset-backed:
Residential mortgage-backed	308	3	211	10	519	13
Commercial mortgage-backed	479	6	81	3	560	9
Other asset-backed	354	4	9		363	4

Total asset-backed	1,141	13	301	13	1,442	26
U.S. Treasury and obligations of government-sponsored enterprises	1				1
Foreign government	23		3	1	26	1
Redeemable preferred stock	3				3

Total fixed maturity securities	5,581	204	623	50	6,204	254
Preferred stock	3		14	2	17	2

Total	$ 5,584	$ 204	$ 637	$ 52	$ 6,221	$ 256

December 31, 2014

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 1,330	$ 46	$ 277	$ 15	$ 1,607	$ 61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7		614	10

Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government-sponsored enterprises	3		4		7
Foreign government	3		3		6
Redeemable preferred stock	3				3

Total fixed maturity securities	2,838	68	706	29	3,544	97
Preferred stock	17	2	1		18	2

Total	$ 2,855	$ 70	$ 707	$ 29	$ 3,562	$ 99

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2015.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2015 and 2014 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions)

Beginning balance of credit losses on fixed maturity securities	$59	$66	$62	$74
Reductions for securities sold during the period	(2)	(2)	(5)	(7)
Reductions for securities the Company intends to sell or more likely than not will be required to sell				(3)

Ending balance of credit losses on fixed maturity securities	$57	$64	$57	$64

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	September 30, 2015		December 31, 2014

	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

(In millions)

Due in one year or less	$1,406	$1,425	$2,479	$2,511
Due after one year through five years	7,789	8,200	9,070	9,621
Due after five years through ten years	14,149	14,577	12,055	12,584
Due after ten years	14,238	16,010	13,728	16,049

Total	$37,582	$40,212	$37,332	$40,765

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

	September 30, 2015			December 31, 2014

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value

	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Foreign exchange:
Currency forwards – short				$70		$ (5)

Without hedge designation:

Equity markets:
Options – purchased	$ 1,619	$50		544	$24
– written	1,256		$ (29)	292		(21)
Equity swaps and warrants – long	10	1		10	2
Futures – long	70	1
Futures – short	95		(1)	130	2
Foreign exchange:
Currency forwards – long	358		(52)	109		(3)
– short	435	53		88	2
Currency options – long	100	1		151	7
– short	50		(1)
Embedded derivative on funds withheld liability	182	5		184		(3)

Investment Commitments

As of September 30, 2015, the Company had committed approximately $414 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of September 30, 2015, the Company had commitments to purchase or fund additional amounts of $81 million and sell $43 million under the terms of such securities.

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

September 30, 2015	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$28	$18,018	$153	$18,199
States, municipalities and political subdivisions		13,236	61	13,297
Asset-backed:
Residential mortgage-backed		4,837	204	5,041
Commercial mortgage-backed		2,180	71	2,251
Other asset-backed		545	471	1,016

Total asset-backed		7,562	746	8,308
U.S. Treasury and obligations of government-sponsored enterprises	28	1		29
Foreign government	28	316		344
Redeemable preferred stock	24	11		35

Fixed maturities available-for-sale	108	39,144	960	40,212
Fixed maturities trading		3	86	89

Total fixed maturities	$108	$39,147	$1,046	$40,301

Equity securities available-for-sale	$154	$43	$15	$212
Equity securities trading	673			673

Total equity securities	$827	$43	$15	$885

Short term investments	$4,225	$773		$4,998
Other invested assets	102	45		147
Receivables		56		56
Life settlement contracts			$74	74
Payable to brokers	(430)	(54)		(484)

December 31, 2014	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$32	$18,692	$162	$18,886
States, municipalities and political subdivisions		12,646	94	12,740
Asset-backed:
Residential mortgage-backed		5,044	189	5,233
Commercial mortgage-backed		2,061	83	2,144
Other asset-backed		580	655	1,235

Total asset-backed		7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3		31
Foreign government	41	413		454
Redeemable preferred stock	30	12		42

Fixed maturities available-for-sale	131	39,451	1,183	40,765
Fixed maturities trading		30	90	120

Total fixed maturities	$131	$39,481	$1,273	$40,885

Equity securities available-for-sale	$145	$61	$16	$222
Equity securities trading	505		1	506

Total equity securities	$650	$61	$17	$728

Short term investments	$4,989	$963		$5,952
Other invested assets	102	41		143
Receivables	2	7		9
Life settlement contracts			$82	82
Payable to brokers	(546)	(6)		(552)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2015	July 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$141			$27	$(1)	$(11)		$(3)	$153
States, municipalities and political subdivisions	85							(24)	61
Asset-backed:
Residential mortgage-backed	207	$2	$(2)	4		(7)			204
Commercial mortgage-backed	87	5	(4)	8		(15)		(10)	71
Other asset-backed	490		(6)	43	(20)	(32)		(4)	471

Total asset-backed	784	7	(12)	55	(20)	(54)	$-	(14)	746	$-

Fixed maturities available-for-sale	1,010	7	(12)	82	(21)	(65)		(41)	960
Fixed maturities trading	89	(2)			(1)				86	$(2)

Total fixed maturities	$1,099	$5	$(12)	$82	$(22)	$(65)	$-	$(41)	$1,046	$(2)

Equity securities available-for-sale	$16		$(1)						$15
Equity securities trading	1	$1			$(2)				-	$1

Total equity securities	$17	$1	$(1)	$-	$(2)	$-	$-	$-	$15	$1

Life settlement contracts	$75	$5				$(6)			$74	$2

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2014	July 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$194		$(1)	$4		$(3)		$(21)	$173
States, municipalities and political subdivisions	79		1						80
Asset-backed:
Residential mortgage-backed	185	$1				(17)	$11	(20)	160
Commercial mortgage-backed	59	2	(2)	28		(21)	31		97
Other asset-backed	626	1	(4)	80		(25)		(36)	642

Total asset-backed	870	4	(6)	108	$-	(63)	42	(56)	899	$-

Fixed maturities available-for-sale	1,143	4	(6)	112		(66)	42	(77)	1,152
Fixed maturities trading	91								91

Total fixed maturities	$1,234	$4	$(6)	$112	$-	$(66)	$42	$(77)	$1,243	$-

Equity securities available-for-sale	$2		$(1)	$16					$17
Equity securities trading	4			(1)					3

Total equity securities	$6	$-	$(1)	$15	$-	$-	$-	$-	$20	$-

Life settlement contracts	$86	$1				$(1)			$86	$1
Derivative financial instruments, net	-								-	(1)

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2015	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$162	$(1)	$(1)	$39	$(13)	$(32)	$37	$(38)	$153
States, municipalities and political subdivisions	94	1				(10)		(24)	61
Asset-backed:
Residential mortgage-backed	189	4	(4)	76		(28)		(33)	204
Commercial mortgage- backed	83	7	(4)	23		(17)	17	(38)	71
Other asset-backed	655	3	4	125	(254)	(52)		(10)	471	$(1)

Total asset-backed	927	14	(4)	224	(254)	(97)	17	(81)	746	(1)

Fixed maturities available-for-sale	1,183	14	(5)	263	(267)	(139)	54	(143)	960	(1)
Fixed maturities trading	90	(2)			(2)				86	(2)

Total fixed maturities	$1,273	$12	$(5)	$263	$(269)	$(139)	$54	$(143)	$1,046	$(3)

Equity securities available-for-sale	$16		$(1)						$15
Equity securities trading	1	$1			$(2)				-	$1

Total equity securities	$17	$1	$(1)	$-	$(2)	$-	$-	$-	$15	$1

Life settlement contracts	$82	$22				$(30)			$74	$1

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2014	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, September 30	Held at September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$204	$2		$30	$(10)	$(13)	$8	$(48)	$173
States, municipalities and political subdivisions	71	1	$3	1	(10)		14		80
Asset-backed:
Residential mortgage-backed	331	(22)	62	47	(174)	(57)	32	(59)	160
Commercial mortgage-backed	151	4	(2)	28	(60)	(23)	43	(44)	97
Other asset-backed	446	2		457	(111)	(115)		(37)	642	$(1)

Total asset-backed	928	(16)	60	532	(345)	(195)	75	(140)	899	(1)

Fixed maturities available-for-sale	1,203	(13)	63	563	(365)	(208)	97	(188)	1,152	(1)
Fixed maturities trading	80	11							91	11

Total fixed maturities	$1,283	$(2)	$63	$563	$(365)	$(208)	$97	$(188)	$1,243	$10

Equity securities available-for-sale	$11	$3	$(5)	$16	$(8)				$17
Equity securities trading	8			1	(6)				3

Total equity securities	$19	$3	$(5)	$17	$(14)	$-	$-	$-	$20	$-

Life settlement contracts	$88	$23				$(25)			$86	$3
Separate account business	1							$(1)	-
Derivative financial instruments, net	(3)	1		$(2)	$2			2	-	1

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and nine months ended September 30, 2015 there were $10 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the three months ended September 30, 2014 there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2014 there were $24 million of transfers from Level 2 to Level 1 and $1 million of transfers from Level 1 to Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Equity Securities

Level 1 equity securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions and other pricing models utilizing market observable inputs. Level 3 securities are priced using internal models with inputs that are not market observable.

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

September 30, 2015	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

	(In millions)

Fixed maturity securities	$121	Discounted cash flow	Credit spread	2% – 31% (3%)

Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (164%)

December 31, 2014

Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% – 13% (3%)

Equity securities	16	Market approach	Private offering price	$12 – $4,391 per share
				($600 per share)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (163%)

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

	Carrying Amount	Estimated Fair Value

September 30, 2015		Level 1	Level 2	Level 3	Total

(In millions)

Assets:
Other invested assets, primarily mortgage loans	$640			$660	$660

Liabilities:
Short term debt	1,277		$1,267	35	1,302
Long term debt	9,479		8,811	555	9,366
December 31, 2014

Assets:
Other invested assets, primarily mortgage loans	$588			$608	$608

Liabilities:
Short term debt	334		$255	84	339
Long term debt	10,320		10,299	420	10,719

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

4.  Property, Plant and Equipment

Diamond Offshore

Asset Impairment

During the first quarter of 2015, in response to pending regulatory requirements in the U.S. Gulf of Mexico, as well as the continued deterioration of the market fundamentals in the oil and gas industry, including the dramatic decline in oil prices, significant cutbacks in customer capital spending plans and contract cancellations by customers, Diamond Offshore evaluated all drilling rigs with indications that their carrying amounts may not be recoverable.

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

Based on this evaluation, Diamond Offshore determined that seven mid-water semisubmersibles and one drillship were impaired and an impairment loss was recognized aggregating $359 million ($158 million after tax and noncontrolling interests) during the first quarter of 2015. The fair value of five of the impaired rigs was determined utilizing a market approach, which utilized the most recent contracted sales price for another of Diamond Offshore’s previously impaired mid-water semisubmersible rigs. The fair value of Diamond Offshore’s three remaining rigs (which were under contract with a customer at that time) was determined using an income approach, which utilized significant unobservable inputs, including assumptions related to estimated dayrate revenue, rig utilization and anticipated costs for the remainder of the current contract, as well as estimated proceeds that may be received on disposition of each rig, representative of a Level 3 fair value measurement.

During the third quarter of 2015, Diamond Offshore evaluated 13 drilling rigs with indications that their carrying amounts may not be recoverable and determined that further impairment of its fleet had not occurred. In October 2015, offers were received for three drilling rigs, consisting of one semisubmersible rig and one drillship, both of which were previously impaired, and one cold stacked jack-up rig. Diamond Offshore recorded an aggregate impairment loss of $2 million ($1 million after tax and noncontrolling interests) during the third quarter of 2015 to write down the carrying value of each of these rigs to their expected selling price. Impairment losses for the nine months ended September 30, 2015 were $361 million ($159 million after tax and noncontrolling interests).

Of the rigs impaired during 2015, four semisubmersible rigs have been sold for scrap and another three rigs are currently cold stacked. The two remaining rigs in the impairment group are under contract with customers and are expected to be sold for scrap at the end of their respective contracts. The aggregate fair value of the rigs in the impairment group was $9 million as of September 30, 2015.

During the three and nine months ended September 30, 2014, Diamond Offshore recognized an impairment loss aggregating $109 million ($55 million after tax and noncontrolling interests) related to semisubmersible rigs for which a plan had been initiated to retire and scrap. All of these rigs were subsequently sold for scrap.

Diamond Offshore’s assumptions are necessarily subjective and are an inherent part of the asset impairment evaluation. The use of different assumptions could produce results that differ from those reported. The actual amount realized upon disposition of the drilling rigs may vary if, or when, such rigs are sold.

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

Catastrophes are an inherent risk of the property and casualty insurance business and can contribute to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $14 million and $17 million for the three months ended September 30, 2015 and 2014 and $103 million and $147 million for the nine months ended September 30, 2015 and 2014. Catastrophe losses in 2015 related primarily to U.S. weather-related events.

Net Prior Year Development

The following tables and discussion present net prior year development recorded for Specialty, Commercial, International and Other.

Three Months Ended September 30, 2015	Specialty	Commercial	International	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$(11)	$(34)		$(175)
Pretax (favorable) unfavorable premium development	(2)	(5)	2		(5)

Total pretax (favorable) unfavorable net prior year development	$(132)	$(16)	$(32)	$-	$(180)

Three Months Ended September 30, 2014

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(79)	$71	$(17)	$(1)	$(26)
Pretax (favorable) unfavorable premium development	(4)		7		3

Total pretax (favorable) unfavorable net prior year development	$(83)	$71	$(10)	$(1)	$(23)

Nine Months Ended September 30, 2015

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(141)		$(46)		$(187)
Pretax (favorable) unfavorable premium development	(10)	$(17)	16		(11)

Total pretax (favorable) unfavorable net prior year development	$(151)	$(17)	$(30)	$-	$(198)

Nine Months Ended September 30, 2014

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(123)	$179	$(32)	$(1)	$23
Pretax (favorable) unfavorable premium development	(12)	(24)	6		(30)

Total pretax (favorable) unfavorable net prior year development	$(135)	$155	$(26)	$(1)	$(7)

Specialty

The following table and discussion provide further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Medical professional liability	$(19)	$16	$(11)	$17
Other professional liability and management liability	(37)	(9)	(41)	(59)
Surety	(70)	(79)	(69)	(78)
Warranty			1
Other	(4)	(7)	(21)	(3)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$(79)	$(141)	$(123)

Three Months

2015

Favorable development in medical professional liability was related to lower than expected severity in accident years 2008 through 2013.

Favorable development in other professional liability and management liability related to better than expected large loss emergence in financial institutions in accident years 2012 and prior. Additional favorable development related to lower than expected severity in accident years 2009 through 2013 for directors and officers liability.

Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2013 and prior.

2014

Unfavorable development for medical professional liability was primarily related to increased frequency of large medical products liability class action lawsuits in accident years 2012 and prior.

Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2012 and prior.

Nine Months

2015

Overall, favorable development for medical professional liability was related to lower than expected severity in accident years 2008 through 2013. Unfavorable development was recorded related to increased claim frequency in the aging services business for accident years 2013 and 2014.

Overall, favorable development in other professional liability and management liability related to better than expected large loss emergence in financial institutions in accident years 2012 and prior. Additional favorable development related to lower than expected severity in accident years 2009 through 2013 for directors and officers liability and lower than expected severity in accident years 2010 and prior for professional services. Unfavorable development was related to increased claim frequency on public company management liability in accident years 2012 through 2014.

Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2013 and prior.

Favorable development for other coverages was due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Commercial auto		$13	$7	$52
General liability	$3	44	8	76
Workers’ compensation	(1)	25	22	75
Property and other	(13)	(11)	(37)	(24)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(11)	$71	$-	$179

Three Months

2015

Favorable development for property and other was primarily due to better than expected loss emergence on catastrophe events in accident year 2014.

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

Favorable development for property and other first-party coverages was recorded in accident years 2010 and prior, primarily related to lower than expected frequency and favorable individual claim settlements.

Nine Months

2015

Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2008 through 2013.

Favorable development for property and other was primarily due to better than expected loss emergence from 2012 and 2014 catastrophe events and better than expected frequency of large claims in accident year 2014.

The nine months also included unfavorable loss development related to an extra contractual obligation loss and losses associated with premium development.

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

Overall, favorable development for property and other coverages in accident years 2011 and prior primarily related to lower than expected frequency and favorable individual claim settlements. Additionally, there was favorable development due to better than expected loss emergence in catastrophe losses in accident year 2013. Unfavorable development was recorded in accident year 2012 primarily related to higher than expected loss emergence in catastrophe losses.

International

The following table and discussion provide further detail of the development recorded for the International segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Medical professional liability	$(8)	$(3)	$(8)	$(2)
Other professional liability	(11)	1	(16)	(14)
Liability	(5)	(3)	(12)	(9)
Property & marine	(5)	(11)	(19)	(10)
Other	(5)	(1)	9	(7)
Commutations				10

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(34)	$(17)	$(46)	$(32)

Three Months

2015

Favorable development in medical professional liability was due to better than expected loss emergence on accident years 2011 to 2013.

Favorable development in other professional liability was due to better than expected large loss emergence in accident years 2011 and prior.

Favorable development in liability was due to better than expected large loss emergence in accident years 2012 and prior.

Favorable development in property and marine was due to better than expected individual large loss emergence and favorable settlements on large claims in accident years 2013 and 2014.

2014

Favorable development for property and marine coverages was primarily related to better than expected severity in accident year 2013.

Nine Months

2015

Favorable development in medical professional liability was due to better than expected loss emergence on accident years 2011 to 2013.

Favorable development in other professional liability was due to better than expected large loss emergence in accident years 2011 and prior.

Favorable development in liability was due to better than expected large loss emergence in accident years 2012 and prior.

Favorable development in property and marine was due to better than expected individual large loss emergence and favorable settlements on large claims in accident years 2013 and 2014.

Unfavorable development in other is due to higher than expected large losses in financial institutions and political risk, primarily in accident year 2014.

2014

Favorable development for other professional liability was primarily related to lower than expected severity in accident years 2011 and prior.

Favorable development for property and marine coverages was primarily related to better than expected severity in accident year 2013.

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

The following table displays the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Net A&EP adverse development before consideration of LPT			$150
Provision for uncollectible third party reinsurance on A&EP

Additional amounts ceded under LPT			150
Retroactive reinsurance benefit recognized	$(4)	$(4)	(75)	$(9)

Pretax impact of deferred retroactive reinsurance benefit	$(4)	$(4)	$75	$(9)

The fourth quarter of 2014 A&EP reserve review was not completed in 2014 because additional information and analysis on inuring third party reinsurance recoveries were needed to finalize the review. The review was finalized in the second quarter of 2015. Unfavorable development was due to a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits in the Consolidated Condensed Statements of Income.

As of September 30, 2015 and December 31, 2014, the cumulative amounts ceded under the LPT were $2.6 billion and $2.5 billion. The unrecognized deferred retroactive reinsurance benefit was $251 million and $176 million as of September 30, 2015 and December 31, 2014.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.8 billion and $3.4 billion at September 30, 2015 and December 31, 2014. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to CNA’s A&EP claims.

6.  Debt

CNA Financial

During the third quarter of 2015, CNA entered into a new credit agreement with a syndicate of banks and simultaneously terminated the previous credit agreement. The new credit agreement established a five-year $250 million senior unsecured revolving credit facility which may be used for general corporate purposes. At CNA’s election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million and the new credit agreement includes two optional one-year extensions prior to the first and second anniversary of the closing date, subject to applicable consents.

Diamond Offshore

Diamond Offshore has a $1.5 billion senior unsecured revolving credit facility. In October 2015, Diamond Offshore entered into an extension agreement of the revolving credit facility, which, among other things, provides for a one-year extension of the maturity date. The extended revolving credit facility matures in October 2020, except for $40 million of commitments that mature in March 2019 and $60 million of commitments that mature in October 2019. In addition, Diamond Offshore also has the option to increase the revolving commitments under the revolving credit facility by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request one additional one-year extension of the maturity date. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans.

As of September 30, 2015, Diamond Offshore had $493 million outstanding of commercial paper supported by its existing $1.5 billion revolving credit facility. As of September 30, 2015, the commercial paper notes had a weighted average interest rate of 0.4% and a weighted average remaining term of two days.

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

In May of 2015, Boardwalk Pipeline entered into an amended revolving credit agreement having aggregate lending commitments of $1.5 billion and a maturity date of May 2020. As of September 30, 2015, Boardwalk Pipeline had $365 million of loans outstanding under its revolving credit facility with a weighted-average interest rate on the borrowings of 1.4%.

Loews Hotels

In the third quarter of 2015, Loews Hotels entered into an $87 million mortgage loan agreement which bears interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The mortgage loan agreement is due October 1, 2018 and includes two optional one-year extensions, subject to applicable conditions.

7. Shareholders’ Equity

Accumulated other comprehensive income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2014 and 2015:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Discontinued Operations	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, July 1, 2014	$30	$1,062	$30	$(3)	$(478)	$166	$807
Other comprehensive income (loss) before reclassifications, after tax of $(1), $52, $2, $2, $1 and $0	1	(59)	(3)	(4)	(2)	(73)	(140)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $12, $21, $0, $(2) and $0		(24)	(31)		4		(51)

Other comprehensive income (loss)	1	(83)	(34)	(4)	2	(73)	(191)
Amounts attributable to noncontrolling interests	1	8	4	2		7	22

Balance, September 30, 2014	$32	$987	$-	$(5)	$(476)	$100	$638

Balance, July 1, 2015	$28	$619	$-	$(3)	$(598)	$7	$53
Other comprehensive income (loss) before reclassifications, after tax of $(1), $38, $0, $0, $(1) and $0	2	(70)			(1)	(53)	(122)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(17), $0, $0, $(2) and $0		31		1	5		37

Other comprehensive income (loss)	2	(39)	-	1	4	(53)	(85)
Amounts attributable to noncontrolling interests		4		(1)	1	5	9

Balance, September 30, 2015	$30	$584	$-	$(3)	$(593)	$(41)	$(23)

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Discontinued Operations	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2014	$23	$622	$(3)	$(4)	$(432)	$133	$339
Transfer to net assets of discontinued operations	(5)	(15)	20				-
Other comprehensive income (loss) before reclassifications, after tax of $(8), $(229), $(3), $(1), $1 and $0	15	462	2	1	(2)	(37)	441
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $20, $16, $1, $24 and $0		(38)	(21)	(2)	(50)		(111)

Other comprehensive income (loss)	15	424	(19)	(1)	(52)	(37)	330
Amounts attributable to noncontrolling interests	(1)	(44)	2		8	4	(31)

Balance, September 30, 2014	$32	$987	$-	$(5)	$(476)	$100	$638

Balance, January 1, 2015	$32	$846	$-	$(6)	$(641)	$49	$280
Other comprehensive income (loss) before reclassifications, after tax of $1, $162, $0, $1, $(19) and $0	(3)	(321)		(2)	36	(100)	(390)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(22), $0, $(2), $(9) and $0		29		7	15		51

Other comprehensive income (loss)	(3)	(292)	-	5	51	(100)	(339)
Issuance of equity securities by subsidiary					1		1
Amounts attributable to noncontrolling interests	1	30		(2)	(4)	10	35

Balance, September 30, 2015	$30	$584	$-	$(3)	$(593)	$(41)	$(23)

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) and cash flow hedges related to discontinued operations	Discontinued operations, net
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Loews purchased 1.1 million shares of Diamond Offshore common stock at an aggregate cost of $29 million during the nine months ended September 30, 2015. The Company’s percentage ownership interest in Diamond Offshore increased as a result of these transactions, from 52% to 53%. The Company’s carrying value exceeded the purchase price of the shares, resulting in an increase to Additional paid-in capital (“APIC”) of $5 million.

During the nine months ended September 30, 2015, Boardwalk Pipeline sold 7.1 million common units under an equity distribution agreement with certain broker-dealers and received net proceeds of $115 million, including a $2 million contribution from the Company to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction, from 53% to 51%. The Company’s carrying value exceeded the issuance price of the common units, resulting in a decrease to APIC of $2 million and an increase to AOCI of $1 million.

Treasury Stock

The Company repurchased 16.3 million and 9.6 million shares of Loews common stock at aggregate costs of $633 million and $415 million during the nine months ended September 30, 2015 and 2014.

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

The components of net periodic benefit cost are as follows:

	Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Service cost	$2	$5	$10	$13
Interest cost	31	37	95	111
Expected return on plan assets	(48)	(52)	(145)	(157)
Amortization of unrecognized net loss	9	7	32	22
Regulatory asset decrease				1
Settlement charge	2		2

Net periodic benefit cost	$(4)	$(3)	$(6)	$(10)

	Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Service cost	$1		$1
Interest cost	1	$1	2	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized prior service benefit	(3)	(2)	(8)	(15)
Amortization of unrecognized net loss			1
Curtailment gain				(86)

Net periodic benefit cost	$(2)	$(2)	$(7)	$(101)

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

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 33 drilling rigs, including one newbuild rig which is under construction. On September 30, 2015, Diamond Offshore’s drilling rigs were located offshore of seven countries in addition to the United States.

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

(In millions)

Revenues (a):

CNA Financial:
Property and Casualty:
Specialty	$846	$930	$2,667	$2,776
Commercial	767	890	2,545	2,772
International	216	241	642	744
Other Non-Core	324	350	978	1,022

Total CNA Financial	2,153	2,411	6,832	7,314
Diamond Offshore	608	737	1,867	2,148
Boardwalk Pipeline	296	279	925	931
Loews Hotels	146	126	452	343
Corporate and other	(34)	(30)	6	68

Total	$3,169	$3,523	$10,082	$10,804

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
Property and Casualty:
Specialty	$248	$280	$661	$729
Commercial	83	83	391	267
International	23	10	71	68
Other Non-Core	(120)	(78)	(410)	(103)

Total CNA Financial	234	295	713	961
Diamond Offshore	139	82	(42)	362
Boardwalk Pipeline (b)	48	28	163	105
Loews Hotels	1		25	14
Corporate and other	(74)	(66)	(111)	(43)

Total	$348	$339	$748	$1,399

Net income (loss) (a):

CNA Financial:
Property and Casualty:
Specialty	$147	$166	$394	$435
Commercial	49	51	231	163
International	9	4	37	37
Other Non-Core	(44)	(33)	(167)	(12)

Total CNA Financial	161	188	495	623
Diamond Offshore	47	25	(34)	136
Boardwalk Pipeline (b)	18	8	55	7
Loews Hotels	2		15	8
Corporate and other	(46)	(42)	(70)	(27)

Income from continuing operations	182	179	461	747
Discontinued operations, net		29		(364)

Total	$182	$208	$461	$383

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
Property and Casualty:
Specialty	$(22)	$3	$(18)	$9
Commercial	(29)	2	(23)	7
International	(1)	1	1	1
Other Non-Core	2	31	(2)	48

Total	$(50)	$37	$(42)	$65

Net income (loss):

CNA Financial:
Property and Casualty:
Specialty	$(14)	$2	$(11)	$5
Commercial	(16)	4	(13)	5
International		(1)	1
Other Non-Core	1	19	5	29

Total	$(29)	$24	$(18)	$39

(b)

As discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, a charge of $94 million ($55 million after tax and noncontrolling interests) was recorded in the first quarter of 2014 related to the terminated Bluegrass Project.

10.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

11.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of September 30, 2015, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $260 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of the previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2015, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In the normal course of business, CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments CNA could be required to pay under these guarantees was approximately $2.0 billion as of September 30, 2015. CNA does not believe a payable is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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

12.  Discontinued Operations

The Consolidated Condensed Statements of Income include discontinued operations of HighMount as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

(In millions)

Revenues:
Other revenue, primarily operating	$49	$150

Total	49	150

Expenses:
Other operating expenses
Impairment of natural gas and oil properties		29
Operating	54	165
Interest	3	8

Total	57	202

Loss before income tax	(8)	(52)
Income tax benefit	3	2

Results of discontinued operations, net of income tax	(5)	(50)
Impairment loss, net of tax (expense) benefit of $(30) and $62	30	(137)

Income (loss) from discontinued operations	$25	$(187)

The Consolidated Condensed Statements of Income include discontinued operations of the CAC business as follows:

(In millions)

Revenues:
Net investment income	$14	$94
Investment gains	1	3

Total	15	97

Expenses:
Insurance claims and policyholders’ benefits	12	75
Other operating expenses		2

Total	12	77

Income before income tax	3	20
Income tax expense	(2)	(6)

Results of discontinued operations, net of income tax	1	14
Loss on sale, net of tax (expense) benefit of $(1) and $40	3	(211)
Amounts attributable to noncontrolling interests		20

Income (loss) from discontinued operations	$4	$(177)

13.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2015 and December 31, 2014, and consolidating statements of income information for the nine months ended September 30, 2015 and 2014. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

September 30, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$45,318	$144		$91	$4,997		$50,550
Cash	236	11	$6	16	59		328
Receivables	7,069	519	121	38	459	$(127)	8,079
Property, plant and equipment	310	6,892	7,654	998	48		15,902
Deferred income taxes	304			2	128	(434)	-
Goodwill	115		237				352
Investments in capital stocks of subsidiaries					15,751	(15,751)	-
Other assets	832	260	334	268	8	13	1,715
Deferred acquisition costs of insurance subsidiaries	606						606

Total assets	$54,790	$7,826	$8,352	$1,413	$21,450	$(16,299)	$77,532

Liabilities and Equity:

Insurance reserves	$36,093						$36,093
Payable to brokers	166				$567		733
Short term debt	350	$493		$35	400		1,278
Long term debt	2,214	1,982	$3,459	556	1,281		9,492
Deferred income taxes	6	402	765	42		$(419)	796
Other liabilities	3,724	571	464	64	293	(129)	4,987

Total liabilities	42,553	3,448	4,688	697	2,541	(548)	53,379

Total shareholders’ equity	10,972	2,335	1,565	714	18,909	(15,751)	18,744
Noncontrolling interests	1,265	2,043	2,099	2			5,409

Total equity	12,237	4,378	3,664	716	18,909	(15,751)	24,153

Total liabilities and equity	$54,790	$7,826	$8,352	$1,413	$21,450	$(16,299)	$77,532

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$46,262	$234		$75	$5,461		$52,032
Cash	190	16	$8	9	141		364
Receivables	7,097	490	128	29	82	$(56)	7,770
Property, plant and equipment	280	6,949	7,649	671	62		15,611
Deferred income taxes	222			2	374	(598)	-
Goodwill	117	20	237				374
Investments in capital stocks of subsidiaries					15,974	(15,974)	-
Other assets	778	307	304	206	7	14	1,616
Deferred acquisition costs of insurance subsidiaries	600						600

Total assets	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Liabilities and Equity:

Insurance reserves	$36,380						$36,380
Payable to brokers	117	$5			$551		673
Short term debt		250		$85			335
Long term debt	2,561	1,981	$3,690	421	1,680		10,333
Deferred income taxes	11	514	732	36		$(400)	893
Other liabilities	3,713	792	400	17	421	(240)	5,103

Total liabilities	42,782	3,542	4,822	559	2,652	(640)	53,717

Total shareholders’ equity	11,457	2,359	1,558	431	19,449	(15,974)	19,280
Noncontrolling interests	1,307	2,115	1,946	2			5,370

Total equity	12,764	4,474	3,504	433	19,449	(15,974)	24,650

Total liabilities and equity	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$5,173						$5,173
Net investment income	1,412	$2	$1		$4		1,419
Intercompany interest and dividends					733	$(733)	-
Investment losses	(42)						(42)
Contract drilling revenues		1,816					1,816
Other revenues	289	49	924	$452	2		1,716

Total	6,832	1,867	925	452	739	(733)	10,082

Expenses:

Insurance claims and policyholders’ benefits	4,008						4,008
Amortization of deferred acquisition costs	936						936
Contract drilling expenses		971					971
Other operating expenses	1,058	867	628	412	61		3,026
Interest	117	71	134	15	56		393

Total	6,119	1,909	762	427	117	-	9,334

Income (loss) before income tax	713	(42)	163	25	622	(733)	748
Income tax (expense) benefit	(162)	(6)	(33)	(10)	41		(170)

Net income (loss)	551	(48)	130	15	663	(733)	578
Amounts attributable to noncontrolling interests	(56)	14	(75)				(117)

Net income (loss) attributable to Loews Corporation	$495	$(34)	$55	$15	$663	$(733)	$461

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$5,427						$5,427
Net investment income	1,556	$1			$68		1,625
Intercompany interest and dividends					647	$(647)	-
Investment gains	65						65
Contract drilling revenues		2,063					2,063
Other revenues	266	84	$931	$343			1,624

Total	7,314	2,148	931	343	715	(647)	10,804

Expenses:

Insurance claims and policyholders’ benefits	4,241						4,241
Amortization of deferred acquisition costs	996						996
Contract drilling expenses		1,165					1,165
Other operating expenses	978	575	705	320	56		2,634
Interest	138	46	121	9	55		369

Total	6,353	1,786	826	329	111	-	9,405

Income before income tax	961	362	105	14	604	(647)	1,399
Income tax (expense) benefit	(268)	(84)	(5)	(6)	16		(347)

Income from continuing operations	693	278	100	8	620	(647)	1,052
Discontinued operations, net	(197)				(187)		(384)

Net income	496	278	100	8	433	(647)	668
Amounts attributable to noncontrolling interests	(50)	(142)	(93)				(285)

Net income attributable to Loews Corporation	$446	$136	$7	$8	$433	$(647)	$383

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

Consolidated Financial Results

Net income for the three months ended September 30, 2015 was $182 million, or $0.50 per share, compared to $208 million, or $0.55 per share, in the prior year period. For the nine months ended September 30, 2015, net income was $461 million, or $1.25 per share, compared to $383 million, or $1.00 per share, in the prior year period. In 2014, net income for the three month period in 2014 included income from discontinued operations of $29 million while the nine month period included a loss from discontinued operations of $364 million reflecting the disposition by Loews of HighMount Exploration & Production, LLC (“HighMount”) and by CNA of its former life insurance subsidiary.

Income from continuing operations for the three months ended September 30, 2015 was $182 million, or $0.50 per share, compared to $179 million, or $0.47 per share, in the 2014 third quarter. Income from continuing operations increased primarily due to higher earnings at Diamond Offshore and Boardwalk Pipeline.

CNA’s earnings declined primarily due to lower limited partnership investment results and realized investment losses versus realized gains in the prior year quarter. Improved underwriting results driven by higher favorable net prior year development partially offset the negative related to the investment portfolio.

Diamond Offshore’s earnings increase stemmed from the absence in 2015 of the $55 million asset impairment charge (after tax and noncontrolling interests) in 2014 related to the carrying value of six drilling rigs. Excluding this charge, earnings declined primarily due to lower rig utilization and increased depreciation and interest expense. In addition, earnings were impacted by a $20 million impairment charge to write-off all goodwill associated with the Company’s investment in Diamond Offshore. These decreases were partially offset by significantly reduced contract drilling expenses.

Boardwalk Pipeline’s earnings increased primarily due to new rate hikes taking effect as a result of the Gulf South rate case and a franchise tax refund related to settlement of prior tax periods, partially offset by increased depreciation and interest costs.

Loews Hotels’ earnings increased primarily due to higher income from Universal Orlando joint venture properties.

Discontinued operations in 2014 included a favorable adjustment to the impairment charge at HighMount.

Income from continuing operations for the nine months ended September 30, 2015 was $461 million, or $1.25 per share, compared to $747 million, or $1.94 per share, in the prior year period. Income from continuing operations decreased primarily due to lower earnings at CNA and Diamond Offshore and lower parent company investment income as a result of lower performance of equities and derivative related securities in the trading portfolio and decreased results from limited partnership investments.

CNA’s earnings declined year-over-year because of lower limited partnership results and an $84 million charge ($49 million after tax and noncontrolling interests) in the second quarter of 2015 related to a retroactive reinsurance agreement to cede its legacy asbestos and environmental pollution liabilities. The year-over-year earnings comparison was also impacted by a gain of $86 million ($50 million after tax and noncontrolling interests) in 2014 from a postretirement plan curtailment. The decline in the nine months of 2015 as compared to the prior year was partially offset by improved underwriting results driven by higher favorable net prior year development.

Diamond Offshore’s earnings decreased primarily due to an asset impairment charge of $158 million (after tax and noncontrolling interests) in the first quarter of 2015 related to the carrying value of eight drilling rigs as well as lower rig utilization, the goodwill charge discussed above and increased depreciation and interest expense. Diamond Offshore recognized a $55 million asset impairment charge (after tax and noncontrolling interests) in the 2014 period.

Boardwalk Pipeline’s earnings increase stemmed from the impact of a $55 million charge (after tax and noncontrolling interests) in 2014 related to the write off of all capitalized costs associated with the terminated Bluegrass project as well as for the reasons discussed in the three month comparison above. Absent this charge, earnings decreased primarily due to the unusually cold and sustained winter of 2014 as compared to the relatively normal 2015 winter season and lower natural gas storage revenues.

Loews Hotels’ earnings increased primarily due to higher income from Universal Orlando joint venture properties partially offset by higher interest expense.

Discontinued operations in 2014 included impairment charges related to the sale of both CNA’s former life insurance subsidiary and HighMount.

Book value per share increased to $52.52 at September 30, 2015 from $51.70 at December 31, 2014 and $52.01 at September 30, 2014. Book value per share excluding accumulated other comprehensive income (“AOCI”) increased to $52.59 at September 30, 2015 from $50.95 at December 31, 2014 and $50.32 at September 30, 2014.

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Insurance premiums	$1,751	$1,810	$5,173	$5,427
Net investment income	354	480	1,412	1,556
Investment gains (losses)	(50)	37	(42)	65
Other revenues	98	84	289	266

Total	2,153	2,411	6,832	7,314

Expenses:
Insurance claims and policyholders’ benefits	1,200	1,354	4,008	4,241
Amortization of deferred acquisition costs	319	332	936	996
Other operating expenses	361	382	1,058	978
Interest	39	48	117	138

Total	1,919	2,116	6,119	6,353

Income before income tax	234	295	713	961
Income tax expense	(55)	(86)	(162)	(268)

Income from continuing operations	179	209	551	693
Discontinued operations, net		4		(197)

Net income	179	213	551	496
Amounts attributable to noncontrolling interests	(18)	(21)	(56)	(50)

Net income attributable to Loews Corporation	$161	$192	$495	$446

Three Months Ended September 30, 2015 Compared to 2014

Income from continuing operations decreased $30 million for the three months ended September 30, 2015 as compared with the same period in 2014, due to lower limited partnership results, lower net realized investment results and decreased results in the long term care business, partially offset by improved underwriting results and the prior year impact of a $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction as further discussed in Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2015 Compared to 2014

Income from continuing operations decreased $142 million for the nine months ended September 30, 2015 as compared with the same period in 2014. Results in 2015 were negatively impacted by a $49 million (after tax and noncontrolling interests) charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, results in 2015 included lower limited partnership results and decreased results in the long term care business, partially offset by improved underwriting results. Results in 2014 benefited from a $50 million (after tax and noncontrolling interests) curtailment gain related to a change in postretirement benefits, as further discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1, partially offset by the $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction.

CNA Property and Casualty Insurance Operations

CNA’s property and casualty insurance operations consist of professional, financial, specialty property and casualty products and services and commercial insurance and risk management products.

In the evaluation of the results of the property and casualty businesses, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. Rate represents the average change in price on policies that renew excluding exposure change. Retention represents the expiring premium dollars renewed in comparison to the renewal premium dollars available to renew.

CNA’s core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. CNA’s non-core operations are managed and reported in two segments: Life & Group Non-Core and Other.

The following tables summarize the results of CNA’s property and casualty operations for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$707	$642	$180	$1,529
Net earned premiums	706	705	203	1,614
Net investment income	76	82	13	171
Net operating income	161	65	9	235
Net realized investment losses	(14)	(16)		(30)
Net income	147	49	9	205

Other performance metrics:
Loss and loss adjustment expense ratio	43.5%	60.6%	52.4%	52.1%
Expense ratio	30.8	35.2	38.0	33.5
Dividend ratio	0.1			0.1

Combined ratio	74.4%	95.8%	90.4%	85.7%

Rate	0%	2%	(1)%	1%
Retention	86%	76%	73%	80%
New Business	$67	$135	$23	$225

Three Months Ended September 30, 2014

Net written premiums	$736	$634	$190	$1,560
Net earned premiums	725	721	225	1,671
Net investment income	126	157	15	298
Net operating income	164	47	5	216
Net realized investment gains (losses)	2	4	(1)	5
Net income	166	51	4	221

Other performance metrics:
Loss and loss adjustment expense ratio	50.7%	75.9%	59.7%	62.8%
Expense ratio	29.8	34.6	39.3	33.1
Dividend ratio	0.3	0.2		0.2

Combined ratio	80.8%	110.7%	99.0%	96.1%

Rate	3%	4%	(1)%	3%
Retention	87%	74%	72%	79%
New Business	$87	$116	$21	$224

Nine Months Ended September 30, 2015	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$2,077	$2,118	$641	$4,836
Net earned premiums	2,075	2,086	601	4,762
Net investment income	365	455	40	860
Net operating income	405	244	36	685
Net realized investment gains (losses)	(11)	(13)	1	(23)
Net income	394	231	37	662

Other performance metrics:
Loss and loss adjustment expense ratio	55.5%	66.5%	55.9%	60.4%
Expense ratio	30.9	35.4	37.6	33.7
Dividend ratio	0.2	0.2		0.2

Combined ratio	86.6%	102.1%	93.5%	94.3%

Rate	1%	2%	(1)%	1%
Retention	86%	77%	76%	80%
New Business	$206	$422	$83	$711

Nine Months Ended September 30, 2014

Net written premiums	$2,150	$2,133	$698	$4,981
Net earned premiums	2,126	2,188	697	5,011
Net investment income	423	549	46	1,018
Net operating income	430	158	37	625
Net realized investment gains	5	5		10
Net income	435	163	37	635

Other performance metrics:
Loss and loss adjustment expense ratio	57.1%	78.9%	54.8%	66.3%
Expense ratio	30.1	34.2	39.3	33.2
Dividend ratio	0.2	0.3		0.2

Combined ratio	87.4%	113.4%	94.1%	99.7%

Rate	3%	5%	(1)%	3%
Retention	87%	72%	77%	78%
New Business	$239	$396	$88	$723

Three Months Ended September 30, 2015 Compared to 2014

Net written premiums decreased $31 million for the three months ended September 30, 2015 as compared with the same period in 2014. This decrease was driven by lower new business in Specialty, the residual effect of previous underwriting actions undertaken in certain business classes in Commercial and the unfavorable effect of foreign currency exchange rates for International partially offset by higher new business and retention as well as positive rate in Commercial. Net earned premiums decreased $57 million for the three months ended September 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.

Net operating income increased $19 million for the three months ended September 30, 2015 as compared with the same period in 2014. The increase in net operating income was primarily due to improved underwriting results, partially offset by lower investment income. Catastrophe losses were $9 million (after tax and noncontrolling interests) for the three months ended September 30, 2015 and 2014.

Favorable net prior year development of $180 million and $22 million was recorded for the three months ended September 30, 2015 and 2014. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 6.4 points for the three months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 7.2 points driven by higher favorable net prior year development. The expense ratio increased 1.0 point for the three months ended September 30, 2015 as compared with the same period in 2014, due to the unfavorable effect of lower net earned premiums.

Commercial’s combined ratio improved 14.9 points for the three months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 15.3 points, due to favorable net prior year development for the three months ended September 30, 2015 as compared to unfavorable net prior year development for the same period in 2014 and an improved current accident year loss ratio. The expense ratio increased 0.6 points for the three months ended September 30, 2015 as compared with the same period in 2014, due to the unfavorable effect of lower net earned premiums.

International’s combined ratio improved 8.6 points for the three months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 7.3 points. This improvement was due to higher favorable net prior year development, partially offset by a higher current accident year loss ratio. The deterioration in the current accident year loss ratio was driven by large losses, including losses related to the explosion in Tianjin, China. The expense ratio improved 1.3 points due to lower expenses, partially offset by the unfavorable effect of lower net earned premiums.

Nine Months Ended September 30, 2015 Compared to 2014

Net written premiums decreased $145 million for the nine months ended September 30, 2015 as compared with the same period in 2014. This decrease was driven by the unfavorable effect of foreign currency exchange rates, the 2014 termination of an underwriter in Canada and unfavorable premium development at Hardy, for International, lower new business and retention in Specialty and the residual effect of previous underwriting actions undertaken in certain business classes, partially offset by positive rate, higher retention and new business in Commercial. Net earned premiums decreased $249 million for the nine months ended September 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.

Net operating income increased $60 million for the nine months ended September 30, 2015 as compared with the same period in 2014. The increase in net operating income was due to improved underwriting results in Commercial partially offset by lower net investment income. Catastrophe losses were $61 million (after tax and noncontrolling interests) for the nine months ended September 30, 2015 as compared to catastrophe losses of $85 million (after tax and noncontrolling interests) for the same period in 2014.

Favorable net prior year development of $198 million and $6 million was recorded for the nine months ended September 30, 2015 and 2014. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 0.8 points for the nine months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 1.6 points due to higher favorable net prior year development and an improved current accident year loss ratio. The expense ratio increased 0.8 points for the nine months ended September 30, 2015 as compared with the same period in 2014, primarily driven by increased underwriting expenses and the unfavorable effect of lower net earned premiums.

Commercial’s combined ratio improved 11.3 points for the nine months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 12.4 points, due to favorable net prior year development and an improved current accident year loss ratio. The expense ratio increased 1.2 points for the nine months ended September 30, 2015 as compared with the same period in 2014, due to the unfavorable effect of lower net earned premiums.

International’s combined ratio improved 0.6 points for the nine months ended September 30, 2015 as compared with the same period in 2014. The loss ratio increased 1.1 points, primarily due to an increase in the non-catastrophe current accident year loss ratio driven by large losses. The expense ratio improved 1.7 points due to lower expenses, partially offset by the unfavorable effect of lower net earned premiums.

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

The following tables summarize the results of CNA’s Other Non-Core operations for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015	Life & Group Non-Core	Other	Other Non-Core

(In millions)

Net earned premiums	$137		$137
Net investment income	182	$1	183
Net operating loss	(27)	(18)	(45)
Net realized investment gains	1		1
Net loss from continuing operations	(26)	(18)	(44)

Three Months Ended September 30, 2014

Net earned premiums	$139		$139
Net investment income	177	$5	182
Net operating loss	(39)	(13)	(52)
Net realized investment gains (losses)	20	(1)	19
Net loss from continuing operations	(19)	(14)	(33)

Nine Months Ended September 30, 2015

Net earned premiums	$412		$412
Net investment income	540	$12	552
Net operating loss	(64)	(108)	(172)
Net realized investment gains	5		5
Net loss from continuing operations	(59)	(108)	(167)

Nine Months Ended September 30, 2014

Net earned premiums	$417		$417
Net investment income	521	$17	538
Net operating loss	(32)	(9)	(41)
Net realized investment gains	26	3	29
Net loss from continuing operations	(6)	(6)	(12)

Three Months Ended September 30, 2015 Compared to 2014

Net loss from continuing operations increased $11 million for the three months ended September 30, 2015 as compared with the same period in 2014. The net operating loss for CNA’s long term care business increased $21 million (after tax and noncontrolling interests). Long term care results in 2014 benefited from unusually favorable morbidity experience as compared to unfavorable morbidity experience in the current year period. In addition, results in 2014 were favorably affected by an $8 million (after tax and noncontrolling interests) reduction in the allowance for doubtful accounts on reinsurance receivables arising from a change in estimate. These unfavorable increases were partially offset by lower interest expense in 2015 due to maturity of higher interest rate debt in the fourth quarter of 2014 and a $31 million loss (after tax and noncontrolling interests) on the coinsurance transaction recorded in the third quarter of 2014, as further discussed in Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2015 Compared to 2014

Net loss from continuing operations increased $155 million for the nine months ended September 30, 2015 as compared with the same period in 2014. The net operating loss for CNA’s long term care business increased $57 million (after tax and noncontrolling interests). In addition to the reasons discussed above for the three month comparison, results in 2015 were negatively impacted by the $49 million charge (after tax and noncontrolling interests) related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Results in 2014 benefited from a $50 million (after tax and noncontrolling interests) curtailment gain related to a change in postretirement benefits, as further discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Diamond Offshore

Market Overview

Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 33 offshore drilling rigs. Diamond Offshore’s current fleet consists of eight ultra-deepwater, seven deepwater and eight mid-water semisubmersibles, four dynamically-positioned ultra-deepwater drillships and six jack-ups. Construction of Diamond Offshore’s fourth newbuild ultra-deepwater drillship, the Ocean BlackLion, was completed in the second quarter of 2015, and the rig is currently in the U.S. Gulf of Mexico (“GOM”), and is expected to begin contract drilling operations by the end of this year. One of Diamond Offshore’s eight ultra-deepwater semisubmersibles, the Ocean GreatWhite, is currently under construction and is expected to be delivered in the second quarter of 2016. The Ocean GreatWhite is expected to commence a three-year drilling contract offshore Australia in late 2016.

Of Diamond Offshore’s current fleet, eleven rigs are cold stacked, including one ultra-deepwater, one deepwater and four mid-water semisubmersible rigs and five jack-up rigs. Since the beginning of 2015, eight of Diamond Offshore’s older mid-water semisubmersible rigs have been sold for scrap. Diamond Offshore intends to sell one of its idled jack-up rigs and, after completion of their respective contracts, also intends to sell one mid-water semisubmersible rig and an older drillship for scrap.

Crude oil prices have declined significantly since the summer of 2014, and oil markets remain volatile and unpredictable due to a number of geopolitical and economic factors, including the Iranian Joint Comprehensive Plan of Action which, if implemented, would result in the lifting of certain international sanctions. In reaction to the depressed fundamentals in the oil and gas industry, independent and national oil companies and exploration and production companies have announced significant reductions to their 2016 capital spending plans, in addition to their already-reduced 2015 capital spending plans, and are projecting reductions to their 2017 spending budgets. Thus far in 2015, rig tenders have been infrequent and have generally been limited to short term or well-to-well work or long range work not commencing until 2017 or later. Competition for the limited number of drilling jobs continues to be intense, with numerous offshore drillers vying for the same opportunities, including some contractors bidding multiple rigs on the same bid, and in some cases bidding rigs of both high and lower specifications on the same bid. Operators are continuing to attempt to sublet previously contracted rigs for which capital spending programs have been delayed or canceled. In addition, newbuild floaters continue to enter the market, many of which are not contracted, adding to the oversupply of rigs. With the shortage of work and an oversupply of rigs available for work, price competition remains intense, and some industry analysts are predicting further weakening in already lower dayrates across the floater markets.

In addition, as a result of the depressed market conditions and continued pessimistic outlook for the near term, certain of Diamond Offshore’s customers, as well as competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. In addition to the potential for renegotiations, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract early after specified notice periods, sometimes resulting in no payment to Diamond Offshore or sometimes resulting in a contractually specified termination amount, which often does not fully compensate Diamond Offshore for the loss of the contract. During depressed market conditions, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations under circumstances where Diamond Offshore believes they are in compliance with the contracts. The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is also adversely impacted.

In October of 2015, Diamond Offshore reached agreement with Petróleo Brasileiro S.A. (“Petrobras”) to terminate the drilling contracts on the Ocean Clipper and Ocean Alliance early, to be effective on October 30, 2015, and to add 875 days to the end of the current term of the drilling contract on the Ocean Courage at the rate of $380,000 per day. Petrobras has approved the agreement and Diamond Offshore is in the process of completing the amendments to the drilling contracts. When the amendment has been completed, the revised term of the Ocean Courage contract will expire on July 20, 2020. Prior to the amendment, the terms of the Ocean Clipper and Ocean Alliance contracts were scheduled to expire on December 9, 2015 and June 17, 2016, respectively.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, on February 20, 2015, a representative of PEMEX – Exploración y Producción (“PEMEX”), verbally informed Diamond Offshore of PEMEX’s intention to exercise its contractual right to terminate its drilling contract on the Ocean Ambassador and to cancel its drilling contract on the Ocean Lexington, which contract was scheduled to commence in September of 2015. During the second quarter of 2015, Diamond Offshore and PEMEX renegotiated the contract for the Ocean Ambassador, which is expected to be completed in the first quarter of 2016 at a lower dayrate. In July of 2015, PEMEX delivered a notice to Diamond Offshore to initiate the rescission of the Ocean Lexington contract, which process is currently underway.

Current depressed market conditions in the offshore drilling industry have materially impacted Diamond Offshore’s results of operations and cash flows during the first nine months of 2015. Diamond Offshore currently expects that these adverse market conditions will continue for the foreseeable future. The continuation of these conditions could result in more rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect Diamond Offshore’s business. When Diamond Offshore cold stacks or elects to scrap a rig, they evaluate the rig for impairment. During the nine months ended September 30, 2015, Diamond Offshore recorded an impairment loss of $361 million ($159 million after tax and noncontrolling interests) related to nine rigs for which the carrying values were determined to be impaired, as compared to the same period in the prior year when Diamond Offshore recorded a $109 million impairment loss ($55 million after tax and noncontrolling interests) related to the carrying value of six drilling rigs.

As of October 19, 2015, 15 of Diamond Offshore’s rigs were not subject to a drilling contract with a customer, including 11 rigs that have been cold stacked or are in the process of being cold stacked.

Globally, the ultra-deepwater and deepwater floater markets continue to be depressed. The continuing oversupply of rigs and diminished demand has resulted in further declines in dayrates and the stacking, and in some cases scrapping, of rigs in all asset classes, and industry analysts expect offshore drillers to continue to scrap older, lower specification rigs and predict that the number of uncontracted floaters may more than double by the end of 2016.

Newbuild rig deliveries and established rigs coming off contract continue to fuel an oversupply of floaters in both the ultra-deepwater and deepwater markets. In an effort to manage the oversupply of rigs and potentially avoid the cost of cold stacking newly-built rigs, which, in the case of dynamically-positioned rigs, can be significant, several drilling contractors have exercised options to delay the delivery of rigs by the shipyard or have exercised their right to cancel orders due to the late delivery of rigs. Based on industry data, there are approximately 52 competitive, or non-owner-operated, newbuild floaters on order, 37 of which are not yet contracted for future work. There are currently 22 newbuild floaters scheduled for delivery in 2016, of which only six rigs have been contracted for future work, and another 30 rigs scheduled for delivery in 2017 and beyond. The influx of newbuilds into the market, combined with established rigs coming off contract during 2015 and in 2016, is expected to exacerbate the continuing weakened condition of the ultra-deepwater and deepwater floater markets.

While conditions in the mid-water market vary slightly by region, mid-water rigs have generally been adversely impacted by (i) lower demand, (ii) declining dayrates, (iii) increased regulatory requirements, including more stringent design requirements for well control equipment, which could significantly increase the capital needed to comply with design requirements that would permit such rigs to work in U.S. waters, (iv) the challenges experienced by lower specification rigs in this segment as a result of more complex customer specifications and (v) the intensified competition resulting from the migration of some deepwater and ultra-deepwater rigs to compete against mid-water rigs. To date, the mid-water market has seen the highest number of cold stacked and scrapped rigs. Additionally, as market conditions remain challenging, higher specification rigs may continue to take the place of lower specification rigs, leading to additional lower specification rigs being cold stacked or ultimately scrapped.

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

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of October 1, 2015 (based on contract information known as of November 2, 2015) and February 9, 2015 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2014). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts, except as indicated in the footnotes to the tables below) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 1, 2015	February 9, 2015

(In millions)

Floaters:
Ultra-Deepwater (a) (b)	$4,851	$5,390
Deepwater (b)	439	748
Mid-Water	401	611

Total Floaters	5,691	6,749
Jack-ups	18	91

Total	$5,709	$6,840

(a)

As of October 1, 2015, ultra-deepwater floaters includes (i) $1.3 billion attributable to contracted operations offshore Brazil for the years 2015 to 2020 and (ii) $641 million for the years 2016 to 2019 attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction.

(b)

As of October 1, 2015, (i) includes $322 million of additional backlog attributable to the ultra-deepwater Ocean Courage and (ii) excludes $12 million and $79 million attributable to the ultra-deepwater Ocean Clipper and deepwater Ocean Alliance, respectively, pursuant to an agreement that Petrobras has approved, but for which Diamond Offshore is in the process of completing the amendments to the drilling contracts.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of October 1, 2015:

Year Ended December 31	Total	2015 (a)	2016	2017	2018 - 2020

(In millions)

Floaters:
Ultra-Deepwater (b) (c)	$4,851	$357	$1,227	$1,202	$ 2,065
Deepwater (d)	439	88	215	136
Mid-Water	401	47	221	133

Total Floaters	5,691	492	1,663	1,471	2,065
Jack-ups	18	11	7

Total	$5,709	$503	$1,670	$1,471	$ 2,065

(a)	Represents a three month period beginning October 1, 2015.
(b)

As of October 1, 2015, ultra-deepwater floaters includes (i) $94 million, $333 million and $332 million for the years 2015, 2016 and 2017, respectively, and $491 million in the aggregate for the years 2018 to 2020 attributable to contracted operations offshore Brazil and (ii) $90 million and $214 million for the years 2016 and 2017, respectively, and $337 million in the aggregate for the years 2018 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.

(c)

As of October 1, 2015, ultra-deepwater floaters includes (i) $322 million of additional backlog in the aggregate for the years 2018 to 2020 attributable to the Ocean Courage and (ii) excludes $12 million in previously reported backlog for the last quarter of 2015 attributable to the Ocean Clipper pursuant to an agreement that Petrobras has approved, but for which Diamond Offshore is in the process of completing the amendments to the drilling contracts.

(d)

As of October 1, 2015, deepwater floaters excludes $21 million for the last quarter of 2015 and $58 million for the year 2016 in previously reported backlog attributable to the Ocean Alliance pursuant to an agreement that Petrobras has approved, but for which Diamond Offshore is in the process of completing the amendments to the drilling contracts.

The following table reflects the percentage of rig days committed by year as of October 1, 2015. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs, including cold stacked rigs, multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the rig under construction.

Year Ended December 31	2015 (a)	2016	2017	2018–2020

Rig Days Committed (b) (c)

Floaters:
Ultra-Deepwater	78%	64%	54%	32%
Deepwater	45%	25%	17%
Mid-Water	46%	27%	12%
Total Floaters	60%	43%	33%	15%
Jack-ups	17%	3%

(a)	Represents a three month period beginning October 1, 2015.
(b)

As of October 1, 2015, includes approximately 260 and 330 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for the remainder of 2015 and for the year 2016.

(c)

Excludes previously reported rig days attributable to the Ocean Clipper and Ocean Alliance, but includes 875 additional rig days attributable to the Ocean Courage pursuant to an agreement that Petrobras has approved, but for which Diamond Offshore is in the process of completing the amendments to the drilling contracts.

Dayrate and Utilization Statistics

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

Revenue earning days (a)
Floaters:
Ultra-Deepwater	786	638	1,945	1,570
Deepwater	379	313	1,066	937
Mid-Water	241	974	1,253	3,110
Jack-ups	172	457	817	1,422

Utilization (b)
Floaters:
Ultra-Deepwater	71%	77%	62%	65%
Deepwater	59%	57%	56%	58%
Mid-Water	31%	59%	39%	63%
Jack-ups	31%	83%	50%	79%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$478,800	$491,000	$484,900	$446,700
Deepwater	360,700	355,500	428,400	403,700
Mid-Water	288,500	265,000	273,600	271,700
Jack-ups	96,700	99,300	89,900	96,900

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)

Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs, but excluding rigs under construction). As of September 30, 2015, Diamond Offshore’s cold stacked rigs included one ultra-deepwater semisubmersible, one deepwater semisubmersible, four mid-water semisubmersibles and five jack-up rigs.

(c)	Average daily revenue is defined as total contract drilling revenue per revenue earning day including mobilization, demobilization and contract preparation revenue.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Contract drilling revenues	$599	$728	$1,816	$2,063
Net investment income	1		2	1
Other revenues	8	9	49	84

Total	608	737	1,867	2,148

Expenses:
Contract drilling expenses	276	400	971	1,165
Other operating expenses
Impairment of assets	2	109	361	109
Other expenses	169	137	506	466
Interest	22	9	71	46

Total	469	655	1,909	1,786

Income (loss) before income tax	139	82	(42)	362
Income tax expense	(28)	(31)	(6)	(84)
Amounts attributable to noncontrolling interests	(64)	(26)	14	(142)

Net income (loss) attributable to Loews Corporation	$47	$25	$(34)	$136

Three Months Ended September 30, 2015 Compared to 2014

Contract drilling revenue decreased $129 million for the three months ended September 30, 2015 as compared with the 2014 period, and contract drilling expense decreased $124 million during the same period. Contract drilling revenue decreased primarily due to a decrease in revenue earning days for Diamond Offshore’s mid-water and jack-up fleets, representing the deterioration in two of the rig markets most negatively impacted by the continued downturn in demand for contract drilling services. The decrease in contract drilling revenue was partially offset by an increase in revenue earning days by ultra-deepwater and deepwater floaters, including the operation of two new drillships that commenced drilling operations in 2015, partially offset by lower average daily revenue earned by the ultra-deepwater fleet. The decrease in contract drilling expense reflects lower overall operating costs, primarily for labor and personnel, repairs and maintenance and inspections as a result of cost control measures and reduced costs associated with idled and cold stacked or retired rigs.

Revenue generated by ultra-deepwater floaters increased $63 million during the three months ended September 30, 2015 as compared with the 2014 period primarily as a result of an increase in utilization of $73 million, partially offset by lower average daily revenue of $10 million. The increase in revenue earning days is primarily due to incremental revenue earning days for two newbuild drillships placed in service in the fourth quarter of 2014, partially offset by a decrease in revenue earning days for the cold stacked Ocean Baroness, whose contract was canceled in the second quarter of 2015.

Revenue generated by deepwater floaters increased $25 million during the three months ended September 30, 2015 as compared with the 2014 period primarily due to an increase in utilization of $23 million and higher average daily revenue earned of $2 million. Revenue earning days increased primarily due to less unplanned downtime between contracts, partially offset by fewer operating days for the cold stacked Ocean Star and incremental unplanned downtime for repairs.

Revenue generated by mid-water floaters decreased $188 million during the three months ended September 30, 2015 as compared with the 2014 period primarily due to a decrease in utilization of $194 million as a result of fewer revenue earning days for cold stacked and retired rigs and incremental downtime between contracts, partially offset by additional revenue earning days for the recently upgraded Ocean Patriot, which resumed operations in the fourth quarter of 2014.

Revenue generated by jack-up rigs decreased $29 million during the three months ended September 30, 2015 as compared with the same period in 2014 primarily due to the cold stacking of rigs combined with the negative impact of negotiated dayrate reductions for Diamond Offshore’s two rigs that operated during the period.

Net income increased $22 million during the three months ended September 30, 2015 as compared with the 2014 period primarily due to the absence of a $109 million impairment loss ($55 million after tax and noncontrolling interests) related to the carrying value of Diamond Offshore’s drilling rigs recognized in the third quarter of 2014, partially offset by the recognition of a $20 million impairment charge to write-off all goodwill associated with the Company’s investment in Diamond Offshore and higher depreciation and interest expense.

Diamond Offshore’s effective tax rate substantially decreased for the three months ended September 30, 2015 as compared with the 2014 period primarily as a result of the $109 million asset impairment in the 2014 period (the majority of which related to rigs owned by Diamond Offshore’s foreign subsidiary for which no tax benefit was recognized) and higher U.K. income taxes associated with the July 2014 enactment of the U.K. Finance Act of 2014, partially offset by the reversal of $31 million of reserves in 2014 for uncertain tax positions in various foreign jurisdictions. In the 2015 period, Diamond Offshore reversed $7 million of reserves for uncertain tax positions associated with the expiration of the statute of limitations.

Nine Months Ended September 30, 2015 Compared to 2014

Contract drilling revenue decreased $247 million for the nine months ended September 30, 2015 as compared with the 2014 period, and contract drilling expense decreased $194 million during the same period. Contract drilling revenue decreased primarily due to a decrease in revenue earned by both mid-water and jack-up fleets, partially offset by an increase in revenue earned by both ultra-deepwater and deepwater floaters. The decrease in contract drilling revenue also reflects a decrease in revenue earning days primarily due to the cold stacking and sale of rigs and incremental downtime between contracts for several rigs, partially offset by additional revenue earning days for newly constructed and upgraded or enhanced rigs.

Revenue generated by ultra-deepwater floaters increased $242 million during the nine months ended September 30, 2015 as compared with the 2014 period primarily as a result of an increase in utilization of $167 million and higher average daily revenue earned of $75 million. Total revenue earning days increased primarily due to incremental revenue days earned by the three newbuild drillships, which were placed in service during 2014 and incremental days for the Ocean Endeavor, partially offset by fewer days for the Ocean Confidence due to its life-extension project and a decrease in days for the Ocean Baroness due to operational issues and the subsequent cold stacking of the rig. Average daily revenue increased primarily due to revenue associated with incremental operations for the Ocean Endeavor in Romania, a contract extension for the Ocean Rover at a higher dayrate than previously earned and a dayrate adjustment for the Ocean Courage, combined with the operation of two additional drillships in the 2015 period.

Revenue generated by deepwater floaters increased $78 million during the nine months ended September 30, 2015 as compared with the 2014 period primarily due to an increase in utilization of $52 million and higher average daily revenue earned of $26 million. The increase in revenue earning days resulted from the return to service of several rigs in this market after prolonged periods in shipyards for upgrades and surveys and warm stacking between contracts, partially offset by fewer revenue earning days due to the cold stacking of the Ocean Star and additional non-revenue earning days for rig mobilization and repairs. The higher average daily revenue earned during the first nine months of 2015 is primarily due to incremental amortization of $19 million in mobilization and contract preparation fees and the inclusion of revenue earned by the Ocean Apex.

Revenue generated by mid-water floaters decreased $503 million during the nine months ended September 30, 2015 as compared with the 2014 period primarily due to a decrease in utilization of $505 million, partially offset by higher average daily revenue earned of $2 million. The decrease in revenue earning days is the result of the cold stacking or retirement of 12 mid-water rigs, partially offset by incremental revenue earning days for the Ocean Patriot.

Revenue generated by jack-up rigs decreased $64 million during the nine months ended September 30, 2015 as compared with the same period in 2014 primarily due to the cold stacking of four rigs that were operating under contract in 2014 and the impact of negotiated dayrate reductions in 2015 for two rigs.

Net results decreased $170 million for the nine months ended September 30, 2015 as compared with the 2014 period primarily reflecting the impact of a $159 million asset impairment charge (after tax and noncontrolling interests) for the nine months ended September 30, 2015 related to the carrying value of nine drilling rigs, as compared to the same period in the prior year when Diamond Offshore recorded a $55 million asset impairment charge (after tax and noncontrolling interests) related to the carrying values of six drilling rigs, the recognition of a $20 million impairment charge to write-off all goodwill associated with the Company’s investment in Diamond Offshore as well as higher depreciation and interest expense.

Diamond Offshore’s effective tax rate decreased for the nine months ended September 30, 2015 as compared with the 2014 period primarily due to differences in the mix of Diamond Offshore’s domestic and international pretax earnings and losses, including asset impairments taken during both 2015 and 2014 in various jurisdictions with differing tax consequences.

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

Transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. Changes in certain longer term trends such as the development of gas production from the Marcellus and Utica production areas located in the northeastern U.S. and changes to related pipeline infrastructure have caused basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s natural gas pipeline systems (generally south to north and west to east) to narrow significantly, reducing the transportation rates and adversely impacting other contract terms that Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services. These conditions have had, and Boardwalk Pipeline expects will continue to have, a material adverse effect on Boardwalk Pipeline’s revenues, earnings and distributable cash flows. Demand to transport gas from north to south has increased, driven primarily by increases in gas production from the Marcellus and Utica production areas and growing demand for natural gas in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This flow pattern has resulted in growth opportunities for Boardwalk Pipeline that require significant capital expenditures, among other things, to make parts of Boardwalk Pipeline’s system bi-directional, and in many instances, will utilize existing pipeline capacity that has been turned back to Boardwalk Pipeline by customers that have not renewed expiring contracts.

In response to changes in the natural gas industry, Boardwalk Pipeline is currently engaged in growth projects having an aggregate estimated cost of approximately $1.6 billion. These projects have lengthy planning and construction periods and as a result, will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to regulatory approval to commence construction. These projects are also subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline cannot predict at this time. Additionally, certain of Boardwalk Pipeline’s growth projects require foundation shippers to provide credit support as construction progresses. One of the more significant growth projects is the Coastal Bend Header project in which Boardwalk Pipeline will construct an approximately 65-mile pipeline supply header to serve a planned LNG terminal in Freeport, Texas, as well as expansion and modifications to existing Gulf South pipeline facilities that will provide access to additional supply sources. In 2014, Boardwalk Pipeline executed precedent agreements with foundation shippers to transport approximately 1.4 Bcf of natural gas per day. This project, which is subject to approval by the Federal Energy Regulatory Commission (“FERC”), is expected to be placed into service in 2018 at a total cost of $720 million, of which approximately $21 million has been spent to date. In addition, Boardwalk Pipeline has customer agreements in place for a number of other growth projects.

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. However, each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. Boardwalk Pipeline has generally seen renewals of expiring transportation contracts at lower rates and for shorter terms than in the past which has materially adversely impacted transportation revenues. Capacity not renewed and available for sale on a short term basis has been and continues to be sold under short term firm or interruptible contracts at rates reflective of basis spreads, which generally have been lower than historical rates, or in some cases not sold at all. Rates for short term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter term conditions such as current and forecasted weather. For example, the unusually cold winter weather in the first half of 2014 favorably impacted Boardwalk Pipeline’s short term firm and interruptible transportation services. The weather in the first half of 2015 was comparably warmer and the demand for short term firm and interruptible transportation services was not as strong.

The value of Boardwalk Pipeline’s storage services and PAL services (parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), price volatility of natural gas and other factors. Boardwalk Pipeline has seen the value of its storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads. In addition, there has been a general decrease in the number of marketers taking storage positions. These factors have reduced the rates Boardwalk Pipeline can charge and the capacity it can sell under storage and PAL services.

Acquisition of the Evangeline Pipeline System

In October of 2014, Boardwalk Pipeline acquired Boardwalk Petrochemical, formerly known as Chevron Petrochemical Pipeline, LLC, which owns and operates the Evangeline ethylene pipeline system (“Evangeline”). Shortly after the acquisition, a leak was discovered on the pipeline and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order. The pipeline was out of service for the majority of the first six months of 2015 while Boardwalk Pipeline completed remediation activities. The pipeline was returned to service in June of 2015 at reduced operating pressures. In August of 2015, Boardwalk Pipeline received approval from PHMSA to operate the pipeline up to its maximum allowable operating pressure. The total cost of the remediation was $26 million.

Gulf South Rate Case

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the FERC pursuant to Section 4 of the Natural Gas Act of 1938 (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on the Gulf South system and, in general, an increase in its tariff rates for customers whose agreements are at maximum tariff rates. On May 1, 2015, Gulf South moved the filed tariff rates into effect, subject to refund.

In September 2015, an uncontested settlement was reached with Gulf South’s customers and filed with FERC. The settlement provides for, among other things, (a) a system-wide rate design across the majority of the pipeline system; (b) a fuel tracker for determining future fuel rates; (c) a moratorium which prevents Gulf South or its customers from modifying the settlement rates until May 1, 2023, with certain exceptions; and (d) an extension of all no-notice service contracts to the end of the moratorium period at maximum rates, subject to each customer’s right to reduce capacity under those agreements from current levels by up to 6% on April 1, 2016 and by up to another 6% of their remaining contract capacity by April 1, 2020.

The settled rates were moved into effect on an interim basis on November 1, 2015, pending final FERC approval of the settlement which Boardwalk Pipeline expects to become final and effective in the second quarter of 2016. Any required refunds would be paid to customers within 60 days of final FERC approval. For the three and nine months ended September 30, 2015, Boardwalk Pipeline recognized $6 million and $11 million of additional operating revenues as a result of the rate case. For 2015, Boardwalk Pipeline expects to recognize approximately $20 million in net revenues as a result of the rate case. Subject to the elections made by Gulf South’s no-notice service customers on April 1, 2016 and based on current, contracted capacity, in 2016, Boardwalk Pipeline expects to recognize approximately $30 million in net revenues as a result of the rate case.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Other revenue, primarily operating	$296	$279	$925	$931

Total	296	279	925	931

Expenses:
Operating	205	211	628	705
Interest	43	40	134	121

Total	248	251	762	826

Income before income tax	48	28	163	105
Income tax expense	(12)	(6)	(33)	(5)
Amounts attributable to noncontrolling interests	(18)	(14)	(75)	(93)

Net income attributable to Loews Corporation	$18	$8	$55	$7

Three Months Ended September 30, 2015 Compared to 2014

Total revenues increased $17 million for the three months ended September 30, 2015 as compared with the 2014 period. This increase is primarily due to higher transportation revenues, which increased as a result of recently completed growth projects, $6 million of additional revenues from the Gulf South rate case and revenues from the Evangeline pipeline system acquired in October of 2014. These increases to transportation revenues were partly offset due to the effects of the market and contract renewal conditions and an $8 million decrease in fuel retained due to lower natural gas prices.

Operating expenses decreased $6 million for the three months ended September 30, 2015 as compared with the 2014 period primarily due to the receipt of a $10 million franchise tax refund related to settlement of prior tax periods and lower fuel and transportation expenses, partially offset by an increase in depreciation expense due to an increased asset base and an increase in maintenance expenses, mostly due to the timing of maintenance activities and the acquisition of Evangeline. Interest expense increased $3 million driven primarily by a decrease in capitalized interest related to capital projects.

Net income for the three months ended September 30, 2015 increased $10 million as compared with the 2014 period primarily due to the higher revenues discussed above.

Nine Months Ended September 30, 2015 Compared to 2014

Total revenues decreased $6 million for the nine months ended September 30, 2015 as compared with the 2014 period. This decrease is primarily due to a decrease in fuel retained of $24 million due to lower natural gas prices and lower storage and PAL revenues of $23 million, primarily as a result of the effects of unfavorable market conditions on time period price spreads. The overall decrease to revenues was partially offset by higher transportation revenues of $44 million primarily resulting from growth projects recently placed into service and includes $11 million of additional revenues from the Gulf South rate case and $8 million of proceeds related to a business interruption claim, partially offset by the comparably warm weather experienced in the early part of the 2015 period in Boardwalk Pipeline’s market areas and the effects of market and contract renewal conditions.

Operating expenses decreased $77 million for the nine months ended September 30, 2015 as compared with the 2014 period. This decrease is primarily due to a $94 million prior year charge to write off all capitalized costs associated with the terminated Bluegrass project and an $18 million decrease in fuel and transportation expense due to lower natural gas prices, partially offset by a $31 million increase in depreciation expense due to a higher depreciable asset base and a change in the estimated lives of certain older, low-pressure assets, an increase in maintenance expense of $15 million mostly due to the timing of maintenance activities and the acquisition of Evangeline and a $5 million increase in general and administrative costs primarily due to employee related costs. Interest expense increased $13 million primarily due to higher average debt balances as compared to the 2014 period, lower capitalized interest related to capital projects and the expensing of previously deferred costs related to the refinancing of the revolving credit facility.

Net income for the nine months ended September 30, 2015 increased $48 million as compared with the 2014 period, primarily reflecting the prior year Bluegrass charge of $55 million (after tax and noncontrolling interests), partially offset by the lower revenues as well as higher depreciation and interest expense as discussed above.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Operating revenue	$127	$107	$394	$285
Revenues related to reimbursable expenses	19	19	58	58

Total	146	126	452	343

Expenses:
Operating	118	97	353	253
Reimbursable expenses	19	19	58	58
Depreciation	14	10	39	26
Equity income from joint ventures	(11)	(6)	(38)	(17)
Interest	5	6	15	9

Total	145	126	427	329

Income before income tax	1	-	25	14
Income tax (expense) benefit	1		(10)	(6)

Net income attributable to Loews Corporation	$2	$-	$15	$8

Operating revenues increased $20 million for the three months ended September 30, 2015 as compared with the 2014 period primarily due to the acquisition of two hotels during the first nine months of 2015 and one hotel during the last three months of 2014. Operating revenues increased $109 million for the nine months ended September 30, 2015 as compared with the 2014 period primarily due to the acquisition of two hotels during the first nine months of 2015 and three hotels during the last six months of 2014.

Operating and depreciation expenses increased $21 million and $4 million for the three months ended September 30, 2015 as compared with the 2014 period primarily due to the acquisition of two hotels during the first nine months of 2015 and one hotel during the last three months of 2014. Operating and depreciation expenses increased $100 million and $13 million for the nine months ended September 30, 2015 as compared with the 2014 period primarily due to the acquisition of two hotels during the first nine months of 2015 and three hotels during the last six months of 2014.

Equity income increased $5 million and $21 million for the three and nine months ended September 30, 2015 as compared with the 2014 periods primarily due to improved performance of the Universal Orlando joint ventures.

Interest expense increased $6 million for the nine months ended September 30, 2015 as compared with the 2014 period primarily due to higher debt levels, including refinancings and new property-level debt incurred to fund acquisitions.

Net income increased $2 million and $7 million for the three and nine months ended September 30, 2015 as compared with the 2014 periods primarily due to the increase in Equity income from joint ventures.

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

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2015 and 2014 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

(In millions)

Revenues:
Net investment income (loss)	$(35)	$(29)	$4	$68
Other revenues	1	(1)	2

Total	(34)	(30)	6	68

Expenses:
Operating	21	18	61	56
Interest	19	18	56	55

Total	40	36	117	111

Loss before income tax	(74)	(66)	(111)	(43)
Income tax benefit	28	24	41	16

Net loss attributable to Loews Corporation	$(46)	$(42)	$(70)	$(27)

Net investment income decreased by $6 million for the three months ended September 30, 2015 as compared with the 2014 period, primarily due to losses on equities and limited partnership investments partially offset by gains from derivative related securities in the trading portfolio. Net investment income decreased by $64 million for the nine months ended September 30, 2015 as compared with the 2014 period, primarily due to lower performance of equities and derivative related securities in the trading portfolio and lower results from limited partnership investments.

Net results decreased by $4 million and $43 million for the three and nine months ended September 30, 2015 as compared with the 2014 periods, primarily due to the change in revenues discussed above and increased corporate overhead expenses.

Discontinued Operations

Results from discontinued operations (after tax and noncontrolling interests) included income of $29 million and a loss of $364 million for the three and nine months ended September 30, 2014. Results for the nine months ended September 30, 2014 reflect an impairment charge of $137 million related to the sale of HighMount and a loss from HighMount operations of $50 million, including exit and disposal costs related to the sale. Results for the nine months ended September 30, 2014 reflect an impairment charge of $189 million recorded in connection with the sale of the CAC business and income from CAC operations of $12 million.

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

For the nine months ended September 30, 2015 and 2014, net cash provided by operating activities was $1.0 billion. Lower premiums collected and decreased receipts relating to returns on limited partnerships were offset by lower net claim payments and lower taxes paid.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale. Net cash used by investing activities was $254 million for the nine months ended September 30, 2015, as compared with net cash used of $1.1 billion for the same period in 2014. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments. For the nine months ended September 30, 2015, net cash used by financing activities was $739 million as compared with net cash provided of $95 million for the same period in 2014. Cash used by financing activities reflected an increased special shareholder dividend in the first quarter of 2015 as compared to the same period in 2014. Additionally, in the first quarter of 2014, CNA issued $550 million of senior notes.

CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and CNA does not expect this to change in the near term.

During the third quarter of 2015, CNA entered into a new credit agreement with a syndicate of banks and simultaneously terminated the previous credit agreement. The new credit agreement established a five-year $250 million senior unsecured revolving credit facility which may be used for general corporate purposes. At CNA’s election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million and the new credit agreement includes two optional one-year extensions prior to the first and second anniversary of the closing date, subject to applicable consents. Under the new credit agreement, CNA is required to pay a facility fee which would adjust automatically in the event of a change in CNA’s financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a defined ratio of consolidated indebtedness to consolidated total capitalization.

There are currently no amounts outstanding under CNA’s $250 million senior unsecured revolving credit facility and no borrowings outstanding through CNA’s membership in the Federal Home Loan Bank of Chicago.

Dividends of $2.75 per share of CNA’s common stock including a special dividend of $2.00 per share were declared and paid during the nine months ended September 30, 2015. On October 30, 2015, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share, payable December 2, 2015 to shareholders of record on November 16, 2015. The declaration and payment of future dividends is at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Diamond Offshore

Cash and investments totaled $155 million at September 30, 2015, compared to $250 million at December 31, 2014. During the first nine months of 2015, Diamond Offshore paid regular cash dividends totaling $51 million. On October 30, 2015, Diamond Offshore declared a regular quarterly dividend of $0.125 per share.

Cash provided by operating activities for the nine months ended September 30, 2015 decreased $216 million compared to the 2014 period, primarily due to a decrease in cash receipts from contract drilling services of $333 million, partially offset by a $108 million net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, maintenance, mobilization and other rig operating costs.

Diamond Offshore is currently obligated under a construction agreement for the ultra-deepwater semisubmersible, the Ocean GreatWhite. Construction continues with delivery expected in the second quarter of 2016. The estimated total project cost, including shipyard costs, capital spares, commissioning, project management and shipyard supervision, is $764 million, of which $226 million has been incurred as of September 30, 2015.

For 2015, Diamond Offshore has budgeted approximately $920 million for capital expenditures of which approximately $630 million is expected to be spent on current rig construction projects. During the first nine months of 2015, Diamond Offshore incurred $528 million in project-related expenditures, including accrued expenses. Diamond Offshore’s 2015 capital spending program also includes an estimated $280 million for ongoing capital maintenance and replacement programs, of which $168 million has been incurred as of September 30, 2015.

Depending on market and other conditions, Diamond Offshore may purchase shares of its outstanding common stock in the open market or otherwise. Diamond Offshore did not purchase any shares of its outstanding common stock during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, Diamond Offshore purchased 1.9 million shares of its outstanding common stock at an aggregate cost of $88 million.

Effective October 22, 2015, Diamond Offshore entered into an extension agreement and fourth amendment to its revolving credit facility which, among other things, provides for a one-year extension of the maturity date for most of the lenders. As so extended, the revolving credit facility provides a $1.5 billion senior unsecured revolving credit facility, to be used for general corporate purposes, and maturing in 2020. Diamond Offshore also has the option to increase the revolving commitments under the credit agreement by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request one additional one-year extension of the maturity date. The entire amount of the facility is available, subject to its terms, for revolving loans. As of September 30, 2015, Diamond Offshore had no loans or letters of credit outstanding under the credit agreement and is in compliance with all covenant requirements.

As of September 30, 2015, Diamond Offshore had $493 million in commercial paper notes outstanding with a weighted average interest rate of 0.4% and a weighted average remaining term of two days. Diamond Offshore continually assesses its working capital availability and requirements and reevaluates its aggregate commercial paper position based on daily net working capital activity and short and long term cash requirements, including the repayment of debt and its capital spending program. Diamond Offshore expects to issue additional commercial paper, as necessary, to meet short term liquidity needs and to reduce its aggregate commercial paper position, as excess operating cash flow allows, maintaining financial flexibility. However, Diamond Offshore expects short term borrowings to increase over the next 12 months. As of October 29, 2015, Diamond Offshore had an additional $1.1 billion available under its credit agreement.

In October of 2015, Moody’s Investors Service, Inc. (“Moody’s”) lowered Diamond Offshore’s corporate credit and unsecured debt rating from A3 to Baa2 and revised its outlook on Diamond Offshore to negative. Diamond Offshore’s current credit rating is BBB+ for Standard & Poor’s (“S&P”). In February of 2015, Moody’s and S&P assigned short term credit ratings of Prime-2 and A2 to Diamond Offshore’s commercial paper program. In October of 2015, Moody’s affirmed Diamond Offshore’s short term credit rating of Prime-2. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. A downgrade in Diamond Offshore’s credit ratings could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue, a series of downgrades or a substantial downgrade could restrict Diamond Offshore’s access to its commercial paper program and capital markets and its ability to raise additional debt or rollover existing maturities. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by its wholly owned subsidiary, Diamond Offshore International Limited (“DOIL”), and as a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of DOIL to finance its foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. To the extent available, Diamond Offshore expects to utilize the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore to meet each entity’s respective working capital requirements and capital commitments. Diamond Offshore expects to continue to make use of its credit facility or commercial paper program to finance its capital expenditures and working capital requirements in the near term. In addition, Diamond Offshore will make periodic assessments of its capital spending programs based on industry conditions and will make adjustments if Diamond Offshore determines they are required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current credit ratings, current market conditions and other factors beyond its control.

Boardwalk Pipeline

At September 30, 2015 and December 31, 2014, cash amounted to $6 million and $8 million. Funds from operations for the nine months ended September 30, 2015 amounted to $430 million, compared to $413 million for the 2014 period. For the nine months ended September 30, 2015 and 2014, Boardwalk Pipeline’s capital expenditures were $241 million and $316 million. Boardwalk Pipeline expects its current growth projects to be constructed and placed into service on time and within budget, however, some of the expenditures previously expected to be made in 2015 are now expected to be made in 2016. As a result, Boardwalk Pipeline has reduced its estimated total capital expenditures to $410 million for the full year of 2015, including $140 million for maintenance capital.

Boardwalk Pipeline expects to finance capital expenditures for the remainder of 2015 through cash generated from operations, borrowings under its revolving credit facility and borrowings, if necessary, under the $300 million subordinated loan agreement with us. As discussed above, Boardwalk Pipeline is reducing the amount of expected capital expenditures for 2015. As a result, the timing for the need for capital has changed and Boardwalk Pipeline has extended the borrowing period of the subordinated loan to December 31, 2016 to coincide with the movement of the timing of capital expenditures.

In May of 2015, Boardwalk Pipeline entered into an amended revolving credit agreement which increased the borrowing capacity of the revolving credit facility to $1.5 billion and extended the maturity date to May  26, 2020.

Loews Hotels

Cash and investments totaled $107 million at September 30, 2015, as compared to $84 million at December 31, 2014. In 2015, Loews Hotels paid approximately $360 million to acquire two hotel properties and a joint venture equity interest in a hotel property, funded with capital contributions from us. In September of 2015, Loews Hotels received proceeds from an $87 million mortgage loan agreement due in October of 2018. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables at September 30, 2015 totaled $4.8 billion as compared to $5.1 billion at December 31, 2014. During the nine months ended September 30, 2015, we received $733 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included, among other corporate overhead costs, the payment of $617 million to fund treasury stock purchases, $29 million to purchase shares of Diamond Offshore, $69 million of cash dividends to our shareholders and net cash contributions of approximately $270 million, primarily to Loews Hotels.

As of September 30, 2015, there were 356,892,369 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2015, we purchased 16.3 million shares of Loews common stock and 1.1 million shares of Diamond Offshore.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Fixed maturity securities:
Taxable	$346	$352	$1,040	$1,054
Tax-exempt	103	101	304	302

Total fixed maturity securities	449	453	1,344	1,356
Limited partnership investments	(93)	29	69	199
Other, net of investment expense	(2)	(2)	(1)	1

Net investment income before tax	$354	$480	$1,412	$1,556

Net investment income after tax and noncontrolling interests	$238	$311	$911	$995

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	4.8%	4.8%	4.9%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.5%	3.5%

Net investment income after tax and noncontrolling interests for the three months ended September 30, 2015 decreased $73 million as compared with the same period in 2014. The decrease was driven by limited partnership investments, which returned (3.2)% as compared with 1.0% in the prior year period.

Net investment income after tax and noncontrolling interests for the nine months ended September 30, 2015 decreased $84 million as compared with the same period in 2014. The decrease was driven by limited partnerships, which returned 2.2% as compared with 7.4% in the prior year period. Income from fixed maturity securities was unfavorably affected by a decline in the effective income yield, partially offset by favorable changes in estimates for prepayments for asset-backed securities.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(27)	$21	$(11)	$43
States, municipalities and political subdivisions	(7)	20	(27)	38
Asset-backed	5	(2)	8	(25)
Foreign government			1	2

Total fixed maturity securities	(29)	39	(29)	58
Equity securities	(18)	(3)	(19)	2
Derivative financial instruments	(1)		9	1
Short term investments and other	(2)	1	(3)	4

Total realized investment gains (losses)	(50)	37	(42)	65
Income tax (expense) benefit	18	(11)	22	(22)
Amounts attributable to noncontrolling interests	3	(2)	2	(4)

Net realized investment gains (losses) attributable to Loews Corporation	$(29)	$24	$(18)	$39

Net realized investment results decreased $53 million for the three months ended September 30, 2015 as compared with the same period in 2014. This decrease was driven by higher OTTI losses recognized in earnings and lower net realized investment gains on sales of securities.

Net realized investment results decreased $57 million for the nine months ended September 30, 2015 as compared with the same period in 2014, driven by the same reasons as discussed above.

Further information on CNA’s realized gains and losses, including OTTI losses and derivative gains, is included in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by ratings distribution:

	September 30, 2015		December 31, 2014

	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,718	$140	$3,882	$144
AAA	2,531	157	2,850	203
AA	9,709	948	9,404	1,016
A	9,749	836	10,594	1,064
BBB	11,363	495	11,093	889
Non-investment grade	3,131	57	2,945	117

Total	$40,201	$2,633	$40,768	$3,433

As of September 30, 2015 and December 31, 2014, only 1% of CNA’s fixed maturity portfolio was rated internally.

The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2015	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$45	$1
AAA	252	8
AA	783	16
A	1,045	17
BBB	2,851	146
Non-investment grade	1,214	63

Total	$6,190	$251

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2015	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Due in one year or less	$114	$4
Due after one year through five years	934	29
Due after five years through ten years	3,588	132
Due after ten years	1,554	86

Total	$6,190	$251

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

	September 30, 2015		December 31, 2014

	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$14,714	10.3	$14,668	10.5
Other interest sensitive investments	26,877	4.4	27,748	4.0

Total	$41,591	6.5	$42,416	6.3

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

Short Term Investments

The carrying values of the components of CNA’s Short term investments are presented in the following table:

	September 30, 2015	December 31, 2014

(In millions)

Short term investments:
Commercial paper	$747	$922
U.S. Treasury securities	453	466
Money market funds	129	206
Other	153	112

Total short term investments	$1,482	$1,706

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

●	the occurrence of epidemics.

Risks and uncertainties primarily affecting us and our energy subsidiaries

●	the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including the reduced demand for offshore drilling services;

●	timing and cost of completion of rig upgrades, construction projects and other capital projects, including delivery dates and drilling contracts;

●	competitive newbuild drilling rigs on order in the offshore drilling industry;

●	changes in foreign and domestic oil and gas exploration, development and production activity;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2015. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2015 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2015 -
July 31, 2015	3,300,000	$38.50	N/A	N/A

August 1, 2015 -
August 31, 2015	3,521,866	$37.51	N/A	N/A

September 1, 2015 -
September 30, 2015	1,924,954	$35.86	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

   *Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 3, 2015	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)