Form 10-K
period 2015-12-31
LOEWS CORP
filed 2016-02-19
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Yes                                                                             No           X

    The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11,763,000,000.

    As of February 3, 2016, there were 338,998,280 shares of Loews common stock outstanding.

Documents Incorporated by Reference:

    Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 29, 2016 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON

FORM 10-K FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2015

Item		Page
No.	PART I	No.

1	Business
	CNA Financial Corporation	3
	Diamond Offshore Drilling, Inc.	9
	Boardwalk Pipeline Partners, LP	12
	Loews Hotels Holding Corporation	17
	Executive Officers of the Registrant	19
	Available Information	19
1A	Risk Factors	19
1B	Unresolved Staff Comments	42
2	Properties	42
3	Legal Proceedings	42
4	Mine Safety Disclosures	42

	PART II

5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
6	Selected Financial Data	45
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
7A	Quantitative and Qualitative Disclosures about Market Risk	93
8	Financial Statements and Supplementary Data	96
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	174
9A	Controls and Procedures	174
9B	Other Information	174

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

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

●	commercial property and casualty insurance (CNA Financial Corporation, a 90% owned subsidiary);

●	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary);

●	transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP, a 51% owned subsidiary); and

●	operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

Please read information relating to our business segments from which we derive revenue and income contained in Note 20 of the Notes to Consolidated Financial Statements, included under Item 8.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty and remaining life & group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and The Continental Insurance Company (“CIC”), organized in 1853, and certain other affiliates. CIC became a subsidiary of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). CNA accounted for 67.8%, 67.7% and 68.0% of our consolidated total revenue for the years ended December 31, 2015, 2014 and 2013.

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

CNA’s property and casualty field structure consists of 49 underwriting locations across the United States. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. The claims structure consists of two regional claim centers designed to efficiently handle the high volume of low severity claims including property damage, liability and workers’ compensation medical only claims, and 16 principal claim offices handling the more complex claims. CNA also has a presence in Canada, Europe and Singapore consisting of 19 branch operations and access to business placed at Lloyd’s of London (“Lloyd’s”) through Hardy Underwriting Bermuda Limited (“Hardy”).

CNA’s core business, commercial property and casualty insurance operations, includes Specialty, Commercial and International. Other Non-Core business includes Life & Group Non-Core and Other.

Specialty

Specialty includes the following business groups:

Management & Professional Liability: Management & Professional Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages. This group provides professional liability coverages to various professional firms, including architects, real estate agents, accounting firms, law firms and other professional firms. Management & Professional Liability also provides directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations, where tailored products for these client segments are offered. Products within Management & Professional Liability are distributed through brokers, independent agents and managing general underwriters. Management & Professional Liability, through CNA HealthCare, also offers insurance products to serve the health care industry. Products include professional and general liability as well as associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer groups include aging services, allied medical facilities, life sciences, dentists, physicians, hospitals and nurses and other medical practitioners.

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

International

International provides property and casualty insurance and specialty coverages on a global basis through its operations in Canada, the United Kingdom, Continental Europe and Singapore as well as through its presence at Lloyd’s of London.

The International business is grouped into broad business units - Energy & Marine, Property, Casualty, Specialty, and Healthcare & Technology - and is managed across three territorial platforms.

Canada: Canada provides standard commercial and specialty insurance products, primarily in the marine, oil & gas, construction, manufacturing and life science industries.

CNA Europe: CNA Europe provides a diverse range of specialty products as well as commercial insurance products primarily in the marine, property, financial services and healthcare & technology industries throughout Europe on both a domestic and cross border basis.

Hardy: Hardy operates through Lloyd’s Syndicate 382, underwriting primarily short-tail exposures in energy, marine, property, casualty and specialty lines with risks located in many countries around the world. The capacity of and results from the syndicate are 100% attributable to CNA.

Life & Group Non-Core

Life & Group Non-Core primarily includes the results of CNA’s long term care business that is in run-off. Long term care policies were sold on both an individual and group basis. While considered non-core, new enrollees in existing groups were accepted through February 1, 2016.

Other

Other primarily includes certain CNA corporate expenses, including interest on CNA corporate debt and the results of certain property and casualty business in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

Direct Written Premiums by Geographic Concentration

Set forth below is the distribution of CNA’s direct written premiums by geographic concentration.

Year Ended December 31	2015	2014	2013

California	9.1%	9.1%	9.2%
Texas	8.1	8.1	8.0
Illinois	7.5	6.7	5.9
New York	7.1	7.2	7.2
Florida	5.7	5.7	5.9
Pennsylvania	3.8	3.7	3.7
New Jersey	3.2	3.4	3.7
Canada	2.2	2.6	3.1
All other states, countries or political subdivisions	53.3	53.5	53.3

	100.0%	100.0%	100.0%

Approximately 8.0%, 8.8%, and 9.0% of CNA’s direct written premiums were derived from outside of the United States for the years ended December 31, 2015, 2014 and 2013.

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

	Schedule of Loss Reserve Development

Year Ended December 31	2005	2006	2007	2008	2009	2010(a)	2011	2012(b)	2013	2014(c)	2015

(In millions of dollars)

Originally reported gross reserves for unpaid claim and claim adjustment expenses	30,694	29,459	28,415	27,475	26,712	25,412	24,228	24,696	24,015	23,271	22,663
Originally reported ceded recoverable	10,438	8,078	6,945	6,213	5,524	6,060	4,967	5,075	4,911	4,344	4,087

Originally reported net reserves for unpaid claim and claim adjustment expenses	20,256	21,381	21,470	21,262	21,188	19,352	19,261	19,621	19,104	18,927	18,576

Cumulative net paid as of:
One year later	3,442	4,436	4,308	3,930	3,762	3,472	4,277	4,588	4,352	4,089	-
Two years later	7,022	7,676	7,127	6,746	6,174	6,504	7,459	7,788	7,375	-	-
Three years later	9,620	9,822	9,102	8,340	8,374	8,822	9,834	9,957	-	-	-
Four years later	11,289	11,312	10,121	9,863	10,038	10,548	11,316	-	-	-	-
Five years later	12,465	11,973	11,262	11,115	11,296	11,627	-	-	-	-	-
Six years later	12,917	12,858	12,252	12,114	12,161	-	-	-	-	-	-
Seven years later	13,680	13,670	13,101	12,806	-	-	-	-	-	-	-
Eight years later	14,409	14,412	13,685	-	-	-	-	-	-	-	-
Nine years later	15,092	14,939	-	-	-	-	-	-	-	-	-
Ten years later	15,575	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	20,256	21,381	21,470	21,262	21,188	19,352	19,261	19,621	19,104	18,927	18,576
One year later	20,588	21,601	21,463	21,021	20,643	18,923	19,081	19,506	19,065	18,672	-
Two years later	20,975	21,706	21,259	20,472	20,237	18,734	18,946	19,502	18,807	-	-
Three years later	21,408	21,609	20,752	20,014	20,012	18,514	18,908	19,214	-	-	-
Four years later	21,432	21,286	20,350	19,784	19,758	18,378	18,658	-	-	-	-
Five years later	21,326	20,982	20,155	19,597	19,563	18,202	-	-	-	-	-
Six years later	21,060	20,815	20,021	19,414	19,459	-	-	-	-	-	-
Seven years later	20,926	20,755	19,883	19,335	-	-	-	-	-	-	-
Eight years later	20,900	20,634	19,828	-	-	-	-	-	-	-	-
Nine years later	20,817	20,606	-	-	-	-	-	-	-	-	-
Ten years later	20,793	-	-	-	-	-	-	-	-	-	-

Total net (deficiency) redundancy	(537)	775	1,642	1,927	1,729	1,150	603	407	297	255	-

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	20,793	20,606	19,828	19,335	19,459	18,202	18,658	19,214	18,807	18,672	-
Re-estimated ceded recoverable	11,826	9,503	8,092	7,048	6,382	6,873	5,609	5,285	4,705	4,476	-

Total gross re-estimated reserves	32,619	30,109	27,920	26,383	25,841	25,075	24,267	24,499	23,512	23,148	-

Total gross (deficiency) redundancy	(1,925)	(650)	495	1,092	871	337	(39)	197	503	123	-

Net (deficiency) redundancy related to:
Asbestos	(113)	(112)	(107)	(79)	-	-	-	-	-	-	-
Environmental pollution	(159)	(159)	(159)	(76)	-	-	-	-	-	-	-

Total asbestos and environmental pollution	(272)	(271)	(266)	(155)	-	-	-	-	-	-	-
Core (Non-asbestos and environmental pollution)	(265)	1,046	1,908	2,082	1,729	1,150	603	407	297	255	-

Total net (deficiency) redundancy	(537)	775	1,642	1,927	1,729	1,150	603	407	297	255	-

(a)

Effective January 1, 2010, CNA ceded its net asbestos and environmental pollution claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

(b)	As a result of the Hardy acquisition, net reserves were increased by $291 million.
(c)

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

Investments

Please read Item 7, MD&A – Investments and Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements, included under Item 8.

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

There are approximately 2,700 individual companies that sell property and casualty insurance in the United States. Based on 2014 statutory net written premiums, CNA is the eighth largest commercial insurance writer and the 14th largest property and casualty insurance organization in the United States.

Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision. Regulatory oversight by applicable agencies is exercised through review of submitted filings and information, examinations (both financial and market conduct), direct inquiries and interviews. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory, governance requirements and risk assessment practice and disclosure. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payment.

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

Further, domestic insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty funds are governed by state insurance guaranty associations which levy assessments to meet the funding needs of insolvent insurer estates. Other insurance-related assessments are generally levied by state agencies to fund various organizations including disaster relief funds, rating bureaus, insurance departments, and workers’ compensation second injury funds, or by industry organizations that assist in the statistical analysis and ratemaking process and CNA has the ability to recoup certain of these assessments from policyholders.

As CNA’s insurance operations are conducted in a multitude of both domestic and foreign jurisdictions, CNA is subject to a number of regulatory agency requirements in respect of a portion, or all, of its operations. These include, but are not limited to, the State of Illinois Department of Insurance (which is CNA’s global group-wide supervisor), the U.K. Prudential Regulatory Authority and Financial Conduct Authority, the Bermuda Monetary Authority and the Office of Superintendent of Financial Institutions in Canada.

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

Effective January 1, 2016, the European Union’s executive body, the European Commission, implemented new capital adequacy and risk management regulations, Solvency II, that apply to CNA’s European operations. Additionally, the International Association of Insurance Supervisors (“IAIS”) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management. The U.S. Federal Reserve, the U.S. Federal Insurance Office and the National Association of Insurance Commissioners are working with other global regulators to define such proposals. It is not currently clear to what extent the IAIS activities will impact CNA as any final proposal would ultimately need to be legislated or regulated by each individual country or state.

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

Properties: The Chicago location houses CNA’s principal executive offices. CNA’s subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to CNA’s principal office locations:

Location	Size (square feet)	Principal Usage

333 S. Wabash Avenue	608,388	Principal executive offices of CNA
Chicago, Illinois
2405 Lucien Way	113,169	Property and casualty insurance offices
Maitland, Florida
125 S. Broad Street	64,248	Property and casualty insurance offices
New York, New York
101 S. Reid Street	61,308	Property and casualty insurance offices
Sioux Falls, South Dakota
4150 N. Drinkwater Boulevard	56,281	Property and casualty insurance offices
Scottsdale, Arizona
1 Meridian Boulevard	53,579	Property and casualty insurance offices
Wyomissing, Pennsylvania
675 Placentia Avenue	36,768	Property and casualty insurance offices
Brea, California
1249 S. River Road	36,676	Property and casualty insurance offices
Cranbury, New Jersey
700 N. Pearl Street	36,637	Property and casualty insurance offices
Dallas, Texas
555 Mission Street	35,130	Property and casualty insurance offices
San Francisco, California

CNA leases its office space described above except for the building in Chicago, Illinois, which is owned.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (“Diamond Offshore”) is engaged, through its subsidiaries, in the business of operating drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in the exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore accounted for 18.1%, 19.7% and 20.0% of our consolidated total revenue for the years ended December 31, 2015, 2014 and 2013.

Rigs: Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 32 offshore drilling rigs, which include four jack-up rigs that are being marketed for sale. Diamond Offshore’s fleet consists of 23 semisubmersibles including the Ocean GreatWhite, which is under construction, five jack-up rigs and four dynamically-positioned drillships including the last of Diamond Offshore’s four newbuild drillships, the Ocean BlackLion, which was delivered in the second quarter of 2015. Diamond Offshore expects its harsh environment ultra-deepwater semisubmersible rig, the Ocean GreatWhite, to be delivered in mid-2016.

A floater rig is a type of mobile offshore drilling unit that floats and does not rest on the seafloor. This asset class includes self-propelled drillships and semisubmersible rigs. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles hold position while drilling by use of a series of small propulsion units or thrusters that provide dynamic positioning (“DP”) to keep the rig on location, or with anchors tethered to the seabed. Although DP semisubmersibles are self-propelled, such rigs may be moved long distances with the assistance of tug boats. Non-DP, or moored, semisubmersibles require tug boats or the use of a heavy lift vessel to move between locations.

A drillship is an adaptation of a maritime vessel that is designed and constructed to carry out drilling operations by means of a substructure with a moon pool centrally located in the hull. Drillships are typically self-propelled and are positioned over a drillsite through the use of a DP system similar to those used on semisubmersible rigs.

Diamond Offshore’s floater fleet (semisubmersibles and drillships) can be further categorized based on the nominal water depth for each class of rig as follows:

Category	Rated Water Depth (a) (in feet)	Number of Units in Fleet

Ultra-Deepwater	7,501 to 12,000	12 (b)
Deepwater	5,000 to 7,500	7
Mid-Water	400 to 4,999	8

(a)

Rated water depth for semisubmersibles and drillships reflects the maximum water depth in which a floating rig has been designed to operate. However, individual rigs are capable of drilling, or have drilled, in marginally greater water depths depending on various conditions (such as salinity of the ocean, weather and sea conditions).

(b)	Includes the Ocean GreatWhite, a harsh environment semisubmersible rig under construction.

Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor. Diamond Offshore’s jack-ups are used for drilling in water depths from 20 feet to 350 feet. The water depth limit in which a particular rig is able to operate is principally determined by the length of the rig’s legs. The rig hull includes the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues with the legs penetrating the seabed until they are firm and stable, and resistance is sufficient to elevate the hull above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite. All of Diamond Offshore’s jack-up rigs are equipped with a cantilever system that enables the rig to cantilever or extend its drilling package over the aft end of the rig.

As of February 16, 2016, the Ocean Scepter, built in 2008, was operating offshore Mexico for Exploración Producción (“PEMEX”), under a long term contract. In addition, Diamond Offshore has four other jack-up rigs which it is currently marketing for sale.

Fleet Enhancements and Additions: Diamond Offshore’s long term strategy is to upgrade its fleet to meet customer demand for advanced, efficient and high-tech rigs by acquiring or building new rigs when possible to do so at attractive prices, and otherwise by enhancing the capabilities of its existing rigs at a lower cost and shortened construction period than newbuild construction would require. Since 2009, commencing with the acquisition of two newbuild, ultra-deepwater semisubmersible rigs, the Ocean Courage and Ocean Valor, Diamond Offshore has committed over $5.0 billion towards upgrading its fleet. In mid 2015, Diamond Offshore took delivery of the Ocean BlackLion, the last of four ultra-deepwater drillships constructed in South Korea during Diamond Offshore’s most recent fleet enhancement cycle. The Ocean GreatWhite remains under construction in South Korea with delivery of the new rig expected to occur in mid-2016. Upon completion of acceptance testing, the rig is expected to commence drilling operations offshore Australia later this year.

Diamond Offshore will evaluate further rig acquisition and enhancement opportunities as they arise. However, Diamond Offshore can provide no assurance whether, or to what extent, it will continue to make rig acquisitions or enhancements to its fleet.

Pressure Control by the Hour: In February of 2016, Diamond Offshore entered into a ten-year agreement with GE Oil & Gas, (“GE”), to provide services with respect to certain blowout preventer and related well control equipment on Diamond Offshore’s four newbuild drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the services agreement with GE, Diamond Offshore will sell the equipment to a GE affiliate and will lease back such equipment over separate ten-year operating leases.

Markets: The principal markets for Diamond Offshore’s contract drilling services are the following:

●	South America, principally offshore Brazil and Trinidad and Tobago;

●	Australia and Southeast Asia, including Malaysia, Indonesia and Vietnam;

●	the Middle East;

●	Europe, principally in the United Kingdom (“U.K.”) and Norway;

●	East and West Africa;

●	the Mediterranean; and

●	the Gulf of Mexico, including the U.S. and Mexico.

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

The duration of a dayrate drilling contract is generally tied to the time required to drill a single well or a group of wells, which Diamond Offshore refers to as a well-to-well contract, or a fixed period of time, in what Diamond Offshore refers to as a term contract. Many drilling contracts may be terminated by the customer in the event the drilling rig is destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to events beyond the control of either party to the contract. Certain of Diamond Offshore’s contracts also permit the customer to terminate the contract early by giving notice; in most circumstances, this requires the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally at competitive market rates and mutually agreeable terms at the time of the extension. In periods of decreasing demand for offshore rigs, drilling contractors may prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers may prefer shorter contracts that allow them to more quickly obtain the benefit of declining dayrates. Moreover, drilling contractors may accept lower dayrates in a declining market in order to obtain longer-term contracts and add backlog.

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2015, 2014 and 2013, Diamond Offshore performed services for 19, 35 and 39 different customers. During 2015, 2014 and 2013, one of Diamond Offshore’s customers in Brazil, Petróleo Brasileiro S.A. (“Petrobras”), (a Brazilian multinational energy company that is majority-owned by the Brazilian government), accounted for 24%, 32% and 34% of Diamond Offshore’s annual total consolidated revenues. During 2015, ExxonMobil and Anadarko each accounted for 12% of Diamond Offshore’s annual consolidated revenues. No other customer accounted for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2015, 2014 or 2013.

As of February 16, 2016, Diamond Offshore’s contract backlog was $5.2 billion attributable to 11 customers. All four of its drillships are currently contracted to work in the GOM. As of February 16, 2016, contract backlog attributable to Diamond Offshore’s expected operations in the GOM was $510 million, $653 million and $653 million for the years 2016, 2017 and 2018, respectively, and $626 million in the aggregate for the years 2019 to 2020 attributable to three customers.

Competition: Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. The industry may also experience additional consolidation in the future, which could create other large competitors. Some of Diamond Offshore’s competitors may have greater financial or other resources than it does. Based on industry data as of the date of this report, there are approximately 840 mobile drilling rigs in service worldwide, including approximately 300 floater rigs.

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

Operations Outside the United States: Diamond Offshore’s operations outside the U.S. accounted for approximately 79%, 85% and 89% of its total consolidated revenues for the years ended December 31, 2015, 2014 and 2013.

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

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in integrated natural gas and natural gas liquids and hydocarbons (herein referred to together as “NGLs”) transportation and storage and natural gas gathering and processing. Boardwalk Pipeline accounted for 9.3%, 8.6% and 8.4% of our consolidated total revenue for the years ended December 31, 2015, 2014 and 2013.

We own approximately 51% of Boardwalk Pipeline comprised of 125,586,133 common units and a 2% general partner interest. A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) is the general partner and holds all of Boardwalk Pipeline’s incentive distribution rights which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

Boardwalk Pipeline owns and operates approximately 14,090 miles of interconnected natural gas pipelines directly serving customers in 13 states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipeline also owns and operates more than 435 miles of NGL pipelines in Louisiana and Texas. In 2015, its pipeline systems transported approximately 2.4 trillion cubic feet (“Tcf”) of natural gas and approximately 46.6 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipeline’s natural gas pipeline systems during 2015 was approximately 6.7 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 14 underground storage fields located in four states with aggregate working gas capacity of approximately 205.0 Bcf and Boardwalk Pipeline’s NGL storage facilities consist of nine salt dome storage caverns located in Louisiana with an aggregate storage capacity of approximately 24.0 MMBbls. Boardwalk Pipeline also owns three salt dome caverns and a brine pond for use in providing brine supply services and to support the NGL storage operations.

The pipeline and storage systems of Boardwalk Pipeline consist of the following:

The Gulf South pipeline system runs approximately 7,390 miles along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 8.3 Bcf per day and average daily throughput for the year ended December 31, 2015 was 2.8 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 83.5 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas pipeline system originates in Louisiana, East Texas and Arkansas and runs approximately 6,020 miles north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, and into Ohio, with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 4.8 Bcf per day and average daily throughput for the year ended December 31, 2015 was 2.6 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

The Gulf Crossing pipeline system originates in Texas and runs approximately 375 miles into Louisiana. The pipeline system has a peak-day delivery capacity of 1.9 Bcf per day and average daily throughput for the year ended December 31, 2015 was 1.2 Bcf per day.

Boardwalk Louisiana Midstream and Boardwalk Petrochemical Pipeline (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGL’s and ethylene, fractionation services for NGL’s and brine supply services. These assets provide approximately 67.1 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity and approximately 24.0 MMBbls of salt dome NGL storage capacity, significant brine supply infrastructure including three salt dome caverns and approximately 270 miles of pipeline assets.

Louisiana Midstream owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 180 mile interstate ethylene pipeline that is capable of transporting approximately 2.6 billion pounds of ethylene per year between Texas and Louisiana, where it interconnects with Louisiana Midstream’s ethylene distribution system. Throughput for Louisiana Midstream was 46.6 MMBbls for the year ended December 31, 2015.

Boardwalk Field Services operates natural gas gathering, compression, treating and processing infrastructure primarily in south Texas with approximately 290 miles of pipeline.

In response to the change in the natural gas industry and the growth in the petrochemical industry, Boardwalk Pipeline is currently engaged in the following growth projects. See Liquidity and Capital Resources – Boardwalk Pipeline for further discussion of capital expenditures and financing.

Ohio to Louisiana Access Project: This project will provide long term firm natural gas transportation primarily from the Marcellus and Utica production areas to Louisiana, and while not creating additional capacity, would make a portion of Boardwalk Pipeline’s Texas Gas system bi-directional. The project is supported by firm transportation contracts with producers and end-users and has a weighted average contract life of approximately 13 years. The project is expected to be placed into service in the second quarter of 2016.

Southern Indiana Lateral Project: This project will consist of the construction of approximately 30 miles of pipeline from Indiana to Kentucky, adding approximately 0.1 Bcf per day of peak-day transmission capacity to Boardwalk Pipeline’s Texas Gas system. The project is expected to be placed into service in the third quarter of 2016, with a weighted-average contract life of 19 years.

Western Kentucky Market Lateral Project: This project consists of the construction of a pipeline lateral to provide deliveries to a proposed new power plant in Western Kentucky, adding approximately 0.2 Bcf per day of peak-day transmission capacity to Boardwalk Pipeline’s Texas Gas system. The project is expected to be placed into service in the third quarter of 2016, with a weighted-average contract life of 20 years.

Power Plant Project in South Texas: Boardwalk Pipeline’s power plant project consists of the addition of compression facilities and modifications of existing facilities to increase the operating capacity of certain sections of the Gulf South pipeline, providing transportation services of 0.2 Bcf per day to a new power plant in South Texas. The project is expected to be placed into service in the third quarter of 2016, with a weighted-average contract life of 20 years.

Northern Supply Access Project: This project will increase the peak-day transmission capacity on Boardwalk Pipeline’s Texas Gas system by the addition of compression facilities and other system modifications to make this portion of the system bi-directional and is supported by precedent agreements for 0.4 Bcf per day of peak-day transmission capacity. The project is expected to be placed into service in the first half of 2017, with a weighted-average contract life of 16 years. In October of 2015, one of the foundation shippers which contracted for 0.1 Bcf per day of peak-day transmission capacity failed to post the required credit support on the contractually required date. Boardwalk Pipeline continues to work with the customer as well as explore all options for the capacity associated with that customer’s precedent agreement, including adjusting the scope of the project to accommodate the reduced volume commitment. This project remains subject to the Federal Energy Regulatory Commission (“FERC”) regulatory approval to commence construction.

Sulphur Storage and Pipeline Expansion Project: Boardwalk Pipeline executed a long term agreement to provide liquids transportation and storage services to support the development of a new ethane cracker plant in Louisiana. The project will involve significant storage and infrastructure development to serve petrochemical customers near Boardwalk Pipeline’s Sulphur Hub and is expected to be placed into service in the second half of 2017.

Coastal Bend Header Project: Boardwalk Pipeline executed precedent agreements with foundation shippers to transport natural gas to serve a planned liquefied natural gas (“LNG”) liquefaction terminal in Freeport, Texas. As part of the project Boardwalk Pipeline will construct an approximately 65-mile pipeline supply header with approximate 1.4 Bcf per day of capacity to serve the terminal. Additionally, Boardwalk Pipeline will expand and modify its existing Gulf South pipeline facilities that will provide access to additional supply sources through various interconnects in South Texas and in the Louisiana area. The project is expected to be placed into service in 2018, with a weighted-average contract life of 20 years. This project remains subject to FERC regulatory approval to commence construction.

Brine Development Project: Boardwalk Pipeline executed agreements with a petrochemical customer in Louisiana to provide brine supply services subject to certain minimum take requirements. The first portion of the project, which was placed into service in the fourth quarter of 2015, consisted of constructing a pipeline to the customer’s facilities to supply brine over a three year period. The second portion, expected to be placed in service in 2018, consists of providing brine supply services over a 15-year period through the development of additional wells and associated facilities.

Customers: Boardwalk Pipeline serves a broad mix of customers, including producers of natural gas, and with end-use customers including local distribution companies, marketers, electric power generators, industrial users and interstate and intrastate pipelines who, in turn, provide transportation and storage services for end-users. These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S.

Competition: Boardwalk Pipeline competes with numerous other pipelines that provide transportation, storage and other services at many locations along its pipeline systems. Boardwalk Pipeline also competes with pipelines that are attached to natural gas supply sources that are closer to some of its traditional natural gas market areas. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. For example, as a result of regulators’ policies, capacity segmentation and capacity release have created an active secondary market which increasingly competes with Boardwalk Pipeline’s natural gas pipeline services. Further, natural gas competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal, fuel oils and alternative fuel sources.

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

Seasonality: Boardwalk Pipeline’s revenues can be affected by weather, natural gas price levels, gas price differentials between locations on its pipeline systems (basis spreads), gas price differentials between time periods, such as winter to summer (time period price spreads) and natural gas price volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short term value of transportation and storage across Boardwalk Pipeline’s pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of revenues. In 2015, approximately 53% of Boardwalk Pipeline’s operating revenues were recognized in the first and fourth quarters of the year.

Governmental Regulation: FERC regulates Boardwalk Pipeline’s natural gas operating subsidiaries under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipeline’s natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by FERC covering certain of their facilities, activities and services. The maximum rates that may be charged by Boardwalk Pipeline’s subsidiaries operating under FERC’s jurisdiction, for all aspects of the natural gas transportation services it provides, are established through FERC’s cost-of-service rate-making process. Key determinants in FERC’s cost-of-service rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum rates that may be charged by Boardwalk Pipeline for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are established through FERC’s cost-of-service rate-making process. FERC has authorized Boardwalk Pipeline to charge market-based rates for its firm and interruptible storage services for the majority of its natural gas storage facilities.

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the FERC pursuant to Section 4 of the Natural Gas Act of 1938 (Docket No. RP15-65) in which Gulf South requested, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates. In 2015, an uncontested settlement was reached with Gulf South’s customers and approved by the FERC. The settlement will become effective March 1, 2016.

The settlement provides for, among other things, (a) a system-wide rate design across the majority of the pipeline system; (b) a fuel tracker for determining future fuel rates; (c) a moratorium which prevents Gulf South or its customers from modifying the settlement rates until May 1, 2023, with certain exceptions; and (d) an extension of all No Notice Service (“NNS”) contracts to the end of the moratorium period at maximum rates, subject to each customer’s right to reduce capacity under those agreements from current levels by up to 6% on April 1, 2016 and by up to another 6% of their remaining contract capacity by April 1, 2020. The NNS customers had to elect by December 1, 2015, whether they wanted to reduce their initial contracted capacity. Only two NNS customers elected to reduce their contracted capacity effective on April 1, 2016. The settled rates were moved into effect on November 1, 2015. Refunds for the difference between the rates as filed and as settled are required to be paid to customers by May 1, 2016. Please see “Gulf South Rate Case” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Boardwalk Pipeline is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Material Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979 (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGL pipeline facilities. Boardwalk Pipeline has received authority from PHMSA to operate certain natural gas pipeline assets under special permits that will allow it to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (“SMYS”). Operating at higher than normal operating pressures will allow these pipelines to transport all of the volumes Boardwalk Pipeline has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipeline to operate its natural gas pipeline assets at higher pressures. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas along Boardwalk Pipeline’s pipelines and take additional measures to protect pipeline segments located in highly populated areas. The NGPSA and HLPSA were most recently amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”) in 2012, with the 2011 Act requiring increased maximum civil penalties for certain violations to $200,000 per violation per day, and a total cap of $2 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in more stringent safety controls or additional natural gas and hazardous liquids pipeline safety rulemaking. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. New pipeline safety legislation that will reauthorize the federal pipeline safety programs of PHMSA through 2019 will be under consideration. Passage of new legislation reauthorizing the PHMSA pipeline safety programs is expected to require, among other things, pursuit of those legal mandates included in the 2011 Act but not acted upon by PHMSA.

The Surface Transportation Board (“STB”), has authority to regulate the rates Boardwalk Pipeline charges for service on its ethylene pipelines. The STB requires that Boardwalk Pipeline’s transportation rates be reasonable and that its practices cannot unreasonably discriminate among its ethylene shippers.

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

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays in the development of projects and the issuance of orders enjoining performance of some or all of Boardwalk Pipeline’s operations in the affected areas. While Boardwalk Pipeline believes that its past operations have not resulted in the incurrence of material costs with respect to these existing environmental laws and regulations, it can provide no assurance that continued compliance with existing requirements will not materially affect them, or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities.

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

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (collectively “Loews Hotels”), our wholly owned subsidiary, presently operate a chain of 24 primarily upper, upscale hotels. Thirteen of these hotels are owned by Loews Hotels, nine are owned by joint ventures in which Loews Hotels has equity interests and two are managed for unaffiliated owners. Loews Hotels’ earnings are derived from the operation of its wholly owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels accounted for 4.5%, 3.3% and 2.6% of our consolidated total revenue for the years ended December 31, 2015, 2014 and 2013. The hotels are described below.

Name and Location	Number of Rooms

Owned:
Loews Annapolis Hotel, Annapolis, Maryland	215
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, San Diego, California (a)	439
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota (a)	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York (a)	379
Loews Regency San Francisco Hotel, San Francisco, California	155
Hotel 1000, Seattle, Washington	120
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona	398
Loews Hotel Vogue, Montreal, Canada	142

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Boston Hotel, Boston, Massachusetts	225
Loews Don CeSar Hotel, St. Pete Beach, Florida	347
Loews Hollywood Hotel, Hollywood, California	628
Loews Madison Hotel, Washington, D.C.	356
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Cabana Bay Beach Resort, Orlando, Florida	1,800

Management Contract:
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	347

(a)	The hotel is subject to a land lease.

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

Recent Developments:

●	In March of 2015, Loews Hotels purchased a hotel in Chicago, Illinois, which is operating as the Loews Chicago Hotel;

●	In April of 2015, Loews Hotels acquired a hotel in San Francisco, California, which is now operating as the Loews Regency San Francisco Hotel;

●	In June of 2015, Loews Hotels acquired a 50% joint venture interest in the Loews Atlanta Hotel in Atlanta, Georgia, which previously had been operated by Loews Hotels under a management agreement;

●	In January of 2016, Loews Hotels acquired a hotel in Seattle, Washington, which is now operating as the Hotel 1000;

●

In the third quarter of 2016, the Loews Sapphire Falls Resort, a 1,000 guestroom hotel at Universal Orlando in Orlando, Florida is expected to open, a property in which Loews Hotels has a 50% joint venture interest; and

●	In 2017, Universal’s Cabana Bay Beach Resort in Orlando, Florida, a property in which Loews Hotels has a 50% joint venture interest, is expected to complete a 400 guestroom expansion.

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 16,700 persons at December 31, 2015 as follows:

CNA employed approximately 6,900 persons.

Diamond Offshore employed approximately 3,400 persons, including international crew personnel furnished through independent labor contractors.

Boardwalk Pipeline employed approximately 1,260 persons, approximately 110 of whom are union members covered under collective bargaining units.

Loews Hotels employed approximately 4,900 persons, approximately 1,470 of whom are union members covered under collective bargaining units.

We, and our subsidiaries, have experienced satisfactory labor relations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position and Offices Held	Age	First Became Officer

David B. Edelson	Senior Vice President and Chief Financial Officer	56	2005
Gary W. Garson	Senior Vice President, General Counsel and Secretary	69	1988
Richard W. Scott	Senior Vice President and Chief Investment Officer	62	2009
Kenneth I. Siegel	Senior Vice President	58	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board	66	1985
	and Chairman of the Executive Committee
James S. Tisch	Office of the President, President and	63	1981
	Chief Executive Officer
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	62	1987

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

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of variables which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include claims severity, frequency of claims, mortality, morbidity, discount rates, inflation, claims handling, policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.

There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as general liability and workers’ compensation, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are more pronounced for long-tail coverages due to the longer settlement period.

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

Emerging or potential claims and coverage issues include, but are not limited to, uncertainty in future medical costs in workers’ compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased health care utilization; and/or the future costs of health care facilities. In addition, the relationship between workers’ compensation and government and private health care providers could change, potentially shifting costs to workers’ compensation.

In light of the many uncertainties associated with establishing the estimates and making the judgments necessary to establish reserve levels, CNA continually reviews and changes its reserve estimates in a regular and ongoing process as experience develops from the actual reporting and settlement of claims and as the legal, regulatory and economic environment evolves. If CNA’s recorded reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.

CNA’s actual experience could vary from the key assumptions used to determine active life reserves for long term care policies.

CNA’s active life reserves for long term care policies are based on CNA’s best estimate assumptions as of December 31, 2015 with no margin for adverse deviation. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for its reserve estimates are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, CNA may be required to increase its reserves. See the Life & Group Non-Core Policyholder Reserves portion of Reserves – Estimates and Uncertainties section of MD&A in Item 7 for more information.

Estimating future experience for long term care policies is highly uncertain because the required projection period is very long and there is limited historical data and industry data available to CNA, as only a small portion of the long term care policies which have been written to date are in claims paying status. Morbidity and persistency trends can be volatile and may be negatively affected by many factors including, but not limited to policyholder behavior, socioeconomic factors, changes in health trends and advances in medical care.

A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving would result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may require changes to its reserves. This risk is more significant for CNA’s long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of future premium rate increases approved and the level included in CNA’s reserving assumptions may require an increase to its reserves.

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

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded reinsurance reinstatement premiums and state residual market assessments, if any. As in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, additional living expenses, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate.

Additionally, claim frequency and severity for some lines of business can be correlated to an external factor such as economic activity, financial market volatility, increasing health care costs or changes in the legal or regulatory environment. Claim frequency and severity can also be correlated to insureds’ use of common business practices, equipment, vendors or software. This can result in multiple insured losses emanating out of the same underlying cause. In these instances, CNA may be subject to increased claim frequency and severity across multiple policies or lines of business concurrently. While CNA does not define such instances as catastrophes for financial reporting purposes, they are similar to catastrophes in terms of the uncertainty and potential impact on its results.

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

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (loss portfolio transfer or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2015 is $2.6 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial.

CNA faces intense competition in its industry; CNA may be adversely affected by the cyclical nature of the property and casualty business as well as the availability and cost of reinsurance.

All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services. CNA competes with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. The competitor insurer landscape has evolved substantially in recent years, with significant consolidation and new market entrants, resulting in increased pressures on CNA’s ability to remain competitive, particularly in implementing pricing that is both attractive to CNA’s customer base and risk appropriate to CNA. In addition, the property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, resulting in less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. During periods in which price competition is high, CNA may lose business to competitors offering competitive insurance products at lower prices. As a result, CNA’s premium levels and expense ratio could be materially adversely impacted.

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

CNA may not be able to collect amounts owed to it by reinsurers, which could result in higher net incurred losses.

CNA has significant amounts recoverable from reinsurers which are reported as receivables on its balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers have experienced credit downgrades by rating agencies within the term of CNA’s contractual relationship which increases the likelihood that CNA will not be able to recover amounts due. In addition, reinsurers could dispute amounts which CNA believes are due to it. If the amounts CNA collects from reinsurers are less than the amount recorded for any of the foregoing reasons, its net incurred losses will be higher.

CNA may not be able to collect amounts owed to it by policyholders who hold deductible policies and/or who purchase retrospectively rated policies, which could result in higher net incurred losses.

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

Moreover, certain policyholders purchase retrospectively rated workers’ compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose CNA to additional credit risk to the extent that the adjusted premium is greater than the original premium.

CNA may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments, the realization of investment income and the rate at which it discounts certain liabilities.

CNA has significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing CNA’s net investment income, while an increase in interest rates may reduce the value of its existing fixed maturity investments. The value of CNA’s fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments CNA holds. Any such impairments which CNA deems to be other-than-temporary would result in a charge to earnings.

In addition, CNA invests a portion of its assets in equity securities and limited partnerships which are subject to greater market volatility than its fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments and therefore may also limit CNA’s ability to withdraw assets. As a result of all of these factors, CNA may not earn an adequate return on its investments, may be required to write down the value of its investments and may incur losses on the disposition of its investments.

CNA is subject to capital adequacy requirements and, if it is unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

Insurance companies such as CNA are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of CNA’s legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets such as Lloyd’s, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction’s regulatory capital adequacy formula. If CNA does not meet these minimum requirements, CNA may be restricted or prohibited from operating its business. If CNA is required to record a material charge against earnings in connection with a change in estimate or the occurrence of an event or if it incurs significant losses related to its investment portfolio, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all.

Globally, insurance regulators are working cooperatively to develop a common framework for the supervision of internationally active insurance groups. Finalization and adoption of this framework could increase CNA’s minimum regulatory capital requirement as well as significantly increase its cost of regulatory compliance.

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

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

The worldwide demand for Diamond Offshore’s drilling services has declined significantly as a result of the decline in oil prices, which commenced during the second half of 2014 and has continued into 2016.

Demand for Diamond Offshore’s drilling services depends in large part upon oil and natural gas industry offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. Commencing in the second half of 2014, oil prices have declined precipitously and recently fell to a 12-year low of less than $30 per barrel. The dramatic reduction in commodity prices has caused a sharp decline in the demand for offshore drilling services, including services that Diamond Offshore provides and adversely affected its operations and cash flows in 2015. A prolonged period of low oil prices would have a material adverse effect on many of Diamond Offshore’s customers and, therefore its business.

Oil prices have been, and are expected to continue to be, volatile and are affected by numerous factors beyond Diamond Offshore’s control, including:

●	worldwide supply and demand for oil and gas;

●	the level of economic activity in energy-consuming markets;

●	the worldwide economic environment or economic trends, such as recessions;

●	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

●	the level of production in non-OPEC countries;

●

civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, other oil-producing regions or other geographic areas or further acts of terrorism in the United States or elsewhere;

●	the cost of exploring for, developing, producing and delivering oil and gas;

●	the discovery rate of new oil and gas reserves;

●	the rate of decline of existing and new oil and gas reserves and production;

●	available pipeline and other oil and gas transportation and refining capacity;

●	the ability of oil and gas companies to raise capital;

●	weather conditions, including hurricanes, which can affect oil and gas operations over a wide area;

●	natural disasters or incidents resulting from operating hazards inherent in offshore drilling, such as oil spills;

●	the policies of various governments regarding exploration and development of their oil and gas reserves;

●	technological advances affecting energy consumption, including development and exploitation of alternative fuels or energy sources;

●	laws and regulations relating to environmental or energy security matters, including those purporting to address global climate change;

●	domestic and foreign tax policy; and

●	advances in exploration and development technology.

An increase in commodity demand and prices will not necessarily result in an immediate increase in offshore drilling activity since Diamond Offshore’s customers’ project development times, reserve replacement needs, and expectations of future commodity demand, prices and supply of available competing rigs all combine to affect demand for its rigs.

Diamond Offshore’s business depends on the level of activity in the offshore oil and gas industry, which has been cyclical and is significantly affected by many factors outside of its control.

Demand for Diamond Offshore’s drilling services depends upon the level of offshore oil and gas exploration, development and production in markets worldwide, and those activities depend in large part on oil and gas prices, worldwide demand for oil and gas and a variety of political and economic factors. The level of offshore drilling activity is also adversely affected when operators reduce or defer new investment in offshore projects, reduce or suspend their drilling budgets or reallocate their drilling budgets away from offshore drilling in favor of other priorities, such as shale or other land-based projects, which could reduce demand for Diamond Offshore’s rigs and newbuilds. As a result, Diamond Offshore’s business and the oil and gas industry in general are subject to cyclical fluctuations.

As a result of the cyclical fluctuations in the market, there have been periods of lower demand, excess rig supply and lower dayrates, followed by periods of higher demand, shorter rig supply and higher dayrates. Diamond Offshore cannot predict the timing or duration of such fluctuations. Periods of lower demand or excess rig supply intensify the competition in the industry and often result in periods of lower utilization and lower dayrates. During these periods, Diamond Offshore’s rigs may not obtain contracts for future work and may be idle for long periods of time or may be able to obtain work only under contracts with lower dayrates or less favorable terms which could have a material adverse effect on Diamond Offshore’s business during these periods. Additionally, prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Diamond Offshore’s industry is highly competitive, with oversupply and intense price competition.

The offshore contract drilling industry is highly competitive with numerous industry participants. Some of Diamond Offshore’s competitors may be larger companies, have larger or more technologically advanced fleets and have greater financial or other resources than it does. The drilling industry has experienced consolidation in the past and may experience additional consolidation, which could create additional large competitors. Drilling contracts are traditionally awarded on a competitive bid basis. Price is typically the primary factor in determining which qualified contractor is awarded a job; however, rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered.

Recent new rig construction and upgrades of existing drilling rigs, cancelation or termination of contracts, as well as established rigs coming off contract during 2015, have contributed to the current oversupply of drilling rigs intensifying price competition. Additional newbuild rigs entering the market are expected to further negatively impact rig utilization and intensify price competition as rigs are delivered.

Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2015, one of Diamond Offshore’s customers in Brazil, Petrobras, and Diamond Offshore’s five largest customers in the aggregate accounted for 24% and 65%, of its annual total consolidated revenues. The loss of a significant customer could have a material adverse impact on Diamond Offshore’s financial results especially in a declining market where the number of Diamond Offshore’s working drilling rigs is declining along with the number of its active customers. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, it could materially adversely affect utilization rates in the affected market and also displace demand for Diamond Offshore’s other drilling rigs and newbuilds as the resulting excess supply enters the market. While it is normal for Diamond Offshore’s customer base to change over time as work programs are completed, the loss of or a significant reduction in the number of rigs contracted with any major customer may have a material adverse effect on Diamond Offshore’s future business.

Diamond Offshore can provide no assurance that its drilling contracts will not be terminated early or that its current backlog of contract drilling revenue will be ultimately realized.

Currently, Diamond Offshore’s customers may terminate their drilling contracts under certain circumstances, such as if the drilling rig is destroyed or lost, if Diamond Offshore suspends drilling operations for a specified period of time as a result of a breakdown of major equipment, excessive downtime for repairs, failure to meet minimum performance criteria (including customer acceptance testing) or, in some cases, due to other events beyond the control of either party. Diamond Offshore’s drilling contract for the Ocean BlackLion, for example, requires it to successfully complete certain testing procedures for the rig’s equipment, including the blowout preventers and well control systems. Diamond Offshore is currently undergoing the required testing. If these tests are not successfully completed, Diamond Offshore’s customer has the right to terminate the drilling contract or may request a renegotiation of the terms of the contract.

In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods often by tendering contractually specified termination amounts, which may not fully compensate Diamond Offshore for the loss of the contract. During depressed market conditions, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where it believes it is in compliance with the contracts. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond Diamond Offshore’s control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers may seek to renegotiate the terms of Diamond Offshore’s existing drilling contracts, terminate their contracts without justification or repudiate or otherwise fail to perform their obligations under the contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. Diamond Offshore’s contract backlog may be adversely impacted as a result of such contract renegotiations.

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

Diamond Offshore has a number of customer contracts that will expire in 2016 and 2017. Diamond Offshore’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers. Given the highly competitive and historically cyclical nature of the industry, Diamond Offshore may not be able to renew or replace the contracts or it may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below, and potentially substantially below, existing dayrates, or that have terms that are less favorable than existing contracts or it may be unable to secure contracts for these rigs.

Diamond Offshore’s contract drilling expense includes fixed costs that will not decline in proportion to decreases in rig utilization and dayrates.

Diamond Offshore’s contract drilling expense includes all direct and indirect costs associated with the operation, maintenance and support of its drilling equipment, which is often not affected by changes in dayrates and utilization. During periods of reduced revenue and/or activity, certain of Diamond Offshore’s fixed costs will not decline and often it may incur additional operating costs, such as fuel and catering costs, for which it is generally reimbursed by the customer when a rig is under contract. During times of reduced utilization, reductions in costs may not be immediate as Diamond Offshore may incur additional costs associated with cold stacking of a rig (particularly if Diamond Offshore cold stacks a newer rig, such as a drillship, for which cold stacking costs are typically substantially higher than for a jack-up rig or an older floater rig), or it may not be able to fully reduce the cost of its support operations in a particular geographic region due to the need to support the remaining drilling rigs in that region. A decline in revenue due to lower dayrates and/or utilization may not be offset by a corresponding decrease in contract drilling expense and could have a material adverse effect on Diamond Offshore’s business.

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

From time to time, Diamond Offshore adds new capacity through conversions or upgrades to its existing rigs or through new construction, such as the harsh environment, ultra-deepwater semisubmersible rig, Ocean GreatWhite, which is currently under construction. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

●	shortages of equipment, materials or skilled labor;

●	work stoppages;

●	unscheduled delays in the delivery of ordered materials and equipment;

●	unanticipated cost increases or change orders;

●	weather interferences or storm damage;

●	difficulties in obtaining necessary permits or in meeting permit conditions;

●	design and engineering problems;

●	disputes with shipyards or suppliers;

●	availability of suppliers to recertify equipment for enhanced regulations;

●	customer acceptance delays;

●	shipyard failures or unavailability; and

●	failure or delay of third party service providers, civil unrest and labor disputes.

Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract, resulting in a loss of contract drilling backlog and revenue to Diamond Offshore. If a drilling contract is terminated under these circumstances, Diamond Offshore may not be able to secure a replacement contract, or if it does secure a replacement contract, it may not contain equally favorable terms. In addition, impairment write-offs could result if a rig’s carrying value becomes excessive due to spending over budget on a newbuild construction project or major rig upgrade.

Diamond Offshore’s business involves numerous operating hazards which could expose it to significant losses and significant damage claims. Diamond Offshore is not fully insured against all of these risks and its contractual indemnity provisions may not fully protect Diamond Offshore.

Diamond Offshore’s operations are subject to the significant hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, unstable or faulty sea floor conditions, fires and natural disasters such as hurricanes. The occurrence of any of these types of events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations, and oil spillage, oil leaks, well blowouts and extensive uncontrolled fires, any of which could cause significant environmental damage. In addition, offshore drilling operations are subject to marine hazards, including capsizing, grounding, collision and loss or damage from severe weather. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of suppliers or subcontractors to perform or supply goods or services or personnel shortages. Any of the foregoing events could result in significant damage or loss to Diamond Offshore’s properties and assets or the properties and assets of others, injury or death to rig personnel or others, significant loss of revenues and significant damage claims against Diamond Offshore, which could have a material adverse effect on its business.

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

Diamond Offshore maintains liability insurance, which includes coverage for environmental damage; however, because of contractual provisions and policy limits, Diamond Offshore’s insurance coverage may not adequately cover its losses and claim costs. In addition, certain risks such as pollution, reservoir damage and environmental risks are generally not fully insurable. Also, Diamond Offshore does not typically purchase loss-of-hire insurance to cover lost revenues when a rig is unable to work. Accordingly, it is possible that Diamond Offshore’s losses from the hazards it faces could have a material adverse effect on its business.

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

Diamond Offshore’s operations outside the United States accounted for approximately 79%, 85% and 89% of its total consolidated revenues for 2015, 2014 and 2013 and include operations in South America, Australia and Southeast Asia, Europe, East and West Africa, the Mediterranean and Mexico. Because Diamond Offshore operates in various regions throughout the world, it is exposed to risks of war, political disruption, civil disturbance, acts of terrorism, political corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism) and changes in global trade policies. Diamond Offshore may not have insurance coverage for these risks, or it may not be able to obtain adequate insurance coverage for such events at reasonable rates. Diamond Offshore’s operations may become restricted, disrupted or prohibited in any country in which any of the foregoing risks occur. In particular, the occurrence of any of these risks or any of the following events could materially and adversely impact Diamond Offshore’s business:

●	political and economic instability;

●	piracy, terrorism or other assaults on property or personnel;

●	kidnapping of personnel;

●	seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of property or equipment;

●	renegotiation or nullification of existing contracts;

●	disputes and legal proceedings in international jurisdictions;

●	changing social, political and economic conditions;

●	enactment of additional or stricter U.S. government or international sanctions;

●	imposition of wage and price controls, trade barriers or import-export quotas;

●	restrictive foreign and domestic monetary policies;

●	the inability to repatriate income or capital;

●	difficulties in collecting accounts receivable and longer collection periods;

●	fluctuations in currency exchange rates and restrictions on currency exchange;

●	regulatory or financial requirements to comply with foreign bureaucratic actions;

●	restriction or disruption of business activities;

●	limitation of access to markets for periods of time;

●	travel limitations or operational problems caused by public health threats;

●	difficulties in supplying, repairing or replacing equipment or transporting personnel in remote locations;

●	difficulties in obtaining visas or work permits for employees on a timely basis; and

●	changing taxation policies and confiscatory or discriminatory taxation.

Diamond Offshore is also subject to the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations governing its international operations in addition to worldwide anti-bribery laws. In addition, international contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to:

●	the equipping and operation of drilling rigs;

●	import-export quotas or other trade barriers;

●	repatriation of foreign earnings or capital;

●	oil and gas exploration and development;

●	local content requirements;

●	taxation of offshore earnings and earnings of expatriate personnel; and

●	use and compensation of local employees and suppliers by foreign contractors.

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

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (“DFAC”), a Cayman Islands subsidiary that it owns. It is Diamond Offshore’s intention to indefinitely reinvest future earnings of DFAC and its foreign subsidiaries to finance foreign activities. Diamond Offshore does not expect to provide for U.S. taxes on any future earnings generated by DFAC and its foreign subsidiaries, except to the extent that these earnings are immediately subjected to U.S. federal income tax. Should a future distribution be made from any unremitted earnings of this subsidiary, Diamond Offshore may be required to record additional U.S. income taxes, that, if material, could have a material adverse effect on Diamond Offshore’s business.

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

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Credit risk exists in relation to Boardwalk Pipeline’s growth projects, both because foundation shippers have made long term commitments to Boardwalk Pipeline for capacity on such projects and certain of the foundation shippers have agreed to provide credit support as construction progresses. If a foundation shipper fails to meet the contractual credit requirements, an adjustment to the scope of the project could occur to accommodate a reduced volume commitment or Boardwalk Pipeline may be forced to find new customers to replace the defaulting customer, which could reduce the returns on the project. Boardwalk Pipeline’s exposure also relates to receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by it to them under certain NNS and PAL services.

Boardwalk Pipeline relies on a limited number of customers for a significant portion of revenues. For 2015, no one customer comprised more than 10% of its operating revenues, and the top ten customers comprised approximately 45% of revenues. If any of Boardwalk Pipeline’s significant customers have credit or financial problems which result in a delay or failure to pay for services provided by Boardwalk Pipeline or contracted for with them, to post the required credit support for construction associated with its growth projects or to repay the gas they owe Boardwalk Pipeline, it could have a material adverse effect on its business. In addition, Boardwalk Pipeline’s FERC gas tariffs only allow it to require limited credit support in the event that transportation customers are unable to pay for Boardwalk Pipeline’s services.

Natural gas producers comprise a significant portion of Boardwalk Pipeline’s revenues and support several of its growth projects. For example, in 2015, approximately 50% of Boardwalk Pipeline’s revenues were generated from contracts with natural gas producers. During 2015, the prices of oil and natural gas declined significantly from an increase in supplies mainly from shale production areas in the U.S. Should the prices of natural gas and oil remain at current levels for a sustained period of time, or decline further, Boardwalk Pipeline could be exposed to increased credit risk associated with its producer customer group, which would adversely impact Boardwalk Pipeline’s business.

Boardwalk Pipeline may not be able to replace expiring natural gas transportation contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to market conditions such as narrower basis differentials and sustained changes in the levels of natural gas and oil prices which adversely affect the value of its transportation services.

Transportation rates Boardwalk Pipeline is able to charge customers are heavily influenced by longer-term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities. As a result of changes in longer-term trends, a sustained narrowing of basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s pipeline systems (generally south to north and west to east) has occurred, reducing the transportation rates and adversely impacting other contract terms Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts scheduled for renewal.

Each year, a portion of Boardwalk Pipeline’s firm natural gas transportation contracts expire and need to be renewed or replaced. Over the past several years, Boardwalk Pipeline has renewed many expiring contracts at lower rates and for shorter terms than in the past, or not at all. Boardwalk Pipeline expects this trend to continue, mainly for contracts to transport gas from west to east across its system, and therefore, it may not be able to sell its available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts. The prevailing market conditions may also lead some of Boardwalk Pipeline’s customers, particularly customers that are experiencing financial difficulties, to seek to renegotiate existing contracts to terms that are less attractive to it. These sustained conditions have had, and Boardwalk Pipeline expects will continue to have, a materially adverse effect on revenues, earnings and distributable cash flows.

In 2008 and 2009, Boardwalk Pipeline placed into service a number of large new pipelines and expansions of its system, including its East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline, and Fayetteville and Greenville Laterals. These projects were supported by firm transportation agreements with anchor shippers, typically having a term of ten years and pricing and other terms negotiated based on then current market conditions, which included wider basis spreads and, correspondingly, higher transportation rates than those prevailing in the current market. As a result, in 2018 and 2019, Boardwalk Pipeline will have significantly more transportation contract expirations than other years. Boardwalk Pipeline cannot predict what market conditions will prevail at the time such contracts expire, but if the contracts are renewed, it expects that these contracts will renew at lower transportation rates than when the contracts were initially executed. For example, if these contracts were renewed at current transportation market rates, revenues earned from these transportation contracts would be materially lower. If Boardwalk Pipeline is unable to renew or replace these and other expiring contracts when they expire, or if the terms of any such renewal or replacement contracts are not as favorable as the expiring agreements, its revenues and cash flows could be materially adversely affected. These market factors and conditions could materially impact Boardwalk Pipeline’s business.

Changes in energy prices, including natural gas, oil and NGLs, impact supply of and demand for those commodities, which impact Boardwalk Pipeline’s business.

Boardwalk Pipeline’s business is not significantly impacted by the short-term change in commodity prices, however, its customers, a significant amount of which are producers, are directly impacted by changes in commodity prices, which can impact Boardwalk Pipeline’s ability to renew contracts at existing capacities or rates or impact the producer’s ability to make payment for the services it provides. The prices of natural gas, oil and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors. If the recent dramatic declines in the levels of natural gas, oil and NGLs prices mentioned above were to continue for a sustained period of time, the businesses of Boardwalk Pipeline’s producer customer group would be adversely affected which, in turn, would reduce the demand for Boardwalk Pipeline’s services and could result in defaults or the non-renewal of contracted capacity when existing contracts expire. Conversely, future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and reduce demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could reduce the utilization of capacity on Boardwalk Pipeline’s systems, reduce the demand for its services and could result in the non-renewal of contracted capacity as contracts expire and adversely impact its revenues, earnings and distributable cash flow.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls, substantial changes to existing integrity management programs, or more stringent enforcement of applicable legal requirements could subject Boardwalk Pipeline to increased capital and operating costs and operational delays.

Boardwalk Pipeline’s pipelines are subject to regulation by PHMSA of the DOT under the NGPSA with respect to natural gas and the HLPSA with respect to NGLs. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGLs pipeline facilities. These laws have resulted in the adoption of rules by PHMSA, that, among other things, require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in high consequence areas (HCAs), such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate natural gas and hazardous liquid pipelines, which regulations may impose more stringent requirements than found under federal law. Compliance with these rules has resulted in an overall increase in maintenance costs. New laws or regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipeline’s operations, which could cause it to incur increased capital and operating costs and operational delays.

The NGPSA and HLPSA were most recently updated by the 2011 Act, which was signed into law in early 2012. Under the 2011 Act, maximum civil penalties for certain violations have been increased to $200,000 per violation per day, with a total cap of $2.0 million. The 2011 Act reauthorized the federal pipeline safety programs of PHMSA through 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in more stringent safety controls or inspections or additional natural gas and hazardous liquids pipeline safety rulemaking. Among other things, the 2011 Act directed the Secretary of Transportation to promulgate rules relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, pipeline material strength testing and verification of maximum allowable pressures of certain pipelines. Although a number of the mandates imposed under the 2011 Act have yet to be acted upon by PHMSA, the provisions of the 2011 Act continue to have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. New pipeline safety legislation that will reauthorize the federal pipeline safety programs of PHMSA through 2019 will be under consideration. Passage of new legislation reauthorizing the PHMSA pipeline safety programs is expected to require, among other things, pursuit of those legal mandates included in the 2011 Act but not acted upon by PHMSA.

Further, Boardwalk Pipeline has entered into firm transportation contracts with shippers that utilize the design capacity of certain of pipeline assets, assuming that Boardwalk Pipeline operates those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline’s SMYS. Boardwalk Pipeline has authority from PHMSA to operate those pipeline assets at such higher pressures; however, PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, Boardwalk Pipeline may not be able to transport all of its contracted quantities of natural gas on its pipeline assets and could incur significant additional costs to re-obtain such authority or to develop alternate ways to meet its contractual obligations.

Boardwalk Pipeline may not continue making distributions to unitholders at the current distribution rate, or at all.

The amount of cash Boardwalk Pipeline has available to distribute to its unitholders principally depends upon the amount of cash it generates from its operations and financing activities and the amount of cash it requires, or determines to use, for other purposes, all of which fluctuate from quarter to quarter based on a number of factors, many of which are beyond the control of Boardwalk Pipeline. Some of the factors that influence the amount of cash Boardwalk Pipeline has available for distribution in any quarter include:

•

fluctuations in cash generated by its operations, including, as a result of the seasonality of its business, customer payment issues and the timing of payments, general business conditions and market conditions, which impact, for example, contract renewals, pricing, basis spreads, time period price spreads, market rates and supply and demand for natural gas and Boardwalk Pipeline’s services;

•	the level of capital expenditures Boardwalk Pipeline makes or anticipate making, including for expansion, growth projects and acquisitions;

•	the amount of cash necessary to meet current or anticipated debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	the ability to borrow funds and/or access capital markets on acceptable terms to fund operations or capital expenditures, including acquisitions, and restrictions contained in its debt agreements;

•	the cost and form of payment for pending or anticipated acquisitions and growth or expansion projects and the timing and commercial success of any such initiatives; and

•	unanticipated costs to operate Boardwalk Pipeline’s business, such as for maintenance and regulatory compliance.

There is no guarantee that unitholders will receive quarterly distributions from Boardwalk Pipeline. Boardwalk Pipeline’s distributions are determined each quarter by the board of directors of its general partner based on the board’s consideration of Boardwalk Pipeline’s financial position, earnings, cash flow, current and future business needs and other relevant factors at that time. Boardwalk Pipeline may reduce or eliminate distributions at any time it determines that its cash reserves are insufficient or are otherwise required to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects, debt repayment or other business needs.

Boardwalk Pipeline may not be successful in executing its strategy to grow and diversify its business.

Boardwalk Pipeline relies primarily on the revenues generated from its long-haul natural gas transportation and storage services. As a result, negative developments in these services have significantly greater impact on Boardwalk Pipeline’s financial condition and results of operations than if it maintained more diverse assets. Boardwalk Pipeline is pursuing a strategy of growing and diversifying its business through acquisition and development of assets in complementary areas of the midstream energy sector, such as liquids transportation and storage assets, among others. Boardwalk Pipeline’s ability to grow, diversify and increase distributable cash flows will depend, in part, on its ability to close and execute on accretive acquisitions and projects. Boardwalk Pipeline may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable. Any such transactions involve potential risks that may include, among other things:

•	the diversion of management’s and employees’ attention from other business concerns;

•	inaccurate assumptions about volume, revenues and project costs, including potential synergies;

•	a decrease in Boardwalk Pipeline’s liquidity as a result of using available cash or borrowing capacity to finance the acquisition or project;

•	a significant increase in interest expense or financial leverage if it incurs additional debt to finance the acquisition or project;

•	inaccurate assumptions about the overall costs of equity or debt;

•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets or the developed assets;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	changes in regulatory requirements or delays of regulatory approvals.

Additionally, acquisitions contain the following risks:

•	an inability to integrate successfully the businesses Boardwalk Pipeline acquires;

•	the assumption of unknown liabilities for which it is not indemnified, for which its indemnity is inadequate or for which its insurance policies may exclude from coverage;

•	limitations on rights to indemnity from the seller; and

•	customer or key employee losses of an acquired business.

There is no certainty that Boardwalk Pipeline will be able to complete these acquisitions or projects on schedule, on budget or at all.

Boardwalk Pipeline may not be able to replace expiring gas storage contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to a sustained narrowing of price spreads between time periods and reduced volatility which adversely affect Boardwalk Pipeline’s storage services.

Boardwalk Pipeline owns and operates substantial natural gas storage facilities. The market for the storage and PAL services that it offers is impacted by the factors and market conditions discussed above for Boardwalk Pipeline’s transportation services, and is also impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Market conditions have caused a sustained narrowing of time period price spreads and a sustained decline in the price volatility of natural gas, which has adversely impacted the rates Boardwalk Pipeline can charge for its storage and PAL services and the value associated with these services, especially when compared to previous historical levels. These market factors and conditions have adversely impacted Boardwalk Pipeline’s business.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. FERC’s rate-making policies could limit its ability to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by FERC, including the types and terms of services Boardwalk Pipeline may offer to its customers, construction of new facilities, creation, modification or abandonment of services or facilities, recordkeeping and relationships with affiliated companies. FERC action in any of these areas could adversely affect Boardwalk Pipeline’s ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to FERC’s regulations. FERC can also deny Boardwalk Pipeline the right to remove certain facilities from service.

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

Changes in tax laws of jurisdictions in which we or our subsidiaries operate could adversely impact us.

Changes in federal, state or foreign tax laws applicable to us or our subsidiaries could materially and adversely impact our and our subsidiaries’ tax liability, financial condition, results of operations and cash flows, including the amount of cash our subsidiaries have available to distribute to their shareholders, including us. In particular, potential changes to tax laws governing tax credits or relating to the taxation of interest from municipal bonds, foreign earnings and publicly traded partnerships could have such adverse effects.

Our subsidiaries are subject to extensive federal, state and local governmental regulations.

The businesses operated by our subsidiaries are impacted by current and potential federal, state and local governmental regulations which impose or might impose a variety of restrictions and compliance obligations on those companies. Governmental regulations can also change materially in ways that could adversely affect those companies. Risks faced by our subsidiaries related to governmental regulation include the following:

CNA. The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of CNA’s policyholders and third-party claimants rather than its investors. Each jurisdiction in which CNA does business has established supervisory agencies that regulate its business, generally at the state level. Any changes in federal regulation could also impose significant burdens on CNA. In addition, the Lloyd’s marketplace sets rules under which its members, including CNA’s Hardy syndicate, operate.

These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers.

Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. CNA may also be required by the jurisdictions in which it does business to provide coverage to persons who would not otherwise be considered eligible or restrict CNA from withdrawing from unprofitable lines of business or unprofitable market areas. Each jurisdiction dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each jurisdiction.

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

The U.S. Congress and the Environmental Protection Agency (“EPA”) as well as some states and regional groupings of states have in recent years considered legislation or regulations to reduce emissions of Greenhouse Gas (“GHG”). In the absence of federal GHG-limiting legislation, the EPA had adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA published a final reporting rule for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal.

Moreover, the EPA proposed in August 2015 rules that will establish emission standards for methane and volatile organic compounds released from new and modified oil and natural gas production and natural gas processing and transmissions facilities, as part of the current U.S. President administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. The EPA is expected to finalize those rules in 2016. Furthermore, the EPA has passed a rule, known as the Clean Power Plan, to limit GHGs from power plants, but on February 9, 2016, the U.S. Supreme Court stayed this rule while it is being challenged in the federal D.C. Circuit Court of Appeals. If this rule survives legal challenge, then depending on the methods used to implement this rule, it could reduce demand for the oil and natural gas that Boardwalk Pipeline’s customers produce. Although it is not possible at this time to predict how legislation or regulations that may be adopted to address GHG emissions would impact businesses of our energy subsidiaries, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on the businesses of our energy subsidiaries.

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

The foregoing risks relating to disruption of service, interruption of operations and data loss could expose us to monetary and reputational damages. In addition, potential exposure includes substantially increased compliance costs and requires computer system upgrades and security related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations, both in the U.S. and foreign jurisdictions. Any such legal or regulatory action could have a material adverse effect on our operations.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “L.” The following table sets forth the reported high and low sales prices in each calendar quarter:

	2015		2014
	High	Low	High	Low

First Quarter	$42.78	$38.01	$48.15	$42.63
Second Quarter	42.59	38.14	45.43	42.29
Third Quarter	39.21	35.21	44.59	41.57
Fourth Quarter	38.88	34.40	43.77	39.04

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our Peer Group (“Loews Peer Group”) for the five years ended December 31, 2015. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2010 and that all dividends were reinvested.

	2010	2011	2012	2013	2014	2015
Loews Common Stock	100.0	97.37	106.04	126.23	110.59	101.72
S&P 500 Index	100.0	102.11	118.45	156.82	178.29	180.75
Loews Peer Group (a)	100.0	101.59	115.19	145.12	152.84	144.70

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

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.0625 per share of Loews common stock were paid in each calendar quarter of 2015 and 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2015 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in the first column)

Equity compensation plans approved by security holders (a)	7,361,358	$40.30	5,357,709
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)	Reflects stock options and stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan.
(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

We have approximately 1,000 holders of record of our common stock.

Common Stock Repurchases

During the fourth quarter of 2015, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2015 - October 31, 2015	3,300,000	$36.34	N/A	N/A

November 1, 2015 - November 30, 2015	11,424,830	$37.29	N/A	N/A

December 1, 2015 - December 31, 2015	2,282,082	$37.57	N/A	N/A

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2015	2014	2013	2012	2011

(In millions, except per share data)

Results of Operations:

Revenues	$13,415	$14,325	$14,613	$14,072	$13,591
Income before income tax	$244	$1,810	$2,277	$2,022	$2,327
Income from continuing operations	$287	$1,353	$1,621	$1,509	$1,764
Discontinued operations, net		(391)	(552)	(399)	(70)

Net income	287	962	1,069	1,110	1,694
Amounts attributable to noncontrolling interests	(27)	(371)	(474)	(542)	(632)

Net income attributable to Loews Corporation	$260	$591	$595	$568	$1,062

Net income attributable to Loews Corporation:
Income from continuing operations	$260	$962	$1,149	$968	$1,121
Discontinued operations, net		(371)	(554)	(400)	(59)

Net income	$260	$591	$595	$568	$1,062

Diluted Net Income Per Share:

Income from continuing operations	$0.72	$2.52	$2.95	$2.44	$2.77
Discontinued operations, net		(0.97)	(1.42)	(1.01)	(0.15)

Net income	$0.72	$1.55	$1.53	$1.43	$2.62

Financial Position:

Investments	$49,400	$52,032	$52,945	$53,040	$48,943
Total assets	76,029	78,367	79,939	80,021	75,268
Debt	10,583	10,668	10,344	8,500	8,301
Shareholders’ equity	17,561	19,280	19,458	19,459	18,772
Cash dividends per share	0.25	0.25	0.25	0.25	0.25
Book value per share	51.67	51.70	50.25	49.67	47.33
Shares outstanding	339.90	372.93	387.21	391.81	396.59

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

Consolidated Financial Results

Consolidated net income for 2015 was $260 million, or $0.72 per share, compared to $591 million, or $1.55 per share, in 2014. Net income in 2014 included discontinued operations reflecting the sale of HighMount Exploration & Production, LLC (“HighMount”) and CNA’s former life insurance subsidiary.

Income from continuing operations for 2015 was $260 million, or $0.72 per share, compared to $962 million, or $2.52 per share, in 2014. The decline in income from continuing operations was primarily due to a reserve charge at CNA and asset impairment charges at Diamond Offshore. In addition, parent company investment income declined as a result of lower performance of equity securities in the trading portfolio and decreased results from limited partnership investments.

CNA’s earnings decreased primarily due to a reserve charge of $177 million (after tax and noncontrolling interests) resulting from the unlocking of actuarial assumptions related to future policy benefit reserves for the long term care business. Excluding this charge, CNA’s earnings declined year-over-year primarily due to lower limited partnership results and a $38 million charge (after tax and noncontrolling interests) related to a retroactive reinsurance agreement to cede its legacy asbestos and environmental pollution liabilities. This earnings decline was partially offset by improved underwriting results driven by higher favorable net prior year development.

Diamond Offshore’s results for 2015 include asset impairment charges totaling $341 million (after tax and noncontrolling interests) related to the carrying value of 17 drilling rigs, as well as lower rig utilization. In addition, earnings were impacted by a $20 million impairment charge to write off all goodwill associated with the Company’s investment in Diamond Offshore as well as increased depreciation and interest expense. In 2014, Diamond Offshore recognized an asset impairment charge of $55 million (after tax and noncontrolling interests).

Boardwalk Pipeline’s earnings increase primarily stemmed from the impact of a $55 million charge (after tax and noncontrolling interests) in 2014 related to the write off of all capitalized costs associated with the terminated Bluegrass project. Absent this charge, earnings were largely consistent with the prior year as additional revenues from the settlement of the Gulf South rate case and a franchise tax refund related to settlement of prior tax periods were offset by lower natural gas storage revenues and increased depreciation and interest costs.

Loews Hotels’ earnings increased slightly as compared to the prior year as higher income from Universal Orlando joint venture properties was partially offset by higher interest expense and increased tax expense due to an adjustment for prior years’ estimates and higher Florida state income taxes, reflecting increased profits at the Universal Orlando and Miami properties.

Book value per share decreased to $51.67 at December 31, 2015 from $51.70 at December 31, 2014. Book value per share excluding Accumulated other comprehensive income (“AOCI”) increased to $52.72 at December 31, 2015 from $50.95 at December 31, 2014.

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

We consider the accounting policies discussed below to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations and/or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care and are estimated using actuarial estimates about morbidity and persistency as well as assumptions about expected investment returns and future premium rate increases. The reserve for unearned premiums on property and casualty contracts represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves – Estimates and Uncertainties section below.

Reinsurance and Other Receivables

An exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities CNA has ceded under reinsurance agreements. An allowance for doubtful accounts on reinsurance receivables is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, CNA’s past experience and current economic conditions. Further information on CNA’s reinsurance receivables is included in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

Additionally, an exposure exists with respect to the collectibility of amounts due from customers on other receivables. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances currently due as well as in the future, management’s experience and current economic conditions.

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

Long Term Care Policies

Future policy benefit reserves for CNA’s long term care policies are based on certain assumptions including morbidity, persistency, discount rates and future premium rate increases. The adequacy of the reserves is contingent on actual experience related to these key assumptions. If actual experience differs from these assumptions, the reserves may not be adequate, requiring CNA to add to reserves.

A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving discount rate assumption could result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may also require an increase to CNA’s reserves. In addition, CNA may not receive regulatory approval for the premium rate increases it requests.

These changes to CNA’s reserves could materially adversely impact our results of operations and equity. The reserving process is discussed in further detail in the Reserves – Estimates and Uncertainties section below.

Pension and Postretirement Benefit Obligations

We make a significant number of assumptions in order to estimate the liabilities and costs related to our pension and postretirement benefit obligations under our benefit plans. The assumptions that have the most impact on pension costs are the discount rate and the expected long term rate of return on plan assets. These assumptions are evaluated relative to current market factors such as inflation, interest rates and broader capital market expectations. Changes in these assumptions can have a material impact on pension obligations and pension expense.

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

In determining the expected long term rate of return on plan assets assumption, we considered the historical performance of the investment portfolio as well as the long term market return expectations based on the investment mix of the portfolio and the expected investment horizon.

Further information on our pension and postretirement benefit obligations is in Note 14 of the Notes to Consolidated Financial Statements included under Item 8.

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

Income Taxes

Deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized, resulting in an increase to income tax expense in our results of operations. In addition, the ability to record deferred tax assets in the future could be limited resulting in a higher effective tax rate in that future period.

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

CNA Financial

Reserves – Estimates and Uncertainties

The level of reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect its results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

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

Emerging or potential claims and coverage issues include, but are not limited to, uncertainty in future medical costs in workers’ compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices, increased health care utilization and/or the future costs of health care facilities. In addition, the relationship between workers’ compensation and government and private health care providers could change, potentially shifting costs to workers’ compensation.

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

To mitigate the risks posed by CNA’s exposure to A&EP claims and claim adjustment expenses, CNA completed a transaction with National Indemnity Company (“NICO”), under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO effective January 1, 2010 (loss portfolio transfer or “LPT”).

The loss portfolio transfer is a retroactive reinsurance contract. The cumulative amounts ceded under the loss portfolio transfer exceed the consideration paid, therefore CNA has recognized a deferred retroactive reinsurance gain. This deferred gain is recognized in earnings in proportion to actual recoveries under the loss portfolio transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit of the contract.

See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8 for further discussion of the loss portfolio transfer, its impact on CNA’s results of operations and the deferred retroactive reinsurance gain.

Historically, CNA performed its actuarial review of A&EP claims in the fourth quarter. In 2014, CNA was unable to complete the fourth quarter review because it determined that additional information and analysis of inuring third-party reinsurance recoveries was required. The reserve review was completed in the second quarter of 2015 and CNA management adopted the second quarter of the year as the timing for all future annual A&EP claims actuarial reviews.

Establishing Property & Casualty Reserve Estimates

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

The detailed analyses use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. CNA’s actuaries determine a point estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve group being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine, surety and warranty. Property and casualty insurance operations contain both long-tail and short-tail exposures. Other non-core operations contain long-tail exposures.

Various methods are used to project ultimate loss for both long-tail and short-tail exposures including, but not limited to, the following:

●	paid development;

●	incurred development;

●	loss ratio;

●	Bornhuetter-Ferguson using paid loss;

●	Bornhuetter-Ferguson using incurred loss;

●	frequency times severity; and

●	stochastic modeling.

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

For many reserve groups, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail products such as workers’ compensation.

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

The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident or policy year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve groups where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims may require analysis of several factors including the rate at which policyholders report claims to CNA, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss may require analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

Stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular reserve group being modeled. For some reserve groups, CNA uses models which rely on historical development patterns at an aggregate level, while other reserve groups are modeled using individual claim variability assumptions supplied by the claims department. In either case, multiple simulations are run and the results are analyzed to produce a range of potential outcomes. The results will typically include a mean and percentiles of the possible reserve distribution which aid in the selection of a point estimate.

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

For other more complex reserve groups where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation.

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

CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, consideration of the factors cited above and its judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific reserve group being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.

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

The key assumptions fundamental to the reserving process are often different for various reserve groups and accident or policy years. Some of these assumptions are explicit assumptions that are required of a particular method, but most of the assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the paid development method. However, the assumed pattern is itself based on several implicit assumptions such as the impact of inflation on medical costs and the rate at which claim professionals close claims. As a result, the effect on reserve estimates of a particular change in assumptions typically cannot be specifically quantified, and changes in these assumptions cannot be tracked over time.

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

The three areas for which CNA believes a significant deviation to its net reserves is reasonably possible are (i) professional liability, management liability and surety products; (ii) workers’ compensation and (iii) general liability.

Professional liability and management liability products and surety products include professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the health care delivery system. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, CNA estimates that the net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $5.4 billion as of December 31, 2015.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $400 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $350 million. Net reserves for workers’ compensation were approximately $4.3 billion as of December 31, 2015.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.6 billion as of December 31, 2015.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods. In reviewing CNA’s reserve estimates, CNA makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to change its reserves in prior periods and could lead to the identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings positively or negatively. See the Ratings section of this MD&A for further information regarding CNA’s financial strength and corporate debt ratings.

The following table summarizes gross and net carried reserves for CNA’s property and casualty operations:

December 31	2015	2014
(In millions)

Gross Case Reserves	$7,608	$8,186
Gross IBNR Reserves	9,191	8,998
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,799	$17,184

Net Case Reserves	$6,992	$7,474
Net IBNR Reserves	8,371	8,295
Total Net Carried Claim and Claim Adjustment Expense Reserves	$15,363	$15,769

The following table summarizes the gross and net carried reserves for certain property and casualty business in run-off, including CNA Re and A&EP:

December 31	2015	2014

(In millions)

Gross Case Reserves	$1,521	$1,189
Gross IBNR Reserves	1,123	1,715

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,644	$2,904

Net Case Reserves	$130	$144
Net IBNR Reserves	153	171

Total Net Carried Claim and Claim Adjustment Expense Reserves	$283	$315

Life & Group Non-Core Policyholder Reserves

CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for the Life & Group Non-Core business. Claim and claim expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for CNA’s long term care policies, its actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. CNA’s recorded claim and claim adjustment expense reserves reflect its best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment reserves are also maintained for structured settlement obligations that are not funded by annuities related to certain property and casualty claimants. Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies and are the present value of expected future benefit payments and expenses less expected future premiums. The determination of these reserves is fundamental to its financial results and requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

While the structured settlement obligations arise under short duration contracts, long duration contract principles and actuarial methods are used to determine management’s best estimate of the required claim and claim adjustment reserve.

Under GAAP, reserves for long term care future policy benefits and the unfunded structured settlement annuity claim and claim adjustment expense reserves were first established based on CNA’s actuarial best estimate assumptions at the date the contract was issued plus a margin for adverse deviation. Actuarial assumptions include estimates of morbidity, persistency, discount rates and expenses over the life of the contracts. These assumptions are locked in throughout the life of the contract unless a premium deficiency develops. The impact of differences between the actuarial assumptions and actual experience is reflected in results of operations each period.

Long term care policies provide benefits for nursing home, assisted living and home health care subject to various daily and lifetime caps. Policyholders must continue to make periodic premium payments to keep the policy in force. Generally CNA has the ability to increase policy premiums, subject to state regulatory approval.

The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency and discount rate. Persistency can be affected by policy lapses and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility. There is limited historical company and industry data available to CNA for long term care morbidity and mortality, as only a portion of the policies written to date are in claims paying status. As a result of this variability, CNA’s long term care reserves may be subject to material increases if actual experience develops adversely to its expectations.

Annually, management assesses the adequacy of its GAAP long term care future policy benefit reserves as well as the claim and claim adjustment expense reserves for unfunded structured settlement obligations by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions, including anticipated future premium rate increases, as of the date of the assessment without provisions for adverse deviation. The GPV reserves are then compared to the recorded reserves. If the GPV reserves are greater than the existing net GAAP reserves (i.e. reserves net of any deferred acquisition costs asset), the existing net GAAP reserves are unlocked and are increased to the greater amount. Any such increase is reflected in CNA’s results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings.

Prior to December 31, 2015, the active life reserves for long term care were based on actuarial assumptions established at policy issuance. The December 31, 2014 GPV indicated the carried reserves included a margin of approximately $100 million. The December 31, 2015 GPV indicated a premium deficiency of $296 million. A summary of the changes in the GPV results is presented in the table below:

(In millions)

Long term care active life reserve - change in GPV

December 31, 2014 margin	$100

Changes in underlying morbidity assumptions	(398)
Changes in underlying persistency assumptions	(80)
Changes in underlying discount rate assumptions	47
Changes in underlying premium rate action assumptions	50
Changes in underlying expense and other assumptions	(15)

December 31, 2015 premium deficiency	$(296)

The premium deficiency was primarily driven by changes in morbidity assumptions in particular by higher claim incidence, reflective of trends observed in CNA’s emerging experience. There are a variety of factors that impact claim incidence rates, including, but not limited to, policyholder behavior, socioeconomic factors, changes in health trends and advances in medical care. The premium deficiency was also adversely affected by changes in persistency assumptions, primarily from lower projected active life mortality rates. Adverse changes from morbidity and persistency were somewhat offset by increases in planned rate increase actions and changes in discount rate assumptions. The increase in planned rate actions was primarily due to updated assumptions on the approval rate and timing of future premium rate increases in CNA’s group block. Changes in discount rate assumptions were primarily due to changes in future interest rate assumptions, contemplating both near-term market indications and long-term normative assumptions. Changes in expenses and other assumptions had a small adverse impact on the premium deficiency.

The indicated premium deficiency necessitated a charge to income that was effected by the write off of the entire long term care deferred acquisition cost asset of $289 million and an increase to active life reserves of $7 million. As a result, the long term care active life reserves carried as of December 31, 2015 represent management’s best estimate assumptions at that date with no margin for adverse deviation. Since there is no margin in the carried reserves, CNA may have to unlock its reserve assumptions in the future. Factors that could affect the need to unlock reserve assumptions include the significance and persistence of variances between actual experience and the expected results contemplated in the best estimate reserves as well as changes in CNA’s outlook of the future.

In addition to the premium deficiency, CNA’s annual experience study of claim reserves indicated a deficiency of $9 million. The deficiency was primarily related to updating claim frequency assumptions on incurred but not reported claims, offset by favorable severity on existing claims. The total impact of the premium deficiency and claim reserve deficiency was $177 million (after tax and noncontrolling interests).

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its assumptions. CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. The hypothetical revisions have been updated from the disclosures in prior periods to be reflective of CNA’s updated best estimate assumptions as of December 31, 2015 in support of its active life reserves. As a result, in some cases the scenarios described below are not directly comparable to prior periods. Persistency now reflects active life mortality and lapse whereas prior periods reflected total lives. Discount rates now reflect future interest rates only whereas prior periods reflected future interest rates and changes in CNA’s existing investment portfolio yield. The hypothetical scenarios for morbidity and premium rate actions are comparable to prior periods.

Estimated Reduction
December 31, 2015	to Pretax Income

(In millions)

Hypothetical revisions
Morbidity:
5% increase in morbidity	$611
10% increase in morbidity	1,223
Persistency:
5% decrease in active life mortality and lapse	211
10% decrease in active life mortality and lapse	436
Discount rates:
50 basis point decline in future interest rates	321
100 basis point decline in future interest rates	675
Premium rate actions:
25% decrease in anticipated future rate increases premium	165
50% decrease in anticipated future rate increases premium	329

Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized above.

The following table summarizes policyholder reserves for Life & Group Non-Core:

	Claim and claim	Future
December 31, 2015	adjustment expenses	policy benefits	Total
(In millions)

Long term care	$2,229	$8,335	$10,564
Structured settlement annuities	581		581
Other	21		21
Total	2,831	8,335	11,166
Shadow adjustments (a)	99	1,610	1,709
Ceded reserves	290	207	497
Total gross reserves	$3,220	$10,152	$13,372

December 31, 2014

Long term care	$2,064	$7,782	$9,846
Structured settlement annuities	606		606
Other	28	1	29
Total	2,698	7,783	10,481
Shadow adjustments (a)	145	1,522	1,667
Ceded reserves	340	185	525
Total gross reserves	$3,183	$9,490	$12,673

(a)

To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). The Shadow Adjustments presented above as of December 31, 2014 do not include $314 million related to Deferred acquisition costs.

Results of Operations

The following table summarizes the results of operations for CNA for the years ended December 31, 2015, 2014 and 2013 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Year Ended December 31	2015	2014	2013

(In millions)

Revenues:
Insurance premiums	$6,921	$7,212	$7,271
Net investment income	1,840	2,067	2,282
Investment gains (losses)	(71)	54	16
Other revenues	411	359	363

Total	9,101	9,692	9,932

Expenses:
Insurance claims and policyholders’ benefits	5,384	5,591	5,806
Amortization of deferred acquisition costs	1,540	1,317	1,362
Other operating expenses	1,469	1,386	1,315
Interest	155	183	166

Total	8,548	8,477	8,649

Income before income tax	553	1,215	1,283
Income tax expense	(71)	(322)	(363)

Income from continuing operations	482	893	920
Discontinued operations, net		(197)	22

Net income	482	696	942
Amounts attributable to noncontrolling interests	(49)	(71)	(95)

Net income attributable to Loews Corporation	$433	$625	$847

2015 Compared with 2014

Income from continuing operations decreased $411 million in 2015 as compared with 2014. Results in 2015 were negatively impacted by a $177 million charge (after tax and noncontrolling interests) related to recognition of a premium deficiency and a small deficiency in claim reserves in CNA’s long term care business as further discussed in the Reserves – Estimates and Uncertainties section of this MD&A. In addition, results in 2015 decreased $78 million ($46 million after tax and noncontrolling interests) as compared to 2014 as a result of the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP loss portfolio transfer, as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. In addition, results in 2015 included lower net investment income and investment losses driven by lower limited partnership results and higher other than temporary impairment (“OTTI”) losses, partially offset by improved underwriting results. Results in 2014 were impacted by a $31 million (after tax and noncontrolling interests) loss on a coinsurance transaction related to the sale of CNA’s former life insurance subsidiary.

2014 Compared with 2013

Income from continuing operations decreased $27 million in 2014 as compared with 2013 due to lower net investment income of $215 million, primarily driven by reduced limited partnership results, lower favorable net prior year development and a $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction. These decreases were partially offset by an increase of $38 million ($22 million after tax and noncontrolling interests) in investment gains, improved current accident year underwriting results and the prior year impact of a $111 million (after tax and noncontrolling interests) deferred gain under retroactive reinsurance accounting related to the loss portfolio transfer. Further information on net prior year development for 2014 and 2013 is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

CNA Property and Casualty Insurance Operations

CNA’s property and casualty insurance operations consist of professional, financial, specialty property and casualty products and services and commercial insurance and risk management products.

In evaluating the results of the property and casualty businesses, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes rate, retention and new business in evaluating operating trends. Rate represents the average change in price on policies that renew excluding exposure change. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. New business represents premiums from policies written with new customers and additional policies written with existing customers.

The following table summarizes the results of CNA’s property and casualty operations for the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31, 2015	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$2,781	$2,818	$822	$6,421
Net earned premiums	2,782	2,788	804	6,374
Net investment income	474	593	52	1,119
Net operating income	502	331	33	866
Net realized investment (losses) gains	(19)	(28)	1	(46)
Net income	483	303	34	820

Other performance metrics:
Loss and loss adjustment expense ratio	57.4%	65.1%	59.5%	61.0%
Expense ratio	31.1	36.1	38.1	34.2
Dividend ratio	0.2	0.3		0.2

Combined ratio	88.7%	101.5%	97.6%	95.4%

Rate	1%	2%	(1)%	1%
Retention	86%	79%	76%	81%
New Business (a)	$279	$552	$111	$942

Year Ended December 31, 2014

Net written premiums	$2,839	$2,817	$880	$6,536
Net earned premiums	2,838	2,906	913	6,657
Net investment income	560	723	61	1,344
Net operating income	569	276	63	908
Net realized investment gains (losses)	9	9	(1)	17
Net income	578	285	62	925

Other performance metrics:
Loss and loss adjustment expense ratio	57.3%	75.3%	53.5%	64.6%
Expense ratio	30.1	33.7	38.9	32.9
Dividend ratio	0.2	0.3		0.2

Combined ratio	87.6%	109.3%	92.4%	97.7%

Rate	3%	5%	(1)%	3%
Retention	87%	73%	74%	78%
New Business (a)	$309	$491	$115	$915

Year Ended December 31, 2013	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$2,880	$2,960	$959	$6,799
Net earned premiums	2,795	3,004	916	6,715
Net investment income	629	899	60	1,588
Net operating income	600	403	62	1,065
Net realized investment gains (losses)	(2)	(9)	3	(8)
Net income	598	394	65	1,057

Other performance metrics:
Loss and loss adjustment expense ratio	57.0%	75.2%	53.4%	64.6%
Expense ratio	29.9	34.0	39.7	33.1
Dividend ratio	0.2	0.3		0.2

Combined ratio	87.1%	109.5%	93.1%	97.9%

Rate	6%	9%	1%	7%
Retention	85%	74%	79%	79%
New Business (a)	$342	$622	$117	$1,081

(a)	For International, this does not include Hardy new business.

2015 Compared with 2014

Net written premiums decreased $115 million in 2015 as compared with 2014. This decrease was driven by the unfavorable effect of foreign currency exchange rates, the 2014 termination of a specialty product managing general underwriter relationship in Canada and unfavorable premium development at Hardy, for International, lower new business in Specialty and the residual effect of previous underwriting actions undertaken in certain business classes, offset by positive rate, higher retention and new business in Commercial. Net earned premiums decreased $283 million in 2015 as compared with 2014, consistent with the trend in net written premiums.

Net operating income decreased $42 million in 2015 as compared with 2014. The decrease in net operating income was due to lower net investment income and less favorable underwriting results in International, partially offset by improved underwriting results in Commercial. Catastrophe losses were $85 million (after tax and noncontrolling interests) in 2015 as compared to catastrophe losses of $92 million (after tax and noncontrolling interests) in 2014.

Favorable net prior year development of $218 million and $50 million was recorded in 2015 and 2014. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 1.1 points in 2015 as compared with 2014. The loss ratio increased 0.1 point due to deterioration in the current accident year loss ratio, primarily offset by higher net favorable prior year development. The expense ratio increased 1.0 point in 2015 as compared with 2014, driven by increased underwriting expenses and the unfavorable effect of lower net earned premiums.

Commercial’s combined ratio improved 7.8 points in 2015 as compared with 2014. The loss ratio improved 10.2 points, due to favorable net prior year development for 2015 as compared to unfavorable net prior year development for 2014 and an improved current accident year loss ratio. The expense ratio increased 2.4 points in 2015 as compared with 2014, due to higher expenses including increased commissions, the favorable impact in 2014 of recoveries on insurance receivables written off in prior years and the unfavorable effect of lower net earned premiums.

International’s combined ratio increased 5.2 points in 2015 as compared with 2014. The loss ratio increased 6.0 points, primarily due to less favorable net prior year development and an increase in the current accident year loss ratio driven by large losses. The expense ratio improved 0.8 points as compared with 2014, due to lower expenses, partially offset by the unfavorable effect of lower net earned premiums.

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

Favorable net prior year development decreased by $105 million, from $155 million in 2013 to $50 million in 2014. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

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

Other Non-Core Operations

Other Non-Core primarily includes the results of CNA’s long term care business that is in run-off and also includes certain CNA corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and A&EP. Long term care policies were sold on both an individual and group basis. While considered non-core, new enrollees in existing groups were accepted through February 1, 2016.

The following table summarizes the results of CNA’s Other Non-Core operations for the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31, 2015	Life & Group Non-Core	Other	Other Non-Core
(In millions)

Net earned premiums	$548		$548
Net investment income	704	$17	721
Net operating loss	(282)	(117)	(399)
Net realized investment gains	7	5	12
Net loss from continuing operations	(275)	(112)	(387)

Year Ended December 31, 2014

Net earned premiums	$556		$556
Net investment income	700	$23	723
Net operating loss	(62)	(76)	(138)
Net realized investment gains	6	9	15
Net loss from continuing operations	(56)	(67)	(123)

Year Ended December 31, 2013

Net earned premiums	$559		$559
Net investment income	662	$32	694
Net operating loss	(66)	(182)	(248)
Net realized investment gains	15	3	18
Net loss from continuing operations	(51)	(179)	(230)

2015 Compared with 2014

Net loss from continuing operations increased $264 million in 2015 as compared with 2014, driven by a $296 million charge related to recognition of a premium deficiency and a $9 million deficiency in claim reserves in CNA’s long term care business. The impact of both of these items was $177 million (after-tax and noncontrolling interests), as further discussed in the Reserves – Estimates and Uncertainties section of this MD&A. As a result of recognizing the premium deficiency, the actuarial assumptions used to determine long term care Future policy benefit reserves were unlocked. The December 31, 2015 Future policy benefit reserves for long term care are based on CNA’s best estimate assumptions with no margin for adverse deviation. Since there is no margin in the carried reserves, CNA may have to unlock its reserve assumptions in the future. Factors that could affect the need to unlock reserve assumptions include the significance and persistence of variances between actual experience and the expected results contemplated in the best estimate reserves as well as changes in CNA’s outlook of the future. The periodic operating results for this business in 2016 will reflect any variance between actual experience and the expected results contemplated in CNA’s best estimate reserves.

Excluding the effects of these items, results in 2015 were also negatively affected by higher morbidity in CNA’s long term care business. Results in 2014 were negatively affected by a $31 million loss (after-tax and noncontrolling interests) on a coinsurance transaction related to the sale of CNA’s former life insurance subsidiary.

Results in 2015 were also negatively impacted by an increase in gross A&EP claim reserves. While all of this reserve development is reinsured under the loss portfolio transfer, only a portion of the reinsurance recovery is currently recognized because of the application of retroactive reinsurance accounting. As a result, the comparison with 2014 was negatively affected by $78 million ($46 million after tax and noncontrolling interests), as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. Additionally, results in 2015 benefited from lower interest expense due to the maturity of higher coupon debt in the fourth quarter of 2014.

2014 Compared with 2013

Results from continuing operations increased $107 million in 2014 as compared with 2013, primarily driven by the prior year impact of a $111 million (after tax and noncontrolling interests) deferred gain under retroactive reinsurance accounting related to the loss portfolio transfer. Results in 2014 included a $50 million (after tax and noncontrolling interests) benefit related to a postretirement plan curtailment, substantially offset by a $49 million (after tax and noncontrolling interests) lump sum pension plan settlement, as further discussed in Note 14 of the Notes to Consolidated Financial Statements included under Item 8.

Results in CNA’s long term care and life settlement business improved in 2014, but that improvement was substantially offset by the $31 million (after tax and noncontrolling interests) loss on the coinsurance transaction related to the sale of CNA’s former life insurance subsidiary and results for CNA’s remaining structured settlements. The improved results in long term care were driven by higher net investment income attributable to a higher invested asset base and portfolio allocation of tax-exempt bonds, rate increase actions and the slightly more favorable net morbidity and persistency.

Diamond Offshore

Diamond Offshore’s pretax income is primarily a function of contract drilling revenue earned less contract drilling expenses incurred or recognized. The two most significant variables affecting Diamond Offshore’s contract drilling revenues are dayrates earned and rig utilization rates achieved by its rigs, each of which is a function of rig supply and demand in the marketplace. These factors are not within Diamond Offshore’s control and are difficult to predict. Diamond Offshore generally recognizes revenue from dayrate drilling contracts as services are performed, consequently, when a rig is idle, no dayrate is earned and revenue will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, rig mobilizations, required surveys and shipyard projects. In connection with certain drilling contracts, Diamond Offshore may receive fees for the mobilization of equipment. In addition, some of Diamond Offshore’s drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements for which it may or may not be compensated.

Diamond Offshore’s pretax income is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates, and short term reductions in utilization do not necessarily result in lower operating expenses. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or “warm stacked” state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on pretax income. The cost of cold stacking a rig can vary depending on the type of rig. The costs of cold stacking a drillship, for example, is typically substantially higher than the cost of cold stacking a jack-up rig or an older floater rig.

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

In addition, pretax income may also be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require dry-docking or shipyard time, except for rigs, generally older than 15 years that are located in the United Kingdom (“U.K.”) sector of the North Sea.

During 2016, Diamond Offshore expects to spend approximately 535 days for the mobilization of rigs and contract acceptance testing, including days associated with mobilization and acceptance testing for the Ocean GreatWhite, which is under construction and expected to be delivered in mid-2016 and rig modifications and acceptance testing for the Ocean BlackRhino, which is scheduled to begin operating under a new contract in January of 2017. Diamond Offshore expects the Ocean Endeavor to be unavailable through mid-2016 as it demobilizes out of the Black Sea. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

In April 2015, the Bureau of Safety and Environmental Enforcement (an agency established by the U.S. Department of the Interior that governs the offshore drilling industry on the Outer Continental Shelf) announced proposed rules that, when enacted, will include more stringent design requirements for well control equipment used in offshore drilling operations. Based on Diamond Offshore’s assessment of the proposed rules, it believes that it may need to incur significant capital costs to comply with the additional design requirements to enable its cold-stacked mid-water semisubmersibles to return to work in U.S. waters.

Diamond Offshore is self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico (“GOM”). If a named windstorm in the GOM causes significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on its financial condition, results of operations and cash flows. Under its insurance policy, Diamond Offshore carries physical damage insurance for certain losses other than those caused by named windstorms in the GOM for which its deductible for physical damage is $25 million per occurrence. Diamond Offshore does not typically retain loss-of-hire insurance policies to cover its rigs.

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

Recent Developments

Market fundamentals in the oil and gas industry deteriorated further in the fourth quarter of 2015 and have continued to decline in 2016. In early January 2016, oil prices fell to a 12-year low below $30 per barrel, with some industry analysts predicting even lower commodity prices before any market recovery. Oil markets continue to be volatile due to a number of geopolitical and economic factors. These factors, combined with significant operating losses incurred during the fourth quarter of 2015 by some independent and national oil companies and exploration and production companies, have caused most of these companies to announce additional cuts to their already reduced 2016 capital spending plans, reflecting delays in planned drilling or exploration projects, and, in some cases, termination of projects altogether. Rig tenders are infrequent and have generally been limited to short-term or well-to-well work not commencing until 2017 or later. There have been very few rig tenders thus far in 2016.

The offshore floater market is currently faced with an oversupply of drilling rigs, which thus far has only been slightly abated by the cold stacking and retirement of rigs. The number of available rigs continues to grow as contracted rigs come off contract and newbuilds are delivered, increasing competition. Competition for the limited number of drilling jobs continues to be intense with some operators bidding multiple rigs on the same job, in some cases, bidding rigs of both higher and lower specifications. Operators are also continuing to attempt to sublet previously contracted rigs for which capital spending programs have been delayed or canceled. Industry analysts have predicted that the offshore contract drilling market may remain depressed with further declines in dayrates and utilization likely in 2016 and 2017.

As a result of the depressed market conditions and continued pessimistic outlook for the near term, certain of Diamond Offshore’s customers, as well as those of its competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. In addition to the potential for renegotiations, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract early after specified notice periods, sometimes resulting in no payment to Diamond Offshore or sometimes resulting in a contractually specified termination amount, which may not fully compensate it for the loss of the contract. During depressed market conditions, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where it believes it is in compliance with the contracts. Particularly during depressed market conditions, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is also adversely impacted.

Diamond Offshore’s results of operations and cash flows for the year ended December 31, 2015 have been materially impacted by depressed market conditions in the offshore drilling industry. Diamond Offshore currently expects that these adverse market conditions will continue for the foreseeable future. The continuation of these conditions for an extended period could result in more of its rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect Diamond Offshore’s business. When Diamond Offshore cold stacks or elects to scrap a rig, they evaluate the rig for impairment. During 2015, Diamond Offshore recognized an aggregate impairment loss of $861 million, including an impairment loss of $499 million recognized in the fourth quarter of 2015.

As of February 16, 2016, 17 of Diamond Offshore’s rigs were not subject to a drilling contract with a customer, including 14 rigs that have been cold stacked. Of the cold stacked rigs, four jack-up rigs are currently being marketed for sale. A previously cold stacked jack-up rig was sold in February of 2016.

Globally, the ultra-deepwater and deepwater floater markets continue to be depressed. Diminished or nonexistent demand, combined with an oversupply of rigs has caused floater dayrates to decline significantly. Offshore drilling contractors have been approached by customers with binding contracts, who have sought to and have successfully renegotiated such contracts at lower rates to obtain some financial relief in the current market, and, in some cases, have terminated contracts with and without compensation to the associated drilling contractor. Industry analysts expect offshore drillers to continue to scrap older, lower specification rigs; however, newer and higher specification rigs have not been immune to the recycling trend. In addition, industry analysts predict that the number of uncontracted floaters may more than double by the end of 2016.

Newbuild rig deliveries and established rigs coming off contract continue to fuel an oversupply of floaters in both the ultra-deepwater and deepwater markets. In an effort to manage the oversupply of rigs and potentially avoid the cost of cold stacking newly-built rigs, which, in the case of dynamically-positioned rigs, can be significant, several drilling contractors have exercised options to delay the delivery of rigs by the shipyard or have exercised their right to cancel orders due to the late delivery of rigs. As of the date of this report, based on industry data, there are approximately 54 competitive, or non-owner-operated, newbuild floaters on order, 32 of which are not yet contracted for future work. In addition, based on industry reports, there are currently 20 newbuild floaters scheduled for delivery in 2016, of which only four rigs have been contracted for future work; however, industry analysts predict that delivery dates may shift as newbuild owners negotiate with their respective shipyards.

While conditions in the mid-water market vary slightly by region, mid-water rigs have been adversely impacted by (i) lower demand, (ii) declining dayrates, (iii) increased regulatory requirements, including more stringent design requirements for well control equipment, which could significantly increase the capital needed to comply with design requirements that would permit such rigs to work in U.S. waters, (iv) the challenges experienced by lower specification units in this segment as a result of more complex customer specifications, and (v) the intensified competition resulting from the migration of some deepwater and ultra-deepwater units to compete against mid-water units. To date, the mid-water market has seen the highest number of cold-stacked and scrapped rigs. Since 2012, Diamond Offshore has sold 12 of its mid-water rigs for scrap. As market conditions remain challenging, Diamond Offshore expects higher specification rigs to take the place of lower specification units, where possible, leading to additional lower specification rigs being cold stacked or ultimately scrapped.

Impact of changes in tax laws or their interpretation

Diamond Offshore operates through various subsidiaries in a number of countries throughout the world. As a result, it is subject to highly complex tax laws, treaties and regulations in the jurisdictions in which it operates, which may change and are subject to interpretation. Changes in laws, treaties and regulations and the interpretation of such laws, treaties and regulations may put Diamond Offshore at risk for future tax assessments and liabilities which could be substantial and could have a material adverse effect on its financial condition and our results of operations and cash flows. Further information is provided in Notes 10 and 18 of the Notes to Consolidated Financial Statements included under Item 8.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of February 16, 2016 (based on contract information known at that time), October 1, 2015 (the date reported in our Quarterly Report on Form 10-Q for quarter ended September 30, 2015) and February 9, 2015 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2014). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate its contracts.

	February 16, 2016	October 1, 2015	February 9, 2015

(In millions)

Floaters:
Ultra-Deepwater (a)	$4,415	$4,851	$5,390
Deepwater	375	439	748
Mid-Water	356	401	611

Total Floaters	5,146	5,691	6,749
Jack-ups	49	18	91

Total	$5,195	$5,709	$6,840

(a)	Ultra-deepwater floaters includes $641 million attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of February 16, 2016:

Year Ended December 31	Total	2016	2017	2018	2019 - 2020

(In millions)

Floaters:
Ultra-Deepwater (a)	$4,415	$1,106	$1,201	$1,142	$966
Deepwater	375	238	137
Mid-Water	356	222	134

Total Floaters	5,146	1,566	1,472	1,142	966
Jack-ups	49	42	7

Total	$5,195	$1,608	$1,479	$1,142	$966

(a)

Ultra-deepwater floaters includes (i) $90 million for the year 2016, (ii) $214 million in the aggregate for each of the years 2017 to 2018 and (iii) $123 million for the year 2019 attributable to future work for the Ocean GreatWhite, which is under construction.

The following table reflects the percentage of rig days committed by year as of February 16, 2016. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the Ocean GreatWhite, which is under construction.

Year Ended December 31	2016	2017	2018	2019–2020

Rig Days Committed (a)
Floaters:
Ultra-Deepwater	67%	58%	57%	25%
Deepwater	30%	17%
Mid-Water	28%	12%
Total Floaters	45%	34%	25%	11%
Jack-ups	19%	3%

(a)	Includes approximately 535 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for 2016.

Dayrate and Utilization Statistics

Year Ended December 31	2015	2014	2013

Revenue earning days (a)
Floaters:
Ultra-Deepwater	2,690	2,151	2,392
Deepwater	1,339	1,206	1,530
Mid-Water	1,433	3,969	4,186
Jack-ups	909	1,845	1,949

Utilization (b)
Floaters:
Ultra-Deepwater	64%	65%	82%
Deepwater (c)	52%	55%	84%
Mid-Water	36%	61%	64%
Jack-ups	42%	78%	76%

Average daily revenue (d)
Floaters:
Ultra-Deepwater	$497,700	$459,100	$357,300
Deepwater	409,800	409,800	403,300
Mid-Water	270,500	271,300	286,200
Jack-ups	93,400	96,700	89,300

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)

Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold stacked rigs, but excluding rigs under construction). As of December 31, 2015, Diamond Offshore’s cold stacked rigs included one ultra-deepwater semisubmersible, two deepwater submersibles, and four mid-water semisubmersible rigs. In addition, Diamond Offshore had five cold stacked jack-up rigs which are being marketed for sale. As of December 31, 2014, six of Diamond Offshore’s mid-water semisubmersible rigs were cold stacked, all of which were sold for scrap in 2015.

(c)	Utilization for Diamond Offshore’s deepwater floaters in 2015 included 365 total calendar days for the Ocean Apex, which was placed in service in December 2014.
(d)	Average daily revenue is defined as total contract drilling revenue for all of the specified rigs in Diamond Offshore’s fleet per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2015, 2014 and 2013 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2015	2014	2013

(In millions)

Revenues:
Contract drilling revenues	$2,360	$2,737	$2,844
Net investment income	3	1	1
Other revenues	65	87	81

Total	2,428	2,825	2,926

Expenses:
Contract drilling expenses	1,228	1,524	1,573
Other operating expenses
Impairment of assets	881	109
Other expenses	627	616	554
Interest	94	62	25

Total	2,830	2,311	2,152

Income (loss) before income tax	(402)	514	774
Income tax (expense) benefit	117	(142)	(245)
Amounts attributable to noncontrolling interests	129	(189)	(272)

Net income (loss) attributable to Loews Corporation	$(156)	$183	$257

2015 Compared with 2014

Contract drilling revenue decreased $377 million in 2015 as compared with 2014, and contract drilling expense decreased $296 million during the same period. Contract drilling revenue decreased primarily due to a decrease in revenue earned by both mid-water and jack-up fleets, partially offset by an increase in revenue earned by both ultra-deepwater and deepwater floaters. The decrease in contract drilling revenue also reflects a decrease in revenue earning days primarily due to cold stacking, rig sales and incremental downtime between contracts for several rigs, partially offset by incremental revenue earning days for newly constructed and upgraded or enhanced rigs.

Revenue generated by ultra-deepwater floaters increased $352 million in 2015 as compared with 2014 primarily as a result of an increase in utilization of $248 million and higher average daily revenue earned of $104 million. Total revenue earning days increased primarily due to incremental revenue days for Diamond Offshore’s newbuild drillships, the Ocean Endeavor, offshore Romania, and the Ocean Monarch, offshore Australia, partially offset by fewer revenue earning days for Diamond Offshore’s other ultra-deepwater floaters, including the early termination of drilling contracts for the Ocean Baroness and Ocean Clipper. Average daily revenue increased in 2015 primarily due to revenue associated with the operation of three additional drillships and the Ocean Endeavor, including higher amortized mobilization and contract preparation revenue and a favorable dayrate adjustment for the Ocean Courage.

Revenue generated by deepwater floaters increased $54 million in 2015 as compared with 2014 primarily due to an increase in utilization of $55 million. The increase in revenue earning days resulted from incremental operating days for four rigs after prolonged periods of nonproductive time for planned upgrades and surveys, as well as warm stacking between contracts, partially offset by fewer revenue earning days due to the cold stacking of the Ocean Star and additional non-revenue earning days for rig mobilization and repairs.

Revenue generated by mid-water floaters decreased $689 million in 2015 as compared with 2014 primarily due to a decrease in utilization of $688 million. The decrease in revenue earning days resulted from the cold stacking or retirement of 12 mid-water rigs and the idling of the Ocean Guardian and Ocean Quest between contracts, partially offset by incremental revenue earning days for the Ocean Patriot, operating in the North Sea, and the Ocean Ambassador, which is expected to complete its contract offshore Mexico in the first quarter of 2016.

Revenue generated by jack-up rigs decreased $94 million in 2015 as compared with 2014, primarily due to reduced utilization for five rigs that were under contract in 2014, but were cold stacked and marketed for sale at the end of 2015. In addition, revenue for 2015 was negatively impacted by a negotiated dayrate reduction for the remaining actively marketed jack-up rig, the Ocean Scepter.

A net loss of $156 million in 2015 and net income of $183 million in 2014 resulted in a change of $339 million due to the impact of a $341 million asset impairment charge (after tax and noncontrolling interests) in 2015 related to the carrying value of 17 drilling rigs, as compared to the prior year when Diamond Offshore recorded a $55 million asset impairment charge (after tax and noncontrolling interests) related to the carrying values of six drilling rigs. Results in 2015 also include the recognition of a $20 million impairment charge to write off all goodwill associated with the Company’s investment in Diamond Offshore as well as higher depreciation and interest expense.

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

Boardwalk Pipeline

Boardwalk Pipeline derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”) and gathering and processing of natural gas for third parties. Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline offers firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Boardwalk Pipeline also transports and stores NGLs. Boardwalk Pipeline’s NGL contracts for most of its services are fee based or based on minimum volume requirements, while others are dependent on actual volumes transported. Boardwalk Pipeline’s NGL storage rates are market-based and contracts are typically fixed price arrangements with escalation clauses. Boardwalk Pipeline is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on its systems. Due to the capital intensive nature of its business, Boardwalk Pipeline’s operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations and not included in a fuel tracker.

Market Conditions and Contract Renewals

Transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. Changes in certain longer term trends such as the development of gas production from the Marcellus and Utica production areas located in the northeastern U.S. and changes to related pipeline infrastructure have resulted in a sustained narrowing of basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s natural gas pipeline systems (generally south to north and west to east), reducing the transportation rates and adversely impacting other contract terms that Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services. These conditions have had, and Boardwalk Pipeline expects will continue to have, a material adverse effect on Boardwalk Pipeline’s revenues, earnings and distributable cash flows. Further, during 2015, the prices of oil and natural gas declined significantly from an increase in supplies mainly from shale production areas in the U.S. which has adversely impacted the businesses of certain of Boardwalk Pipeline’s producer customers. If the recent declines in prices were to continue for a sustained period of time, the businesses of other members of Boardwalk Pipeline’s producer customer group could be adversely affected which, in turn, would reduce the demand for Boardwalk Pipeline’s services and could result in the non-renewal of contracted capacity, or the renewal of capacity at lower rates when existing contracts expire.

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. Actual revenues recognized from capacity reservation and minimum bill charges in 2015 were $940 million. Approximate projected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements in place as of December 31, 2015, for each of the full years 2016 and 2017 are $1,010 million and $1,030 million. The amounts shown for 2015 and 2016 increased approximately $30 million and $110 million from what was previously reported in our 2014 10-K. Approximately half of the increase in each year is due to contract renewals during 2015 and new contracts that were entered into in 2015. The remainder is due to the settled Gulf South rate case, which resulted in a general increase in rates, and the extension to 2023 of certain NNS contracts. Included in these revenues are approximately $25 million for 2017 that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approval to commence construction. Additional revenues Boardwalk Pipeline has recognized and may receive under firm transportation agreements based on actual utilization of the contracted pipeline facilities or any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or events that occurred subsequent to December 31, 2015 are not included in these amounts.

Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. Over the past several years, Boardwalk Pipeline has renewed many expiring transportation contracts at lower rates and for shorter terms than in the past, or not renewed the contracts at all which has materially adversely impacted transportation revenues. Capacity not renewed and available for sale on a short term basis has been and continues to be sold under short term firm or interruptible contracts at rates reflective of basis spreads, which generally have been lower than historical rates, or in some cases not sold at all. Rates for short term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter term conditions such as current and forecasted weather.

Demand has increased to transport gas from north to south, instead of south to north as had been the traditional flow pattern. This demand is being driven primarily by increases in gas production from the Marcellus and Utica production areas and growing demand for natural gas in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This flow pattern has resulted in growth opportunities for Boardwalk Pipeline that require significant capital expenditures, among other things, to make parts of Boardwalk Pipeline’s system bi-directional, and in many instances, will utilize existing pipeline capacity that has been turned back to Boardwalk Pipeline by customers that have not renewed expiring contracts. These projects have lengthy planning and construction periods and as a result, will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to regulatory approval to commence construction. These projects are also subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline cannot predict at this time.

The value of Boardwalk Pipeline’s storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), price volatility of natural gas and other factors. Boardwalk Pipeline’s storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread, meaning that current price quotes for delivery of natural gas further in the future are higher than in the nearer term), while its lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that current price quotes for delivery of natural gas in the nearer term are higher than further in the future). The value of both storage and PAL services may also be favorably impacted by increased volatility in the price of natural gas, which allows Boardwalk Pipeline to optimize the value of its storage and PAL capacity.

Boardwalk Pipeline has seen the value of its storage and PAL services adversely impacted by some of the market factors discussed above, as well as there being fewer market participants from a decrease in the number of marketers taking storage positions, which has contributed to a narrowing of time period price spreads. Although in recent months, Boardwalk Pipeline has seen an increase in volatility that has allowed it to lock in favorable price spreads, generally, these factors have reduced the rates it can charge and the capacity it can sell under its storage and PAL services.

Pipeline System Maintenance

Boardwalk Pipeline incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its natural gas transportation services. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in ongoing maintenance costs, including maintenance capital and maintenance expense. PHMSA has proposed more stringent regulations, including expanded integrity management requirements, automatic or remote-controlled valve use, leak detection system installation, pipeline material strength testing and verification of maximum allowable pressures of certain pipelines, which if implemented, could require Boardwalk Pipeline to incur significant additional costs.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipeline undertakes will affect the amounts it records as property, plant and equipment on its balance sheet or recognize as expenses, which impacts Boardwalk Pipeline’s earnings. In 2016, Boardwalk Pipeline expects to incur approximately $330 million to maintain its pipeline systems, of which approximately $130 million is expected to be maintenance capital. In 2015, these costs were $352 million, of which $143 million was recorded as maintenance capital. The projected decrease of approximately $22 million is primarily driven by the completion, in 2015, of maintenance activities associated with certain brine facilities. The maintenance capital amounts discussed above reflect pipeline integrity upgrades associated with certain segments of Boardwalk Pipeline’s natural gas pipelines which will be completed over the ensuing three years.

Credit Risk

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline actively monitors its customers’ credit profiles, as well as, the portion of its revenues generated from investment-grade and non-investment-grade customers. Approximately $1.0 billion of operating revenues in 2015 were earned from Boardwalk Pipeline’s top 50 customers. While almost all of these customers are rated investment-grade by at least one of the major credit rating agencies, many oil and gas producers have recently had their ratings placed under review.

Credit risk also exists in relation to Boardwalk Pipeline’s growth projects, both because the foundation shippers have made long-term commitments to it for capacity on such projects and certain of the foundation shippers have agreed to provide credit support as construction progresses. A large majority of these foundation shippers are rated investment-grade by at least one of the major credit rating agencies. As discussed elsewhere in this filing, Boardwalk Pipeline had one customer fail to post the required credit support on the contractually required date.

Natural gas producers comprise a significant portion of Boardwalk Pipeline’s revenues. For example, in 2015, approximately 50% of its revenues were generated from contracts with natural gas producers. During 2015, the prices of oil and natural gas declined significantly due to an increase in supplies mainly from shale production areas in the U.S. Should the prices of natural gas and oil remain at current levels for a sustained period of time, or decline further, Boardwalk Pipeline could be exposed to increased credit risk associated with its producer customer group. Boardwalk Pipeline continues to monitor its credit risk carefully, especially as it relates to customers that may be affected by the current oil and natural gas markets.

Gulf South Rate Case

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the Federal Energy Regulatory Commission (“FERC”) pursuant to Section 4 of the Natural Gas Act of 1938 (Docket No. RP15-65), in which Gulf South requested, among other things, a reconfiguration of the transportation rate zones on the Gulf South system and, in general, an increase in its tariff rates. In 2015, an uncontested settlement was reached with Gulf South’s customers and approved by the FERC. The settlement will become effective March 1, 2016.

The settlement provides for, among other things, (a) a system-wide rate design across the majority of the pipeline system; (b) a fuel tracker for determining future fuel rates; (c) a moratorium which prevents Gulf South or its customers from modifying the settlement rates until May 1, 2023, with certain exceptions; and (d) an extension of all No Notice Service (“NNS”) contracts to the end of the moratorium period at maximum rates, subject to each customer’s right to reduce capacity under those agreements from current levels by up to 6% on April 1, 2016, and by up to another 6% of their remaining contract capacity by April 1, 2020. The NNS customers had to elect by December 1, 2015, whether they wanted to reduce their initial contracted capacity. Only two NNS customers elected to reduce their contracted capacity effective on April 1, 2016.

The settled rates were moved into effect on November 1, 2015. Refunds for the difference between the rates as filed and as settled are required to be paid to customers by May 1, 2016. For 2015, Boardwalk Pipeline recognized $20 million of additional operating revenues as a result of the rate case. Based on current, contracted capacity, and the elections made by Gulf South’s NNS customers, Boardwalk Pipeline expects to recognize approximately $30 million in net revenues as a result of the rate case in 2016.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2015, 2014 and 2013 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2015	2014	2013

(In millions)

Revenues:
Other revenue, primarily operating	$1,253	$1,235	$1,231
Net investment income	1	1	1

Total	1,254	1,236	1,232

Expenses:
Operating	851	931	776
Impairment of goodwill			52
Interest	176	165	163

Total	1,027	1,096	991

Income before income tax	227	140	241
Income tax expense	(46)	(11)	(56)
Amounts attributable to noncontrolling interests	(107)	(111)	(107)

Net income attributable to Loews Corporation	$74	$18	$78

2015 Compared with 2014

Total revenues increased $18 million in 2015 as compared with 2014. This increase is primarily due to higher transportation revenues of $39 million resulting from growth projects recently placed into service and includes $20 million of additional revenues from the Gulf South rate case. The recently acquired Evangeline pipeline contributed an additional $11 million and Boardwalk Pipeline received $8 million of proceeds related to a business interruption claim. These increases were partially offset by the comparably warm weather experienced in the early part of the 2015 period in Boardwalk Pipeline’s market areas, a decrease in fuel retained due to lower natural gas prices and the effects of market and contract renewal conditions discussed above. Storage and PAL revenues were lower by $20 million primarily as a result of the effects of unfavorable market conditions on time period price spreads.

Operating expenses decreased $80 million for 2015 as compared with 2014. This decrease is primarily due to a $94 million prior year charge to write off all capitalized costs associated with the terminated Bluegrass project, a $10 million franchise tax refund related to settlement of prior tax periods and a decrease in fuel and transportation expense due to lower natural gas prices. These decreases were partially offset by higher depreciation expense of $35 million from an increase in the asset base, including the Evangeline acquisition and a change in the estimated lives of certain older, low-pressure assets. Maintenance expense increased by $15 million primarily due to pipeline system maintenance activities as discussed above and the Evangeline acquisition. Interest expense increased $11 million primarily due to higher average debt balances as compared with 2014, lower capitalized interest related to capital projects and the expensing of previously deferred costs related to the refinancing of the revolving credit facility.

Net income for 2015 increased $56 million as compared with 2014, primarily reflecting the prior year Bluegrass charge of $55 million (after tax and noncontrolling interests) and higher revenues partially offset by higher depreciation and interest expense as discussed above.

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

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2015, 2014 and 2013 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2015	2014	2013

(In millions)

Revenues:
Operating revenue	$527	$398	$323
Revenues related to reimbursable expenses	77	77	57

Total	604	475	380

Expenses:
Operating	467	351	299
Reimbursable expenses	77	77	57
Depreciation	54	37	32
Equity income from joint ventures	(43)	(25)	(13)
Interest	21	14	9

Total	576	454	384

Income (loss) before income tax	28	21	(4)
Income tax (expense) benefit	(16)	(10)	1

Net income (loss) attributable to Loews Corporation	$12	$11	$(3)

2015 Compared with 2014

Operating revenues increased $129 million in 2015 as compared with 2014 primarily due to the acquisition of two hotels during 2015 and three hotels during 2014.

Operating and depreciation expenses increased $116 million and $17 million in 2015 as compared with 2014 primarily due to the acquisition of two hotels during 2015 and three hotels during 2014.

Equity income increased $18 million in 2015 as compared with 2014 primarily due to improved performance of the Universal Orlando joint ventures, partially offset by a $5 million impairment of a joint venture equity interest in a hotel property.

Interest expense increased $7 million in 2015 as compared with 2014 primarily due to higher debt levels, including refinancings and new property-level debt incurred to fund acquisitions.

Net income increased slightly as compared to the prior year as higher income from Universal Orlando joint venture properties was partially offset by the negative impact of transaction and transition costs for hotels acquired during the year and higher interest expense. In addition, the effective tax rate increased due to an adjustment for prior years’ estimate and a higher state tax accrual for an increase in the ratio of Florida based income.

2014 Compared with 2013

Operating revenues increased $75 million in 2014 as compared to 2013, primarily due to acquisitions in 2014 and the reopening in January of 2014 of the Loews Regency New York Hotel, which was closed for renovation in 2013. These increases were partially offset by the reduction in revenue recognized by Loews Hotels as a result of the sale of equity interests in two hotels in July of 2013. For periods following the sale of these equity interests, Loews Hotels’ share of earnings or losses for these hotels is included in Equity income from joint ventures.

Operating expenses increased $52 million in 2014 as compared to 2013 primarily due to the addition of three hotels and the reopening of the Loews Regency New York Hotel, partially offset by a reduction in expenses as a result of the sale of equity interests in two hotels.

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

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2015, 2014 and 2013 as presented in Note 21 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2015	2014	2013

(In millions)

Revenues:
Net investment income	$22	$94	$141
Other revenues	6	3	2

Total	28	97	143

Expenses:
Operating	116	103	98
Interest	74	74	62

Total	190	177	160

Loss before income tax	(162)	(80)	(17)
Income tax benefit	59	28	7

Net loss attributable to Loews Corporation	$(103)	$(52)	$(10)

2015 Compared with 2014

Net investment income decreased by $72 million in 2015 as compared with 2014 primarily due to lower performance of equities and derivative related securities in the trading portfolio and lower results from limited partnership investments.

Net results decreased by $51 million in 2015 as compared with 2014 primarily due to the change in revenues discussed above and increased corporate overhead expenses.

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

Discontinued Operations

Losses from discontinued operations (after tax and noncontrolling interests) were $371 million and $554 million for the years ended December 31, 2014 and 2013. Results for the year ended December 31, 2014 reflect an impairment charge of $138 million related to the sale of HighMount, a ceiling test impairment charge of $19 million and losses from HighMount operations of $37 million, including exit and disposal costs related to the sale. Results for the year ended December 31, 2013 include a goodwill impairment charge of $382 million and a ceiling test impairment charge of $186 million.

Results for the year ended December 31, 2014 also include income from CAC operations of $12 million and an impairment charge of $189 million recorded in connection with the sale of the CAC business. CAC operations had income of $20 million for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

CNA’s primary operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.

For 2015, net cash provided by operating activities was $1.4 billion for each of 2015 and 2014. In 2015, cash provided by operating activities reflected lower premiums collected and decreased receipts relating to returns on limited partnerships, offset by lower net claim payments. In 2014, cash provided by operating activities reflected increased receipts relating to returns on limited partnerships and lower net claim payments, substantially offset by increased tax payments. Net cash provided by operating activities was $1.2 billion in 2013. In 2013, CNA contributed $75 million to the CNA Retirement Plan.

Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

Net cash used by investing activities was $372 million for 2015, as compared with $918 million and $898 million for 2014 and 2013. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for shareholder dividends or repayment of debt and outlays to reacquire equity instruments. Net cash used by financing activities was $807 million, $519 million and $264 million for 2015, 2014 and 2013. Cash used by financing activities reflected an increased special shareholder dividend in 2015 as compared to 2014. Additionally, in 2014, CNA issued $550 million of senior notes.

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

Dividends

Dividends of $3.00 per share of CNA’s common stock, including a special dividend of $2.00 per share, were declared and paid in 2015. On February 5, 2016, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, payable March 9, 2016 to shareholders of record on February 22, 2016. The declaration and payment of future dividends is at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

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

	Insurance Financial Strength Ratings		Corporate Debt Ratings

	CCC	Western Surety
	Group	Group	CNA Senior Debt

A.M. Best	A	A	bbb
Moody’s	A3	Not rated	Baa2
S&P	A	A	BBB

A.M. Best, Moody’s and S&P each maintain a stable outlook on CNA.

Hardy through Syndicate 382, benefits from the collective financial strength of the Lloyd’s market, which is rated A+ by S&P with a stable outlook and A by A.M. Best with a positive outlook.

Diamond Offshore

Cash and investments totaled $130 million at December 31, 2015, compared to $250 million at December 31, 2014. In 2015, Diamond Offshore paid regular cash dividends totaling $69 million. On February 8, 2016, Diamond Offshore announced that its Board of Directors was discontinuing its quarterly regular cash dividend.

Cash provided by operating activities was $736 million in 2015, compared to $993 million in 2014, a decrease of $257 million, primarily due to a decrease in cash receipts from contract drilling services of $445 million, partially offset by a $144 million net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, maintenance, mobilization and other rig operating costs and lower income taxes paid, net of refunds of $44 million. The decline in cash receipts from and cash payments related to contract drilling services both reflect an aggregate decline in Diamond Offshore’s contract drilling operations as well as its efforts to control costs. The $73 million decrease in cash provided by operating activities in 2014 compared to 2013 was primarily due to higher cash payments related to contract drilling expenses of $77 million and higher interest payments of $51 million on senior notes.

Diamond Offshore is currently obligated under a construction agreement for the ultra-deepwater semisubmersible, the Ocean GreatWhite. Construction continues with delivery expected in mid-2016. The estimated total project cost, including shipyard costs, capital spares, commissioning, project management and shipyard supervision, but excluding capitalized interest, is $764 million, of which $242 million has been incurred as of December 31, 2015.

For 2016, Diamond Offshore has budgeted approximately $675 million for capital expenditures of which approximately $525 million is expected to be spent on completion of the construction of the Ocean GreatWhite. Diamond Offshore’s 2016 capital spending program also includes an estimated $150 million for ongoing capital maintenance and replacement programs.

Depending on market and other conditions, Diamond Offshore may purchase shares of its outstanding common stock in the open market or otherwise. Diamond Offshore did not purchase any shares of its outstanding common stock in 2015. During 2014, Diamond Offshore purchased 1.9 million shares of its outstanding common stock at an aggregate cost of $88 million.

Diamond Offshore’s credit agreement provides for a $1.5 billion senior unsecured revolving credit facility, to be used for general corporate purposes, and maturing in 2020. As of December 31, 2015, Diamond Offshore had no loans or letters of credit outstanding under the credit agreement and is in compliance with all covenant requirements.

As of December 31, 2015, Diamond Offshore had $287 million in commercial paper notes outstanding with a weighted average interest rate of 0.86% and a weighted average remaining term of 5.8 days that was repaid in January of 2016. As of February 16, 2016, Diamond Offshore had no commercial paper notes outstanding.

During February of 2016, Diamond Offshore borrowed $305 million in Eurodollar loans under the credit agreement, which bear interest at 1.6% and will mature on February 29, 2016. As of February 16, 2016, Diamond Offshore had an additional $1.2 billion available under the credit agreement.

As of December 31, 2015, Diamond Offshore had an aggregate $2.0 billion in long-term, unsecured senior notes outstanding, of which $500 million will mature in 2019 and the remainder will mature at various times beginning in 2023.

In January of 2016, Moody’s Investor Service, Inc. (“Moody’s”) announced that it would be reviewing Diamond Offshore’s long-term corporate credit and unsecured debt rating and short-term credit rating for commercial paper, which are currently Baa2 and Prime-2, for possible downgrade. Diamond Offshore’s current corporate credit rating is BBB+ and its short-term credit rating is A2 for Standard & Poor’s (“S&P”). Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. A downgrade in Diamond Offshore’s credit ratings could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue and could restrict Diamond Offshore’s access to its commercial paper program and capital markets and its ability to raise additional debt or rollover existing maturities. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (“DFAC”), and as a result of Diamond Offshore’s intention to indefinitely reinvest the earnings of DFAC and its foreign subsidiaries to finance Diamond Offshore’s foreign activities, Diamond Offshore does not expect such earnings to be available for distribution to its stockholders or to finance its domestic activities. To the extent available, Diamond Offshore expects to utilize the operating cash flows generated by and cash reserves of DFAC, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each entity’s respective working capital requirements and capital commitments. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current credit ratings, current market conditions and other factors beyond its control.

Boardwalk Pipeline

At December 31, 2015 and 2014, cash and investments amounted to $4 million and $8 million. Funds from operations for 2015 amounted to $576 million, compared to $514 million in 2014. In 2015 and 2014, Boardwalk Pipeline’s capital expenditures were $375 million and $404 million, consisting of a combination of growth and maintenance capital. In 2015 and 2014, Boardwalk Pipeline paid cash distributions of $102 million and $99 million to its partners. Boardwalk Pipeline expects total capital expenditures to be approximately $850 million in 2016, primarily related to growth projects discussed further in Item 1 and increased pipeline system maintenance expenditures. A summary of the estimated total costs of the growth projects and inception to date spending, as of December 31, 2015, are as follows:

	Estimated total cost	Cash invested through December 31, 2015

(In millions)

Ohio to Louisiana Access	$115	$ 55
Southern Indiana Lateral	75	7
Western Kentucky Market Lateral	80	5
Power Plant in South Texas	80	12
Northern Supply Access	310	34
Sulphur Storage and Pipeline Expansion	145	35
Coastal Bend Header	720	28
Brine Development Project	45	8

Total	$1,570	$ 184

In May 2015, Boardwalk Pipeline entered into an amended credit facility which increased the borrowing capacity of the revolving credit facility to $1.5 billion and extended the maturity date to May 26, 2020. As of February 16, 2016, Boardwalk Pipeline had outstanding borrowings of $470 million resulting in over $1.0 billion of available borrowing capacity and is in compliance with all covenant requirements under the credit facility.

Boardwalk Pipeline anticipates that for 2016 its existing capital resources, including the revolving credit facility, a subordinated loan agreement with a subsidiary of the Company and cash flows from operating activities will be adequate to fund its operations, including its planned capital expenditures. The subordinated loan agreement provides borrowings of up to $300 million with a draw period through December 31, 2016 and matures in July of 2024, subject to certain mandatory pre-payment requirements. Boardwalk Pipeline may seek to access the capital markets to fund some or all capital expenditures for future growth projects or acquisitions, or to repay or refinance all or a portion of its indebtedness, a significant amount of which matures in the next five years.

Most of Boardwalk Pipeline’s senior unsecured debt is rated by independent credit rating agencies. Boardwalk Pipeline’s credit ratings affect its ability to access the public and private debt markets, as well as the terms and the cost of borrowings. The ability to satisfy financing requirements or fund planned growth capital expenditures will depend upon Boardwalk Pipeline’s future operating performance and the ability to access the capital markets, which are affected by economic factors in its industry as well as other financial and business factors, some of which are beyond Boardwalk Pipeline’s control. The table below reflects the various group ratings issued by S&P, Moody’s and Fitch Ratings, Inc. (“Fitch”) for Boardwalk Pipeline’s senior unsecured notes and that of its operating subsidiaries having outstanding rated debt as of February 17, 2016.

	Rating		Outlook

	Boardwalk	Operating	Boardwalk	Operating
	Pipeline	Subsidiaries	Pipeline	Subsidiaries

S&P	BBB-	BBB-	Stable	Stable
Moody’s	Baa3	Baa2	Stable	Stable
Fitch	BBB-	BBB-	Stable	Stable

Loews Hotels

Cash and investments totaled $93 million at December 31, 2015, as compared to $84 million at December 31, 2014.

In 2015 and January of 2016, Loews Hotels purchased three hotel properties and a joint venture equity interest in a hotel property for approximately $445 million, funded with capital contributions from us and property level debt. In 2015, Loews Hotels received proceeds of $177 million from mortgage loan agreements in connection with one of the 2015 acquisitions and refinancing of $83 million in existing debt. Funds for future capital expenditures, including acquisitions of new properties, renovations and working capital requirements are expected to be provided from operations, newly incurred debt, existing cash balances and advances or capital contributions from us.

During 2016, Loews Hotels plans on making capital improvements of approximately $75 million in connection with extensive renovations to several hotel properties, during which time the revenues and earnings of Loews Hotels are expected to be adversely affected.

Corporate and Other

Parent Company cash and investments, net of receivables and payables at December 31, 2015 totaled $4.3 billion, as compared to $5.1 billion at December 31, 2014. In 2015, we received $816 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included, among other corporate overhead costs, the payment of $1.3 billion to fund treasury stock purchases, $29 million to purchase shares of Diamond Offshore, $90 million of cash dividends to our shareholders and net cash contributions of approximately $260 million to our subsidiaries, primarily Loews Hotels.

As of December 31, 2015, there were 339,897,547 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. In 2015, we purchased 33.3 million shares of Loews common stock and 1.1 million shares of Diamond Offshore.

In April of 2015, Fitch Ratings, Inc. downgraded our unsecured debt from A+ to A and the outlook remains stable. Our current unsecured debt ratings are A2 for Moody’s and A+ for S&P with a stable outlook for both. In December of 2015, S&P affirmed our A+ corporate and issuer credit ratings in connection with S&P’s newly published criteria on investment holding companies. We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities. From time to time, we consider issuance of Parent Company indebtedness under this registration statement.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2015	Total	1 year	1-3 years	3-5 years	5 years

(In millions)

Debt (a)	$15,208	$1,780	$1,950	$2,835	$8,643
Operating leases	494	59	104	89	242
Claim and claim adjustment expense reserves (b)	24,056	5,256	6,563	3,303	8,934
Future policy benefits reserves (c)	33,074	(420)	(216)	450	33,260
Rig construction contracts	440	440
Purchase and other obligations	228	206	11	2	9

Total (d)	$73,500	$7,321	$8,412	$6,679	$51,088

(a)	Includes estimated future interest payments.
(b)

Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2015. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)

Future policy benefits reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2015. Additional information on future policy benefits reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)	Does not include expected contribution of approximately $18 million to the Company’s pension and postretirement plans in 2016.

In February of 2016, Diamond Offshore entered into a ten-year agreement with GE Oil & Gas (“GE”) to provide services with respect to certain blowout preventer and related well control equipment on its four newbuild drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the services agreement with GE, Diamond Offshore will sell the equipment to a GE affiliate for an aggregate $210 million and will lease back such equipment over separate ten-year operating leases. Future commitments for the full term under the services agreement and leases are estimated to aggregate approximately $650 million.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2015	2014	2013

(In millions)

Fixed maturity securities:
Taxable	$1,375	$1,399	$1,510
Tax-exempt	376	404	317

Total fixed maturity securities	1,751	1,803	1,827
Limited partnership investments	92	263	451
Other, net of investment expense	(3)	1	4

Net investment income before tax	$1,840	$2,067	$2,282

Net investment income after tax and noncontrolling interests	$1,192	$1,323	$1,418

Effective income yield for the fixed maturity securities portfolio, before tax	4.7%	4.8%	5.0%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.5%	3.5%

Net investment income after tax and noncontrolling interests decreased $131 million in 2015 as compared with 2014. The decrease was driven by limited partnership investments, which returned 3.0% in 2015 as compared with 9.7% in the prior year. Income from fixed maturity securities decreased by $30 million, after tax and noncontrolling interests, driven by a $22 million, after tax and noncontrolling interests, change in estimate effected by a change in accounting principle to better reflect the yield on fixed maturity securities that have call provisions. Additionally, income from fixed maturity securities decreased due to lower reinvestment rates, partially offset by favorable changes in estimates for prepayments for asset-backed securities. Additional information on the accounting change is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Year Ended December 31	2015	2014	2013

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(55)	$67	$42
States, municipalities and political subdivisions	(22)	(7)	36
Asset-backed	10	(21)	(40)
Foreign government	1	2	4
Redeemable preferred stock			(1)

Total fixed maturity securities	(66)	41	41
Equity securities	(23)	1	(22)
Derivative securities	10	(1)	(9)
Short term investments and other	8	13	6

Total realized investment gains (losses)	(71)	54	16
Income tax (expense) benefit	33	(18)	(4)
Amounts attributable to noncontrolling interests	4	(4)	(2)

Net realized investment gains (losses) attributable to Loews Corporation	$(34)	$32	$10

Net realized investment results decreased $66 million in 2015 as compared with 2014, driven by higher OTTI losses recognized in earnings and lower net realized investment gains on sales of securities. Net realized investment gains increased $22 million in 2014 as compared with 2013, driven by higher net realized investment gains on sales of securities. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and derivative gains (losses), as well as CNA’s impairment decision process, is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2015		December 31, 2014
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$ 3,910	$ 101	$ 3,882	$ 144
AAA	1,938	123	2,850	203
AA	8,919	900	9,404	1,016
A	10,044	904	10,594	1,064
BBB	11,595	307	11,093	889
Non-investment grade	3,166	(16)	2,945	117

Total	$ 39,572	$ 2,319	$ 40,768	$ 3,433

As of December 31, 2015 and 2014, only 1% of CNA’s fixed maturity portfolio was rated internally.

The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
December 31, 2015	Fair Value	Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$684	$4
AAA	293	5
AA	518	7
A	1,015	20
BBB	4,045	239
Non-investment grade	1,395	113

Total	$7,950	$388

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
December 31, 2015	Fair Value	Losses

(In millions)

Due in one year or less	$252	$3
Due after one year through five years	1,127	37
Due after five years through ten years	5,091	224
Due after ten years	1,480	124

Total	$7,950	$388

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

	December 31, 2015		December 31, 2014

		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(In Years)	Fair Value	(In Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$14,879	9.6	$14,668	10.5
Other interest sensitive investments	26,435	4.3	27,748	4.0

Total	$41,314	6.2	$42,416	6.3

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is in Quantitative and Qualitative Disclosures about Market Risk included under Item 7A.

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

December 31	2015	2014

(In millions)

Short term investments:
Commercial paper	$998	$922
U.S. Treasury securities	411	466
Money market funds	60	206
Other	191	112

Total short term investments	$1,660	$1,706

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

●	the occurrence of epidemics.

Risks and uncertainties primarily affecting us and our energy subsidiaries

●	the impact of changes in worldwide supply and demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including the reduced demand for offshore drilling services;

●	timing and cost of completion of rig upgrades, construction projects and other capital projects, including delivery dates and drilling contracts;

●	changes in foreign and domestic oil and gas exploration, development and production activity;

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

The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2015 and 2014 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our debt is primarily denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $481 million and $606 million at December 31, 2015 and 2014. The impact of a 100 basis point decrease would result in an increase in market value of $519 million and $671 million at December 31, 2015 and 2014. At December 31, 2015, the impact of a 100 basis point increase in interest rates on variable rate debt would increase interest expense by approximately $4 million on an annual basis.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2015 and 2014, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. Our foreign transactions are primarily denominated in Japanese yen, Saudi Arabian riyals, Chinese yuan and European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2015 and 2014, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at December 31, 2015 and 2014.

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

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2015	2014	2015	2014
(In millions)

Equity prices (1):
Equity securities – long	$ 540	$ 482	$(135)	$(120)
– short	(166)	(110)	42	28
Options – purchased	15	24	40	(5)
– written	(28)	(21)	(36)	3
Other derivatives	(1)	2	(78)	(33)
Interest rate (2):
Fixed maturities – long	120	120	(5)	(5)
– short		(414)		(34)
Short term investments	2,884	4,015
Other invested assets	102	102	(1)	1
Foreign exchange (3):
Forwards and options	9	6	(8)	(5)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in yield rates of 100 basis points and (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2015	2014	2015	2014
(In millions)

Equity prices (1):
Equity securities:
General accounts (a)	$ 197	$ 222	$(49)	$(56)
Limited partnership investments	3,313	3,674	(478)	(514)
Interest rate (2):
Fixed maturities (a)	39,581	40,765	(2,562)	(2,650)
Short term investments (a)	1,926	1,999	(2)	(3)
Other invested assets, primarily mortgage loans	688	608	(31)	(30)
Other derivatives	5	(3)	13	17
Foreign exchange (3):
Forwards – short		(5)		(12)
Other invested assets	44	41		(5)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in yield rates of 100 basis points, (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20% and (4) an increase in commodity prices of 20%.

(a)

Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(383) and $(481) at December 31, 2015 and 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 19, 2016

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2015	2014

(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $37,407 and $37,469	$39,701	$40,885

Equity securities, cost of $824 and $733	752	728

Limited partnership investments	3,313	3,674

Other invested assets, primarily mortgage loans	824	731

Short term investments	4,810	6,014

Total investments	49,400	52,032

Cash	440	364

Receivables	8,041	7,770

Property, plant and equipment	15,477	15,611

Goodwill	351	374

Other assets	1,722	1,616

Deferred acquisition costs of insurance subsidiaries	598	600

Total assets	$76,029	$78,367

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2015	2014

(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$22,663	$23,271
Future policy benefits	10,152	9,490
Unearned premiums	3,671	3,592
Policyholders’ funds		27

Total insurance reserves	36,486	36,380

Payable to brokers	567	673
Short term debt	1,040	335
Long term debt	9,543	10,333
Deferred income taxes	382	893
Other liabilities	5,201	5,103

Total liabilities	53,219	53,717

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued and outstanding – 339,897,547 and shares 372,934,540	3	4
Additional paid-in capital	3,184	3,481
Retained earnings	14,731	15,515
Accumulated other comprehensive income (loss)	(357)	280

Total shareholders’ equity	17,561	19,280
Noncontrolling interests	5,249	5,370

Total equity	22,810	24,650

Total liabilities and equity	$76,029	$78,367

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2015	2014	2013

(In millions, except per share data)

Revenues:
Insurance premiums	$6,921	$7,212	$7,271
Net investment income	1,866	2,163	2,425
Investment gains (losses):
Other-than-temporary impairment losses	(156)	(77)	(74)
Portion of other-than-temporary impairment losses
recognized in Other comprehensive loss			(2)

Net impairment losses recognized in earnings	(156)	(77)	(76)
Other net investment gains	85	131	92

Total investment gains (losses)	(71)	54	16
Contract drilling revenues	2,360	2,737	2,844
Other revenues	2,339	2,159	2,057

Total	13,415	14,325	14,613

Expenses:
Insurance claims and policyholders’ benefits	5,384	5,591	5,806
Amortization of deferred acquisition costs	1,540	1,317	1,362
Contract drilling expenses	1,228	1,524	1,573
Other operating expenses (Note 6)	4,499	3,585	3,170
Interest	520	498	425

Total	13,171	12,515	12,336

Income before income tax	244	1,810	2,277
Income tax (expense) benefit	43	(457)	(656)

Income from continuing operations	287	1,353	1,621
Discontinued operations, net		(391)	(552)

Net income	287	962	1,069
Amounts attributable to noncontrolling interests	(27)	(371)	(474)

Net income attributable to Loews Corporation	$260	$591	$595

Net income attributable to Loews Corporation:
Income from continuing operations	$260	$962	$1,149
Discontinued operations, net		(371)	(554)

Net income	$260	$591	$595

Basic net income per common share:
Income from continuing operations	$0.72	$2.52	$2.96
Discontinued operations, net		(0.97)	(1.43)

Net income	$0.72	$1.55	$1.53

Diluted net income per common share:
Income from continuing operations	$0.72	$2.52	$2.95
Discontinued operations, net		(0.97)	(1.42)

Net income	$0.72	$1.55	$1.53

Dividends per share	$0.25	$0.25	$0.25

Basic weighted average number of shares outstanding	362.43	381.92	388.64

Diluted weighted average number of shares outstanding	362.69	382.55	389.51

See Notes to Consolidated Financial Statements

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2015	2014	2013

(In millions)

Net income	$287	$962	$1,069

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(9)	15	6
Net other unrealized gains (losses) on investments	(557)	267	(679)

Total unrealized gains (losses) on available-for-sale investments	(566)	282	(673)
Discontinued operations		(19)	(23)
Unrealized gains (losses) on cash flow hedges	5	(3)
Pension liability	(18)	(235)	329
Foreign currency translation	(139)	(94)	(11)

Other comprehensive loss	(718)	(69)	(378)

Comprehensive income (loss)	(431)	893	691

Amounts attributable to noncontrolling interests	53	(361)	(437)

Total comprehensive income (loss) attributable to Loews Corporation	$ (378)	$532	$254

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2013	$24,676	$4	$3,595	$15,192	$678	$(10)	$5,217
Net income	1,069			595			474
Other comprehensive loss	(378)				(341)		(37)
Dividends paid	(597)			(97)			(500)
Issuance of equity securities by subsidiary	337		51		2		284
Purchases of Loews treasury stock	(218)					(218)
Retirement of treasury stock	-		(48)	(180)		228
Issuance of Loews common stock	5		5
Stock-based compensation	18		3				15
Other	(6)		1	(2)			(5)
Balance, December 31, 2013	24,906	4	3,607	15,508	339	-	5,448
Net income	962			591			371
Other comprehensive loss	(69)				(59)		(10)
Dividends paid	(433)			(95)			(338)
Purchases of subsidiary stock from noncontrolling interests	(144)		(9)				(135)
Purchases of Loews treasury stock	(622)					(622)
Retirement of treasury stock	-		(136)	(486)		622
Issuance of Loews common stock	6		6
Stock-based compensation	26		13				13
Other	18			(3)			21
Balance, December 31, 2014	$24,650	$4	$3,481	$15,515	$280	$-	$5,370

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2014	$24,650	$4	$3,481	$15,515	$280	$-	$5,370
Net income	287			260			27
Other comprehensive loss	(718)				(638)		(80)
Dividends paid	(255)			(90)			(165)
Issuance of equity securities by subsidiary	115		(2)		1		116
Purchases of subsidiary stock from noncontrolling interests	(31)		5				(36)
Purchases of Loews treasury stock	(1,265)					(1,265)
Retirement of treasury stock	-	(1)	(311)	(953)		1,265
Issuance of Loews common stock	7		7
Stock-based compensation	26		23				3
Other	(6)		(19)	(1)			14
Balance, December 31, 2015	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2015	2014	2013
(In millions)

Operating Activities:

Net income	$287	$962	$1,069
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss on sale of subsidiaries		451
Investment (gains) losses	71	(47)	(26)
Equity method investees	182	64	(380)
Amortization of investments	17	3	(24)
Depreciation, depletion and amortization	955	899	871
Impairment of goodwill	20		636
Asset impairments	865	228	325
Provision for deferred income taxes	(225)	11	6
Other non-cash items	105	134	49
Changes in operating assets and liabilities, net:
Receivables	120	738	87
Deferred acquisition costs	311	44	2
Insurance reserves	241	(363)	(68)
Other assets	(43)	(128)	(20)
Other liabilities	(33)	123	470
Trading securities	674	(129)	(901)
Net cash flow operating activities	3,547	2,990	2,096

Investing Activities:

Purchases of fixed maturities	(8,675)	(9,381)	(11,197)
Proceeds from sales of fixed maturities	4,390	4,914	6,869
Proceeds from maturities of fixed maturities	4,095	3,983	3,271
Purchases of equity securities	(62)	(67)	(77)
Proceeds from sales of equity securities	57	31	103
Purchases of limited partnership investments	(188)	(271)	(323)
Proceeds from sales of limited partnership investments	174	167	204
Purchases of property, plant and equipment	(1,555)	(2,753)	(1,737)
Acquisitions	(157)	(448)	(235)
Dispositions	33	1,031	182
Change in short term investments	120	1,396	(101)
Other, net	(167)	(72)	(257)
Net cash flow investing activities	(1,935)	(1,470)	(3,298)

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2015	2014	2013

(In millions)

Financing Activities:

Dividends paid	$(90)	$(95)	$(97)
Dividends paid to noncontrolling interests	(165)	(338)	(500)
Purchases of subsidiary stock from noncontrolling interests	(29)	(149)
Purchases of Loews treasury stock	(1,265)	(622)	(228)
Issuance of Loews common stock	7	6	5
Proceeds from sale of subsidiary stock	114	5	370
Principal payments on debt	(1,929)	(2,269)	(1,494)
Issuance of debt	1,828	2,004	3,255
Other, net	4	16	(40)

Net cash flow financing activities	(1,525)	(1,442)	1,271

Effect of foreign exchange rate on cash	(11)	(8)	(3)

Net change in cash	76	70	66
Cash, beginning of year	364	294	228

Cash, end of year	$440	$364	$294

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

Loews segments are CNA Financial, including Specialty, Commercial, International and Other Non-Core; Diamond Offshore; Boardwalk Pipeline; Loews Hotels; and Corporate and other. See Note 20 for additional information on segments.

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

The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in Net investment income on the Consolidated Statements of Income. The amortization of premium and accretion of discount for fixed maturity securities takes into consideration call and maturity dates that produce the lowest yield. This represents a change from prior reporting periods as previously the amortization of premiums was to maturity. This change in estimate, effected by a change in accounting principle, will result in a better reflection of the yield on fixed maturity securities with call provisions. This change, which was adopted in the fourth quarter of 2015, decreased Net investment income and the amortized cost of fixed maturity securities by $39 million in the Consolidated Statements of Income for the year ended December 31, 2015 and the Consolidated Balance Sheet as of December 31, 2015. This adjustment decreased basic and diluted net income per share by $0.06 for the year ended December 31, 2015.

To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments decreased $159 million (after tax and noncontrolling interests) and increased $679 million (after tax and noncontrolling interests) for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by $996 million and $1.2 billion (after tax and noncontrolling interests).

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

Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. CNA follows a consistent and systematic process for determining and recording an OTTI loss. CNA has established a committee responsible for the OTTI process referred to as the Impairment Committee. The Impairment Committee is responsible for evaluating all securities in an unrealized loss position on at least a quarterly basis.

The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that CNA intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. The factors considered by the Impairment Committee include: (i) the financial condition and near term and long term prospects of the issuer, (ii) whether the debtor is current on interest and principal payments, (iii) credit ratings of the securities and (iv) general market conditions and industry or sector specific outlook. CNA also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities.

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

Joint venture investments – The Company has 20% to 50% interests in operating joint ventures related to hotel properties and had joint venture interests in the former Bluegrass Project, as discussed in Note 2, that are accounted for under the equity method. The Company’s investment in these entities was $234 million and $158 million for the years ended December 31, 2015 and 2014 and reported in Other assets on the Company’s Consolidated Balance Sheets. Equity income (loss) for these investments was $43 million, $(62) million and $12 million for the years ended December 31, 2015, 2014 and 2013 and reported in Other operating expenses on the Company’s Consolidated Statements of Income. Some of these investments are variable interest entities (“VIE”) as defined in the accounting guidance because the entities will require additional funding from each equity owner throughout the development and construction phase and are accounted for under the equity method since the Company is not the primary beneficiary. The maximum exposure to loss for the VIE investments is $348 million, consisting of the amount of the investment and debt guarantees.

The following tables present summarized financial information for these joint ventures:

Year Ended December 31		2015	2014
(In millions)

Total assets		$1,577	$1,231
Total liabilities		1,231	1,025

Year Ended December 31	2015	2014	2013

Revenues	$606	$491	$349
Net income	71	32	7

Hedging – The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative for which hedge accounting has been designated is not (or ceases to be) highly effective, the Company discontinues hedge accounting prospectively. See Note 3 for additional information on the Company’s use of derivatives.

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2015 and 2014.

Revenue recognition – Premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured which are principally earned ratably over the duration of the policies. Premiums on long term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion and $1.4 billion as of December 31, 2015 and 2014. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 8.0% at December 31, 2015 and 2014. At December 31, 2015 and 2014, the discounted reserves for unfunded structured settlements were $560 million and $582 million, net of discount of $880 million and $924 million.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.5% to 6.8% at December 31, 2015 and 2014. At December 31, 2015 and 2014, such discounted reserves totaled $2.6 billion and $2.5 billion, net of discount of $653 million and $654 million.

Future policy benefits reserves – Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, discount rate and expenses. Expense assumptions primarily relate to claim adjudication. Actuarial assumptions generally vary by plan, age at issue and policy duration. The initial assumptions are determined at issuance, include a margin for adverse deviation and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. The December 31, 2015 gross premium valuation indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was effected by the write off of the entire long term care deferred acquisition cost asset of $289 million and an increase to active life reserves of $7 million. As a result, the long term care active life reserves carried as of December 31, 2015 represent management’s best estimate assumptions at that date with no margin for adverse deviation. Interest rates for long term care products range from 6.6% to 7.0% at December 31, 2015 and 4.5% to 7.9% as of December 31, 2014.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the liability balances were $129 million and $131 million.

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

CNA has established an allowance for doubtful accounts on reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. Because billed receivables generally approximate 4% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

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

Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA had $3 million recorded as deposit assets at December 31, 2015 and 2014, and $8 million and $9 million recorded as deposit liabilities as of December 31, 2015 and 2014. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.

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

Deferred acquisition costs – Deferrable acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which are incremental direct costs of successful contract acquisitions. Deferred acquisition costs related to long term care contracts issued prior to January 1, 2004 include costs which vary with and are primarily related to the acquisition of business.

Acquisition costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.

As noted under Future policy benefit reserves, all of the long term care deferred acquisition costs of $289 million were written off as of December 31, 2015 in recognition of a premium deficiency. Deferred acquisition costs related to long term care contracts are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

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

Investments in life settlement contracts and related revenue recognition – Prior to 2002, CNA purchased investments in life settlement contracts. CNA obtained the ownership and beneficiary rights of an underlying life insurance policy through a life settlement contract with the owner of the life insurance contract.

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

The fair value of CNA’s investments in life settlement contracts were $74 million and $82 million at December 31, 2015 and 2014, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table details the values for life settlement contracts. The determination of fair value is discussed in Note 4.

	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts	Face Amount of Life Insurance Policies

(Dollar amounts in millions)

Estimated maturity during:
2016	60	$11	$35
2017	60	10	31
2018	50	8	27
2019	40	6	24
2020	40	5	21
Thereafter	300	34	167

Total	550	$74	$305

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

The increase (decrease) in fair value recognized for the years ended December 31, 2015, 2014 and 2013 on contracts still held was $1 million, $8 million and $(2) million. The gains recognized during the years ended December 31, 2015, 2014 and 2013 on contracts that settled were $24 million, $25 million and $15 million.

Goodwill – Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Goodwill is tested for impairment annually or when certain triggering events require additional tests. Subsequent reversal of a goodwill impairment charge is not permitted. See Note 7 for additional information on goodwill.

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

The Company recognized compensation expense that decreased net income by $14 million, $12 million and $11 million for the years ended December 31, 2015, 2014 and 2013. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans.

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

For each of the years ended December 31, 2015, 2014 and 2013, approximately 0.3 million, 0.6 million and 0.9 million potential shares attributable to exercises under the Loews Corporation Stock Option Plan were included in the calculation of diluted net income per share. For those same periods, approximately 4.8 million, 2.3 million and 1.5 million Stock Appreciation Rights (“SARs”) were not included in the calculation of diluted net income per share due to the exercise price being greater than the average stock price.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates. Foreign currency transaction losses of $8 million, $22 million and $3 million for the years ended December 31, 2015, 2014 and 2013 were included in the Consolidated Statements of Income.

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

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $513 million, $501 million and $415 million for the years ended December 31, 2015, 2014 and 2013. Cash payments for federal, foreign, state and local income taxes amounted to $110 million, $189 million and $183 million for the years ended December 31, 2015, 2014 and 2013. Investing activities exclude $3 million and $43 million of accrued capital expenditures for the years ended December 31, 2015 and 2013 and include $14 million of previously accrued capital expenditures for the year ended December 31, 2014.

Updated accounting guidance not yet adopted – In May of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. In August of 2015, the FASB formally amended the effective date of this update to annual reporting periods beginning after December 15, 2017, including interim periods, and it can be adopted either retrospectively or with a cumulative effect adjustment at the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements.

In May of 2015, the FASB issued ASU 2015-09, “Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts.” The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The updated guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated accounting guidance requires changes to the reporting model for financial instruments. The primary change for the Company is expected to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

Note 2. Acquisitions and Divestitures

CNA Financial

On August 1, 2014, CNA completed the sale of CAC, its former life insurance subsidiary, which is reported as discontinued operations in the Consolidated Statements of Income for years ended December 31, 2014 and 2013. See Note 19 for further discussion of discontinued operations.

In connection with the sale of CAC, CNA entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The coinsurance agreement required the transfer of assets with a book value equal to the ceded reserves on the inception date of the contract. Because a substantial portion of the assets supporting these liabilities are held in trust for the benefit of the original cedant, those assets were transferred on a funds withheld basis. Under this approach CNA maintains legal ownership of the assets, but the investment income and realized gains and losses on those assets inure to the reinsurer. As a result, the $31 million (after tax and noncontrolling interests) difference between market value and book value of the funds withheld assets at the coinsurance contract’s inception was recognized in Other operating expenses in 2014.

HighMount

On September 30, 2014, the Company sold HighMount Exploration & Production LLC (“HighMount”), its former natural gas and oil exploration and production subsidiary. As of December 31, 2014, the Company had no remaining natural gas and oil properties. The results of this sold business are reported as discontinued operations in the Consolidated Statements of Income for years ended December 31, 2014 and 2013. See Note 19 for further discussion of discontinued operations.

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

Loews Hotels

In 2015, Loews Hotels paid a total of approximately $330 million to acquire two hotels and in 2014, acquired three hotels for a total cost of approximately $230 million. These acquisitions were funded with a combination of cash and property-level debt.

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2015	2014	2013

(In millions)

Fixed maturity securities	$1,751	$1,803	$1,827
Limited partnership investments	119	304	519
Short term investments	11	4	5
Equity securities	12	12	12
Income from trading portfolio (a)	2	64	90
Other	34	34	25

Total investment income	1,929	2,221	2,478
Investment expenses	(63)	(58)	(53)

Net investment income	$1,866	$2,163	$2,425

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $(46), $42 and $(2) for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, the Company held $54 million of non-income producing fixed maturity securities. As of December 31, 2014, the Company held no non-income producing fixed maturity securities. As of December 31, 2015 and 2014, no investments in a single issuer exceeded 10% of shareholders’ equity other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2015	2014	2013

(In millions)

Fixed maturity securities	$(66)	$41	$41
Equity securities	(23)	1	(22)
Derivative instruments	10	(1)	(9)
Short term investments and other	8	13	6

Investment gains (losses) (a)	$(71)	$54	$16

(a)	Includes gross realized gains of $133, $178 and $198 and gross realized losses of $222, $136 and $179 on available-for-sale securities for the years ended December 31, 2015, 2014 and 2013.

Net change in unrealized gains (losses) on available-for-sale investments is as follows:

Year Ended December 31	2015	2014	2013

(In millions)

Fixed maturity securities	$(1,114)	$1,511	$(2,541)
Equity securities	(6)	6	(15)
Other	1

Total net change in unrealized gains (losses) on available-for-sale investments	$(1,119)	$1,517	$(2,556)

The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2015	2014	2013

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$104	$18	$20
States, municipalities and political subdivisions	18	46
Asset-backed:
Residential mortgage-backed	8	5	19
Other asset-backed	1	1	2

Total asset-backed	9	6	21

Total fixed maturities available-for-sale	131	70	41

Equity securities available-for-sale:
Common stock	25	7	8
Preferred stock			26

Total equity securities available-for-sale	25	7	34

Short term investments			1

Net OTTI losses recognized in earnings	$156	$77	$76

The amortized cost and fair values of securities are as follows:

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,097	$1,019	$347	$17,769
States, municipalities and political subdivisions	11,729	1,453	8	13,174	$(4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197
Other asset-backed	923	6	8	921

Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government- sponsored enterprises	62	5		67
Foreign government	334	13	1	346
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,267	2,707	393	39,581	(41)
Fixed maturities, trading	140		20	120

Total fixed maturities	37,407	2,707	413	39,701	(41)

Equity securities:
Common stock	46	3	1	48
Preferred stock	145	7	3	149

Equity securities available-for-sale	191	10	4	197	-
Equity securities, trading	633	56	134	555

Total equity securities	824	66	138	752	-

Total	$38,231	$2,773	$551	$40,453	$(41)

December 31, 2014

Fixed maturity securities:
Corporate and other bonds	$17,226	$1,721	$61	$18,886
States, municipalities and political subdivisions	11,285	1,463	8	12,740
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	$(53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235

Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government-sponsored enterprises	26	5		31
Foreign government	438	16		454
Redeemable preferred stock	39	3		42

Fixed maturities available-for-sale	37,332	3,530	97	40,765	(55)
Fixed maturities, trading	137		17	120

Total fixed maturities	37,469	3,530	114	40,885	(55)

Equity securities:
Common stock	38	9		47
Preferred stock	172	5	2	175

Equity securities available-for-sale	210	14	2	222	-
Equity securities, trading	523	96	113	506

Total equity securities	733	110	115	728	-

Total	$38,202	$3,640	$229	$41,613	$(55)

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

December 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$4,882	$302	$174	$45	$5,056	$347
States, municipalities and political subdivisions	338	8	75		413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5		557	8

Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government- sponsored enterprises	4				4
Foreign government	54	1			54	1
Redeemable preferred stock	3				3

Total fixed maturity securities	7,448	338	514	55	7,962	393
Common stock	3	1			3	1
Preferred stock	13	3			13	3

Total	$7,464	$342	$514	$55	$7,978	$397

December 31, 2014

Fixed maturity securities:
Corporate and other bonds	$1,330	$46	$277	$15	$1,607	$61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7		614	10

Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government- sponsored enterprises	3		4		7
Foreign government	3		3		6
Redeemable preferred stock	3				3

Total fixed maturity securities	2,838	68	706	29	3,544	97
Preferred stock	17	2	1		18	2

Total	$2,855	$70	$707	$29	$3,562	$99

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors, including volatility in the energy and metals and mining sectors due to declines in the price of oil and other commodities. As of December 31, 2015, the Company held fixed maturity securities and equity securities with an estimated fair value of $2.5 billion and a cost or amortized cost of $2.7 billion in the energy and metals and mining sectors. The portion of these securities in a gross unrealized loss position had an estimated fair value of $1.4 billion and a cost or amortized cost of $1.6 billion. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2015.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2015, 2014 and 2013 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Year Ended December 31	2015	2014	2013

(In millions)

Beginning balance of credit losses on fixed maturity securities	$62	$74	$95
Additional credit losses for securities for which an OTTI loss was previously recognized			2
Reductions for securities sold during the period	(9)	(9)	(23)
Reductions for securities the Company intends to sell or more likely than not will be required to sell		(3)

Ending balance of credit losses on fixed maturity securities	$53	$62	$74

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2015		2014

	Cost or		Cost or
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

(In millions)

Due in one year or less	$1,574	$1,595	$2,479	$2,511
Due after one year through five years	7,738	8,082	9,070	9,621
Due after five years through ten years	14,652	14,915	12,055	12,584
Due after ten years	13,303	14,989	13,728	16,049

Total	$37,267	$39,581	$37,332	$40,765

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2015 and 2014 was approximately $3.3 billion and $3.7 billion which includes undistributed earnings of $952 million and $1.3 billion. Limited partnerships comprising 70.8% of the total carrying value are reported on a current basis through December 31, 2015 with no reporting lag, 12.8% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 76.6% and 78.6% of the carrying value at December 31, 2015 and 2014 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets. Limited partnerships comprising 23.4% and 18.6% of the carrying value at December 31, 2015 and 2014 were invested in private debt and equity, and the remaining limited partnerships were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 56.4% were equity related, 28.9% pursued a multi-strategy approach, 11.4% were focused on distressed investments and 3.3% were fixed income related at December 31, 2015.

The ten largest limited partnership positions held totaled $1.5 billion and $1.8 billion as of December 31, 2015 and 2014. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 2.8% and 3.9% of the aggregate partnership equity at December 31, 2015 and 2014, and the related income reflected on the Consolidated Statements of Income represents approximately 2.8%, 4.3% and 3.7% of the changes in total partnership equity for the years ended December 31, 2015, 2014 and 2013.

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

The Company enters into interest rate swaps, futures and forward commitments to purchase securities to manage interest rate risk. Credit derivatives such as credit default swaps are entered into to modify the credit risk inherent in certain investments. Forward contracts, futures, swaps and options are used primarily to manage foreign currency and commodity price risk.

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

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2015			2014

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Foreign exchange:
Currency forwards – short				$70		$(5)

Without hedge designation:

Equity markets:
Options – purchased	$501	$16		544	$24
– written	614		$(28)	292		(21)
Futures – long	312		(1)
Futures – short				130	2
Interest rate risk:
Futures – long	63
Foreign exchange:
Currency forwards – long	133	2		109		(3)
– short	152			88	2
Currency options – long	550	7		151	7
Embedded derivative on funds
withheld liability	179	5		184		(3)

Investment Commitments

As of December 31, 2015, the Company had committed approximately $398 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of December 31, 2015, the Company had commitments to purchase or fund additional amounts of $138 million and sell $67 million under the terms of such securities.

Investments on Deposit

Securities with carrying values of approximately $2.8 billion and $3.0 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2015 and 2014.

Cash and securities with carrying values of approximately $364 million and $361 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2015 and 2014. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $263 million and $302 million as of December 31, 2015 and 2014.

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

The fair values of CNA’s life settlement contracts are included in Other assets on the Consolidated Balance Sheets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

December 31, 2015	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$17,601	$168	$17,769
States, municipalities and political subdivisions		13,172	2	13,174
Asset-backed:
Residential mortgage-backed		4,938	134	5,072
Commercial mortgage-backed		2,175	22	2,197
Other asset-backed		868	53	921

Total asset-backed		7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	$66	1		67
Foreign government		346		346
Redeemable preferred stock	35			35

Fixed maturities available-for-sale	101	39,101	379	39,581
Fixed maturities trading		35	85	120

Total fixed maturities	$101	$39,136	$464	$39,701

Equity securities available-for-sale	$177		$20	$197
Equity securities trading	554		1	555

Total equity securities	$731	$-	$21	$752

Short term investments	$3,600	$1,134		$4,734
Other invested assets	102	44		146
Receivables		9	$3	12
Life settlement contracts			74	74
Payable to brokers	(196)			(196)

December 31, 2014	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds	$32	$18,692	$162	$18,886
States, municipalities and political subdivisions		12,646	94	12,740
Asset-backed:
Residential mortgage-backed		5,044	189	5,233
Commercial mortgage-backed		2,061	83	2,144
Other asset-backed		580	655	1,235

Total asset-backed		7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3		31
Foreign government	41	413		454
Redeemable preferred stock	30	12		42

Fixed maturities available-for-sale	131	39,451	1,183	40,765
Fixed maturities trading		30	90	120

Total fixed maturities	$131	$39,481	$1,273	$40,885

Equity securities available-for-sale	$145	$61	$16	$222
Equity securities trading	505		1	506

Total equity securities	$650	$61	$17	$728

Short term investments	$4,989	$963		$5,952
Other invested assets	102	41		143
Receivables	2	7		9
Life settlement contracts			$82	82
Payable to brokers	(546)	(6)		(552)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2015	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	December 31	December 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$162	$(2)	$(3)	$65	$(13)	$(35)	$40	$(46)	$168	$(2)
States, municipalities and political subdivisions	94	1				(10)		(83)	2
Asset-backed:
Residential mortgage-backed	189	5	(3)	81		(35)	14	(117)	134
Commercial mortgage-backed	83	7	(4)	23		(17)	17	(87)	22
Other asset-backed	655	3	3	130	(263)	(52)	7	(430)	53

Total asset-backed	927	15	(4)	234	(263)	(104)	38	(634)	209	-

Fixed maturities available-for-sale	1,183	14	(7)	299	(276)	(149)	78	(763)	379	(2)
Fixed maturities trading	90	(3)			(2)				85	(3)

Total fixed maturities	$1,273	$11	$(7)	$299	$(278)	$(149)	$78	$(763)	$464	$(5)

Equity securities available-for-sale	$16		$(1)	$4			$1		$20
Equity securities trading	1	$1		1	$(2)				1	$1

Total equity securities	$17	$1	$(1)	$5	$(2)	$-	$1	$-	$21	$1

Life settlement contracts	$82	$25				$(33)			$74	$1
Derivative financial instruments, net					$3				3

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

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. There were $63 million of transfers from Level 2 to Level 1 and $52 million of transfers from Level 1 to Level 2 during the year ended December 31, 2015. There were $24 million of transfers from Level 2 to Level 1 and $1 million of transfers from Level 1 to Level 2 during the year ended December 31, 2014. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

Valuation Methodologies and Inputs

The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.

Fixed Maturity Securities

Level 1 securities include highly liquid and exchange traded bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are primarily assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.

Equity Securities

Level 1 equity securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions and other pricing models utilizing market observable inputs. Level 3 securities are primarily priced using broker/dealer quotes and internal models with inputs that are not market observable.

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

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available to the Company.

				Range
	Estimated	Valuation	Unobservable	(Weighted
December 31, 2015	Fair Value	Techniques	Inputs	Average)

	(In millions)
Fixed maturity securities	$ 138	Discounted cash flow	Credit spread	3% – 184% (6%)

Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (164%)

December 31, 2014

Fixed maturity securities	$ 101	Discounted cash flow	Credit spread	2% – 13% (3%)

Equity securities	16	Market approach	Private offering price	$12 – $4,391 per share
				($600 per share)

Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (163%)

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

Financial Assets and Liabilities Not Measured at Fair Value

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables. The carrying amounts and estimated fair values of short term debt and long term debt exclude capital lease obligations. The carrying amounts reported on the Consolidated Balance Sheets for cash and short term investments not carried at fair value and certain other assets and liabilities approximate fair value due to the short term nature of these items.

	Carrying	Estimated Fair Value
December 31, 2015	Amount	Level 1	Level 2	Level 3	Total

(In millions)

Assets:
Other invested assets, primarily mortgage loans	$678			$688	$688

Liabilities:
Short term debt	1,038		$1,050	2	1,052
Long term debt	9,530		8,538	595	9,133

December 31, 2014

Assets:
Other invested assets, primarily mortgage loans	$588			$608	$608

Liabilities:
Short term debt	334		$255	84	339
Long term debt	10,320		10,299	420	10,719

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

Note 5. Receivables

December 31	2015	2014

(In millions)

Reinsurance (Note 15)	$4,491	$4,742
Insurance	2,129	1,997
Receivable from brokers	471	84
Accrued investment income	408	412
Federal income taxes	45	27
Other, primarily customer accounts	593	625

Total	8,137	7,887
Less: allowance for doubtful accounts on reinsurance receivables	38	48
allowance for other doubtful accounts	58	69

Receivables	$8,041	$7,770

Note 6. Property, Plant and Equipment

December 31	2015	2014

(In millions)

Pipeline equipment (net of accumulated DD&A of $1,887 and $1,620)	$7,462	$7,491
Offshore drilling equipment (net of accumulated DD&A of $3,335 and $4,159)	6,071	6,459
Other (net of accumulated DD&A of $811 and $730)	1,450	1,083
Construction in process	494	578

Property, plant and equipment, net	$15,477	$15,611

DD&A expense and capital expenditures are as follows:

Year Ended December 31	2015		2014		2013

	DD&A	Capital Expend.	DD&A	Capital Expend.	DD&A	Capital Expend.

(In millions)

CNA Financial	$74	$123	$69	$72	$72	$90
Diamond Offshore	494	812	457	2,050	389	987
Boardwalk Pipeline	327	390	292	378	275	305
Loews Hotels	54	389	37	289	32	369
Corporate and other	6	4	6	24	6	4

Total	$955	$1,718	$861	$2,813	$774	$1,755

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $36 million, $80 million and $92 million for the years ended December 31, 2015, 2014 and 2013.

Offshore Drilling Equipment

Purchase of Assets

In 2015, Diamond Offshore took delivery of one ultra-deepwater drillship. The net book value of this newly constructed rig was $655 million at December 31, 2015, of which $225 million was reported in Construction in process at December 31, 2014. At December 31, 2015, Construction in Process included $270 million related to one rig still under construction.

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

Sale of Assets

At December 31, 2015, $14 million net book value of five jack-up rigs held for sale was included in Other assets on the Consolidated Balance Sheets. One of these jack-up rigs held for sale was sold in February 2016 for $8 million. In addition, during 2015, nine rigs with an aggregate net book value of $5 million were sold at a nominal gain.

In 2014, Diamond Offshore sold a jack-up rig for $17 million, resulting in a gain of $9 million ($3 million after tax and noncontrolling interests). This gain was recorded in Other revenues on the Consolidated Statements of Income.

Asset Impairments

During 2015, in response to a continued deterioration of the market fundamentals in the oil and gas industry, including the dramatic decline in oil prices, significant cutbacks in customer capital spending plans and contract cancellations by customers, as well as pending regulatory requirements in the U.S. Gulf of Mexico, Diamond Offshore evaluated 25 of its drilling rigs for impairment. Based on this evaluation, Diamond Offshore determined that 17 of these rigs, consisting of two ultra-deepwater, one deepwater and nine mid-water floaters and five jack-up rigs, were impaired.

Diamond Offshore utilizes an undiscounted projected probability-weighted cash flow analysis in testing an asset for potential impairment. A matrix of assumptions is developed for each rig under evaluation using multiple utilization/dayrate scenarios, to each of which Diamond Offshore assigns a probability of occurrence. Diamond Offshore arrives at a projected probability-weighted cash flow for each rig based on the respective matrix and compares such amount to the carrying value of the asset to assess recoverability.

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

Diamond Offshore estimated the fair value of 16 of the impaired rigs utilizing a market approach, which required it to estimate the value that would be received for each rig in the principal or most advantageous market for that rig in an orderly transaction between market participants. Such estimates were based on various inputs, including historical contracted sales prices for similar rigs in the fleet, nonbinding quotes from rig brokers and/or indicative bids, where applicable. The fair value of the one remaining rig impaired in 2015 is estimated using an income approach, as Diamond Offshore has determined that the most likely use for this rig would be to cold stack the rig and reintroduce it into the market at a later date. The fair value of this rig was determined by discounting its future cash flows and includes assumptions which utilize significant unobservable inputs, including those related to estimated dayrate revenue, rig utilization, estimated equipment upgrade and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. The fair value estimates are representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used.

Diamond Offshore recognized aggregate impairment losses of $861 million ($341 million after tax and noncontrolling interests) for the year ended December 31, 2015. Of the rigs impaired in 2015, five mid-water rigs were sold during 2015 and five jack-up rigs are included in Other assets on the Consolidated Balance Sheets at December 31, 2015. Six rigs impaired in 2015 were cold stacked at the end of 2015, and the remaining impaired rig is expected to be sold for scrap after completion of its contract in 2016. The $175 million aggregate carrying value of these impaired rigs is reported in Property, plant and equipment on the Consolidated Balance Sheets at December 31, 2015.

In the third quarter of 2014, Diamond Offshore determined it would retire and scrap six rigs, including a rig upon completion of its contract term in 2015. Diamond Offshore performed an impairment analysis to determine whether the carrying amount of these assets was recoverable. Based on this analysis, an impairment loss was recognized aggregating $109 million ($55 million after tax and noncontrolling interests) for the year ended December 31, 2014. The fair value was determined through discussions and a quote from a rig broker, and for the rig under contract using an internally developed income approach, which are Level 3 inputs of the fair value hierarchy. In the fourth quarter of 2014, two of the rigs were scrapped and at December 31, 2014, the carrying value of the remaining rigs amounted to $9 million. The remaining rigs impaired in 2014 were sold in 2015.

The impairment losses recorded during the years ended December 31, 2015 and 2014 are reported within Other operating expenses on the Consolidated Statements of Income. No impairment loss was recorded during the year ended December 31, 2013.

Diamond Offshore’s assumptions are necessarily subjective and are an inherent part of the asset impairment evaluation. If market fundamentals in the oil and gas industry deteriorate further or if Diamond Offshore is unable to secure new or extend existing contracts for its current, actively-marketed drilling fleet or reactivate any of its cold stacked rigs or if Diamond Offshore experiences unfavorable changes to actual dayrates and rig utilization, additional impairment losses may be required to be recognized in future periods.

Note 7. Goodwill

	Total	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels

(In millions)

Balance, December 31, 2013	$357	$119	$20	$215	$3
Additions	22			22
Dispositions	(3)				(3)
Other adjustments	(2)	(2)

Balance, December 31, 2014	374	117	20	237	-
Impairments	(20)		(20)
Other adjustments	(3)	(3)

Balance, December 31, 2015	$351	$114	$-	$237	$-

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $141 million, $156 million and $169 million for the years ended December 31, 2015, 2014 and 2013. Catastrophe losses in 2015 related primarily to U.S. weather-related events.

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group Non-Core segment.

Year Ended December 31	2015	2014	2013

(In millions)

Reserves, beginning of year:
Gross	$23,271	$24,089	$24,763
Ceded	4,344	4,972	5,126

Net reserves, beginning of year	18,927	19,117	19,637

Change in net reserves due to acquisition (disposition) of subsidiaries		(13)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,934	5,043	5,114
Decrease in provision for insured events of prior years	(255)	(36)	(115)
Amortization of discount	166	161	154

Total net incurred (a)	4,845	5,168	5,153

Net payments attributable to:
Current year events	(856)	(945)	(981)
Prior year events	(4,089)	(4,355)	(4,588)

Total net payments	(4,945)	(5,300)	(5,569)

Foreign currency translation adjustment and other	(251)	(45)	(104)

Net reserves, end of year	18,576	18,927	19,117
Ceded reserves, end of year	4,087	4,344	4,972

Gross reserves, end of year	$22,663	$23,271	$24,089

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits and policyholders’ funds, which are not reflected in the table above.

The following tables present the gross and net carried reserves:

December 31, 2015	Specialty	Commercial	International	Other Non-Core	Total

(In millions)

Gross Case Reserves	$2,011	$4,975	$622	$4,494	$12,102
Gross IBNR Reserves	4,258	4,208	725	1,370	10,561

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,269	$9,183	$1,347	$5,864	$22,663

Net Case Reserves	$1,810	$4,651	$531	$2,844	$9,836
Net IBNR Reserves	3,758	3,925	688	369	8,740

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,568	$8,576	$1,219	$3,213	$18,576

December 31, 2014

Gross Case Reserves	$2,136	$5,298	$752	$4,070	$12,256
Gross IBNR Reserves	4,093	4,216	689	2,017	11,015

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,229	$9,514	$1,441	$6,087	$23,271

Net Case Reserves	$1,929	$4,947	$598	$2,716	$10,190
Net IBNR Reserves	3,726	3,906	663	442	8,737

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,655	$8,853	$1,261	$3,158	$18,927

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion present the net prior year development recorded for Specialty, Commercial, International and Other Non-Core segments.

Year Ended December 31, 2015	Specialty	Commercial	International	Other	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(141)	$(15)	$(54)	$-	$(210)
Pretax (favorable) unfavorable premium development	(11)	(15)	18		(8)

Total pretax (favorable) unfavorable net prior year development	$(152)	$(30)	$(36)	$-	$(218)

Year Ended December 31, 2014

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(136)	$176	$(59)	$(2)	$(21)
Pretax (favorable) unfavorable premium development	(13)	(20)	2	(1)	(32)

Total pretax (favorable) unfavorable net prior year development	$(149)	$156	$(57)	$(3)	$(53)

Year Ended December 31, 2013

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(196)	$122	$(38)	$(6)	$(118)
Pretax (favorable) unfavorable premium development	(14)	(8)	(21)	1	(42)

Total pretax (favorable) unfavorable net prior year development	$(210)	$114	$(59)	$(5)	$(160)

Favorable net prior year development of $50 million, $14 million and $9 million was recorded in Life & Group Non-Core for the years ended December 31, 2015, 2014 and 2013. The favorable net prior year development for the year ended December 31, 2015 was driven by favorable claim severity.

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

Specialty

The following table and discussion presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the Specialty segment:

Year Ended December 31	2015	2014	2013

(In millions)

Medical professional liability	$(43)	$39	$(27)
Other professional liability and management liability		(87)	(73)
Surety	(69)	(82)	(74)
Warranty	(2)	(2)	(3)
Other	(27)	(4)	(19)

Total pretax (favorable) unfavorable development	$(141)	$(136)	$(196)

2015

Overall, favorable development for medical professional liability was related to lower than expected severity in accident years 2012 and prior. Unfavorable development was recorded related to increased claim frequency and severity in the aging services business in accident years 2013 and 2014.

Favorable development in other professional liability and management liability related to better than expected large loss emergence in financial institutions primarily in accident years 2011 through 2014. Additional favorable development related to lower than expected severity for professional services in accident years 2011 and prior. Unfavorable development was recorded related to increased frequency of large claims on public company management liability in accident years 2012 through 2014.

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

Commercial

The following table and discussion presents further detail of the development recorded for the Commercial segment:

Year Ended December 31	2015	2014	2013

(In millions)

Commercial auto	$(22)	$31	$18
General liability	(33)	45	64
Workers’ compensation	80	139	91
Property and other	(40)	(39)	(51)

Total pretax (favorable) unfavorable development	$(15)	$176	$122

2015

Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2009 through 2014.

Favorable development for general liability was primarily due to favorable settlements on claims in accident years 2010 through 2013.

Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act (“DBA”) contractors in accident years 2008 through 2014.

Favorable development for property and other was primarily due to better than expected claim emergence from 2012 and 2014 catastrophe events and better than expected frequency of large claims in accident year 2014.

The year ended December 31, 2015 also included unfavorable loss development related to extra contractual obligation losses and losses associated with premium development.

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

International

The following table and discussion presents further detail of the development recorded for the International segment:

Year Ended December 31	2015	2014	2013

(In millions)

Medical professional liability	$(9)	$(7)	$(7)
Other professional liability	(16)	(26)	(30)
Liability	(17)	(13)	(8)
Property & marine	(29)	(14)	13
Other	17	(9)	(17)
Commutations		10	11

Total pretax (favorable) unfavorable development	$(54)	$(59)	$(38)

2015

Favorable development in medical professional liability was due to better than expected frequency of losses in accident years 2011 to 2013.

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

A&EP Reserves

In 2010, Continental Casualty Company (“CCC”) together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO (loss portfolio transfer or “LPT”). At the transaction effective date, CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.

Through December 31, 2013, CNA recorded $0.9 billion of additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the loss portfolio transfer exceeded the $2.2 billion consideration paid, resulting in a deferred retroactive reinsurance gain. This deferred gain is recognized in earnings in proportion to actual recoveries under the loss portfolio transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract. In a period in which the estimate of ceded losses is changed, the required change to the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits in the Consolidated Statements of Income.

The following table presents the impact of the loss portfolio transfer on the Consolidated Statements of Income.

Year Ended December 31	2015	2014	2013

(In millions)

Net A&EP adverse development before consideration of LPT	$150	$-	$363
Provision for uncollectible third party reinsurance on A&EP			140

Additional amounts ceded under LPT	150	-	503
Retroactive reinsurance benefit recognized	(85)	(13)	(314)

Pretax impact of deferred retroactive reinsurance	$65	$(13)	$189

During 2013, unfavorable development was recorded for accident years 2000 and prior related to A&EP claims due to an increase in ultimate claim severity and higher than anticipated claim reporting, as well as increased defense costs. Additionally, CNA recognized a provision for uncollectible third-party reinsurance which increased the expected recovery from NICO.

The fourth quarter of 2014 A&EP reserve review was not completed in 2014 because additional information and analysis on inuring third party reinsurance recoveries were needed to finalize the review. The review was finalized in the second quarter of 2015. Unfavorable development was due to a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. CNA adopted the second quarter of the year as the timing for all future annual A&EP claims actuarial reviews.

As of December 31, 2015 and 2014, the cumulative amounts ceded under the LPT were $2.6 billion and $2.5 billion. The unrecognized deferred retroactive reinsurance benefit was $241 million and $176 million as of December 31, 2015 and 2014.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.8 billion and $3.4 billion as of December 31, 2015 and 2014. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

Note 9. Leases

Leases cover office facilities, machinery and computer equipment. The Company’s hotels in some instances are constructed on leased land. Rent expense amounted to $85 million, $94 million and $83 million for the years ended December 31, 2015, 2014 and 2013. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts

(In millions)

2016	$59	$5
2017	53	5
2018	51	5
2019	46	5
2020	43	4
Thereafter	242	23

Total	$494	$47

In connection with the planned relocation of CNA’s global headquarters, on February 12, 2016, CNA agreed to sell the current principal executive offices of CNA. Concurrently, CNA agreed to lease back the current office space until the relocation of the global headquarters under a separate lease agreement, which is expected to occur in 2018. These anticipated lease agreements include expected future minimum lease payments of $9 million in 2016, $10 million in 2017, $4 million in 2018, $0 in 2019, $5 million in 2020 and $138 million thereafter through the remainder of the seventeen year lease term on the new office space.

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

For 2013 through 2015, the Internal Revenue Service (“IRS”) has accepted the Company into the Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position and cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2011.

Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal, various state and foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2009 to 2015. The 2013 federal income tax return is currently under examination.

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2015	2014	2013

(In millions)

Income tax expense (benefit):
Federal:
Current	$79	$370	$705
Deferred	(234)	(23)	(232)
State and city:
Current	21	12	19
Deferred	5	6	1
Foreign	86	92	163

Total	$(43)	$457	$656

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

Year Ended December 31	2015	2014	2013
(In millions)

Income before income tax:
U.S.	$543	$1,499	$1,945
Foreign	(299)	311	332
Total	$244	$1,810	$2,277

Income tax expense at statutory rate	$86	$633	$797
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(126)	(121)	(99)
Foreign related tax differential	(18)	(48)	(117)
Amortization of deferred charges associated with intercompany
rig sales to other tax jurisdictions	38	44	31
Taxes related to domestic affiliate	(10)	14	19
Partnership earnings not subject to taxes	(38)	(39)	(38)
Unrecognized tax benefit (expense)	1	(42)	66
Other (a)	24	16	(3)
Income tax expense (benefit)	$(43)	$457	$656

(a)	Includes state and local taxes, retroactive tax law changes, adjustments to prior year estimates and other non-deductible expenses.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2015	2014	2013
(In millions)

Balance at January 1	$57	$91	$67
Additions based on tax positions related to the current year	7	6	2
Additions for tax positions related to a prior year			31
Reductions for tax positions related to a prior year	(3)	(35)	(7)
Lapse of statute of limitations	(7)	(5)	(2)
Balance at December 31	$54	$57	$91

At December 31, 2015, 2014 and 2013, $49 million, $51 million and $76 million of unrecognized tax benefits related to Diamond Offshore would affect the effective tax rate if recognized.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense on the Consolidated Statements of Income. Interest amounts recorded by the Company were insignificant for the years ended December 31, 2015, 2014 and 2013. The Company recorded income tax expense of $2 million and $38 million for the years ended December 31, 2015 and 2013 and income tax benefit of $22 million for the year ended December 31, 2014 related to penalties.

During 2013, Diamond Offshore received notification from the Egyptian tax authorities proposing a $1.2 billion increase in taxable income for the years 2006 to 2008. In December of 2013, Diamond Offshore accrued an additional $57 million of expense for uncertain tax positions in Egypt for all open years. During the first quarter of 2014, Diamond Offshore settled certain disputes for the years 2006 through 2008 with the Egyptian tax authorities, resulting in a net reduction to income tax expense of $17 million. One issue for the 2006 through 2008 period remains open, which Diamond Offshore appealed. The court case is scheduled to occur in the first quarter of 2016. Diamond Offshore has sought assistance from an agency of the U.S. Treasury Department, pursuant to international tax treaties and continues to believe that its position will, more likely than not, be sustained. However, if Diamond Offshore’s position is not sustained, tax expense and related penalties would increase by approximately $53 million related to this issue for the 2006 through 2008 tax years as of December 31, 2015.

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

Due to the 2015 expiration of the statute of limitations in Mexico for the 2009 tax year for one of Diamond Offshore’s subsidiaries operating in Mexico, Diamond Offshore reversed an $11 million accrual for an uncertain tax position of which $4 million is interest and $1 million is penalty.

The following table summarizes deferred tax assets and liabilities:

December 31	2015	2014
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$178	$265
Unearned premium reserves	230	187
Receivables	30	37
Employee benefits	419	432
Life settlement contracts	48	46
Deferred retroactive reinsurance benefit	84	61
Net operating loss carryforwards	245	321
Tax credit carryforwards	131	93
Basis differential in investment in subsidiary	19	21
Other	282	209
Total deferred tax assets	1,666	1,672
Valuation allowance	(147)	(48)
Net deferred tax assets	1,519	1,624

Deferred tax liabilities:
Deferred acquisition costs	(117)	(226)
Net unrealized gains	(166)	(469)
Property, plant and equipment	(998)	(1,132)
Basis differential in investment in subsidiary	(428)	(472)
Other liabilities	(173)	(204)
Deferred tax liabilities	(1,882)	(2,503)

Net deferred tax liability (a)	$(363)	$(879)

(a)	Includes $19 and $14 of deferred tax assets reflected in Other assets in the Consolidated Balance Sheets at December 31, 2015 and 2014.

Federal net operating loss carryforwards of $138 million expire in 2034 and 2035. Net operating loss carryforwards in foreign tax jurisdictions of $66 million expire between 2020 and 2025 and $32 million can be carried forward indefinitely. Federal tax credit carryforwards of $83 million have indefinite lives and $46 million of foreign tax credit carryforwards expire in 2024 and 2025.

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

Note 11. Debt

December 31	2015	2014
(In millions)

Loews Corporation (Parent Company):
Senior:
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400)	$400	$400
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)	350	350
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.4% notes due 2019 (effective interest rate of 7.5%) (authorized, $350)	350	350
5.9% notes due 2020 (effective interest rate of 6.0%) (authorized, $500)	500	500
5.8% notes due 2021 (effective interest rate of 5.9%) (authorized, $400)	400	400
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550	550
Variable rate note due 2036 (effective interest rate of 3.8% and 3.5%)	30	30
Capital lease obligation	4	2
Diamond Offshore:
Senior:
Commercial paper (weighted average interest rate of 0.9%)	287
4.9% notes due 2015 (effective interest rate of 5.0%) (authorized, $250)		250
5.9% notes due 2019 (effective interest rate of 6.0%) (authorized, $500)	500	500
3.5% notes due 2023 (effective interest rate of 3.6%) (authorized, $250)	250	250
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized, $500)	500	500
4.9% notes due 2043 (effective interest rate of 5.0%) (authorized, $750)	750	750
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2020 (effective interest rate of 1.7% and 1.5%)	375	120
Variable rate term loan due 2017 (effective interest rate of 1.9%)		200
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250)		250
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275)		275
5.9% notes due 2016 (effective interest rate of 6.0%) (authorized, $250)	250	250
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300)	300	300
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275)	275	275
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)	185	185
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $350)	350	350
4.5% notes due 2021 (effective interest rate of 5.0%) (authorized, $440)	440	440
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)	300	300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600 and $350)	600	350
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Capital lease obligation	10	10
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.1%)	598	506
	10,647	10,736
Less unamortized discount	64	68
Debt	$10,583	$10,668

		Unamortized		Short Term	Long Term
December 31, 2015	Principal	Discount	Net	Debt	Debt
(In millions)

Loews Corporation	$1,700	$19	$1,681	$400	$1,281
CNA Financial	2,577	11	2,566	351	2,215
Diamond Offshore	2,287	18	2,269	287	1,982
Boardwalk Pipeline	3,485	16	3,469		3,469
Loews Hotels	598		598	2	596
Total	$10,647	$64	$10,583	$1,040	$9,543

At December 31, 2015, the aggregate of long term debt maturing in each of the next five years is approximately as follows: $1.1 billion in 2016, $657 million in 2017, $455 million in 2018, $1.2 billion in 2019, $1.2 billion in 2020, and $6.0 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.

CNA Financial

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $17 million of FHLBC stock as of December 31, 2015, giving it access to approximately $349 million of additional liquidity. As of December 31, 2015, CNA has no outstanding borrowings from the FHLBC.

During the third quarter of 2015, CNA entered into a new credit agreement with a syndicate of banks and simultaneously terminated the previous credit agreement. The new credit agreement established a five-year $250 million senior unsecured revolving credit facility which may be used for general corporate purposes. At CNA’s election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million and the new credit agreement includes two optional one-year extensions prior to the first and second anniversary of the closing date, subject to applicable consents. As of December 31, 2015 and 2014, there were no outstanding borrowings under the credit agreements and CNA was in compliance with all covenants.

Diamond Offshore

Diamond Offshore has a $1.5 billion senior unsecured revolving credit facility. In October 2015, Diamond Offshore entered into an extension agreement of the revolving credit facility which, among other things, provides for a one-year extension of the maturity date for most of the lenders. The extended revolving credit facility matures in October 2020, except for $40 million of commitments that mature in March 2019 and $60 million of commitments that mature in October 2019. In addition, Diamond Offshore also has the option to increase the revolving commitments under the revolving credit facility by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request one additional one-year extension of the maturity date. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans. At December 31, 2015 and 2014, there were no amounts outstanding under the credit agreement.

As of December 31, 2015, Diamond Offshore had $287 million outstanding of commercial paper supported by its existing $1.5 billion revolving credit facility. As of December 31, 2015, the commercial paper notes had a weighted average interest rate of 0.9% and a weighted average remaining term of 5.8 days.

In July of 2015, Diamond Offshore repaid $250 million aggregate principal amount of its 4.9% senior notes due July 1, 2015, primarily with funds obtained through the issuance of additional commercial paper.

Boardwalk Pipeline

Boardwalk Pipeline intends to refinance all of the outstanding $250 million aggregate principal amount of 5.9% notes due 2016 on a long term basis and has sufficient available capacity under their revolving credit facility to extend the amount that would otherwise come due in less than one year. The Boardwalk Pipeline Senior Notes due in 2016 are included in Long term debt on the Consolidated Balance Sheets.

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

In May of 2015, Boardwalk Pipeline entered into an amended revolving credit agreement having aggregate lending commitments of $1.5 billion and a maturity date of May 26, 2020. Outstanding borrowings under Boardwalk’s revolving credit facility as of December 31, 2015 and 2014 were $375 million and $120 million with a weighted-average interest rate on the borrowings of 1.7% and 1.5%. At December 31, 2015, Boardwalk Pipeline was in compliance with all covenants under the credit facility and had available borrowing capacity of $1.1 billion.

During 2015, Boardwalk Pipeline repaid the $200 million of outstanding borrowings and terminated all related commitments of their variable-rate term loan.

Loews Hotels

In September of 2015, Loews Hotels entered into an $87 million mortgage loan agreement which bears interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The mortgage loan agreement is due October 1, 2018 and includes two optional one-year extensions, subject to applicable conditions.

Note 12. Shareholders’ Equity

Accumulated other comprehensive income

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the years ended December 31, 2013, 2014 and 2015:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Discontinued Operations	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2013	$18	$1,233	$20	$(4)	$(732)	$143	$678
Other comprehensive income (loss) before reclassifications, after tax of $(3), $354, $3, $4, $(165) and $0	6	(658)	(6)	(6)	307	(11)	(368)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $10, $10, $(2), $(12) and $0		(21)	(17)	6	22		(10)
Other comprehensive income (loss)	6	(679)	(23)	-	329	(11)	(378)
Issuance of equity securities by subsidiary					2		2
Amounts attributable to noncontrolling interests	(1)	68			(31)	1	37
Balance, December 31, 2013	23	622	(3)	(4)	(432)	133	339
Sale of subsidiaries	(5)	(15)	20				-
Other comprehensive income (loss) before reclassifications, after tax of $(8), $(132), $(3), $1, $132 and $0	15	295	2	(2)	(244)	(94)	(28)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $10, $16, $0, $(7) and $0		(28)	(21)	(1)	9		(41)
Other comprehensive income (loss)	15	267	(19)	(3)	(235)	(94)	(69)
Amounts attributable to noncontrolling interests	(1)	(28)	2	1	26	10	10
Balance, December 31, 2014	32	846	-	(6)	(641)	49	280
Other comprehensive loss before reclassifications, after tax of $13, $313, $0, $1, $16 and $0	(23)	(600)		(2)	(31)	(139)	(795)
Reclassification of losses from accumulated other comprehensive income, after tax of $(8), $(31), $0, $(2), $(11) and $0	14	43		7	13		77
Other comprehensive income (loss)	(9)	(557)	-	5	(18)	(139)	(718)
Issuance of equity securities by subsidiary					1		1
Amounts attributable to noncontrolling interests	1	58		(2)	9	14	80
Balance, December 31, 2015	$24	$347	$-	$(3)	$(649)	$(76)	$(357)

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) and cash flow hedges related to discontinued operations	Discontinued operations, net
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Common Stock Dividends

Dividends of $0.25 per share on the Company’s common stock were declared and paid in 2015, 2014 and 2013.

There are no restrictions on the Company’s retained earnings or net income with regard to payment of dividends. However, as a holding company, Loews relies upon invested cash balances and distributions from its subsidiaries to generate the funds necessary to declare and pay any dividends to holders of its common stock. The ability of the Company’s subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, compliance with covenants in their respective loan agreements and applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. See Note 13 for a discussion of the regulatory restrictions on CNA’s availability to pay dividends.

Subsidiary Equity Transactions

The Company purchased 1.1 million shares of Diamond Offshore common stock at an aggregate cost of $29 million during 2015. The Company’s percentage ownership interest in Diamond Offshore increased as a result of these transactions, from 52% to 53%. The Company’s purchase price of the shares was lower than the carrying value of its investment in Diamond Offshore, resulting in an increase to Additional paid-in capital (“APIC”) of $5 million.

Boardwalk Pipeline sold 7.1 million common units under an equity distribution agreement with certain broker-dealers during 2015 and received net proceeds of $115 million, including a $2 million contribution from the Company to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction, from 53% to 51%. The Company’s carrying value exceeded the issuance price of the common units, resulting in a decrease to APIC of $2 million and an increase to AOCI of $1 million.

Treasury Stock

The Company repurchased 33.3 million, 14.6 million and 4.9 million shares of its common stock at aggregate costs of $1.3 billion, $622 million and $218 million during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 all outstanding treasury stock was retired. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (“SSAP No. 62R”), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 loss portfolio transfer with NICO as further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party AE&P reinsurance balances administered by NICO in Schedule F and to utilize the loss portfolio transfer as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus at December 31, 2015 by $90 million.

The long term care premium deficiency discussed in Note 1 was recorded on a GAAP basis. There was no premium deficiency for statutory accounting purposes. Statutory accounting principles requires the use of prescribed discount rates in calculating the reserves for long term care future policy benefits which are lower than the discount rates used on a GAAP basis and results in higher carried reserves relative to GAAP reserves.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2015, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2016 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $900 million in 2015. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies and the life company, are presented in the table below.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2015 (a)	2014	2015 (a)	2014	2013
(In millions)

Combined Continental Casualty Companies	$10,723	$11,155	$1,148	$914	$913
Life company	-	-	-	37	48

(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.

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

The statutory capital and surplus presented above for CCC was approximately 266% and 270% of company action level RBC at December 31, 2015 and 2014. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CCC’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note 14. Benefit Plans

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

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2015	2014	2013	2015	2014	2013

Discount rate	4.0%	3.7%	4.4%	3.7%	3.4%	4.2%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	5.3%	5.3%	5.3%
Rate of compensation increase	3.5% to 5.5%	3.5% to 5.5%	3.5% to 5.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2015	2014	2013	2015	2014	2013

Discount rate	3.8%	4.4%	3.9%	3.4%	4.0%	3.5%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5% to 7.8%	5.3%	5.3%	5.3%
Rate of compensation increase	3.5% to 5.5%	3.5% to 5.5%	3.5% to 5.5%

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

Assumed health care cost trend rates:

December 31	2015	2014	2013

Health care cost trend rate assumed for next year	4.0% to 7.5%	4.0% to 8.0%	4.0% to 8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2016-2021	2015-2021	2014-2022

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. An increase or decrease in the assumed health care cost trend rate of 1% in each year would not have a significant impact on the Company’s service and interest cost as of December 31, 2015. An increase of 1% in each year would increase the Company’s accumulated postretirement benefit obligation as of December 31, 2015 by $2 million and a decrease of 1% in each year would decrease the Company’s accumulated postretirement benefit obligation as of December 31, 2015 by $3 million.

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2015	2014	2013	2015	2014	2013
(In millions)

Service cost	$12	$16	$22	$1	$1	$1
Interest cost	127	149	136	3	4	4
Expected return on plan assets	(193)	(209)	(198)	(5)	(4)	(5)
Amortization of unrecognized net loss	42	30	54	1	1	1
Amortization of unrecognized prior service benefit	(1)	(1)		(10)	(18)	(25)
Settlement/Curtailment	3	86	5		(86)
Net periodic benefit cost	$(10)	$71	$19	$(10)	$(102)	$(24)

In 2015, CNA eliminated future benefit accruals associated with the CNA Retirement Plan effective June 30, 2015. This amendment resulted in a $55 million curtailment which is a decrease in the plan benefit obligation liability and a reduction of the unrecognized actuarial losses included in AOCI. In connection with the curtailment, CNA remeasured the plan benefit obligation which resulted in an increase in the discount rate used to determine the benefit obligation from 3.9% to 4.0%.

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

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,446	$3,336	$97	$101
Service cost	12	16	1	1
Interest cost	127	149	3	4
Plan participants’ contributions			5	6
Amendments/curtailments	(55)	(4)		(7)
Actuarial (gain) loss	(96)	402	(11)	7
Benefits paid from plan assets	(187)	(178)	(13)	(15)
Settlements	(12)	(268)
Foreign exchange	(8)	(7)
Benefit obligation at December 31	3,227	3,446	82	97

Change in plan assets:

Fair value of plan assets at January 1	2,713	2,914	87	81
Actual return on plan assets	(21)	233	2	9
Company contributions	15	19	5	6
Plan participants’ contributions			5	6
Benefits paid from plan assets	(187)	(178)	(13)	(15)
Settlements	(12)	(268)
Foreign exchange	(8)	(7)
Fair value of plan assets at December 31	2,500	2,713	86	87

Funded status	$(727)	$(733)	$4	$(10)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$11	$9	$38	$32
Other liabilities	(738)	(742)	(34)	(42)
Net amount recognized	$(727)	$(733)	$4	$(10)

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit	$(5)	$(5)	$(9)	$(19)
Net actuarial loss	1,106	1,090	8	18
Net amount recognized	$1,101	$1,085	$(1)	$(1)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$3,129	$3,336
Accumulated benefit obligation	3,114	3,262	$34	$42
Fair value of plan assets	2,391	2,713

The accumulated benefit obligation for all defined benefit pension plans was $3.2 billion and $3.4 billion at December 31, 2015 and 2014.

The Company employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize the Company’s expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2015, the Company had committed $105 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated amounts to be recognized from AOCI into net periodic cost (benefit) during 2016.

	Pension Benefits	Other Postretirement Benefits
(In millions)

Amortization of net actuarial loss	$46	$-
Amortization of prior service credit	(1)	(3)
Total estimated amounts to be recognized	$45	$(3)

The table below presents the estimated future minimum benefit payments at December 31, 2015.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)

2016	$218	$8
2017	217	8
2018	216	7
2019	217	7
2020	219	7
2021 – 2025	1,076	25

In 2016, it is expected that contributions of approximately $14 million will be made to pension plans and $4 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2015	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$455	$10	$465
States, municipalities and political subdivisions		106		106
Asset-backed		219		219
Total fixed maturities	$-	780	10	790
Equity securities	373	107		480
Short term investments	30	28		58
Fixed income mutual funds	95			95
Limited partnerships:
Hedge funds		565	327	892
Private equity			133	133
Total limited partnerships	-	565	460	1,025
Other assets		52		52
Total	$498	$1,532	$470	$2,500

December 31, 2014

Fixed maturity securities:
Corporate and other bonds		$463	$15	$478
States, municipalities and political subdivisions		80		80
Asset-backed		216		216
U.S. Treasury and obligations of government- sponsored enterprises	$25			25
Total fixed maturities	25	759	15	799
Equity securities	432	118		550
Short term investments	58	101		159
Fixed income mutual funds	99			99
Limited partnerships:
Hedge funds		619	333	952
Private equity			123	123
Total limited partnerships	-	619	456	1,075
Other assets	1	30		31
Total	$615	$1,627	$471	$2,713

The limited partnership investments are recorded at fair value, which represents the plans’ share of the net asset value of each partnership. The share of the net asset value of each partnership is determined by the General Partner and is based upon the fair value of the underlying investments, which are valued using varying market approaches. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 57% were equity related, 37% pursued a multi-strategy approach and 6% were focused on distressed investments at December 31, 2015.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

The tables below present reconciliations for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

				Net
		Actual Return on Assets		Purchases,	Net Transfers
	Balance at	Still Held at	Sold During	Sales, and	In (Out) of	Balance at
2015	January 1,	December 31,	the Year	Settlements	Level 3	December 31,
(In millions)

Fixed maturity securities:
Corporate and other bonds	$15				$(5)	$10
Limited partnerships:
Hedge funds	333	$19		$(25)		327
Private equity	123	10	$(1)	1		133
Total limited partnerships	456	29	(1)	(24)	-	460
Total	$471	$29	$(1)	$(24)	$(5)	$470

2014

Fixed maturity securities:
Corporate and other bonds	$15					$15
Equity securities	8			$(8)
Limited partnerships:
Hedge funds	352	$21		(40)		333
Private equity	125	19	$1	(22)		123
Total limited partnerships	477	40	1	(62)	$-	456
Total	$500	$40	$1	$(70)	$-	$471

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2015	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$17		$17
States, municipalities and political subdivisions		42		42
Asset-backed		19		19
Total fixed maturities	$-	78	$-	78
Short term investments	3			3
Fixed income mutual funds	5			5
Total	$8	$78	$-	$86

December 31, 2014

Fixed maturity securities:
Corporate and other bonds		$18		$18
States, municipalities and political subdivisions		43		43
Asset-backed		20		20
Total fixed maturities	$-	81	$-	81
Short term investments	3			3
Fixed income mutual funds	3			3
Total	$6	$81	$-	$87

There were no Level 3 assets at December 31, 2015 and 2014.

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $115 million, $125 million and $120 million for the years ended December 31, 2015, 2014 and 2013.

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

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2015		2014
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price

Awards outstanding, January 1	6,908,778	$39.905	6,476,391	$38.497
Granted	924,000	38.715	910,375	43.839
Exercised	(390,856)	28.586	(392,519)	24.670
Canceled	(80,564)	45.505	(85,469)	45.117
Awards outstanding, December 31	7,361,358	40.295	6,908,778	39.905

Awards exercisable, December 31	5,341,685	$39.851	4,924,249	$38.742

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Loews Plan at December 31, 2015:

	Awards Outstanding			Awards Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$20.01-30.00	377,758	3.06	$25.472	377,758	$25.472
30.01-40.00	2,969,582	4.82	37.168	2,410,992	37.084
40.01-50.00	3,844,443	5.85	43.691	2,383,360	44.131
50.01-60.00	169,575	1.06	51.080	169,575	51.080

In 2015, the Company awarded SARs totaling 924,000 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2015 was 7,350,858 shares. There were 5,357,709 shares and 6,099,228 shares available for grant as of December 31, 2015 and 2014.

The weighted average remaining contractual terms of awards outstanding and exercisable as of December 31, 2015 were 5.2 years and 4.1 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2015 were $9 million and $9 million. The total intrinsic value of awards exercised was $5 million, $8 million and $11 million for the years ended 2015, 2014 and 2013. The total fair value of shares vested was $6 million, $7 million and $7 million for the years ended 2015, 2014 and 2013.

The Company recorded stock based compensation expense of $6 million, $6 million and $7 million related to the Loews Plan for the years ended December 31, 2015, 2014 and 2013. The related income tax benefits recognized were $2 million for each year. At December 31, 2015, the compensation cost related to nonvested awards not yet recognized was $9 million, and the weighted average period over which it is expected to be recognized is 2.4 years.

The fair value of granted options and SARs for the Loews Plan were estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31	2015	2014	2013

Expected dividend yield	0.7%	0.6%	0.6%
Expected volatility	19.1%	16.9%	16.3%
Weighted average risk-free interest rate	1.5%	1.7%	1.1%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$6.94	$7.41	$6.75

Note 15. Reinsurance

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

The following table presents the amounts receivable from reinsurers:

December 31	2015	2014
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,087	$4,344
Ceded future policy benefits	207	185
Reinsurance receivables related to paid losses	197	213
Reinsurance receivables	4,491	4,742
Less allowance for doubtful accounts	38	48

Reinsurance receivables, net of allowance for doubtful accounts	$4,453	$4,694

CNA has established an allowance for doubtful accounts on reinsurance receivables. CNA reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.2 billion and $3.4 billion at December 31, 2015 and 2014.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2015 were approximately $2.4 billion from subsidiaries of Berkshire Hathaway Group, $284 million from the Gateway Rivers Insurance Company and $207 million from subsidiaries of the Hartford Insurance Group. The recoverable from the Berkshire Hathaway Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

	Direct	Assumed	Ceded	Net	Assumed/ Net %
(In millions)

Year Ended December 31, 2015

Property and casualty	$9,853	$274	$3,754	$6,373	4.3%
Accident and health	498	50		548	9.1
Earned premiums	$10,351	$324	$3,754	$6,921	4.7%

Year Ended December 31, 2014

Property and casualty	$9,452	$277	$3,073	$6,656	4.2%
Accident and health	508	48		556	8.6
Earned premiums	$9,960	$325	$3,073	$7,212	4.5%

Year Ended December 31, 2013

Property and casualty	$9,063	$258	$2,609	$6,712	3.8%
Accident and health	511	48		559	8.6
Earned premiums	$9,574	$306	$2,609	$7,271	4.2%

Included in the direct and ceded earned premiums for the years ended December 31, 2015, 2014 and 2013 are $3.3 billion, $2.6 billion and $2.2 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Accident and health premiums are from long duration contracts; property and casualty premiums are from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $2.6 billion, $1.4 billion and $1.5 billion for the years ended December 31, 2015, 2014 and 2013, including $2.3 billion, $1.5 billion and $712 million related to the significant third party captive program discussed above. Reinsurance recoveries in 2014 were unfavorably affected by the commutation of a workers’ compensation reinsurance pool.

Note 16. Quarterly Financial Data (Unaudited)

2015 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$3,333	$3,169	$3,435	$3,478

Net income (loss) (a)	(201)	182	170	109
Per share-basic and diluted	(0.58)	0.50	0.46	0.29

2014 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

Total revenues	$3,521	$3,523	$3,593	$3,688

Income from continuing operations	215	179	303	265
Per share-basic	0.58	0.47	0.79	0.68
Per share-diluted	0.57	0.47	0.79	0.68

Discontinued operations, net	(7)	29	(187)	(206)
Per share-basic and diluted	(0.02)	0.08	(0.49)	(0.53)

Net income	208	208	116	59
Per share-basic	0.56	0.55	0.30	0.15
Per share-diluted	0.55	0.55	0.30	0.15

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)	Net loss for the fourth quarter of 2015 includes the impact of a $177 million charge related to recognition of a premium deficiency in CNA’s long term care business and a $182 million asset impairment charge at Diamond Offshore.

Note 17. Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

Note 18. Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of December 31, 2015, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $260 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2015, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In the normal course of business, CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments CNA could be required to pay under these guarantees was approximately $2.0 billion as of December 31, 2015. CNA does not believe a payable is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Diamond Offshore

In February of 2016, Diamond Offshore entered into a ten-year agreement with GE Oil & Gas (“GE”) to provide services with respect to certain blowout preventer and related well control equipment on its four newbuild drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the services agreement with GE, Diamond Offshore will sell the equipment to a GE affiliate for an aggregate $210 million and will lease back such equipment over separate ten-year operating leases. Diamond Offshore does not expect to realize any gain or loss on these sale and leaseback transactions. Future commitments for the full term under the services agreement and leases are estimated to aggregate approximately $650 million.

Diamond Offshore is financially obligated under a contract with Hyundai Heavy Industries, Co. Ltd. (“Hyundai”) for the construction of a dynamically positioned, harsh environment semisubmersible drilling rig. The total cost of the rig including shipyard costs, capital spares, commissioning, project management and shipyard supervision is estimated to be $764 million. The remaining contractual payment of $440 million is due upon delivery of the rig, which is expected to occur in mid-2016.

Note 19. Discontinued Operations

As discussed in Note 2, HighMount and the CAC business are classified and presented as discontinued operations.

The Consolidated Statements of Income include discontinued operations of HighMount as follows:

Year Ended December 31	2014	2013
(In millions)

Revenues:
Other revenue, primarily operating	$150	$259
Total	150	259
Expenses:
Impairment of goodwill		584
Other operating expenses
Impairment of natural gas and oil properties	29	291
Operating	173	252
Interest	8	17
Total	210	1,144
Loss before income tax	(60)	(885)
Income tax benefit	4	311
Results of discontinued operations, net of income tax	(56)	(574)
Impairment loss, net of tax benefit of $62	(138)
Loss from discontinued operations	$(194)	$(574)

In 2014 and 2013, HighMount recorded ceiling test impairment charges of $29 million and $291 million ($19 million and $186 million after tax) related to the carrying value of its natural gas and oil properties. The 2014 write-down was primarily attributable to insufficient reserve additions from exploration activities due to variability in well performance where HighMount was testing different horizontal target zones and hydraulic fracture designs. The 2013 write-downs were primarily attributable to negative reserve revisions due to variability in well performance where HighMount was testing different horizontal target zones and hydraulic fracture designs and due to reduced average NGL prices used in the ceiling test calculations. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairments would have been $29 million and $301 million ($18 million and $192 million after tax) for the years ended December 31, 2014 and 2013.

Recognition of a ceiling test impairment charge was considered a triggering event for purposes of assessing any potential impairment of goodwill at HighMount under a two-step process. The first step compared HighMount’s estimated fair value to its carrying value. Due to the continued low market prices for natural gas and NGLs, the history of quarterly ceiling test write-downs during 2013 and the then potential for future impairments, and negative reserve revisions recognized during 2013, HighMount reassessed its goodwill impairment analysis. To determine fair value, HighMount used a market approach which required significant estimates and assumptions and utilized significant unobservable inputs, representing a Level 3 fair value measurement. These estimates and assumptions primarily included, but were not limited to, earnings before interest, tax, depreciation and amortization, production and reserves, control premium, discount rates and required capital expenditures. These valuation techniques were based on analysis of comparable public companies, adjusted for HighMount’s growth profile. In the first step, HighMount determined that its carrying value exceeded its fair value requiring HighMount to perform the second step and to estimate the fair value of its assets and liabilities. The carrying value of goodwill was limited to the amount that HighMount’s estimated fair value exceeded the fair value of assets and liabilities. As a result, HighMount recorded a goodwill impairment charge of $584 million ($382 million after tax) for the year ended December 31, 2013, consisting of all of its remaining goodwill.

The Consolidated Statements of Income include discontinued operations of the CAC business as follows:

Year Ended December 31	2014	2013
(In millions)

Revenues:
Net investment income	$94	$168
Investment gains	3	11
Other revenues		2
Total	97	181

Expenses:
Insurance claims and policyholders’ benefits	75	141
Other operating expenses	2	3
Total	77	144
Income before income tax	20	37
Income tax expense	(6)	(15)
Results of discontinued operations, net of income tax	14	22
Loss on sale, net of tax benefit of $40	(211)
Amounts attributable to noncontrolling interests	20	(2)
Income (loss) from discontinued operations	$(177)	$20

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

CNA’s results are reported in four business segments: Specialty, Commercial, International and Other Non-Core. Specialty provides a broad array of professional, financial and specialty property and casualty products and services, through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s of London marketplace. Other Non-Core primarily includes the results of CNA’s long term care business that is in run-off and also includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP.

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 32 drilling rigs, including one newbuild rig which is under construction, and four jack-up rigs which are being marketed for sale. On December 31, 2015, Diamond Offshore’s drilling rigs were located offshore of seven countries in addition to the United States.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas and NGLs and gathering and processing of natural gas. This segment consists of interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana and Texas, with approximately 14,525 miles of pipeline.

Loews Hotels operates a chain of 24 hotels, 23 of which are in the United States and one of which is in Canada.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Year Ended December 31	2015	2014	2013
(In millions)

Revenues (a):

CNA Financial:
Property and Casualty:
Specialty	$3,579	$3,708	$3,676
Commercial	3,371	3,683	3,984
International	856	973	981
Other Non-Core	1,295	1,328	1,291
Total CNA Financial	9,101	9,692	9,932
Diamond Offshore	2,428	2,825	2,926
Boardwalk Pipeline	1,254	1,236	1,232
Loews Hotels	604	475	380
Corporate and other	28	97	143
Total	$13,415	$14,325	$14,613

Year Ended December 31	2015	2014	2013
(In millions)

Income (loss) before income tax and noncontrolling interests (a)(b):

CNA Financial:
Property and Casualty:
Specialty	$810	$967	$1,005
Commercial	514	477	662
International	59	102	117
Other Non-Core	(830)	(331)	(501)
Total CNA Financial	553	1,215	1,283
Diamond Offshore	(402)	514	774
Boardwalk Pipeline	227	140	241
Loews Hotels	28	21	(4)
Corporate and other	(162)	(80)	(17)
Total	$244	$1,810	$2,277

Net income (loss) (a)(b):

CNA Financial:
Property and Casualty:
Specialty	$483	$578	$598
Commercial	303	285	394
International	34	62	65
Other Non-Core	(387)	(123)	(230)
Total CNA Financial	433	802	827
Diamond Offshore	(156)	183	257
Boardwalk Pipeline	74	18	78
Loews Hotels	12	11	(3)
Corporate and other	(103)	(52)	(10)
Income from continuing operations	260	962	1,149
Discontinued operations, net		(371)	(554)
Total	$260	$591	$595

(a) Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:
Year Ended December 31	2015	2014	2013

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
Property and Casualty:
Specialty	$(33)	$15	$(5)
Commercial	(47)	16	(15)
International	1	(1)	5
Other Non-Core	8	24	31
Total	$(71)	$54	$16

Net income (loss):

CNA Financial:
Property and Casualty:
Specialty	$(19)	$9	$(2)
Commercial	(28)	9	(9)
International	1	(1)	3
Other Non-Core	12	15	18
Total	$(34)	$32	$10

(b)	Income taxes and interest expense are as follows:

Year Ended December 31	2015		2014		2013
	Income	Interest	Income	Interest	Income	Interest
	Taxes	Expense	Taxes	Expense	Taxes	Expense

CNA Financial:
Property and Casualty:
Specialty	$271		$324		$340
Commercial	175		159		223
International	22	$1	34	$1	45	$1
Other Non-Core	(397)	154	(195)	182	(245)	165
Total CNA Financial	71	155	322	183	363	166
Diamond Offshore	(117)	94	142	62	245	25
Boardwalk Pipeline	46	176	11	165	56	163
Loews Hotels	16	21	10	14	(1)	9
Corporate and other	(59)	74	(28)	74	(7)	62
Total	$(43)	$520	$457	$498	$656	$425

Note 21. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2015 and 2014, and consolidating statements of income information for the years ended December 31, 2015, 2014 and 2013. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,699	$117		$81	$4,503		$49,400
Cash	387	13	$4	12	24		440
Receivables	7,384	409	93	35	96	$24	8,041
Property, plant and equipment	333	6,382	7,712	1,003	47		15,477
Deferred income taxes	662			3	68	(733)	-
Goodwill	114		237				351
Investments in capital stocks of subsidiaries					15,129	(15,129)	-
Other assets	850	235	330	288		19	1,722
Deferred acquisition costs of insurance subsidiaries	598						598
Total assets	$55,027	$7,156	$8,376	$1,422	$19,867	$(15,819)	$76,029

Liabilities and Equity:

Insurance reserves	$36,486						$36,486
Payable to brokers	358				$209		567
Short term debt	351	$287		$2	400		1,040
Long term debt	2,215	1,982	$3,469	596	1,281		9,543
Deferred income taxes	5	276	766	47		$(712)	382
Other liabilities	3,883	496	510	70	220	22	5,201
Total liabilities	43,298	3,041	4,745	715	2,110	(690)	53,219
Total shareholders’ equity	10,516	2,195	1,517	705	17,757	(15,129)	17,561
Noncontrolling interests	1,213	1,920	2,114	2			5,249
Total equity	11,729	4,115	3,631	707	17,757	(15,129)	22,810
Total liabilities and equity	$55,027	$7,156	$8,376	$1,422	$19,867	$(15,819)	$76,029

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$46,262	$234		$75	$5,461		$52,032
Cash	190	16	$8	9	141		364
Receivables	7,097	490	128	29	82	$(56)	7,770
Property, plant and equipment	280	6,949	7,649	671	62		15,611
Deferred income taxes	222			2	374	(598)	-
Goodwill	117	20	237				374
Investments in capital stocks of subsidiaries					15,974	(15,974)	-
Other assets	778	307	304	206	7	14	1,616
Deferred acquisition costs of insurance subsidiaries	600						600
Total assets	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Liabilities and Equity:

Insurance reserves	$36,380						$36,380
Payable to brokers	117	$5			$551		673
Short term debt		250		$85			335
Long term debt	2,561	1,981	$3,690	421	1,680		10,333
Deferred income taxes	11	514	732	36		$(400)	893
Other liabilities	3,713	792	400	17	421	(240)	5,103
Total liabilities	42,782	3,542	4,822	559	2,652	(640)	53,717
Total shareholders’ equity	11,457	2,359	1,558	431	19,449	(15,974)	19,280
Noncontrolling interests	1,307	2,115	1,946	2			5,370
Total equity	12,764	4,474	3,504	433	19,449	(15,974)	24,650
Total liabilities and equity	$55,546	$8,016	$8,326	$992	$22,101	$(16,614)	$78,367

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$6,921						$6,921
Net investment income	1,840	$3	$1		$22		1,866
Intercompany interest and dividends					816	$(816)	-
Investment losses	(71)						(71)
Contract drilling revenues		2,360					2,360
Other revenues	411	65	1,253	$604	6		2,339
Total	9,101	2,428	1,254	604	844	(816)	13,415

Expenses:

Insurance claims and policyholders’ benefits	5,384						5,384
Amortization of deferred acquisition costs	1,540						1,540
Contract drilling expenses		1,228					1,228
Other operating expenses	1,469	1,508	851	555	116		4,499
Interest	155	94	176	21	74		520
Total	8,548	2,830	1,027	576	190	-	13,171
Income (loss) before income tax	553	(402)	227	28	654	(816)	244
Income tax (expense) benefit	(71)	117	(46)	(16)	59		43
Net income (loss)	482	(285)	181	12	713	(816)	287
Amounts attributable to noncontrolling interests	(49)	129	(107)				(27)
Net income (loss) attributable to Loews Corporation	$433	$(156)	$74	$12	$713	$(816)	$260

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,212						$7,212
Net investment income	2,067	$1	$1		$94		2,163
Intercompany interest and dividends					782	$(782)	-
Investment gains	54						54
Contract drilling revenues		2,737					2,737
Other revenues	359	87	1,235	$475	3		2,159
Total	9,692	2,825	1,236	475	879	(782)	14,325

Expenses:

Insurance claims and policyholders’ benefits	5,591						5,591
Amortization of deferred acquisition costs	1,317						1,317
Contract drilling expenses		1,524					1,524
Other operating expenses	1,386	725	931	440	103		3,585
Interest	183	62	165	14	74		498
Total	8,477	2,311	1,096	454	177	-	12,515
Income before income tax	1,215	514	140	21	702	(782)	1,810
Income tax (expense) benefit	(322)	(142)	(11)	(10)	28		(457)
Income from continuing operations	893	372	129	11	730	(782)	1,353
Discontinued operations, net	(197)				(194)		(391)
Net income	696	372	129	11	536	(782)	962
Amounts attributable to noncontrolling interests	(71)	(189)	(111)				(371)
Net income attributable to Loews Corporation	$625	$183	$18	$11	$536	$(782)	$591

Loews Corporation

Consolidating Statement of Income Information

Year Ended December 31, 2013	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,271						$7,271
Net investment income	2,282	$1	$1		$141		2,425
Intercompany interest and dividends					736	$(736)	-
Investment gains	16						16
Contract drilling revenues		2,844					2,844
Other revenues	363	81	1,231	$380	2		2,057
Total	9,932	2,926	1,232	380	879	(736)	14,613

Expenses:

Insurance claims and policyholders’ benefits	5,806						5,806
Amortization of deferred acquisition costs	1,362						1,362
Contract drilling expenses		1,573					1,573
Other operating expenses	1,315	554	828	375	98		3,170
Interest	166	25	163	9	62		425
Total	8,649	2,152	991	384	160	-	12,336
Income (loss) before income tax	1,283	774	241	(4)	719	(736)	2,277
Income tax (expense) benefit	(363)	(245)	(56)	1	7		(656)
Income (loss) from continuing operations	920	529	185	(3)	726	(736)	1,621
Discontinued operations, net	22				(574)		(552)
Net income (loss)	942	529	185	(3)	152	(736)	1,069
Amounts attributable to noncontrolling interests	(95)	(272)	(107)				(474)
Net income (loss) attributable to Loews Corporation	$847	$257	$78	$(3)	$152	$(736)	$595

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of December 31, 2015.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2015. The independent registered public accounting firm of the Company reported on the effectiveness of internal control over financial reporting as of December 31, 2015. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2015, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Page Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013	181

Schedule II–Valuation and qualifying accounts for the years ended December 31, 2015, 2014 and 2013	183

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013	184

	Description	Exhibit Number

3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009	3.01

	By-Laws of the Registrant as amended through October 9, 2007, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q filed October 31, 2007	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K

(10)	Material Contracts

	Loews Corporation Executive Deferred Compensation Plan, effective as of January 1, 2016	10.01*+

Loews Corporation Incentive Compensation Plan for Executive Officers, as amended through October 30, 2009, incorporated herein by reference to Exhibit 10.02 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.02+

	Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed with the Commission on March 26, 2012	10.03+

Description	Exhibit Number

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008	10.04

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.05 to the Registrant’s Report on Form 10-K for the year ended December 31, 2014	10.05+

Amendment dated as of February 12, 2016 to Amended and Restated Employment Agreement between Registrant and Andrew H. Tisch	10.06*+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.07+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.08+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.09+

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.09 to the Registrant’s Report on Form 10-K for the year ended December 31, 2014	10.10+

Amendment dated as of February 12, 2016 to Amended and Restated Employment Agreement between Registrant and James S. Tisch	10.11*+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.12+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.13+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.14+

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K for the year ended December 31, 2014	10.15+

Amendment dated as of February 12, 2016 to Amended and Restated Employment Agreement between Registrant and Jonathan M. Tisch	10.16*+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.17+

Exhibit
	Description	Number

	Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.18+

	Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.19+

	Form of Stock Option Certificate for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2009	10.20+

	Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2009	10.21+

	Lease agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed August 4, 2009	10.22

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

Exhibit
	Description	Number

(100)	XBRL Related Documents

	XBRL Instance Document	101.INS*

	XBRL Taxonomy Extension Schema	101.SCH*

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	XBRL Taxonomy Label Linkbase	101.LAB*

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 19, 2016	By	/s/ David B. Edelson
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 19, 2016	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 19, 2016	By	/s/ David B. Edelson
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Dated: February 19, 2016	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Vice President and
Chief Accounting Officer)

Dated: February 19, 2016	By	/s/ Lawrence S. Bacow
(Lawrence S. Bacow, Director)

Dated: February 19, 2016	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated: February 19, 2016	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated: February 19, 2016	By	/s/ Charles D. Davidson
(Charles D. Davidson, Director)

Dated: February 19, 2016	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated: February 19, 2016	By	/s/ Jacob A. Frenkel
(Jacob A. Frenkel, Director)

Dated: February 19, 2016	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated: February 19, 2016	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated: February 19, 2016	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated: February 19, 2016	By	/s/ Ken Miller
(Ken Miller, Director)

Dated: February 19, 2016	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 19, 2016	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

Dated: February 19, 2016	By	/s/ Anthony Welters
(Anthony Welters, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION

BALANCE SHEETS

ASSETS

December 31	2015	2014

(In millions)

Current assets, principally investment in short term instruments	$2,888	$3,959
Investments in securities	1,487	1,439
Investments in capital stocks of subsidiaries, at equity	15,129	15,974
Other assets	99	585

Total assets	$19,603	$21,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$260	$618
Short term debt	400
Long term debt	1,281	1,680
Deferred income tax and other	101	379

Total liabilities	2,042	2,677
Shareholders’ equity	17,561	19,280

Total liabilities and shareholders’ equity	$19,603	$21,957

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2015	2014	2013

(In millions)

Revenues:
Equity in income of subsidiaries (a)	$302	$1,034	$1,218
Interest and other	74	92	83

Total	376	1,126	1,301

Expenses:
Administrative	108	97	91
Interest	74	74	62

Total	182	171	153

Income before income tax	194	955	1,148
Income tax benefit	66	7	1

Income from continuing operations	260	962	1,149
Discontinued operations, net		(371)	(554)

Net income	260	591	595
Equity in other comprehensive loss of subsidiaries	(638)	(59)	(341)

Total comprehensive income (loss)	$(378)	$532	$254

SCHEDULE I

(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF CASH FLOWS

Year Ended December 31	2015	2014	2013

(In millions)

Operating Activities:
Net income	$260	$591	$595
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity method investees	488	95	58
Provision for deferred income taxes	113	(62)	(376)
Changes in operating assets and liabilities, net:
Receivables	(6)	(2)	(1)
Accounts payable and accrued liabilities	71	200	511
Trading securities	718	(269)	(787)
Other, net	(8)	(23)	(59)

	1,636	530	(59)

Investing Activities:
Investments in and advances to subsidiaries	(285)	130	(669)
Change in investments, primarily short term		7	111
Other	(4)	(2)	(3)

	(289)	135	(561)

Financing Activities:
Dividends paid	(90)	(95)	(97)
Issuance of common stock	7	6	5
Purchases of treasury shares	(1,265)	(622)	(228)
Issuance of debt			983
Other	1	2	1

	(1,347)	(709)	664

Net change in cash	-	(44)	44
Cash, beginning of year		44

Cash, end of year	$-	$-	$44

(a)	Cash dividends paid to the Company by affiliates amounted to $816, $782 and $736 for the years ended December 31, 2015, 2014 and 2013.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

(In millions)
	For the Year Ended December 31, 2015

Deducted from assets:
Allowance for doubtful accounts	$117	$ -	$ -	$21	$96

Total	$117	$ -	$ -	$21	$96

	For the Year Ended December 31, 2014

Deducted from assets:
Allowance for doubtful accounts	$329	$ -	$ -	$212	$117

Total	$329	$ -	$ -	$212	$117

	For the Year Ended December 31, 2013

Deducted from assets:
Allowance for doubtful accounts	$213	$ 23	$ 140	$47	$329

Total	$213	$ 23	$ 140	$47	$329

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2015	2014

(In millions)

Deferred acquisition costs	$598	$600
Reserves for unpaid claim and claim adjustment expenses	22,663	23,271
Discount deducted from claim and claim adjustment expense
reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,534	1,578
Unearned premiums	3,671	3,592

Year Ended December 31	2015	2014	2013

(In millions)

Net written premiums	$6,962	$7,088	$7,348
Net earned premiums	6,921	7,212	7,271
Net investment income	1,807	2,031	2,240
Incurred claim and claim adjustment expenses related to current year	4,934	5,043	5,113
Incurred claim and claim adjustment expenses related to prior years	(255)	(39)	(115)
Amortization of deferred acquisition costs	1,540	1,317	1,362
Paid claim and claim adjustment expenses	4,945	5,297	5,566