Form 10-Q
period 2016-03-31
LOEWS CORP
filed 2016-05-03
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer    X      Accelerated filer               Non-accelerated filer              Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Class	Outstanding at April 22, 2016
Common stock, $0.01 par value	339,016,271 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,507 and $37,407	$40,475	$39,701
Equity securities, cost of $817 and $824	777	752
Limited partnership investments	3,301	3,313
Other invested assets, primarily mortgage loans	822	824
Short term investments	5,275	4,810

Total investments	50,650	49,400
Cash	308	440
Receivables	8,227	8,041
Property, plant and equipment	15,351	15,477
Goodwill	350	351
Other assets	1,716	1,699
Deferred acquisition costs of insurance subsidiaries	622	598

Total assets	$77,224	$76,006

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,018	$22,663
Future policy benefits	10,500	10,152
Unearned premiums	3,807	3,671

Total insurance reserves	37,325	36,486
Payable to brokers	630	567
Short term debt	3	1,040
Long term debt	10,584	9,520
Deferred income taxes	540	382
Other liabilities	5,017	5,201

Total liabilities	54,099	53,196

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 339,933,179 and 339,897,547 shares	3	3
Additional paid-in capital	3,177	3,184
Retained earnings	14,812	14,731
Accumulated other comprehensive loss	(126)	(357)

	17,866	17,561
Less treasury stock, at cost (918,767 shares)	(33)

Total shareholders’ equity	17,833	17,561
Noncontrolling interests	5,292	5,249

Total equity	23,125	22,810

Total liabilities and equity	$77,224	$76,006

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2016	2015

(In millions, except per share data)

Revenues:
Insurance premiums	$1,699	$1,687
Net investment income	422	588
Investment gains (losses):
Other-than-temporary impairment losses	(23)	(12)
Other net investment gains (losses)	(5)	22

Total investment gains (losses)	(28)	10
Contract drilling revenues	444	600
Other revenues	636	593

Total	3,173	3,478

Expenses:
Insurance claims and policyholders’ benefits	1,408	1,339
Amortization of deferred acquisition costs	307	303
Contract drilling expenses	213	351
Other operating expenses (Note 4)	907	1,249
Interest	143	131

Total	2,978	3,373

Income before income tax	195	105
Income tax (expense) benefit	4	(56)

Net income	199	49
Amounts attributable to noncontrolling interests	(97)	60

Net income attributable to Loews Corporation	$102	$109

Basic and diluted net income per share	$0.30	$0.29

Dividends per share	$0.0625	$0.0625

Weighted average shares outstanding:
Shares of common stock	339.10	372.83
Dilutive potential shares of common stock	0.15	0.36

Total weighted average shares outstanding assuming dilution	339.25	373.19

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31	2016	2015

(In millions)

Net income	$199	$49

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	5	(1)
Net other unrealized gains on investments	228	110

Total unrealized gains on available-for-sale investments	233	109
Unrealized gains on cash flow hedges	1	3
Pension liability	8	4
Foreign currency	14	(96)

Other comprehensive income	256	20

Comprehensive income	455	69

Amounts attributable to noncontrolling interests	(122)	57

Total comprehensive income attributable to Loews Corporation	$333	$126

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2015	$24,650	$4	$3,481	$15,515	$280	$-	$5,370
Net income	49			109			(60)
Other comprehensive income	20				17		3
Dividends paid	(105)			(23)			(82)
Issuance of equity securities by subsidiary	109		(2)		1		110
Purchases of subsidiary stock from noncontrolling interests	(26)		3				(29)
Purchases of Loews treasury stock	(71)					(71)
Issuance of Loews common stock	7		7
Stock-based compensation	5		5
Other	(8)		(17)	(1)			10

Balance, March 31, 2015	$24,630	$4	$3,477	$15,600	$298	$(71)	$5,322

Balance, January 1, 2016	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249
Net income	199			102			97
Other comprehensive income	256				231		25
Dividends paid	(96)			(21)			(75)
Purchases of subsidiary stock from noncontrolling interests	(9)		3				(12)
Purchases of Loews treasury stock	(33)					(33)
Stock-based compensation	3		2				1
Other	(5)		(12)				7

Balance, March 31, 2016	$23,125	$3	$3,177	$14,812	$(126)	$(33)	$5,292

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2016	2015

(In millions)

Operating Activities:

Net income	$199	$49
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	585	510
Changes in operating assets and liabilities, net:
Receivables	(275)	(153)
Deferred acquisition costs	(23)	(13)
Insurance reserves	511	304
Other assets	(20)	(57)
Other liabilities	(287)	(227)
Trading securities	(541)	(371)

Net cash flow operating activities	149	42

Investing Activities:

Purchases of fixed maturities	(2,238)	(1,919)
Proceeds from sales of fixed maturities	1,722	1,144
Proceeds from maturities of fixed maturities	490	1,144
Purchases of limited partnership investments	(170)	(34)
Proceeds from sales of limited partnership investments	89	20
Purchases of property, plant and equipment	(292)	(453)
Dispositions	220	5
Change in short term investments	16	197
Other, net	6	(10)

Net cash flow investing activities	(157)	94

Financing Activities:

Dividends paid	(21)	(23)
Dividends paid to noncontrolling interests	(75)	(82)
Purchases of subsidiary stock from noncontrolling interests	(8)	(24)
Purchases of Loews treasury stock	(33)	(67)
Issuance of Loews common stock		7
Proceeds from sale of subsidiary stock		84
Principal payments on debt	(1,809)	(759)
Issuance of debt	1,824	636
Other, net	(1)	5

Net cash flow financing activities	(123)	(223)

Effect of foreign exchange rate on cash	(1)	(6)

Net change in cash	(132)	(93)
Cash, beginning of period	440	364

Cash, end of period	$308	$271

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2016 and December 31, 2015 and the results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2016 and 2015. Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock appreciation rights (“SARs”) of 6.1 million and 3.5 million shares were not included in the diluted weighted average shares amounts for the three months ended March 31, 2016 and 2015 due to the exercise price being greater than the average stock price.

Accounting changes – In April of 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The updated accounting guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred asset. As required, the Company’s Consolidated Condensed Balance Sheet has been retrospectively adjusted to reflect the effect of the adoption of the updated accounting guidance, which resulted in a decrease of $23 million in Other assets and Long term debt at December 31, 2015.

Recently issued ASUs – In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. In August of 2015, the FASB formally amended the effective date of this update to annual reporting periods beginning after December 15, 2017, including interim periods, and it can be adopted either retrospectively or with a cumulative effect adjustment at the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements.

In May of 2015, the FASB issued ASU 2015-09, “Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts.” The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The guidance is effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, and expects the primary change to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

2.  Investments

Net investment income is as follows:

Three Months Ended March 31	2016	2015
(In millions)

Fixed maturity securities	$446	$443
Limited partnership investments	(40)	160
Short term investments	3	3
Equity securities	3	3
Income (loss) from trading portfolio (a)	15	(15)
Other	9	8
Total investment income	436	602
Investment expenses	(14)	(14)
Net investment income	$422	$588

(a)      Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $15 and $(14) for the three months ended March 31, 2016 and 2015.

Investment gains (losses) are as follows:

Three Months Ended March 31	2016	2015
(In millions)

Fixed maturity securities	$(17)	$12
Equity securities	(5)
Derivative instruments	(7)	(1)
Short term investments and other	1	(1)
Investment gains (losses) (a)	$(28)	$10

(a)	Includes gross realized gains of $45 and $34 and gross realized losses of $67 and $22 on available-for-sale securities for the three months ended March 31, 2016 and 2015.

The components of net other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2016	2015

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$16	$5
States, municipalities and political subdivisions		5
Asset-backed:
Residential mortgage-backed		1
Other asset-backed	2

Total asset-backed	2	1

Total fixed maturities available-for-sale	18	11

Equity securities available-for-sale:
Common stock	5	1

Net OTTI losses recognized in earnings	$23	$12

The amortized cost and fair values of securities are as follows:

March 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,093	$ 1,255	$236	$18,112
States, municipalities and political subdivisions	11,478	1,704	3	13,179	$(15)
Asset-backed:
Residential mortgage-backed	5,028	197	19	5,206	(33)
Commercial mortgage-backed	2,137	78	16	2,199
Other asset-backed	937	4	20	921

Total asset-backed	8,102	279	55	8,326	(33)
U.S. Treasury and obligations of government-sponsored enterprises	133	7		140
Foreign government	447	17	1	463
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,286	3,264	295	40,255	(48)
Fixed maturities trading	221		1	220

Total fixed maturities	37,507	3,264	296	40,475	(48)

Equity securities:
Common stock	37	6	2	41
Preferred stock	145	5	2	148

Equity securities available-for-sale	182	11	4	189	-
Equity securities trading	635	74	121	588

Total equity securities	817	85	125	777	-

Total	$38,324	$ 3,349	$421	$41,252	$(48)

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

Fixed maturity securities:
Corporate and other bonds	$17,097	$1,019	$347	$17,769
States, municipalities and political subdivisions	11,729	1,453	8	13,174	$(4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197
Other asset-backed	923	6	8	921

Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5		67
Foreign government	334	13	1	346
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,267	2,707	393	39,581	(41)
Fixed maturities, trading	140		20	120

Total fixed maturities	37,407	2,707	413	39,701	(41)

Equity securities:
Common stock	46	3	1	48
Preferred stock	145	7	3	149

Equity securities available-for-sale	191	10	4	197	-
Equity securities, trading	633	56	134	555

Total equity securities	824	66	138	752	-

Total	$38,231	$2,773	$551	$40,453	$(41)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core business would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of March 31, 2016 and December 31, 2015, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $1,176 million and $996 million.

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

March 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$2,669	$174	$279	$62	$2,948	$236
States, municipalities and political subdivisions	90	3	64		154	3
Asset-backed:
Residential mortgage-backed	376	11	159	8	535	19
Commercial mortgage-backed	505	14	102	2	607	16
Other asset-backed	572	20	5		577	20

Total asset-backed	1,453	45	266	10	1,719	55
U.S. Treasury and obligations of government-sponsored enterprises	23				23
Foreign government	54	1			54	1
Redeemable preferred stock	2				2

Total fixed maturity securities	4,291	223	609	72	4,900	295

Common stock	6	2			6	2
Preferred stock	17	2			17	2

Total	$4,314	$227	$609	$72	$4,923	$299

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed maturity securities:
Corporate and other bonds	$4,882	$ 302	$174	$ 45	$5,056	$347
States, municipalities and political subdivisions	338	8	75		413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5		557	8

Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government-sponsored enterprises	4				4
Foreign government	54	1			54	1
Redeemable preferred stock	3				3

Total fixed maturity securities	7,448	338	514	55	7,962	393
Common stock	3	1			3	1
Preferred stock	13	3			13	3

Total	$7,464	$ 342	$514	$ 55	$7,978	$397

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors, including volatility in the energy and metals and mining sectors. As of March 31, 2016, the Company held fixed maturity securities and equity securities with an estimated fair value and a cost or amortized cost of $2.5 billion in the energy and metals and mining sectors. The portion of these securities in a gross unrealized loss position had an estimated fair value of $1.1 billion and a cost or amortized cost of $1.2 billion. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2016.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2016 and 2015 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three Months Ended March 31	2016	2015

(In millions)

Beginning balance of credit losses on fixed maturity securities	$53	$62
Reductions for securities sold during the period	(5)	(1)

Ending balance of credit losses on fixed maturity securities	$48	$61

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2016		December 31, 2015

	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

(In millions)

Due in one year or less	$1,747	$1,773	$1,574	$1,595
Due after one year through five years	8,352	8,753	7,738	8,082
Due after five years through ten years	14,587	15,129	14,652	14,915
Due after ten years	12,600	14,600	13,303	14,989

Total	$37,286	$40,255	$37,267	$39,581

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

	March 31, 2016			December 31, 2015
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

Without hedge designation:

Equity markets:
Options – purchased	$906	$21		$ 501	$16
– written	238		$(10)	614		$ (28)
Futures – long				312		(1)
– short	101
Interest rate risk:
Futures – long				63
Foreign exchange:
Currency forwards – long	267	8		133	2
– short	262		(10)	152
Currency options – long	300	3		550	7
Commodities:
Futures – long	64
Embedded derivative on funds withheld liability	178		(1)	179	5

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

March 31, 2016	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$17,919	$193	$18,112
States, municipalities and political subdivisions		13,177	2	13,179
Asset-backed:
Residential mortgage-backed		5,078	128	5,206
Commercial mortgage-backed		2,172	27	2,199
Other asset-backed		871	50	921

Total asset-backed		8,121	205	8,326
U.S. Treasury and obligations of government-sponsored enterprises	$139	1		140
Foreign government		463		463
Redeemable preferred stock	35			35

Fixed maturities available-for-sale	174	39,681	400	40,255
Fixed maturities trading		217	3	220

Total fixed maturities	$174	$39,898	$403	$40,475

Equity securities available-for-sale	$170		$19	$189
Equity securities trading	588			588

Total equity securities	$758	$-	$19	$777

Short term investments	$4,135	$1,064		$5,199
Other invested assets	102	17		119
Receivables		12		12
Life settlement contracts			$72	72
Payable to brokers	(102)	(10)		(112)

December 31, 2015	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$17,601	$168	$17,769
States, municipalities and political subdivisions		13,172	2	13,174
Asset-backed:
Residential mortgage-backed		4,938	134	5,072
Commercial mortgage-backed		2,175	22	2,197
Other asset-backed		868	53	921

Total asset-backed		7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	$66	1		67
Foreign government		346		346
Redeemable preferred stock	35			35

Fixed maturities available-for-sale	101	39,101	379	39,581
Fixed maturities trading		35	85	120

Total fixed maturities	$101	$39,136	$464	$39,701

Equity securities available-for-sale	$177		$20	$197
Equity securities trading	554		1	555

Total equity securities	$731	$-	$21	$752

Short term investments	$3,600	$1,134		$4,734
Other invested assets	102	44		146
Receivables		9	$3	12
Life settlement contracts			74	74
Payable to brokers	(196)			(196)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers into Level 3	Transfers out of Level 3		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at March 31
2016	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements			Balance, March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$168	$(1)	$4	$53	$(16)	$(3)		$(12)	$193
States, municipalities and political subdivisions	2								2
Asset-backed:
Residential mortgage-backed	134	1				(5)		(2)	128
Commercial mortgage- backed	22			9				(4)	27
Other asset-backed	53						$2	(5)	50

Total asset-backed	209	1	-	9	-	(5)	2	(11)	205	$-

Fixed maturities available-for-sale	379		4	62	(16)	(8)	2	(23)	400
Fixed maturities trading	85	1		2	(85)				3

Total fixed maturities	$464	$1	$4	$64	$(101)	$(8)	$2	$(23)	$403	$-

Equity securities available-for-sale	$20		$(1)						$19
Equity securities trading	1				$(1)				-

Total equity securities	$21	$-	$(1)	$-	$(1)	$-	$-	$-	$19	$-

Life settlement contracts	$74	$4				$(6)			$72	$1
Derivative financial instruments, net	3	(1)			$(2)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers into Level 3	Transfers out of Level 3		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at March 31
2015	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements			Balance, March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$162	$1		$12	$(12)	$(14)	$37		$186
States, municipalities and political subdivisions	94	1				(9)			86
Asset-backed:
Residential mortgage-backed	189	1		72		(10)		$(20)	232
Commercial mortgage- backed	83	1	$1	6		(1)		(26)	64
Other asset-backed	655	1	9	35	(144)	(3)			553

Total asset-backed	927	3	10	113	(144)	(14)	-	(46)	849	$-

Fixed maturities available-for-sale	1,183	5	10	125	(156)	(37)	37	(46)	1,121
Fixed maturities trading	90				(1)				89

Total fixed maturities	$1,273	$5	$10	$125	$(157)	$(37)	$37	$(46)	$1,210	$-

Equity securities available-for-sale	$16		$(3)						$13
Equity securities trading	1								1

Total equity securities	$17	$-	$(3)	$-	$-	$-	$-	$-	$14	$-

Life settlement contracts	$82	$13				$(16)			$79	$1

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended March 31, 2016 and 2015 there were no transfers between Level 1 and Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

March 31, 2016	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

	(In millions)

Fixed maturity securities	$142	Discounted cash flow	Credit spread	0% – 20% (4%)

Life settlement contracts	72	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (164%)

December 31, 2015

Fixed maturity securities	$138	Discounted cash flow	Credit spread	3% – 184% (6%)

Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (164%)

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

	Carrying	Estimated Fair Value
March 31, 2016	Amount	Level 1	Level 2	Level 3	Total

(In millions)

Assets:
Other invested assets, primarily mortgage loans	$675			$697	$697

Liabilities:
Short term debt	2			2	2
Long term debt	10,571		$9,610	648	10,258

December 31, 2015

Assets:
Other invested assets, primarily mortgage loans	$678			$688	$688

Liabilities:
Short term debt	1,038		$1,050	2	1,052
Long term debt	9,507		8,538	595	9,133

The following methods and assumptions were used in estimating the fair value of these financial assets and liabilities.

The fair value of mortgage loans, included in Other invested assets, was based on the present value of the expected future cash flows discounted at the current interest rate for similar financial instruments, adjusted for specific loan risk.

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

4.  Property, Plant and Equipment

Diamond Offshore

Sale of Assets

In February of 2016, Diamond Offshore entered into a ten-year agreement with a subsidiary of GE Oil & Gas (“GE”) to provide services with respect to certain blowout preventer and related well control equipment on four newly-built drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement with GE, Diamond Offshore will sell the well control equipment to a GE affiliate and subsequently lease back such equipment over separate ten-year operating leases. During March of 2016, Diamond Offshore executed two sale and leaseback transactions and received $105 million in proceeds with no gain or loss recognized on the transactions. Future commitments under the operating leases and contractual services agreements are estimated to aggregate approximately $327 million over the term of the agreements. Diamond Offshore expects to complete the remaining sale and leaseback transactions in the second and fourth quarters of 2016.

Asset Impairments

During the first quarter of 2016, in response to continued deterioration of the market fundamentals in the oil and gas industry, significant cutbacks in customer capital spending plans and contract cancellations by customers as well as recently announced regulatory requirements in the U.S. Gulf of Mexico, Diamond Offshore evaluated ten of its drilling rigs with indications that their carrying amounts may not be recoverable. Using an undiscounted, projected probability-weighted cash flow analysis, Diamond Offshore determined that the carrying values of these rigs were not impaired.

If market fundamentals in the oil and gas industry deteriorate or if Diamond Offshore is unable to extend or secure new contracts for its current, actively-marketed drilling fleet or reactivate any of its cold stacked rigs or if Diamond Offshore experiences unfavorable changes to actual dayrates and rig utilization, additional impairment losses may be required to be recognized in future periods.

During the first quarter of 2015, Diamond Offshore evaluated 17 of its drilling rigs with indications that their carrying amounts may not be recoverable. Based on this evaluation, Diamond Offshore determined that seven mid-water semisubmersibles as well as an older drillship were impaired and an impairment loss was recognized aggregating $359 million ($158 million after tax and noncontrolling interests) for the three months ended March 31, 2015.

See Note 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for further discussion of Diamond Offshore’s asset impairments.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $36 million and $29 million for the three months ended March 31, 2016 and 2015. Catastrophe losses in 2016 related primarily to U.S. weather-related events.

Net Prior Year Development

The following tables and discussion present net prior year development.

Three Months Ended March 31, 2016	Specialty	Commercial	International	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(34)	$(14)	$(4)	$(52)
Pretax (favorable) unfavorable premium development	(11)	(2)	(1)	(14)

Total pretax (favorable) unfavorable net prior year development	$(45)	$(16)	$(5)	$(66)

Three Months Ended March 31, 2015

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$2	$(5)	$(4)	$(7)
Pretax (favorable) unfavorable premium development	(6)	(1)	16	9

Total pretax (favorable) unfavorable net prior year development	$(4)	$(6)	$12	$2

Specialty

The following table and discussion present further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the Specialty segment:

Three Months Ended March 31	2016	2015

(In millions)

Medical professional liability	$(7)	$14
Other professional liability and management liability	(9)	(3)
Surety		1
Warranty	2
Other	(20)	(10)

Total pretax (favorable) unfavorable development	$(34)	$2

2016

Favorable development for medical professional liability was due to lower than expected severity in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 recorded related to higher than expected large loss emergence and higher than expected severity in accident years 2014 and 2015.

Favorable development in other professional liability and management liability was primarily related to favorable settlements on claims in accident years 2011 through 2013. This was partially offset by unfavorable development recorded related to a specific financial institutions claim in accident year 2014 and continued deterioration on claims in accident year 2009 related to the credit crisis.

Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2015.

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

Commercial

The following table and discussion present further detail of the development recorded for the Commercial segment:

Three Months Ended March 31	2016	2015

(In millions)

Commercial auto	$(15)
General liability	(15)	$4
Workers’ compensation	4	(1)
Property and other	12	(8)

Total pretax (favorable) unfavorable development	$(14)	$(5)

2016

Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2011 through 2014.

Favorable development for general liability was primarily due to favorable settlements on claims in accident years 2013 and 2014.

Unfavorable development for property and other was primarily due to higher than expected severity from a 2015 catastrophe event.

2015

Favorable development for property and other was due to lower than expected loss emergence from 2014 catastrophe events.

International

The following table and discussion present further detail of the development recorded for the International segment:

Three Months Ended March 31	2016	2015

(In millions)

Other professional liability	$(1)
Liability		$(5)
Property & marine	(4)	(6)
Other	1	7

Total pretax (favorable) unfavorable development	$(4)	$(4)

Asbestos and Environmental Pollution (“A&EP”) Reserves

In 2010, Continental Casualty Company (“CCC”) together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to the NICO loss portfolio transfer (loss portfolio transfer or “LPT”). At the effective date of the transaction, CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.

Through December 31, 2013, CNA recognized $0.9 billion of additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring deferred retroactive reinsurance accounting treatment. This deferred gain is recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which a change in the estimate of ceded incurred losses is recognized, the change to the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the effective date of the LPT.

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

Three Months Ended March 31	2016	2015

(In millions)

Net A&EP adverse development before consideration of LPT	$200	$-
Provision for uncollectible third party reinsurance on A&EP

Additional amounts ceded under LPT	200	-
Retroactive reinsurance benefit recognized	(73)	(5)

Pretax impact of unrecognized deferred retroactive reinsurance benefit	$127	$(5)

CNA expected to complete its reserve review of A&EP reserves in the second quarter of 2016, however, during the first quarter of 2016 CNA received communication from NICO that their reserve review indicated a substantial increase in reserves. As a result, CNA accelerated and completed its reserve review during the first quarter. Based upon CNA’s accelerated review, net unfavorable development prior to cessions to the LPT of $200 million was recognized; $146 million related to asbestos claims and $54 million related to environmental pollution claims. The unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. This unfavorable development was ceded to NICO under the LPT, however CNA’s reported earnings were negatively affected due to the application of retroactive reinsurance accounting, as only a portion of the additional amounts ceded under the LPT were recognized in the current quarter. Retroactive reinsurance accounting resulted in the recognition of a reinsurance benefit of $73 million in the current quarter, while the remaining $127 million of incurred losses covered by the LPT will be recognized as a benefit through future earnings in proportion to the actual paid recoveries subject to the

NICO LPT. All amounts recognized related to the LPT are recorded within Insurance claims and policyholders’ benefits in the Consolidated Condensed Statement of Income.

As of March 31, 2016 and December 31, 2015, the cumulative amounts ceded under the LPT were $2.8 billion and $2.6 billion. Cumulative losses recognized in the Consolidated Condensed Statements of Income that are covered by the LPT were $368 million and $241 million as of March 31, 2016 and December 31, 2015.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.7 billion and $2.8 billion as of March 31, 2016 and December 31, 2015. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

6.  Income Taxes

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

Three Months Ended March 31	2016	2015

(In millions)

Income before income tax:
U.S.	$39	$137
Foreign	156	(32)

Total	$195	$105

Income tax expense at statutory rate	$69	$37
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(30)	(29)
Foreign related tax differential	(39)	27
Amortization of deferred charges associated with intercompany rig sales to other tax jurisdictions		37
Taxes related to domestic affiliate	3	(10)
Partnership earnings not subject to taxes	(17)	(13)
Unrecognized tax benefit (expense)	5	3
Other	5	4

Income tax expense (benefit)	$(4)	$56

The effective tax rate is impacted by the change in the relative components of earnings or losses generated in foreign tax jurisdictions with lower tax rates.

7.  Debt

CNA Financial

In the first quarter of 2016, CNA completed a public offering of $500 million aggregate principal amount of 4.5% senior notes due March 1, 2026 and used the net proceeds to repay the entire $350 million outstanding principal amount of its 6.5% senior notes due August 15, 2016.

Diamond Offshore

In the first quarter of 2016, Diamond Offshore cancelled its commercial paper program and repaid the $287 million in commercial paper outstanding at December 31, 2015 with proceeds from Eurodollar loans under its revolving credit agreement. As of March 31, 2016, there were no amounts outstanding under the revolving credit agreement.

Loews

In March of 2016, the Company completed a public offering of $500 million aggregate principal amount of 3.8% senior notes due April 1, 2026 and repaid in full the entire $400 million aggregate principal amount of its 5.3% senior notes at maturity.

8.  Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2015 and 2016:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2015	$32	$846	$(6)	$(641)	$49	$280
Other comprehensive income (loss) before reclassifications, after tax of $0, $(62), $1, $0 and $0	(1)	119	(2)		(96)	20
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $0, $(2), $(3) and $0		(9)	5	4		-

Other comprehensive income (loss)	(1)	110	3	4	(96)	20
Issuance of equity securities by subsidiary				1		1
Amounts attributable to noncontrolling interests		(12)			9	(3)

Balance, March 31, 2015	$31	$944	$(3)	$(636)	$(38)	$298

Balance, January 1, 2016	$24	$347	$(3)	$(649)	$(76)	$(357)
Other comprehensive income before reclassifications, after tax of $(2), $(108), $0, $0 and $0	3	217			14	234
Reclassification of losses from accumulated other comprehensive income, after tax of $(1), $(7), $0, $(3) and $0	2	11	1	8		22

Other comprehensive income	5	228	1	8	14	256
Amounts attributable to noncontrolling interests		(21)		(2)	(2)	(25)

Balance, March 31, 2016	$29	$554	$(2)	$(643)	$(64)	$(126)

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Loews purchased 0.3 million shares of CNA common stock at an aggregate cost of $8 million during the first three months of 2016. The Company’s percentage ownership interest in CNA remained unchanged as a result of these transactions, at 90%. The Company’s purchase price of the shares was lower than the carrying value of its investment in CNA, resulting in an increase to Additional paid-in capital (“APIC”) of $3 million.

Treasury Stock

The Company repurchased 0.9 million and 1.8 million shares of Loews common stock at aggregate costs of $33 million and $71 million during the three months ended March 31, 2016 and 2015.

9.  Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table provides the components of net periodic benefit cost for the plans:

			Other
	Pension Benefits		Postretirement Benefits

Three Months Ended March 31	2016	2015	2016	2015

(In millions)

Service cost	$ 2	$ 4
Interest cost	32	32	$ 1	$ 1
Expected return on plan assets	(44)	(48)	(1)	(1)
Amortization of unrecognized net loss	11	11
Amortization of unrecognized prior service benefit			(1)	(2)
Settlement charge	1

Net periodic benefit cost	$ 2	$ (1)	$ (1)	$ (2)

10.  Business Segments

The Company’s segments are CNA’s Financial core property and casualty commercial insurance operations, including Specialty, Commercial, International and Other Non-Core operations; Diamond Offshore; Boardwalk Pipeline; Loews Hotels; and Corporate and other. The Company’s reportable segments are primarily based on its individual operating subsidiaries. Each of the principal operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA, are included in the Corporate and other segment.

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Three Months Ended March 31	2016	2015

(In millions)

Revenues (a):

CNA Financial:
Property and Casualty:
Specialty	$ 865	$ 917
Commercial	802	895
International	215	206
Other Non-Core	321	334

Total CNA Financial	2,203	2,352
Diamond Offshore	471	627
Boardwalk Pipeline	347	330
Loews Hotels	163	139
Corporate and other	(11)	30

Total	$ 3,173	$ 3,478

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
Property and Casualty:
Specialty	$ 180	$ 207
Commercial	95	186
International	10	13
Other Non-Core	(227)	(92)

Total CNA Financial	58	314
Diamond Offshore	83	(287)
Boardwalk Pipeline	99	77
Loews Hotels	9	10
Corporate and other	(54)	(9)

Total	$ 195	$ 105

Net income (loss) (a):

CNA Financial:
Property and Casualty:
Specialty	$ 107	$ 123
Commercial	56	110
International	8	9
Other Non-Core	(111)	(32)

Total CNA Financial	60	210
Diamond Offshore	43	(126)
Boardwalk Pipeline	31	25
Loews Hotels	3	5
Corporate and other	(35)	(5)

Total	$ 102	$ 109

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

Three Months Ended March 31	2016	2015

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
Property and Casualty:
Specialty	$ (11)	$ 4
Commercial	(18)	4
International	4	1
Other Non-Core	(3)	1

Total	$ (28)	$ 10

Net income (loss):

CNA Financial:
Property and Casualty:
Specialty	$ (7)	$ 2
Commercial	(10)	3
International	3	1
Other Non-Core	(3)	2

Total	$ (17)	$ 8

11.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

12.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of March 31, 2016, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $259 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2016, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of March 31, 2016, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $2.0 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Diamond Offshore

Diamond Offshore is financially obligated under a contract with Hyundai Heavy Industries, Co. Ltd. (“Hyundai”) for the construction of a dynamically positioned, harsh environment semisubmersible drilling rig. The total cost of the rig including shipyard costs, capital spares, commissioning, project management and shipyard supervision is estimated to be $764 million. The remaining contractual payment of $440 million is due upon delivery of the rig, which is expected to occur in the second half of 2016.

13.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2016 and December 31, 2015, and consolidating statements of income information for the three months ended March 31, 2016 and 2015. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

March 31, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$45,371	$119		$78	$5,082		$50,650
Cash	242	15	$10	12	29		308
Receivables	7,531	367	88	36	230	$(25)	8,227
Property, plant and equipment	255	6,222	7,735	1,093	46		15,351
Deferred income taxes	484			3	59	(546)	-
Goodwill	113		237				350
Investments in capital stocks of subsidiaries					14,932	(14,932)	-
Other assets	863	225	321	288	4	15	1,716
Deferred acquisition costs of insurance subsidiaries	622						622

Total assets	$55,481	$6,948	$8,391	$1,510	$20,382	$(15,488)	$77,224

Liabilities and Equity:

Insurance reserves	$37,325						$37,325
Payable to brokers	256				$374		630
Short term debt	1			$2			3
Long term debt	2,711	$1,980	$3,475	644	1,774		10,584
Deferred income taxes	5	230	786	50		$(531)	540
Other liabilities	3,739	541	435	59	268	(25)	5,017

Total liabilities	44,037	2,751	4,696	755	2,416	(556)	54,099

Total shareholders’ equity	10,264	2,239	1,543	753	17,966	(14,932)	17,833
Noncontrolling interests	1,180	1,958	2,152	2			5,292

Total equity	11,444	4,197	3,695	755	17,966	(14,932)	23,125

Total liabilities and equity	$55,481	$6,948	$8,391	$1,510	$20,382	$(15,488)	$77,224

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$44,699	$117		$81	$4,503		$49,400
Cash	387	13	$4	12	24		440
Receivables	7,384	409	93	35	96	$24	8,041
Property, plant and equipment	333	6,382	7,712	1,003	47		15,477
Deferred income taxes	662			3	68	(733)	-
Goodwill	114		237				351
Investments in capital stocks of subsidiaries					15,129	(15,129)	-
Other assets	848	233	319	282		17	1,699
Deferred acquisition costs of insurance subsidiaries	598						598

Total assets	$55,025	$7,154	$8,365	$1,416	$19,867	$(15,821)	$76,006

Liabilities and Equity:

Insurance reserves	$36,486						$36,486
Payable to brokers	358				$209		567
Short term debt	351	$287		$2	400		1,040
Long term debt	2,213	1,980	$3,458	590	1,279		9,520
Deferred income taxes	5	276	766	47		$(712)	382
Other liabilities	3,883	496	510	70	222	20	5,201

Total liabilities	43,296	3,039	4,734	709	2,110	(692)	53,196

Total shareholders’ equity	10,516	2,195	1,517	705	17,757	(15,129)	17,561
Noncontrolling interests	1,213	1,920	2,114	2			5,249

Total equity	11,729	4,115	3,631	707	17,757	(15,129)	22,810

Total liabilities and equity	$55,025	$7,154	$8,365	$1,416	$19,867	$(15,821)	$76,006

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$1,699						$1,699
Net investment income (loss)	435				$(13)		422
Intercompany interest and dividends					558	$(558)	-
Investment losses	(28)						(28)
Contract drilling revenues		$444					444
Other revenues	97	27	$347	$163	2		636

Total	2,203	471	347	163	547	(558)	3,173

Expenses:

Insurance claims and policyholders’ benefits	1,408						1,408
Amortization of deferred acquisition costs	307						307
Contract drilling expenses		213					213
Other operating expenses	380	149	205	148	25		907
Interest	50	26	43	6	18		143

Total	2,145	388	248	154	43	-	2,978

Income before income tax	58	83	99	9	504	(558)	195
Income tax (expense) benefit	9	1	(19)	(6)	19		4

Net income	67	84	80	3	523	(558)	199
Amounts attributable to noncontrolling interests	(7)	(41)	(49)				(97)

Net income attributable to Loews Corporation	$60	$43	$31	$3	$523	$(558)	$102

Loews Corporation

Consolidating Statement of Income Information

Three Months Ended March 31, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$ 1,687						$ 1,687
Net investment income	558	$ 1			$ 29		588
Intercompany interest and dividends					567	$ (567)	-
Investment gains	10						10
Contract drilling revenues		600					600
Other revenues	97	26	$ 330	$ 139	1		593

Total	2,352	627	330	139	597	(567)	3,478

Expenses:

Insurance claims and policyholders’ benefits	1,339						1,339
Amortization of deferred acquisition costs	303						303
Contract drilling expenses		351					351
Other operating expenses	357	539	208	124	21		1,249
Interest	39	24	45	5	18		131

Total	2,038	914	253	129	39	-	3,373

Income (loss) before income tax	314	(287)	77	10	558	(567)	105
Income tax (expense) benefit	(80)	41	(16)	(5)	4		(56)

Net income (loss)	234	(246)	61	5	562	(567)	49
Amounts attributable to noncontrolling interests	(24)	120	(36)				60

Net income (loss) attributable to Loews Corporation	$ 210	$ (126)	$ 25	$ 5	$ 562	$ (567)	$ 109

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2015. This MD&A is comprised of the following sections:

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

Consolidated Financial Results

Net income for the three months ended March 31, 2016 was $102 million, or $0.30 per share, compared to $109 million, or $0.29 per share, in the 2015 first quarter. Net income declined by $7 million as compared to the prior year due to lower earnings at CNA and reduced results from the parent company investment portfolio, partially offset by higher earnings at Diamond Offshore because of the absence this quarter of an asset impairment charge. Higher earnings at Boardwalk Pipeline also served as a partial offset. The increase in net income per share is due to treasury share purchases over the past year.

CNA’s earnings decreased due to a $74 million (after tax and noncontrolling interests) charge related to the 2010 retroactive reinsurance agreement to cede its legacy asbestos and environmental pollution liabilities (Loss Portfolio Transfer, or LPT). Under retroactive reinsurance accounting, amounts ceded through the LPT in excess of the consideration paid result in a deferred benefit that is recognized in income in proportion to paid recoveries over future periods. CNA’s earnings were also impacted by a decline in net investment income driven by limited partnership investment results, as well as realized investment losses in 2016 as compared to gains in 2015. These investment-

related declines, which totaled $99 million (after tax and noncontrolling interests), were partially offset by improved property & casualty underwriting results and improved results in the Life & Group segment.

Diamond Offshore’s prior year earnings reflected a $158 million (after tax and noncontrolling interests) asset impairment charge. Year-over-year earnings also benefited from revenue earned by newbuild drillships, demobilization fees, lower operating costs, lower depreciation expense resulting mainly from the asset impairment charges taken in 2015, and a lower effective tax rate. These favorable items were largely offset by a substantial reduction in the number of operating rigs.

Boardwalk Pipeline’s earnings increased as new rates took effect following the Gulf South rate case. Additionally, the Evangeline pipeline, which was placed into service in mid-2015, and new growth projects contributed to earnings.

Book value per share increased to $52.60 at March 31, 2016 from $51.67 at December 31, 2015. Book value per share excluding Accumulated other comprehensive income (“AOCI”) increased to $52.98 at March 31, 2016 from $52.72 at December 31, 2015.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates require us to make judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Three Months Ended March 31	2016	2015

(In millions)

Revenues:
Insurance premiums	$ 1,699	$ 1,687
Net investment income	435	558
Investment gains (losses)	(28)	10
Other revenues	97	97

Total	2,203	2,352

Expenses:
Insurance claims and policyholders’ benefits	1,408	1,339
Amortization of deferred acquisition costs	307	303
Other operating expenses	380	357
Interest	50	39

Total	2,145	2,038

Income before income tax	58	314
Income tax (expense) benefit	9	(80)

Net income	67	234
Amounts attributable to noncontrolling interests	(7)	(24)

Net income attributable to Loews Corporation	$ 60	$ 210

Net income decreased $150 million for the three months ended March 31, 2016 as compared with the same period in 2015, primarily due to a $74 million (after tax and noncontrolling interests) charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Earnings were also impacted by lower net investment income and lower net realized investment results, driven by lower limited partnership returns and lower gains on sales of securities and higher other than temporary impairment (“OTTI”) losses. These decreases were partially offset by improved underwriting results, including favorable net prior year development of $66 million as compared to unfavorable net prior year development of $2 million in 2015.

CNA Property and Casualty Insurance Operations

CNA’s core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. CNA’s non-core operations include its Life & Group Non-Core and Other operations.

In the evaluation of the results of the property and casualty businesses, CNA utilizes insurance related metrics including the loss ratio, the expense ratio, the dividend ratio and the combined ratio to assess its operating performance. See the Results of Operations by Business Segment – CNA Financial – Results of Operations section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

The following tables summarize the results of CNA’s property and casualty operations for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$ 684	$ 748	$ 236	$ 1,668
Net earned premiums	682	688	198	1,568
Net investment income	107	126	12	245
Net operating income	114	66	5	185
Net realized investment gains (losses)	(7)	(10)	3	(14)
Net income	107	56	8	171

Other performance metrics:
Loss and loss adjustment expense ratio	57.1%	64.2%	61.2%	60.7%
Expense ratio	32.1	37.3	37.8	35.2
Dividend ratio	0.2	0.4		0.2

Combined ratio	89.4%	101.9%	99.0%	96.1%

Rate	1%	0%	0%	0%
Retention	87	83	77	83
New business (a)	$ 65	$ 137	$ 60	$ 262

Three Months Ended March 31, 2015

Net written premiums	$ 698	$ 759	$ 212	$ 1,669
Net earned premiums	680	678	191	1,549
Net investment income	155	204	14	373
Net operating income	121	107	8	236
Net realized investment gains	2	3	1	6
Net income	123	110	9	242

Other performance metrics:
Loss and loss adjustment expense ratio	63.1%	66.9%	60.7%	64.5%
Expense ratio	31.3	36.0	37.6	34.1
Dividend ratio	0.2	0.4		0.3

Combined ratio	94.6%	103.3%	98.3%	98.9%

Rate	1%	3%	(1)%	1%
Retention	86	76	78	80
New business (a)	$ 76	$ 138	$ 35	$ 249

(a)	For International, beginning in 2016, this includes Hardy new business, which was $31 million for the three months ended March 31, 2016.

Net written premiums were consistent for the three months ended March 31, 2016 as compared with the same period in 2015. Net written premiums decreased for Specialty and Commercial, primarily driven by lower new business due to competitive market conditions in Specialty. These decreases were offset by an increase in International, primarily driven by unfavorable premium development primarily at Hardy in 2015. Excluding the effect of foreign currency exchange rates, premium development and the timing of reinsurance purchases in International net written premiums were consistent as compared to the same period in 2015. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters for Commercial and International. For Specialty, excluding premium development, net earned premiums decreased, which was consistent with the trend in net written premiums.

Net operating income decreased $51 million for the three months ended March 31, 2016 as compared with the same period in 2015. The decrease in net operating income was primarily due to lower net investment income, partially offset by higher net favorable prior year development in Specialty and improved underwriting results in Commercial. Catastrophe losses were $21 million (after tax and noncontrolling interests) for the three months ended March 31, 2016 as compared to catastrophe losses of $17 million (after tax and noncontrolling interests) for the same period in 2015.

Favorable net prior year development of $66 million and unfavorable net prior year development of $2 million was recorded for the three months ended March 31, 2016 and 2015. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 5.2 points for the three months ended March 31, 2016 as compared with the same period in 2015. The loss ratio improved 6.0 points due to higher net favorable prior year reserve development. The expense ratio increased 0.8 points for the three months ended March 31, 2016 as compared with the same period in 2015 due to higher underwriting expenses.

Commercial’s combined ratio improved 1.4 points for the three months ended March 31, 2016 as compared with the same period in 2015. The loss ratio improved 2.7 points, primarily due to an improved non-catastrophe current accident year loss ratio and higher favorable net prior year reserve development. The expense ratio increased 1.3 points for the three months ended March 31, 2016 as compared with the same period in 2015, due to higher underwriting expenses and contingent commissions.

International’s combined ratio increased 0.7 points for the three months ended March 31, 2016 as compared with the same period in 2015. The loss ratio increased 0.5 points due to an increase in the current accident year loss ratio driven by political risk losses which was substantially offset by the favorable period over period effect of net prior year premium development. The expense ratio increased 0.2 points due to higher expenses, partially offset by the favorable impact of higher net earned premiums.

Other Non-Core Operations

Other Non-Core primarily includes the results of CNA’s long term care business that is in run-off and also includes certain corporate expenses, including interest on corporate debt, and the results of property and casualty business in run-off, including CNA Re and A&EP.

The following tables summarize the results of CNA’s Other Non-Core operations for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016	Life & Group Non-Core	Other	Other Non-Core

(In millions)

Net earned premiums	$ 131		$ 131
Net investment income	187	$ 3	190
Net operating loss	(2)	(106)	(108)
Net realized investment gains (losses)	(3)		(3)
Net loss	(5)	(106)	(111)

Three Months Ended March 31, 2015

Net earned premiums	$ 138		$ 138
Net investment income	179	$ 6	185
Net operating loss	(15)	(19)	(34)
Net realized investment gains	2		2
Net loss	(13)	(19)	(32)

Net earned premiums decreased $7 million for the three months ended March 31, 2016 as compared with the same period in 2015. The effect of policy lapses was partially offset by premium rate increases.

The net loss increased $79 million for the three months ended March 31, 2016 as compared with the same period in 2015. During the three months ended March 31, 2016, CNA recorded net unfavorable development of $200 million related to its A&EP reserves. This unfavorable development was ceded to NICO under the loss portfolio transfer, however CNA’s earnings were negatively affected by a $74 million (after tax and noncontrolling interests) charge related to the application of retroactive reinsurance accounting, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, the net loss was also impacted by lower realized net investment results and $5 million of expense related to the redemption of CNA’s $350 million senior notes due in August of 2016, partially offset by improved results in the long term care business. Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results for CNA’s long term care business in 2016 now reflect the variance between actual experience and the expected results contemplated in CNA’s best estimate reserves.

Diamond Offshore

Market Overview

Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 30 offshore drilling rigs, which includes four jack-up rigs that are being marketed for sale. Diamond Offshore’s fleet consists of 21 semisubmersibles, including the Ocean GreatWhite, which is under construction, five jack-up rigs and four dynamically positioned drillships. Diamond Offshore expects the harsh environment, ultra-deepwater semisubmersible rig, the Ocean GreatWhite, to be delivered in the second half of 2016.

Market fundamentals in the oil and gas industry have continued to deteriorate in 2016. Oil prices, which had fallen to a 12-year low below $30 per barrel in January, have rebounded slightly but continue to exhibit day-to-day volatility, due to multiple factors, including fluctuations in the current and expected level of global oil inventories and the lack of a supply response by the Organization of Petroleum Exporting Countries (“OPEC”). These factors, as well as other geopolitical and economic issues, combined with significant operating losses incurred by some independent and national oil companies and exploration and production companies during 2015, have resulted in significantly reduced capital spending plans for 2016 and possibly beyond, as operators struggle to stay cash neutral in the current oil price environment. There have been very few rig tenders thus far in 2016, primarily limited to short-term or well-to-well work not commencing until 2017 or later.

Since 2014, approximately 50 floater rigs have been retired and others have been cold stacked, slightly abating the current oversupply of drilling rigs. The number of available rigs continues to grow as contracted rigs come off contract and newly-built rigs are delivered. Competition for the limited number of drilling jobs continues to be intense. In some cases, dayrates have been negotiated at near break-even levels to provide for the recovery of operating costs for rigs that would otherwise be uncontracted or cold stacked. Many industry analysts have predicted that the offshore contract drilling market may remain depressed with further declines in dayrates and utilization likely in 2016 and 2017.

As a result of the depressed market conditions and continued pessimistic outlook for the near term, certain of Diamond Offshore’s customers, as well as those of its competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. In addition to the potential for renegotiations, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract early after specified notice periods, usually resulting in a contractually specified termination amount, which may not fully compensate Diamond Offshore for the loss of the contract. Particularly during depressed market conditions, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is also adversely impacted.

Diamond Offshore’s results of operations and cash flows for the quarter ended March 31, 2016 have been negatively impacted by depressed market conditions in the offshore drilling industry. Diamond Offshore currently expects that these adverse market conditions will continue for the foreseeable future. The continuation of these conditions for an extended period could result in more of Diamond Offshore’s rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect its business. When Diamond Offshore cold stacks or elects to scrap a rig, Diamond Offshore evaluates the rig for impairment. During 2015, Diamond Offshore recognized an aggregate impairment loss of $861 million to write down 17 of its drilling rigs to their estimated recoverable amounts. During the first quarter of 2016, Diamond Offshore evaluated ten of its drilling rigs with indications that their carrying amounts may not be recoverable and determined that no additional rigs were impaired at this time.

On April 28, 2016, Diamond Offshore’s agent in Mexico received a letter from PEMEX-Exploración y Producción (“PEMEX”) purporting to exercise its contractual right to terminate its drilling contract on the Ocean Scepter with 30 days’ advance notice. Diamond Offshore is in discussions with PEMEX regarding the matter. As of May 2, 2016, 15 rigs in Diamond Offshore’s fleet were cold stacked, including four jack-up rigs that are currently being marketed for sale.

Globally, the ultra-deepwater and deepwater floater markets continue to be depressed. Diminished or nonexistent demand, combined with an oversupply of rigs has caused floater dayrates to decline significantly and industry analysts expect offshore drillers to continue to scrap older, lower specification rigs; however, newer and higher specification rigs have also been impacted by the recycling trend.

In an effort to manage the oversupply of rigs and potentially avoid the cost of cold stacking newly-built rigs, which, in the case of dynamically-positioned rigs, can be significant, several drilling contractors have exercised options to delay the delivery of rigs by the shipyard or have exercised their right to cancel orders due to the late delivery of rigs. As of the date of this report, industry data indicates that there are approximately 55 competitive, or non-owner-operated, newbuild floaters on order, including 16 rigs scheduled for delivery in 2016 of which 12 units are not yet contracted for future work. An additional 39 rigs are currently scheduled to be delivered between 2017 and 2021, over half of which are not yet contracted for future work. Industry analysts predict that delivery dates may shift further as newbuild owners negotiate with their respective shipyards.

While conditions in the mid-water market vary slightly by region, mid-water rigs have been adversely impacted by (i) lower demand, (ii) declining dayrates, (iii) increased regulatory requirements, including more stringent design requirements for well control equipment, which could significantly increase the capital needed to comply with design requirements that would permit such rigs to work in the U.S. Gulf of Mexico (“GOM”), (iv) the challenges experienced by lower specification units in this segment as a result of more complex customer specifications and (v) the intensified competition resulting from the migration of some deepwater and ultra-deepwater units to compete against mid-water units. To date, the mid-water market has seen the highest number of cold-stacked and scrapped rigs. Since 2012, Diamond Offshore has sold 12 of its mid-water rigs for scrap. As market conditions remain challenging, Diamond Offshore expects higher-specification rigs to take the place of lower-specification units, where possible, leading to additional lower-specification rigs being cold stacked or ultimately scrapped.

On April 14, 2016, the Bureau of Safety and Environmental Enforcement (“BSEE”), issued its final well control regulations, nearly six years after the Macondo well blowout in the GOM. This final rule addresses the full range of systems and equipment associated with well control operations, focusing on requirements for blowout preventers (“BOPs”), well design, well control casing, cementing, real-time monitoring and subsea containment. The regulations combine prescriptive and performance-based measures to cultivate a greater culture of safety for both oil and gas companies and offshore rig operators that minimizes risk. Key features of the well control regulations include requirements for BOPs, double shear rams, third-party reviews of equipment, real-time monitoring data, safe drilling margins, centralizers, inspections and other reforms related to well design and control, casing, cementing and subsea containment. Most of these requirements will become effective three months after publication of the final rule in the Federal Register; however, several requirements have more extended timeframes for compliance.

The issuance of these rules could result in the future retirement of older, less capable rigs, for which compliance with the new requirements is not physically or economically feasible. Additionally, some analysts predict that the new rules will drive the continued preference for modern floaters.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of April 1, 2016 (based on contract information known at that time) and February 16, 2016 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2015). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate its contracts.

	April 1, 2016	February 16, 2016

(In millions)

Floaters:
Ultra-Deepwater (a)	$4,137	$4,415
Deepwater	327	375
Mid-Water	307	356

Total Floaters	4,771	5,146
Jack-ups (b)	7	49

Total	$4,778	$5,195

(a)	Ultra-deepwater floaters includes $641 million attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction.
(b)

On April 28, 2016, Diamond Offshore’s agent in Mexico received a letter from PEMEX purporting to exercise its contractual right to terminate its drilling contract on the Ocean Scepter with 30 days’ advance notice. Diamond Offshore is in discussions with PEMEX regarding the matter.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of April 1, 2016:

Year Ended December 31	Total	2016 (a)	2017	2018	2019 - 2020

(In millions)

Floaters:
Ultra-Deepwater (b)	$4,137	$794	$1,201	$1,142	$1,000
Deepwater	327	191	136
Mid-Water	307	171	136

Total Floaters	4,771	1,156	1,473	1,142	1,000
Jack-ups (c)	7	7

Total	$4,778	$1,163	$1,473	$1,142	$1,000

(a)	Represents a nine-month period beginning April 1, 2016.
(b)

Ultra-deepwater floaters includes $54 million for the year 2016, $214 million for each of the years 2017 and 2018 and $159 million for the year 2019 attributable to future work for the Ocean GreatWhite, which is under construction.

(c)

On April 28, 2016, Diamond Offshore’s agent in Mexico received a letter from PEMEX purporting to exercise its contractual right to terminate its drilling contract on the Ocean Scepter with 30 days’ advance notice. Diamond Offshore is in discussions with PEMEX regarding the matter.

The following table reflects the percentage of rig days committed by year as of April 1, 2016. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the Ocean GreatWhite, which is under construction.

Year Ended December 31	2016 (a)	2017	2018	2019–2020

Rig Days Committed (b)
Floaters:
Ultra-Deepwater	47%	58%	57%	26%
Deepwater	24%	17%
Mid-Water	19%	13%
Total Floaters	32%	34%	25%	11%
Jack-ups (c)	3%

(a)	Represents a nine-month period beginning April 1, 2016.
(b)

Includes approximately 285 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for the remainder of 2016.

(c)

On April 28, 2016, Diamond Offshore’s agent in Mexico received a letter from PEMEX purporting to exercise its contractual right to terminate its drilling contract on the Ocean Scepter with 30 days’ advance notice. Diamond Offshore is in discussions with PEMEX regarding the matter.

Dayrate and Utilization Statistics

Three Months Ended March 31	2016	2015

Revenue earning days (a)
Floaters:
Ultra-Deepwater	612	506
Deepwater	177	285
Mid-Water	181	663
Jack-ups	91	358

Utilization (b)
Floaters:
Ultra-Deepwater	61%	51%
Deepwater	28%	45%
Mid-Water	25%	49%
Jack-ups	18%	66%

Average daily revenue (c)
Floaters:
Ultra-Deepwater	$533,000	$496,800
Deepwater	334,500	486,500
Mid-Water	263,100	265,900
Jack-ups	118,400	92,400

(a)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(b)

Utilization is calculated as the ratio of total revenue earning days divided by the total calendar days in the period for all rigs in Diamond Offshore’s fleet (including cold-stacked rigs, but excluding rigs under construction). As of March 31, 2016, Diamond Offshore’s cold-stacked rigs included three ultra-deepwater semisubmersibles, four deepwater semisubmersibles, five mid-water semisubmersibles and four jack-up rigs.

(c)	Average daily revenue is defined as total contract drilling revenue for all the specified rigs in Diamond Offshore’s fleet per revenue earning day.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2016	2015

(In millions)

Revenues:
Contract drilling revenues	$444	$600
Net investment income		1
Other revenues	27	26

Total	471	627

Expenses:
Contract drilling expenses	213	351
Other operating expenses
Impairment of assets		359
Other expenses	149	180
Interest	26	24

Total	388	914

Income (loss) before income tax	83	(287)
Income tax benefit	1	41
Amounts attributable to noncontrolling interests	(41)	120

Net income (loss) attributable to Loews Corporation	$43	$(126)

Contract drilling revenue decreased $156 million for the three months ended March 31, 2016 as compared with the 2015 period, primarily as a result of fewer revenue earning days for the deepwater, mid-water and jack-up fleets, reflecting continued low demand for contract drilling services in those markets. These decreases were partially offset by the favorable impact of an increase in revenue earning days for the ultra-deepwater fleet, which included the operation of three newbuild drillships that commenced drilling operations subsequent to the first quarter of 2015 and an increase in average daily revenue for the ultra-deepwater fleet, primarily due to the inclusion of $40 million in demobilization revenue for the Ocean Endeavor.

Revenue generated by ultra-deepwater floaters increased $75 million for the three months ended March 31, 2016 as compared with the 2015 period, primarily as a result of increased utilization of $52 million and higher average daily revenue of $22 million. Revenue earning days for the first quarter of 2016 increased, compared to the first quarter of 2015, primarily due to incremental revenue earning days for newbuild drillships and the Ocean Monarch, which was warm stacked during the first quarter of 2015. The increase in revenue earning days was partially offset by fewer revenue earning days for the Ocean Endeavor and Ocean Rover, both of which completed contracts in the first quarter of 2016, and fewer revenue earning days for the cold-stacked Ocean Baroness and the Ocean Clipper, which was sold in November 2015. Average daily revenue increased during the first quarter of 2016, compared to the first quarter of 2015, primarily due to the inclusion of $40 million in demobilization revenue for the Ocean Endeavor, which completed its contract in the Black Sea in January 2016.

Revenue generated by deepwater floaters decreased $80 million for the three months ended March 31, 2016 as compared with the 2015 period, primarily due to downtime associated with the cold stacking and idling of rigs that had operated during the first quarter of 2015, partially offset by incremental revenue earning days for the Ocean Victory and Ocean Valiant, neither of which were under contract during the first quarter of 2015.

Revenue generated by mid-water floaters decreased $129 million for the first quarter of 2016, compared to the same quarter of 2015, reflecting a significant reduction in demand in the mid-water drilling market with only two mid-water floaters being operated during both periods. Subsequent to the first quarter of 2015, Diamond Offshore sold nine mid-water floaters, reducing the mid-water fleet to five drilling rigs, three of which are currently cold stacked.

Revenue generated by jack-up rigs decreased $22 million for the three months ended March 31, 2016 as compared with the 2015 period, primarily due to the cold stacking of three rigs which were operating under contract in the first quarter of 2015. On April 28, 2016, Diamond Offshore’s agent in Mexico received a letter from PEMEX purporting to exercise its contractual right to terminate its drilling contract on the Ocean Scepter, Diamond Offshore’s sole working jack-up rig, with 30 days’ advance notice. Diamond Offshore is in discussions with PEMEX regarding the matter.

Net income increased $169 million for the three months ended March 31, 2016 as compared with the 2015 period, primarily due to the prior year impact of a $158 million asset impairment charge (after tax and noncontrolling interests) related to the carrying value of eight drilling rigs and lower depreciation expense.

Boardwalk Pipeline

Market Overview

The transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by the amount and geographical location of natural gas production and demand for gas by end users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. Changes in certain longer term trends such as the development of gas production from the Marcellus and Utica production areas located in the northeastern U.S. and changes to related pipeline infrastructure have resulted in a sustained narrowing of basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s natural gas pipeline systems (generally south to north and west to east), reducing the transportation rates and adversely impacting other contract terms that Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services.

Each year, a portion of Boardwalk Pipeline’s firm natural gas transportation and storage contracts expire and need to be renewed or replaced. Over the past several years, Boardwalk Pipeline has renewed many expiring contracts at lower rates and for shorter terms than in the past, or not at all. Boardwalk Pipeline expects this trend to continue, mainly for contracts to transport gas from west to east across Boardwalk Pipeline’s system, and therefore, Boardwalk Pipeline may not be able to sell all of its available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for a similar term as the expiring contracts. These sustained conditions have had, and Boardwalk Pipeline expects will continue to have, a materially adverse effect on Boardwalk Pipeline’s revenues, earnings and distributable cash flows.

Natural gas producers account for a significant portion of Boardwalk Pipeline’s revenues, with approximately 50% of its 2015 revenues generated from contracts with natural gas producers. During 2015, the price of oil and natural gas continued to decline as a result of increasing gas supplies, mainly from shale production areas in the U.S., which has adversely impacted the businesses of certain of Boardwalk Pipeline’s producer customers, including those that have contracted with Boardwalk Pipeline for capacity on some of its growth projects. If gas prices remain low, or continue to decline, for a sustained period of time, the businesses of Boardwalk Pipeline’s producer customers will be further adversely affected, which could reduce the demand for Boardwalk Pipeline’s services, result in the non-renewal of contracted capacity, or renewal at lower rates or on less attractive terms, or lead some customers, particularly customers that are experiencing financial difficulties, to default on their obligations to Boardwalk Pipeline or seek to terminate or renegotiate existing contracts. Should any such customers file for bankruptcy protection, they may also seek to have their contracts with Boardwalk Pipeline rejected in the bankruptcy proceeding.

A majority of Boardwalk Pipeline’s customers are rated investment-grade by at least one of the major credit rating agencies, however, the ratings of several of Boardwalk Pipeline’s oil and gas producer customers, including some of those supporting its growth projects, have recently been downgraded. The downgrades further restrict liquidity for those customers and may result in nonperformance of their contractual obligations, including failure to make future payments or, for customers supporting Boardwalk Pipeline’s growth projects, failure to post required letters of credit or other collateral as construction progresses over the remainder of 2016.

Boardwalk Pipeline is currently engaged in a number of growth projects having an aggregate estimated cost of approximately $1.6 billion. A number of growth projects remain subject to regulatory approval to commence construction and all of which are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline cannot predict at this time.

In early 2016, a customer on Boardwalk Pipeline’s Northern Supply Access project, which had contracted for 100,000 million British thermal units per day (“MMBtu/d”) of capacity, filed for bankruptcy protection and rejected Boardwalk Pipeline’s contract. Boardwalk Pipeline has an unsecured claim in the bankruptcy proceedings for an amount that was determined by agreement between Boardwalk Pipeline and that customer. Boardwalk Pipeline is continuing to market the capacity associated with that customer’s precedent agreement. If Boardwalk Pipeline cannot sell the capacity on acceptable terms, the scope of the project could be adjusted to accommodate the reduced volume commitment. In April of 2016, another customer that has contracted for 30,000 MMBtu/d of capacity on this project failed to increase its letter of credit in default of its obligations under a credit support agreement. The transportation agreement with this customer remains in place and Boardwalk Pipeline is in discussions regarding the required credit support.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2016	2015

(In millions)

Revenues:
Other revenue, primarily operating	$347	$330

Total	347	330

Expenses:
Operating	205	208
Interest	43	45

Total	248	253

Income before income tax	99	77
Income tax expense	(19)	(16)
Amounts attributable to noncontrolling interests	(49)	(36)

Net income attributable to Loews Corporation	$31	$25

Total revenues increased $17 million for the three months ended March 31, 2016 as compared with the 2015 period. Excluding items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $23 million. The increase was primarily due to higher transportation revenues of $22 million which resulted from incremental revenues from the Gulf South rate case of $9 million, the return to service of the Evangeline pipeline in mid-2015 and growth projects recently placed into service, partially offset by the effects of the market conditions.

Operating expenses decreased $3 million for the three months ended March 31, 2016 as compared with the 2015 period. Excluding items offset in operating revenues, operating costs and expenses increased $4 million primarily due to higher employee-related costs and increased maintenance activities, partially offset by a decrease in depreciation expense. Interest expense decreased $2 million primarily due to higher capitalized interest related to capital projects and lower average debt balances.

Net income for the three months ended March 31, 2016 increased $6 million as compared with the 2015 period, primarily reflecting the higher revenues and lower depreciation and interest expense as discussed above.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2016	2015

(In millions)

Revenues:
Operating revenue	$138	$120
Revenues related to reimbursable expenses	25	19

Total	163	139

Expenses:
Operating	123	112
Reimbursable expenses	25	19
Depreciation	15	11
Equity income from joint ventures	(15)	(18)
Interest	6	5

Total	154	129

Income before income tax	9	10
Income tax expense	(6)	(5)

Net income attributable to Loews Corporation	$3	$5

Operating revenues increased $18 million for the three months ended March 31, 2016 as compared with the 2015 period primarily due to the acquisition of one hotel during the first three months of 2016 and two hotels during 2015.

Income before income tax decreased $1 million for the three months ended March 31, 2016 as compared with the 2015 period, due to the increase in revenues offset by increases in operating and depreciation expenses of $11 million and $4 million primarily due to the acquisitions in 2016 and 2015. In addition, equity income from joint venture properties decreased $3 million for the three months ended March 31, 2016 as compared with the 2015 period.

Net income decreased $2 million for the three months ended March 31, 2016 as compared with the 2015 period, due to the changes discussed above and an increase in the effective tax rate due to a higher state tax provision for the increased ratio of Florida based income.

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

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2016	2015
(In millions)

Revenues:
Net investment income (loss)	$(13)	$29
Other revenues	2	1
Total	(11)	30
Expenses:
Operating	25	21
Interest	18	18
Total	43	39
Loss before income tax	(54)	(9)
Income tax benefit	19	4
Net loss attributable to Loews Corporation	$(35)	$(5)

Net investment results decreased by $42 million for the three months ended March 31, 2016 as compared with the 2015 period, primarily due to lower results from limited partnership investments, partially offset by improved performance of equity based investments and fixed income investments in the trading portfolio.

Net results decreased $30 million for the three months ended March 31, 2016 as compared with the 2015 period primarily due to the change in revenues discussed above and increased corporate overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables at March 31, 2016 totaled $4.9 billion, as compared to $4.3 billion at December 31, 2015. During the three months ended March 31, 2016, we received $558 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $33 million to fund treasury stock purchases, $8 million to purchase shares of CNA, $21 million of cash dividends to our shareholders and net cash contributions of approximately $40 million to Loews Hotels. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We are not responsible for the liabilities and obligations of our subsidiaries and there are no parental guarantees.

In March of 2016, we completed a public offering of $500 million aggregate principal amount of 3.8% senior notes due April 1, 2026 and repaid in full the entire $400 million aggregate principal amount of our 5.3% senior notes at maturity. The net proceeds will be used for general corporate purposes.

As of March 31, 2016, there were 339,014,412 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the three months ended March 31, 2016, we purchased 0.9 million shares of Loews common stock and 0.3 million shares of CNA common stock.

In March of 2016, Moody’s downgraded our unsecured debt rating from A2 to A3 and the outlook remains stable. Our current unsecured debt ratings are A+ for S&P and A for Fitch Ratings, Inc., with a stable outlook for both. We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities. From time to time, we consider issuance of Parent Company indebtedness under this registration statement.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Subsidiaries

CNA’s cash provided by operating activities was $334 million for the three months ended March 31, 2016 as compared with $94 million for the same period in 2015. Cash provided by operating activities reflected increased receipts relating to the returns on invested capital for limited partnerships.

CNA declared and paid a quarterly dividend of $0.25 per share and a special dividend of $2.00 per share of its common stock in the first quarter of 2016. On April 29, 2016, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share, payable June 1, 2016 to shareholders of record on May 16, 2016. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2016, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2016 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $300 million during the nine months ended December 31, 2015 and $565 million during the three months ended March 31, 2016. As of March 31, 2016, CCC is able to pay approximately $214 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities for the three months ended March 31, 2016 increased $81 million compared to the 2015 period, primarily due to a net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, repairs and maintenance, and other rig operating costs of $188 million, partially offset by lower cash receipts from contract drilling services of $109 million. The decline in both cash receipts and cash payments related to the performance of contract drilling services reflects a reduction in contract drilling activity during the three months ended March 31, 2016 as well as Diamond Offshore’s continuing efforts to control costs.

For the remainder of 2016, Diamond Offshore has budgeted approximately $620 million for capital expenditures of which approximately $510 million is expected be spent towards construction of the ultra-deepwater semisubmersible, the Ocean GreatWhite and the remainder towards ongoing capital maintenance and replacement programs. Construction continues on the Ocean GreatWhite with delivery expected in the second half of 2016. The estimated total project cost, including shipyard costs, capital spares, commissioning, project management and shipyard supervision is $764 million, of which $256 million has been incurred as of March 31, 2016. The final installment of $440 million is due upon delivery of the rig.

During March of 2016, Diamond Offshore executed two sale and leaseback transactions and received $105 million in proceeds with no gain or loss recognized on the transactions. For further information about these transactions, see Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1 of this report.

As of March 31, 2016, Diamond Offshore had no loans or letters of credit outstanding under the credit agreement and is in compliance with all covenant requirements. As of April 28, 2016, Diamond Offshore had $1.5 billion available under its revolving credit facility to provide short-term liquidity for payment obligations.

In February of 2016, Moody’s Investors Service, Inc. (“Moody’s”) downgraded Diamond Offshore’s senior unsecured credit rating to Ba2 from Baa2, with a stable outlook, and also downgraded its short-term credit rating to sub-prime. Diamond Offshore’s current corporate credit rating for Standard & Poor’s (“S&P”) is BBB+ and its short-term credit rating is A2. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. A downgrade in Diamond Offshore’s credit ratings could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue, and could further restrict access to capital markets and Diamond Offshore’s ability to raise additional debt or rollover existing maturities. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

Diamond Offshore will make periodic assessments of its capital spending programs based on industry conditions and will make adjustments if it determines they are required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current credit ratings, current market conditions and other factors beyond its control.

Boardwalk Pipeline’s cash provided by operating activities decreased $25 million for the three months ended March 31, 2016 compared to the 2015 period primarily due to the timing of accruals, partially offset by increased net income, excluding the effects of non-cash items such as depreciation and amortization and asset impairment.

In the first quarters of 2016 and 2015, Boardwalk Pipeline declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In April of 2016, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

For the three months ended March 31, 2016 and 2015, Boardwalk Pipeline’s capital expenditures were $106 million and $62 million, consisting of a combination of growth and maintenance capital. Boardwalk Pipeline expects total capital expenditures to be approximately $850 million in 2016, primarily related to growth projects and pipeline system maintenance expenditures. Boardwalk Pipeline expects to finance 2016 growth capital expenditures through existing capital resources, including Boardwalk Pipeline’s revolving credit facility, the Subordinated Loan facility and cash flows from operating activities.

As of May 2, 2016, Boardwalk Pipeline had outstanding borrowings of $365 million resulting in over $1.1 billion of available borrowing capacity under its revolving credit facility and is in compliance with all of its debt covenants.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

Three Months Ended March 31	2016	2015
(In millions)

Fixed maturity securities:
Taxable	$345	$342
Tax-exempt	101	101
Total fixed maturity securities	446	443
Limited partnership investments	(14)	114
Other, net of investment expense	3	1
Net investment income before tax	$435	$558

Net investment income after tax and noncontrolling interests	$283	$354

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.4%

Net investment income after tax and noncontrolling interests for the three months ended March 31, 2016 decreased $71 million as compared with the same period in 2015. The decrease was driven by limited partnerships, which returned (0.6)% as compared with 3.9% in the prior year period.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

Three Months Ended March 31	2016	2015
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(15)	$13
States, municipalities and political subdivisions	3	(4)
Asset-backed	(6)	3
U.S. Treasury and obligations of government-sponsored enterprises	1
Total fixed maturity securities	(17)	12
Equity securities	(5)
Derivative securities	(7)	(1)
Short term investments and other	1	(1)
Total realized investment gains (losses)	(28)	10
Income tax (expense) benefit	9	(1)
Amounts attributable to noncontrolling interests	2	(1)
Net realized investment gains (losses) attributable to Loews Corporation	$(17)	$8

Net realized investment results decreased $25 million for the three months ended March 31, 2016 as compared with the same period in 2015, driven by lower net realized investment gains on sales of securities and higher OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2016		December 31, 2015
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,177	$154	$3,910	$101
AAA	1,960	141	1,938	123
AA	8,758	1,058	8,919	900
A	10,352	1,061	10,044	904
BBB	11,898	571	11,595	307
Non-investment grade	3,107	(4)	3,166	(16)

Total	$40,252	$2,981	$39,572	$2,319

As of March 31, 2016 and December 31, 2015, only 2% and 1% of CNA’s fixed maturity portfolio was rated internally.

The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2016	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$70	$1
AAA	254	4
AA	154	2
A	687	25
BBB	2,412	125
Non-investment grade	1,318	126

Total	$4,895	$283

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2016	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$323	$3
Due after one year through five years	1,024	38
Due after five years through ten years	2,689	159
Due after ten years	859	83

Total	$4,895	$283

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

	March 31, 2016		December 31, 2015
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Life & Group Non-Core	$15,344	9.2	$14,879	9.6
Other interest sensitive investments	26,483	4.1	26,435	4.3

Total	$41,827	6.0	$41,314	6.2

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Short Term Investments

The carrying values of the components of CNA’s Short term investments are presented in the following table:

	March 31, 2016	December 31, 2015
(In millions)

Short term investments:
Commercial paper	$945	$998
U.S. Treasury securities	462	411
Money market funds	64	60
Other	177	191
Total short term investments	$1,648	$1,660

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected. See Forward-Looking Statements and Part I, Item 1A Risk Factors in our 2015 Annual Report on Form 10-K for further discussion of factors that may affect the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2016. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2016 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of certain material risk factors facing our company. No updates or additions have been made to such risk factors as of March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2016 - January 31, 2016	918,667	$35.98	N/A	N/A

February 1, 2016 - February 29, 2016	100	$34.70	N/A	N/A

March 1, 2016 - March 31, 2016	N/A	N/A	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 3, 2016	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)