Form 10-Q
period 2016-06-30
LOEWS CORP
filed 2016-08-01
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer     X         Accelerated filer               Non-accelerated filer              Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                                     No           X

Class	Outstanding at July 22, 2016
Common stock, $0.01 par value	337,106,639 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,285 and $37,407	$ 42,307	$ 39,701
Equity securities, cost of $642 and $824	667	752
Limited partnership investments	3,355	3,313
Other invested assets, primarily mortgage loans	696	824
Short term investments	5,334	4,810

Total investments	52,359	49,400
Cash	348	440
Receivables	8,616	8,041
Property, plant and equipment	15,126	15,477
Goodwill	348	351
Other assets	1,766	1,699
Deferred acquisition costs of insurance subsidiaries	620	598

Total assets	$ 79,183	$ 76,006

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$ 22,975	$ 22,663
Future policy benefits	11,140	10,152
Unearned premiums	3,865	3,671

Total insurance reserves	37,980	36,486
Payable to brokers	1,310	567
Short term debt	330	1,040
Long term debt	10,735	9,520
Deferred income taxes	604	382
Other liabilities	5,193	5,201

Total liabilities	56,152	53,196

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 339,941,534 and 339,897,547 shares	3	3
Additional paid-in capital	3,197	3,184
Retained earnings	14,724	14,731
Accumulated other comprehensive income (loss)	119	(357)

	18,043	17,561
Less treasury stock, at cost (2,552,593 shares)	(98)

Total shareholders’ equity	17,945	17,561
Noncontrolling interests	5,086	5,249

Total equity	23,031	22,810

Total liabilities and equity	$ 79,183	$ 76,006

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

(In millions, except per share data)

Revenues:
Insurance premiums	$1,730	$1,735	$3,429	$3,422
Net investment income	587	510	1,009	1,098
Investment gains (losses):
Other-than-temporary impairment losses	(15)	(31)	(38)	(43)
Other net investment gains	16	29	11	51

Total investment gains (losses)	1	(2)	(27)	8
Contract drilling revenues	357	617	801	1,217
Other revenues	632	575	1,268	1,168

Total	3,307	3,435	6,480	6,913

Expenses:
Insurance claims and policyholders’ benefits	1,339	1,469	2,747	2,808
Amortization of deferred acquisition costs	305	314	612	617
Contract drilling expenses	198	344	411	695
Other operating expenses (Note 4)	1,611	879	2,518	2,128
Interest	130	134	273	265

Total	3,583	3,140	6,561	6,513

Income (loss) before income tax	(276)	295	(81)	400
Income tax expense	(12)	(48)	(8)	(104)

Net income (loss)	(288)	247	(89)	296
Amounts attributable to noncontrolling interests	223	(77)	126	(17)

Net income (loss) attributable to Loews Corporation	$(65)	$170	$37	$279

Basic and diluted net income (loss) per share	$(0.19)	$0.46	$0.11	$0.75

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted average shares outstanding:
Shares of common stock	338.72	369.61	338.91	371.21
Dilutive potential shares of common stock		0.36	0.19	0.36

Total weighted average shares outstanding assuming dilution	338.72	369.97	339.10	371.57

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Net income (loss)	$(288)	$247	$(89)	$296

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other- than-temporary impairments	(1)	(4)	4	(5)
Net other unrealized gains (losses) on investments	321	(363)	549	(253)

Total unrealized gains (losses) on available-for-sale investments	320	(367)	553	(258)
Unrealized gains on cash flow hedges		1	1	4
Pension liability	5	43	13	47
Foreign currency	(48)	49	(34)	(47)

Other comprehensive income (loss)	277	(274)	533	(254)

Comprehensive income (loss)	(11)	(27)	444	42

Amounts attributable to noncontrolling interests	191	(48)	69	9

Total comprehensive income (loss) attributable to Loews Corporation	$180	$(75)	$513	$51

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2015	$24,650	$4	$3,481	$15,515	$280	$-	$5,370
Net income	296			279			17
Other comprehensive loss	(254)				(228)		(26)
Dividends paid	(156)			(46)			(110)
Issuance of equity securities by subsidiary	115		(2)		1		116
Purchases of subsidiary stock from noncontrolling interests	(26)		3				(29)
Purchases of Loews treasury stock	(305)					(305)
Issuance of Loews common stock	7		7
Stock-based compensation	12		12
Other	(7)		(18)	(1)			12

Balance, June 30, 2015	$24,332	$4	$3,483	$15,747	$53	$(305)	$5,350

Balance, January 1, 2016	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249
Net income (loss)	(89)			37			(126)
Other comprehensive income	533				476		57
Dividends paid	(136)			(42)			(94)
Purchases of subsidiary stock from noncontrolling interests	(9)		3				(12)
Purchases of Loews treasury stock	(98)					(98)
Stock-based compensation	24		23				1
Other	(4)		(13)	(2)			11

Balance, June 30, 2016	$23,031	$3	$3,197	$14,724	$119	$(98)	$5,086

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2016	2015

(In millions)

Operating Activities:

Net income (loss)	$(89)	$296
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net	1,389	803
Changes in operating assets and liabilities, net:
Receivables	(429)	(243)
Deferred acquisition costs	(25)	(8)
Insurance reserves	666	451
Other assets	(87)	(102)
Other liabilities	(106)	(120)
Trading securities	(548)	10

Net cash flow operating activities	771	1,087

Investing Activities:

Purchases of fixed maturities	(4,874)	(5,029)
Proceeds from sales of fixed maturities	3,070	2,859
Proceeds from maturities of fixed maturities	1,247	2,304
Purchases of limited partnership investments	(280)	(78)
Proceeds from sales of limited partnership investments	124	85
Purchases of property, plant and equipment	(974)	(1,227)
Dispositions	274	20
Change in short term investments	148	119
Other, net	148	(87)

Net cash flow investing activities	(1,117)	(1,034)

Financing Activities:

Dividends paid	(42)	(46)
Dividends paid to noncontrolling interests	(94)	(110)
Purchases of subsidiary stock from noncontrolling interests	(8)	(24)
Purchases of Loews treasury stock	(86)	(287)
Issuance of Loews common stock		7
Proceeds from sale of subsidiary stock		114
Principal payments on debt	(2,352)	(1,329)
Issuance of debt	2,843	1,503
Other, net	(1)	6

Net cash flow financing activities	260	(166)

Effect of foreign exchange rate on cash	(6)	(2)

Net change in cash	(92)	(115)
Cash, beginning of period	440	364

Cash, end of period	$348	$249

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2016 and December 31, 2015, results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2016 and 2015. Net income (loss) for the second quarter and first half of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Income. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares attributable to employee stock-based compensation plans of 4.7 million, 3.7 million, 5.1 million and 3.6 million shares were not included in the diluted weighted average shares amounts for the three and six months ended June 30, 2016 and 2015 because the effect would have been antidilutive.

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

In May of 2015, the FASB issued ASU 2015-09, “Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts.” The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The guidance is effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures, but expects to provide additional incurred and paid claims development information by accident year, quantitative information about claim frequency and the history of claims duration for significant lines of business within the annual financial statements.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, and expects the primary change to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income (loss).

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

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income (loss). The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, and expects the primary changes to be the use of the expected credit loss model for the mortgage loan portfolio and reinsurance receivables and the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses when the estimate of credit losses declines.

2.  Investments

Net investment income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

(In millions)

Fixed maturity securities	$449	$452	$895	$895
Limited partnership investments	47	50	7	210
Short term investments	2		5	3
Equity securities	4	3	7	6
Income (loss) from trading portfolio (a)	87	11	102	(4)
Other	13	9	22	17

Total investment income	602	525	1,038	1,127
Investment expenses	(15)	(15)	(29)	(29)

Net investment income	$587	$510	$1,009	$1,098

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $60, $(10), $81 and $(17) for the three and six months ended June 30, 2016 and 2015.

Investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In millions)

Fixed maturity securities	$4	$(12)	$(13)
Equity securities	3	(1)	(2)	$(1)
Derivative instruments	(6)	11	(13)	10
Short term investments and other			1	(1)

Investment gains (losses) (a)	$1	$(2)	$(27)	$8

(a)	Includes gross realized gains of $44, $36, $89 and $70 and gross realized losses of $37, $49, $104 and $71 on available-for-sale securities for the three and six months ended June 30, 2016 and 2015.

The components of net other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$13	$11	$29	$16
States, municipalities and political subdivisions		13		18
Asset-backed:
Residential mortgage-backed	1	5	1	6
Other asset-backed	1	1	3	1

Total asset-backed	2	6	4	7

Total fixed maturities available-for-sale	15	30	33	41

Equity securities available-for-sale - common stock			5	1
Short term investments		1		1

Net OTTI losses recognized in earnings	$15	$31	$38	$43

The amortized cost and fair values of securities are as follows:

June 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,613	$ 1,684	$ 93	$ 19,204	$ (1)
States, municipalities and political subdivisions	11,661	2,114	2	13,773	(25)
Asset-backed:
Residential mortgage-backed	4,994	215	20	5,189	(21)
Commercial mortgage-backed	2,080	91	8	2,163
Other asset-backed	928	8	5	931

Total asset-backed	8,002	314	33	8,283	(21)
U.S. Treasury and obligations of government-sponsored enterprises	81	11		92
Foreign government	438	22		460
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,828	4,147	128	41,847	(47)
Fixed maturities trading	457	4	1	460

Total fixed maturities	38,285	4,151	129	42,307	(47)

Equity securities:
Common stock	20	5	2	23
Preferred stock	97	6	3	100

Equity securities available-for-sale	117	11	5	123	-
Equity securities trading	525	108	89	544

Total equity securities	642	119	94	667	-

Total	$ 38,927	$ 4,270	$ 223	$ 42,974	$ (47)

December 31, 2015

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,097	$ 1,019	$ 347	$ 17,769
States, municipalities and political subdivisions	11,729	1,453	8	13,174	$ (4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197
Other asset-backed	923	6	8	921

Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5		67
Foreign government	334	13	1	346
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,267	2,707	393	39,581	(41)
Fixed maturities, trading	140		20	120

Total fixed maturities	37,407	2,707	413	39,701	(41)

Equity securities:
Common stock	46	3	1	48
Preferred stock	145	7	3	149

Equity securities available-for-sale	191	10	4	197	-
Equity securities, trading	633	56	134	555

Total equity securities	824	66	138	752	-

Total	$ 38,231	$ 2,773	$ 551	$ 40,453	$ (41)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core business would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of June 30, 2016 and December 31, 2015, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.5 billion and $996 million.

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

June 30, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,032	$43	$562	$50	$1,594	$93
States, municipalities and political subdivisions	68	2	10		78	2
Asset-backed:
Residential mortgage-backed	293	8	234	12	527	20
Commercial mortgage-backed	386	7	118	1	504	8
Other asset-backed	306	5	5		311	5

Total asset-backed	985	20	357	13	1,342	33
Foreign government	8		5		13

Total fixed maturity securities	2,093	65	934	63	3,027	128
Common stock	4	2			4	2
Preferred stock	23	3			23	3

Total	$2,120	$70	$934	$63	$3,054	$133

December 31, 2015

(In millions)

Fixed maturity securities:
Corporate and other bonds	$4,882	$302	$174	$45	$5,056	$347
States, municipalities and political subdivisions	338	8	75		413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5		557	8

Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government-sponsored enterprises	4				4
Foreign government	54	1			54	1
Redeemable preferred stock	3				3

Total fixed maturity securities	7,448	338	514	55	7,962	393
Common stock	3	1			3	1
Preferred stock	13	3			13	3

Total	$7,464	$342	$514	$55	$7,978	$397

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2016.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2016 and 2015 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Beginning balance of credit losses on fixed maturity securities	$48	$61	$53	$62
Reductions for securities sold during the period	(7)	(2)	(12)	(3)

Ending balance of credit losses on fixed maturity securities	$41	$59	$41	$59

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2016		December 31, 2015

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$1,817	$1,855	$1,574	$1,595
Due after one year through five years	8,616	9,114	7,738	8,082
Due after five years through ten years	14,583	15,466	14,652	14,915
Due after ten years	12,812	15,412	13,303	14,989

Total	$37,828	$41,847	$37,267	$39,581

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

	June 30, 2016			December 31, 2015

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value

	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

Without hedge designation:

Equity markets:
Options – purchased	$ 229	$ 24		$ 501	$ 16
– written	198		$ (10)	614		$ (28)
Futures – long				312		(1)
– short	51		(1)
Interest rate risk:
Futures – long				63
Foreign exchange:
Currency forwards – long				133	2
– short				152
Currency options – long	250	1		550	7
Commodities:
Futures – long	62		(1)
Swaps – short	50
Embedded derivative on funds withheld liability	177		(8)	179	5

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

June 30, 2016	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$18,962	$242	$19,204
States, municipalities and political subdivisions		13,771	2	13,773
Asset-backed:
Residential mortgage-backed		5,055	134	5,189
Commercial mortgage-backed		2,152	11	2,163
Other asset-backed		886	45	931

Total asset-backed		8,093	190	8,283
U.S. Treasury and obligations of government-sponsored enterprises	$91	1		92
Foreign government		460		460
Redeemable preferred stock	35			35

Fixed maturities available-for-sale	126	41,287	434	41,847
Fixed maturities trading		454	6	460

Total fixed maturities	$126	$41,741	$440	$42,307

Equity securities available-for-sale	$104		$19	$123
Equity securities trading	542		2	544

Total equity securities	$646	$-	$21	$667

Short term investments	$4,289	$950		$5,239
Other invested assets	53	5		58
Receivables			$1	1
Life settlement contracts			67	67
Payable to brokers	(657)			(657)

December 31, 2015	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$17,601	$168	$17,769
States, municipalities and political subdivisions		13,172	2	13,174
Asset-backed:
Residential mortgage-backed		4,938	134	5,072
Commercial mortgage-backed		2,175	22	2,197
Other asset-backed		868	53	921

Total asset-backed		7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	$66	1		67
Foreign government		346		346
Redeemable preferred stock	35			35

Fixed maturities available-for-sale	101	39,101	379	39,581
Fixed maturities trading		35	85	120

Total fixed maturities	$101	$39,136	$464	$39,701

Equity securities available-for-sale	$177		$20	$197
Equity securities trading	554		1	555

Total equity securities	$731	$-	$21	$752

Short term investments	$3,600	$1,134		$4,734
Other invested assets	102	44		146
Receivables		9	$3	12
Life settlement contracts			74	74
Payable to brokers	(196)			(196)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015:

										Unrealized
										Gains
										(Losses)
		Net Realized Gains								Recognized in
		(Losses) and Net Change								Net Income
		in Unrealized Gains								(Loss) on Level
		(Losses)								3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2016	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$193	$1	$3	$94	$(20)	$(7)		$(22)	$242
States, municipalities and political subdivisions	2								2
Asset-backed:
Residential mortgage-backed	128	1	(1)	10		(4)			134
Commercial mortgage- backed	27					(9)	$3	(10)	11
Other asset-backed	50		2	35	(25)	(1)		(16)	45

Total asset-backed	205	1	1	45	(25)	(14)	3	(26)	190	$-

Fixed maturities available-for-sale	400	2	4	139	(45)	(21)	3	(48)	434
Fixed maturities trading	3	4			(1)				6	4

Total fixed maturities	$403	$6	$4	$139	$(46)	$(21)	$3	$(48)	$440	$4

Equity securities available-for-sale	$19								$19
Equity securities trading	-	$1		$1					2	$1

Total equity securities	$19	$1	$-	$1	$-	$-	$-	$-	$21	$1

Life settlement contracts	$72	$6				$(11)			$67	$(3)
Derivative financial instruments, net		(2)					$3		1	(3)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at June 30
2015	Balance, April 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements

(In millions)

Fixed maturity securities:
Corporate and other bonds	$186	$(2)	$(1)			$(7)		$(35)	$141	$ (3)
States, municipalities and political subdivisions	86					(1)			85
Asset-backed:
Residential mortgage-backed	232	1	(2)			(11)		(13)	207
Commercial mortgage-backed	64	1	(1)	$9		(1)	$17	(2)	87
Other asset-backed	553	2	1	47	$(90)	(17)		(6)	490

Total asset-backed	849	4	(2)	56	(90)	(29)	17	(21)	784	-

Fixed maturities available-for-sale	1,121	2	(3)	56	(90)	(37)	17	(56)	1,010	(3)
Fixed maturities trading	89								89

Total fixed maturities	$1,210	$2	$(3)	$56	$(90)	$(37)	$17	$(56)	$1,099	$ (3)

Equity securities available-for-sale	$13		$3						$16
Equity securities trading	1								1

Total equity securities	$14	$-	$3	$-	$-	$-	$-	$-	$17	$ -

Life settlement contracts	$79	$4				$(8)			$75	$ (2)

										Unrealized
										Gains
										(Losses)
		Net Realized Gains								Recognized in
		(Losses) and Net Change								Net Income
		in Unrealized Gains								(Loss) on Level
		(Losses)								3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2016	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$168		$7	$147	$(36)	$(10)		$(34)	$242
States, municipalities and political subdivisions	2								2
Asset-backed:
Residential mortgage-backed	134	$2	(1)	10		(9)		(2)	134
Commercial mortgage-backed	22			9		(9)	$3	(14)	11
Other asset-backed	53		2	35	(25)	(1)	2	(21)	45

Total asset-backed	209	2	1	54	(25)	(19)	5	(37)	190	$-

Fixed maturities available-for-sale	379	2	8	201	(61)	(29)	5	(71)	434
Fixed maturities trading	85	5		2	(86)				6	4

Total fixed maturities	$464	$7	$8	$203	$(147)	$(29)	$5	$(71)	$440	$4

Equity securities available-for-sale	$20		$(1)						$19
Equity securities trading	1	$1		$1	$(1)				2	$1

Total equity securities	$21	$1	$(1)	$1	$(1)	$-	$-	$-	$21	$1

Life settlement contracts	$74	$10				$(17)			$67	$(3)
Derivative financial instruments, net	3	(3)			$(2)		$3		1	(3)

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

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and six months ended June 30, 2016 and 2015 there were no transfers between Level 1 and Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Short Term Investments

Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are valued consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented in the Consolidated Condensed Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.

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

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available to the Company.

June 30, 2016	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

	(In millions)

Fixed maturity securities	$226	Discounted cash flow	Credit spread	1% – 40% (6%)

Life settlement contracts	67	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (162%)

December 31, 2015

Fixed maturity securities	$138	Discounted cash flow	Credit spread	3% – 184% (6%)

Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (164%)

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

	Carrying	Estimated Fair Value
June 30, 2016	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$610			$638	$638

Liabilities:
Short term debt	329		$327	2	329
Long term debt	10,721		10,267	648	10,915

December 31, 2015

Assets:
Other invested assets, primarily mortgage loans	$678			$688	$688

Liabilities:
Short term debt	1,038		$1,050	2	1,052
Long term debt	9,507		8,538	595	9,133

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

4.  Property, Plant and Equipment

Diamond Offshore

Sale of Assets

In February of 2016, Diamond Offshore entered into a ten-year agreement with a subsidiary of GE Oil & Gas (“GE”) to provide services with respect to certain blowout preventer and related well control equipment on four newly-built drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement with GE, Diamond Offshore will sell the well control equipment to a GE affiliate and subsequently lease back such equipment pursuant to separate ten-year operating leases. During the six months ended June 30, 2016, Diamond Offshore executed three sale and leaseback transactions and received $158 million in proceeds, which was less than the carrying value of the equipment. The resulting difference was recorded as prepaid rent with no gain or loss recognized on the transactions, and will be amortized over the terms of the operating leases. Future commitments under the operating leases and contractual services agreements are estimated to aggregate approximately $491 million over the term of the agreements. Diamond Offshore expects to complete the remaining sale and leaseback transaction in the third quarter of 2016.

Asset Impairments

During the second quarter of 2016, in response to the continuing decline in industry-wide utilization for semisubmersible rigs, further exacerbated by additional and more frequent contract cancelations by customers, declining dayrates, as well as the results of a third-party strategic review of Diamond Offshore’s long-term business plan completed in the second quarter of 2016, Diamond Offshore reassessed its projections for a recovery in the offshore drilling market. As a result, Diamond Offshore concluded that an expected market recovery is now likely further in the future than had previously been estimated. Consequently, Diamond Offshore believes its cold-stacked rigs, as well as those rigs expected to be cold-stacked in the near term after they come off contract, will likely remain cold-stacked for an extended period of time. Diamond Offshore also believes that the re-entry costs for these rigs will be higher than previously estimated, negatively impacting the undiscounted, projected probability-weighted cash flow projections utilized in its impairment analysis. In addition, in response to the declining market, Diamond Offshore also reduced anticipated market pricing and expected utilization of these rigs after reactivation. In the second quarter of 2016, Diamond Offshore evaluated 15 of its drilling rigs with indications that their carrying amounts may not be recoverable. Based on updated assumptions and analyses, Diamond Offshore determined that the carrying values of eight of these rigs, consisting of three ultra-deepwater, three deepwater and two mid-water semisubmersible rigs, were impaired.

Diamond Offshore estimated the fair value of the eight impaired rigs using an income approach. The fair value of each rig was estimated based on a calculation of the rig’s discounted future net cash flows over its remaining economic life, which utilized significant unobservable inputs, including, but not limited to, assumptions related to estimated dayrate revenue, rig utilization, estimated reactivation and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. The fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. During the second quarter of 2016, Diamond Offshore recognized an impairment loss of $672 million ($263 million after tax and noncontrolling interests).

As of June 30, 2016, there were seven rigs in Diamond Offshore’s drilling fleet for which there were no indications that their carrying amounts may not be recoverable and, thus, were not evaluated for impairment at this time. If market fundamentals in the offshore oil and gas industry deteriorate further, Diamond Offshore may be required to recognize additional impairment losses in future periods.

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

See Note 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of Diamond Offshore’s 2015 asset impairments.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $85 million and $60 million for the three months ended June 30, 2016 and 2015 and $121 million and $89 million for the six months ended June 30, 2016 and 2015. Catastrophe losses in 2016 resulted primarily from U.S. weather-related events and the Fort McMurray wildfires.

Net Prior Year Development

The following tables and discussion present net prior year development.

Three Months Ended June 30, 2016	Specialty	Commercial	International	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (65)	$ (18)	$ (15)	$ (98)
Pretax (favorable) unfavorable premium development	(7)	(2)	1	(8)

Total pretax (favorable) unfavorable net prior year development	$ (72)	$ (20)	$ (14)	$ (106)

Three Months Ended June 30, 2015

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$ (13)	$ 16	$ (8)	$ (5)
Pretax (favorable) unfavorable premium development	(2)	(11)	(2)	(15)

Total pretax (favorable) unfavorable net prior year development	$ (15)	$ 5	$ (10)	$ (20)

Six Months Ended June 30, 2016	Specialty	Commercial	International	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(99)	$(32)	$(19)	$(150)
Pretax (favorable) unfavorable premium development	(18)	(4)		(22)

Total pretax (favorable) unfavorable net prior year development	$(117)	$(36)	$(19)	$(172)

Six Months Ended June 30, 2015

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(11)	$11	$(12)	$(12)
Pretax (favorable) unfavorable premium development	(8)	(12)	14	(6)

Total pretax (favorable) unfavorable net prior year development	$(19)	$(1)	$2	$(18)

Specialty

The following table and discussion present further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the Specialty segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Medical professional liability	$(23)	$(6)	$(30)	$8
Other professional liability and management liability	(41)	(1)	(50)	(4)
Surety				1
Warranty	3	1	5	1
Other	(4)	(7)	(24)	(17)

Total pretax (favorable) unfavorable development	$(65)	$(13)	$(99)	$(11)

Three Months

2016

Favorable development in medical professional liability was due to lower than expected severity for individual healthcare professionals and allied facilities for accident years 2014 and prior.

Favorable development in other professional liability and management liability was primarily related to lower than expected frequency of claims in accident years 2010 through 2015, mainly driven by professional services. This was partially offset by unfavorable development in accident year 2015 related to an increase in management liability frequency of larger claims.

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

Six Months

2016

Favorable development for medical professional liability was primarily due to lower than expected severities for individual healthcare professionals, allied facilities, and hospitals in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence in hospitals and higher than expected severity in accident years 2014 and 2015 in the aging services business.

Favorable development in other professional liability and management liability was primarily related to lower than expected frequency of claims in accident years 2010 through 2015, mainly driven by professional services. Additional favorable development was related to favorable outcomes on larger claims in 2013 and prior in professional services. This was partially offset by unfavorable development in accident years 2014 and 2015 related to an increase in management liability frequency of larger claims.

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

Commercial

The following table and discussion present further detail of the development recorded for the Commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Commercial auto	$(20)	$7	$(35)	$7
General liability	(37)	1	(52)	5
Workers’ compensation	50	24	54	23
Property and other	(11)	(16)	1	(24)

Total pretax (favorable) unfavorable development	$(18)	$16	$(32)	$11

Three Months

2016

Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2010 through 2014.

Favorable development for general liability was primarily due to better than expected claim settlements in accident years 2012 through 2014 and better than expected severity on umbrella claims in accident years 2010 through 2013.

Unfavorable development for workers’ compensation was due to a reduction in estimated recoveries on war hazard claims for Defense Base Act contractors, which was partially offset by favorable development related to lower than expected frequencies for the small and middle market businesses in accident years 2009 through 2014.

Favorable development for property and other was primarily due to better than expected loss emergence in accident years 2013 through 2015.

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

Six Months

2016

Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2010 through 2014.

Favorable development for general liability was primarily due to better than expected claim settlements in accident years 2012 through 2014 and better than expected severity on umbrella claims in accident years 2010 through 2013.

Unfavorable development for workers’ compensation was due to a reduction in estimated recoveries on war hazard claims for Defense Base Act contractors, which was partially offset by favorable development related to lower than expected frequencies for the small and middle market businesses in accident years 2009 through 2014.

Unfavorable development for property and other was primarily due to higher than expected severity from a 2015 catastrophe event. Favorable development was primarily due to better than expected loss emergence in accident years 2013 through 2015.

2015

In addition to the favorable property development noted in the three month discussion, there was additional favorable development for property related to better than expected loss emergence from 2014 catastrophe events.

International

The following table and discussion present further detail of the development recorded for the International segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Medical professional liability	$(1)		$(1)
Other professional liability	18	$(5)	17	$(5)
Liability	(19)	(2)	(19)	(7)
Property & marine	(3)	(8)	(7)	(14)
Other	(10)	7	(9)	14

Total pretax (favorable) unfavorable development	$(15)	$(8)	$(19)	$(12)

Three Months

2016

Unfavorable development for other professional liability was primarily due to higher than expected large loss emergence in accident years 2011 through 2015.

Favorable development for liability was primarily due to better than expected severity in accident years 2013 and prior.

Favorable development for other coverages was primarily due to better than expected severity in auto liability in accident years 2011 through 2015.

2015

Favorable development in property and marine was due to better than expected emergence in accident years 2012 through 2014.

Unfavorable development in other is due to large losses in financial institutions and political risk primarily in accident year 2014.

Six Months

2016

Unfavorable development for other professional liability was primarily due to higher than expected large loss emergence in accident years 2011 through 2015.

Favorable development for liability was primarily due to better than expected severity in accident years 2013 and prior.

Favorable development for other coverages was primarily due to better than expected severity in auto liability in accident years 2011 through 2015.

2015

Favorable development in property and marine was due to better than expected emergence in accident years 2012 through 2014.

Unfavorable development in other is due to large losses in financial institutions and political risk primarily in accident year 2014.

Asbestos and Environmental Pollution (“A&EP”) Reserves

In 2010, Continental Casualty Company (“CCC”) together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO through a loss portfolio transfer (loss portfolio transfer or “LPT”). At the effective date of the transaction, CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.

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

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Net A&EP adverse development before consideration of LPT	$-	$150	$200	$150
Provision for uncollectible third party reinsurance on A&EP

Additional amounts ceded under LPT	-	150	200	150
Retroactive reinsurance benefit recognized	$(9)	(66)	(82)	(71)

Pretax impact of unrecognized deferred retroactive reinsurance benefit	$(9)	$84	$118	$79

CNA completed its reserve review of A&EP reserves in the first quarter of 2016. Based upon CNA’s review, net unfavorable development prior to cessions to the LPT of $200 million was recognized. The unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. This unfavorable development was ceded to NICO under the LPT, however CNA’s reported earnings were negatively affected due to the application of retroactive reinsurance accounting, as only a portion of the additional amounts ceded under the LPT were recognized that quarter. All amounts recognized related to the LPT are recorded within Insurance claims and policyholders’ benefits in the Consolidated Condensed Statement of Income.

As of June 30, 2016 and December 31, 2015, the cumulative amounts ceded under the LPT were $2.8 billion and $2.6 billion. The unrecognized deferred retroactive reinsurance benefit was $359 million and $241 million as of June 30, 2016 and December 31, 2015.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.6 billion and $2.8 billion as of June 30, 2016 and December 31, 2015. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

6.  Income Taxes

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Income (loss) before income tax:
U.S.	$ (142)	$ 129	$ (103)	$ 266
Foreign	(134)	166	22	134

Total	$ (276)	$ 295	$ (81)	$ 400

Income tax expense (benefit) at statutory rate	$ (97)	$ 103	$ (28)	$ 140
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(33)	(29)	(64)	(58)
Foreign related tax differential	63	(32)	23	(5)
Valuation allowance	77		77
Amortization of deferred charges associated with intercompany rig sales to other tax jurisdictions		4		41
Taxes related to domestic affiliate	(2)	4	1	(6)
Partnership earnings not subject to taxes	(11)	(7)	(28)	(20)
Unrecognized tax benefit	5	2	10	5
Other	10	3	17	7

Income tax expense	$ 12	$ 48	$ 8	$ 104

The effective tax rate is impacted by the change in the relative components of earnings or losses generated in foreign tax jurisdictions with lower tax rates.

In the second quarter of 2016, a valuation allowance of $77 million was established for the future tax benefit of foreign tax credits in the U.S. which Diamond Offshore no longer expects to be able to realize prior to their expiration.

7.  Debt

CNA Financial

In the first quarter of 2016, CNA completed a public offering of $500 million aggregate principal amount of 4.5% senior notes due March 1, 2026 and used the net proceeds to repay the entire $350 million outstanding principal amount of its 6.5% senior notes due August 15, 2016.

Diamond Offshore

In the first quarter of 2016, Diamond Offshore cancelled its commercial paper program and repaid the $287 million in commercial paper outstanding at December 31, 2015 with proceeds from Eurodollar loans under its revolving credit agreement. As of June 30, 2016, there was $327 million outstanding under the revolving credit agreement.

Boardwalk Pipeline

In May of 2016, Boardwalk Pipeline completed a public offering of $550 million aggregate principal amount of 6.0% senior notes due June 1, 2026 and used the proceeds to reduce borrowings under its revolving credit facility.

Loews

In March of 2016, the Company completed a public offering of $500 million aggregate principal amount of 3.8% senior notes due April 1, 2026 and repaid in full the entire $400 million aggregate principal amount of its 5.3% senior notes at maturity.

8.  Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2015 and 2016:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, April 1, 2015	$ 31	$ 944	$ (3)	$ (636)	$ (38)	$ 298
Other comprehensive income (loss) before reclassifications, after tax of $2, $186, $0, $(18) and $0	(4)	(370)		37	49	(288)
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $(5), $0, $(4) and $0		7	1	6		14

Other comprehensive income (loss)	(4)	(363)	1	43	49	(274)
Amounts attributable to noncontrolling interests	1	38	(1)	(5)	(4)	29

Balance, June 30, 2015	$ 28	$ 619	$ (3)	$ (598)	$ 7	$ 53

Balance, April 1, 2016	$ 29	$ 554	$ (2)	$ (643)	$ (64)	$ (126)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(164), $0, $0 and $0	(1)	322			(48)	273
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $6, $0, $(4) and $0		(1)		5		4

Other comprehensive income (loss)	(1)	321	-	5	(48)	277
Amounts attributable to noncontrolling interests		(37)		(1)	6	(32)

Balance, June 30, 2016	$ 28	$ 838	$ (2)	$ (639)	$ (106)	$ 119

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2015	$ 32	$ 846	$ (6)	$ (641)	$ 49	$ 280
Other comprehensive income (loss) before reclassifications, after tax of $2, $124, $1, $(18) and $0	(5)	(251)	(2)	37	(47)	(268)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $(5), $(2), $(7) and $0		(2)	6	10		14

Other comprehensive income (loss)	(5)	(253)	4	47	(47)	(254)
Issuance of equity securities by subsidiary				1		1
Amounts attributable to noncontrolling interests	1	26	(1)	(5)	5	26

Balance, June 30, 2015	$ 28	$ 619	$ (3)	$ (598)	$ 7	$ 53

Balance, January 1, 2016	$ 24	$ 347	$ (3)	$ (649)	$ (76)	$ (357)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $(272), $0, $0 and $0	2	539			(34)	507
Reclassification of losses from accumulated other comprehensive income, after tax of $(1), $(1), $0, $(7) and $0	2	10	1	13		26

Other comprehensive income (loss)	4	549	1	13	(34)	533
Amounts attributable to noncontrolling interests		(58)		(3)	4	(57)

Balance, June 30, 2016	$ 28	$ 838	$ (2)	$ (639)	$ (106)	$ 119

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Loews purchased 0.3 million shares of CNA common stock at an aggregate cost of $8 million during the six months ended June 30, 2016. The Company’s percentage ownership interest in CNA remained unchanged as a result of these transactions, at 90%. The Company’s purchase price of the shares was lower than the carrying value of its investment in CNA, resulting in an increase to Additional paid-in capital (“APIC”) of $3 million.

Treasury Stock

The Company repurchased 2.6 million and 7.6 million shares of Loews common stock at aggregate costs of $98 million and $305 million during the six months ended June 30, 2016 and 2015.

9.  Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table provides the components of net periodic benefit cost for the plans:

	Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Service cost	$2	$4	$4	$8
Interest cost	32	32	64	64
Expected return on plan assets	(44)	(49)	(88)	(97)
Amortization of unrecognized net loss	12	12	23	23
Settlement charge	1		2

Net periodic benefit cost	$3	$(1)	$5	$(2)

	Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Interest cost			$1	$1
Expected return on plan assets	$(1)	$(1)	(2)	(2)
Amortization of unrecognized prior service benefit	(1)	(3)	(2)	(5)
Amortization of unrecognized net loss		1		1

Net periodic benefit cost	$(2)	$(3)	$(3)	$(5)

10.  Business Segments

The Company’s segments are CNA Financial’s core property and casualty commercial insurance operations which include Specialty, Commercial and International; CNA’s Other Non-Core operations; Diamond Offshore; Boardwalk Pipeline; Loews Hotels; and Corporate and other. The Company’s reportable segments are primarily based on its individual operating subsidiaries. Each of the principal operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA, are included in the Corporate and other segment. For additional disclosures regarding the composition of the Company’s segments see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Revenues (a):

CNA Financial:
Property and Casualty:
Specialty	$928	$904	$1,793	$1,821
Commercial	876	883	1,678	1,778
International	214	220	429	426
Other Non-Core	330	320	651	654

Total CNA Financial	2,348	2,327	4,551	4,679
Diamond Offshore	390	632	861	1,259
Boardwalk Pipeline	308	299	655	629
Loews Hotels	189	167	352	306
Corporate and other	72	10	61	40

Total	$3,307	$3,435	$6,480	$6,913

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
Property and Casualty:
Specialty	$250	$206	$430	$413
Commercial	146	122	241	308
International	(27)	35	(17)	48
Other Non-Core	(79)	(198)	(306)	(290)

Total CNA Financial	290	165	348	479
Diamond Offshore	(657)	106	(574)	(181)
Boardwalk Pipeline	65	38	164	115
Loews Hotels	4	14	13	24
Corporate and other	22	(28)	(32)	(37)

Total	$(276)	$295	$(81)	$400

Net income (loss) (a):

CNA Financial:
Property and Casualty:
Specialty	$150	$124	$257	$247
Commercial	86	72	142	182
International	(21)	19	(13)	28
Other Non-Core	(26)	(91)	(137)	(123)

Total CNA Financial	189	124	249	334
Diamond Offshore	(290)	45	(247)	(81)
Boardwalk Pipeline	17	12	48	37
Loews Hotels	1	8	4	13
Corporate and other	18	(19)	(17)	(24)

Total	$(65)	$170	$37	$279

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
Property and Casualty:
Specialty	$4		$(7)	$4
Commercial	8	$2	(10)	6
International	4	1	8	2
Other Non-Core	(3)	(5)	(6)	(4)

Total CNA Financial	13	(2)	(15)	8
Corporate and other	(12)		(12)

Total	$1	$(2)	$(27)	$8

Net income (loss):

CNA Financial:
Property and Casualty:
Specialty	$3	$1	$(4)	$3
Commercial	4		(6)	3
International	3		6	1
Other Non-Core	(4)	2	(7)	4

Total CNA Financial	6	3	(11)	11
Corporate and other	(4)		(4)

Total	$2	$3	$(15)	$11

11.  Legal Proceedings

The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

12.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of June 30, 2016, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $259 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2016, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of June 30, 2016, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $2.0 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

13.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2016 and December 31, 2015, and consolidating statements of income information for the six months ended June 30, 2016 and 2015. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

June 30, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$ 46,549	$ 90	$ 150	$ 93	$ 5,477		$ 52,359
Cash	289	14	13	13	19		348
Receivables	7,799	328	74	37	399	$ (21)	8,616
Property, plant and equipment	269	5,849	7,865	1,099	44		15,126
Deferred income taxes	314			3	58	(375)	-
Goodwill	111		237				348
Investments in capital stocks of subsidiaries					15,232	(15,232)	-
Other assets	930	225	317	272	7	15	1,766
Deferred acquisition costs of insurance subsidiaries	620						620

Total assets	$ 56,881	$ 6,506	$ 8,656	$ 1,517	$ 21,236	$ (15,613)	$ 79,183

Liabilities and Equity:

Insurance reserves	$ 37,980						$ 37,980
Payable to brokers	448				$ 862		1,310
Short term debt	1	$ 327		$ 2			330
Long term debt	2,711	1,980	$ 3,626	644	1,774		10,735
Deferred income taxes	2	115	799	48		$ (360)	604
Other liabilities	3,878	467	509	67	293	(21)	5,193

Total liabilities	45,020	2,889	4,934	761	2,929	(381)	56,152

Total shareholders’ equity	10,638	1,928	1,550	754	18,307	(15,232)	17,945
Noncontrolling interests	1,223	1,689	2,172	2			5,086

Total equity	11,861	3,617	3,722	756	18,307	(15,232)	23,031

Total liabilities and equity	$ 56,881	$ 6,506	$ 8,656	$ 1,517	$ 21,236	$ (15,613)	$ 79,183

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$ 44,699	$ 117		$ 81	$ 4,503		$ 49,400
Cash	387	13	$ 4	12	24		440
Receivables	7,384	409	93	35	96	$ 24	8,041
Property, plant and equipment	333	6,382	7,712	1,003	47		15,477
Deferred income taxes	662			3	68	(733)	-
Goodwill	114		237				351
Investments in capital stocks of subsidiaries					15,129	(15,129)	-
Other assets	848	233	319	282		17	1,699
Deferred acquisition costs of insurance subsidiaries	598						598

Total assets	$ 55,025	$ 7,154	$ 8,365	$ 1,416	$ 19,867	$ (15,821)	$ 76,006

Liabilities and Equity:

Insurance reserves	$ 36,486						$ 36,486
Payable to brokers	358				$ 209		567
Short term debt	351	$ 287		$ 2	400		1,040
Long term debt	2,213	1,980	$ 3,458	590	1,279		9,520
Deferred income taxes	5	276	766	47		$ (712)	382
Other liabilities	3,883	496	510	70	222	20	5,201

Total liabilities	43,296	3,039	4,734	709	2,110	(692)	53,196

Total shareholders’ equity	10,516	2,195	1,517	705	17,757	(15,129)	17,561
Noncontrolling interests	1,213	1,920	2,114	2			5,249

Total equity	11,729	4,115	3,631	707	17,757	(15,129)	22,810

Total liabilities and equity	$ 55,025	$ 7,154	$ 8,365	$ 1,416	$ 19,867	$ (15,821)	$ 76,006

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,429						$3,429
Net investment income	937				$72		1,009
Intercompany interest and dividends					632	$(632)	-
Investment losses	(15)	$(12)					(27)
Contract drilling revenues		801					801
Other revenues	200	60	$655	$352	1		1,268

Total	4,551	849	655	352	705	(632)	6,480

Expenses:

Insurance claims and policyholders’ benefits	2,747						2,747
Amortization of deferred acquisition costs	612						612
Contract drilling expenses		411					411
Other operating expenses	756	974	403	328	57		2,518
Interest	88	50	88	11	36		273

Total	4,203	1,435	491	339	93	-	6,561

Income (loss) before income tax	348	(586)	164	13	612	(632)	(81)
Income tax (expense) benefit	(71)	100	(35)	(9)	7		(8)

Net income (loss)	277	(486)	129	4	619	(632)	(89)
Amounts attributable to noncontrolling interests	(28)	235	(81)				126

Net income (loss) attributable to Loews Corporation	$249	$(251)	$48	$4	$619	$(632)	$37

Loews Corporation

Consolidating Statement of Income Information

Six Months Ended June 30, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$3,422						$3,422
Net investment income	1,058	$1			$39		1,098
Intercompany interest and dividends					650	$(650)	-
Investment gains	8						8
Contract drilling revenues		1,217					1,217
Other revenues	191	41	$629	$306	1		1,168

Total	4,679	1,259	629	306	690	(650)	6,913

Expenses:

Insurance claims and policyholders’ benefits	2,808						2,808
Amortization of deferred acquisition costs	617						617
Contract drilling expenses		695					695
Other operating expenses	697	696	423	272	40		2,128
Interest	78	49	91	10	37		265

Total	4,200	1,440	514	282	77	-	6,513

Income (loss) before income tax	479	(181)	115	24	613	(650)	400
Income tax (expense) benefit	(107)	22	(21)	(11)	13		(104)

Net income (loss)	372	(159)	94	13	626	(650)	296
Amounts attributable to noncontrolling interests	(38)	78	(57)				(17)

Net income (loss) attributable to Loews Corporation	$334	$(81)	$37	$13	$626	$(650)	$279

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

Consolidated Financial Results

Net loss for the three months ended June 30, 2016 was $65 million, or $0.19 per share, compared to net income of $170 million, or $0.46 per share, in the prior year period. Net income for the six months ended June 30, 2016 was $37 million, or $0.11 per share, compared to $279 million, or $0.75 per share, in the prior year period.

Results include asset impairment charges at Diamond Offshore Drilling, Inc. of $267 million (after tax and noncontrolling interests) for the three and six months ended June 30, 2016 and $158 million (after tax and noncontrolling interests) for the six months ended June 30, 2015.

Book value per share excluding accumulated other comprehensive income (AOCI) increased to $52.84 at June 30, 2016 from $52.72 at December 31, 2015.

Three Months Ended June 30, 2016 Compared to 2015

Results for the three months ended June 30, 2016 decreased $235 million as compared to the prior year due to an asset impairment charge at Diamond Offshore partially offset by higher earnings at CNA and improved results from the parent company investment portfolio due to higher income from equity securities.

CNA’s earnings increased due to the impact of a $49 million charge (after tax and noncontrolling interests) in 2015 related to the 2010 retroactive reinsurance agreement to cede its legacy asbestos and environmental pollution liabilities (loss portfolio transfer or LPT). CNA’s earnings also benefited from increased favorable net prior year development.

Diamond Offshore’s earnings decreased due to an asset impairment charge of $680 million ($267 million after tax and noncontrolling interests) related to the carrying value of Diamond Offshore’s drilling rigs. Absent this charge, Diamond Offshore’s earnings declined due to a substantial reduction in the number of rigs operating as compared to the year ago period partially offset by lower depreciation expense resulting mainly from the asset impairment charges recorded in 2015.

Boardwalk Pipeline’s earnings increased partially due to new rates in effect following the Gulf South rate case and proceeds received from a one-time legal settlement. Additionally, the Evangeline pipeline, which was placed into service in mid-2015, and new growth projects contributed to earnings.

Loews Hotels’ earnings decreased due to an impairment charge related to a joint venture property.

Six Months Ended June 30, 2016 Compared to 2015

Net income for the six months ended June 30, 2016 decreased primarily due to lower earnings at CNA and Diamond Offshore partially offset by higher earnings at Boardwalk Pipeline and improved results from the parent company investment portfolio due to higher income from equity securities.

CNA’s earnings decreased due to lower net investment income driven by limited partnership investment results, realized investment losses in 2016 as compared to gains in 2015 and a higher LPT charge in 2016 as compared to the prior year period. These items were partially offset by increased favorable net prior year development.

Diamond Offshore’s earnings decreased due to increased asset impairment charges. Excluding these impairment charges, year-over-year earnings decreased as a result of a substantial reduction in the number of operating rigs partially offset by revenue earned by newbuild drillships and lower depreciation expense as a result of the asset impairment charges recorded in 2015.

The change in Boardwalk Pipeline’s and Loews Hotels’ results are primarily due to the reasons discussed above in the three month comparison.

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

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Insurance premiums	$ 1,730	$ 1,735	$ 3,429	$ 3,422
Net investment income	502	500	937	1,058
Investment gains (losses)	13	(2)	(15)	8
Other revenues	103	94	200	191

Total	2,348	2,327	4,551	4,679

Expenses:
Insurance claims and policyholders’ benefits	1,339	1,469	2,747	2,808
Amortization of deferred acquisition costs	305	314	612	617
Other operating expenses	376	340	756	697
Interest	38	39	88	78

Total	2,058	2,162	4,203	4,200

Income before income tax	290	165	348	479
Income tax expense	(80)	(27)	(71)	(107)

Net income	210	138	277	372
Amounts attributable to noncontrolling interests	(21)	(14)	(28)	(38)

Net income attributable to Loews Corporation	$ 189	$ 124	$ 249	$ 334

Three Months Ended June 30, 2016 Compared to 2015

Net income increased $65 million for the three months ended June 30, 2016 as compared with the same period in 2015. Results in 2015 were negatively affected by a $49 million (after tax and noncontrolling interests) charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, the current year benefitted from improved underwriting results largely due to favorable net prior year development of $106 million for the three months ended June 30, 2016 as compared to $20 million in 2015 and improved results from the long term care business, partially offset by foreign currency exchange rate losses.

Six Months Ended June 30, 2016 Compared to 2015

Net income decreased $85 million for the six months ended June 30, 2016 as compared with the same period in 2015. Net income in 2016 and 2015 was negatively affected by a $74 million (after tax and noncontrolling interests) charge and a $49 million (after tax and noncontrolling interests) charge related to the loss portfolio transfer. Net income also decreased due to lower net investment income, primarily due to lower limited partnership returns, and higher non-catastrophe current accident year losses. These decreases were partially offset by higher favorable net prior year development of $172 million for the six months ended June 30, 2016 as compared to $18 million in 2015 and improved results in the long term care business.

CNA SEGMENT RESULTS

CNA utilizes the net operating income (loss) financial measure to monitor its operations. Net operating income (loss) is calculated by excluding from net income (loss) the after tax and noncontrolling interests effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance.

CNA’s three business segments: Specialty, Commercial and International, are aggregated and reported in CNA’s core property and casualty insurance operations, CNA’s Life & Group, Non-Core and Other operations are reported in Other Non-Core.

CNA Property and Casualty Insurance Operations

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

The following tables summarize the results of CNA’s property and casualty operations for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$ 691	$ 740	$ 194	$ 1,625
Net earned premiums	702	696	197	1,595
Net investment income	133	164	13	310
Net operating income (loss)	147	83	(24)	206
Net realized investment gains	3	3	3	9
Net income (loss)	150	86	(21)	215

Other performance metrics:
Loss and loss adjustment expense ratio	53.9%	67.4%	79.8%	63.0%
Expense ratio	31.3	35.7	38.8	34.2
Dividend ratio	0.2	0.4		0.2

Combined ratio	85.4%	103.5%	118.6%	97.4%

Rate	1%	0%	(2)%	0%
Retention	86	83	70	82
New business (a)	$ 61	$ 146	$ 62	$ 269

Three Months Ended June 30, 2015	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$672	$717	$249	$1,638
Net earned premiums	689	703	207	1,599
Net investment income	134	169	13	316
Net operating income	123	72	19	214
Net realized investment gains	1			1
Net income	124	72	19	215

Other performance metrics:
Loss and loss adjustment expense ratio	60.3%	72.1%	55.0%	64.8%
Expense ratio	30.7	34.9	37.2	33.4
Dividend ratio	0.2	0.2		0.2

Combined ratio	91.2%	107.2%	92.2%	98.4%

Rate	1%	2%	(2)%	1%
Retention	86	79	76	81
New business (a)	$63	$149	$25	$237

Six Months Ended June 30, 2016

Net written premiums	$1,375	$1,488	$430	$3,293
Net earned premiums	1,384	1,384	395	3,163
Net investment income	240	290	25	555
Net operating income (loss)	261	149	(19)	391
Net realized investment gains (losses)	(4)	(7)	6	(5)
Net income (loss)	257	142	(13)	386

Other performance metrics:
Loss and loss adjustment expense ratio	55.5%	65.8%	70.5%	61.9%
Expense ratio	31.7	36.5	38.3	34.7
Dividend ratio	0.2	0.4		0.2

Combined ratio	87.4%	102.7%	108.8%	96.8%

Rate	1%	0%	(1)%	0%
Retention	87	83	75	83
New business (a)	$126	$283	$122	$531

Six Months Ended June 30, 2015

Net written premiums	$1,370	$1,476	$461	$3,307
Net earned premiums	1,369	1,381	398	3,148
Net investment income	289	373	27	689
Net operating income	244	179	27	450
Net realized investment gains	3	3	1	7
Net income	247	182	28	457

Other performance metrics:
Loss and loss adjustment expense ratio	61.7%	69.6%	57.7%	64.7%
Expense ratio	31.0	35.4	37.4	33.7
Dividend ratio	0.2	0.3		0.2

Combined ratio	92.9%	105.3%	95.1%	98.6%

Rate	1%	2%	(1)%	1%
Retention	86	77	77	80
New business (a)	$139	$287	$60	$486

(a)	International includes Hardy new business of $36 million and $67 million for the three and six months ended June 30, 2016. Prior year amounts are not included for Hardy.

Three Months Ended June 30, 2016 Compared to 2015

Net written premiums decreased slightly for the three months ended June 30, 2016 as compared with the same period in 2015. Excluding the effect of foreign currency exchange rates and the timing of reinsurance purchases, net written premiums decreased 12% in International primarily due to lower retention and rate. These decreases were partially offset by increases in Specialty and Commercial, primarily reflecting steady retention, positive rate and a modest amount of new business in Specialty and higher retention and a steady level of new business in Commercial. The increase in net earned premiums for Specialty and the decrease for International were consistent with the trend in net written premiums. For Commercial, excluding the effect of premium development, the increase in net earned premiums, was consistent with the trend in net written premiums.

Net operating income decreased $8 million for the three months ended June 30, 2016 as compared with the same period in 2015. The decrease in net operating income was primarily due to a higher level of large losses, higher catastrophe losses and the negative effect of fluctuations in foreign currency exchange rates in International, partially offset by higher favorable net prior year reserve development in Specialty and Commercial. Catastrophe losses were $52 million (after tax and noncontrolling interests) for the three months ended June 30, 2016 as compared to catastrophe losses of $35 million (after tax and noncontrolling interests) for the same period in 2015.

Favorable net prior year development of $106 million and $20 million was recorded for the three months ended June 30, 2016 and 2015. For the three months ended June 30, 2016 and 2015, Specialty recorded favorable net prior year development of $72 million and $15 million, Commercial recorded favorable net prior year development of $20 million and unfavorable net prior year development of $5 million and International recorded favorable net prior year development of $14 million and $10 million. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 5.8 points for the three months ended June 30, 2016 as compared with the same period in 2015. The loss ratio improved 6.4 points due to higher favorable net prior year reserve development, partially offset by a higher non-catastrophe current accident year loss ratio. The expense ratio increased 0.6 points for the three months ended June 30, 2016 as compared with the same period in 2015, primarily due to higher net commissions.

Commercial’s combined ratio improved 3.7 points for the three months ended June 30, 2016 as compared with the same period in 2015. The loss ratio improved 4.7 points due to favorable net prior year reserve development and an improved non-catastrophe current accident year loss ratio. The expense ratio increased 0.8 points for the three months ended June 30, 2016 as compared with the same period in 2015, due to higher underwriting expenses.

International’s combined ratio increased 26.4 points for the three months ended June 30, 2016 as compared with the same period in 2015. The loss ratio increased 24.8 points due to an increase in the current accident year loss ratio driven by large losses related to political risk, property and financial institutions, partially offset by higher favorable net prior year loss development. The expense ratio increased 1.6 points for the three months ended June 30, 2016 as compared with the same period in 2015 due to lower net earned premiums.

Six Months Ended June 30, 2016 Compared to 2015

Net written premiums decreased slightly for the six months ended June 30, 2016 as compared with the same period in 2015. Excluding the effect of foreign currency exchange rates and premium development, net written premiums decreased 6% for International primarily due to lower retention and rate, partially offset by an increase in Specialty and Commercial, reflecting steady retention, positive rate and a modest amount of new business in Specialty and higher retention and a steady level of new business in Commercial. The increase in net earned premiums for Specialty and Commercial and the decrease for International were consistent with the trend in net written premiums.

Net operating income decreased $59 million for the six months ended June 30, 2016 as compared with the same period in 2015. The decrease in net operating income was primarily due to a higher level of large losses, higher catastrophe losses and the negative effect of fluctuations in foreign currency exchange rates for International and lower net investment income for Specialty and Commercial, partially offset by favorable net prior year reserve development in Specialty and Commercial. Catastrophe losses were $73 million (after tax and noncontrolling interests) for the six months ended June 30, 2016 as compared to catastrophe losses of $52 million (after tax and noncontrolling interests) for the same period in 2015.

Favorable net prior year development of $172 million and $18 million was recorded for the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, Specialty recorded favorable net prior year development of $117 million and $19 million, Commercial recorded favorable net prior year development of $36 million and $1 million and International recorded favorable net prior year development of $19 million and unfavorable net prior year development of $2 million. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 5.5 points for the six months ended June 30, 2016 as compared with the same period in 2015. The loss ratio improved 6.2 points primarily due to higher favorable net prior year reserve development, partially offset by a higher non-catastrophe current accident year loss ratio. The expense ratio increased 0.7 points for the six months ended June 30, 2016 as compared with the same period in 2015 due to higher underwriting expenses and net commissions.

Commercial’s combined ratio improved 2.6 points for the six months ended June 30, 2016 as compared with the same period in 2015. The loss ratio improved 3.8 points, due to favorable net prior year reserve development and an improved non-catastrophe current accident year loss ratio. The expense ratio increased 1.1 point for the six months ended June 30, 2016 as compared with the same period in 2015, due to higher underwriting expenses.

International’s combined ratio increased 13.7 points for the six months ended June 30, 2016 as compared with the same period in 2015. The loss ratio increased 12.8 points due to an increase in the current accident year loss ratio driven by large losses related to political risk, property and financial institutions, partially offset by favorable net prior year development. The expense ratio increased 0.9 point for the six months ended June 30, 2016 as compared with the same period in 2015, due to higher underwriting expenses and a decrease in net earned premiums.

Referendum on the United Kingdom’s Membership in the European Union

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will formally commence the process to leave the E.U. and begin negotiating the terms of treaties that will govern the U.K.’s future relationship with the E.U. Although the terms of any future treaties are unknown, changes in CNA’s international operating platform may be required to continue to write business in the E.U. after the completion of Brexit. As a result of these changes, the complexity and cost of regulatory compliance of CNA’s European business is likely to increase.

Other Non-Core Operations

Other Non-Core primarily includes the results of CNA’s long term care business that is in run-off, which is part of Life & Group Non-Core, and also includes certain corporate expenses, including interest on corporate debt, and the results of property and casualty business in run-off, including CNA Re and A&EP, which is part of Other.

The following tables summarize the results of CNA’s Other Non-Core operations for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016	Life & Group Non-Core	Other	Other Non-Core

(In millions)

Net earned premiums	$136		$136
Net investment income	188	$4	192
Net operating loss	(4)	(19)	(23)
Net realized investment losses	(3)		(3)
Net loss	(7)	(19)	(26)

Three Months Ended June 30, 2015

Net earned premiums	$137		$137
Net investment income	179	$5	184
Net operating loss	(22)	(71)	(93)
Net realized investment gains	2		2
Net loss	(20)	(71)	(91)

Six Months Ended June 30, 2016	Life & Group Non-Core	Other	Other Non-Core

(In millions)

Net earned premiums	$267		$267
Net investment income	375	$7	382
Net operating loss	(6)	(125)	(131)
Net realized investment losses	(6)		(6)
Net loss	(12)	(125)	(137)

Six Months Ended June 30, 2015

Net earned premiums	$275		$275
Net investment income	358	$11	369
Net operating loss	(37)	(90)	(127)
Net realized investment gains	4		4
Net loss	(33)	(90)	(123)

Three Months Ended June 30, 2016 Compared to 2015

The net loss decreased $65 million for the three months ended June 30, 2016 as compared with the same period in 2015. Results in 2015 were negatively affected by a $49 million (after tax and noncontrolling interests) charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP loss portfolio transfer, as CNA completed the reserve review in the second quarter of 2015 and in the first quarter of 2016, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, the loss was generally in line with expectations, as the impact of unfavorable persistency in the long term care business was partially offset by favorable mortality experience in the structured settlements and life settlement contracts business.

Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results for CNA’s long term care business in 2016 now reflect the variance between actual experience and the expected results contemplated in CNA’s best estimate reserves.

Six Months Ended June 30, 2016 Compared to 2015

The net loss increased $14 million for the six months ended June 30, 2016 as compared with the same period in 2015. Results in 2016 and 2015 were negatively affected by a $74 million (after tax and noncontrolling interests) charge and a $49 million (after tax and noncontrolling interests) charge related to the loss portfolio transfer. In addition, the 2016 net loss was negatively affected by the elimination of lease revenue and increased lease expense due to the sale of the principal executive office of CNA in the first quarter of 2016.

The results for the long term care business and the structured settlements and life settlement contracts business were generally consistent with the three month comparison above.

Diamond Offshore

Market Overview

Diamond Offshore provides contract drilling services worldwide with a fleet of 28 offshore drilling rigs. Diamond Offshore’s current fleet consists of 19 semisubmersibles, five jack-up rigs, including four jack-up rigs that Diamond Offshore is marketing for sale, and four dynamically positioned drillships. The Ocean GreatWhite, was delivered in mid-July 2016 and has mobilized to Singapore for a rig enhancement project. Diamond Offshore expects the Ocean GreatWhite to commence its contract offshore Australia in the fourth quarter of this year. Additionally, in July of 2016, Diamond Offshore reached a decision to sell the Ocean Quest and Ocean Star for scrap value.

Overall fundamentals in the offshore oil and gas industry have continued to deteriorate. Oil prices, which had fallen to a 12-year low below $30 per barrel in January 2016, had rebounded to the upper $40 per barrel range as of June 30, 2016, but continue to exhibit day-to-day volatility due to multiple factors, including fluctuations in the current and expected level of global oil inventories. Despite the increase in oil prices during the second quarter of 2016, industry reports indicate that utilization for floaters continues to fall at a rate of approximately 5% per quarter and cancelation of contracts for deepwater rigs has persisted. Significant operating losses incurred during 2015 and 2016 by many independent and national oil companies and exploration and production companies, as well as an uncertain outlook with respect to future demand for oil and gas and the resulting price instability, have resulted in significantly reduced capital spending plans for 2016 and possibly beyond, as operators struggle to stay cash neutral in the current oil price environment. Customer inquiries for rig availability and new tenders have continued to decline in 2016, as compared to prior years. The majority of Diamond Offshore’s recent customer discussions related to new projects are for work that materializes in 2018 and later.

Based on industry reports, since 2014, approximately 55 floater rigs have been retired and others have been cold stacked, slightly abating the current oversupply of drilling rigs. However, the number of available rigs continues to grow as contracted rigs come off contract and newly-built rigs are delivered. Competition for the limited number of drilling jobs continues to be intense. In some cases, dayrates have been negotiated at near break-even levels to provide for the recovery of operating costs for rigs that would otherwise be uncontracted or cold stacked. Market studies indicate that dayrates for sixth-generation rigs have declined on average by double digits during the second quarter of 2016, as compared with fourth quarter of 2015. Industry analysts have predicted that the offshore contract drilling market may remain depressed with further declines in dayrates and utilization likely in 2016 and 2017.

As a result of the continuing and worsening market conditions for the offshore drilling industry and continued pessimistic outlook for the near term, certain of Diamond Offshore’s customers, as well as those of its competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. In addition to the potential for renegotiations, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract early after specified notice periods, usually resulting in a contractually specified termination amount, which may not fully compensate Diamond Offshore for the loss of the contract. As a result of these depressed market conditions, certain customers have also utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where Diamond Offshore believes it is in compliance with the contracts.

On April 28, 2016, Diamond Offshore’s agent in Mexico received a letter from PEMEX – Exploración y Producción (“PEMEX”), exercising its contractual right to terminate its drilling contract on the Ocean Scepter with 30 days’ advance notice, resulting in the early termination of the contract on May 28, 2016. Industrywide, during the first half of 2016, industry reports indicate that customers canceled 21 contracts for floater rigs, compared to 31 contract cancelations for deepwater drilling rigs during the full year 2015. Particularly during depressed market conditions, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is also adversely impacted.

The continuation of these conditions for an extended period could result in more of Diamond Offshore’s rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect its business. When Diamond Offshore cold stacks or expects to scrap a rig, Diamond Offshore evaluates the rig for impairment. Diamond Offshore currently expects that these adverse market conditions will continue for the foreseeable future. As of August 1, 2016, 17 rigs in Diamond Offshore’s fleet were cold stacked, including four jack-up rigs that are currently being marketed for sale.

Globally, the ultra-deepwater and deepwater floater markets continue to worsen. Diminished or nonexistent demand, combined with an oversupply of rigs has caused floater dayrates to decline significantly and industry analysts expect offshore drillers to continue to scrap older, lower specification rigs; however, newer and higher specification rigs have also been impacted by the recycling trend.

In an effort to manage the oversupply of rigs and potentially avoid the cost of cold stacking newly-built rigs, which, in the case of dynamically-positioned rigs, can be significant, several drilling contractors have exercised options to delay the delivery of rigs by the shipyard or have exercised their right to cancel orders due to the late delivery of rigs. As of the date of this report, industry data indicates that there are approximately 37 competitive, or non-owner-operated, newbuild floaters on order, of which only three rigs are reported to be contracted for future work. Of the 37 rigs on order, 13 and 15 rigs are scheduled for delivery in the remainder of 2016 and in 2017. The remaining nine rigs are scheduled for delivery between 2018 and 2020. Industry analysts predict that delivery dates may shift further as newbuild owners negotiate with their respective shipyards.

While conditions in the mid-water market vary slightly by region, mid-water rigs have been adversely impacted by (i) lower demand, (ii) declining dayrates, (iii) increased regulatory requirements, including more stringent design requirements for well control equipment, which could significantly increase the capital needed to comply with design requirements that would permit such rigs to work in the U.S. Gulf of Mexico (“GOM”), (iv) the challenges experienced by lower specification units in this segment as a result of more complex customer specifications and (v) the intensified competition resulting from the migration of some deepwater and ultra-deepwater units to compete against mid-water units. To date, the mid-water market has seen the highest number of cold-stacked and scrapped rigs. Since 2012, Diamond Offshore has sold 12 of its mid-water rigs for scrap. As market conditions remain challenging, Diamond Offshore expects higher-specification rigs to take the place of lower-specification units, where possible, leading to additional lower-specification rigs being cold stacked or ultimately scrapped. Diamond Offshore’s current mid-water fleet consists of six drilling rigs, of which only two units are currently operating under contract.

On April 14, 2016, the Bureau of Safety and Environmental Enforcement (“BSEE”), issued its final well control regulations, which have now become effective, although several of the new requirements have extended timeframes for compliance. The final rule addresses the full range of systems and equipment associated with well control operations, focusing on requirements for blowout preventers (“BOPs”), well design, well control casing, cementing, real-time monitoring and subsea containment. The regulations combine prescriptive and performance-based measures to cultivate a greater culture of safety for both oil and gas companies and offshore rig operators that minimizes risk. Key features of the well control regulations include requirements for BOPs, double shear rams, third-party reviews of equipment, real-time monitoring data, safe drilling margins, centralizers, inspections and other reforms related to well design and control, casing, cementing and subsea containment.

The issuance of these rules could result in the future retirement of older, less capable rigs, for which compliance with the new requirements is not physically or economically feasible. Additionally, some analysts predict that the new rules will drive the continued preference for modern floaters when drilling opportunities occur.

Diamond Offshore’s results of operations and cash flows for the three and six months ended June 30, 2016 have been negatively impacted by the continuing and worsening market conditions in the offshore drilling industry, as discussed above. For further discussion see Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1 of this report.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of August 1, 2016 and February 16, 2016 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2015). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate its contracts.

	August 1, 2016	February 16, 2016

(In millions)

Floaters:
Ultra-Deepwater (a)	$3,875	$4,415
Deepwater	291	375
Mid-Water	250	356

Total Floaters	4,416	5,146
Jack-ups		49

Total	$4,416	$5,195

(a)	Ultra-deepwater floaters includes $641 million attributable to future work for the semisubmersible Ocean GreatWhite, which is expected to begin working under contract in the fourth quarter of 2016.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of August 1, 2016:

Year Ended December 31	Total	2016 (a)	2017	2018	2019 - 2020

(In millions)

Floaters:
Ultra-Deepwater (b)	$3,875	$510	$1,199	$1,142	$1,024
Deepwater	291	130	152	9
Mid-Water	250	114	136

Total Floaters	4,416	754	1,487	1,151	1,024
Jack-ups	-

Total	$4,416	$754	$1,487	$1,151	$1,024

(a)	Represents a six-month period beginning July 1, 2016.
(b)

Ultra-deepwater floaters includes $35 million for the year 2016, $214 million for each of the years 2017 and 2018 and $178 million for the year 2019 attributable to future work for the Ocean GreatWhite, which is expected to begin working under contract in the fourth quarter of 2016.

The following table reflects the percentage of rig days committed by year as of August 1, 2016. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year). Total available days have been calculated based on the expected contract start date for the Ocean GreatWhite, which is under construction.

Year Ended December 31	2016 (a)	2017	2018	2019–2020

Rig Days Committed (b)
Floaters:
Ultra-Deepwater	56%	58%	57%	26%
Deepwater	31%	19%	2%
Mid-Water	33%	17%
Total Floaters	43%	38%	28%	13%
Jack-ups	-

(a)	Represents a six-month period beginning July 1, 2016.
(b)	Includes approximately 31 currently known, scheduled shipyard days for contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for the remainder of 2016.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Contract drilling revenues	$ 357	$ 617	$ 801	$ 1,217
Net investment income				1
Investment losses	(12)		(12)
Other revenues	33	15	60	41

Total	378	632	849	1,259

Expenses:
Contract drilling expenses	198	344	411	695
Other operating expenses
Impairment of assets	680		680	359
Other expenses	145	157	294	337
Interest	24	25	50	49

Total	1,047	526	1,435	1,440

Income (loss) before income tax	(669)	106	(586)	(181)
Income tax (expense) benefit	99	(19)	100	22
Amounts attributable to noncontrolling interests	276	(42)	235	78

Net income (loss) attributable to Loews Corporation	$ (294)	$ 45	$ (251)	$ (81)

Three Months Ended June 30, 2016 Compared to 2015

Contract drilling revenue decreased $260 million for the three months ended June 30, 2016 as compared with the 2015 period, primarily due to additional rigs being idled, cold stacked or retired since the second quarter of 2015. Revenue earning days for Diamond Offshore’s fleet decreased during the second quarter of 2016, as compared with the 2015 period, reflective of continued low demand for contract drilling services.

Revenue generated by ultra-deepwater floaters decreased $102 million for the three months ended June 30, 2016 as compared with the 2015 period, primarily as a result of decreased utilization of $87 million and lower average daily revenue of $15 million. Revenue earning days in the second quarter of 2016 decreased as compared with the second quarter of 2015, primarily due to fewer revenue earning days for cold-stacked rigs, which were under contract during the 2015 period, the Ocean Clipper, which was sold in November 2015, and the Ocean BlackRhino, which is currently between contracts and downtime associated with four unplanned retrievals of blow out preventers. The decrease in revenue earning days was partially offset by increased revenue earning days for the Ocean BlackLion, which was placed in service in the third quarter of 2015 and the Ocean Monarch, which was warm stacked during the second quarter of 2015. Average daily revenue decreased during the second quarter of 2016 as compared with the prior year period, primarily due to a lower dayrate earned by the Ocean Courage.

Revenue generated by deepwater floaters decreased $114 million for the three months ended June 30, 2016 as compared with the 2015 period, primarily due to decreased utilization of $80 million combined with lower average daily revenue of $34 million. The decrease in revenue earning days resulted primarily from additional downtime associated with cold-stacked rigs that had operated during the second quarter of 2015, partially offset by incremental revenue earning days for the Ocean Victory and Ocean Valiant, both of which continued operating under contracts that commenced in the middle of the second quarter of 2015 and the Ocean Apex, which began operating under contract in May 2016. Average daily revenue decreased during the second quarter of 2016 primarily due to the absence of a $10 million demobilization fee for the Ocean Apex recognized in the second quarter of 2015, combined with the effect of a lower dayrate earned by the Ocean Valiant during the second quarter of 2016 as compared with the prior year period.

Revenue generated by mid-water floaters decreased $40 million for the three months ended June 30, 2016 as compared with the 2015 period, primarily due to decreased utilization of $47 million, partially offset by higher average daily revenue of $7 million. Revenue earnings days decreased in the second quarter of 2016 as a result of downtime associated with cold-stacked rigs, partially offset by the absence of planned downtime associated with the

Ocean Guardian’s survey during the prior year quarter. Diamond Offshore retired ten mid-waters rigs subsequent to the second quarter of 2015.

Revenue generated by jack-up rigs decreased $4 million for the three months ended June 30, 2016 as compared with the 2015 period primarily due to the cold stacking of the jack-up fleet, several of which had operated under contract during the prior year quarter. The Ocean Scepter is in the process of being cold stacked after termination of its contract by PEMEX in the second quarter of 2016. Diamond Offshore’s four remaining jack-up rigs are currently being marketed for sale.

Contract drilling expense for ultra-deepwater floaters decreased $34 million during the three months ended June 30, 2016 as compared with the 2015 period. Reduced costs attributable to cold-stacked ultra-deepwater rigs and the retired Ocean Clipper, as well as the favorable effects of cost reduction initiatives implemented in 2015, were partially offset by incremental contract drilling expense of $24 million for drillships operating in the GOM, including $20 million for the Ocean BlackLion, which began operating in 2016. Reductions in contract drilling expense in the second quarter of 2016 included costs associated with labor and personnel of $28 million, repairs and maintenance of $9 million and mobilization of rigs of $10 million and other of $12 million.

Contract drilling expense incurred by deepwater floaters decreased $52 million during the three months ended June 30, 2016 as compared with the 2015 period, primarily due to reduced operating costs for cold stacked rigs of $48 million.

Contract drilling expense for mid-water floaters decreased $41 million during the three months ended June 30, 2016 as compared with the 2015 period, primarily due to reduced operating costs for cold stacked or retired rigs of $31 million, combined with lower repair and inspection costs of $9 million for the Ocean Guardian during the three months ended June 30, 2016.

Contract drilling expense for the jack-up fleet decreased $14 million during the three months ended June 30, 2016 as compared with the 2015 period, primarily due to the cold stacking of the jack-up fleet, several of which had operated under contract during 2015. The Ocean Scepter is in the process of being cold stacked after termination of its contract by PEMEX in the second quarter of 2016. Diamond Offshore’s four remaining jack-up rigs are currently being marketed for sale.

Net results decreased $339 million for the three months ended June 30, 2016 as compared with the 2015 period, primarily due to the impact of a $267 million impairment charge (after tax and noncontrolling interests) related to the carrying value of Diamond Offshore’s drilling rigs, as discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1 of this report. The results were also impacted by the decreases in revenues and expenses as discussed above, including the negative effect of lower utilization of the fleet. In addition, during the second quarter of 2016, Diamond Offshore sold its investment in privately-held corporate bonds for a total recognized loss of $12 million ($4 million after tax and noncontrolling interests). These decreases were partially offset by lower depreciation expense and net reimbursable revenue of $15 million in the second quarter of 2016 as a result of the completion of the Ocean Endeavor’s demobilization from the Black Sea.

Six Months Ended June 30, 2016 Compared to 2015

Contract drilling revenue decreased $416 million for the six months ended June 30, 2016 as compared with the 2015 period, primarily as a result of fewer revenue earning days across the entire fleet, reflecting continued low demand for offshore drilling services, combined with the negative effect of lower average daily revenue earned by deepwater floaters.

Revenue generated by ultra-deepwater floaters decreased $27 million for the six months ended June 30, 2016 as compared with the 2015 period, primarily as a result of decreased utilization of $37 million, partially offset by higher average daily revenue of $10 million. Revenue earning days decreased primarily due to fewer revenue earning days for rigs cold stacked after the first half of 2015 and the previously-owned Ocean Clipper. The aggregate decrease in revenue earning days was partially offset by incremental revenue earning days for newbuild drillships, including the Ocean BlackLion, which began operating under contract in the second half of 2015, and the Ocean Monarch, which was warm stacked during the first half of 2015. Average daily revenue increased, primarily due to the inclusion of $40 million in demobilization revenue for the Ocean Endeavor, which completed its contract in the Black Sea in January of 2016, partially offset by a lower dayrate earned by the Ocean Courage.

Revenue generated by deepwater floaters decreased $194 million for the six months ended June 30, 2016 as compared with the 2015 period, primarily due to decreased utilization of $134 million and lower average daily revenue of $60 million. The decrease in revenue earning days resulted primarily from additional downtime associated with the cold stacking of rigs that had operated during the first half of 2015, partially offset by incremental revenue earning days for the Ocean Victory and Ocean Valiant, both of which operated under contracts that commenced in the middle of the second quarter of 2015. Average daily revenue decreased as a result of lower amortized mobilization and contract preparation fees combined with a lower dayrate earned by the Ocean Valiant.

Revenue generated by mid-water floaters decreased $169 million for the six months ended June 30, 2016 as compared with the 2015 period, primarily due to decreased utilization of $176 million, reflecting a significant reduction in demand in the mid-water drilling market. Comparing the periods, only two of the mid-water floaters operated during both periods. Since the first quarter of 2015, Diamond Offshore has sold ten mid-water floaters, reducing the mid-water fleet to six drilling rigs, four of which are currently cold stacked.

Revenue generated by jack-up rigs decreased $26 million for the six months ended June 30, 2016 as compared with the 2015 period, primarily due to the cold stacking of four rigs, which had operated under contract during the first half of 2015.

Contract drilling expense for ultra-deepwater floaters, excluding the newbuild drillships, decreased $123 million, during the six months ended June 30, 2016 as compared with the 2015 period, reflecting lower expenses for labor and personnel of $57 million, maintenance and inspections of $29 million, mobilization of $13 million, freight of $6 million and other rig operating and overhead costs of $19 million. These reductions in contract drilling expense were primarily due to lower costs for cold-stacked rigs and the retired Ocean Clipper, as well as cost reduction initiatives implemented in 2015. Incremental contract drilling expense for four drillships operating in the GOM was $58 million.

Contract drilling expense incurred by deepwater floaters decreased $68 million during the six months ended June 30, 2016 as compared with the 2015 period, primarily due to a net reduction in costs associated with labor and personnel of $25 million, mobilization of rigs of $15 million, repairs and maintenance of $11 million, shorebase support and overhead of $8 million and other operating costs of $10 million, primarily as a result of the cold stacking of rigs, partially offset by incremental operating costs for the Ocean Victory and Ocean Valiant.

Contract drilling expense for mid-water floaters decreased $116 million in the six months ended June 30, 2016 as compared with the 2015 period, reflecting lower costs for labor and personnel of $52 million, maintenance and repairs of $14 million, shorebase support and overhead of $13 million, mobilization of $8 million, inspections of $6 million and other of $24 million.

Contract drilling expense for the jack-up fleet decreased $30 million for the six months ended June 30, 2016 as compared with the 2015 period, primarily due to the cold stacking of four rigs that operated under contract during the first half of 2015.

Net results decreased $170 million for the six months ended June 30, 2016 as compared with the 2015 period, primarily reflecting the impact of a $267 million asset impairment charge (after tax and noncontrolling interests) for the six months ended June 30, 2016, as compared with the 2015 period when Diamond Offshore recorded a $158 million asset impairment charge (after tax and noncontrolling interests). Results were also impacted by the decrease in revenues and expenses as discussed above. In addition, during 2016 Diamond Offshore sold its investment in privately-held corporate bonds for a total recognized loss of $12 million ($4 million after tax and noncontrolling interests). Results were partially offset by a decrease in depreciation expense and the recognition of $40 million in demobilization revenue and $15 million in net reimbursable revenue related to the Ocean Endeavor’s demobilization from the Black Sea.

Boardwalk Pipeline

Market Overview

The transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer-term market trends, affecting the amount and geographical location of natural gas production and demand for gas by end users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. Changes in certain longer term trends such as the development of gas production from the Marcellus and Utica production areas located in the northeastern U.S. and changes to related pipeline infrastructure have resulted in a sustained narrowing of basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s natural gas pipeline systems (generally south to north and west to east), reducing the transportation rates and adversely impacting other contract terms that Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for contracts due for renewal for Boardwalk Pipeline’s transportation services.

Each year, a portion of Boardwalk Pipeline’s firm natural gas transportation and storage contracts expire and need to be renewed or replaced. Over the past several years, Boardwalk Pipeline has renewed many expiring contracts at lower rates and for shorter terms than in the past, or not at all. Boardwalk Pipeline expects this trend to continue, and therefore, Boardwalk Pipeline may not be able to sell all of its available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for a similar term as the expiring contracts. These sustained conditions have had, and Boardwalk Pipeline expects will continue to have, a materially adverse effect on Boardwalk Pipeline’s revenues, earnings and distributable cash flows.

Natural gas producers account for a significant portion of Boardwalk Pipeline’s revenues, with approximately 50% of its 2015 revenues generated from contracts with natural gas producers. During 2015, the price of oil and natural gas continued to decline as a result of increasing gas supplies, mainly from shale production areas in the U.S., which has adversely impacted the businesses of certain of Boardwalk Pipeline’s producer customers, including those that have contracted with Boardwalk Pipeline for capacity on some of its growth projects. Although oil and natural gas prices have recovered slightly from the lows seen earlier in 2016, they remain significantly lower than before the decline began. If natural gas prices remain low, or decline further, for a sustained period of time, the businesses of Boardwalk Pipeline’s producer customers will be further adversely affected, which could reduce the demand for Boardwalk Pipeline’s services, result in the non-renewal of contracted capacity, or renewal at lower rates or on less attractive terms, or lead some customers, particularly customers that are experiencing financial difficulties, to default on their obligations to Boardwalk Pipeline or seek to terminate or renegotiate existing contracts. Should any such customers file for bankruptcy protection, they may also seek to have their contracts with Boardwalk Pipeline rejected in the bankruptcy proceeding.

A majority of Boardwalk Pipeline’s customers are rated investment-grade by at least one of the major credit rating agencies, however, the ratings of several of Boardwalk Pipeline’s oil and gas producer customers, including some of those supporting its growth projects, have recently been downgraded. The downgrades further restrict liquidity for those customers and may result in nonperformance of their contractual obligations, including failure to make future payments or, for customers supporting Boardwalk Pipeline’s growth projects, failure to post required letters of credit or other collateral as construction progresses.

Boardwalk Pipeline is currently engaged in a number of growth projects having an aggregate estimated cost of approximately $1.6 billion. The growth projects have received all regulatory approvals and are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline cannot predict at this time.

In early 2016, a customer on Boardwalk Pipeline’s Northern Supply Access project, which had contracted for 100,000 million British thermal units per day (“MMBtu/d”) of capacity, filed for bankruptcy protection and rejected Boardwalk Pipeline’s transportation contract. Boardwalk Pipeline has an unsecured claim in the bankruptcy proceedings for an amount that was determined by agreement between Boardwalk Pipeline and that customer. As a result of the 100,000 MMBtu/d reduction in customer volume commitments resulting from the bankruptcy, Boardwalk Pipeline has reduced the scope of this project by 100,000 MMBtu/d, reducing capacity to 284,000 MMBtu/d and reducing the estimated capital cost from $310 million to $230 million. In April 2016, another customer that contracted for 30,000 MMBtu/d of capacity on this project failed to increase its letter of credit in default of its obligations under a credit support agreement. The transportation agreement with this customer remains in place.

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the Federal Energy Regulatory Commission (“FERC”) pursuant to Section 4 of the Natural Gas Act (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on the Gulf South system and, in general, an increase in its tariff rates for those customers whose agreements are at maximum tariff rates. An uncontested settlement was reached with Gulf South’s customers and the FERC, which became final effective March 1, 2016. In April 2016, Gulf South settled a $17 million rate refund liability through a combination of cash payments and invoice credits. Also, as a result of the rate case, Gulf South implemented a fuel tracker which went into effect April 1, 2016.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Other revenue, primarily operating	$308	$299	$655	$629

Total	308	299	655	629

Expenses:
Operating	198	215	403	423
Interest	45	46	88	91

Total	243	261	491	514

Income before income tax	65	38	164	115
Income tax expense	(16)	(5)	(35)	(21)
Amounts attributable to noncontrolling interests	(32)	(21)	(81)	(57)

Net income attributable to Loews Corporation	$17	$12	$48	$37

Three Months Ended June 30, 2016 Compared to 2015

Total revenues increased $9 million for the three months ended June 30, 2016 as compared with the 2015 period, primarily due to $13 million of proceeds received from the settlement of a legal claim in 2016, partially offset by the receipt of $6 million of business interruption proceeds in 2015. Excluding the net effect of these proceeds and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $15 million. The increase was primarily due to higher transportation revenues from the return to service of Boardwalk Pipeline’s Evangeline pipeline in mid-2015 and growth projects recently placed into service, partially offset by a reduction of revenues from the effects of market conditions discussed above. In addition, storage and parking and lending (“PAL”) revenues were higher by $4 million primarily from the effects of favorable market conditions on time period price spreads.

Operating expenses decreased $17 million for the three months ended June 30, 2016 as compared with the 2015 period. Excluding items offset in operating revenues, operating costs and expenses decreased $3 million primarily due to lower maintenance activities, partially offset by an increase in employee-related costs.

Net income for the three months ended June 30, 2016 increased $5 million as compared with the 2015 period, primarily reflecting the impact of higher revenues and lower expenses as discussed above.

Six Months Ended June 30, 2016 Compared to 2015

Total revenues increased $26 million for the six months ended June 30, 2016 as compared with the 2015 period primarily due to the proceeds from the 2016 legal settlement, partially offset by the 2015 business interruption proceeds. Excluding the net effect of these proceeds and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $38 million. The increase was driven by an increase in transportation revenues of $36 million, which resulted from incremental revenues from the Gulf South rate case, the return to service of the Evangeline pipeline in mid-2015 and growth projects recently placed into service, partially offset by the effects of market conditions discussed above. Storage and PAL revenues were higher by $7 million primarily from the effects of favorable market conditions on time period price spreads.

Operating expenses decreased $20 million for the six months ended June 30, 2016 as compared with the 2015 period. Excluding items offset in operating revenues, operating expenses increased $2 million primarily due to higher employee-related costs and increased maintenance activities. Interest expense decreased $3 million primarily due to higher allowance for funds used during construction and capitalized interest related to capital projects.

Net income for the six months ended June 30, 2016 increased $11 million as compared with the 2015 period, primarily reflecting the higher revenues and lower depreciation and interest expense as discussed above.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Operating revenue	$156	$147	$294	$267
Revenues related to reimbursable expenses	33	20	58	39

Total	189	167	352	306

Expenses:
Operating	129	123	252	235
Reimbursable expenses	33	20	58	39
Depreciation	15	14	30	25
Equity (income) loss from joint ventures	3	(9)	(12)	(27)
Interest	5	5	11	10

Total	185	153	339	282

Income before income tax	4	14	13	24
Income tax expense	(3)	(6)	(9)	(11)

Net income attributable to Loews Corporation	$1	$8	$4	$13

Income before income tax decreased $10 million and $11 million for the three and six months ended June 30, 2016 as compared with the 2015 periods, due primarily to a $13 million impairment of an equity interest in a joint venture hotel property. Operating revenues and expenses were impacted by the acquisition of one hotel during the first six months of 2016 and two hotels during 2015.

Net income decreased $7 million and $9 million for the three and six months ended June 30, 2016 as compared with the 2015 periods, due to the changes discussed above and an increase in the effective tax rate due to a higher state tax provision for the increased ratio of Florida based income.

Corporate and Other

Corporate and Other operations consist primarily of investment income at the Parent Company, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Net investment income	$85	$10	$72	$39
Other revenues	(1)		1	1

Total	84	10	73	40

Expenses:
Operating	32	19	57	40
Interest	18	19	36	37

Total	50	38	93	77

Income (loss) before income tax	34	(28)	(20)	(37)
Income tax (expense) benefit	(12)	9	7	13

Net income (loss) attributable to Loews Corporation	$22	$(19)	$(13)	$(24)

Net investment income increased by $75 million for the three months ended June 30, 2016 as compared with the 2015 period, primarily due to improved performance of equity based investments in the trading portfolio. Net investment income increased by $33 million for the six months ended June 30, 2016 as compared with the 2015 period, primarily due to improved performance of equity based investments and fixed income investments in the trading portfolio, partially offset by lower results from limited partnership investments.

Operating expenses increased $13 million and $17 million for the three and six months ended June 30, 2016 as compared with the 2015 periods primarily due to expenses related to the 2016 Incentive Compensation Plan, which was approved by shareholders on May 10, 2016 and increased corporate overhead expenses.

Net results improved $41 million and $11 million for the three and six months ended June 30, 2016 as compared with the 2015 periods primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, at June 30, 2016 totaled $4.9 billion, as compared to $4.3 billion at December 31, 2015. During the six months ended June 30, 2016, we received $632 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $86 million to fund treasury stock purchases, $8 million to purchase shares of CNA, $42 million of cash dividends to our shareholders and net cash contributions of approximately $40 million to Loews Hotels. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

In March of 2016, we completed a public offering of $500 million aggregate principal amount of 3.8% senior notes due April 1, 2026 and repaid in full the entire $400 million aggregate principal amount of our 5.3% senior notes at maturity. The net remaining proceeds are being used for general corporate purposes.

As of June 30, 2016, there were 337,388,941 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the six months ended June 30, 2016, we purchased 2.6 million shares of Loews common stock and 0.3 million shares of CNA common stock.

In March of 2016, Moody’s Investment Services, Inc. (“Moody’s”) downgraded our unsecured debt rating from A2 to A3 and the outlook remains stable. Our current unsecured debt ratings are A+ for S&P Global Ratings (“S&P”) and A for Fitch Ratings, Inc., with a stable outlook for both. We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Subsidiaries

CNA’s cash provided by operating activities was $613 million for the six months ended June 30, 2016 as compared with $540 million for the same period in 2015. Cash provided by operating activities reflected increased receipts relating to the returns on invested capital for limited partnerships.

CNA declared and paid dividends of $2.50 per share of its common stock, including a special dividend of $2.00 per share during the six months ended June 30, 2016. On July 29, 2016, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share, payable August 31, 2016 to shareholders of record on August 15, 2016. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2016, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2016 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $200 million during the six months ended December 31, 2015 and $565 million during the six months ended June 30, 2016. As of June 30, 2016, CCC is able to pay approximately $314 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities for the six months ended June 30, 2016 increased $105 million compared to the 2015 period, primarily due to a net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, repairs and maintenance, and other rig operating costs of $361 million, partially offset by lower cash receipts from contract drilling services of $266 million. The decline in both cash receipts and cash payments related to the performance of contract drilling services reflects a reduction in contract drilling activity during the six months ended June 30, 2016 as well as Diamond Offshore’s continuing efforts to control costs.

For 2016, Diamond Offshore has budgeted approximately $650 million for capital expenditures, including construction costs for the Ocean GreatWhite and ongoing capital maintenance and replacement programs. Shipyard construction of the Ocean GreatWhite, a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig has been completed and in June of 2016 Diamond Offshore made the final payment of $403 million. The Ocean GreatWhite was delivered in mid-July of 2016 and will be mobilized to Singapore for a rig enhancement project before placing the rig in service, which is expected to be completed in the third quarter of 2016.

During the six months ended June 30, 2016, Diamond Offshore executed three sale and leaseback transactions and received $158 million in proceeds, which was less than the carrying value of the equipment. The resulting difference was recorded as prepaid rent with no gain or loss recognized on the transactions. For further information about these transactions, see Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1 of this report.

As of June 30, 2016, Diamond Offshore had $327 million in short term borrowings outstanding under its credit agreement and is in compliance with all covenant requirements thereunder. As of July 27, 2016, Diamond Offshore had $270 million in short term borrowings outstanding and an additional $1.2 billion available under its credit agreement to provide short term liquidity for payment obligations.

In February of 2016, Moody’s downgraded Diamond Offshore’s senior unsecured credit rating to Ba2 from Baa2, with a stable outlook, and also downgraded its short-term credit rating to sub-prime. In July of 2016, the S&P downgraded Diamond Offshore’s senior unsecured credit rating to BBB from BBB+; the outlook remains negative. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be further lowered. A downgrade in Diamond Offshore’s credit ratings could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue, and could further restrict access to capital markets and Diamond Offshore’s ability to raise additional debt. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

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

Boardwalk Pipeline’s cash provided by operating activities increased $19 million for the six months ended June 30, 2016 compared to the 2015 period, primarily due to increased net income, excluding the effects of non-cash items such as depreciation and amortization, partially offset by timing of accruals and the Gulf South rate refund.

For the six months ended June 30, 2016 and 2015, Boardwalk Pipeline declared and paid distributions to its common unitholders of record of $0.20 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In July of 2016, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

For the six months ended June 30, 2016 and 2015, Boardwalk Pipeline’s capital expenditures were $259 million and $136 million, consisting of a combination of growth and maintenance capital. Boardwalk Pipeline expects total capital expenditures to be approximately $760 million in 2016, primarily related to growth projects and pipeline system maintenance expenditures. Boardwalk Pipeline expects to finance 2016 growth capital expenditures through existing capital resources, including Boardwalk Pipeline’s cash on hand, revolving credit facility, the Subordinated Loan facility and cash flows from operating activities.

As of July 29, 2016, Boardwalk Pipeline had no outstanding borrowings under its revolving credit facility and had available the full borrowing capacity of $1.5 billion. Since June 30, 2016, Boardwalk Pipeline extended the maturity date of the revolving credit facility by one year to May 26, 2021. Boardwalk Pipeline has in place a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million. The borrowing period of the subordinated loan agreement was recently extended by two years to December 31, 2018. As of June 30, 2016 and July 29, 2016 Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement. In addition, Boardwalk Pipeline has entered a new equity distribution agreement under its shelf registration statement filed in December 2015, which will allow it to issue equity from time to time under an at-the-market program. Based on the current forecast and planned projects, Boardwalk Pipeline does not anticipate the need to issue equity for the remainder of 2016.

INVESTMENTS

Investment activities of non-insurance subsidiaries primarily include investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments, and investments in limited partnerships. These types of investments generally present greater volatility, less liquidity and greater risk than fixed income investments and are included within the Corporate and Other segment.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Fixed maturity securities:
Taxable	$349	$352	$694	$694
Tax-exempt	100	100	201	201

Total fixed maturity securities	449	452	895	895
Limited partnership investments	46	48	32	162
Other, net of investment expense	7		10	1

Net investment income before tax	$502	$500	$937	$1,058

Net investment income after tax and noncontrolling interests	$325	$319	$608	$673

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	4.9%	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.4%	3.5%

Net investment income after tax and noncontrolling interests for the three months ended June 30, 2016 was in line with the same period in 2015. Income from fixed maturity securities reflects an increase in the invested asset base. Limited partnerships returned 1.8% for the three months ended June 30, 2016 as compared with 1.6% for the same period in 2015.

Net investment income after tax and noncontrolling interests for the six months ended June 30, 2016 decreased $65 million as compared with the same period in 2015. The decrease was driven by limited partnership investments, which returned 1.2% as compared with 5.5% in the prior year period.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$7	$3	$(8)	$16
States, municipalities and political subdivisions		(16)	3	(20)
Asset-backed	6			3
U.S. Treasury and obligations of government-sponsored enterprises	1		2
Foreign government	2	1	2	1

Total fixed maturity securities	16	(12)	(1)	-
Equity securities	3	(1)	(2)	(1)
Derivative securities	(6)	11	(13)	10
Short term investments and other			1	(1)

Total realized investment gains (losses)	13	(2)	(15)	8
Income tax (expense) benefit	(6)	5	3	4
Amounts attributable to noncontrolling interests	(1)		1	(1)

Net realized investment gains (losses) attributable to Loews Corporation	$6	$3	$(11)	$11

Net realized investment gains increased $3 million for the three months ended June 30, 2016 as compared with the same period in 2015, driven by higher net realized investment gains on sales of securities and lower OTTI losses recognized in earnings, partially offset by derivative results.

Net realized investment results decreased $22 million for the six months ended June 30, 2016 as compared with the same period in 2015, driven by derivative results.

Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2016		December 31, 2015

	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,208	$ 180	$ 3,910	$101
AAA	1,936	169	1,938	123
AA	9,153	1,295	8,919	900
A	10,567	1,343	10,044	904
BBB	12,790	953	11,595	307
Non-investment grade	3,203	79	3,166	(16)

Total	$41,857	$ 4,019	$ 39,572	$2,319

As of June 30, 2016 and December 31, 2015, only 1% of CNA’s fixed maturity portfolio was rated internally.

The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2016	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$27	$1
AAA	139	2
AA	89	2
A	432	11
BBB	1,204	40
Non-investment grade	1,136	72

Total	$3,027	$128

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2016	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Due in one year or less	$239	$2
Due after one year through five years	724	25
Due after five years through ten years	1,520	56
Due after ten years	544	45

Total	$3,027	$128

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

	June 30, 2016		December 31, 2015

	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$16,288	8.7	$14,879	9.6
Other interest sensitive investments	26,839	4.1	26,435	4.3

Total	$43,127	5.9	$41,314	6.2

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

Short Term Investments

The carrying values of the components of CNA’s Short term investments are presented in the following table:

	June 30, 2016	December 31, 2015

(In millions)

Short term investments:
Commercial paper	$862	$998
U.S. Treasury securities	277	411
Money market funds	79	60
Other	166	191

Total short term investments	$1,384	$1,660

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as some statements in periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected. See Forward-Looking Statements and Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of factors that may affect the forward-looking statements. The following information describes an addition to the Forward-Looking Statements and should be read in conjunction with the Forward-Looking Statements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will formally commence the process to leave the E.U. and begin negotiating the terms of treaties that will govern the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that a U.K. insurance entity’s ability to transact insurance business in E.U. countries will be subject to increased regulatory complexities or may not be possible at all. Brexit related changes may adversely affect CNA’s operations and financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2016. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2016 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of certain risk factors facing our company. No updates or additions have been made to such risk factors as of June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2016 -
April 30, 2016	N/A	N/A	N/A	N/A

May 1, 2016 -
May 31, 2016	300,700	$39.84	N/A	N/A

June 1, 2016 -
June 30, 2016	1,333,126	$39.43	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Loews Corporation 2016 Incentive Compensation Plan effective as of February 9, 2016	10.1*+

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.2*+

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.3*+

Form of Directors Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.4*+

Form of Election Form for Restricted Stock Units under the Loews Corporation 2016 Incentive Compensation Plan	10.5*+

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.
+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 1, 2016	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)