Form 10-Q
period 2016-09-30
LOEWS CORP
filed 2016-10-31
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer     X         Accelerated filer               Non-accelerated filer              Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                                     No           X

Class	Outstanding at October 21, 2016
Common stock, $0.01 par value	336,959,362 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,810 and $37,407	$ 42,894	$ 39,701
Equity securities, cost of $581 and $824	586	752
Limited partnership investments	3,293	3,313
Other invested assets, primarily mortgage loans	719	824
Short term investments	4,893	4,810

Total investments	52,385	49,400
Cash	344	440
Receivables	7,853	8,041
Property, plant and equipment	15,200	15,477
Goodwill	347	351
Other assets	1,760	1,699
Deferred acquisition costs of insurance subsidiaries	619	598

Total assets	$ 78,508	$ 76,006

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$ 22,672	$ 22,663
Future policy benefits	11,219	10,152
Unearned premiums	3,862	3,671

Total insurance reserves	37,753	36,486
Payable to brokers	451	567
Short term debt	185	1,040
Long term debt	10,737	9,520
Deferred income taxes	735	382
Other liabilities	5,241	5,201

Total liabilities	55,102	53,196

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 339,951,927 and 339,897,547 shares	3	3
Additional paid-in capital	3,207	3,184
Retained earnings	15,031	14,731
Accumulated other comprehensive income (loss)	144	(357)

	18,385	17,561
Less treasury stock, at cost (2,992,565 shares)	(115)

Total shareholders’ equity	18,270	17,561
Noncontrolling interests	5,136	5,249

Total equity	23,406	22,810

Total liabilities and equity	$ 78,508	$ 76,006

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015

(In millions, except per share data)

Revenues:
Insurance premiums	$1,767	$1,751	$5,196	$5,173
Net investment income	561	321	1,570	1,419
Investment gains (losses):
Other-than-temporary impairment losses	(18)	(56)	(56)	(99)
Other net investment gains	63	6	74	57

Total investment gains (losses)	45	(50)	18	(42)
Contract drilling revenues	340	599	1,141	1,816
Other revenues	574	548	1,842	1,716

Total	3,287	3,169	9,767	10,082

Expenses:
Insurance claims and policyholders’ benefits	1,202	1,200	3,949	4,008
Amortization of deferred acquisition costs	314	319	926	936
Contract drilling expenses	187	276	598	971
Other operating expenses (Note 4)	898	898	3,416	3,026
Interest	130	128	403	393

Total	2,731	2,821	9,292	9,334

Income before income tax	556	348	475	748
Income tax expense	(163)	(66)	(171)	(170)

Net income	393	282	304	578
Amounts attributable to noncontrolling interests	(66)	(100)	60	(117)

Net income attributable to Loews Corporation	$327	$182	$364	$461

Basic and diluted net income per share	$0.97	$0.50	$1.08	$1.25

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted average shares outstanding:
Shares of common stock	337.18	360.91	338.33	367.74
Dilutive potential shares of common stock	0.44	0.19	0.28	0.29

Total weighted average shares outstanding assuming dilution	337.62	361.10	338.61	368.03

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Net income	$393	$282	$304	$578

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	3	2	7	(3)
Net other unrealized gains (losses) on investments	42	(39)	591	(292)

Total unrealized gains (losses) on available-for-sale investments	45	(37)	598	(295)
Unrealized gains on cash flow hedges	1	1	2	5
Pension liability	7	4	20	51
Foreign currency	(24)	(53)	(58)	(100)

Other comprehensive income (loss)	29	(85)	562	(339)

Comprehensive income	422	197	866	239

Amounts attributable to noncontrolling interests	(70)	(91)	(1)	(82)

Total comprehensive income attributable to Loews Corporation	$352	$106	$865	$157

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests

(In millions)

Balance, January 1, 2015	$24,650	$4	$3,481	$15,515	$280	$-	$5,370
Net income	578			461			117
Other comprehensive loss	(339)				(304)		(35)
Dividends paid	(207)			(69)			(138)
Issuance of equity securities by subsidiary	115		(2)		1		116
Purchases of subsidiary stock from noncontrolling interests	(31)		5				(36)
Purchases of Loews treasury stock	(633)					(633)
Issuance of Loews common stock	7		7
Stock-based compensation	19		17				2
Other	(6)		(18)	(1)			13

Balance, September 30, 2015	$24,153	$4	$3,490	$15,906	$(23)	$(633)	$5,409

Balance, January 1, 2016	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249
Net income	304			364			(60)
Other comprehensive income	562				501		61
Dividends paid	(177)			(63)			(114)
Purchases of subsidiary stock from noncontrolling interests	(9)		3				(12)
Purchases of Loews treasury stock	(115)					(115)
Stock-based compensation	35		33				2
Other	(4)		(13)	(1)			10

Balance, September 30, 2016	$23,406	$3	$3,207	$15,031	$144	$(115)	$5,136

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2016	2015

(In millions)

Operating Activities:

Net income	$304	$578
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	1,676	1,370
Changes in operating assets and liabilities, net:
Receivables	(165)	31
Deferred acquisition costs	(24)	11
Insurance reserves	464	195
Other assets	(80)	(81)
Other liabilities	9	(108)
Trading securities	(468)	199

Net cash flow operating activities	1,716	2,195

Investing Activities:

Purchases of fixed maturities	(7,472)	(7,055)
Proceeds from sales of fixed maturities	4,239	3,590
Proceeds from maturities of fixed maturities	2,263	3,101
Purchases of limited partnership investments	(324)	(120)
Proceeds from sales of limited partnership investments	207	156
Purchases of property, plant and equipment	(1,264)	(1,447)
Dispositions	277	28
Change in short term investments	104	298
Other, net	124	(138)

Net cash flow investing activities	(1,846)	(1,587)

Financing Activities:

Dividends paid	(63)	(69)
Dividends paid to noncontrolling interests	(114)	(138)
Purchases of subsidiary stock from noncontrolling interests	(8)	(29)
Purchases of Loews treasury stock	(115)	(617)
Issuance of Loews common stock		7
Proceeds from sale of subsidiary stock		114
Principal payments on debt	(2,882)	(1,761)
Issuance of debt	3,226	1,851
Other, net	(2)	4

Net cash flow financing activities	42	(638)

Effect of foreign exchange rate on cash	(8)	(6)

Net change in cash	(96)	(36)
Cash, beginning of period	440	364

Cash, end of period	$344	$328

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income attributable to Loews Corporation” as used herein means Net income attributable to Loews Corporation shareholders.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2016 and December 31, 2015, results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2016 and 2015. Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares attributable to employee stock-based compensation awards of 3.3 million, 5.8 million, 4.7 million and 4.5 million shares were not included in the diluted weighted average shares amounts for the three and nine months ended September 30, 2016 and 2015 because the effect would have been antidilutive.

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

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, and expects the primary changes to be the use of the expected credit loss model for the mortgage loan portfolio and reinsurance receivables and the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines.

2.  Investments

Net investment income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

(In millions)

Fixed maturity securities	$457	$449	$1,352	$1,344
Limited partnership investments	91	(122)	98	88
Short term investments	3	4	8	7
Equity securities	1	3	8	9
Income (loss) from trading portfolio (a)	11	(5)	113	(9)
Other	12	9	34	26

Total investment income	575	338	1,613	1,465
Investment expenses	(14)	(17)	(43)	(46)

Net investment income	$561	$321	$1,570	$1,419

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $8, $(59), $63 and $(71) for the three and nine months ended September 30, 2016 and 2015.

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(In millions)

Fixed maturity securities	$47	$(29)	$34	$(29)
Equity securities	(3)	(18)	(5)	(19)
Derivative instruments	1	(1)	(12)	9
Short term investments and other		(2)	1	(3)

Investment gains (losses) (a)	$45	$(50)	$18	$(42)

(a)

Includes gross realized gains of $68, $23, $157 and $93 and gross realized losses of $24, $70, $128 and $141 on available-for-sale securities for the three and nine months ended September 30, 2016 and 2015.

The components of net other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$14	$36	$43	$52
States, municipalities and political subdivisions				18
Asset-backed:
Residential mortgage-backed		1	1	7
Other asset-backed			3	1

Total asset-backed	-	1	4	8

Total fixed maturities available-for-sale	14	37	47	78

Equity securities available-for-sale - common stock	4	19	9	20
Short term investments				1

Net OTTI losses recognized in earnings	$18	$56	$56	$99

The amortized cost and fair values of securities are as follows:

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,985	$1,867	$36	$19,816	$(1)
States, municipalities and political subdivisions	11,566	1,937	2	13,501	(27)
Asset-backed:
Residential mortgage-backed	5,174	206	15	5,365	(24)
Commercial mortgage-backed	2,064	88	8	2,144
Other asset-backed	948	12	1	959

Total asset-backed	8,186	306	24	8,468	(24)
U.S. Treasury and obligations of government-sponsored enterprises	68	8		76
Foreign government	415	23		438
Redeemable preferred stock	18	2		20

Fixed maturities available-for-sale	38,238	4,143	62	42,319	(52)
Fixed maturities trading	572	4	1	575

Total fixed maturities	38,810	4,147	63	42,894	(52)

Equity securities:
Common stock	15	6	1	20
Preferred stock	93	5	2	96

Equity securities available-for-sale	108	11	3	116	-
Equity securities trading	473	81	84	470

Total equity securities	581	92	87	586

Total	$39,391	$4,239	$150	$43,480	$(52)

December 31, 2015

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,097	$ 1,019	$347	$17,769
States, municipalities and political subdivisions	11,729	1,453	8	13,174	$(4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197
Other asset-backed	923	6	8	921

Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5		67
Foreign government	334	13	1	346
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,267	2,707	393	39,581	(41)
Fixed maturities, trading	140		20	120

Total fixed maturities	37,407	2,707	413	39,701	(41)

Equity securities:
Common stock	46	3	1	48
Preferred stock	145	7	3	149

Equity securities available-for-sale	191	10	4	197	-
Equity securities, trading	633	56	134	555

Total equity securities	824	66	138	752	-

Total	$38,231	$ 2,773	$551	$40,453	$(41)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within CNA’s Life & Group Non-Core business would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of September 30, 2016 and December 31, 2015, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.5 billion and $996 million.

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

September 30, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$617	$10	$338	$26	$955	$36
States, municipalities and political subdivisions	163	2	9		172	2
Asset-backed:
Residential mortgage-backed	273	6	212	9	485	15
Commercial mortgage-backed	391	7	96	1	487	8
Other asset-backed	153	1	17		170	1

Total asset-backed	817	14	325	10	1,142	24
U.S. Treasury and obligations of government-sponsored enterprises	2				2
Foreign government	16				16

Total fixed maturity securities	1,615	26	672	36	2,287	62
Common stock		1				1
Preferred stock	15	2			15	2

Total	$1,630	$29	$672	$36	$2,302	$65

December 31, 2015

(In millions)

Fixed maturity securities:
Corporate and other bonds	$4,882	$302	$174	$45	$5,056	$347
States, municipalities and political subdivisions	338	8	75		413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5		557	8

Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government- sponsored enterprises	4				4
Foreign government	54	1			54	1
Redeemable preferred stock	3				3

Total fixed maturity securities	7,448	338	514	55	7,962	393
Common stock	3	1			3	1
Preferred stock	13	3			13	3

Total	$7,464	$342	$514	$55	$7,978	$397

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2016.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2016 and 2015 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Beginning balance of credit losses on fixed maturity securities	$41	$59	$53	$62
Reductions for securities sold during the period	(2)	(2)	(14)	(5)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(1)		(1)

Ending balance of credit losses on fixed maturity securities	$38	$57	$38	$57

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2016		December 31, 2015

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$1,665	$1,710	$1,574	$1,595
Due after one year through five years	9,052	9,584	7,738	8,082
Due after five years through ten years	14,659	15,625	14,652	14,915
Due after ten years	12,862	15,400	13,303	14,989

Total	$38,238	$42,319	$37,267	$39,581

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

	September 30, 2016			December 31, 2015

	Contractual/			Contractual /
	Notional	Estimated Fair Value		Notional	Estimated Fair Value

	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

Without hedge designation:

Equity markets:
Options – purchased	$391	$22		$ 501	$16
– written	229		$(9)	614		$ (28)
Futures – long				312		(1)
– short	106		(1)
Interest rate risk:
Futures – long				63
Foreign exchange:
Currency forwards – long				133	2
– short				152
Currency options – long	250			550	7
Commodities:
Futures – long	68	1
Embedded derivative on funds withheld liability	175		(8)	179	5

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

September 30, 2016	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$19,555	$261	$19,816
States, municipalities and political subdivisions		13,500	1	13,501
Asset-backed:
Residential mortgage-backed		5,286	79	5,365
Commercial mortgage-backed		2,120	24	2,144
Other asset-backed		916	43	959

Total asset-backed		8,322	146	8,468
U.S. Treasury and obligations of government-sponsored enterprises	$76			76
Foreign government		438		438
Redeemable preferred stock	20			20

Fixed maturities available-for-sale	96	41,815	408	42,319
Fixed maturities trading		569	6	575

Total fixed maturities	$96	$42,384	$414	$42,894

Equity securities available-for-sale	$97		$19	$116
Equity securities trading	469		1	470

Total equity securities	$566	$-	$20	$586

Short term investments	$3,902	$911		$4,813
Other invested assets	54	5		59
Life settlement contracts			$67	67
Payable to brokers	(215)			(215)

December 31, 2015	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$17,601	$168	$17,769
States, municipalities and political subdivisions		13,172	2	13,174
Asset-backed:
Residential mortgage-backed		4,938	134	5,072
Commercial mortgage-backed		2,175	22	2,197
Other asset-backed		868	53	921

Total asset-backed		7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	$66	1		67
Foreign government		346		346
Redeemable preferred stock	35			35

Fixed maturities available-for-sale	101	39,101	379	39,581
Fixed maturities trading		35	85	120

Total fixed maturities	$101	$39,136	$464	$39,701

Equity securities available-for-sale	$177		$20	$197
Equity securities trading	554		1	555

Total equity securities	$731	$-	$21	$752

Short term investments	$3,600	$1,134		$4,734
Other invested assets	102	44		146
Receivables		9	$3	12
Life settlement contracts			74	74
Payable to brokers	(196)			(196)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015:

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2016	July 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$242	$1	$7	$16		$(5)			$261
States, municipalities and political subdivisions	2					(1)			1
Asset-backed:
Residential mortgage-backed	134		(1)	5		(1)		$(58)	79
Commercial mortgage- backed	11			23		(8)		(2)	24
Other asset-backed	45			34				(36)	43

Total asset-backed	190	-	(1)	62	$-	(9)	$-	(96)	146	$-

Fixed maturities available-for-sale	434	1	6	78		(15)		(96)	408
Fixed maturities trading	6								6	(1)

Total fixed maturities	$440	$1	$6	$78	$-	$(15)	$-	$(96)	$414	$(1)

Equity securities available-for-sale	$19	$(1)	$1						$19	$(2)
Equity securities trading	2			$(1)					1	(1)

Total equity securities	$21	$(1)	$1	$(1)	$-	$-	$-	$-	$20	$(3)

Life settlement contracts	$67								$67
Derivative financial instruments, net	1	$(1)							-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2015	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements				Held at September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$141			$27	$(1)	$(11)		$(3)	$153
States, municipalities and political subdivisions	85							(24)	61
Asset-backed:
Residential mortgage-backed	207	$2	$(2)	4		(7)			204
Commercial mortgage-backed	87	5	(4)	8		(15)		(10)	71
Other asset-backed	490		(6)	43	(20)	(32)		(4)	471

Total asset-backed	784	7	(12)	55	(20)	(54)	$-	(14)	746	$-

Fixed maturities available-for-sale	1,010	7	(12)	82	(21)	(65)		(41)	960
Fixed maturities trading	89	(2)			(1)				86	$(2)

Total fixed maturities	$1,099	$5	$(12)	$82	$(22)	$(65)	$-	$(41)	$1,046	$(2)

Equity securities available-for-sale	$16		$(1)						$15
Equity securities trading	1	$1			$(2)				-	$1

Total equity securities	$17	$1	$(1)	$-	$(2)	$-	$-	$-	$15	$1

Life settlement contracts	$75	$5				$(6)			$74	$2

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2016	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$168	$1	$14	$163	$(36)	$(15)		$(34)	$261
States, municipalities and political subdivisions	2					(1)			1
Asset-backed:
Residential mortgage-backed	134	2	(2)	15		(10)		(60)	79
Commercial mortgage-backed	22			32		(17)	$3	(16)	24
Other asset-backed	53		2	69	(25)	(1)	2	(57)	43

Total asset-backed	209	2	-	116	(25)	(28)	5	(133)	146	$-

Fixed maturities available-for-sale	379	3	14	279	(61)	(44)	5	(167)	408
Fixed maturities trading	85	5		2	(86)				6	3

Total fixed maturities	$464	$8	$14	$281	$(147)	$(44)	$5	$(167)	$414	$3

Equity securities available-for-sale	$20	$(1)							$19	$(2)
Equity securities trading	1	1			$(1)				1

Total equity securities	$21	$-	$-	$-	$(1)	$-	$-	$-	$20	$(2)

Life settlement contracts	$74	$10				$(17)			$67	$2
Derivative financial instruments, net	3	(4)			$(2)		$3		-	(3)

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2015	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30

(In millions)

Fixed maturity securities:
Corporate and other bonds	$162	$(1)	$(1)	$39	$(13)	$(32)	$37	$(38)	$153
States, municipalities and political subdivisions	94	1				(10)		(24)	61
Asset-backed:
Residential mortgage-backed	189	4	(4)	76		(28)		(33)	204
Commercial mortgage-backed	83	7	(4)	23		(17)	17	(38)	71
Other asset-backed	655	3	4	125	(254)	(52)		(10)	471	$(1)

Total asset-backed	927	14	(4)	224	(254)	(97)	17	(81)	746	(1)

Fixed maturities available-for-sale	1,183	14	(5)	263	(267)	(139)	54	(143)	960	(1)
Fixed maturities trading	90	(2)			(2)				86	(2)

Total fixed maturities	$1,273	$12	$(5)	$263	$(269)	$(139)	$54	$(143)	$1,046	$(3)

Equity securities available-for-sale	$16		$(1)						$15
Equity securities trading	1	$1			$(2)				-	$1

Total equity securities	$17	$1	$(1)	$-	$(2)	$-	$-	$-	$15	$1

Life settlement contracts	$82	$22				$(30)			$74	$1

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and nine months ended September 30, 2016 there were no transfers between Level 1 and Level 2. During the three and nine months ended September 30, 2015, there were $10 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

September 30, 2016	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

	(In millions)

Fixed maturity securities	$211	Discounted cash flow	Credit spread	2% – 40% (6%)

Life settlement contracts	67	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (162%)

December 31, 2015

Fixed maturity securities	$138	Discounted cash flow	Credit spread	3% – 184% (6%)

Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (164%)

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

	Carrying	Estimated Fair Value
September 30, 2016	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$629			$654	$654

Liabilities:
Short term debt	185		$182	3	185
Long term debt	10,722		10,428	646	11,074

December 31, 2015

Assets:
Other invested assets, primarily mortgage loans	$678			$688	$688

Liabilities:
Short term debt	1,038		$1,050	2	1,052
Long term debt	9,507		8,538	595	9,133

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

4.  Property, Plant and Equipment

Diamond Offshore

Sale of Assets

In February of 2016, Diamond Offshore entered into a ten-year agreement with a subsidiary of GE Oil & Gas (“GE”) to provide services with respect to certain blowout preventer and related well control equipment on four newly-built drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement with GE, Diamond Offshore will sell the well control equipment to a GE affiliate and subsequently lease back such equipment pursuant to separate ten-year operating leases. During the nine months ended September 30, 2016, Diamond Offshore completed three sale and leaseback transactions and received $158 million in proceeds, which was less than the carrying value of the equipment. The resulting difference was recorded as prepaid rent with no gain or loss recognized on the transactions, and will be amortized over the terms of the operating leases. Future commitments under the operating leases and contractual services agreements are estimated to aggregate approximately $491 million over the term of the agreements. Diamond Offshore expects to complete the remaining sale and leaseback transaction in the fourth quarter of 2016.

Asset Impairments

During the second quarter of 2016, in response to the continuing decline in industry-wide utilization for semisubmersible rigs, further exacerbated by additional and more frequent contract cancelations by customers, declining dayrates, as well as the results of a third-party strategic review of Diamond Offshore’s long-term business plan completed in the second quarter of 2016, Diamond Offshore reassessed its projections for a recovery in the offshore drilling market. As a result, Diamond Offshore concluded that an expected market recovery is now likely further in the future than had previously been estimated. Consequently, Diamond Offshore believes its cold-stacked rigs, as well as those rigs expected to be cold-stacked in the near term after they come off contract, will likely remain cold-stacked for an extended period of time. Diamond Offshore also believes that the re-entry costs for these rigs will be higher than previously estimated, negatively impacting the undiscounted, probability-weighted cash flow projections utilized in its impairment analysis. In addition, in response to the declining market, Diamond Offshore also reduced anticipated market pricing and expected utilization of these rigs after reactivation. In the second quarter of 2016, Diamond Offshore evaluated 15 of its drilling rigs with indications that their carrying amounts may not be recoverable. Based on updated assumptions and analyses, Diamond Offshore determined that the carrying values of eight of these rigs, consisting of three ultra-deepwater, three deepwater and two mid-water semisubmersible rigs, were impaired.

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

In the third quarter of 2016, Diamond Offshore evaluated nine of its drilling rigs with indications that their carrying amounts may not be recoverable. Based on its assumptions and analyses, Diamond Offshore determined that the carrying values of these rigs were not impaired. If market fundamentals in the offshore oil and gas industry deteriorate further, Diamond Offshore may be required to recognize additional impairment losses in future periods.

Diamond Offshore recognized aggregate impairment losses of $2 million ($1 million after tax and noncontrolling interests) and $361 million ($159 million after tax and noncontrolling interests) for the three and nine months ended September 30, 2015. See Note 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of Diamond Offshore’s 2015 asset impairments.

5.  Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported (“IBNR”) as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claim settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $16 million and $14 million for the three months ended September 30, 2016 and 2015 and $137 million and $103 million for the nine months ended September 30, 2016 and 2015. Catastrophe losses in 2016 resulted primarily from U.S. weather-related events and the Fort McMurray wildfires.

Net Prior Year Development

The following tables and discussion present net prior year development.

Three Months Ended September 30, 2016	Specialty	Commercial	International	Total

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(112)	$(5)	$(15)	$(132)
Pretax (favorable) unfavorable premium development		(3)	(2)	(5)

Total pretax (favorable) unfavorable net prior year development	$(112)	$(8)	$(17)	$(137)

Three Months Ended September 30, 2015

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$(11)	$(34)	$(175)
Pretax (favorable) unfavorable premium development	(2)	(5)	2	(5)

Total pretax (favorable) unfavorable net prior year development	$(132)	$(16)	$(32)	$(180)

Nine Months Ended September 30, 2016

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(211)	$(37)	$(34)	$(282)
Pretax (favorable) unfavorable premium development	(18)	(7)	(2)	(27)

Total pretax (favorable) unfavorable net prior year development	$(229)	$(44)	$(36)	$(309)

Nine Months Ended September 30, 2015

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(141)		$(46)	$(187)
Pretax (favorable) unfavorable premium development	(10)	$(17)	16	(11)

Total pretax (favorable) unfavorable net prior year development	$(151)	$(17)	$(30)	$(198)

Specialty

The following table and discussion present further detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”) recorded for the Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Medical professional liability	$13	$(19)	$(17)	$(11)
Other professional liability and management liability	(48)	(37)	(98)	(41)
Surety	(63)	(70)	(63)	(69)
Warranty	2		7	1
Other	(16)	(4)	(40)	(21)

Total pretax (favorable) unfavorable development	$(112)	$(130)	$(211)	$(141)

Three Months

2016

Unfavorable development for medical professional liability was primarily due to higher than expected frequency in accident years 2014 and 2015 in aging services. Increased claims on a specific hospital policy in accident years 2014 and 2015 was also an unfavorable contributor, although more than offset by favorable development relative to expectations in accident years 2013 and prior.

Favorable development in other professional liability and management liability was primarily related to lower than expected frequency of claims and favorable outcomes on specific claims for accident years 2010 through 2014.

Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2014 and prior.

Favorable development for other coverages was due to better than expected claim frequency in commercial lines coverages provided to Specialty customers in accident years 2010 through 2015.

2015

Favorable development in medical professional liability was related to lower than expected severity in accident years 2008 through 2013.

Favorable development in other professional liability and management liability was related to better than expected large loss emergence in financial institutions in accident years 2012 and prior. Additional favorable development related to lower than expected severity in accident years 2009 through 2013 for directors and officers liability.

Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2013 and prior.

Nine Months

2016

Favorable development for medical professional liability was primarily due to lower than expected severities for individual healthcare professionals, allied facilities and hospitals in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence in hospitals and higher than expected frequency and severity in accident years 2014 and 2015 in CNA’s aging services business.

Favorable development in other professional liability and management liability was primarily related to favorable settlements on closed claims in accident years 2011 through 2013 in professional services. Additional favorable development related to lower than expected frequency of claims and favorable outcomes on specific claims in accident years 2010 through 2014 in professional services. This was partially offset by unfavorable development related to a specific financial institutions claim in accident year 2014, higher severities in accident year 2015 and deterioration on credit crises-related claims in accident year 2009.

Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2014 and prior.

Favorable development for other coverages provided to Specialty customers was due to better than expected claim frequency in property coverages in accident year 2015 and commercial lines coverages in accident years 2010 through 2015.

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

Commercial

The following table and discussion present further detail of the development recorded for the Commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Commercial auto	$(12)		$(47)	$7
General liability	14	$3	(38)	8
Workers’ compensation	(6)	(1)	48	22
Property and other	(1)	(13)		(37)

Total pretax (favorable) unfavorable development	$(5)	$(11)	$(37)	$-

Three Months

2016

Favorable development for commercial auto was primarily due to lower than expected severities in accident years 2012 through 2015.

Unfavorable development for general liability was primarily due to an increase in reported claims prior to the closing of the three year window set forth by the Minnesota Child Victims Act in accident years 2006 and prior.

Favorable development for workers’ compensation was primarily driven by lower than expected frequencies in accident years 2009 through 2014, partially offset by the estimated impact of recent Florida court rulings in accident years 2008 through 2015.

2015

Favorable development for property and other was primarily due to better than expected loss emergence on catastrophe events in accident year 2014.

Nine Months

2016

Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2010 through 2014 and lower than expected severities in accident years 2012 through 2015.

Favorable development for general liability was primarily due to better than expected claim settlements in accident years 2012 through 2014 and better than expected severity on umbrella claims in accident years 2010 through 2013. This was partially offset by unfavorable development related to an increase in reported claims prior to the closing of the three year window set forth by the Minnesota Child Victims Act in accident years 2006 and prior.

Unfavorable development for workers’ compensation was primarily due to higher than expected severity for Defense Base Act contractors and the estimated impact of recent Florida court rulings in accident years 2008 through 2015. This was partially offset by favorable development related to lower than expected frequencies related to accident years 2009 through 2014.

Unfavorable development for property and other was primarily due to higher than expected severity from a 2015 catastrophe event. This was offset by favorable development primarily due to better than expected loss frequency in accident years 2013 through 2015.

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

International

The following table and discussion present further detail of the development recorded for the International segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Medical professional liability	$(2)	$(8)	$(3)	$(8)
Other professional liability	(1)	(11)	16	(16)
Liability	(2)	(5)	(21)	(12)
Property & marine	(9)	(5)	(16)	(19)
Other	(1)	(5)	(10)	9

Total pretax (favorable) unfavorable development	$(15)	$(34)	$(34)	$(46)

Three Months

2016

Favorable development for other professional liability was primarily due to favorable settlements on claims in accident years 2013 and prior. This was largely offset by higher than expected unfavorable large loss emergence in accident years 2014 and 2015.

Favorable development for property and marine was primarily due to favorable emergence of expected losses on a specific claim relating to the December 2015 United Kingdom (“U.K.”) Floods.

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

Nine Months

2016

Unfavorable development for other professional liability was primarily due to higher than expected large loss emergence in accident years 2011 through 2015, partially offset by favorable settlements on claims in accident years 2013 and prior.

Favorable development for liability was primarily due to better than expected severity in accident years 2013 and prior.

Favorable development for property and marine was primarily due to favorable emergence of expected losses on a specific claim relating to the December 2015 U.K. Floods.

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

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Net A&EP adverse development before consideration of LPT	$-	$-	$200	$150
Provision for uncollectible third party reinsurance on A&EP

Additional amounts ceded under LPT	-	-	200	150
Retroactive reinsurance benefit recognized	(12)	(4)	(94)	(75)

Pretax impact of unrecognized deferred retroactive reinsurance benefit	$(12)	$(4)	$106	$75

CNA completed its reserve review of A&EP reserves in the first quarter of 2016. Based upon CNA’s review, net unfavorable development prior to cessions to the LPT of $200 million was recognized. The unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. This unfavorable development was ceded to NICO under the LPT, however CNA’s reported earnings were negatively affected due to the application of retroactive reinsurance accounting, as only a portion of the additional amounts ceded under the LPT were recognized in that quarter. All amounts recognized related to the LPT are recorded within Insurance claims and policyholders’ benefits in the Consolidated Condensed Statement of Income.

As of September 30, 2016 and December 31, 2015, the cumulative amounts ceded under the LPT were $2.8 billion and $2.6 billion. The unrecognized deferred retroactive reinsurance benefit was $347 million and $241 million as of September 30, 2016 and December 31, 2015.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.5 billion and $2.8 billion as of September 30, 2016 and December 31, 2015. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

6.  Income Taxes

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Income (loss) before income tax:
U.S.	$ 638	$ 188	$ 535	$ 454
Foreign	(82)	160	(60)	294

Total	$ 556	$ 348	$ 475	$ 748

Income tax expense at statutory rate	$ 194	$ 122	$ 166	$ 262
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(28)	(34)	(92)	(92)
Foreign related tax differential	2	(27)	102	(32)
Amortization of deferred charges associated with intercompany rig sales to other tax jurisdictions		1		42
Taxes related to domestic affiliate	1	5	2	(1)
Partnership earnings not subject to taxes	(9)	(6)	(37)	(26)
Unrecognized tax benefit	(2)	(4)	8	1
Other	5	9	22	16

Income tax expense	$ 163	$ 66	$ 171	$ 170

The effective tax rate is impacted by the change in the relative components of earnings or losses generated in foreign tax jurisdictions with lower tax rates.

As of September 30, 2016, a valuation allowance of $61 million was established for the future tax benefit of foreign tax credits in the U.S. which Diamond Offshore no longer expects to be able to realize prior to their expiration.

7.  Debt

CNA Financial

In the first quarter of 2016, CNA completed a public offering of $500 million aggregate principal amount of 4.5% senior notes due March 1, 2026 and used the net proceeds to repay the entire $350 million outstanding principal amount of its 6.5% senior notes due August 15, 2016.

Diamond Offshore

In the first quarter of 2016, Diamond Offshore cancelled its commercial paper program and repaid the $287 million in commercial paper outstanding at December 31, 2015 with proceeds from Eurodollar loans under its revolving credit agreement. As of September 30, 2016, there was $182 million outstanding under the revolving credit agreement.

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

8.  Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below display the changes in Accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2015 and 2016:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, July 1, 2015	$ 28	$ 619	$ (3)	$ (598)	$ 7	$ 53
Other comprehensive income (loss) before reclassifications, after tax of $(1), $38, $0, $(1) and $0	2	(70)		(1)	(53)	(122)
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $(17), $0, $(2) and $0		31	1	5		37

Other comprehensive income (loss)	2	(39)	1	4	(53)	(85)
Amounts attributable to noncontrolling interests		4	(1)	1	5	9

Balance, September 30, 2015	$ 30	$ 584	$ (3)	$ (593)	$ (41)	$ (23)

Balance, July 1, 2016	$ 28	$ 838	$ (2)	$ (639)	$ (106)	$ 119
Other comprehensive income (loss) before reclassifications, after tax of $(4), $(32), $0, $0 and $0	7	69			(24)	52
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $2, $13, $0, $(4) and $0	(4)	(27)	1	7		(23)

Other comprehensive income (loss)	3	42	1	7	(24)	29
Amounts attributable to noncontrolling interests	(1)	(4)	(1)		2	(4)

Balance, September 30, 2016	$ 30	$ 876	$ (2)	$ (632)	$ (128)	$ 144

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

(In millions)

Balance, January 1, 2015	$ 32	$ 846	$ (6)	$ (641)	$ 49	$ 280
Other comprehensive income (loss) before reclassifications, after tax of $1, $162, $1, $(19) and $0	(3)	(321)	(2)	36	(100)	(390)
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $(22), $(2), $(9) and $0		29	7	15		51

Other comprehensive income (loss)	(3)	(292)	5	51	(100)	(339)
Issuance of equity securities by subsidiary				1		1
Amounts attributable to noncontrolling interests	1	30	(2)	(4)	10	35

Balance, September 30, 2015	$ 30	$ 584	$ (3)	$ (593)	$ (41)	$ (23)

Balance, January 1, 2016	$ 24	$ 347	$ (3)	$ (649)	$ (76)	$ (357)
Other comprehensive income (loss) before reclassifications, after tax of $(5), $(304), $0, $0 and $0	9	608			(58)	559
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $1, $12, $0, $(11) and $0	(2)	(17)	2	20		3

Other comprehensive income (loss)	7	591	2	20	(58)	562
Amounts attributable to noncontrolling interests	(1)	(62)	(1)	(3)	6	(61)

Balance, September 30, 2016	$ 30	$ 876	$ (2)	$ (632)	$ (128)	$ 144

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Subsidiary Equity Transactions

Loews purchased 0.3 million shares of CNA common stock at an aggregate cost of $8 million during the nine months ended September 30, 2016. The Company’s percentage ownership interest in CNA remained unchanged as a result of these transactions, at 90%. The Company’s purchase price of the shares was lower than the carrying value of its investment in CNA, resulting in an increase to Additional paid-in capital (“APIC”) of $3 million.

Treasury Stock

The Company repurchased 3.0 million and 16.3 million shares of Loews common stock at aggregate costs of $115 million and $633 million during the nine months ended September 30, 2016 and 2015.

9.  Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic benefit cost for the plans:

	Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Service cost	$2	$2	$6	$10
Interest cost	33	31	97	95
Expected return on plan assets	(45)	(48)	(133)	(145)
Amortization of unrecognized net loss	11	9	34	32
Settlement charge	1	2	3	2

Net periodic benefit cost	$2	$(4)	$7	$(6)

	Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Service cost	$1	$1	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized prior service benefit	(1)	(3)	(3)	(8)
Amortization of unrecognized net loss				1

Net periodic benefit cost	$-	$(2)	$(3)	$(7)

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

The following tables present the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Revenues (a):

CNA Financial:
Property and Casualty:
Specialty	$946	$846	$2,739	$2,667
Commercial	913	767	2,591	2,545
International	229	216	658	642
Other Non-Core	345	324	996	978

Total CNA Financial	2,433	2,153	6,984	6,832
Diamond Offshore	350	608	1,211	1,867
Boardwalk Pipeline	306	296	961	925
Loews Hotels	161	146	513	452
Corporate and other	37	(34)	98	6

Total	$3,287	$3,169	$9,767	$10,082

Income (loss) before income tax and noncontrolling interests (a):

CNA Financial:
Property and Casualty:
Specialty	$306	$248	$736	$661
Commercial	186	83	427	391
International	33	23	16	71
Other Non-Core	(49)	(120)	(355)	(410)

Total CNA Financial	476	234	824	713
Diamond Offshore	36	139	(538)	(42)
Boardwalk Pipeline	46	48	210	163
Loews Hotels	4	1	17	25
Corporate and other	(6)	(74)	(38)	(111)

Total	$556	$348	$475	$748

Net income (loss) (a):

CNA Financial:
Property and Casualty:
Specialty	$180	$147	$437	$394
Commercial	110	49	252	231
International	22	9	9	37
Other Non-Core	(4)	(44)	(141)	(167)

Total CNA Financial	308	161	557	495
Diamond Offshore	7	47	(240)	(34)
Boardwalk Pipeline	14	18	62	55
Loews Hotels	3	2	7	15
Corporate and other	(5)	(46)	(22)	(70)

Total	$327	$182	$364	$461

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and noncontrolling interests and Net income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Revenues and Income (loss) before income tax and noncontrolling interests:

CNA Financial:
Property and Casualty:
Specialty	$9	$(22)	$2	$(18)
Commercial	12	(29)	2	(23)
International	6	(1)	14	1
Other Non-Core	18	2	12	(2)

Total CNA Financial	45	(50)	30	(42)
Corporate and other			(12)

Total	$45	$(50)	$18	$(42)

Net income (loss):

CNA Financial:
Property and Casualty:
Specialty	$5	$(14)	$1	$(11)
Commercial	7	(16)	1	(13)
International	4		10	1
Other Non-Core	11	1	4	5

Total CNA Financial	27	(29)	16	(18)
Corporate and other			(4)

Total	$27	$(29)	$12	$(18)

11.  Legal Proceedings

CNA Financial

In September 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (“CAC”), CNA, the Investment Committee of the CNA 401(k) Plus Plan, The Northern Trust Company and John Does 1-10 (“Defendants”) over the CNA 401(k) Plus Plan. The complaint alleges that Defendants breached fiduciary duties to the CNA 401(k) Plus Plan and caused prohibited transactions in violation of The Employee Retirement Income Security Act of 1974 when the CNA Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the CNA 401(k) Plus Plan participants who had invested in the Fixed Income Fund suffered lower returns in their CNA 401(k) Plus Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. CNA has only recently begun evaluating the lawsuit as this litigation is in its preliminary stages, and as of yet no class has been certified. CCC and the other Defendants are contesting the case and the Company currently is unable to predict the final outcome or the impact on its financial condition, results of operations or cash flows. As of September 30, 2016, the likelihood of loss is reasonably possible, but the amount of loss, if any, cannot be estimated at this stage of the litigation.

Other Litigation

The Company and its subsidiaries are parties to other litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

12.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of September 30, 2016, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $258 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2016, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of September 30, 2016, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

13.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2016 and December 31, 2015, and consolidating statements of income information for the nine months ended September 30, 2016 and 2015. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

September 30, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$ 46,980	$ 76	$ 105	$ 98	$ 5,126		$ 52,385
Cash	290	5	7	18	24		344
Receivables	7,389	278	93	25	138	$ (70)	7,853
Property, plant and equipment	281	5,820	7,954	1,102	43		15,200
Deferred income taxes	241			3	58	(302)	-
Goodwill	110		237				347
Investments in capital stocks of subsidiaries					15,250	(15,250)	-
Other assets	924	231	319	268	4	14	1,760
Deferred acquisition costs of insurance subsidiaries	619						619

Total assets	$ 56,834	$ 6,410	$ 8,715	$ 1,514	$ 20,643	$ (15,608)	$ 78,508

Liabilities and Equity:

Insurance reserves	$ 37,753						$ 37,753
Payable to brokers	234				$ 217		451
Short term debt	1	$ 182		$ 2			185
Long term debt	2,713	1,981	$ 3,627	642	1,774		10,737
Deferred income taxes	3	164	807	49		$ (288)	735
Other liabilities	3,960	451	546	72	282	(70)	5,241

Total liabilities	44,664	2,778	4,980	765	2,273	(358)	55,102

Total shareholders’ equity	10,915	1,936	1,552	747	18,370	(15,250)	18,270
Noncontrolling interests	1,255	1,696	2,183	2			5,136

Total equity	12,170	3,632	3,735	749	18,370	(15,250)	23,406

Total liabilities and equity	$ 56,834	$ 6,410	$ 8,715	$ 1,514	$ 20,643	$ (15,608)	$ 78,508

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Assets:

Investments	$ 44,699	$ 117		$ 81	$ 4,503		$ 49,400
Cash	387	13	$ 4	12	24		440
Receivables	7,384	409	93	35	96	$ 24	8,041
Property, plant and equipment	333	6,382	7,712	1,003	47		15,477
Deferred income taxes	662			3	68	(733)	-
Goodwill	114		237				351
Investments in capital stocks of subsidiaries					15,129	(15,129)	-
Other assets	848	233	319	282		17	1,699
Deferred acquisition costs of insurance subsidiaries	598						598

Total assets	$ 55,025	$ 7,154	$ 8,365	$ 1,416	$ 19,867	$ (15,821)	$ 76,006

Liabilities and Equity:

Insurance reserves	$ 36,486						$ 36,486
Payable to brokers	358				$ 209		567
Short term debt	351	$ 287		$ 2	400		1,040
Long term debt	2,213	1,980	$ 3,458	590	1,279		9,520
Deferred income taxes	5	276	766	47		$ (712)	382
Other liabilities	3,883	496	510	70	222	20	5,201

Total liabilities	43,296	3,039	4,734	709	2,110	(692)	53,196

Total shareholders’ equity	10,516	2,195	1,517	705	17,757	(15,129)	17,561
Noncontrolling interests	1,213	1,920	2,114	2			5,249

Total equity	11,729	4,115	3,631	707	17,757	(15,129)	22,810

Total liabilities and equity	$ 55,025	$ 7,154	$ 8,365	$ 1,416	$ 19,867	$ (15,821)	$ 76,006

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$5,196						$5,196
Net investment income	1,461	$1			$108		1,570
Intercompany interest and dividends					706	$(706)	-
Investment gains (losses)	30	(12)					18
Contract drilling revenues		1,141					1,141
Other revenues	297	69	$961	$513	2		1,842

Total	6,984	1,199	961	513	816	(706)	9,767

Expenses:

Insurance claims and policyholders’ benefits	3,949						3,949
Amortization of deferred acquisition costs	926						926
Contract drilling expenses		598					598
Other operating expenses	1,158	1,082	615	479	82		3,416
Interest	127	69	136	17	54		403

Total	6,160	1,749	751	496	136	-	9,292

Income (loss) before income tax	824	(550)	210	17	680	(706)	475
Income tax (expense) benefit	(203)	78	(44)	(10)	8		(171)

Net income (loss)	621	(472)	166	7	688	(706)	304
Amounts attributable to noncontrolling interests	(64)	228	(104)				60

Net income (loss) attributable to Loews Corporation	$557	$(244)	$62	$7	$688	$(706)	$364

Loews Corporation

Consolidating Statement of Income Information

Nine Months Ended September 30, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total

(In millions)

Revenues:

Insurance premiums	$5,173						$5,173
Net investment income	1,412	$2	$1		$4		1,419
Intercompany interest and dividends					733	$(733)	-
Investment losses	(42)						(42)
Contract drilling revenues		1,816					1,816
Other revenues	289	49	924	$452	2		1,716

Total	6,832	1,867	925	452	739	(733)	10,082

Expenses:

Insurance claims and policyholders’ benefits	4,008						4,008
Amortization of deferred acquisition costs	936						936
Contract drilling expenses		971					971
Other operating expenses	1,058	867	628	412	61		3,026
Interest	117	71	134	15	56		393

Total	6,119	1,909	762	427	117	-	9,334

Income (loss) before income tax	713	(42)	163	25	622	(733)	748
Income tax (expense) benefit	(162)	(6)	(33)	(10)	41		(170)

Net income (loss)	551	(48)	130	15	663	(733)	578
Amounts attributable to noncontrolling interests	(56)	14	(75)				(117)

Net income (loss) attributable to Loews Corporation	$495	$(34)	$55	$15	$663	$(733)	$461

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

Consolidated Financial Results

Net income for the three months ended September 30, 2016 was $327 million, or $0.97 per share, compared to net income of $182 million, or $0.50 per share, in the prior year period. Net income for the nine months ended September 30, 2016 was $364 million, or $1.08 per share, compared to $461 million, or $1.25 per share, in the prior year period.

Results include asset impairment charges at Diamond Offshore of $267 million (after tax and noncontrolling interests) for the nine months ended September 30, 2016 and $159 million (after tax and noncontrolling interests) for the nine months ended September 30, 2015.

Book value per share increased to $54.22 at September 30, 2016 from $51.67 at December 31, 2015.

Three Months Ended September 30, 2016 Compared to 2015

Net income attributable to Loews Corporation for the three months ended September 30, 2016 increased $145 million as compared to the prior year period due to higher earnings at CNA and improved results from the parent company investment portfolio. These increases were partially offset by lower earnings at Diamond Offshore and Boardwalk Pipeline.

CNA’s earnings increased due to higher net investment income driven by limited partnership investments as well as realized investment gains in the third quarter of 2016 compared to losses in the prior year period. These increases were partially offset by lower favorable net prior year reserve development and higher underwriting expenses, which included certain non-recurring costs related to information technology and employee termination costs.

Diamond Offshore’s earnings decreased due to a substantial reduction in the number of rigs operating as compared to the year ago period and significant unscheduled rig downtime, partially offset by lower depreciation expense resulting mainly from the asset impairment charges incurred in prior periods.

Boardwalk Pipeline’s earnings were lower due to a non-recurring franchise tax refund received in last year’s third quarter. Excluding the tax refund, Boardwalk Pipeline’s earnings were higher due to revenues from new growth projects recently placed in service and an increase in storage and parking and lending revenues, partially offset by an increase in interest expense.

Loews Hotels’ earnings increased primarily due to higher earnings from joint venture properties.

Income generated by the parent company investment portfolio improved due to higher income from limited partnership investments and equity securities.

Nine Months Ended September 30, 2016 Compared to 2015

Net income attributable to Loews Corporation for the nine months ended September 30, 2016 decreased primarily due to lower earnings at Diamond Offshore partially offset by improved results at CNA, Boardwalk Pipeline and from the parent company investment portfolio.

CNA’s earnings increased due to higher net investment income driven by limited partnership investments, realized investment gains in 2016 as compared to losses in 2015, and higher favorable net prior year reserve development, partially offset by higher underwriting expenses.

Diamond Offshore’s earnings decreased primarily due to increased asset impairment charges. Excluding these impairment charges, year-over-year earnings decreased as a result of a substantial reduction in the number of operating rigs, partially offset by revenue earned by newbuild drillships and lower depreciation expense as a result of the asset impairment charges.

Boardwalk Pipeline’s earnings increased due to new rates in effect following the Gulf South rate case, the return to service of the Evangeline pipeline, and growth projects recently placed in service.

Loews Hotels’ results decreased primarily due to an impairment charge related to a joint venture property.

Income generated by the parent company investment portfolio improved due to higher income from equity securities.

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

CNA Financial Overview

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Insurance premiums	$1,767	$1,751	$5,196	$5,173
Net investment income	524	354	1,461	1,412
Investment gains (losses)	45	(50)	30	(42)
Other revenues	97	98	297	289

Total	2,433	2,153	6,984	6,832

Expenses:
Insurance claims and policyholders’ benefits	1,202	1,200	3,949	4,008
Amortization of deferred acquisition costs	314	319	926	936
Other operating expenses	402	361	1,158	1,058
Interest	39	39	127	117

Total	1,957	1,919	6,160	6,119

Income before income tax	476	234	824	713
Income tax expense	(132)	(55)	(203)	(162)

Net income	344	179	621	551
Amounts attributable to noncontrolling interests	(36)	(18)	(64)	(56)

Net income attributable to Loews Corporation	$308	$161	$557	$495

Three Months Ended September 30, 2016 Compared to 2015

Net income increased $147 million for the three months ended September 30, 2016 as compared with the same period in 2015. The increase was primarily due to higher net investment income and investment gains driven by increased limited partnership returns, higher net realized investment gains on sales of securities and lower other than temporary impairment (“OTTI”) losses. In addition, there were improved results in the long term care business. These increases were partially offset by lower favorable net prior year reserve development of $137 million for the three months ended September 30, 2016 as compared to $180 million in 2015 and higher underwriting expenses.

In the third quarter of 2016, CNA completed a comprehensive organization review intended to improve effectiveness and efficiency. Termination costs associated with headcount reductions increased third quarter expenses, primarily underwriting expenses, as well as unallocated loss adjustment expenses by an aggregate amount of $11 million. The annual savings from this reduction of salaries and related costs is estimated to be approximately $50 million. CNA expects this reduction in expenses to contribute to a half of a point reduction in its 2017 property and casualty expense ratio.

Nine Months Ended September 30, 2016 Compared to 2015

Net income increased $62 million for the nine months ended September 30, 2016 as compared with the same period in 2015 primarily due to higher favorable net prior year development of $309 million for the nine months ended September 30, 2016 as compared to $198 million in 2015. Net income also increased due to higher investment gains driven by higher net realized investment gains on sales of securities and lower OTTI losses recognized in earnings and improved results in the long term care business. Results in 2016 and 2015 were negatively affected by a $74 million (after tax and noncontrolling interests) charge and a $49 million (after tax and noncontrolling interests) charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Net income also decreased due to higher underwriting expenses, a higher level of large losses and catastrophe losses and $17 million of costs associated with the organization review discussed in the three month comparison above.

CNA SEGMENT RESULTS

CNA utilizes the net operating income (loss) financial measure to monitor its operations. Net operating income (loss) is calculated by excluding from net income (loss) the after tax and noncontrolling interests effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Net operating income (loss) is deemed to be a non-GAAP financial measure. Unless the context otherwise requires, references to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

Three of CNA’s business segments: Specialty, Commercial and International, are aggregated and reported as CNA’s property and casualty insurance operations; CNA’s Life & Group Non-Core and Corporate & Other Non-Core operations are aggregated and reported as Other Non-Core.

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

The following tables summarize the results of CNA’s property and casualty insurance operations for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$733	$684	$207	$1,624
Net earned premiums	704	719	210	1,633
Net investment income	140	175	13	328
Net operating income	175	102	18	295
Net realized investment gains	5	8	4	17
Net income	180	110	22	312

Other performance metrics:
Loss and loss adjustment expense ratio	46.8%	62.2%	55.4%	54.7%
Expense ratio	32.5	37.1	37.8	35.2
Dividend ratio	0.6	0.5		0.5

Combined ratio	79.9%	99.8%	93.2%	90.4%

Rate	0%	0%	(1)%	0%
Retention	87	83	70	83
New business (a)	$66	$135	$67	$268

Three Months Ended September 30, 2015

Net written premiums	$707	$642	$180	$1,529
Net earned premiums	706	705	203	1,614
Net investment income	76	82	13	171
Net operating income	161	65	9	235
Net realized investment losses	(14)	(16)		(30)
Net income	147	49	9	205

Other performance metrics:
Loss and loss adjustment expense ratio	43.5%	60.6%	52.4%	52.1%
Expense ratio	30.8	35.2	38.0	33.5
Dividend ratio	0.1			0.1

Combined ratio	74.4%	95.8%	90.4%	85.7%

Rate	1%	1%	(1)%	1%
Retention	87	76	75	80
New business (a)	$67	$135	$23	$225

Nine Months Ended September 30, 2016	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$2,108	$2,172	$637	$4,917
Net earned premiums	2,088	2,103	605	4,796
Net investment income	380	465	38	883
Net operating income (loss)	436	251	(1)	686
Net realized investment gains	1	1	10	12
Net income	437	252	9	698

Other performance metrics:
Loss and loss adjustment expense ratio	52.6%	64.6%	65.2%	59.4%
Expense ratio	32.0	36.7	38.2	34.9
Dividend ratio	0.3	0.4		0.3

Combined ratio	84.9%	101.7%	103.4%	94.6%

Rate	1%	0%	(1)%	0%
Retention	87	84	76	84
New business (a)	$192	$418	$189	$799

Nine Months Ended September 30, 2015

Net written premiums	$2,077	$2,118	$641	$4,836
Net earned premiums	2,075	2,086	601	4,762
Net investment income	365	455	40	860
Net operating income	405	244	36	685
Net realized investment gains (losses)	(11)	(13)	1	(23)
Net income	394	231	37	662
Other performance metrics:
Loss and loss adjustment expense ratio	55.5%	66.5%	55.9%	60.4%
Expense ratio	30.9	35.4	37.6	33.7
Dividend ratio	0.2	0.2		0.2

Combined ratio	86.6%	102.1%	93.5%	94.3%

Rate	1%	2%	(1)%	1%
Retention	86	77	77	80
New business (a)	$206	$422	$83	$711

(a)	International includes Hardy new business of $40 million and $107 million for the three and nine months ended September 30, 2016. Prior year amounts are not included for Hardy.

Three Months Ended September 30, 2016 Compared to 2015

Net written premiums increased $95 million for the three months ended September 30, 2016 as compared with the same period in 2015. Net written premiums increased for Commercial and Specialty, driven by higher retention and new business in middle markets in Commercial and growth in warranty and surety and continued steady retention in Specialty. Excluding the effect of foreign currency exchange rates and timing of reinsurance purchases, net written premiums increased 15% in International. The majority of the growth in International came from middle market products in the United Kingdom (“U.K.”) and Continental Europe and from product lines which are now being delivered across all of the international platforms, such as healthcare and technology. The increase in net earned premiums was consistent with the trend in net written premiums.

Net operating income increased $60 million for the three months ended September 30, 2016 as compared with the same period in 2015. The increase in net operating income was primarily due to an increase in net investment income in Specialty and Commercial and improved net accident year non-catastrophe underwriting results and lower foreign exchange losses in International. These increases were partially offset by lower favorable net prior year reserve development in Specialty and International, higher underwriting costs in Specialty and higher net loss and loss adjustment expenses and an increase in underwriting expenses in Commercial. Catastrophe losses were $10 million (after tax and noncontrolling interests) for the three months ended September 30, 2016 as compared to catastrophe losses of $9 million (after tax and noncontrolling interests) for the same period in 2015.

Favorable net prior year development of $137 million and $180 million was recorded for the three months ended September 30, 2016 and 2015. For the three months ended September 30, 2016 and 2015, Specialty recorded favorable net prior year development of $112 million and $132 million, Commercial recorded favorable net prior year development of $8 million and $16 million and International recorded favorable net prior year development of $17 million and $32 million. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 5.5 points for the three months ended September 30, 2016 as compared with the same period in 2015. The loss ratio increased 3.3 points due to lower favorable net prior year reserve development and a higher non-catastrophe current accident year loss ratio. The expense ratio increased 1.7 points for the three months ended September 30, 2016 as compared with the same period in 2015. Approximately half of this increase was due to non-recurring underwriting expenses related to the transition to a new service provider for CNA’s information technology (“IT”) infrastructure and costs resulting from the organization review discussed above. The remainder was driven by higher IT spending primarily related to new underwriting platforms.

Commercial’s combined ratio increased 4.0 points for the three months ended September 30, 2016 as compared with the same period in 2015. The loss ratio increased 1.6 points due to an increase in the current accident year loss ratio and lower favorable net prior year development. The expense ratio increased 1.9 points for the three months ended September 30, 2016 as compared with the same period in 2015, primarily due to non-recurring underwriting expenses related to the transition to a new IT service provider and costs resulting from the organization review. The expense ratio also increased due to higher IT spending primarily related to a new underwriting platform.

International’s combined ratio increased 2.8 points for the three months ended September 30, 2016 as compared with the same period in 2015. The loss ratio increased 3.0 points due to lower favorable net prior year reserve development partially offset by an improved non-catastrophe current accident year loss ratio. The expense ratio improved 0.2 points for the three months ended September 30, 2016 as compared with the same period in 2015.

Nine Months Ended September 30, 2016 Compared to 2015

Net written premiums increased $81 million for the nine months ended September 30, 2016 as compared with the same period in 2015. The increase was driven by higher retention in Commercial and growth in warranty and surety, continued steady retention and positive rate in Specialty. Excluding the effect of foreign currency exchange rates net written premiums increased 4% for International. The increase in net earned premiums for Commercial and Specialty was consistent with the trend in net written premiums and after excluding the effect of premium development, the decrease for International was consistent with the trend in net written premiums.

Net operating income was flat for the nine months ended September 30, 2016 as compared with the same period in 2015 primarily due to higher favorable net prior year reserve development in Specialty and Commercial and higher net investment income in Specialty, offset by higher underwriting expenses in Specialty and Commercial and a higher level of catastrophe and large losses in International. Catastrophe losses were $85 million (after tax and noncontrolling interests) for the nine months ended September 30, 2016 as compared to catastrophe losses of $61 million (after tax and noncontrolling interests) for the same period in 2015.

Favorable net prior year development of $309 million and $198 million was recorded for the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, Specialty recorded favorable net prior year development of $229 million and $151 million, Commercial recorded favorable net prior year development of $44 million and $17 million and International recorded favorable net prior year development of $36 million and $30 million. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 1.7 points for the nine months ended September 30, 2016 as compared with the same period in 2015. The loss ratio improved 2.9 points primarily due to higher favorable net prior year reserve development, partially offset by a higher current accident year loss ratio. The expense ratio increased 1.1 points for the nine months ended September 30, 2016 as compared with the same period in 2015 primarily due to non-recurring underwriting expenses related to the transition to a new IT service provider and costs resulting from the organization review. The expense ratio also increased due to higher IT spending primarily related to new underwriting platforms.

Commercial’s combined ratio improved 0.4 points for the nine months ended September 30, 2016 as compared with the same period in 2015. The loss ratio improved 1.9 points, due to favorable net prior year reserve development. The expense ratio increased 1.3 points for the nine months ended September 30, 2016 as compared with the same period in 2015, primarily due to non-recurring underwriting expenses related to the transition to a new IT service provider and costs resulting from the organization review. The expense ratio also increased due to higher IT spending primarily related to a new underwriting platform.

International’s combined ratio increased 9.9 points for the nine months ended September 30, 2016 as compared with the same period in 2015. The loss ratio increased 9.3 points primarily due to an increase in the current accident year loss ratio driven by catastrophe losses and large losses related to political risk, property and financial institutions. The expense ratio increased 0.6 points for the nine months ended September 30, 2016 as compared with the same period in 2015, primarily due to higher underwriting expenses.

Referendum on the United Kingdom’s Membership in the European Union

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, it is currently expected that the British government will formally commence the process to leave the E.U. and begin negotiating the terms of treaties that will govern the U.K.’s future relationship with the E.U. in the first quarter of 2017. Although the terms of any future treaties are unknown, changes in CNA’s international operating platform may be required to allow CNA to continue to write business in the E.U. after the completion of Brexit. As a result of these changes, the complexity and cost of regulatory compliance of CNA’s European business is likely to increase.

Other Non-Core Operations

Other Non-Core primarily includes the results of CNA’s long term care business that is in run-off, which is part of Life & Group Non-Core, and also includes certain corporate expenses, including interest on corporate debt, and the results of property and casualty business in run-off, including CNA Re and A&EP, which is part of Other.

The following tables summarize the results of CNA’s Other Non-Core operations for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016	Life & Group Non-Core	Other	Other Non-Core
(In millions)

Net earned premiums	$134		$134
Net investment income	192	$4	196
Net operating income (loss)	6	(20)	(14)
Net realized investment gains	9	1	10
Net income (loss)	15	(19)	(4)

Three Months Ended September 30, 2015

Net earned premiums	$137		$137
Net investment income	182	$1	183
Net operating loss	(27)	(18)	(45)
Net realized investment gains	1		1
Net loss	(26)	(18)	(44)

Nine Months Ended September 30, 2016	Life & Group Non-Core	Other	Other Non-Core
(In millions)

Net earned premiums	$401		$401
Net investment income	567	$11	578
Net operating loss		(145)	(145)
Net realized investment gains	3	1	4
Net income (loss)	3	(144)	(141)

Nine Months Ended September 30, 2015

Net earned premiums	$412		$412
Net investment income	540	$12	552
Net operating loss	(64)	(108)	(172)
Net realized investment gains	5		5
Net loss	(59)	(108)	(167)

Three Months Ended September 30, 2016 Compared to 2015

The net loss decreased $40 million for the three months ended September 30, 2016 as compared with the same period in 2015. The loss was generally in line with expectations, as the impact of favorable morbidity was partially offset by unfavorable persistency in the long term care business.

Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results for CNA’s long term care business in 2016 now reflect the variance between actual experience and the expected results contemplated in CNA’s best estimate reserves as of December 31, 2015. In 2015, results of CNA’s long term care business reflected variances between actual experience and actuarial assumptions that were locked-in at policy issuance. As a result of the reserve assumption unlocking, the 2016 and 2015 results for the long term care business are not comparable.

Nine Months Ended September 30, 2016 Compared to 2015

The net loss decreased $26 million for the nine months ended September 30, 2016 as compared with the same period in 2015 primarily due to the results of the long term care business which were generally consistent with CNA’s reset assumptions. Results in 2016 and 2015 were negatively affected by a $74 million (after tax and noncontrolling interests) charge and a $49 million (after tax and noncontrolling interests) charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Diamond Offshore

Market Overview

Diamond Offshore provides contract drilling services worldwide with a fleet of 24 offshore drilling rigs. Diamond Offshore’s current fleet consists of four drillships, 19 semisubmersibles and one jack-up rig. Diamond Offshore has four additional jack-up rigs being marketed for sale. In October of 2016, Diamond Offshore sold one of two retired semisubmersible rigs for scrap and expects to complete the sale of the remaining retired rig by the end of 2016. The Ocean GreatWhite is expected to be available for customer acceptance shortly.

Oil prices, which had fallen to a 12-year low of less than $30 per barrel in January of 2016, rebounded into the low $50 per barrel range by the end of the third quarter of 2016, but continue to exhibit day-to-day volatility due to multiple factors, including fluctuations in the current and expected level of global oil inventories. As a result, overall fundamentals in the offshore oil and gas industry have not improved, and, in some markets, have deteriorated further. Despite the increase in oil prices during the third quarter of 2016, industry reports indicate that utilization for floaters continues to fall and cancelation of contracts for deepwater rigs has persisted. Prospective customers for contract drilling services are currently formulating their 2017 capital spending programs, and it is unlikely that capital spending for exploration and development will exceed 2016 levels, assuming commodity prices remain at current levels. Customer inquiries for rig availability and new tenders have continued to decline in 2016, as compared to prior years, although recently there has been a slight increase in rig tendering activity, primarily for projects commencing in 2018 and later.

The oversupply of drilling rigs in the floater markets continues to persist. Industry analysts report that 65 floater rigs have been cold stacked since the beginning of 2016 and an additional 17 floaters have been scrapped year-to-date, with an additional three units estimated to be scrapped by year end. Despite these events, the number of available rigs continues to grow as contracted rigs come off contract and newly-built rigs are delivered. As of the date of this report, industry data indicates that there are approximately 36 competitive, or non-owner-operated, newbuild floaters on order, of which only three rigs are reported to be contracted for future work. Of the 36 rigs on order, nine and 16 rigs are scheduled for delivery in the remainder of 2016 and in 2017. The remaining 11 rigs are scheduled for delivery between 2018 and 2020. Industry analysts predict that delivery dates may shift further as newbuild owners negotiate with their respective shipyards.

Competition for the limited number of drilling jobs continues to be intense. In some cases, dayrates have been negotiated at break-even levels, or below, to provide for the recovery of a portion of operating costs for rigs that would otherwise be uncontracted or cold stacked. In addition, customer discussions indicate a preference for “hot” rigs rather than the reactivation of cold-stacked rigs. This preference incentivizes the drilling contractor to contract rigs at lower rates to maintain the rigs in an active state and allow for at least partial cost recovery. Industry analysts have predicted that the offshore contract drilling market may remain depressed with further declines in dayrates and utilization likely into 2017.

As a result of the continuing and worsening market conditions for the offshore drilling industry and continued pessimistic outlook for the near term, certain of Diamond Offshore’s customers, as well as those of its competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum payout and many other possibilities. In addition to the potential for renegotiations, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract early after specified notice periods, usually resulting in a requirement for the customer to pay a contractually specified termination amount, which may not fully compensate Diamond Offshore for the loss of the contract. As a result of these depressed market conditions, certain customers have also utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where Diamond Offshore believes it is in compliance with the contracts.

Particularly during depressed market conditions, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is also adversely impacted.

The continuation of these conditions for an extended period could result in more of Diamond Offshore’s rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect its business. When Diamond Offshore cold stacks or expects to scrap a rig, Diamond Offshore evaluates the rig for impairment. Diamond Offshore currently expects that these adverse market conditions will continue for the foreseeable future. As of October 1, 2016, ten rigs in Diamond Offshore’s fleet were cold stacked and an additional four jack-up rigs are currently being marketed for sale. Diamond Offshore has two retired semisubmersible rigs, which it expects to sell for scrap value in the fourth quarter of 2016.

Diamond Offshore’s results of operations and cash flows for the three and nine months ended September 30, 2016 have been negatively impacted by the continuing and worsening market conditions in the offshore drilling industry, as discussed above. For further discussion see Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1 of this report.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of October 1, 2016 (based on contract information known at that time) and February 16, 2016 (based on contract information known at that time, as reported in our Annual Report on Form 10-K for the year ended December 31, 2015). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92% - 98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate its contracts, which could adversely affect its reported backlog.

In October of 2016, BP notified Diamond Offshore that they would no longer pursue a drilling campaign in the Great Australian Bight where the Ocean GreatWhite was to be the primary drilling rig for the campaign. BP has confirmed that its decision will not impact the contract for the rig. BP is exploring alternative locations for the Ocean GreatWhite.

In August of 2016, Diamond Offshore’s subsidiary received notice of termination of its drilling contract from Petróleo Brasileiro S.A., (“Petrobras”), the customer for the Ocean Valor. In August of 2016, Diamond Offshore filed a lawsuit in Brazil, claiming that Petrobras’ purported termination of the contract was unlawful and requesting an injunction to prohibit the contract termination. In September of 2016, a Brazilian court issued a preliminary injunction, suspending Petrobras’ purported termination of the contract and ordering that the contract remain in effect until the end of the term or further court order. Petrobras has appealed the granting of the injunction. The drilling contract provides for a dayrate of approximately $455,000 and was estimated to conclude in accordance with its terms in October of 2018. The rig is currently on standby earning a reduced dayrate. Diamond Offshore does not believe that Petrobras had a valid or lawful basis for terminating the contract, and intends to continue to defend its rights under the contract; however, litigation is inherently unpredictable, and there can be no assurance as to the ultimate outcome of this matter.

	October 1, 2016	February 16, 2016

(In millions)

Ultra-Deepwater Floaters (a)	$3,614	$4,415
Deepwater Floaters	258	375
Other Rigs (b)	210	405

Total	$4,082	$5,195

(a)

Ultra-deepwater floaters includes (i) $641 million for the years 2017 to 2020 attributable to future work for the semisubmersible Ocean GreatWhite, which is contracted to BP and (ii) $306 million from 2016 to 2018 attributable to contracted work for the Ocean Valor under the contract that Petrobras has attempted to terminate and is currently in effect pursuant to an injunction granted by a Brazilian court.

(b)	Includes mid-water floater and jack-up rigs.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of October 1, 2016:

Year Ended December 31	Total	2016 (a)	2017	2018	2019 - 2020

(In millions)

Ultra-Deepwater Floaters (b)	$3,614	$243	$1,187	$1,129	$1,055
Deepwater Floaters	258	68	181	9
Other Rigs (c)	210	57	153

Total	$4,082	$368	$1,521	$1,138	$1,055

(a)	Represents a three-month period beginning October 1, 2016.
(b)

Ultra-deepwater floaters includes (i) $213 million and $214 million for the years 2017 and 2018 and $214 million in the aggregate for the years 2019 to 2020, attributable to future work for the Ocean GreatWhite, which is contracted to BP and (ii) $38 million, $149 million and $119 million for the years 2016, 2017 and 2018 attributable to contracted work for the Ocean Valor under the contract that Petrobras has attempted to terminate and is currently in effect pursuant to an injunction granted by a Brazilian court.

(c)	Includes mid-water floater and jack-up rigs.

The following table reflects the percentage of rig days committed by year as of October 1, 2016. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

Year Ended December 31	2016 (a)	2017	2018	2019–2020

Rig Days Committed (b)
Ultra-Deepwater Floaters	53%	59%	57%	27%
Deepwater Floaters	44%	37%	2%
Other Rigs (c)	18%	14%

(a)	Represents a three-month period beginning October 1, 2016.
(b)	Includes no currently known, scheduled shipyard days for surveys and extended maintenance projects for the remainder of 2016 or for the year 2017.
(c)	Includes mid-water floater and jack-up rigs.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Contract drilling revenues	$340	$599	$1,141	$1,816
Net investment income	1	1	1	2
Investment losses			(12)
Other revenues	9	8	69	49

Total	350	608	1,199	1,867

Expenses:
Contract drilling expenses	187	276	598	971
Other operating expenses
Impairment of assets		2	680	361
Other expenses	108	169	402	506
Interest	19	22	69	71

Total	314	469	1,749	1,909

Income (loss) before income tax	36	139	(550)	(42)
Income tax (expense) benefit	(22)	(28)	78	(6)
Amounts attributable to noncontrolling interests	(7)	(64)	228	14

Net income (loss) attributable to Loews Corporation	$7	$47	$(244)	$(34)

Three Months Ended September 30, 2016 Compared to 2015

Contract drilling revenue decreased $259 million for the three months ended September 30, 2016 as compared with the 2015 period, primarily due to continued low demand for contract drilling services, resulting in a decrease in revenue earning days.

Revenue generated by ultra-deepwater floaters decreased $159 million for the three months ended September 30, 2016 as compared with the 2015 period, primarily as a result of decreased utilization of $146 million and lower average daily revenue of $13 million. Revenue earning days in the third quarter of 2016 decreased as compared with the third quarter of 2015, primarily due to fewer revenue earning days for rigs under contract during the 2015 period that have subsequently been cold stacked, the Ocean Clipper, which was sold in November 2015, the Ocean BlackRhino, which is currently between contracts and unplanned downtime for contracted rigs, including downtime associated with an unplanned retrieval of a blowout preventer on one of Diamond Offshore’s drillships. The decrease in revenue earning days was partially offset by increased revenue earning days for the Ocean BlackLion, which was placed in service in the third quarter of 2015. Average daily revenue decreased during the third quarter of 2016 as compared with the prior year period, primarily due to a lower dayrate earned by the Ocean Courage.

Revenue generated by deepwater floaters decreased $71 million for the three months ended September 30, 2016 as compared with the 2015 period, primarily due to decreased utilization of $58 million combined with lower average daily revenue of $13 million. Revenue earning days decreased for the third quarter of 2016 primarily due to incremental downtime associated with cold-stacked rigs that had previously operated during the third quarter of 2015 and the Ocean Valiant, which completed its contract in August of 2016 and is now preparing for its next contract, partially offset by incremental revenue earning days for the Ocean Apex, which began operating under contract in the second quarter of 2016. Average daily revenue decreased during the third quarter of 2016 primarily due to a lower dayrate earned by the Ocean Valiant.

Revenue generated by mid-water floaters decreased $13 million for the three months ended September 30, 2016 as compared with the 2015 period, primarily due to decreased utilization of $17 million, partially offset by higher average daily revenue of $4 million. Revenue earnings days decreased in the third quarter of 2016 due to the absence of revenue earning days for rigs that have been retired, partially offset by the absence of planned downtime associated with the Ocean Guardian’s survey during the prior year quarter. Since the first quarter of 2015, Diamond Offshore has sold ten mid-water floaters, reducing the mid-water fleet to five drilling rigs, three of which are currently cold stacked, and two rigs that are under contract until various times in 2017. One additional mid-water rig, the Ocean Quest, has been retired and is expected to be sold in the fourth quarter of 2016.

Revenue generated by jack-up rigs decreased $16 million for the three months ended September 30, 2016 as compared with the 2015 period. Diamond Offshore had no jack-up rigs under contract during the third quarter of 2016, compared to two rigs under contract in the third quarter of 2015. The Ocean Scepter is scheduled to commence operations under a new contract in Mexico, beginning in the first quarter of 2017. Diamond Offshore’s four remaining jack-up rigs are being marketed for sale.

Contract drilling expense for ultra-deepwater floaters decreased $32 million during the three months ended September 30, 2016 as compared with the 2015 period, primarily due to reduced costs for cold-stacked ultra-deepwater rigs, including the retired Ocean Clipper and the deferral of costs associated with contract preparation activities for the Ocean BlackRhino. Contract drilling expense in the third quarter of 2016 reflected lower costs associated with labor and personnel of $32 million, mobilization of rigs of $16 million, repairs and maintenance of $3 million and other of $13 million. Cost reductions in the third quarter of 2016 were partially offset by incremental contract drilling expense for the Ocean BlackLion of $21 million and costs associated with the operating leases and service agreements related to the sale and leaseback transactions discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report.

Contract drilling expense incurred by deepwater floaters decreased $31 million during the three months ended September 30, 2016 as compared with the 2015 period, primarily due to reduced operating costs for cold-stacked deepwater rigs of $35 million, partially offset by incremental contract drilling expense for three active rigs.

Contract drilling expense for mid-water floaters decreased $18 million during the three months ended September 30, 2016 as compared with the 2015 period, primarily due to reduced operating costs for cold-stacked and retired mid-water rigs of $16 million.

Contract drilling expense for the jack-up fleet decreased $11 million during the three months ended September 30, 2016 as compared with the 2015 period. Diamond Offshore had no jack-up rigs under contract during the third quarter of 2016, compared to two rigs under contract in the third quarter of 2015.

Net income decreased $40 million for the three months ended September 30, 2016 as compared with the 2015 period, primarily due to the decreases in revenues and expenses as discussed above, including the negative effect of lower utilization of the fleet. These decreases were partially offset by lower depreciation expense and the absence of a $20 million impairment charge in 2015 to write-off all goodwill associated with the Company’s investment in Diamond Offshore.

Nine Months Ended September 30, 2016 Compared to 2015

Contract drilling revenue decreased $675 million for the nine months ended September 30, 2016 as compared with the 2015 period, primarily as a result of fewer revenue earning days across the entire fleet combined with the negative effect of lower average daily revenue earned by deepwater floaters.

Revenue generated by ultra-deepwater floaters decreased $186 million for the nine months ended September 30, 2016 as compared with the 2015 period, primarily as a result of decreased utilization of $184 million. Revenue earning days decreased primarily due to fewer revenue earning days for rigs that had operated during the first nine months of 2015 and are now cold stacked, as well as the Ocean Clipper, which was sold in late 2015. The aggregate decrease in revenue earning days was partially offset by incremental revenue earning days for the Ocean BlackLion, which began operating under contract after the third quarter of 2015, and the Ocean Monarch, which was warm stacked during the 2015 period.

Revenue generated by deepwater floaters decreased $264 million for the nine months ended September 30, 2016 as compared with the 2015 period, primarily due to decreased utilization of $192 million and lower average daily revenue of $72 million. Revenue earning days decreased primarily due to the cold stacking of three rigs that had operated during the first nine months of 2015, partially offset by incremental revenue earning days for rigs with contracts that commenced in the middle of the second quarter of 2015 and in 2016. Average daily revenue decreased as a result of lower amortized mobilization and contract preparation fees combined with lower dayrates earned by the Ocean Valiant and Ocean Apex during 2016.

Revenue generated by mid-water floaters decreased $182 million for the nine months ended September 30, 2016 as compared with the 2015 period, primarily due to decreased utilization of $194 million, partially offset by higher average daily revenue of $12 million. Comparing the periods, only three of the mid-water floaters operated during both periods.

Revenue generated by jack-up rigs decreased $43 million for the nine months ended September 30, 2016 as compared with the 2015 period, primarily due to the cold stacking of four rigs that operated under contract during the 2015 period and an early contract termination for the Ocean Scepter in 2016.

Contract drilling expense for ultra-deepwater floaters, excluding the newbuild drillships, decreased $97 million, during the nine months ended September 30, 2016 as compared with the 2015 period, reflecting lower expenses for labor and personnel of $79 million, maintenance and inspections of $32 million, mobilization of $23 million, freight of $8 million and other rig operating and overhead costs of $27 million. These reductions in contract drilling expense were primarily due to lower costs for cold-stacked rigs and the retired Ocean Clipper, as well as cost reduction initiatives implemented in 2015. Incremental contract drilling expense for four drillships operating in the Gulf of Mexico was $72 million.

Contract drilling expense incurred by deepwater floaters decreased $99 million during the nine months ended September 30, 2016 as compared with the 2015 period, primarily due to a net reduction in costs associated with labor and personnel of $41 million, mobilization of rigs of $21 million, repairs and maintenance of $15 million, shorebase support and overhead of $10 million and other operating costs of $13 million, primarily as a result of the cold stacking of rigs.

Contract drilling expense for mid-water floaters decreased $135 million in the nine months ended September 30, 2016 as compared with the 2015 period, reflecting lower costs for labor and personnel of $65 million, maintenance and repairs of $15 million, shorebase support and overhead of $16 million, mobilization of $8 million, inspections of $5 million and other of $27 million.

Contract drilling expense for the jack-up fleet decreased $40 million for the nine months ended September 30, 2016 as compared with the 2015 period, primarily due to the cold stacking of four rigs that operated under contract during the 2015 period and an early contract termination for the Ocean Scepter in 2016.

Net results decreased $210 million for the nine months ended September 30, 2016 as compared with the 2015 period, primarily reflecting the impact of a $267 million asset impairment charge (after tax and noncontrolling interests) for the nine months ended September 30, 2016, as compared with the 2015 period when Diamond Offshore recorded a $159 million asset impairment charge (after tax and noncontrolling interests). Results were also impacted by the decrease in revenues and expenses as discussed above. In addition, during 2016 Diamond Offshore sold its investment in privately-held corporate bonds for a total recognized loss of $12 million ($4 million after tax and noncontrolling interests). Results were partially offset by a decrease in depreciation expense and the absence of a $20 million impairment charge in 2015 to write-off all goodwill associated with the Company’s investment in Diamond Offshore. In addition, results in 2016 reflect the recognition of $40 million in demobilization revenue and $15 million in net reimbursable revenue related to the Ocean Endeavor’s demobilization from the Black Sea.

Boardwalk Pipeline

Market Overview

The transportation rates that Boardwalk Pipeline is able to charge customers are heavily influenced by longer-term market trends, affecting the amount and geographical location of natural gas production and demand for gas by end users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities. Changes in certain longer term trends such as the development of gas production from the Marcellus and Utica production areas located in the northeastern U.S. and changes to related pipeline infrastructure have resulted in a sustained narrowing of basis differentials corresponding to traditional flow patterns on Boardwalk Pipeline’s natural gas pipeline systems (generally south to north and west to east). On portions of Boardwalk Pipeline’s natural gas pipeline systems, the effect has been a reduction of transportation rates and an adverse impact on other contract terms that Boardwalk Pipeline can negotiate with its customers for available transportation capacity and for some contracts due for renewal for Boardwalk Pipeline’s transportation services.

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

Natural gas producers account for a significant portion of Boardwalk Pipeline’s revenues, with approximately 50% of its 2015 revenues generated from contracts with natural gas producers. During 2015, the price of oil and natural gas continued to decline as a result of increasing gas supplies, mainly from shale production areas in the U.S., which has adversely impacted the businesses of certain of Boardwalk Pipeline’s producer customers, including those that have contracted with Boardwalk Pipeline for capacity on some of its growth projects. Although oil and natural gas prices have recovered slightly from the lows seen earlier in 2016, they remain lower than before the decline began. If natural gas prices remain low, or decline further, for a sustained period of time, the businesses of Boardwalk Pipeline’s producer customers will be further adversely affected, which could reduce the demand for Boardwalk Pipeline’s services, result in the non-renewal of contracted capacity, or renewal at lower rates or on less attractive terms, or lead some customers, particularly customers that are experiencing financial difficulties, to default on their obligations to Boardwalk Pipeline or seek to terminate or renegotiate existing contracts. Should any such customers file for bankruptcy protection, they may also seek to have their contracts with Boardwalk Pipeline rejected in the bankruptcy proceeding.

A majority of Boardwalk Pipeline’s customers are rated investment-grade by at least one of the major credit rating agencies, however, the ratings of several of Boardwalk Pipeline’s oil and gas producer customers, including some of those supporting its growth projects, have been downgraded in the past year. The downgrades further restrict liquidity for those customers and may result in nonperformance of their contractual obligations, including failure to make future payments or, for customers supporting Boardwalk Pipeline’s growth projects, failure to post required letters of credit or other collateral as construction progresses.

Boardwalk Pipeline is currently engaged in a number of growth projects having an aggregate estimated cost of approximately $1.2 billion. During the second and third quarters of 2016, several growth projects were placed into service at an aggregate cost which was approximately $30 million lower than the $350 million originally expected. The remainder of the projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that Boardwalk Pipeline cannot predict at this time.

In early 2016, a customer on Boardwalk Pipeline’s Northern Supply Access project, which had contracted for 100,000 million British thermal units per day (“MMBtu/d”) of capacity, filed for bankruptcy protection and rejected Boardwalk Pipeline’s transportation contract. Boardwalk Pipeline has an unsecured claim in the bankruptcy proceedings for an amount that was determined by agreement between Boardwalk Pipeline and that customer. As a result of the 100,000 MMBtu/d reduction in customer volume commitments resulting from the bankruptcy, Boardwalk Pipeline has reduced the scope of this project by 100,000 MMBtu/d, reducing capacity to 284,000 MMBtu/d and reducing the estimated capital cost from $310 million to $230 million. In April 2016, another customer that contracted for 30,000 MMBtu/d of capacity on this project failed to increase its letter of credit in default of its obligations under a credit support agreement. In October 2016, the default was remedied. The transportation agreement with this customer remains in place.

In October of 2014, Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the Federal Energy Regulatory Commission (“FERC”) pursuant to Section 4 of the Natural Gas Act (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on the Gulf South system and, in general, an increase in its tariff rates for those customers whose agreements are at maximum tariff rates. An uncontested settlement was reached with Gulf South’s customers and the FERC, which became final effective March 1, 2016. In April 2016, Gulf South settled a $17 million rate refund liability through a combination of cash payments and invoice credits. Also, as a result of the rate case, Gulf South implemented a fuel tracker which went into effect April 1, 2016. All issues associated with the rate case have been resolved.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Other revenue, primarily operating	$306	$296	$961	$925

Total	306	296	961	925

Expenses:
Operating	212	205	615	628
Interest	48	43	136	134

Total	260	248	751	762

Income before income tax	46	48	210	163
Income tax expense	(9)	(12)	(44)	(33)
Amounts attributable to noncontrolling interests	(23)	(18)	(104)	(75)

Net income attributable to Loews Corporation	$14	$18	$62	$55

Three Months Ended September 30, 2016 Compared to 2015

Total revenues increased $10 million for the three months ended September 30, 2016 as compared with the 2015 period. Excluding proceeds from a business interruption claim of $3 million in 2015 and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $18 million. The increase was primarily due to growth projects recently placed into service. In addition, storage and parking and lending (“PAL”) revenues were higher by $6 million primarily from the effects of favorable market conditions on time period price spreads.

Operating expenses increased $7 million for the three months ended September 30, 2016 as compared with the 2015 period. Excluding receipt of a franchise tax refund of $10 million in 2015 and items offset in operating revenues, operating costs and expenses increased $2 million primarily due to an increase in employee-related costs partially offset by lower maintenance activities. Interest expense increased $5 million primarily due to higher average debt balances and higher average interest rates compared with the 2015 period.

Net income for the three months ended September 30, 2016 decreased $4 million as compared with the 2015 period, primarily due to the franchise tax refund received in 2015 and higher interest expense in 2016 partially offset by the impact of higher revenues as discussed above.

Nine Months Ended September 30, 2016 Compared to 2015

Total revenues increased $36 million for the nine months ended September 30, 2016 as compared with the 2015 period. Excluding proceeds received from the settlement of a legal claim of $13 million in 2016, the receipt of business interruption proceeds of $9 million in 2015 and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $55 million. The increase was driven by an increase in transportation revenues of $53 million, which resulted from growth projects recently placed into service, incremental revenues from the Gulf South rate case and the return to service of the Evangeline pipeline in mid-2015, partially offset by the effects of market conditions on contract renewals discussed above. Storage and PAL revenues were higher by $13 million primarily from the effects of favorable market conditions on time period price spreads. Boardwalk Pipeline’s gathering and processing revenues were unfavorably impacted by $4 million related to its Flag City processing plant and a $3 million decrease in net fuel.

Operating expenses decreased $13 million for the nine months ended September 30, 2016 as compared with the 2015 period. Excluding receipt of a franchise tax refund of $10 million in 2015 and items offset in operating revenues, operating costs and expenses increased $4 million primarily due to higher employee related costs, partially offset by decreases in maintenance activities and depreciation expense.

Net income for the nine months ended September 30, 2016 increased $7 million as compared with the 2015 period, primarily due to higher revenues partially offset by higher employee related costs and the franchise tax refund received in 2015 as discussed above.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Operating revenue	$132	$127	$426	$394
Revenues related to reimbursable expenses	29	19	87	58

Total	161	146	513	452

Expenses:
Operating	120	118	372	353
Reimbursable expenses	29	19	87	58
Depreciation	17	14	47	39
Equity income from joint ventures	(15)	(11)	(27)	(38)
Interest	6	5	17	15

Total	157	145	496	427

Income before income tax	4	1	17	25
Income tax (expense) benefit	(1)	1	(10)	(10)

Net income attributable to Loews Corporation	$3	$2	$7	$15

Income before income tax increased $3 million for the three months ended September 30, 2016 as compared with the 2015 period, primarily due to increased equity income from joint venture properties. Operating revenues and expenses were impacted by the acquisition of a hotel in January of 2016.

Income before income tax decreased $8 million for the nine months ended September 30, 2016 as compared with the 2015 period. Operating revenues and expenses were impacted by the acquisition of one hotel during the first nine months of 2016 and two hotels during 2015. In addition, results in 2016 were impacted by a $13 million impairment of an equity interest in a joint venture hotel property.

Net income increased $1 million and decreased $8 million for the three and nine months ended September 30, 2016 as compared with the 2015 periods, due to the changes discussed above. Results for the nine months in 2016 were also impacted by an increase in the effective tax rate due to a higher state tax provision for the increased ratio of Florida based income.

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

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2016 and 2015 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015

(In millions)

Revenues:
Net investment income (loss)	$36	$(35)	$108	$4
Other revenues	1	1	2	2

Total	37	(34)	110	6

Expenses:
Operating	25	21	82	61
Interest	18	19	54	56

Total	43	40	136	117

Loss before income tax	(6)	(74)	(26)	(111)
Income tax benefit	1	28	8	41

Net loss attributable to Loews Corporation	$(5)	$(46)	$(18)	$(70)

Net investment income increased by $71 million for the three months ended September 30, 2016 as compared with the 2015 period, primarily due to improved performance of limited partnership investments and equity based investments in the trading portfolio. Net investment income increased by $104 million for the nine months ended September 30, 2016 as compared with the 2015 period, primarily due to improved performance of equity based investments and fixed income investments in the trading portfolio, partially offset by lower results from limited partnership investments.

Operating expenses increased $4 million and $21 million for the three and nine months ended September 30, 2016 as compared with the 2015 periods primarily due to expenses related to the 2016 Incentive Compensation Plan, which was approved by shareholders on May 10, 2016 and increased corporate overhead expenses.

The net loss decreased $41 million and $52 million for the three and nine months ended September 30, 2016 as compared with the 2015 periods primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, at September 30, 2016 totaled $5.0 billion, as compared to $4.3 billion at December 31, 2015. During the nine months ended September 30, 2016, we received $706 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $115 million to fund treasury stock purchases, $8 million to purchase shares of CNA, $63 million of cash dividends to our shareholders and net cash contributions of approximately $35 million to Loews Hotels. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

In March of 2016, we completed a public offering of $500 million aggregate principal amount of 3.8% senior notes due April 1, 2026 and repaid in full the entire $400 million aggregate principal amount of our 5.3% senior notes at maturity. The net remaining proceeds are being used for general corporate purposes.

As of September 30, 2016, there were 336,959,362 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries’ outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2016, we purchased 3.0 million shares of Loews common stock and 0.3 million shares of CNA common stock.

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

Subsidiaries

CNA’s cash provided by operating activities was $1.1 billion for the nine months ended September 30, 2016 as compared with $1.0 billion for the same period in 2015. Cash provided by operating activities reflected increased receipts relating to the returns on invested capital for limited partnerships and lower income taxes paid, partially offset by lower net premiums collected and higher net claim and expense payments.

CNA declared and paid dividends of $2.75 per share of its common stock, including a special dividend of $2.00 per share during the nine months ended September 30, 2016. On October 28, 2016, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share, payable November 30, 2016 to shareholders of record on November 14, 2016. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2016, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2016 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $100 million during the three months ended December 31, 2015 and $665 million during the nine months ended September 30, 2016. As of September 30, 2016, CCC is able to pay approximately $314 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities for the nine months ended September 30, 2016 increased $25 million as compared with the 2015 period, primarily due to a net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, repairs and maintenance and other rig operating costs of $499 million, partially offset by lower cash receipts from contract drilling services of $490 million. The decline in both cash receipts and cash payments related to the performance of contract drilling services reflects the continued decline in contract drilling activity during the nine months ended September 30, 2016 as well as the positive results of Diamond Offshore’s continuing efforts to control costs.

For 2016, Diamond Offshore has budgeted approximately $625 million for capital expenditures, including construction costs for the Ocean GreatWhite and ongoing capital maintenance and replacement programs. Shipyard construction of the Ocean GreatWhite, a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig has been completed and in June of 2016 Diamond Offshore made the final payment of $403 million. The Ocean GreatWhite was delivered by the shipyard in mid-July of 2016.

During the nine months ended September 30, 2016, Diamond Offshore completed three sale and leaseback transactions and received $158 million in proceeds, which was less than the carrying value of the equipment. The resulting difference was recorded as prepaid rent with no gain or loss recognized on the transactions. For further information about these transactions, see Note 4 of the Notes to Consolidated Condensed Financial Statements in Item 1 of this report.

As of September 30, 2016, Diamond Offshore had $182 million in borrowings outstanding under its credit agreement and is in compliance with all covenant requirements thereunder. As of October 27, 2016, Diamond Offshore had $222 million in borrowings outstanding and an additional $1.3 billion available under its credit agreement to provide short term liquidity for payment obligations.

In February of 2016, Moody’s downgraded Diamond Offshore’s senior unsecured credit rating to Ba2 from Baa2, with a stable outlook, and also downgraded its short-term credit rating to sub-prime. In July of 2016, S&P downgraded Diamond Offshore’s senior unsecured credit rating to BBB from BBB+ with a negative outlook. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. A downgrade in Diamond Offshore’s credit ratings could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue, and could further restrict access to capital markets and Diamond Offshore’s ability to raise additional debt. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

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

Boardwalk Pipeline’s cash provided by operating activities increased $24 million for the nine months ended September 30, 2016 compared to the 2015 period, primarily due to increased net income, excluding the effects of non-cash items such as depreciation and amortization, partially offset by timing of accruals and the Gulf South rate refund.

For the nine months ended September 30, 2016 and 2015, Boardwalk Pipeline declared and paid distributions to its common unitholders of record of $0.30 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In October of 2016, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

For the nine months ended September 30, 2016 and 2015, Boardwalk Pipeline’s capital expenditures were $432 million and $241 million, consisting of a combination of growth and maintenance capital. Boardwalk Pipeline expects total capital expenditures to be approximately $700 million in 2016, primarily related to growth projects and pipeline system maintenance expenditures. Boardwalk Pipeline expects to finance remaining 2016 growth capital expenditures through existing capital resources, including Boardwalk Pipeline’s cash on hand, revolving credit facility, and cash flows from operating activities.

As of October 28, 2016, Boardwalk Pipeline had no outstanding borrowings under its revolving credit facility and had available the full borrowing capacity of $1.5 billion. During the third quarter of 2016, Boardwalk Pipeline extended the maturity date of the revolving credit facility by one year to May 26, 2021. Boardwalk Pipeline has in place a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million. During the third quarter of 2016, the borrowing period of the subordinated loan agreement was extended by two years to December 31, 2018. As of September 30, 2016 and October 28, 2016 Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement. In addition, Boardwalk Pipeline has entered a new equity distribution agreement under its shelf registration statement filed in December of 2015, which will allow it to issue equity from time to time under an at-the-market program. Based on the current forecast and planned projects, Boardwalk Pipeline does not anticipate the need to issue equity for the remainder of 2016.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Fixed maturity securities:
Taxable	$354	$346	$1,048	$1,040
Tax-exempt	103	103	304	304

Total fixed maturity securities	457	449	1,352	1,344
Limited partnership investments	65	(93)	97	69
Other, net of investment expense	2	(2)	12	(1)

Net investment income before tax	$524	$354	$1,461	$1,412

Net investment income after tax and noncontrolling interests	$333	$238	$940	$911

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	4.8%	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.5%	3.4%	3.5%

Net investment income after tax and noncontrolling interests for the three months ended September 30, 2016 increased $95 million as compared with the same period in 2015. The increase was driven by limited partnership investments, which returned 2.6% as compared with (3.2)% for the same period in 2015.

Net investment income after tax and noncontrolling interests for the nine months ended September 30, 2016 increased $29 million as compared with the same period in 2015. The increase was driven by limited partnership investments, which returned 3.8% as compared with 2.2% in the prior year period.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$18	$(27)	$10	$(11)
States, municipalities and political subdivisions	20	(7)	23	(27)
Asset-backed	5	5	5	8
U.S. Treasury and obligations of government-sponsored enterprises	3		5
Foreign government	1		3	1

Total fixed maturity securities	47	(29)	46	(29)
Equity securities	(3)	(18)	(5)	(19)
Derivative instruments	1	(1)	(12)	9
Short term investments and other		(2)	1	(3)

Total realized investment gains (losses)	45	(50)	30	(42)
Income tax (expense) benefit	(15)	18	(12)	22
Amounts attributable to noncontrolling interests	(3)	3	(2)	2

Net realized investment gains (losses) attributable to Loews Corporation	$27	$(29)	$16	$(18)

Net realized investment results improved $56 million for the three months ended September 30, 2016 as compared with the same period in 2015, driven by higher net realized investment gains on sales of securities reflecting the overall net unrealized gain position within the portfolio and lower OTTI losses recognized in earnings.

Net realized investment results improved $34 million for the nine months ended September 30, 2016 as compared with the same period in 2015, driven by higher net realized investment gains on sales of securities reflecting the overall net unrealized gain position within the portfolio and lower OTTI losses recognized in earnings, partially offset by derivative results.

Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2016		December 31, 2015

	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,422	$ 166	$ 3,910	$101
AAA	1,893	180	1,938	123
AA	9,015	1,186	8,919	900
A	10,292	1,283	10,044	904
BBB	13,326	1,098	11,595	307
Non-investment grade	3,373	168	3,166	(16)

Total	$42,321	$4,081	$ 39,572	$2,319

As of September 30, 2016 and December 31, 2015, only 2% and 1% of CNA’s fixed maturity portfolio was rated internally.

The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2016	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$62	$1
AAA	116	2
AA	196	2
A	304	5
BBB	828	18
Non-investment grade	781	34

Total	$2,287	$62

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2016	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Due in one year or less	$121	$1
Due after one year through five years	585	13
Due after five years through ten years	999	26
Due after ten years	582	22

Total	$2,287	$62

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

	September 30, 2016		December 31, 2015

	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting Life & Group Non-Core	$16,407	8.6	$14,879	9.6
Other interest sensitive investments	27,239	4.1	26,435	4.3

Total	$43,646	5.8	$41,314	6.2

The duration of the total fixed income portfolio is in line with portfolio targets. The duration of the assets supporting the Life & Group Non-Core business has declined, reflective of increases in expected bond call activity in CNA’s municipal bond portfolio and the low interest rate environment.

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

Short Term Investments

The carrying values of the components of CNA’s Short term investments are presented in the following table:

	September 30, 2016	December 31, 2015

(In millions)

Short term investments:
Commercial paper	$841	$998
U.S. Treasury securities	374	411
Money market funds	75	60
Other	133	191

Total short term investments	$1,423	$1,660

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as some statements in periodic press releases and some oral statements made by us and our subsidiaries and our and their officials during presentations are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is currently expected that the British government will formally commence the process to leave the E.U. and begin negotiating the terms of treaties that will govern the U.K.’s future relationship with the E.U. in the first quarter of 2017. Although the terms of any future treaties are unknown, changes in CNA’s international operating platform may be required to allow it to continue to write business in the E.U. after the completion of Brexit. As a result of these changes, the complexity and cost of regulatory compliance of CNA’s European business is likely to increase.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2016. See the Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2016 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 11 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of certain risk factors facing our company. No updates or additions have been made to such risk factors as of September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2016 -
July 31, 2016	284,614	$40.00	N/A	N/A

August 1, 2016 -
August 31, 2016	N/A	N/A	N/A	N/A

September 1, 2016 -
September 30, 2016	155,358	$39.97	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: October 31, 2016	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)