Form 10-K
period 2016-12-31
LOEWS CORP
filed 2017-02-16
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Yes                                                                            No           X

    The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,399,000,000.

    As of February 3, 2017, there were 336,632,474 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

    Portions of the registrant’s definitive proxy statement for the 2017 annual meeting of shareholders intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year are incorporated by reference into Part III of this Report.

             LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON

FORM 10-K FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2016

PART I

Item 1. Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:

●	commercial property and casualty insurance (CNA Financial Corporation, a 90% owned subsidiary);

●	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary);

●	transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP, a 51% owned subsidiary); and

●	operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

We have five reportable segments comprised of our four individual operating subsidiaries listed above and our Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Additional financial information on each of our segments is included under the heading corresponding to that segment under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited and Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”). CNA accounted for 71.6%, 67.8% and 67.7% of our consolidated total revenue for the years ended December 31, 2016, 2015 and 2014.

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

Property and Casualty Operations

CNA’s core business, commercial property and casualty insurance operations, includes its Specialty, Commercial and International lines of business.

Specialty

Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:

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

Surety: Surety offers small, medium and large contract and commercial surety and fidelity bonds. Surety provides surety and fidelity bonds in all 50 states through a network of independent agencies and brokers.

Warranty and Alternative Risks: Warranty and Alternative Risks provides extended service contracts and related products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and portable electronic communication devices.

Commercial

Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace through a wholly owned subsidiary, CNA ClaimPlus, Inc., a third party administrator. These property and casualty products are offered through CNA’s Middle Market, Small Business and Other Commercial insurance groups.

International

International provides property and casualty insurance and specialty coverages through a network of brokers, independent agencies and managing general underwriters, on a global basis through its operations in Canada, the United Kingdom, Continental Europe, China and Singapore as well as through its presence at Lloyd’s of London (“Lloyd’s”). The International business is grouped into broad business units which include Energy & Marine, Property, Casualty, Specialty and Healthcare & Technology, and is managed across three territorial platforms from Head Offices in London and Toronto.

CNA’s property and casualty field structure consists of 49 underwriting locations across the United States. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. The claims structure consists of a national claim center designed to efficiently handle the high volume of low severity claims, including property damage, liability and workers’ compensation medical only claims, and 16 principal claim offices handling the more complex claims. CNA also has a presence in Canada, Europe, China and Singapore consisting of 17 branch operations and access to business placed at Lloyd’s through Hardy Syndicate 382.

Non-Core Operations

Non-core operations include CNA’s long term care business that is in run-off, certain corporate expenses, including interest on CNA corporate debt, and certain property and casualty businesses in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

Direct Written Premiums by Geographic Concentration

Set forth below is the distribution of CNA’s direct written premiums by geographic concentration.

Year Ended December 31	2016	2015	2014

California	9.5%	9.1%	9.1%
Texas	8.2	8.1	8.1
Illinois	7.6	7.5	6.7
New York	6.9	7.1	7.2
Florida	5.8	5.7	5.7
Pennsylvania	3.7	3.8	3.7
New Jersey	3.1	3.2	3.4
Canada	1.9	2.2	2.6
All other states, countries or political subdivisions	53.3	53.3	53.5

	100.0%	100.0%	100.0%

Approximately 7.9%, 8.0%, and 8.8% of CNA’s direct written premiums were derived from outside of the United States for the years ended December 31, 2016, 2015 and 2014.

Other

Competition: The property and casualty insurance industry is highly competitive both as to rate and service. CNA competes with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. Accordingly, CNA must continuously allocate resources to refine and improve its insurance products and services.

There are approximately 2,700 individual companies that sell property and casualty insurance in the United States. Based on 2015 statutory net written premiums, CNA is the eighth largest commercial insurance writer and the 14th largest property and casualty insurance organization in the United States.

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

Domestic insurers are also required by state insurance regulators to provide coverage to certain insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

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

As CNA’s insurance operations are conducted in a multitude of both domestic and foreign jurisdictions, CNA is subject to a number of regulatory agency requirements applicable to a portion, or all, of its operations. These include, among other things, the State of Illinois Department of Insurance (which is CNA’s global group-wide supervisor), the U.K. Prudential Regulatory Authority and Financial Conduct Authority, the Bermuda Monetary Authority and the Office of Superintendent of Financial Institutions in Canada.

Hardy, a specialized Lloyd’s underwriter, is also supervised by the Council of Lloyd’s, which is the franchisor for all Lloyd’s operations. The Council of Lloyd’s has wide discretionary powers to regulate Lloyd’s underwriting, such as establishing the capital requirements for syndicate participation. In addition, the annual business plans of each syndicate are subject to the review and approval of the Lloyd’s Franchise Board, which is responsible for business planning and monitoring for all syndicates.

Capital adequacy and risk management regulations, referred to as Solvency II, apply to CNA’s European operations and are enacted by the European Union’s executive body, the European Commission. Additionally, the International Association of Insurance Supervisors (“IAIS”) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management. The U.S. Federal Reserve, the U.S. Federal Insurance Office and the National Association of Insurance Commissioners are working with other global regulators to define such proposals. It is not currently clear to what extent the IAIS activities will impact CNA as any final proposal would ultimately need to be legislated or regulated by each individual country or state.

Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry. These initiatives and legislation include proposals relating to potential federal oversight of certain insurers; terrorism and natural catastrophe exposures; cybersecurity risk management; federal financial services reforms; and certain tax reforms.

The Terrorism Risk Insurance Program Reauthorization Act of 2015 provides for a federal government backstop for insured terrorism risks through 2020. The mitigating effect of such law is part of the analysis of CNA’s overall risk posture for terrorism and, accordingly, its risk positioning may change if such law were modified. CNA also continues to invest in the security network of its systems on an enterprise-wide basis, especially considering the implications of data and privacy breaches. This requires an investment of a significant amount of resources by CNA on an ongoing basis. Potential implications of possible cybersecurity legislation on such current investment, if any, are uncertain. The foregoing laws and proposals, either separately or in the aggregate, create a regulatory and legal environment that may require changes in CNA’s business plan or significant investment of resources in order to operate in an effective and compliant manner.

Additionally, various legislative and regulatory efforts to reform the tort liability system have, and will continue to, impact CNA’s industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in court actions and by federal and state legislatures that continue to expand liability for insurers and their policyholders.

Properties: CNA’s principal executive offices are based in Chicago, Illinois. CNA’s subsidiaries maintain office space in various cities throughout the United States and various countries. CNA leases all of its office space.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (together with its subsidiaries, “Diamond Offshore”) is engaged, through its subsidiaries, in the business of operating drilling rigs for companies engaged in the offshore exploration and production of hydrocarbons. Diamond Offshore accounted for 12.1%, 18.1% and 19.7% of our consolidated total revenue for the years ended December 31, 2016, 2015 and 2014.

Rigs: Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 24 offshore drilling rigs. Diamond Offshore’s current fleet consists of four drillships, 19 semisubmersible rigs and one jack-up rig. Of the current fleet, as of January 30, 2017, ten rigs are cold stacked, consisting of four ultra-deepwater, three deepwater and three mid-water semisubmersible rigs. In December of 2016, Diamond Offshore placed the Ocean GreatWhite into service. The Ocean GreatWhite is currently on standby in Labuan, Malaysia, pending further instructions from BP.

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

Diamond Offshore’s floater fleet (semisubmersibles and drillships) can be further categorized based on the nominal water depth for each class of rig as follows:

Category	Rated Water Depth (a) (in feet)	Number of Units in Fleet

Ultra-Deepwater	7,501 to 12,000	12
Deepwater	5,000 to 7,500	6
Mid-Water	400 to 4,999	5

(a)

Rated water depth for semisubmersibles and drillships reflects the maximum water depth in which a floating rig has been designed to operate. However, individual rigs are capable of drilling, or have drilled, in marginally greater water depths depending on various conditions (such as salinity of the ocean, weather and sea conditions).

Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor. Diamond Offshore’s jack-up is used for drilling in water depths from 20 feet to 350 feet. As of January 30, 2017, the Ocean Scepter, a cantilevered jack-up drilling rig built in 2008, was offshore Mexico where it was waiting to commence a short-term contract for Fieldwood Energy.

Fleet Enhancements and Additions: Diamond Offshore’s long term strategy is to upgrade its fleet to meet customer demand for advanced, efficient and high-tech rigs by acquiring or building new rigs when possible to do so at attractive prices, and otherwise by enhancing the capabilities of its existing rigs at a lower cost and shorter construction period than newbuild construction would require. Since 2009, commencing with the acquisition of two newbuild, ultra-deepwater semisubmersible rigs, the Ocean Courage and Ocean Valor, Diamond Offshore has spent over $5.0 billion towards upgrading its fleet. In 2016, Diamond Offshore took delivery of the Ocean GreatWhite, the final rig to be completed during Diamond Offshore’s most recent fleet enhancement cycle.

Diamond Offshore will evaluate further rig acquisition and enhancement opportunities as they arise. However, Diamond Offshore can provide no assurance whether, or to what extent, it will continue to make rig acquisitions or enhancements to its fleet.

Pressure Control by the Hour: During 2016, Diamond Offshore entered into a ten-year agreement with a subsidiary of GE Oil & Gas, (“GE”), to provide services with respect to certain blowout preventer and related well control equipment on Diamond Offshore’s four drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the services agreement with GE, Diamond Offshore sold the equipment to a GE affiliate and leased back such equipment under four separate ten-year operating leases.

Markets: The principal markets for Diamond Offshore’s contract drilling services are:

●	the Gulf of Mexico, including the United States (“U.S.”) and Mexico;

●	South America, principally offshore Brazil and Trinidad and Tobago;

●	Australia and Southeast Asia, including Malaysia, Indonesia and Vietnam;

●	Europe, principally offshore the United Kingdom (“U.K.”) and Norway;

●	East and West Africa;

●	the Mediterranean; and

●	the Middle East.

Diamond Offshore actively markets its rigs worldwide.

Drilling Contracts: Diamond Offshore’s contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore typically obtains its contracts through a competitive bid process, although it is not unusual for Diamond Offshore to be awarded drilling contracts following direct negotiations. Drilling contracts generally provide for a basic dayrate regardless of whether or not drilling results in a productive well. Drilling contracts generally also provide for reductions in rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other circumstances. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Historically, dayrate contracts have accounted for the majority of Diamond Offshore’s revenues. In addition, from time to time, Diamond Offshore’s dayrate contracts may also provide for the ability to earn an incentive bonus from its customer based upon performance.

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

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2016, 2015 and 2014, Diamond Offshore performed services for 18, 19 and 35 different customers. During 2016, 2015 and 2014, one of Diamond Offshore’s customers in Brazil, Petróleo Brasileiro S.A. (“Petrobras”) accounted for 18%, 24% and 32% of Diamond Offshore’s annual total consolidated revenues. During 2016 and 2015, Anadarko accounted for 22% and 12% of Diamond Offshore’s annual consolidated revenues. During 2015, ExxonMobil accounted for 12% of Diamond Offshore’s annual consolidated revenues. No other customer accounted for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2016, 2015 or 2014.

As of January 1, 2017, Diamond Offshore’s contract backlog was $3.6 billion attributable to 11 customers. All four of its drillships are currently contracted to work in the U.S. Gulf of Mexico (“GOM”). As of January 1, 2017, contract backlog attributable to Diamond Offshore’s expected operations in the GOM was $639 million, $653 million, $554 million and $85 million for the years 2017, 2018, 2019 and 2020, all of which was attributable to two customers.

Competition: Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. The industry may also experience additional consolidation in the future, which could create other large competitors. Some of Diamond Offshore’s competitors may have greater financial or other resources than it does. Based on industry data as of the date of this Report, there are approximately 830 mobile drilling rigs in service worldwide, including approximately 290 floater rigs.

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

Diamond Offshore competes on a worldwide basis, but competition may vary significantly by region at any particular time. Competition for offshore rigs generally takes place on a global basis, as these rigs are highly mobile and may be moved, although at a cost that may be substantial, from one region to another. It is characteristic of the offshore drilling industry to move rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. The current oversupply of offshore drilling rigs also intensifies price competition.

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

Operations Outside the United States: Diamond Offshore’s operations outside the U.S. accounted for approximately 66%, 79% and 85% of its total consolidated revenues for the years ended December 31, 2016, 2015 and 2014.

Properties: Diamond Offshore owns an office building in Houston, Texas, where its corporate headquarters are located, and offices and other facilities in New Iberia, Louisiana, Aberdeen, Scotland, Macae, Brazil and Ciudad del Carmen, Mexico. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Australia, Louisiana, Malaysia, Singapore, Trinidad and Tobago and the U.K. to support its offshore drilling operations.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipeline”) is engaged, through its subsidiaries, in the business of natural gas and natural gas liquids and hydrocarbons (herein referred to together as “NGLs”) transportation and storage. Boardwalk Pipeline accounted for 10.0%, 9.3% and 8.6% of our consolidated total revenue for the years ended December 31, 2016, 2015 and 2014.

We own approximately 51% of Boardwalk Pipeline comprised of 125,586,133 common units and a 2% general partner interest. A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) is the general partner and also holds all of Boardwalk Pipeline’s incentive distribution rights which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

Boardwalk Pipeline owns and operates approximately 13,930 miles of interconnected natural gas pipelines directly serving customers in 13 states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipeline also owns and operates more than 435 miles of NGL pipelines in Louisiana and Texas. In 2016, its pipeline systems transported approximately 2.3 trillion cubic feet (“Tcf”) of natural gas and approximately 64.8 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipeline’s natural gas pipeline systems during 2016 was approximately 6.3 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 14 underground storage fields located in four states with aggregate working gas capacity of approximately 205.0 Bcf and Boardwalk Pipeline’s NGL storage facilities consist of nine salt dome storage caverns located in Louisiana with an aggregate storage capacity of approximately 24.0 MMBbls. Boardwalk Pipeline also owns three salt dome caverns and a brine pond for use in providing brine supply services and to support the NGL storage operations.

Boardwalk Pipeline’s pipeline and storage systems are described below:

The Gulf South pipeline system runs approximately 7,225 miles along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 8.3 Bcf per day and average daily throughput for the year ended December 31, 2016 was 2.7 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 83.5 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas pipeline system runs approximately 6,025 miles and is located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 5.2 Bcf per day and average daily throughput for the year ended December 31, 2016 was 2.4 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

The Gulf Crossing pipeline system is located in Texas and runs approximately 375 miles into Louisiana. The pipeline system has a peak-day delivery capacity of 1.9 Bcf per day and average daily throughput for the year ended December 31, 2016 was 1.1 Bcf per day.

Boardwalk Louisiana Midstream and Boardwalk Petrochemical Pipeline (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services. These assets provide approximately 71.4 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 270 miles of pipeline assets. Louisiana Midstream owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 180 mile interstate ethylene pipeline that is capable of transporting approximately 2.6 billion pounds of ethylene per year between Texas and Louisiana, where it interconnects with its ethylene distribution system. Throughput for Louisiana Midstream was 64.8 MMBbls for the year ended December 31, 2016.

Boardwalk Field Services operates natural gas gathering, compression, treating and processing infrastructure primarily in South Texas with approximately 290 miles of pipeline.

Boardwalk Pipeline is also currently engaged in growth projects described below. Several growth projects were placed into service in 2016, including the Ohio to Louisiana Access, the Southern Indiana Lateral and the Western Kentucky Market Lateral projects and a power plant project in South Texas. These projects were completed on time at an aggregate cost which was approximately $30 million lower than the $350 million originally estimated. See Liquidity and Capital Resources – Subsidiaries for further discussion of capital expenditures and financing.

Northern Supply Access Project: This project will increase the peak-day transmission capacity on Boardwalk Pipeline’s Texas Gas system by the addition of compression facilities and other system modifications to make this portion of the system bi-directional and is supported by precedent agreements for approximately 0.3 Bcf per day of peak-day transmission capacity. The project is expected to be placed into service in the second quarter of 2017, with a weighted-average contract life of 16 years.

Sulphur Storage and Pipeline Expansion Project: Boardwalk Pipeline executed a long term agreement to provide liquids transportation and storage services to support the development of a new ethane cracker plant in Louisiana. The project will involve significant storage and infrastructure development to serve petrochemical customers near Boardwalk Pipeline’s Sulphur Hub and is expected to be placed into service in the fourth quarter of 2017.

Coastal Bend Header Project: This project is supported by precedent agreements with foundation shippers to transport natural gas to serve a planned liquefied natural gas (“LNG”) liquefaction terminal in Freeport, Texas. As part of the project Boardwalk Pipeline will construct an approximately 65-mile pipeline supply header with approximately 1.4 Bcf per day of capacity to serve the terminal. Additionally, Boardwalk Pipeline will expand and modify its existing Gulf South pipeline facilities that will provide access to additional supply sources through various interconnects in South Texas and in the Louisiana area. The project is expected to be placed into service in the first half of 2018, with a weighted-average contract life of 20 years.

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

Seasonality: Boardwalk Pipeline’s revenues can be affected by weather, natural gas price levels, gas price differentials between locations on its pipeline systems (basis spreads), gas price differentials between time periods, such as winter to summer (time period price spreads) and natural gas price volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short term value of transportation and storage across Boardwalk Pipeline’s pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of revenues. In 2016, approximately 53% of Boardwalk Pipeline’s operating revenues were recognized in the first and fourth quarters of the year.

Governmental Regulation: The Federal Energy Regulatory Commission (“FERC”) regulates Boardwalk Pipeline’s natural gas operating subsidiaries under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipeline’s natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by the FERC covering certain of their facilities, activities and services. The maximum rates that may be charged by Boardwalk Pipeline’s subsidiaries operating under the FERC’s jurisdiction, for all aspects of the natural gas transportation services they provide, are established through the FERC’s cost-of-service rate-making process. Key determinants in the FERC’s cost-of-service rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum rates that may be charged by Boardwalk Pipeline for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are also established through the FERC’s cost-of-service rate-making process. The FERC has authorized Boardwalk Pipeline to charge market-based rates for its firm and interruptible storage services for the majority of its natural gas storage facilities. None of Boardwalk Pipeline’s FERC-regulated entities has an obligation to file a new rate case and Gulf South is prohibited from filing a rate case until May 1, 2023, subject to certain exceptions.

Boardwalk Pipeline is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Material Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGL pipeline facilities. Boardwalk Pipeline has received authority from PHMSA to operate certain natural gas pipeline assets under special permits that will allow it to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (“SMYS”). Operating at higher than normal operating pressures will allow these pipelines to transport all of the volumes Boardwalk Pipeline has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipeline to operate its natural gas pipeline assets at higher pressures. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (“HCAs”) along Boardwalk Pipeline’s pipelines and take additional measures to protect pipeline segments located in those areas, including highly populated areas. The NGPSA and HLPSA were most recently amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”) in 2012. The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. More recently, in June of 2016, the NGPSA and HLPSA were amended by the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Act”), extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October of 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.

The Surface Transportation Board (“STB”), has authority to regulate the rates Boardwalk Pipeline charges for service on certain of its ethylene pipelines, while the Louisiana Public Service Commission (“LPSC”) regulates the rates Boardwalk Pipeline charges for service on its other NGL pipelines. The STB and LPSC require that Boardwalk Pipeline’s transportation rates are reasonable and that its practices cannot unreasonably discriminate among its shippers.

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

Many states where Boardwalk Pipeline operates also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays in the development or expansion of projects and the issuance of orders enjoining performance of some or all of Boardwalk Pipeline’s operations in the affected areas. Historically, Boardwalk Pipeline’s environmental compliance costs have not had a material adverse effect on its business, but there can be no assurance that continued compliance with existing requirements will not materially affect them, or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities.

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

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels”), through its subsidiaries, operates a chain of 25 primarily upper, upscale hotels. Thirteen of these hotels are owned by Loews Hotels, ten are owned by joint ventures in which Loews Hotels has equity interests and two are managed for unaffiliated owners. Loews Hotels’ earnings are derived from the operation of its wholly owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels accounted for 5.1%, 4.5% and 3.3% of our consolidated total revenue for the years ended December 31, 2016, 2015 and 2014. The hotels are described below.

Name and Location	Number of Rooms

Owned:
Loews Annapolis Hotel, Annapolis, Maryland	215
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, San Diego, California (a)	439
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota (a)	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York (a)	379
Loews Regency San Francisco Hotel, San Francisco, California	155
Hotel 1000, Seattle, Washington	120
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona	398
Loews Hotel Vogue, Montreal, Canada	142

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Boston Hotel, Boston, Massachusetts	225
Loews Don CeSar Hotel, St. Pete Beach, Florida (b)	347
Loews Hollywood Hotel, Hollywood, California	628
Loews Madison Hotel, Washington, D.C.	356
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Cabana Bay Beach Resort, Orlando, Florida	1,800

Management Contract:
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	347

(a)	Subject to a land lease.
(b)	Expected to be sold in the first quarter of 2017.

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

Recent Developments:

●	In January of 2016, Loews Hotels acquired a hotel in Seattle, Washington, which is now operating as the Hotel 1000;

●	In the third quarter of 2016, the Loews Sapphire Falls Resort, a 1,000 guestroom hotel at Universal Orlando, opened;

●	In the first quarter of 2017, the sale of the Loews Don CeSar Hotel in St. Pete Beach, Florida, a property in which Loews Hotels has a joint venture interest, is expected to be completed;

●	In 2017, Universal Orlando’s Cabana Bay Beach Resort is expected to complete a 400 guestroom expansion; and

●

In 2018, Universal Orlando’s Aventura Hotel, a 600 guestroom hotel, is expected to open. As with Loews Hotels’ other properties at Universal Orlando, Loews Hotels has a 50% joint venture interest in this hotel.

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 15,800 persons at December 31, 2016. CNA employed approximately 6,700 persons. Diamond Offshore employed approximately 2,800 persons, including international crew personnel furnished through independent labor contractors. Boardwalk Pipeline employed approximately 1,280 persons, approximately 110 of whom are union members covered under collective bargaining units. Loews Hotels employed approximately 4,775 persons, approximately 1,760 of whom are union members covered under collective bargaining units. We, and our subsidiaries, have experienced satisfactory labor relations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position and Offices Held	Age	First Became Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	54	2016
David B. Edelson	Senior Vice President and Chief Financial Officer	57	2005
Richard W. Scott	Senior Vice President and Chief Investment Officer	63	2009
Kenneth I. Siegel	Senior Vice President	59	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	67	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	64	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	63	1987

Andrew H. Tisch and James S. Tisch are brothers and are cousins of Jonathan M. Tisch. None of our other executive officers or directors is related to any other.

All of our executive officers, except for Marc A. Alpert and David B. Edelson, have served in their current roles at the Company for at least the past five years. Prior to assuming his current role at the Company in July of 2016, Mr. Alpert served as a partner and head of the Public Companies Practice Group at the law firm of Chadbourne & Parke LLP. Mr. Edelson served as our Senior Vice President prior to May of 2014, when he assumed his current role.

Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

AVAILABLE INFORMATION

Our website address is www.loews.com. We make available, free of charge, through the website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Nominating and Governance Committee charter have also been posted and are available on our website. Information on or accessible through our website is not incorporated by reference into this Report.

Item 1A.  RISK FACTORS.

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, financial condition or equity of one or more of our subsidiaries. We have described below the most significant risks facing us and our subsidiaries. There may be additional risks that we do not yet know of or that we do not currently perceive to be as significant that may also impact our business or the businesses of our subsidiaries.

You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the SEC and the information we make available to the public before investing in any securities issued by us. Our subsidiaries, CNA Financial Corporation, Diamond Offshore Drilling, Inc. and Boardwalk Pipeline Partners, LP, are public companies and file reports with the SEC. You are also cautioned to carefully review and consider the information contained in the reports filed by those subsidiaries with the SEC and the information they make available to the public before investing in any of their securities.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation

If CNA determines that its recorded insurance reserves are insufficient to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, CNA may need to increase its insurance reserves which would result in a charge to CNA’s earnings.

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include claims severity, frequency of claims, mortality, morbidity, discount rates, inflation, claims handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.

There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as general liability and workers’ compensation, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period.

CNA is also subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves. The effects of unforeseen emerging claim and coverage issues are extremely difficult to predict.

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

CNA’s active life reserves for long term care policies are based on CNA’s best estimate assumptions as of December 31, 2015 due to an unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for its reserve estimates are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, CNA may be required to increase its reserves. See the Non-Core Long Term Care Policyholder Reserves portion of the Insurance Reserves section of MD&A under Item 7 for more information.

Estimating future experience for long term care policies is highly uncertain because the required projection period is very long and there is limited historical and industry data available to CNA, as only a small portion of the long term care policies which have been written to date are in claims paying status. Morbidity and persistency trends can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.

A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving would result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may require changes to its reserves. This risk is more significant for CNA’s long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the corporate tax code may also impact the rate at which CNA discounts its reserves. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of future premium rate increases approved and the level included in CNA’s reserving assumptions may require an increase to its reserves.

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

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate.

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

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2016 is $2.8 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial.

CNA uses analytical models to assist its decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.

CNA uses various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. CNA incorporates therein numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary and third parties are subject to the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions.

In addition, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model, including input errors, data errors and human error. As a result, actual results may differ materially from CNA’s modeled results. The profitability and financial condition of CNA substantially depends on the extent to which its actual experience is consistent with the assumptions CNA uses in its models and the ultimate model outputs. If, based upon these models or other factors, CNA misprices its products or fails to appropriately estimate the risks it is exposed to, its business, financial condition, results of operations or liquidity may be adversely affected.

CNA faces intense competition in its industry.

All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services to remain competitive. CNA competes with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than CNA does, for both distributors and customers. This includes agents and brokers who may increasingly compete with CNA to the extent that they continue to have direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor insurer landscape has evolved substantially in recent years, with significant consolidation and new market entrants, resulting in increased pressures on CNA’s ability to remain competitive, particularly in implementing pricing that is both attractive to CNA’s customer base and risk appropriate to CNA.

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

CNA markets its insurance products worldwide primarily through independent insurance agents and insurance brokers, who also promote and distribute the products of CNA’s competitors. Any change in CNA’s relationships with its distribution network agents and brokers, including as a result of consolidation and their increased promotion and distribution of CNA’s competitors’ products, could adversely affect CNA’s ability to sell its products. As a result, CNA’s business volume and results of operations could be materially adversely impacted.

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

CNA may be adversely affected by technological changes or disruptions in the insurance marketplace.

Technological changes in the way insurance transactions are completed in the marketplace, and CNA’s ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing “big data” analytics to make underwriting and other decisions that impact product design and pricing. If such utilization is more effective than how CNA uses similar data and information, CNA will be at a competitive disadvantage. There can be no assurance that CNA will continue to compete effectively with its industry peers due to technological changes; accordingly this may have a material adverse effect on CNA’s business and results of operations.

In addition, agents and brokers, technology companies or other third parties may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. For example, they may create a digitally enabled distribution channel that may adversely impact CNA’s competitive position. CNA’s efforts or the efforts of agents and brokers with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize greater levels of data and technology, could adversely impact CNA’s business relationships with independent agents and brokers who currently market its products, resulting in a lower volume and/or profitability of business generated from these sources.

CNA may not be able to collect amounts owed to it by reinsurers, which could result in higher net incurred losses.

CNA has significant amounts recoverable from reinsurers which are reported as receivables on its balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers have experienced credit downgrades by rating agencies within the term of CNA’s contractual relationship, which indicates an increase in the likelihood that CNA will not be able to recover amounts due. In addition, reinsurers could dispute amounts which CNA believes are due to it. If the amounts due from reinsurers that CNA is able to collect are less than the amount recorded by CNA with respect to such amounts due, its incurred losses will be higher.

CNA may not be able to collect amounts owed to it by policyholders who hold deductible policies and/or who purchase retrospectively rated policies, which could result in higher net incurred losses.

A portion of CNA’s business is written under deductible policies. Under these policies, CNA is obligated to pay the related insurance claims and is reimbursed by the policyholder to the extent of the deductible, which may be significant. Moreover, certain policyholders purchase retrospectively rated workers’ compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose CNA to additional credit risk to the extent that the adjusted premium is greater than the original premium, which may be significant. As a result, CNA is exposed to policyholder credit risk. If the amounts due from policyholders that CNA is able to collect are less than the amounts recorded with respect to such amounts due, CNA’s net incurred losses will be higher.

CNA may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments, the realization of investment income and the rate at which it discounts certain liabilities.

CNA has significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing CNA’s net investment income, while an increase in interest rates may reduce the value of its existing fixed maturity investments. The value of CNA’s fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments CNA holds or in the underlying collateral of the security. Any such impairments which CNA deems to be other-than-temporary would result in a charge to earnings.

In addition, CNA invests a portion of its assets in equity securities and limited partnerships which are subject to greater market volatility than its fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments, which may also limit CNA’s ability to withdraw assets.

Further, CNA holds a portfolio of commercial mortgage loans. CNA is subject to credit risk relating to its ability to recover amounts due from the borrowers as a result of the creditworthiness of the borrowers or tenants of credit tenant loan properties. If the amounts CNA collects from the borrowers is less than the amount recorded, it would result in a charge to earnings.

As a result of all of these factors, CNA may not earn an adequate return on its investments, may be required to write down the value of its investments and may incur losses on the disposition of its investments.

Inability to detect and prevent significant employee or third party service provider misconduct or inadvertent errors and omissions could result in a material adverse effect on CNA’s operations.

CNA may incur losses which arise from employees or third party service providers engaging in intentional misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. CNA’s controls may not be able to detect all possible circumstances of employee and third party service provider non-compliant activity and the internal structures in place to prevent this activity may not be effective in all cases. Any losses relating to such non-compliant activity could adversely affect CNA’s results of operations.

CNA is subject to capital adequacy requirements and, if it is unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

Insurance companies such as CNA are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of CNA’s legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets such as Lloyd’s, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction’s regulatory capital adequacy formula. If CNA does not meet these minimum requirements, CNA may be restricted or prohibited from operating its business in the applicable jurisdictions and specialized markets. If CNA is required to record a material charge against earnings in connection with a change in estimated insurance reserves, the occurrence of a catastrophic event or if it incurs significant losses related to its investment portfolio, which severely deteriorates its capital position, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all.

Globally, insurance regulators are working cooperatively to develop a common framework for the supervision of internationally active insurance groups. Finalization and adoption of this framework could increase CNA’s minimum regulatory capital requirement as well as significantly increase its cost of regulatory compliance.

CNA’s insurance subsidiaries, upon whom CNA depends for dividends in order to fund its corporate obligations, are limited by insurance regulators in their ability to pay dividends.

CNA is a holding company and is dependent upon dividends, loans and other sources of cash from its subsidiaries in order to meet its obligations. Ordinary dividend payments or dividends that do not require prior approval by the insurance subsidiaries’ domiciliary insurance regulator are generally limited to amounts determined by formulas that vary by jurisdiction. If CNA is restricted from paying or receiving intercompany dividends, by regulatory rule or otherwise, CNA may not be able to fund its corporate obligations and debt service requirements from available cash. As a result, CNA would need to look to other sources of capital which may be more expensive or may not be available at all.

Rating agencies may downgrade their ratings of CNA and thereby adversely affect its ability to write insurance at competitive rates or at all.

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as CNA’s public debt, are rated by rating agencies, including, A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.

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

In addition, it is possible that a significant lowering of our corporate debt ratings by certain of the rating agencies could result in an adverse impact on CNA’s ratings, independent of any change in CNA’s circumstances.

CNA is subject to extensive regulations that restrict its ability to do business and generate revenues.

The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of CNA’s policyholders and third-party claimants rather than its investors. Each jurisdiction in which CNA does business has established supervisory agencies that regulate the manner in which CNA conducts its business. Any changes in regulation could also impose significant burdens on CNA. In addition, the Lloyd’s marketplace sets rules under which its members, including CNA’s Hardy syndicate, operate.

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

Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. State jurisdictions ensure compliance with such regulations through market conduct exams, which may result in losses to the extent non-compliance is ascertained, either as a result of failure to document transactions properly or failure to comply with internal guidelines, or otherwise. CNA may also be required by the jurisdictions in which it does business to provide coverage to persons who would not otherwise be considered eligible or restrict CNA from withdrawing from unprofitable lines of business or unprofitable market areas. Each jurisdiction dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each jurisdiction.

The United Kingdom’s expected exit from the European Union is expected to increase the complexity and cost of regulatory compliance of CNA’s European business.

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

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

The worldwide demand for Diamond Offshore’s drilling services has declined significantly as a result of the decline in oil prices, which commenced during the second half of 2014 and has continued into 2017.

Demand for Diamond Offshore’s drilling services depends in large part upon the oil and natural gas industry’s offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. Commencing in the second half of 2014, oil prices have declined precipitously, falling to a 12-year low of less than $30 per barrel in January of 2016. Oil prices have recently rebounded to some extent, but continue to exhibit day-to-day volatility. The dramatic reduction in commodity prices has caused a sharp decline in the demand for offshore drilling services, including services that Diamond Offshore provides, and adversely affected Diamond Offshore’s operations and cash flows in 2015 and 2016, compared to previous years. A prolonged period of low oil prices would have a material adverse effect on many of Diamond Offshore’s customers and, therefore, on demand for its services and on its business.

Oil prices have been, and are expected to continue to be, volatile and are affected by numerous factors beyond Diamond Offshore’s control, including:

●	worldwide supply of and demand for oil and gas;

●	the level of economic activity in energy-consuming markets;

●	the worldwide economic environment and economic trends, including recessions and the level of international trade activity;

●	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

●	the level of production in non-OPEC countries;

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

An increase in commodity demand and prices will not necessarily result in a prompt increase in offshore drilling activity since Diamond Offshore’s customers’ project development times, reserve replacement needs and expectations of future commodity demand, prices and supply of available competing rigs all combine to affect demand for its rigs.

Diamond Offshore’s business depends on the level of activity in the offshore oil and gas industry, which has been cyclical and is significantly affected by many factors outside of its control.

Demand for Diamond Offshore’s drilling services depends upon the level of offshore oil and gas exploration, development and production in markets worldwide, and those activities depend in large part on oil and gas prices, worldwide demand for oil and gas and a variety of political and economic factors. The level of offshore drilling activity is adversely affected when operators reduce or defer new investment in offshore projects, reduce or suspend their drilling budgets or reallocate their drilling budgets away from offshore drilling in favor of other priorities, such as shale or other land-based projects. As a result, Diamond Offshore’s business and the oil and gas industry in general are subject to cyclical fluctuations.

As a result of the cyclical fluctuations in the market, there have been periods of lower demand, excess rig supply and lower dayrates, followed by periods of higher demand, shorter rig supply and higher dayrates. Diamond Offshore cannot predict the timing or duration of such fluctuations. Periods of lower demand or excess rig supply, which have occurred in the recent past and are continuing, intensify the competition in the industry and often result in periods of lower utilization and lower dayrates. During these periods, Diamond Offshore’s rigs may not obtain contracts for future work and may be idle for long periods of time or may be able to obtain work only under contracts with lower dayrates or less favorable terms which could have a material adverse effect on Diamond Offshore’s business during these periods. Additionally, prolonged periods of low utilization and dayrates could also result in the recognition of further impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

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

New rig construction and upgrades of existing drilling rigs, cancelation or termination of drilling contracts and established rigs coming off contract have contributed to the current oversupply of drilling rigs, intensifying price competition. Additional newbuild rigs entering the market are expected to further negatively impact rig utilization and intensify price competition as rigs are delivered.

Diamond Offshore’s customer base is concentrated.

Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2016, one of Diamond Offshore’s customers in the GOM, Anadarko, and Diamond Offshore’s five largest customers in the aggregate accounted for 22% and 65% of its annual total consolidated revenues. In addition, the number of customers Diamond Offshore has performed services for has declined from 35 in 2014 to 18 in 2016. The loss of a significant customer could have a material adverse impact on Diamond Offshore’s financial results, especially in a declining market where the number of Diamond Offshore’s working drilling rigs is declining along with the number of its active customers. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, or elects to terminate one of Diamond Offshore’s drilling contracts, it could materially adversely affect utilization rates in the affected market and also displace demand for Diamond Offshore’s other drilling rigs as the resulting excess supply enters the market.

Diamond Offshore can provide no assurance that its drilling contracts will not be terminated early or that its current backlog of  contract drilling revenue will be ultimately realized.

Currently, Diamond Offshore’s customers may terminate their drilling contracts under certain circumstances, such as the destruction or loss of a drilling rig or if Diamond Offshore suspends drilling operations for a specified period of time as a result of a breakdown of major equipment, excessive downtime for repairs, failure to meet minimum performance criteria (including customer acceptance testing) or, in some cases, due to other events beyond the control of either party.

In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate Diamond Offshore for the loss of the contract. During depressed market conditions, such as those currently in effect, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where Diamond Offshore believes it is in compliance with the contracts. For example, in August of 2016, Petrobras, the customer for the Ocean Valor, delivered a notice of termination of its drilling contract. Diamond Offshore is disputing in court the termination attempt as unlawful and has obtained a preliminary injunction against the termination, which Petrobras has appealed. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond Diamond Offshore’s control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers may seek to renegotiate the terms of Diamond Offshore’s existing drilling contracts, terminate their contracts without justification or repudiate or otherwise fail to perform their obligations under the contracts. Such renegotiations could include requests to lower the contract dayrate in some cases, in exchange for additional contract term, shorten the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum payout and many other possibilities. Diamond Offshore’s contract backlog may be adversely impacted as a result of such contract terminations or renegotiations.

When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is adversely impacted and Diamond Offshore might not recover any compensation for the termination, or any recovery Diamond Offshore might obtain may not fully compensate it for the loss of the contract. In any case, the early termination of a contract may result in Diamond Offshore’s rig being idle for an extended period of time.

Currently, Diamond Offshore’s reported contract backlog only includes future revenues under firm commitments; however, from time to time, Diamond Offshore may report anticipated commitments for which definitive agreements have not yet been, but are expected to be, executed. Diamond Offshore can provide no assurance in such cases that it will be able to ultimately execute a definitive agreement. In addition, for the reasons described above,

Diamond Offshore can provide no assurance that its customers will be willing or able to fulfill their contractual commitments.

Diamond Offshore may not be able to renew or replace expiring contracts for its rigs.

As of the date of this Report, Diamond Offshore has a number of customer contracts that will expire in 2017 and 2018. Diamond Offshore’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers at such times. Given the historically cyclical and highly competitive nature of the industry, Diamond Offshore may not be able to renew or replace the contracts or it may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below, and potentially substantially below, existing dayrates, or that have terms that are less favorable than existing contracts. Moreover, Diamond Offshore may be unable to secure contracts for these rigs. Failure to secure contracts for a rig may result in a decision to cold stack the rig, which puts the rig at risk for impairment and may competitively disadvantage the rig as customers during the most recent market downturn have expressed a preference for ready or “hot” stacked rigs over cold-stacked rigs.

Diamond Offshore’s contract drilling expense includes fixed costs that will not decline in proportion to decreases in rig utilization and dayrates.

Diamond Offshore’s contract drilling expense includes all direct and indirect costs associated with the operation, maintenance and support of its drilling equipment, which is often not affected by changes in dayrates and utilization. During periods of reduced revenue and/or activity, certain of Diamond Offshore’s fixed costs will not decline and often it may incur additional operating costs, such as fuel and catering costs, for which it is generally reimbursed by the customer when a rig is under contract. During times of reduced utilization, reductions in costs may not be immediate as Diamond Offshore may incur additional costs associated with cold stacking of a rig (particularly if Diamond Offshore cold stacks a newer rig, such as a drillship, for which cold stacking costs are typically substantially higher than for a jack-up rig or an older floater rig), or it may not be able to fully reduce the cost of its support operations in a particular geographic region due to the need to support the remaining drilling rigs in that region. Accordingly, a decline in revenue due to lower dayrates and/or utilization may not be offset by a corresponding decrease in contract drilling expense.

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

Diamond Offshore is subject to extensive domestic and international laws and regulations that could significantly limit its business activities and revenues and increase its costs.

Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government or other governmental or international authorities. These restrictions, sanctions and embargoes may prohibit or limit Diamond Offshore from participating in certain business activities in those countries. Diamond Offshore’s operations are also subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. The offshore drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, can be affected by changes in tax and other laws relating to the energy business generally. Diamond Offshore may be required to make significant expenditures for additional capital equipment or inspections and recertifications to comply with existing or new governmental laws and regulations. It is also possible that these laws and regulations may, in the future, add significantly to Diamond Offshore’s operating costs or result in a reduction in revenues associated with downtime required to install such equipment, or may otherwise significantly limit drilling activity.

In addition, Diamond Offshore’s business is negatively impacted when it performs certain regulatory inspections, which Diamond Offshore refers to as a special survey, that are due every five years for most of its rigs. The inspection interval for Diamond Offshore’s North Sea rigs is two and one half years. These special surveys are generally performed in a shipyard and require scheduled downtime, which can negatively impact operating revenue. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard, and inspection, repair and maintenance costs. Repair and maintenance activities may result from the special survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a special survey will vary from year to year, as well as from quarter to quarter. Diamond Offshore’s business may also be negatively impacted by intermediate surveys, which are performed at interim periods between special surveys. Although an intermediate survey normally does not require shipyard time, the survey may require some downtime for the rig. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

In April of 2016, the Bureau of Safety and Environmental Enforcement (“BSEE”) issued its final well control regulations in response to the 2010 Macondo well blowout and subsequent investigation into the causes of the event. The final well control rule, which became effective in July of 2016, resulted in reforms that consolidated new regulations regarding equipment and operational requirements pertaining to offshore oil and gas drilling, completions, workovers and decommissioning operations in the GOM to enhance safety and environmental protection. BSEE’s final rule focuses on blowout preventers (“BOPs”) and well-control requirements. Key features of the well control rule include requirements for BOPs, double shear rams, third-party reviews of equipment, real-time monitoring data, safe drilling margins, centralizers, inspections and other reforms related to well design and control, casing, cementing and subsea containment.

BSEE’s new regulations under the well control rule, to be phased in over time, could require modifications or enhancements to existing systems and equipment, or require new equipment, and could increase Diamond Offshore’s operating costs and cause downtime for its rigs if it is required to take any of them out of service between scheduled surveys or inspections, or if it is required to extend scheduled surveys or inspections, to meet any such new requirements. Diamond Offshore is not able to predict the likelihood, nature or extent of any additional rulemaking or the future impact of these events on its operations. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of Diamond Offshore’s operations, and enhanced permitting requirements, as well as escalating costs borne by its customers, could reduce exploration activity in the GOM and therefore demand for its services.

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

If Diamond Offshore or its customers are unable to acquire or renew permits and approvals required for drilling operations, Diamond Offshore may be forced to delay, suspend or cease its operations.

Oil and natural gas exploration and production operations require numerous permits and approvals for Diamond Offshore and its customers from governmental agencies in the areas in which it operates or expects to operate. Obtaining all necessary permits and approvals may necessitate substantial expenditures to comply with the requirements of these permits and approvals, future changes to these permits or approvals, or any adverse change in the interpretation of existing permits and approvals. In addition, such regulatory requirements and restrictions could also delay or curtail Diamond Offshore’s operations.

Contracts for Diamond Offshore’s drilling rigs are generally fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability of those contracts.

Diamond Offshore’s contracts for its drilling rigs generally provide for the payment of a fixed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs it incurs on the project. Many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and may fluctuate based on events beyond its control. In addition, equipment repair and maintenance expenses vary depending on the type of activity the rig is performing, the age and condition of the equipment and general market factors impacting relevant parts, components and services. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in its operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, Diamond Offshore may not be able to fully recover increased or unforeseen costs from its customers.

Diamond Offshore’s business involves numerous operating hazards which could expose it to significant losses and significant damage claims. Diamond Offshore is not fully insured against all of these risks and its contractual indemnity provisions may not fully protect Diamond Offshore.

Diamond Offshore’s operations are subject to the significant hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, unstable or faulty sea floor conditions, fires and natural disasters such as hurricanes. The occurrence of any of these types of events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel and damage to producing or potentially productive oil and gas formations, oil spillage, oil leaks, well blowouts and extensive uncontrolled fires, any of which could cause significant environmental damage. In addition, offshore drilling operations are subject to marine hazards, including capsizing, grounding, collision and loss or damage from severe weather. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of suppliers or subcontractors to perform or supply goods or services or personnel shortages. Any of the foregoing events could result in significant damage or loss to Diamond Offshore’s properties and assets or the properties and assets of others, injury or death to rig personnel or others, significant loss of revenues and significant damage claims against Diamond Offshore.

Diamond Offshore’s drilling contracts with its customers provide for varying levels of indemnity and allocation of liabilities between its customers and Diamond Offshore with respect to the hazards and risks inherent in, and damages or losses arising out of, its operations, and Diamond Offshore may not be fully protected. Diamond Offshore’s contracts with its customers generally provide that Diamond Offshore and its customers each assume liability for their respective personnel and property. Diamond Offshore’s contracts also generally provide that its customers assume most of the responsibility for and indemnify Diamond Offshore against loss, damage or other liability resulting from, among other hazards and risks, pollution originating from the well and subsurface damage or loss, while Diamond Offshore typically retains responsibility for and indemnifies its customers against pollution originating from the rig. However, in certain drilling contracts Diamond Offshore may not be fully indemnified by its customers for damage to their property and/or the property of their other contractors. In certain contracts Diamond Offshore may assume liability for losses or damages (including punitive damages) resulting from pollution or contamination caused by negligent or willful acts of commission or omission by Diamond Offshore, its suppliers and/or subcontractors, generally (but not always) subject to negotiated caps on a per occurrence basis and/or on an aggregate basis for the term of the contract. In some cases, suppliers or subcontractors who provide equipment or services to Diamond Offshore may seek to limit their liability resulting from pollution or contamination. Diamond Offshore’s contracts are individually negotiated, and the levels of indemnity and allocation of liabilities in them can vary from contract to contract depending on market conditions, particular customer requirements and other factors existing at the time a contract is negotiated.

Additionally, the enforceability of indemnification provisions in Diamond Offshore’s contracts may be limited or prohibited by applicable law or such provisions may not be enforced by courts having jurisdiction, and Diamond Offshore could be held liable for substantial losses or damages and for fines and penalties imposed by regulatory authorities. The indemnification provisions in Diamond Offshore’s contracts may be subject to differing interpretations, and the laws or courts of certain jurisdictions may enforce such provisions while other laws or courts may find them to be unenforceable, void or limited by public policy considerations, including when the cause of the underlying loss or damage is Diamond Offshore’s gross negligence or willful misconduct, when punitive damages are attributable to Diamond Offshore or when fines or penalties are imposed directly against Diamond Offshore. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction and is unsettled under certain laws that are applicable to Diamond Offshore’s contracts. Current or future litigation in particular jurisdictions, whether or not Diamond Offshore is a party, may impact the interpretation and enforceability of indemnification provisions in its contracts. There can be no assurance that Diamond Offshore’s contracts with its customers, suppliers and subcontractors will fully protect it against all hazards and risks inherent in its operations.

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

Diamond Offshore believes that the policy limit under its marine liability insurance is within the range that is customary for companies of its size in the offshore drilling industry and is appropriate for its business. However, if an accident or other event occurs that exceeds Diamond Offshore’s coverage limits or is not an insurable event under its insurance policies, or is not fully covered by contractual indemnity, it could result in significant loss to Diamond Offshore. There can be no assurance that Diamond Offshore will continue to carry the insurance it currently maintains, that its insurance will cover all types of losses or that Diamond Offshore will be able to maintain adequate insurance in the future at rates it considers to be reasonable or that Diamond Offshore will be able to obtain insurance against some risks.

Significant portions of Diamond Offshore’s operations are conducted outside the United States and involve additional risks not associated with United States domestic operations.

Diamond Offshore’s operations outside the United States accounted for approximately 66%, 79% and 85% of its total consolidated revenues for 2016, 2015 and 2014 and include, or have included, operations in South America, Australia and Southeast Asia, Europe, East and West Africa, the Mediterranean and Mexico. Because Diamond Offshore operates in various regions throughout the world, it is exposed to a variety of risks inherent in international operations, including risks of war, political disruption, civil disturbance, acts of terrorism, political corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism) and changes in global trade policies. Diamond Offshore may not have insurance coverage for these risks, or it may not be able to obtain adequate insurance coverage for such events at reasonable rates. Diamond Offshore’s operations may become restricted, disrupted or prohibited in any country in which any of these risks occur. In particular, Diamond Offshore is also subject to the following risks in connection with its international operations:

●	political and economic instability;

●	piracy, terrorism or other assaults on property or personnel;

●	kidnapping of personnel;

●	seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of property or equipment;

●	renegotiation or nullification of existing contracts;

●	disputes and legal proceedings in international jurisdictions;

●	changing social, political and economic conditions;

●	enactment of additional or stricter U.S. government or international sanctions;

●	imposition of wage and price controls, trade barriers, export controls or import-export quotas;

●	restrictive foreign and domestic monetary policies;

●	the inability to repatriate income or capital;

●	difficulties in collecting accounts receivable and longer collection periods;

●	fluctuations in currency exchange rates and restrictions on currency exchange;

●	regulatory or financial requirements to comply with foreign bureaucratic actions;

●	restriction or disruption of business activities;

●	limitation of access to markets for periods of time;

●	travel limitations or operational problems caused by public health threats or changes in immigration policies;

●	difficulties in supplying, repairing or replacing equipment or transporting personnel in remote locations;

●	difficulties in obtaining visas or work permits for employees on a timely basis; and

●	changing taxation policies and confiscatory or discriminatory taxation.

Diamond Offshore is also subject to the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations governing its international operations in addition to domestic and international anti-bribery laws and sanctions and other restrictions imposed by other governmental or international authorities. In addition, international contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to:

●	the equipping and operation of drilling rigs;

●	import-export quotas or other trade barriers;

●	repatriation of foreign earnings or capital;

●	oil and gas exploration and development;

●	local content requirements;

●	taxation of offshore earnings and earnings of expatriate personnel; and

●	use and compensation of local employees and suppliers by foreign contractors.

Some foreign governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect Diamond Offshore’s ability to compete in those regions. It is difficult to predict what governmental regulations may be enacted in the future that could adversely affect the international offshore drilling industry. The actions of foreign governments may materially and adversely affect Diamond Offshore’s ability to compete against local competitors.

In addition, the shipment of goods, including the movement of a drilling rig across international borders, subjects Diamond Offshore to extensive trade laws and regulations. Diamond Offshore’s import activities are governed by unique customs laws and regulations that differ in each of the countries in which Diamond Offshore operates and often impose record-keeping and reporting obligations. The laws and regulations concerning import/export activity and record-keeping and reporting requirements are complex and change frequently. These laws and regulations may be enacted, amended, enforced and/or interpreted in a manner adverse to Diamond Offshore. Shipments can be delayed and denied export or entry for a variety of reasons, some of which may be outside of Diamond Offshore’s control. Shipping delays or denials could cause unscheduled downtime for rigs. Failure to comply with these laws and regulations could result in criminal and civil penalties, economic sanctions, seizure of shipments and/or the contractual withholding of monies owed to Diamond Offshore, among other things.

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

In addition, certain of Diamond Offshore’s shore-based facilities are located in geographic regions that are susceptible to damage or disruption from hurricanes and other weather events. Future hurricanes or similar natural disasters that impact Diamond Offshore’s facilities, its personnel located at those facilities or its ongoing operations may negatively affect its business. These negative effects may include or result from reduced or lost sales and revenues; costs associated with interruption in operations and with resuming operations; reduced demand for Diamond Offshore’s services from customers that were similarly affected by these events; lost market share; late deliveries; uninsured property losses; lack of or inadequate business interruption insurance; employee evacuations; and an inability to retain necessary staff.

Diamond Offshore’s consolidated effective income tax rate may vary substantially from one reporting period to another.

Diamond Offshore’s consolidated effective income tax rate is impacted by the mix between its domestic and international pre-tax earnings or losses, as well as the mix of the international tax jurisdictions in which it operates. Diamond Offshore cannot provide any assurances as to what its consolidated effective income tax rate will be in the future due to, among other factors, uncertainty regarding the nature and extent of its business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in U.S. and foreign tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts Diamond Offshore has provided for income taxes or deferred tax assets and liabilities in its consolidated financial statements. This variability may cause its consolidated effective income tax rate to vary substantially from one reporting period to another.

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

Due to Diamond Offshore’s international operations, certain of its monetary assets and liabilities, including tax related liabilities, are denominated in a foreign currency. Fluctuations in currency exchange rates could increase or decrease the amount receivable or payable by Diamond Offshore. Diamond Offshore has experienced currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where it does not effectively hedge an exposure to a foreign currency. Diamond Offshore may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

Diamond Offshore must make substantial capital and operating expenditures to build, maintain, and upgrade its drilling fleet.

Diamond Offshore’s business is highly capital intensive and dependent on having sufficient cash flow and/or available sources of financing in order to fund its desired capital expenditure requirements. Diamond Offshore can provide no assurance that it will have access to adequate or economical sources of capital to fund its capital expenditures.

Diamond Offshore’s debt levels may limit its liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2016, Diamond Offshore had outstanding approximately $104 million in borrowings under its revolving credit facility and $2 billion of senior notes, maturing at various times from 2019 through 2043. As of February 10, 2017, Diamond Offshore had no outstanding borrowings and $1.5 billion available under its revolving credit facility to meet its short term liquidity requirements. Diamond Offshore may incur additional indebtedness in the future and borrow from time to time under its revolving credit facility to fund working capital or other needs, subject to compliance with its covenants.

Diamond Offshore’s ability to meet its debt service obligations is dependent upon its future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting its operations, many of which are beyond its control. High levels of indebtedness could have negative consequences to Diamond Offshore, including:

●	it may have difficulty satisfying its obligations with respect to its outstanding debt;

●	it may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

●	it may need to use a substantial portion of available cash flow from operations to pay interest and principal on its debt, which would reduce the amount of money available to fund working capital requirements, capital expenditures, the payment of dividends and other general corporate or business activities;

●	vulnerability to the effects of general economic downturns, adverse industry conditions and adverse operating results could increase;

●	flexibility in planning for, or reacting to, changes in its business and in its industry in general could be limited;

●	it may not have the ability to pursue business opportunities that become available;

●	the amount of debt and the amount it must pay to service its debt obligations could place Diamond Offshore at a competitive disadvantage compared to its competitors that have less debt;

●	customers may react adversely to its significant debt level and seek alternative service providers; and

●	failure to comply with the restrictive covenants in its debt instruments that, among other things, require Diamond Offshore to maintain a specified ratio of its consolidated indebtedness to total capitalization and limit the ability of its subsidiaries to incur debt, could result in an event of default that, if not cured or waived, could have a material adverse effect on its business.

In addition, approximately $500 million of Diamond Offshore’s long-term senior notes will mature over the next five years and will need to be paid or refinanced. Diamond Offshore may not be able to refinance its maturing debt upon commercially reasonable terms, or at all, depending on numerous factors, including its financial condition and prospects at the time and the then current state of the bank and capital markets in the U.S. Further, Diamond

Offshore’s liquidity may be adversely affected if it is unable to replace the revolving credit facility upon acceptable terms when it matures.

In November of 2016, S&P downgraded Diamond Offshore’s corporate credit rating to BB+ from BBB, and, in January of 2017, further downgraded its corporate credit rating to BB-; the outlook remains negative. Diamond Offshore’s current corporate credit rating by Moody’s is Ba2, with a stable outlook. These credit ratings are below investment grade and could raise the cost of financing. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable.

Diamond Offshore’s revolving credit facility bears interest at variable rates, based on its corporate credit rating and market interest rates. If market interest rates increase, Diamond Offshore’s cost to borrow under its revolving credit facility may also increase. Favorable changes in Diamond Offshore’s current credit ratings could lower the fees that it pays under its revolving credit facility, however, any further downgrade in Diamond Offshore’s credit ratings would have no further impact on the applicable interest rate margins and fees under the revolving credit facility. Although Diamond Offshore may employ hedging strategies such that a portion of the aggregate principal amount outstanding under this credit facility would effectively carry a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk.

Unionization efforts and labor regulations in some of the countries in which Diamond Offshore operates could materially increase its costs or limit its flexibility.

Some of Diamond Offshore’s employees in non-U.S. markets are represented by labor unions and work under collective bargaining or similar agreements which are subject to periodic renegotiation. These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions. Efforts have been made from time to time to unionize other portions of Diamond Offshore’s workforce. In addition, Diamond Offshore may be subjected to strikes or work stoppages and other labor disruptions in certain countries. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase Diamond Offshore’s costs, reduce its revenues or limit its flexibility.

Rig conversions, upgrades or newbuilds may be subject to delays and cost overruns.

From time to time, Diamond Offshore adds new capacity through conversions or upgrades to its existing rigs or through new construction. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

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

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline may not be able to replace expiring natural gas transportation contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to market conditions.

Each year, a portion of Boardwalk Pipeline’s firm natural gas transportation contracts expire and need to be renewed or replaced. Over the past several years, Boardwalk Pipeline has renewed some expiring contracts at lower rates and for shorter terms than in the past, and in some cases, it remarketed the capacity to other customers. Boardwalk Pipeline expects this trend to continue, including for the contracts entered into in 2008 and 2009 related to its East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline, and Fayetteville and Greenville Lateral growth projects. These projects are supported by firm transportation agreements, typically having a term of ten years and priced based on then current market conditions. As the terms of these contracts expire in 2018 and 2019, Boardwalk Pipeline will have significantly more transportation contract expirations than it has had during the past several years. Boardwalk Pipeline cannot predict what market conditions will prevail when these contracts expire. If these contracts are renewed, Boardwalk Pipeline expects that the new contracts will be at lower rates and for shorter contract terms than its current contracts. If these contracts are renewed at current market rates, the revenues earned from these transportation contracts would be materially lower than they are today.

The narrowing of the price differentials between natural gas supplies and market demand for natural gas has reduced the transportation rates that Boardwalk Pipeline can charge.

The transportation rates Boardwalk Pipeline is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Current market conditions have resulted in a sustained narrowing of basis differentials on certain portions of Boardwalk Pipeline’s pipeline system, which has reduced transportation rates that can be charged in the affected areas and adversely affected the contract terms Boardwalk Pipeline can secure from its customers for available transportation capacity and for contracts being renewed or replaced in these areas. The prevailing market conditions may also lead some of its customers to seek to renegotiate existing contracts to terms that are less attractive to Boardwalk Pipeline; for example, seeking a current price reduction in exchange for an extension of the contract term. Boardwalk Pipeline expects these market conditions to continue.

Boardwalk Pipeline is exposed to credit risk relating to default or bankruptcy by its customers.

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipeline has credit risk with both its existing customers and those supporting its growth projects.

Natural gas producers comprise a significant portion of Boardwalk Pipeline’s revenues and support several of its growth projects. In 2016, approximately 46% of Boardwalk Pipeline’s revenues were generated from contracts with natural gas producers. For existing customers on its interstate pipelines, FERC gas tariffs only allow Boardwalk Pipeline to require limited credit support. During 2016, the prices of oil and natural gas remained volatile. If gas prices continue to remain volatile for a sustained period of time, Boardwalk Pipeline’s producer customers will be adversely affected, which could lead some customers to default on their obligations to Boardwalk Pipeline or file for bankruptcy.

Credit risk also exists in relation to Boardwalk Pipeline’s growth projects, both because foundation customers make long term firm capacity commitments to Boardwalk Pipeline for such projects and certain of those foundation customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project results or Boardwalk Pipeline is unable to replace the defaulting customer.

Boardwalk Pipeline’s credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipeline to them under certain NNS and parking and lending (“PAL”) services.

In 2016, the credit ratings of several of Boardwalk Pipeline’s producer customers, including some of those supporting its growth projects, were downgraded. The downgrades may restrict liquidity for those customers and indicate a greater likelihood of nonperformance of their contractual obligations, including failure to make future payments, or the failure to post required letters of credit or other forms of credit support. In addition, Boardwalk Pipeline’s customers that file for bankruptcy protection may also seek to have their contracts with Boardwalk Pipeline rejected in the bankruptcy proceedings. During 2016, several of its customers declared bankruptcy. While the overall impact of these bankruptcies was not material to its business in 2016, one of the bankruptcies did negatively affect one of its growth projects.

Boardwalk Pipeline relies on a limited number of customers for a significant portion of its revenues.

For 2016, while no customer comprised 10% or more of its operating revenues, the top ten customers comprised approximately 42% of revenues. If any of Boardwalk Pipeline’s significant customers have credit or financial problems which result in bankruptcy, a delay or failure to pay for services provided by Boardwalk Pipeline to post the required credit support for construction associated with its growth projects or existing contracts or to repay the gas they owe Boardwalk Pipeline, it could have a material adverse effect on its business.

Boardwalk Pipeline’s actual construction and development costs could exceed its forecasts, its anticipated cash flow from construction and development projects will not be immediate and its construction and development projects may not be completed on time or at all.

Boardwalk Pipeline is engaged in multiple significant construction projects involving its existing assets and the construction of new facilities for which it has expended or will expend significant capital. Boardwalk Pipeline expects to continue to engage in the construction of additional growth projects and modifications of its system. When Boardwalk Pipeline builds a new pipeline or expands or modifies an existing facility, the design, construction and development occurs over an extended period of time, and it will not receive any revenue or cash flow from that project until after it is placed in service. Typically, there are several years between when the project is announced and when customers begin using the new facilities. During this period, Boardwalk Pipeline spends capital and incurs costs without receiving any of the financial benefits associated with the projects. The construction of new assets involves regulatory, environmental, activist, legal, political, materials and labor costs, as well as operational and other risks that are difficult to predict and beyond Boardwalk Pipeline’s control. Any of these projects may not be completed on time or at all due to a variety of factors, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that Boardwalk Pipeline is not aware of when it commits to the project, including the inability of any shipper to provide adequate credit support or to otherwise perform their obligations under any precedent agreements. Any of these events could result in material unexpected costs or have a material adverse effect on Boardwalk Pipeline’s ability to realize the anticipated benefits from its growth projects.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipeline to increased capital and operating costs and operational delays.

Boardwalk Pipeline’s interstate pipelines are subject to regulation by PHMSA, which is part of DOT. PHMSA regulates the design, installation, testing, construction, operation, replacement and management of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures to promote pipeline safety in HCAs, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of Boardwalk Pipeline’s intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law. Compliance with these rules has resulted in an overall increase in maintenance costs. PHMSA has issued notices of proposed rulemaking in April of 2015 and March of 2016, which have proposed new, more prescriptive regulations related to the overall operations of Boardwalk Pipeline’s interstate natural gas and NGLs pipelines, which, if adopted as proposed, will cause it to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to its ability to reliably serve its customers. Additionally, requirements that are imposed under the 2011 Act and 2016 Act may also increase Boardwalk Pipeline’s capital and operating costs or impact the operation of its pipeline.

Boardwalk Pipeline has entered into firm transportation contracts with shippers on certain of its expansion projects that utilize the design capacity of certain of its pipeline assets, based upon the authority Boardwalk Pipeline received from PHMSA to operate those pipelines at higher than normal operating pressures of up to 0.80 of the pipeline’s SMYS. PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, it could affect Boardwalk Pipeline’s ability to transport all of its contracted quantities of natural gas on these pipeline assets and it could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact Boardwalk Pipeline’s business.

Boardwalk Pipeline’s customers, especially producers, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors. The declines in the levels of natural gas, oil and NGLs prices experienced in 2015 and 2016 have adversely affected the businesses of Boardwalk Pipeline’s producer customers and reduced the demand for Boardwalk Pipeline’s services and could result in defaults or the non-renewal of Boardwalk Pipeline’s contracted capacity when existing contracts expire. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and reduce demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could reduce the utilization of capacity on Boardwalk Pipeline’s systems and reduce the demand of its services.

A significant portion of Boardwalk Pipeline’s debt will mature over the next five years and will need to be paid or refinanced and changes to the debt and equity markets could adversely affect its business.

A significant portion of Boardwalk Pipeline’s debt is set to mature in the next five years, including its revolving credit facility. Boardwalk Pipeline may not be able to refinance its maturing debt on commercially reasonable terms, or at all, depending on numerous factors, including its financial condition and prospects at the time and the then current state of the banking and capital markets in the U.S.

Limited access to the debt and equity markets could adversely affect Boardwalk Pipeline’s business.

Boardwalk Pipeline’s current strategy is to fund its announced growth projects through currently available financing options, including utilizing cash generated from operations, borrowings under its revolving credit facility, accessing proceeds from its subordinated loan agreement with a subsidiary of the Company and accessing the capital markets. Changes in the debt and equity markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. Instability in the financial markets may increase Boardwalk Pipeline’s cost of capital while reducing the availability of funds. This may affect its ability to raise capital and reduce the amount of cash available to fund its operations or growth projects. If the debt and equity markets were not available, it is not certain if other adequate financing options would be available to Boardwalk Pipeline on terms and conditions that it would find acceptable.

Any disruption in the capital markets could require Boardwalk Pipeline to take additional measures to conserve cash until the markets stabilize or until it can arrange alternative credit arrangements or other funding for its business needs. Such measures could include reducing or delaying business activities, reducing its operations to lower expenses and reducing other discretionary uses of cash. Boardwalk Pipeline may be unable to execute its growth strategy or take advantage of certain business opportunities.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by the FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. The FERC’s rate-making policies could limit its ability to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by the FERC, including the types and terms of services Boardwalk Pipeline may offer to its customers, construction of new facilities, creation, modification or abandonment of services or facilities, recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect Boardwalk Pipeline’s ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. The FERC can also deny Boardwalk Pipeline the right to abandon certain facilities from service.

The FERC also regulates the rates Boardwalk Pipeline can charge for its natural gas transportation and storage operations. For cost-based services, the FERC establishes both the maximum and minimum rates Boardwalk Pipeline can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The FERC has issued a notice of inquiry concerning the inclusion of income taxes in the rates of an interstate pipeline that operates as a master limited partnership. The ultimate outcome of this proceeding could impact the maximum rates Boardwalk Pipeline can charge on its FERC regulated pipelines. Boardwalk Pipeline may not be able to earn a return or recover all of its costs, including certain costs associated with pipeline integrity activities, through existing or future rates. The FERC or Boardwalk Pipeline’s customers can challenge the existing rates on any of Boardwalk Pipeline’s pipelines. Such a challenge against Boardwalk Pipeline could adversely affect its ability to charge rates that would cover future increases in its costs or even to continue to collect rates to maintain its current revenue levels that are designed to permit a reasonable opportunity to recover current costs and depreciation and earn a reasonable return.

Boardwalk Pipeline may not be successful in executing its strategy to grow and diversify its business.

Boardwalk Pipeline relies primarily on the revenues generated from its natural gas long-haul transportation and storage services. Negative developments in these services have significantly greater impact on Boardwalk Pipeline’s financial condition and results of operations than if it maintained more diverse assets. Boardwalk Pipeline is pursuing a strategy of growing and diversifying its business through acquisition and development of assets in complementary areas of the midstream energy sector, such as liquids transportation and storage assets. Boardwalk Pipeline’s ability to grow, diversify and increase distributable cash flows will depend, in part, on its ability to expand its existing business lines and to close and execute on accretive acquisitions. Boardwalk Pipeline may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable. Any such transactions involve potential risks that may include, among other things:

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

Additionally, acquisitions also contain the following risks:

•	an inability to integrate successfully the businesses Boardwalk Pipeline acquires;

•	the assumption of unknown liabilities for which it is not indemnified, for which its indemnity is inadequate or for which its insurance policies may exclude from coverage;

•	limitations on rights to indemnity from the seller; and

•	customer or key employee losses of an acquired business.

Boardwalk Pipeline’s ability to replace expiring gas storage contracts at attractive rates or on a long-term basis and to sell short-term services at attractive rates or at all are subject to market conditions.

Boardwalk Pipeline owns and operates substantial natural gas storage facilities. The market for the storage and PAL services that it offers is impacted by the factors and market conditions discussed above for Boardwalk Pipeline’s transportation services, and is also impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. When market conditions cause a narrowing of time period price spreads and a decline in the price volatility of natural gas, these factors adversely impact the rates Boardwalk Pipeline can charge for its storage and PAL services.

Boardwalk Pipeline’s operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which it may not be adequately insured.

There are a variety of operating risks inherent in transporting and storing natural gas, ethylene and NGLs, such as leaks and other forms of releases, explosions, fires, cyber-attacks and mechanical problems, some of which could have catastrophic consequences. Additionally, the nature and location of Boardwalk Pipeline’s business may make it susceptible to catastrophic losses from hurricanes or other named storms, particularly with regard to its assets in the Gulf Coast region, windstorms, earthquakes, hail, and severe winter weather. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipeline’s operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of its operations and substantial financial losses. The location of pipelines in HCAs, which includes populated areas, residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.

Boardwalk Pipeline currently possesses property, business interruption, cyber threat and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. The insurance coverage Boardwalk Pipeline does obtain may contain large deductibles or fail to cover certain events, hazards or all potential losses.

Climate change legislation and regulations restricting emissions of greenhouse gases (“GHGs”) could result in increased operating and capital costs and reduced demand for Boardwalk Pipeline’s pipeline and storage services.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases. While no comprehensive climate change legislation has been implemented at the federal level, the Environmental Protection Agency (“EPA”) and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.

In particular, the EPA has adopted rules that, among other things, establish certain permit reviews for GHG emissions from certain large stationary sources, which reviews could require securing permits at covered facilities emitting GHGs and meeting defined technological standards for those GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore processing, transmission, storage and distribution facilities as well as gathering, compression and boosting facilities and blowdowns of natural gas transmission pipelines.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June of 2016, the EPA published regulations requiring certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions and, in November of 2016, the EPA began seeking additional information on methane emissions from certain existing facilities and operations in the oil and natural gas sector that could be developed into federal guidelines that states must consider in developing their own rules for regulating sources within their borders. In December of 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the U.S. in April of 2016 and entered into force in November of 2016, however this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events.

Risks Related to Us and Our Subsidiary, Loews Hotels Holding Corporation

Loews Hotels’ business may be adversely affected by various operating risks common to the lodging industry, including competition, excess supply and dependence on business travel and tourism.

Loews Hotels owns and operates hotels which have different economic characteristics than many other real estate assets. A typical office property, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each hotel to change every day, and results in earnings that can be highly volatile.

In addition, Loews Hotels’ properties are subject to various operating risks common to the lodging industry, many of which are beyond Loews Hotels’ control, including:

●	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

●	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

●	outbreaks of pandemic or contagious diseases, such as norovirus, avian flu, severe acute respiratory syndrome (“SARS”), H1N1 (“swine flu”), Ebola and Zika virus;

●	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, oil spills, fires and nuclear incidents;

●	any material reduction or prolonged interruption of public utilities and services, including water and electric power;

●	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business due to adverse economic conditions or otherwise;

●	decreased need for business-related travel due to innovations in business-related technology;

●	competition from other hotels and alternative accommodations, such as Airbnb, in the markets in which Loews Hotels operates;

●	excess supply of hotels in the markets in which Loews Hotels operates;

●	requirements for periodic capital reinvestment to repair and upgrade hotels;

●

increases in operating costs including, but not limited to, labor (including minimum wage increases), workers’ compensation, benefits, insurance, food, energy and unanticipated costs resulting from force majeure events, due to inflation, new or different federal, state or local governmental regulations and other factors that may not be offset by increased room rates;

●	the costs and administrative burdens associated with compliance with applicable laws and regulations;

●	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;

●	decreased airline capacities and routes;

●	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

●

organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for Loews Hotels’ properties generally as a result of certain labor tactics;

●

changes in the desirability of particular locations or travel patterns of customers, geographic concentration of Loews Hotels’ operations and customers and shortages of desirable locations for development; and

●	relationships with third-party property owners, developers, landlords and joint venture partners, including the risk that owners and/or partners may terminate management or joint venture agreements.

These factors, and the reputational repercussions of these factors, could adversely affect, and from time to time have adversely affected, individual hotels and hotels in particular regions.

Loews Hotels is exposed to the risks resulting from significant investments in owned and leased real estate, which could increase its costs, reduce its profits, limit its ability to respond to market conditions or restrict its growth strategy.

Loews Hotels’ proportion of owned and leased properties, compared to the number of properties that it manages for third-party owners, is larger than that of some of its competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, including:

●	governmental regulations relating to real estate ownership;

●	real estate, insurance, zoning, tax, environmental and eminent domain laws;

●	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

●	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

●

risks associated with the possibility that cost increases will outpace revenue increases and that, in the event of an economic slowdown, a high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

●	risks associated with real estate leases, including the possibility of rent increases and the inability to renew or extend upon favorable terms;

●	fluctuations in real estate values and potential impairments in the value of Loews Hotels’ assets; and

●	the relative illiquidity of real estate compared to some other assets.

The hospitality industry is subject to seasonal and cyclical volatility.

The hospitality industry is seasonal in nature. The periods during which Loews Hotels’ properties experience higher revenues vary from property to property, depending principally upon location and the consumer base served. Loews Hotels generally expects revenues to be lower in the first quarter of each year than in each of the three subsequent quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of its industry may contribute to fluctuation in Loews Hotels’ results of operations and financial condition.

Loews Hotels operates in a highly competitive industry, both for customers and for acquisitions of new properties.

The lodging industry is highly competitive. Loews Hotels’ properties compete with other hotels and alternative accommodations based on a number of factors, including room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of its competitors also have greater financial and marketing resources than Loews Hotels, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with Loews Hotels’ existing hotels, improve their properties, expand and improve their marketing efforts, all of which could adversely affect the ability of Loews Hotels’ properties to attract prospective guests as well as limit or slow future growth. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms.

Loews Hotels also competes for hotel acquisitions with entities that have similar investment objectives as it does. This competition could limit the number of suitable investment opportunities. It may also increase the bargaining power of property owners seeking to sell to Loews Hotels, making it more difficult for Loews Hotels to acquire new properties on attractive terms or on the terms contemplated in its business plan.

Any deterioration in the quality or reputation of Loews Hotels’ brands could have an adverse effect on its reputation and business.

Loews Hotels’ brands and its reputation are among its most important assets. Its ability to attract and retain guests depends, in part, on the public recognition of its brands and their associated reputation. If its brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, Loews Hotels may be unable to attract guests to its properties, and may further be unable to attract or retain joint venture partners or hotel owners.

The occurrence of accidents or injuries, natural disasters, crime, individual guest notoriety or similar events at Loews Hotels’ properties can harm its reputation, create adverse publicity and cause a loss of consumer confidence in its business. Because of the broad expanse of Loews Hotels’ business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations. In addition, the recent expansion of social media has compounded the potential scope of negative publicity.

Loews Hotels’ properties are geographically concentrated, which exposes its business to the effects of regional events and occurrences.

Loews Hotels has a concentration of hotels in Florida. Specifically, as of December 31, 2016, seven hotels, representing approximately 50% of rooms in its system, were located in Florida. The concentration of hotels in one region or a limited number of markets may expose Loews Hotels to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments include regional economic downturns, a decline in the popularity of or access to area tourist attractions, such as theme parks, significant increases in the number of Loews Hotels’ competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which it is concentrated. In addition, Loews Hotels’ properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, which may in the future be intensified as a result of climate change, as well as outbreaks of pandemic or contagious diseases, such as Zika virus. Depending on the severity of these acts of nature, Loews Hotels could be required to close all or substantially all of its hotels in the Florida market for a period of time while the necessary repairs and renovations, as applicable, are undertaken, or until the adverse condition has dissipated.

The growth and use of alternative reservation channels adversely affects Loews Hotels’ business.

A significant percentage of hotel rooms for guests at Loews Hotels’ properties is booked through internet travel and other intermediaries. In most cases, Loews Hotels has agreements with such intermediaries and pays them commissions and/or fees for sales of its rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions or fees, reduced room rates or other significant concessions from Loews Hotels. There can be no assurance that Loews Hotels will be able to negotiate such agreements in the future with terms as favorable as those that exist today. Moreover, these intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites and other outlets. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to Loews Hotels’ brands.

Under certain circumstances, Loews Hotels’ insurance coverage may not cover all possible losses, and it may not be able to renew its insurance policies on favorable terms, or at all.

Although Loews Hotels maintains various property, casualty and other insurance policies, proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. The insurance coverage Loews Hotels does obtain may contain large deductibles or fail to cover certain events, hazards or all potential losses.

Labor shortages could restrict Loews Hotels’ ability to operate its properties or grow its business or result in increased labor costs that could reduce its profits.

Loews Hotels’ properties are staffed 24 hours a day, seven days a week by thousands of employees. If it is unable to attract, retain, train and engage skilled employees, its ability to manage and staff its properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages could also hinder its ability to grow and expand its business. Because payroll costs are a major component of the operating expenses at its properties, a shortage of skilled labor could also require higher wages that would increase its labor costs.

Risks Related to Us and Our Subsidiaries Generally

In addition to the specific risks and uncertainties faced by our subsidiaries, as discussed above, we and all of our subsidiaries face additional risks and uncertainties described below.

Acts of terrorism could harm us and our subsidiaries.

Terrorist attacks and the continued threat of terrorism in the United States or abroad, the continuation or escalation of existing armed hostilities or the outbreak of additional hostilities, including military and other action by the United States and its allies, could have a significant impact on us and the assets and businesses of our subsidiaries. CNA issues coverages that are exposed to risk of loss from an act of terrorism. Terrorist acts or the threat of terrorism could also result in increased political, economic and financial market instability, a decline in energy consumption and volatility in the price of oil and gas, which could affect the market for Diamond Offshore’s drilling services and Boardwalk Pipeline’s transportation and storage services. In addition, future terrorist attacks could lead to reductions in business travel and tourism which could harm Loews Hotels. While our subsidiaries take steps that they believe are appropriate to secure their assets, there is no assurance that they can completely secure them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

Changes in tax laws, regulations or treaties, or the interpretation or enforcement thereof in jurisdictions in which we or our subsidiaries operate could adversely impact us.

Changes in federal, state or foreign tax laws, regulations or treaties applicable to us or our subsidiaries or changes in the interpretation or enforcement thereof could materially and adversely impact our and our subsidiaries’ tax liability, financial condition, results of operations and cash flows, including the amount of cash our subsidiaries have available to distribute to their shareholders, including us. In particular, potential changes to tax laws relating to tax credits, the corporate tax rate or the taxation of interest from municipal bonds (and thus the rate at which CNA discounts its long term care reserves), foreign earnings and publicly traded partnerships could have such material adverse effects.

Our subsidiaries face significant risks related to compliance with environmental laws.

Our subsidiaries have extensive obligations and financial exposure related to compliance with federal, state, local, foreign and international environmental laws, including those relating to the discharge of substances into the environment, the disposal, removal or clean up of hazardous wastes and other activities relating to the protection of the environment. Many of such laws have become increasingly stringent in recent years and may in some cases impose strict liability, which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Diamond Offshore could be liable for damages and costs incurred in connection with oil spills related to its operations, including for conduct of or conditions caused by others. Boardwalk Pipeline is also subject to environmental laws and regulations, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which it disposes of waste, requiring remedial action to remove or mitigate contamination resulting from a spill or other release and requiring capital expenditures to comply with pollution control requirements. Further, existing environmental laws or the interpretation or enforcement thereof may be amended and new laws may be adopted in the future.

Failures or interruptions in or breaches to our or our subsidiaries’ computer systems could materially and adversely affect our or our subsidiaries’ operations.

We and our subsidiaries are dependent upon information technologies, computer systems and networks to conduct operations and are reliant on technology to help increase efficiency in our businesses. We are dependent upon operational and financial computer systems to process the data necessary to conduct almost all aspects of our businesses. Any failure of our or our subsidiaries’ computer systems, or those of our or their customers, vendors or others with whom we and they do business, could materially disrupt business operations. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including among others, storms and other natural disasters, terrorist attacks, fires, utility outages theft, design defects, human error or complications encountered as existing systems are replaced or upgraded. In addition, it has been reported that unknown entities or groups have mounted so-called “cyber attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In particular, the U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences and there have also been reports that hotel chains, among other consumer facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Breaches of our computer security infrastructure can result from actions by our employees, vendors, third party administrators or by unknown third parties, and may disrupt our operations, cause damage to our assets and surrounding areas and impact our data framework or cause a failure to protect personal information of customers or employees.

The foregoing risks relating to disruption of service, interruption of operations and data loss could impact our and our subsidiaries’ ability to timely perform critical business functions, resulting in disruption or deterioration in our and our subsidiaries’ operations and business and expose us to monetary and reputational damages. In addition, potential exposures include substantially increased compliance costs and required computer system upgrades and security related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations, both in the U.S. and foreign jurisdictions.

Loss of key vendor relationships or issues relating to the transitioning of vendor relationships could result in a materially adverse effect on our and our subsidiaries’ operations.

We and our subsidiaries rely on products, equipment and services provided by many third party suppliers, manufacturers and service providers in the United States and abroad, which exposes us and them to volatility in the quality, price and availability of such items. These include, for example, vendors of computer hardware, software and services, as well as other critical materials and services (including, in the case of CNA, claims administrators performing significant claims administration and adjudication functions). Certain products, equipment and services may be available from a limited number of sources. If one or more key vendors becomes unable to continue to provide products, equipment or services at the requisite level for any reason, or fails to protect our proprietary information, including in some cases personal information of employees, customers or hotel guests, we and our subsidiaries may experience a material adverse effect on our or their business, operations and reputation.

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

In particular, Diamond Offshore is currently experiencing declining demand for certain offshore drilling rigs as a result of excess rig supply in the industry and depressed market conditions. As a result, Diamond Offshore may incur additional asset impairments, rig retirements and/or rigs being scrapped.

We also test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. Asset impairment evaluations by us and our subsidiaries with respect to both long-lived assets and goodwill are, by nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of our assets which could impact the need to record an impairment charge and the amount of any charge taken.

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

We and our subsidiaries face competition for senior executives and qualified specialized talent.

We and our subsidiaries depend on the services of our key personnel, who possess skills critical to the operation of our and their businesses. Our and our subsidiaries’ executive management teams are highly experienced and possess extensive skills in their relevant industries. The ability to retain senior executives and to attract and retain highly skilled professionals and personnel with specialized industry and technical experience is important to our and our subsidiaries’ success and future growth. Competition for this talent can be intense, and we and our subsidiaries may not be successful in our efforts. The unexpected loss of the services of these individuals could have a detrimental effect on us and our subsidiaries and could hinder our and their ability to effectively compete in the various industries in which we and they operate.

We could have liability in the future for tobacco-related lawsuits.

As a result of our ownership of Lorillard, Inc. (“Lorillard”) prior to the separation of Lorillard from us in 2008 (the “Separation”), from time to time we have been named as a defendant in tobacco-related lawsuits and could be named as a defendant in additional tobacco-related suits, notwithstanding the completion of the Separation. In the Separation Agreement entered into between us and Lorillard and its subsidiaries in connection with the Separation, Lorillard and each of its subsidiaries has agreed to indemnify us for liabilities related to Lorillard’s tobacco business, including liabilities that we may incur for current and future tobacco-related litigation against us. While we do not believe that we have any liability for tobacco-related claims, and we have never been held liable for any such claims, an adverse decision in a tobacco-related lawsuit against us could, if the indemnification is deemed for any reason to be unenforceable or any amounts owed to us thereunder are not collectible, in whole or in part, have a material adverse effect on us.

From time to time we and our subsidiaries are subject to litigation, for which we and they may be unable to accurately assess the level of exposure and which if adversely determined, may have a significant adverse effect on our or their consolidated financial condition or results of operations.

We and our subsidiaries are or may become parties to legal proceedings and disputes. These matters may include, among others, contract disputes, claims disputes, reinsurance disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment and tax matters and other litigation incidental to our or their businesses. Although our current assessment is that, other than as disclosed in this Report, there is no pending litigation that could have a significant adverse impact, it is difficult to predict the outcome or effect of any litigation matters and if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in approximately 136,000 square feet of leased office space in New York City. Information relating to our subsidiaries’ properties is contained under Item 1.

Item 3. Legal Proceedings.

Information on our legal proceedings is included in Notes 17 and 18 of the Notes to Consolidated Financial Statements, included under Item 8.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “L.” The following table sets forth the reported high and low sales prices in each calendar quarter:

	2016		2015
	High	Low	High	Low

First Quarter	$39.62	$33.84	$42.78	$38.01
Second Quarter	41.09	37.25	42.59	38.14
Third Quarter	42.07	39.67	39.21	35.21
Fourth Quarter	48.05	40.61	38.88	34.40

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our Peer Group (“Loews Peer Group”) for the five years ended December 31, 2016. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2011 and that all dividends were reinvested.

	2011	2012	2013	2014	2015	2016
Loews Common Stock	100.0	108.91	129.64	113.59	104.47	128.19
S&P 500 Index	100.0	116.00	153.57	174.60	177.01	198.18
Loews Peer Group (a)	100.0	113.39	142.85	150.44	142.44	165.34

(a)

The Loews Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries: Chubb Limited (name change from ACE Limited after it acquired The Chubb Corporation on January 15, 2016), W.R. Berkley Corporation, The Chubb Corporation (included through January 15, 2016 when it was acquired by ACE Limited), Energy Transfer Partners L.P., Ensco plc, The Hartford Financial Services Group, Inc., Kinder Morgan Energy Partners, L.P. (included through November 26, 2014 when it was acquired by Kinder Morgan Inc.), Noble Corporation, Spectra Energy Corp, Transocean Ltd. and The Travelers Companies, Inc.

Dividend Information

We have paid quarterly cash dividends in each year since 1967. Regular dividends of $0.0625 per share of Loews common stock were paid in each calendar quarter of 2016 and 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2016 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in the first column)

Equity compensation plans approved by security holders (a)	6,334,709	$40.90	5,734,425
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)

Reflects 5,982,880 stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan and 351,829 outstanding unvested time-based and performance-based restricted stock units (“RSUs”) awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.

(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

As of February 10, 2017, we had approximately 900 holders of record of our common stock.

Common Stock Repurchases

During the fourth quarter of 2016, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2016 - October 31, 2016	N/A	N/A	N/A	N/A

November 1, 2016 - November 30, 2016	456,049	$42.05	N/A	N/A

December 1, 2016 - December 31, 2016	N/A	N/A	N/A	N/A

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2016	2015	2014	2013	2012

(In millions, except per share data)

Results of Operations:

Revenues	$13,105	$13,415	$14,325	$14,613	$14,072
Income before income tax	$936	$244	$1,810	$2,277	$2,022
Income from continuing operations	$716	$287	$1,353	$1,621	$1,509
Discontinued operations, net			(391)	(552)	(399)

Net income	716	287	962	1,069	1,110
Amounts attributable to noncontrolling interests	(62)	(27)	(371)	(474)	(542)

Net income attributable to Loews Corporation	$654	$260	$591	$595	$568

Net income attributable to Loews Corporation:
Income from continuing operations	$654	$260	$962	$1,149	$968
Discontinued operations, net			(371)	(554)	(400)

Net income	$654	$260	$591	$595	$568

Diluted Net Income Per Share:

Income from continuing operations	$1.93	$0.72	$2.52	$2.95	$2.44
Discontinued operations, net			(0.97)	(1.42)	(1.01)

Net income	$1.93	$0.72	$1.55	$1.53	$1.43

Financial Position:

Investments	$50,711	$49,400	$52,032	$52,945	$53,040
Total assets	76,594	76,006	78,342	79,913	79,997
Debt	10,778	10,560	10,643	10,318	8,476
Shareholders’ equity	18,163	17,561	19,280	19,458	19,459
Cash dividends per share	0.25	0.25	0.25	0.25	0.25
Book value per share	53.96	51.67	51.70	50.25	49.67
Shares outstanding	336.62	339.90	372.93	387.21	391.81

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

We are a holding company and have five reportable segments comprised of our four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels”); and our Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31	2016	2015	2014

(In millions)

CNA Financial	$774	$433	$802
Diamond Offshore	(186)	(156)	183
Boardwalk Pipeline	89	74	18
Loews Hotels	12	12	11
Corporate	(35)	(103)	(52)

Income from continuing operations	654	260	962
Discontinued operations, net			(371)

Net income attributable to Loews Corporation	$654	$260	$591

Basic and diluted net income per common share:
Income from continuing operations	$1.93	$0.72	$2.52
Discontinued operations, net			(0.97)

Net income	$1.93	$0.72	$1.55

2016 Compared with 2015

Consolidated net income attributable to Loews Corporation for 2016 was $654 million, or $1.93 per share, compared to $260 million, or $0.72 per share, in 2015.

Net income for 2016 included asset impairment charges of $267 million (after tax and noncontrolling interests) at Diamond Offshore. In 2015, net income included asset impairment charges at Diamond Offshore of $341 million (after tax and noncontrolling interests) and a reserve charge of $177 million (after tax and noncontrolling interests) related to the long term care business at CNA.

Net income attributable to Loews Corporation in 2016 increased compared to the prior year primarily due to the impact of the reserve charge at CNA in 2015 and the asset impairment charges at Diamond Offshore which were lower in 2016 compared to 2015. Absent these charges, net income increased $143 million due to higher earnings at CNA and Boardwalk Pipeline and improved results from the parent company investment portfolio. These increases were partially offset by lower earnings at Diamond Offshore.

2015 Compared to 2014

Consolidated net income attributable to Loews Corporation for 2015 was $260 million, or $0.72 per share, compared to $591 million, or $1.55 per share, in 2014. Net income in 2014 included discontinued operations reflecting the sale of HighMount Exploration & Production, LLC and CNA’s former life insurance subsidiary.

Income from continuing operations for 2015 was $260 million, or $0.72 per share, compared to $962 million, or $2.52 per share, in 2014. The decline in income from continuing operations was primarily due to a reserve charge at CNA related to the long term care business, asset impairment charges at Diamond Offshore and lower results from the parent company investment portfolio.

Unless the context otherwise requires, references to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2016, 2015 and 2014 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Year Ended December 31	2016	2015	2014

(In millions)

Revenues:
Insurance premiums	$6,924	$6,921	$7,212
Net investment income	1,988	1,840	2,067
Investment gains (losses)	62	(71)	54
Other revenues	410	411	359

Total	9,384	9,101	9,692

Expenses:
Insurance claims and policyholders’ benefits	5,283	5,384	5,591
Amortization of deferred acquisition costs	1,235	1,540	1,317
Other operating expenses	1,558	1,469	1,386
Interest	167	155	183

Total	8,243	8,548	8,477

Income before income tax	1,141	553	1,215
Income tax expense	(279)	(71)	(322)

Income from continuing operations	862	482	893
Discontinued operations, net			(197)

Net income	862	482	696
Amounts attributable to noncontrolling interests	(88)	(49)	(71)

Net income attributable to Loews Corporation	$774	$433	$625

2016 Compared with 2015

Income from continuing operations increased $380 million in 2016 as compared with 2015, primarily as a result of a $305 million ($177 million after tax and noncontrolling interests) charge in 2015 related to increasing long term care active life and claim reserves. As the active life reserve assumptions were unlocked in 2015, long term care results in 2016 improved significantly. Results in 2016 also reflect favorable net prior year development of $314 million as compared to $218 million recorded in 2015. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements under Item 8. In addition, net investment income increased $148 million and investment results improved $133 million in 2016 as compared with 2015, driven by improved limited partnership investments and fixed maturity securities income, lower other-than-temporary impairment (“OTTI”) losses recognized in earnings and higher net realized investment gains on sales of securities. These increases were partially offset by an increase in the current accident year loss ratio and higher underwriting expenses.

2015 Compared with 2014

Income from continuing operations decreased $411 million in 2015 as compared with 2014. Results in 2015 were negatively impacted by a $305 million ($177 million after tax and noncontrolling interests) charge related to recognition of a premium deficiency and a small deficiency in claim reserves in CNA’s long term care business as further discussed in the Insurance Reserves section of this MD&A. In addition, results in 2015 decreased $78 million ($46 million after tax and noncontrolling interests) as compared to 2014 as a result of the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. In addition, results in 2015 as compared with 2014 included lower net investment income and investment losses driven by lower limited partnership results and higher OTTI losses, partially offset by improved underwriting results. Results in 2014 were impacted by a $31 million (after tax and noncontrolling interests) loss on a coinsurance transaction related to the sale of CNA’s former life insurance subsidiary.

CNA’s Core and Non-Core Operations

CNA’s core business is its property and casualty insurance operations that include its Specialty, Commercial and International lines of business. CNA’s non-core operations include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including CNA Re and A&EP. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s core and non-core operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

In assessing CNA’s insurance operations, the Company utilizes the net operating income (loss) financial measure. Net operating income (loss) is calculated by excluding from net income (loss) the after tax and noncontrolling interests effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Net operating income (loss) is deemed to be a non-GAAP financial measure and management believes this measure is useful to investors as management uses this measure to assess financial performance.

Property and Casualty Operations

In evaluating the results of the property and casualty operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes rate, retention and new business in evaluating operating trends. Rate represents the average change in price on policies that renew excluding exposure change. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. New business represents premiums from policies written with new customers and additional policies written with existing customers.

The following tables summarize the results of CNA’s property and casualty operations for the years ended December 31, 2016, 2015 and 2014.

Year Ended December 31, 2016	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$2,780	$2,841	$821	$6,442
Net earned premiums	2,779	2,804	806	6,389
Net investment income	516	638	51	1,205
Net operating income	583	280	18	881
Net realized investment gains	3	1	14	18
Net income	586	281	32	899

Other performance metrics:
Loss and loss adjustment expense ratio	52.8%	68.7%	61.0%	60.8%
Expense ratio	32.0	36.8	38.1	34.9
Dividend ratio	0.2	0.3		0.2

Combined ratio	85.0%	105.8%	99.1%	95.9%

Rate	1%	(2)%	(1)%	0%
Retention	87%	84%	76%	84%
New Business (a)	$252	$524	$240	$1,016

Year Ended December 31, 2015

Net written premiums	$2,781	$2,818	$822	$6,421
Net earned premiums	2,782	2,788	804	6,374
Net investment income	474	593	52	1,119
Net operating income	502	331	33	866
Net realized investment (losses) gains	(19)	(28)	1	(46)
Net income	483	303	34	820

Other performance metrics:
Loss and loss adjustment expense ratio	57.4%	65.1%	59.5%	61.0%
Expense ratio	31.1	36.1	38.1	34.2
Dividend ratio	0.2	0.3		0.2

Combined ratio	88.7%	101.5%	97.6%	95.4%

Rate	1%	1%	(1)%	1%
Retention	87%	78%	76%	81%
New Business (a)	$279	$552	$111	$942

Year Ended December 31, 2014	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$2,839	$2,817	$880	$6,536
Net earned premiums	2,838	2,906	913	6,657
Net investment income	560	723	61	1,344
Net operating income	569	276	63	908
Net realized investment gains (losses)	9	9	(1)	17
Net income	578	285	62	925

Other performance metrics:
Loss and loss adjustment expense ratio	57.3%	75.3%	53.5%	64.6%
Expense ratio	30.1	33.7	38.9	32.9
Dividend ratio	0.2	0.3		0.2

Combined ratio	87.6%	109.3%	92.4%	97.7%

Rate	3%	5%	(1)%	3%
Retention	87%	73%	74%	78%
New Business (a)	$309	$491	$115	$915

(a)	Includes Hardy new business of $133 million for the year ended December 31, 2016. Prior years amounts are not included for Hardy.

2016 Compared with 2015

Net written premiums increased $21 million in 2016 as compared with 2015. Net written premiums for Commercial increased $23 million in 2016 as compared with 2015, driven by strong retention in middle markets, partially offset by a decrease in small business, which included a premium rate adjustment, as discussed in Note 18 of the Notes to Consolidated Financial Statements under Item 8. Net written premiums for Specialty in 2016 were consistent with 2015 as growth in warranty was offset by a decrease in management and professional liability and health care due to underwriting actions undertaken in certain business lines. Net written premiums for International in 2016 were consistent with 2015 and include favorable period over period premium development of $24 million. Excluding the effect of foreign currency exchange rates and premium development, net written premiums increased 1.4% in 2016 in International. The increase in net earned premiums was consistent with the trend in net written premiums in Commercial. Excluding the effect of foreign currency exchange rates and premium development, the increase in net earned premiums was consistent with the trend in net written premiums in International.

Net operating income increased $15 million in 2016 as compared with 2015. The increase in net operating income was primarily due to higher favorable net prior year reserve development and net investment income, partially offset by an increase in the current accident year loss ratio and higher underwriting expenses. Catastrophe losses were $100 million (after tax and noncontrolling interests) in 2016 as compared to catastrophe losses of $85 million (after tax and noncontrolling interests) in 2015.

Favorable net prior year development of $316 million and $218 million was recorded in 2016 and 2015. Specialty recorded favorable net prior year development of $305 million and $152 million in 2016 and 2015, Commercial recorded unfavorable net prior year development of $53 million in 2016 as compared with favorable net prior year development of $30 million in 2015 and International recorded favorable net prior year development of $64 million and $36 million in 2016 and 2015. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio decreased 3.7 points in 2016 as compared with 2015. The loss ratio decreased 4.6 points due to higher favorable net prior year reserve development, partially offset by a higher current accident year loss ratio. Specialty’s expense ratio increased 0.9 points in 2016 as compared with 2015 due to higher employee costs and higher information technology (“IT”) spending primarily related to new underwriting platforms.

Commercial’s combined ratio increased 4.3 points in 2016 as compared with 2015. The loss ratio increased 3.6 points due to the unfavorable period over period effect of net prior year reserve development and a higher current accident year loss ratio due to higher large losses. Commercial’s expense ratio increased 0.7 points in 2016 as compared with 2015 due to higher employee costs and higher IT spending primarily related to a new underwriting platform.

International’s combined ratio increased 1.5 points in 2016 as compared with 2015. The loss ratio increased 1.5 points, primarily due to an increase in the current accident year loss ratio driven by a higher level of large losses related to political risk, property and financial institutions, partially offset by higher favorable net prior year development. International’s expense ratio was consistent with 2015.

2015 Compared with 2014

Net written premiums decreased $115 million in 2015 as compared with 2014. This decrease was driven by the unfavorable effect of foreign currency exchange rates, the 2014 termination of a specialty product managing general underwriter relationship in Canada and unfavorable premium development at Hardy, all in International, lower new business in Specialty and the residual effect of previous underwriting actions undertaken in certain business classes, offset by positive rate, higher retention and new business in Commercial. Net earned premiums decreased $283 million in 2015 as compared with 2014, consistent with the trend in net written premiums.

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

Favorable net prior year development of $218 million and $50 million was recorded in 2015 and 2014. Specialty recorded favorable net prior year development of $152 million and $149 million in 2015 and 2014, Commercial recorded favorable net prior year development of $30 million in 2015 as compared with unfavorable net prior year development of $156 million in 2014 and International recorded favorable net prior year development of $36 million and $57 million in 2015 and 2014. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 1.1 points in 2015 as compared with 2014. The loss ratio increased 0.1 point due to deterioration in the current accident year loss ratio, primarily offset by higher net favorable prior year development. Specialty’s expense ratio increased 1.0 point in 2015 as compared with 2014, driven by increased underwriting expenses and the unfavorable effect of lower net earned premiums.

Commercial’s combined ratio improved 7.8 points in 2015 as compared with 2014. The loss ratio improved 10.2 points, due to favorable net prior year development for 2015 as compared to unfavorable net prior year development for 2014 and an improved current accident year loss ratio. Commercial’s expense ratio increased 2.4 points in 2015 as compared with 2014, due to higher expenses including increased commissions, the favorable impact in 2014 of recoveries on insurance receivables written off in prior years and the unfavorable effect of lower net earned premiums.

International’s combined ratio increased 5.2 points in 2015 as compared with 2014. The loss ratio increased 6.0 points, primarily due to less favorable net prior year development and an increase in the current accident year loss ratio driven by large losses. International’s expense ratio improved 0.8 points as compared with 2014, due to lower expenses, partially offset by the unfavorable effect of lower net earned premiums.

Non-Core Operations

The following table summarizes the results of CNA’s non-core operations for the years ended December 31, 2016, 2015 and 2014.

Years Ended December 31	2016	2015	2014

(In millions)

Net earned premiums	$ 536	$ 548	$ 556
Net investment income	783	721	723
Net operating loss	(146)	(399)	(138)
Net realized investment gains	21	12	15
Net loss from continuing operations	(125)	(387)	(123)

2016 Compared with 2015

Net loss from continuing operations decreased $262 million in 2016 as compared to 2015. In 2015, CNA recognized a $177 million (after-tax and noncontrolling interests) charge relating to a premium deficiency and claim reserve strengthening in its long term care business. The December 31, 2015 Gross Premium Valuation (“GPV”) indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was effected by the write off of the entire long term care deferred acquisition cost of $289 million and an increase to active life reserves of $7 million. Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results of CNA’s long term care business in 2016 reflect the variance between actual experience and the expected results contemplated in its best estimate reserves.

In 2016, the long term care business recorded net operating income of $18 million (after tax and noncontrolling interests), driven by a favorable release of claim reserves resulting from the annual claims experience study and higher net investment income due to an increase in the invested asset base. The long term care results were generally in line with expectations, as the impact of favorable morbidity was partially offset by unfavorable persistency. In 2015, results of CNA’s long term care business reflected variances between actual experience and actuarial assumptions that were locked-in at policy issuance. As a result of the reserve assumption unlocking, the 2016 and 2015 results are not comparable. For further discussion of the GPV and premium deficiency, see the Insurance Reserves section of this MD&A.

Results in 2016 and 2015 were also negatively affected by $74 million and $49 million (after tax and noncontrolling interests) charges related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP loss portfolio transfer, as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

2015 Compared with 2014

Net loss from continuing operations increased $264 million in 2015 as compared with 2014 driven by the $177 million (after tax and noncontrolling interests) charge related to recognition of a premium deficiency and claim reserve strengthening in CNA’s long term care business, discussed above. Excluding the effects of this item, results in 2015 were also negatively affected by higher morbidity in CNA’s long term care business. Results in 2014 were negatively affected by a $31 million loss (after tax and noncontrolling interests) on a coinsurance transaction related to the sale of CNA’s former life insurance subsidiary.

Results in 2015 were also negatively impacted by an increase in gross A&EP claim reserves. While all of this reserve development is reinsured under the loss portfolio transfer, only a portion of the reinsurance recovery is currently recognized because of the application of retroactive reinsurance accounting. As a result, a charge of $84 million ($49 million after tax and noncontrolling interests) was recorded in 2015, as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. Additionally, results in 2015 benefited from lower interest expense due to the maturity of higher coupon debt in the fourth quarter of 2014.

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

Diamond Offshore

Overview

Oil prices, which had fallen to a 12-year low of less than $30 per barrel in January of 2016, rebounded to some extent into the low-to-mid-$50s per barrel range by the end of January of 2017, in part due to expectations that an agreement to cut production by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) and others that went into effect in 2017 would reduce the oversupply of oil and raise and potentially stabilize oil prices. To date, however, oil prices have continued to exhibit volatility due to multiple factors, including fluctuations in the current and expected level of global oil inventories and estimates of global demand. Despite the recent rise in oil prices and announcements by a few customers of planned increases in capital spending in 2017, Diamond Offshore expects that overall capital spending for offshore exploration and development in 2017 will be lower than 2016 levels. As a consequence, the offshore contract drilling industry remains weak.

Industry analysts have reported that in 2016, for the second consecutive year, the global supply of floater rigs decreased with 24 floaters being scrapped during the year. In addition, many drilling rigs across all water depth categories were cold stacked in 2016. Despite these events, the oversupply of drilling rigs in the floater markets continues to persist. Industry reports indicate that only three newbuild floaters were delivered in 2016; however, there are approximately 40 newbuild floaters scheduled for delivery between 2017 and 2021. Industry analysts predict that these delivery dates may extend further as newbuild owners negotiate with their respective shipyards.

Given the oversupply of rigs, competition for the limited number of offshore drilling jobs continues to be intense. In some cases, dayrates have been negotiated at break-even or below-cost levels in order to enable the drilling contractor to recover a portion of operating costs for rigs that would otherwise be uncontracted or cold stacked. In addition, customers have indicated a preference for “hot” rigs rather than reactivated cold-stacked rigs. This preference incentivizes the drilling contractor to contract rigs at lower rates for the sole purpose of maintaining the rigs in an active state and allowing for at least partial cost recovery. Industry analysts have predicted that the offshore contract drilling market will remain depressed through 2017.

As a result of the continuing depressed market conditions in the offshore drilling industry and continued pessimistic outlook for the near term, certain of Diamond Offshore’s customers, as well as those of its competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations have included requests to lower the contract dayrate in some cases in exchange for additional contract term, shorten the term on one contracted rig in exchange for additional term on another rig, to early terminate a contract in exchange for a lump sum payout and other requests. In addition to the potential for renegotiations, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract early after specified notice periods, usually resulting in a requirement for the customer to pay a contractually specified termination amount, which may not fully compensate Diamond Offshore for the loss of the contract. As a result of these depressed market conditions, some customers have also utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where Diamond Offshore believes it is in compliance with the contracts.

Particularly during depressed market conditions, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect Diamond Offshore’s business. When a customer terminates a contract prior to the contract’s scheduled expiration, Diamond Offshore’s contract backlog is also adversely impacted.

Diamond Offshore’s results of operations and cash flows for the years ended December 31, 2016 and 2015 have been materially impacted by depressed market conditions in the offshore drilling industry. Diamond Offshore currently expects that these adverse market conditions will continue for the foreseeable future. The continuation of these conditions for an extended period could result in more of Diamond Offshore’s rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect its financial condition, results of operations and cash flows. When Diamond Offshore cold stacks or elects to scrap a rig, it evaluates the rig for impairment. During 2016, Diamond Offshore recognized an aggregate impairment loss of $680 million, related to eight of its drilling rigs and related spare parts and supplies. During 2015, Diamond Offshore recognized an aggregate impairment loss of $861 million related to 17 of its drilling rigs.

Historically, the longer a drilling rig remains cold stacked, the higher the cost of reactivation and, depending on the age, technological obsolescence and condition of the rig, the lower the likelihood that the rig will be reactivated at a future date. As of January 30, 2017, ten rigs in Diamond Offshore’s fleet were cold stacked.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $3.6 billion, $4.1 billion and $5.2 billion as of January 1, 2017 (based on contract information known at that time), October 1, 2016 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) and February 16, 2016 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2015). The contract drilling backlog by year as of January 1, 2017 is $1.5 billion in 2017, $1.1 billion in 2018, $0.8 billion in 2019 and $0.2 billion in 2020. Contract drilling backlog includes $158 million, $158 million, $150 million and $6 million for 2017, 2018, 2019 and 2020 attributable to the Ocean GreatWhite, which reflects a revised standby rate that allows Diamond Offshore to pass along certain cost savings to its customer while maintaining approximately the same operating margin and cash flows as the original contract and $149 million and $119 million for 2017 and 2018 attributable to contracted work for the Ocean Valor under a contract that Petróleo Brasileiro S.A. (“Petrobras”) has attempted to terminate and is currently in effect pursuant to an injunction granted by a Brazilian court, which Petrobras has appealed.

Contract drilling backlog includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods stated above due to various factors affecting utilization such as weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate its contracts, which could adversely affect its reported backlog.

Results of Operations

Diamond Offshore’s pretax income (loss) is primarily a function of contract drilling revenue earned less contract drilling expenses incurred or recognized. The two most significant variables affecting Diamond Offshore’s contract drilling revenues are dayrates earned and rig utilization rates achieved by its rigs, each of which is a function of rig supply and demand in the marketplace. Revenues can also be affected as a result of the acquisition or disposal of rigs, rig mobilizations, required surveys and shipyard projects.

Operating expenses represent all direct and indirect costs associated with the operation and maintenance of Diamond Offshore’s drilling equipment. The principal components of Diamond Offshore’s operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance.

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2016, 2015 and 2014 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2016	2015	2014

(In millions)

Revenues:
Contract drilling revenues	$ 1,525	$ 2,360	$ 2,737
Net investment income	1	3	1
Investment losses	(12)
Other revenues	75	65	87

Total	1,589	2,428	2,825

Expenses:
Contract drilling expenses	772	1,228	1,524
Other operating expenses
Impairment of assets	680	881	109
Other expenses	518	627	616
Interest	90	94	62

Total	2,060	2,830	2,311

Income (loss) before income tax	(471)	(402)	514
Income tax (expense) benefit	111	117	(142)
Amounts attributable to noncontrolling interests	174	129	(189)

Net income (loss) attributable to Loews Corporation	$ (186)	$ (156)	$ 183

2016 Compared with 2015

Contract drilling revenue decreased $835 million in 2016 as compared with 2015 due to continued depressed market conditions in all floater markets and for the jack-up rig. The decrease in contract drilling revenues for ultra-deepwater and deepwater floater fleets was primarily due to currently cold stacked rigs that had operated in 2015, lower amortized mobilization and contract preparation fees and lower dayrates earned by the Ocean Valiant and Ocean Apex. The decrease in contract drilling revenues for the mid-water and jack-up fleets was primarily due to fewer mid-water floaters operating under contract in 2016 compared to 2015 and the early contract termination for the Ocean Scepter in 2016, which is expected to commence operations offshore Mexico in the first quarter of 2017. These decreases were partially offset by the favorable settlement of a contractual dispute of $36 million and receipt of loss-of-hire insurance proceeds in 2016.

Contract drilling expense decreased $456 million in 2016 as compared with 2015, reflecting Diamond Offshore’s lower cost structure due to additional rigs idled, cold stacked or retired during 2015 and 2016, as well as the favorable impact of cost control initiatives. Asset impairment charges decreased $201 million as compared with the prior year. As a result of the impairment charges in 2015 and 2016 and resulting lower depreciable asset base, depreciation expense decreased $111 million in 2016 as compared to 2015.

Net results decreased $30 million in 2016 as compared with 2015, primarily due to lower utilization of the rig fleet, which reduced both contract drilling revenue and expense for the year. Results for 2016 also reflected an aggregate impairment charge of $267 million (after taxes and noncontrolling interests) compared to impairment charges aggregating $341 million (after taxes and noncontrolling interests) in 2015. In addition, during 2016, Diamond Offshore sold its investment in privately-held corporate bonds for a total recognized loss of $12 million ($4 million after tax and noncontrolling interests). The lower results were partially offset by a decrease in depreciation expense, recognition of $40 million in demobilization revenue and $15 million in net reimbursable revenue related to the Ocean Endeavor’s demobilization from the Black Sea and the absence of a $20 million impairment charge in 2015 to write-off all goodwill associated with the Company’s investment in Diamond Offshore. In addition, results in 2016 were favorably impacted by a $43 million tax adjustment primarily related to Diamond Offshore’s Egyptian liability for uncertain tax positions related to the devaluation of the Egyptian pound.

2015 Compared with 2014

Contract drilling revenue decreased $377 million in 2015 as compared with 2014, primarily due to a decrease in revenue earned by both the mid-water and jack-up fleets, partially offset by an increase in revenue earned by both the ultra-deepwater and deepwater floaters. The decrease in contract drilling revenue was primarily due to cold stacking, rig sales and incremental downtime between contracts for several rigs. During 2015, twelve mid-water rigs were cold stacked or retired and five jack-up rigs were cold stacked and marketed for sale. These decreases were partially offset by increased incremental revenue earning days for newly constructed ultra-deepwater floaters and upgraded or enhanced rigs. In addition, during 2015, four deepwater floaters returned to operation after prolonged periods of nonproductive time for planned upgrades and surveys, as well as warm-stacking between contracts.

Contract drilling expense decreased $296 million in 2015 as compared with 2014, primarily due to lower rig utilization, combined with efforts to control costs. This decrease in expenses was partially offset by an increase in depreciation expense due to a higher depreciable asset base in 2015, including the Ocean Apex and two drillships, which were placed in service in December of 2014, partially offset by the absence of depreciation for certain rigs that were impaired or sold during late 2014 and in 2015.

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

Boardwalk Pipeline

Overview

Boardwalk Pipeline derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”). Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, under which the customer pays to transport gas only when capacity is available and used. The transportation rates Boardwalk Pipeline is able to charge customers are heavily influenced by market trends (both short and longer term), including the available natural gas supplies, geographical location of natural gas production, the demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Rates for short term firm and interruptible transportation services are influenced by shorter term market conditions such as current and forecasted weather.

Boardwalk Pipeline offers firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. The value of Boardwalk Pipeline’s storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as between winter and summer (time period price spreads), price volatility of natural gas and other factors. Boardwalk Pipeline’s storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread, meaning that current price quotes for delivery of natural gas further in the future are higher than in the nearer term), while its lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that current price quotes for delivery of natural gas in the nearer term are higher than further in the future). The value of both storage and PAL services may also be favorably impacted by increased volatility in the price of natural gas, which allows Boardwalk Pipeline to optimize the value of its storage and PAL capacity.

Boardwalk Pipeline also transports and stores NGLs. Contracts for Boardwalk Pipeline’s NGLs services are generally fee based or based on minimum volume requirements, while others are dependent on actual volumes transported. Boardwalk Pipeline’s NGLs storage rates are market-based and contracts are typically fixed price arrangements with escalation clauses. Boardwalk Pipeline is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on its systems. Due to the capital intensive nature of its business, Boardwalk Pipeline’s operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations and not included in a fuel tracker.

Firm Transportation Agreements

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. Actual revenues recognized from capacity reservation and minimum bill charges in 2016 were $1.0 billion. Approximate projected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements in place as of December 31, 2016 are $1.1 billion for 2017 and $975 million for 2018. The amounts for 2016 and 2017 increased approximately $13 million and $25 million from what was reported in our 2015 Form 10-K. The increase in each year is primarily due to contract renewals and new contracts that were entered into during 2016. Additional revenues Boardwalk Pipeline has recognized and may receive under firm transportation agreements based on actual utilization of the contracted pipeline capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to December 31, 2016 are not included in these amounts.

Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced. In the 2018 to 2020 timeframe, the agreements associated with the East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline and Fayetteville and Greenville Laterals, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions, developed to serve growing production in Texas, Oklahoma, Arkansas and Louisiana and anchored primarily by 10-year firm transportation agreements with producers. Since Boardwalk Pipeline’s expansion projects went into service, gas production from the Utica and Marcellus area in the Northeast has grown significantly and has altered the flow patterns of natural gas in North America. Over the last few years, gas production from other basins such as Barnett and Fayetteville, which primarily supported two of Boardwalk Pipeline’s expansions, has declined because the production economics in those basins are not as competitive as other production basins, such as Utica and Marcellus. These market dynamics have resulted in less production from certain basins tied to Boardwalk Pipeline’s system and a narrowing of basis differentials across portions of its pipeline systems, primarily for capacity associated with natural gas flows from west to east. Boardwalk Pipeline expects that the total revenues generated from the expansion projects’ capacity could be materially lower when these contracts expire.

Boardwalk Pipeline’s marketing efforts are focused on enhancing the value of this expansion capacity. Boardwalk Pipeline is working with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options.

Partially as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants and petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for Boardwalk Pipeline. Boardwalk Pipeline placed into service approximately $320 million of growth projects in 2016, and have an additional $1.3 billion of growth projects under development that are expected to be placed into service in 2017 and 2018. These new projects have lengthy planning and construction periods and, as a result, will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years. The revenues generated that are expected to be realized in 2017 and 2018 from these projects are included in the amounts above.

Pipeline System Maintenance

Boardwalk Pipeline incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its natural gas transportation services. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in ongoing maintenance costs, including maintenance capital and maintenance expense. PHMSA has proposed more prescriptive regulations, including expanded integrity management requirements, automatic or remote-controlled valve use, leak detection system installation, pipeline material strength testing and verification of maximum allowable pressures of certain pipelines, which if implemented, could require Boardwalk Pipeline to incur significant additional costs.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipeline undertakes will affect the amounts it records as property, plant and equipment on its balance sheet or recognize as expenses, which impacts Boardwalk Pipeline’s earnings. In 2017, Boardwalk Pipeline expects to spend approximately $340 million to maintain its pipeline systems, of which approximately $140 million is expected to be maintenance capital. In 2016, Boardwalk Pipeline spent $321 million, of which $121 million was recorded as maintenance capital. The maintenance capital amounts include pipeline integrity upgrades associated with certain segments of Boardwalk Pipeline’s natural gas pipelines which are expected to be completed in 2018.

Credit Risk

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipeline actively monitors its customer credit profiles, as well as the portion of its revenues generated from investment-grade and non-investment-grade customers. A majority of Boardwalk Pipeline’s customers are rated investment-grade by at least one of the major credit rating agencies, however, the ratings of several of its producer customers, including some of those supporting its growth projects, have been downgraded in the past year. The downgrades may restrict liquidity for those customers and indicate a greater likelihood of nonperformance of their contractual obligations, including failure to make future payments or, for customers supporting its growth projects, failure to post required letters of credit or other collateral as construction progresses.

Gulf South Rate Case

Boardwalk Pipeline’s Gulf South subsidiary filed a rate case with the Federal Energy Regulatory Commission (“FERC”) in 2014 and reached an uncontested settlement with its customers in 2015, which was subsequently approved by the FERC and became effective on March 1, 2016. The rate case settlement provided for, among other things, a system-wide rate design across the majority of the pipeline system, which resulted in a general overall increase in rates and implementation of a fuel tracker for determining future fuel rates on April 1, 2016. As of December 31, 2015, Boardwalk Pipeline had a $16 million rate refund liability recorded, which was settled in April of 2016 through a combination of cash payments and invoice credits. Had the fuel tracker been implemented April 1, 2015, revenues would have been lower by $18 million and operating expense would have been lower by $13 million for the year ended December 31, 2015.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2016, 2015 and 2014 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2016	2015	2014

(In millions)

Revenues:
Other revenue, primarily operating	$ 1,316	$ 1,253	$ 1,235
Net investment income		1	1

Total	1,316	1,254	1,236

Expenses:
Operating	835	851	931
Interest	183	176	165

Total	1,018	1,027	1,096

Income before income tax	298	227	140
Income tax expense	(61)	(46)	(11)
Amounts attributable to noncontrolling interests	(148)	(107)	(111)

Net income attributable to Loews Corporation	$ 89	$ 74	$ 18

2016 Compared with 2015

Total revenues increased $62 million in 2016 as compared with 2015. Excluding the net effect of $13 million of proceeds received from the settlement of a legal matter in 2016, $9 million of proceeds received from a business interruption claim in 2015 and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $83 million. The increase was driven by an increase in transportation revenues of $71 million, which resulted primarily from growth projects recently placed into service, incremental revenues from the Gulf South rate case of $18 million and a full year of revenues from the Evangeline pipeline. Storage and PAL revenues were higher by $17 million primarily from the effects of favorable market conditions on time period price spreads.

Operating expenses decreased $16 million in 2016 as compared with 2015. Excluding receipt of a franchise tax refund of $10 million in 2015 and items offset in operating revenues, operating costs and expenses increased $5 million primarily due to higher employee related costs, partially offset by decreases in maintenance activities and depreciation expense. Interest expense increased $7 million primarily due to higher average interest rates compared to 2015.

Net income increased $15 million in 2016 as compared with 2015, primarily reflecting higher revenues and lower operating expenses, partially offset by higher interest expense as discussed above.

2015 Compared with 2014

Total revenues increased $18 million in 2015 as compared with 2014. Excluding the business interruption claim proceeds of $8 million and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $33 million. This increase is primarily due to higher transportation revenues of $39 million from growth projects recently placed into service, including the Evangeline pipeline which was acquired in October of 2014 and $20 million of additional revenues resulting from the Gulf South rate case, partially offset by the effects of comparably warm weather experienced in the early part of the 2015 period in Boardwalk Pipeline’s market areas and unfavorable market conditions. Storage and PAL revenues decreased $20 million primarily as a result of the effects of unfavorable market conditions on time period price spreads.

Operating expenses decreased $80 million in 2015 as compared with 2014. This decrease is primarily due to a $94 million prior year charge to write off all capitalized costs associated with the terminated Bluegrass project, a $10 million franchise tax refund related to settlement of prior tax periods and a decrease in fuel and transportation expense due to lower natural gas prices. These decreases were partially offset by higher depreciation expense of $35 million from an increase in the asset base, including the Evangeline pipeline acquisition and a change in the estimated lives of certain older, low-pressure assets. Maintenance expense increased by $15 million primarily due to pipeline system maintenance activities and the Evangeline pipeline acquisition. Interest expense increased $11 million primarily due to higher average debt balances as compared with 2014, lower capitalized interest related to capital projects and the expensing of previously deferred costs related to the refinancing of Boardwalk Pipeline’s revolving credit facility.

Net income increased $56 million in 2015 as compared with 2014, primarily reflecting the prior year Bluegrass charge of $55 million (after tax and noncontrolling interests) and higher revenues partially offset by higher depreciation and interest expense as discussed above.

Loews Hotels

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2016, 2015 and 2014 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2016	2015	2014

(In millions)

Revenues:
Operating revenue	$557	$527	$398
Revenues related to reimbursable expenses	110	77	77

Total	667	604	475

Expenses:
Operating	489	467	351
Reimbursable expenses	110	77	77
Depreciation	63	54	37
Equity income from joint ventures	(41)	(43)	(25)
Interest	24	21	14

Total	645	576	454

Income before income tax	22	28	21
Income tax expense	(10)	(16)	(10)

Net income attributable to Loews Corporation	$12	$12	$11

2016 Compared with 2015

Operating revenues increased $30 million in 2016 as compared with 2015 primarily due to the acquisition of one hotel during 2016 and the acquisition of two hotels during 2015, partially offset by a decrease in revenue at the Loews Miami Beach Hotel due to renovations during 2016.

Operating and depreciation expenses increased $22 million and $9 million in 2016 as compared with 2015 primarily due to the acquisition of one hotel during 2016 and the acquisition of two hotels during 2015.

Equity income from joint ventures in 2016 was impacted by costs associated with opening one new hotel during 2016 and the $13 million impairment of an equity interest in a joint venture hotel property.

Interest expense increased $3 million in 2016 as compared with 2015 primarily due to new property-level debt incurred to fund acquisitions.

Net income was consistent in 2016 as compared with 2015 due to the increases in revenues and expenses discussed above.

Loews Hotels expects to sell its equity interest in and conclude its management contract for the Loews Don CeSar Hotel, a joint venture hotel property, in the first quarter of 2017 and record a gain on the sale.

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

Corporate

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company level to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate for the years ended December 31, 2016, 2015 and 2014 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2016	2015	2014

(In millions)

Revenues:
Net investment income	$146	$22	$94
Other revenues	3	6	3

Total	149	28	97

Expenses:
Operating	131	116	103
Interest	72	74	74

Total	203	190	177

Loss before income tax	(54)	(162)	(80)
Income tax benefit	19	59	28

Net loss attributable to Loews Corporation	$(35)	$(103)	$(52)

2016 Compared with 2015

Net investment income increased by $124 million in 2016 as compared with 2015 primarily due to improved performance of equity based investments and fixed income investments in the trading portfolio and improved results from limited partnership investments.

Operating expenses increased $15 million in 2016 as compared with 2015 primarily due to expenses related to the 2016 Incentive Compensation Plan, which was approved by shareholders on May 10, 2016.

Net results improved by $68 million in 2016 as compared with 2015 primarily due to the changes discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, at December 31, 2016 totaled $5.0 billion, as compared to $4.3 billion at December 31, 2015. In 2016, we received $780 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $134 million to fund treasury stock purchases, $8 million to purchase shares of CNA, $84 million of cash dividends to our shareholders and net cash contributions of approximately $20 million to Loews Hotels. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

As of December 31, 2016, there were 336,621,358 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries’ outstanding common stock in the open market or otherwise. In 2016, we purchased 3.4 million shares of Loews common stock and 0.3 million shares of CNA common stock. We have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities.

In March of 2016, Moody’s Investors Service, Inc. (“Moody’s”) downgraded our unsecured debt rating from A2 to A3, and the outlook remains stable. Our current unsecured debt ratings are A+ for S&P Global Ratings (“S&P”) and A for Fitch Ratings, Inc., with a stable outlook for both. Should one or more rating agencies downgrade our credit ratings from current levels, or announce that they have placed us under review for a potential downgrade, our cost of capital could increase and our ability to raise new capital could be adversely affected.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. Future uses of our cash may include investing in our subsidiaries, new acquisitions and/or repurchases of our and our subsidiaries’ outstanding common stock.

Subsidiaries

CNA’s cash provided by operating activities was $1.4 billion in 2016 and 2015. Cash provided by operating activities in 2016 reflected increased receipts relating to the returns on invested capital for limited partnerships, lower income taxes paid, and offset by higher net claim and expense payments. In 2015, cash provided by operating activities reflected lower premiums collected and decreased receipts relating to returns on limited partnerships, offset by lower net claim payments.

CNA declared and paid dividends of $3.00 per share on its common stock, including a special dividend of $2.00 per share in 2016. On February 3, 2017, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share, and a special dividend of $2.00 per share payable March 8, 2017 to shareholders of record on February 20, 2017. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2016, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $765 million in 2016. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities decreased approximately $90 million in 2016 as compared with 2015, primarily due to lower cash receipts from contract drilling services of $705 million, partially offset by a $585 million net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, maintenance and other rig operating costs and lower income taxes paid, net of refunds of $30 million. The decline in cash receipts and cash payments related to contract drilling services both reflect an aggregate decline in contract drilling operations, as well as a lower cost structure and the favorable impact of cost control initiatives.

For 2017, Diamond Offshore has budgeted approximately $135 million for capital expenditures.

In 2016, Diamond Offshore completed four sale and leaseback transactions and received $210 million in proceeds, which was less than the carrying value of the equipment. The resulting difference was recorded as prepaid rent with no gain or loss recognized on the transactions. For further information about these transactions, see Note 6 of the Notes to Consolidated Financial Statements included under Item 8.

As of December 31, 2016, Diamond Offshore had $104 million in borrowings outstanding under its credit agreement and was in compliance with all covenant requirements thereunder. As of February 10, 2017, Diamond Offshore had no outstanding borrowings and $1.5 billion available under its credit agreement to provide short term liquidity for payment obligations.

In November of 2016, S&P downgraded Diamond Offshore’s corporate credit rating to BB+ from BBB, and, in January of 2017, further downgraded its corporate credit rating to BB-, with a negative outlook. Diamond Offshore’s current corporate credit rating by Moody’s is Ba2 with a stable outlook. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered further. A downgrade in Diamond Offshore’s credit ratings could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue, and could further restrict its access to capital markets and its ability to raise additional debt. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

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

Boardwalk Pipeline’s cash provided by operating activities increased $24 million in 2016 compared to 2015, primarily due to increased net income, excluding the effects of non-cash items such as depreciation and amortization, partially offset by timing of accruals and the Gulf South rate refund.

In 2016 and 2015, Boardwalk Pipeline declared and paid distributions to its common unitholders of record of $0.40 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In February of 2017, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

In January of 2017, Boardwalk Pipeline completed a public offering of $500 million aggregate principal amount of 4.5% senior notes due July 15, 2027 and plans to use the proceeds to refinance future maturities of debt and to fund growth capital expenditures. Initially, the proceeds were used to reduce outstanding borrowings under its revolving credit facility. As of February 13, 2017, Boardwalk Pipeline had $65 million of outstanding borrowings and $1.4 billion of available borrowing capacity under its revolving credit facility. During 2016, Boardwalk Pipeline extended the maturity date of the revolving credit facility by one year to May 26, 2021. Boardwalk Pipeline has in place a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million until December 31, 2018. Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

For 2016 and 2015, Boardwalk Pipeline’s capital expenditures were $590 million and $375 million, consisting of a combination of growth and maintenance capital. Boardwalk Pipeline expects total capital expenditures to be approximately $850 million in 2017, primarily related to growth projects and pipeline system maintenance expenditures.

Boardwalk Pipeline anticipates that for 2017 its existing capital resources, including its revolving credit facility, subordinated loan and cash flows from operating activities, will be adequate to fund its operations. Boardwalk Pipeline may seek to access the capital markets to fund some or all capital expenditures for growth projects, acquisitions or for general business purposes. Boardwalk Pipeline’s ability to access the capital markets for equity and debt financing under reasonable terms depends on its financial condition, credit ratings and market conditions.

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2016	Total	1 year	1-3 years	3-5 years	5 years

(In millions)

Debt (a)	$15,650	$1,202	$2,751	$2,278	$9,419
Operating leases	638	72	110	107	349
Claim and claim adjustment expense reserves (b)	24,005	5,114	6,551	3,173	9,167
Future policy benefits reserves (c)	31,133	(422)	(196)	499	31,252
Purchase and other obligations	893	320	138	135	300

Total (d)	$72,319	$6,286	$9,354	$6,192	$50,487

(a)	Includes estimated future interest payments.
(b)

Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2016. See the Insurance Reserves section of this MD&A for further information.

(c)

Future policy benefits reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2016. Additional information on future policy benefits reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)	Does not include expected contribution of approximately $18 million to the Company’s pension and postretirement plans in 2017.

Further information on our commitments, contingencies and guarantees is provided in the Notes to Consolidated Financial Statements included under Item 8.

INVESTMENTS

Investment activities of non-insurance subsidiaries primarily include investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments, and investments in limited partnerships. These types of investments generally present greater volatility, less liquidity and greater risk than fixed income investments and are included within Results of Operations – Corporate.

We enter into short sales and invest in certain derivative instruments that are used for asset and liability management activities, income enhancements to our portfolio management strategy and to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur. Monitoring procedures include senior management review of daily reports of existing positions and valuation fluctuations to seek to ensure that open positions are consistent with our portfolio strategy.

Credit exposure associated with non-performance by counterparties to our derivative instruments is generally limited to the uncollateralized change in fair value of the derivative instruments recognized in the Consolidated Balance Sheets. We mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives by using multiple counterparties. We occasionally require collateral from our derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2016	2015	2014

(In millions)

Fixed maturity securities:
Taxable	$1,414	$1,375	$1,399
Tax-exempt	405	376	404

Total fixed maturity securities	1,819	1,751	1,803
Limited partnership investments	155	92	263
Other, net of investment expense	14	(3)	1

Net investment income before tax	$1,988	$1,840	$2,067

Net investment income after tax and noncontrolling interests	$1,280	$1,192	$1,323

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	4.7%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.4%	3.5%

Net investment income after tax and noncontrolling interests increased $88 million in 2016 as compared with 2015. The increase was driven by limited partnership investments, which returned 6.3% in 2016 as compared with 3.0% in the prior year. Income from fixed maturity securities increased by $40 million, after tax and noncontrolling interests, primarily due to an increase in the invested asset base and a charge in 2015 related to a change in estimate effected by a change in accounting principle.

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

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Year Ended December 31	2016	2015	2014

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$31	$(55)	$67
States, municipalities and political subdivisions	29	(22)	(7)
Asset-backed	(2)	10	(21)
Foreign government	3	1	2
U.S. Treasury and obligations of government-sponsored enterprises	5

Total fixed maturity securities	66	(66)	41
Equity securities	(5)	(23)	1
Derivative securities	(2)	10	(1)
Short term investments and other	3	8	13

Total realized investment gains (losses)	62	(71)	54
Income tax (expense) benefit	(19)	33	(18)
Amounts attributable to noncontrolling interests	(4)	4	(4)

Net realized investment gains (losses) attributable to Loews Corporation	$39	$(34)	$32

Net realized investment results increased $73 million in 2016 as compared with 2015, driven by lower OTTI losses recognized in earnings and higher net realized investment gains on sales of securities. Net realized investment results decreased $66 million in 2015 as compared with 2014, driven by higher OTTI losses recognized in earnings and lower net realized investment gains on sales of securities. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and derivative gains (losses), as well as CNA’s impairment decision process, is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2016		December 31, 2015
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$ 4,212	$ 32	$ 3,910	$ 101
AAA	1,881	110	1,938	123
AA	8,911	750	8,919	900
A	9,866	832	10,044	904
BBB	12,802	664	11,595	307
Non-investment grade	3,233	156	3,166	(16)

Total	$ 40,905	$ 2,544	$ 39,572	$ 2,319

As of December 31, 2016 and 2015, only 2% and 1% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
December 31, 2016	Fair Value	Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,033	$44
AAA	363	9
AA	744	20
A	851	22
BBB	2,791	74
Non-investment grade	766	23

Total	$7,548	$192

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
December 31, 2016	Fair Value	Losses

(In millions)

Due in one year or less	$125	$2
Due after one year through five years	909	12
Due after five years through ten years	4,775	109
Due after ten years	1,739	69

Total	$7,548	$192

Duration

A primary objective in the management of CNA’s investment portfolio is to optimize return relative to corresponding liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions and domestic and global economic conditions, are some of the factors that enter into an investment decision. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on its views of a specific issuer or industry sector.

A further consideration in the management of CNA’s investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, CNA segregates investments for asset/liability management purposes. The segregated investments support the long term care and structured settlement liabilities in non-core operations.

The effective durations of CNA’s fixed maturity securities and short term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

	December 31, 2016		December 31, 2015

		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(In Years)	Fair Value	(In Years)

(In millions of dollars)

Investments supporting non-core operations	$15,724	8.7	$14,879	9.6
Other interest sensitive investments	26,669	4.6	26,435	4.3

Total	$42,393	6.1	$41,314	6.2

The duration of the total fixed income portfolio is in line with portfolio targets. The duration of the assets supporting the non-core operations has declined, reflective of increases in expected bond call activity in CNA’s municipal bond portfolio and the low interest rate environment.

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

December 31	2016	2015

(In millions)

Short term investments:
Commercial paper	$733	$998
U.S. Treasury securities	433	411
Money market funds	44	60
Other	197	191

Total short term investments	$1,407	$1,660

INSURANCE RESERVES

The level of reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Property and Casualty Claim and Claim Adjustment Expense Reserves

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (“IBNR”). IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the discussion that follows and in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

There is a risk that CNA’s recorded reserves are insufficient to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses. Unforeseen emerging or potential claims and coverage issues are difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve additions.

In addition, CNA’s property and casualty insurance subsidiaries also have actual and potential exposures related to A&EP claims, which could result in material losses. To mitigate the risks posed by CNA’s exposure to A&EP claims and claim adjustment expenses, CNA completed a transaction with National Indemnity Company (“NICO”), under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO effective January 1, 2010. See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8 for further discussion about the transaction with NICO, its impact on CNA’s results of operations and the deferred retroactive reinsurance gain.

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

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine, surety and warranty. Property and casualty operations contain both long-tail and short-tail exposures. Non-core operations contain long-tail exposures.

Various methods are used to project ultimate losses for both long-tail and short-tail exposures.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.

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

The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident or policy year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve groups where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims may require analysis of several factors, including the rate at which policyholders report claims to CNA, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss may require analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

Stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular reserve group being modeled. For some reserve groups, CNA uses models which rely on historical development patterns at an aggregate level, while other reserve groups are modeled using individual claim variability assumptions supplied by the claims department. In either case, multiple simulations using varying assumptions are run and the results are analyzed to produce a range of potential outcomes. The results will typically include a mean and percentiles of the possible reserve distribution which aid in the selection of a point estimate.

For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA may not assign any weight to the paid and incurred development methods. CNA will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures.

For other more complex reserve groups where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation.

Periodic Reserve Reviews

The reserve analyses performed by CNA’s actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with CNA’s senior management to determine the best estimate of reserves. CNA’s senior management considers many factors in making this decision. CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts and circumstances, consideration of the factors cited above and its judgment. The carried reserve may differ from the actuarial point estimate. See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8 for further discussion of the factors considered in determining management’s best estimate.

Currently, CNA’s recorded reserves are modestly higher than the actuarial point estimate. For the property and casualty operations, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, changes to the tort environment which may adversely impact claim costs and the effects from the economy. For CNA’s legacy A&EP liabilities, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.

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

Professional liability, management liability and surety products include professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the health care delivery system. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $5.2 billion as of December 31, 2016.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimate is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $400 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $350 million. Net reserves for workers’ compensation were approximately $4.3 billion as of December 31, 2016.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.4 billion as of December 31, 2016.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods. In reviewing CNA’s reserve estimates, CNA makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to change its reserves in prior periods and could lead to CNA’s identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings positively or negatively. See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8 for additional information about reserve development.

The following table summarizes gross and net carried reserves for CNA’s core property and casualty operations:

December 31	2016	2015

(In millions)

Gross Case Reserves	$7,164	$7,608
Gross IBNR Reserves	9,207	9,191

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,371	$16,799

Net Case Reserves	$6,582	$6,992
Net IBNR Reserves	8,328	8,371

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,910	$15,363

The following table summarizes the gross and net carried reserves for certain non-core property and casualty businesses in run-off, including CNA Re and A&EP:

December 31	2016	2015

(In millions)

Gross Case Reserves	$1,524	$1,521
Gross IBNR Reserves	1,090	1,123

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,614	$2,644

Net Case Reserves	$94	$130
Net IBNR Reserves	136	153

Total Net Carried Claim and Claim Adjustment Expense Reserves	$230	$283

Non-Core Long Term Care Policyholder Reserves

CNA’s non-core operations includes its run-off long term care business as well as structured settlement obligations related to certain property and casualty claimants not funded by annuities. Long term care policies provide benefits for nursing homes, assisted living and home health care subject to various daily and lifetime caps. Policyholders must continue to make periodic premium payments to keep the policy in force. Generally, CNA has the ability to increase policy premiums, subject to state regulatory approval.

CNA maintains both claim and claim adjustment expense reserves as well as future policy benefits reserves for policyholder benefits for its long term care business. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for CNA’s long term care policies, its actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. CNA’s recorded claim and claim adjustment expense reserves reflect CNA management’s best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. Future policy benefits reserves represent the active life reserves related to CNA’s long term care policies and are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves is fundamental to CNA’s financial results and requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rate and anticipated future premium rate increases. Persistency can be affected by policy lapses and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be impacted by changes to the corporate tax code. There is limited historical company and industry data available to CNA for long term care morbidity and mortality, as only a portion of the policies written to date are in claims paying status. As a result of this variability, CNA’s long term care reserves may be subject to material increases if actual experience develops adversely to its expectations.

Annually, management assesses the adequacy of its GAAP long term care future policy benefits reserves as well as the claim and claim adjustment expense reserves for structured settlement obligations by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV reserves are then compared to the recorded reserves. If the GPV reserves are greater than the existing net GAAP reserves (i.e. reserves net of any deferred acquisition costs asset), the existing net GAAP reserves are unlocked and are increased to the greater amount. Any such increase is reflected in CNA’s results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings.

The December 31, 2016 GPV indicated carried reserves included a margin of approximately $255 million. A summary of the changes in the GPV results is presented in the table below:

(In millions)

Long term care active life reserve - change in GPV

December 31, 2015 margin	$-

Changes in underlying morbidity assumptions	(130)
Changes in underlying persistency assumptions	25
Changes in underlying discount rate assumptions	(45)
Changes in underlying premium rate action assumptions	350
Changes in underlying expense and other assumptions	55

December 31, 2016 margin	$255

The increase in the margin in 2016 was driven by expected rate increases from near-term future rate filings on segments of CNA’s individual long term care block of business as well as higher than expected premium rate increase achievement on rate filings related to CNA’s group long term care block. This improvement from rate actions was partially offset by minor changes in morbidity assumptions. The effects of persistency and discount rates were relatively small and largely offset one another. Additionally, in 2016, CNA’s annual experience study of long term care claim reserves resulted in a release of $30 million due to favorable severity relative to expectations.

The December 31, 2015 GPV indicated a premium deficiency of $296 million resulting in the unlocking of reserves and the resetting of actuarial assumptions to best estimate assumptions at that date. The indicated premium deficiency necessitated a charge to income of $296 million. In addition to the premium deficiency, CNA’s annual experience study of claim reserves resulted in reserve strengthening of $9 million. The total impact of the premium deficiency and claim reserve strengthening was $177 million (after tax and noncontrolling interests).

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to CNA’s active life reserve assumptions. CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any required increase in the net GAAP reserves resulting from the hypothetical revision in the table below would first reduce the margin in CNA’s carried reserves before it would affect results of operations. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

December 31, 2016	Estimated Reduction to Pretax Income

(In millions)

Hypothetical revisions
Morbidity:
5% increase in morbidity	$372
10% increase in morbidity	999
Persistency:
5% decrease in active life mortality and lapse	-
10% decrease in active life mortality and lapse	163
Discount rates:
50 basis point decline in future interest rates	156
100 basis point decline in future interest rates	664
Premium rate actions:
25% decrease in anticipated future rate increases premium	-
50% decrease in anticipated future rate increases premium	142

Modification of the corporate tax rate could adversely affect the value of the tax benefit received on tax exempt municipal investments and thus the rate at which CNA discounts its long term care active life reserves. For illustrative reference, absent a change in investment strategy, a reduction in the corporate tax rate to 20% would require an increase to CNA’s existing net GAAP reserves for the long term care business and an estimated reduction to pretax income of approximately $700 million.

Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized above.

The following table summarizes policyholder reserves for CNA’s non-core long term care operations:

December 31, 2016	Claim and claim adjustment expenses	Future policy benefits	Total

(In millions)

Long term care	$2,426	$8,654	$11,080
Structured settlement annuities	565		565
Other	17		17

Total	3,008	8,654	11,662
Shadow adjustments (a)	101	1,459	1,560
Ceded reserves (b)	249	213	462

Total gross reserves	$3,358	$10,326	$13,684

December 31, 2015

Long term care	$2,229	$8,335	$10,564
Structured settlement annuities	581		581
Other	21		21

Total	2,831	8,335	11,166
Shadow adjustments (a)	99	1,610	1,709
Ceded reserves (b)	290	207	497

Total gross reserves	$3,220	$10,152	$13,372

(a)

To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized an increase in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”).

(b)	Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

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

We consider the accounting policies discussed below to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations and/or equity and CNA’s insurer financial strength and corporate debt ratings.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care policies and are estimated using actuarial estimates about morbidity and persistency as well as assumptions about expected investment returns and future premium rate increases. The reserve for unearned premiums on property and casualty contracts represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Insurance Reserves section of this MD&A.

Reinsurance and Other Receivables

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

Additionally, exposure exists with respect to the collectibility of amounts due from customers on other receivables. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due, currently as well as in the future, management’s experience and current economic conditions.

If actual experience differs from the estimates made by management in determining the allowances for doubtful accounts on reinsurance and other receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations and/or equity could be materially adversely affected.

Valuation of Investments and Impairment of Securities

We classify fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which requires us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on fair value measurements is included in Note 4 of the Notes to Consolidated Financial Statements included under Item 8.

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

Long Term Care Policies

Future policy benefits reserves for CNA’s long term care policies are based on certain assumptions including morbidity, persistency, discount rates and future premium rate increases. The adequacy of the reserves is contingent upon actual experience and CNA’s future expectations related to these key assumptions. If actual or CNA’s expected future experience differs from these assumptions, the reserves may not be adequate, requiring CNA to add to reserves.

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

These changes to CNA’s reserves could materially adversely impact our results of operations and equity. The reserving process is discussed in further detail in the Insurance Reserves section of this MD&A.

Pension and Postretirement Benefit Obligations

We make a significant number of assumptions in order to estimate the liabilities and costs related to our pension and postretirement benefit obligations. The assumptions that have the most impact on pension costs are the discount rate and the expected long term rate of return on plan assets. These assumptions are based on, among other things, current economic factors such as inflation, interest rates and broader capital market expectations. Changes in these assumptions can have a material impact on pension obligations and pension expense.

In determining the discount rate assumption, we utilize current market information and liability information, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curves and indices evaluated in the selection of the discount rate are comprised of high quality corporate bonds that are rated AA by an accepted rating agency.

In determining the expected long term rate of return on plan assets assumption, we consider the historical performance of the investment portfolio as well as the long term market return expectations based on the investment mix of the portfolio and the expected investment horizon.

Further information on our pension and postretirement benefit obligations is in Note 14 of the Notes to Consolidated Financial Statements included under Item 8.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use a probability-weighted cash flow analysis to test property and equipment for impairment based on relevant market data. If an asset is determined to be impaired, a loss is recognized to reduce the carrying amount to the fair value of the asset. Management’s cash flow assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from the reported amounts.

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

We have not established deferred tax liabilities for certain of our foreign earnings as we intend to indefinitely reinvest those earnings to finance foreign activities. However, if these earnings become subject to U.S. federal tax, any required provision could have a material impact on our financial results.

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as some statements in other SEC filings and periodic press releases and some oral statements made by us and our subsidiaries and our and their officials during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Item 1A, Risk Factors of this Report and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2016 and 2015 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our debt is primarily denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $544 million and $481 million at December 31, 2016 and 2015. The impact of a 100 basis point decrease would result in an increase in market value of $605 million and $519 million at December 31, 2016 and 2015. At December 31, 2016, the impact of a 100 basis point increase in interest rates on variable rate debt would increase interest expense by approximately $2 million on an annual basis.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2016 and 2015, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. At December 31, 2016, we had no foreign exchange rate risk on our investments. At December 31, 2015, our foreign transactions were primarily denominated in Japanese yen, Saudi Arabian riyals, Chinese yuan and European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2015, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2016.

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

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk

December 31	2016	2015	2016	2015

(In millions)

Equity prices (1):
Equity securities – long	$ 425	$ 540	$(106)	$(135)
– short	(36)	(166)	9	42
Options – purchased	14	15	8	40
– written	(8)	(28)	(4)	(36)
Other derivatives	1	(1)	56	(78)
Interest rate (2):
Fixed maturities – long	601	120	(1)	(5)
Short term investments	3,064	2,884
Other invested assets	55	102		(1)
Foreign exchange (3):
Forwards and options		9		(8)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in yield rates of 100 basis points and (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20%.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk

December 31	2016	2015	2016	2015

(In millions)

Equity prices (1):
Equity securities:
General accounts (a)	$ 110	$ 197	$(28)	$(49)
Limited partnership investments	3,220	3,313	(449)	(478)
Interest rate (2):
Fixed maturities (a)	40,893	39,581	(2,571)	(2,562)
Short term investments (a)	1,701	1,926	(1)	(2)
Other invested assets, primarily mortgage loans	594	688	(30)	(31)
Other derivatives	3	5	13	13
Foreign exchange (3):
Other invested assets	36	44	(5)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in yield rates of 100 basis points and (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20%.

(a)    Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(399) and $(383) at December 31, 2016 and 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 16, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loews Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 16, 2017

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2016	2015
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $38,947 and $37,407	$41,494	$39,701

Equity securities, cost of $571 and $824	549	752

Limited partnership investments	3,220	3,313

Other invested assets, primarily mortgage loans	683	824

Short term investments	4,765	4,810

Total investments	50,711	49,400

Cash	327	440

Receivables	7,644	8,041

Property, plant and equipment	15,230	15,477

Goodwill	346	351

Other assets	1,736	1,699

Deferred acquisition costs of insurance subsidiaries	600	598

Total assets	$76,594	$76,006

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2016	2015
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$22,343	$22,663
Future policy benefits	10,326	10,152
Unearned premiums	3,762	3,671
Total insurance reserves	36,431	36,486

Payable to brokers	150	567
Short term debt	110	1,040
Long term debt	10,668	9,520
Deferred income taxes	636	382
Other liabilities	5,238	5,201
Total liabilities	53,233	53,196

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued and outstanding – 336,621,358 and 339,897,547 shares	3	3
Additional paid-in capital	3,187	3,184
Retained earnings	15,196	14,731
Accumulated other comprehensive loss	(223)	(357)
Total shareholders’ equity	18,163	17,561
Noncontrolling interests	5,198	5,249
Total equity	23,361	22,810
Total liabilities and equity	$76,594	$76,006

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2016	2015	2014
(In millions, except per share data)

Revenues:
Insurance premiums	$6,924	$6,921	$7,212
Net investment income	2,135	1,866	2,163
Investment gains (losses):
Other-than-temporary impairment losses	(81)	(156)	(77)
Other net investment gains	131	85	131
Total investment gains (losses)	50	(71)	54
Contract drilling revenues	1,525	2,360	2,737
Other revenues	2,471	2,339	2,159
Total	13,105	13,415	14,325

Expenses:
Insurance claims and policyholders’ benefits	5,283	5,384	5,591
Amortization of deferred acquisition costs	1,235	1,540	1,317
Contract drilling expenses	772	1,228	1,524
Other operating expenses (Note 6)	4,343	4,499	3,585
Interest	536	520	498
Total	12,169	13,171	12,515
Income before income tax	936	244	1,810
Income tax (expense) benefit	(220)	43	(457)
Income from continuing operations	716	287	1,353
Discontinued operations, net			(391)
Net income	716	287	962
Amounts attributable to noncontrolling interests	(62)	(27)	(371)
Net income attributable to Loews Corporation	$654	$260	$591

Net income attributable to Loews Corporation:
Income from continuing operations	$654	$260	$962
Discontinued operations, net			(371)
Net income	$654	$260	$591

Basic and diluted net income per common share:
Income from continuing operations	$1.93	$0.72	$2.52
Discontinued operations, net			(0.97)
Net income	$1.93	$0.72	$1.55

Dividends per share	$0.25	$0.25	$0.25

Basic weighted average number of shares outstanding	337.95	362.43	381.92

Diluted weighted average number of shares outstanding	338.31	362.69	382.55

See Notes to Consolidated Financial Statements

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2016	2015	2014
(In millions)

Net income	$716	$287	$962

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other- than-temporary impairments	3	(9)	15
Net other unrealized gains (losses) on investments	257	(557)	267
Total unrealized gains (losses) on available-for-sale investments	260	(566)	282
Discontinued operations			(19)
Unrealized gains (losses) on cash flow hedges	2	5	(3)
Pension liability	5	(18)	(235)
Foreign currency translation	(114)	(139)	(94)

Other comprehensive income (loss)	153	(718)	(69)

Comprehensive income (loss)	869	(431)	893

Amounts attributable to noncontrolling interests	(81)	53	(361)

Total comprehensive income (loss) attributable to Loews Corporation	$788	$(378)	$532

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

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2015	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249
Net income	716			654			62
Other comprehensive income	153				134		19
Dividends paid	(218)			(84)			(134)
Purchases of subsidiary stock from noncontrolling interests	(9)		3				(12)
Purchases of Loews treasury stock	(134)					(134)
Retirement of treasury stock	-		(32)	(102)		134
Stock-based compensation	47		45				2
Other	(4)		(13)	(3)			12
Balance, December 31, 2016	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2016	2015	2014
(In millions)

Operating Activities:

Net income	$716	$287	$962
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss on sale of subsidiaries			451
Investment (gains) losses	(50)	71	(47)
Equity method investees	221	182	64
Amortization of investments	(27)	17	3
Depreciation	841	955	899
Impairment of goodwill		20
Asset impairments	697	865	228
Provision for deferred income taxes	102	(225)	11
Other non-cash items	73	105	134
Changes in operating assets and liabilities, net:
Receivables	24	120	738
Deferred acquisition costs	(8)	311	44
Insurance reserves	237	241	(363)
Other assets	(71)	(43)	(128)
Other liabilities	26	(33)	123
Trading securities	(528)	674	(129)
Net cash flow operating activities	2,253	3,547	2,990

Investing Activities:

Purchases of fixed maturities	(9,827)	(8,675)	(9,381)
Proceeds from sales of fixed maturities	5,332	4,390	4,914
Proceeds from maturities of fixed maturities	3,219	4,095	3,983
Purchases of limited partnership investments	(355)	(188)	(271)
Proceeds from sales of limited partnership investments	327	174	167
Purchases of property, plant and equipment	(1,450)	(1,555)	(2,753)
Acquisitions	(79)	(157)	(448)
Dispositions	330	33	1,031
Change in short term investments	158	120	1,396
Other, net	158	(172)	(108)
Net cash flow investing activities	(2,187)	(1,935)	(1,470)

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2016	2015	2014
(In millions)

Financing Activities:

Dividends paid	$(84)	$(90)	$(95)
Dividends paid to noncontrolling interests	(134)	(165)	(338)
Purchases of subsidiary stock from noncontrolling interests	(8)	(29)	(149)
Purchases of Loews treasury stock	(134)	(1,265)	(622)
Issuance of Loews common stock		7	6
Proceeds from sale of subsidiary stock		114	5
Principal payments on debt	(3,418)	(1,929)	(2,269)
Issuance of debt	3,614	1,828	2,004
Other, net	(2)	4	16

Net cash flow financing activities	(166)	(1,525)	(1,442)

Effect of foreign exchange rate on cash	(13)	(11)	(8)

Net change in cash	(113)	76	70
Cash, beginning of year	440	364	294
Cash, end of year	$327	$440	$364

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of presentation – Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

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

The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in Net investment income on the Consolidated Statements of Income. The amortization of premium and accretion of discount for fixed maturity securities takes into consideration call and maturity dates that produce the lowest yield. In 2015, the Company changed its accounting principle as previously the amortization of premiums was to maturity. This change in estimate, effected by a change in accounting principle was adopted in the fourth quarter of 2015 and decreased Net investment income and the amortized cost of fixed maturity securities by $39 million in the Consolidated Statements of Income for the year ended December 31, 2015 and the Consolidated Balance Sheet as of December 31, 2015. The decrease to Net investment income included a $22 million cumulative adjustment relating to prior periods. The total adjustment decreased basic and diluted net income per share by $0.06 for the year ended December 31, 2015.

To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments decreased $87 million (after tax and noncontrolling interests) and $159 million (after tax and noncontrolling interests) for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by Shadow Adjustments of $909 million and $996 million (after tax and noncontrolling interests).

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

The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is significantly less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income. In subsequent reporting periods, a change in intent to sell or further credit impairment on a security whose fair value has not deteriorated will cause the non-credit component originally recorded as OTTI in Other comprehensive income to be recognized as an OTTI loss in earnings.

CNA performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. Significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches.

CNA applies the same impairment model as described above for the majority of its non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (iv) general market conditions and industry or sector specific outlook.

Joint venture investments – The Company has 20% to 50% interests in operating joint ventures related to hotel properties and had joint venture interests in the former Bluegrass Project, as discussed in Note 2, that are accounted for under the equity method. The Company’s investment in these entities was $217 million and $234 million for the years ended December 31, 2016 and 2015 and reported in Other assets on the Company’s Consolidated Balance Sheets. Equity income (loss) for these investments was $41 million, $43 million and $(62) million for the years ended December 31, 2016, 2015 and 2014 and reported in Other operating expenses on the Company’s Consolidated Statements of Income. Some of these investments are variable interest entities (“VIE”) as defined in the accounting guidance because the entities will require additional funding from each equity owner throughout the development and construction phase and are accounted for under the equity method since the Company is not the primary beneficiary. The maximum exposure to loss for the VIE investments is $337 million, consisting of the amount of the investment and debt guarantees.

The following tables present summarized financial information for these joint ventures:

Year Ended December 31		2016	2015

(In millions)

Total assets		$1,749	$1,577
Total liabilities		1,444	1,231

Year Ended December 31	2016	2015	2014

Revenues	$693	$606	$491
Net income	80	71	32

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2016 and 2015.

Revenue recognition – Premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are principally earned ratably over the duration of the policies. Premiums on long term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

Insurance receivables include balances due currently or in the future, including amounts due from insureds related to losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. Amounts are considered past due based on policy payment terms. The allowance is determined based on periodic evaluations of aged receivables, management’s experience and current economic conditions. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

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

Claim and claim adjustment expense reserves – Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (“A&EP”), workers’ compensation lifetime claims and long term care claims, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; (ii) estimates of incurred but not reported losses; (iii) estimates of losses on assumed reinsurance; (iv) estimates of future expenses to be incurred in the settlement of claims; (v) estimates of salvage and subrogation recoveries and (vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Receivables on the Consolidated Balance Sheets.

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion as of December 31, 2016 and 2015. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 8.0% at December 31, 2016 and 2015. At December 31, 2016 and 2015, the discounted reserves for unfunded structured settlements were $544 million and $560 million, net of discount of $841 million and $880 million. For the years ended December 31, 2016, 2015 and 2014, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $42 million, $42 million and $43 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income but is excluded from the disclosure of prior year development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2016 and 2015, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2016 and 2015, the discounted reserves for workers’ compensation lifetime claim reserves were $371 million and $396 million, net of discount of $202 million and $218 million. For the years ended December 31, 2016, 2015 and 2014, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $17 million, $20 million and $22 million.

Long term care claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Long term care claim reserves are discounted at interest rates ranging from 4.5% to 6.8% at December 31, 2016 and 2015. At December 31, 2016 and 2015, such discounted reserves totaled $2.2 billion, net of discount of $529 million and $435 million.

Future policy benefits reserves – Future policy benefits reserves represent the active life reserves related to CNA’s long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, discount rate and expenses. Expense assumptions primarily relate to claim adjudication. Actuarial assumptions generally vary by plan, age at issue policy duration and gender. The initial assumptions are determined at issuance, include a margin for adverse deviation and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefits reserves are adjusted. The December 31, 2015 gross premium valuation (“GPV”) indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was effected by the write off of the entire long term care deferred acquisition cost asset of $289 million and an increase to active life reserves of $7 million. As a result, the long term care active life reserves carried as of December 31, 2015 represent management’s best estimate assumptions at that date with no margin for adverse deviation. The December 31, 2016 GPV indicated the carried reserves were sufficient, therefore there was no unlocking of assumptions. Interest rates for long term care active life reserves range from 6.6% to 7.0% as of December 31, 2016 and 2015.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, the liability balances were $125 million and $129 million.

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

CNA has established an allowance for doubtful accounts on reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. Because billed receivables generally approximate 3% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

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

Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA had $3 million recorded as deposit assets at December 31, 2016 and 2015, and $6 million and $8 million recorded as deposit liabilities as of December 31, 2016 and 2015. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.

A loss portfolio transfer is a retroactive reinsurance contract. If the cumulative claim and allocated claim adjustment expenses ceded under a loss portfolio transfer exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the loss portfolio transfer. In any period in which there is a gain position and a revised estimate of claim and allocated claim adjustment expenses, a portion of the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception date of the loss portfolio transfer.

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

Deferred acquisition costs related to long term care contracts issued prior to January 1, 2004 include costs which vary with and are primarily related to the acquisition of business. As noted under Future policy benefits reserves, all of the long term care deferred acquisition costs of $289 million were written off as of December 31, 2015 in recognition of a premium deficiency.

Investments in life settlement contracts and related revenue recognition – Prior to 2002, CNA purchased investments in life settlement contracts. CNA obtained the ownership and beneficiary rights of an underlying life insurance policy through a life settlement contract with the owner of the life insurance contract.

CNA accounts for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value estimated through CNA’s internal valuation process, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Income. The increase in fair value recognized in Other revenues for the years ended December 31, 2016, 2015 and 2014 on contracts still held was $7 million, $1 million and $8 million. The gains recognized during the years ended December 31, 2016, 2015 and 2014 on contracts that settled were $8 million, $24 million and $25 million.

In December of 2016, CNA reached agreement on terms to sell the entire portfolio of life settlement contracts to a third party. CNA expects to consummate this transaction in 2017. As a result, the portfolio was determined to be held for sale as of December 31, 2016. Therefore, the contracts were measured at the lower of the carrying amount or the fair value per the agreed terms, resulting in a $10 million loss recognized within Other operating expenses. As of December 31, 2016, there were 526 life settlement contracts with a total fair value of $58 million, included in Other assets on the Consolidated Balance Sheets, and a face value of $285 million.

Goodwill – Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Goodwill is tested for impairment annually or when certain triggering events require additional tests. Subsequent reversal of a goodwill impairment charge is not permitted.

Property, plant and equipment – Property, plant and equipment is carried at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the various classes of properties. Leaseholds and leasehold improvements are depreciated or amortized over the terms of the related leases (including optional renewal periods where appropriate) or the estimated lives of improvements, if less than the lease term.

The principal service lives used in computing provisions for depreciation are as follows:

Years
Pipeline equipment	30 to 50
Offshore drilling equipment	15 to 30
Other	3 to 40

Impairment of long-lived assets –Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and intangibles with finite lives, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

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

Stock-based compensation – The Company records compensation expense upon issuance, modification or cancellation of all share-based payment awards granted, primarily on a straight-line basis over the requisite service period, generally three to four years. Stock Appreciation Rights (“SARs”) are valued using the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive. These assumptions include the term that the awards are expected to be outstanding, an estimate of the volatility of the underlying stock price, applicable risk-free interest rates and the dividend yield of the Company’s stock. Restricted Stock Units (“RSUs”) are valued using the grant-date fair value of the Company’s stock.

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

For each of the years ended December 31, 2016, 2015 and 2014, approximately 0.4 million, 0.3 million and 0.6 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were included in the calculation of diluted net income per share. For those same periods, approximately 3.7 million, 4.8 million and 2.3 million shares attributable to employee stock-based compensation awards were not included in the calculation of diluted net income per share because the effect would have been antidilutive.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. Foreign currency transaction losses of $21 million, $8 million and $22 million for the years ended December 31, 2016, 2015 and 2014 were included in the Consolidated Statements of Income.

Regulatory accounting – The majority of Boardwalk Pipeline’s operating subsidiaries are regulated by FERC. GAAP for regulated entities requires Texas Gas Transmission, LLC (“Texas Gas”), a wholly owned subsidiary of Boardwalk Pipeline, to report certain assets and liabilities consistent with the economic effect of the manner in which independent third party regulators establish rates. Effective April 1, 2016, Gulf South Pipeline, LP (“Gulf South”), a wholly owned subsidiary of Boardwalk Pipeline, implemented a fuel tracker pursuant to a FERC rate case settlement, for which Gulf South applies regulatory accounting. Accordingly, certain costs and benefits are capitalized as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods. Other than as described for Texas Gas and Gulf South, regulatory accounting is not applicable to Boardwalk Pipeline’s other FERC regulated entities or operations.

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $511 million, $513 million and $501 million for the years ended December 31, 2016, 2015 and 2014. Cash payments for federal, foreign, state and local income taxes amounted to $114 million, $110 million and $189 million for the years ended December 31, 2016, 2015 and 2014. Investing activities exclude $18 million and $3 million of accrued capital expenditures for the years ended December 31, 2016 and 2015 and include $14 million of previously accrued capital expenditures for the year ended December 31, 2014.

Accounting changes – In April of 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The updated accounting guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred asset. As required, the Company’s Consolidated Balance Sheet has been retrospectively adjusted to reflect the effect of the adoption of the updated accounting guidance, which resulted in a decrease of $23 million in Other assets and Long term debt at December 31, 2015.

In May of 2015, the FASB issued ASU 2015-09, “Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts.” The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The guidance is effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. The Company has adopted the change in disclosure requirements for short-duration contracts.

Recently issued ASUs – In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. In August of 2015, the FASB formally amended the effective date of this update to annual reporting periods beginning after December 15, 2017, including interim periods. The guidance can be adopted either retrospectively or with a cumulative effect adjustment at the date of adoption. The Company expects the updated guidance will not have a material impact on its consolidated financial statements.

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

Note 2.  Acquisitions and Divestitures

CNA Financial

On August 1, 2014, CNA completed the sale of Continental Assurance Company (“CAC”), its former life insurance subsidiary, which is reported as discontinued operations in the Consolidated Statements of Income for year ended December 31, 2014. See Note 19 for further discussion of discontinued operations.

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

HighMount

On September 30, 2014, the Company sold HighMount Exploration & Production LLC (“HighMount”), its former natural gas and oil exploration and production subsidiary. As of December 31, 2014, the Company had no remaining natural gas and oil exploration and production properties. The results of this sold business are reported as discontinued operations in the Consolidated Statements of Income for year ended December 31, 2014. See Note 19 for further discussion of discontinued operations.

Boardwalk Pipeline

In October of 2014, Boardwalk Pipeline acquired Boardwalk Petrochemical, which owns and operates the Evangeline ethylene pipeline system, from Chevron Pipe Line Company, for $295 million in cash.

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

Loews Hotels

Loews Hotels paid a total of approximately $84 million to acquire a hotel in 2016, approximately $330 million to acquire two hotels in 2015 and approximately $230 million to acquire three hotels in 2014. These acquisitions were funded with a combination of cash and property-level debt.

Note 3.  Investments

Net investment income is as follows:

Year Ended December 31	2016	2015	2014

(In millions)

Fixed maturity securities	$1,819	$1,751	$1,803
Limited partnership investments	199	119	304
Short term investments	9	11	4
Equity securities	10	12	12
Income from trading portfolio (a)	112	2	64
Other	45	34	34

Total investment income	2,194	1,929	2,221
Investment expenses	(59)	(63)	(58)

Net investment income	$2,135	$1,866	$2,163

(a)	Includes net unrealized gains (losses) related to changes in fair value on trading securities still held of $44, $(46) and $42 for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, the Company held no non-income producing fixed maturity securities. As of December 31, 2015, the Company held $54 million of non-income producing fixed maturity securities. As of December 31, 2016 and 2015, no investments in a single issuer exceeded 10% of shareholders’ equity other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2016	2015	2014

(In millions)

Fixed maturity securities	$54	$(66)	$ 41
Equity securities	(5)	(23)	1
Derivative instruments	(2)	10	(1)
Short term investments and other	3	8	13

Investment gains (losses) (a)	$50	$(71)	$ 54

(a) Includes gross realized gains of $209, $133 and $178 and gross realized losses of $160, $222 and $136 on available-for-sale securities for the years ended December 31, 2016, 2015 and 2014.

Net change in unrealized gains (losses) on available-for-sale investments is as follows:

Year Ended December 31	2016	2015	2014

(In millions)

Fixed maturity securities	$225	$(1,114)	$ 1,511
Equity securities	(2)	(6)	6
Other	1	1

Total net change in unrealized gains (losses) on available-for-sale investments	$224	$(1,119)	$ 1,517

The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2016	2015	2014

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$59	$104	$ 18
States, municipalities and political subdivisions		18	46
Asset-backed:
Residential mortgage-backed	10	8	5
Other asset-backed	3	1	1

Total asset-backed	13	9	6

Total fixed maturities available-for-sale	72	131	70

Equity securities available-for-sale - common stock	9	25	7

Net OTTI losses recognized in earnings	$81	$156	$ 77

The amortized cost and fair values of securities are as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Estimated	OTTI Losses
December 31, 2016	Cost	Gains	Losses	Fair Value	(Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,711	$ 1,323	$ 76	$ 18,958	$ (1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040
Other asset-backed	1,022	8	5	1,025

Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10		93
Foreign government	435	13	3	445
Redeemable preferred stock	18	1		19

Fixed maturities available-for-sale	38,349	2,736	192	40,893	(45)
Fixed maturities, trading	598	3		601

Total fixed maturities	38,947	2,739	192	41,494	(45)

Equity securities:
Common stock	13	6		19
Preferred stock	93	2	4	91

Equity securities available-for-sale	106	8	4	110	-
Equity securities, trading	465	60	86	439

Total equity securities	571	68	90	549	-

Total	$ 39,518	$ 2,807	$ 282	$ 42,043	$ (45)

December 31, 2015

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,097	$ 1,019	$ 347	$ 17,769
States, municipalities and political subdivisions	11,729	1,453	8	13,174	$ (4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197
Other asset-backed	923	6	8	921

Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5		67
Foreign government	334	13	1	346
Redeemable preferred stock	33	2		35

Fixed maturities available-for-sale	37,267	2,707	393	39,581	(41)
Fixed maturities, trading	140		20	120

Total fixed maturities	37,407	2,707	413	39,701	(41)

Equity securities:
Common stock	46	3	1	48
Preferred stock	145	7	3	149

Equity securities available-for-sale	191	10	4	197	-
Equity securities, trading	633	56	134	555

Total equity securities	824	66	138	752	-

Total	$ 38,231	$ 2,773	$ 551	$ 40,453	$ (41)

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 2,615	$ 61	$ 254	$ 15	$ 2,869	$ 76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24		422	5

Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5				5
Foreign government	108	3			108	3

Total fixed maturity securities	6,977	167	571	25	7,548	192
Equity securities	12		13	4	25	4

Total	$ 6,989	$ 167	$ 584	$ 29	$ 7,573	$ 196

December 31, 2015

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 4,882	$ 302	$ 174	$ 45	$ 5,056	$ 347
States, municipalities and political subdivisions	338	8	75		413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5		557	8

Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government-sponsored enterprises	4				4
Foreign government	54	1			54	1
Redeemable preferred stock	3				3

Total fixed maturity securities	7,448	338	514	55	7,962	393
Equity securities:
Common stock	3	1			3	1
Preferred stock	13	3			13	3

Total equity securities	16	4			16	4

Total	$ 7,464	$ 342	$ 514	$ 55	$ 7,978	$ 397

Based on current facts and circumstances, the Company believes the unrealized losses presented in the table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2016.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2016, 2015 and 2014 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Year Ended December 31	2016	2015	2014

(In millions)

Beginning balance of credit losses on fixed maturity securities	$53	$62	$74
Reductions for securities sold during the period	(16)	(9)	(9)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(1)		(3)

Ending balance of credit losses on fixed maturity securities	$36	$53	$62

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2016		2015

	Cost or		Cost or
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

(In millions)

Due in one year or less	$ 1,779	$ 1,828	$ 1,574	$ 1,595
Due after one year through five years	7,566	7,955	7,738	8,082
Due after five years through ten years	15,892	16,332	14,652	14,915
Due after ten years	13,112	14,778	13,303	14,989

Total	$ 38,349	$ 40,893	$ 37,267	$ 39,581

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2016 and 2015 was approximately $3.2 billion and $3.3 billion, which includes undistributed earnings of $820 million and $952 million. Limited partnerships comprising 70.4% of the total carrying value are reported on a current basis through December 31, 2016 with no reporting lag, 13.4% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 76.6% of the carrying value as of December 31, 2016 and 2015 employ hedge fund strategies. Limited partnerships comprising 19.8% and 23.4% of the carrying value at December 31, 2016 and 2015 were invested in private debt and equity and the remainder were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 59.8% were equity related, 25.5% pursued a multi-strategy approach, 11.1% were focused on distressed investments and 3.6% were fixed income related as of December 31, 2016.

The ten largest limited partnership positions held totaled $1.5 billion as of December 31, 2016 and 2015. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 3.5% and 2.8% of the aggregate partnership equity at December 31, 2016 and 2015, and the related income reflected on the Consolidated Statements of Income represents approximately 4.0%, 2.8% and 4.3% of the changes in aggregate partnership equity for the years ended December 31, 2016, 2015 and 2014.

While the Company generally does not invest in highly leveraged partnerships, there are risks inherent in limited partnership investments which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.

The Company’s limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year and in some cases do not permit withdrawals until the termination of the partnership. Typically, withdrawals require advance written notice of up to 90 days.

Derivative Financial Instruments

The Company may use derivatives in the normal course of business, primarily in an attempt to reduce exposure to market risk (principally interest rate risk, credit risk, equity price risk, commodity price risk and foreign currency risk) stemming from various assets and liabilities. The principal objective under such strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.

The Company may enter into interest rate swaps, futures and forward commitments to purchase securities to manage interest rate risk. Credit derivatives such as credit default swaps may be entered into to modify the credit risk inherent in certain investments. Forward contracts, futures, swaps and options may be used to manage foreign currency and commodity price risk.

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

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2016			2015

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

Without hedge designation:

Equity markets:
Options – purchased	$ 223	$ 14		$ 501	$ 16
– written	267		$ (8)	614		$ (28)
Futures – long				312		(1)
Futures – short	225	1
Interest rate risk:
Futures – long				63
Foreign exchange:
Currency forwards – long				133	2
– short				152
Currency options – long				550	7
Commodities:
Futures – long	42
Embedded derivative on funds withheld liability	174	3		179	5

Investment Commitments

As of December 31, 2016, the Company had committed approximately $380 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of December 31, 2016, the Company had commitments to purchase or fund additional amounts of $130 million and sell $121 million under the terms of such securities.

Investments on Deposit

Securities with carrying values of approximately $2.3 billion and $2.8 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2016 and 2015.

Cash and securities with carrying values of approximately $514 million and $364 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2016 and 2015. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $261 million and $263 million as of December  31, 2016 and 2015.

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

The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures may include: (i) the review of pricing service methodologies or broker pricing qualifications, (ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, (iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria, (iv) detailed analysis, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities and (v) pricing validation, where prices received are compared to prices independently estimated by the Company.

The fair values of CNA’s life settlement contracts are included in Other assets on the Consolidated Balance Sheets. Equity options purchased are included in Equity securities, and all other derivative assets are included in Receivables. Derivative liabilities are included in Payable to brokers. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

December 31, 2016	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$18,828	$130	$18,958
States, municipalities and political subdivisions		13,239	1	13,240
Asset-backed:
Residential mortgage-backed		4,944	129	5,073
Commercial mortgage-backed		2,027	13	2,040
Other asset-backed		968	57	1,025

Total asset-backed		7,939	199	8,138
U.S. Treasury and obligations of government-sponsored enterprises	$93			93
Foreign government		445		445
Redeemable preferred stock	19			19

Fixed maturities available-for-sale	112	40,451	330	40,893
Fixed maturities trading		595	6	601

Total fixed maturities	$112	$41,046	$336	$41,494

Equity securities available-for-sale	$91		$19	$110
Equity securities trading	438		1	439

Total equity securities	$529	$-	$20	$549

Short term investments	$3,833	$853		$4,686
Other invested assets	55	5		60
Receivables	1			1
Life settlement contracts			$58	58
Payable to brokers	(44)			(44)

December 31, 2015	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$17,601	$168	$17,769
States, municipalities and political subdivisions		13,172	2	13,174
Asset-backed:
Residential mortgage-backed		4,938	134	5,072
Commercial mortgage-backed		2,175	22	2,197
Other asset-backed		868	53	921

Total asset-backed		7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	$66	1		67
Foreign government		346		346
Redeemable preferred stock	35			35

Fixed maturities available-for-sale	101	39,101	379	39,581
Fixed maturities trading		35	85	120

Total fixed maturities	$101	$39,136	$464	$39,701

Equity securities available-for-sale	$177		$20	$197
Equity securities trading	554		1	555

Total equity securities	$731	$-	$21	$752

Short term investments	$3,600	$1,134		$4,734
Other invested assets	102	44		146
Receivables		9	$3	12
Life settlement contracts			74	74
Payable to brokers	(196)			(196)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

				Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)
2016	Balance, January 1	Included in Net Income	Included in OCI
(In millions)

Fixed maturity securities:
Corporate and other bonds	$168	$1	$1	$163	$(36)	$(103)		$(64)	$130
States, municipalities and political subdivisions	2					(1)			1
Asset-backed:
Residential mortgage-backed	134	3	(5)	15		(14)	$56	(60)	129
Commercial mortgage-backed	22	(1)	(1)	32		(17)	3	(25)	13
Other asset-backed	53	(2)	1	86	(25)	(1)	2	(57)	57

Total asset-backed	209	-	(5)	133	(25)	(32)	61	(142)	199	$-

Fixed maturities available-for-sale	379	1	(4)	296	(61)	(136)	61	(206)	330
Fixed maturities trading	85	5		2	(86)				6	3

Total fixed maturities	$464	$6	$(4)	$298	$(147)	$(136)	$61	$(206)	$336	$3

Equity securities available-for-sale	$20	$(1)							$19	$(2)
Equity securities trading	1	1			$(1)				1

Total equity securities	$21	$-	$-	$-	$(1)	$-	$-	$-	$20	$(2)

Life settlement contracts	$74	$5				$(21)			$58	$(3)
Derivative financial instruments, net	3	(1)			$(2)				-

2015	Balance, January 1			Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)
		Included in Net Income	Included in OCI
(In millions)

Fixed maturity securities:
Corporate and other bonds	$162	$(2)	$(3)	$65	$(13)	$(35)	$40	$(46)	$168	$(2)
States, municipalities and political subdivisions	94	1				(10)		(83)	2
Asset-backed:
Residential mortgage-backed	189	5	(3)	81		(35)	14	(117)	134
Commercial mortgage-backed	83	7	(4)	23		(17)	17	(87)	22
Other asset-backed	655	3	3	130	(263)	(52)	7	(430)	53

Total asset-backed	927	15	(4)	234	(263)	(104)	38	(634)	209	-

Fixed maturities available-for-sale	1,183	14	(7)	299	(276)	(149)	78	(763)	379	(2)
Fixed maturities trading	90	(3)			(2)				85	(3)

Total fixed maturities	$1,273	$11	$(7)	$299	$(278)	$(149)	$78	$(763)	$464	$(5)

Equity securities available-for-sale	$16		$(1)	$4			$1		$20
Equity securities trading	1	$1		1	$(2)				1	$1

Total equity securities	$17	$1	$(1)	$5	$(2)	$-	$1	$-	$21	$1

Life settlement contracts	$82	$25				$(33)			$74	$1
Derivative financial instruments, net					$3				3

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the year ended December 31, 2016 there were no transfers between Level 1 and Level 2. There were $63 million of transfers from Level 2 to Level 1 and $52 million of transfers from Level 1 to Level 2 during the year ended December 31, 2015. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Life Settlement Contracts

Historically, the fair values of life settlement contracts were determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as CNA’s own assumptions for mortality, premium expense, and the rate of return that a buyer would require on the contracts. As discussed in Note 1, because CNA has reached agreement on terms to sell the portfolio of life settlement contracts to a third party, the fair value was written down to reflect the value determined per the agreed terms of sale. Despite the pending sale, as there is not an active market for life settlement contracts, they have been classified as Level 3.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available to the Company. The valuation of life settlement contracts as of December 31, 2016 was based on the terms of the pending sale of the contracts to a third party, therefore the contracts are not included in the table below.

December 31, 2016	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
(In millions)

Fixed maturity securities	$ 106	Discounted cash flow	Credit spread	2% – 40% (4%)

December 31, 2015

Fixed maturity securities	$ 138	Discounted cash flow	Credit spread	3% – 184% (6%)

Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% – 1,676% (164%)

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

	Carrying Amount	Estimated Fair Value
December 31, 2016		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$591			$594	$594

Liabilities:
Short term debt	107		$104	3	107
Long term debt	10,655		10,150	646	10,796

December 31, 2015

Assets:
Other invested assets, primarily mortgage loans	$678			$688	$688

Liabilities:
Short term debt	1,038		$1,050	2	1,052
Long term debt	9,507		8,538	595	9,133

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

Note 5.  Receivables

December 31	2016	2015

(In millions)

Reinsurance (Note 15)	$4,453	$4,491
Insurance	2,255	2,129
Receivable from brokers	178	471
Accrued investment income	410	408
Federal income taxes	7	45
Other, primarily customer accounts	431	593

Total	7,734	8,137
Less:allowance for doubtful accounts on reinsurance receivables	37	38
allowance for other doubtful accounts	53	58

Receivables	$7,644	$8,041

Note 6. Property, Plant and Equipment
December 31	2016	2015

(In millions)

Pipeline equipment (net of accumulated depreciation of $2,174 and $1,887)	$7,631	$7,462
Offshore drilling equipment (net of accumulated depreciation of $3,310 and $3,335)	5,693	6,071
Other (net of accumulated depreciation of $873 and $811)	1,527	1,450
Construction in process	379	494

Property, plant and equipment	$15,230	$15,477

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2016		2015		2014

	Depre- ciation	Capital Expend.	Depre- ciation	Capital Expend.	Depre- ciation	Capital Expend.

(In millions)

CNA Financial	$67	$128	$74	$123	$69	$72
Diamond Offshore	384	629	494	812	457	2,050
Boardwalk Pipeline	321	648	327	390	292	378
Loews Hotels	63	164	54	389	37	289
Corporate	6	3	6	4	6	24

Total	$841	$1,572	$955	$1,718	$861	$2,813

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $51 million, $36 million and $80 million for the years ended December 31, 2016, 2015 and 2014.

Offshore Drilling Equipment

Purchase of Assets

In 2016, Diamond Offshore took delivery of one ultra-deepwater semisubmersible rig. The net book value of this newly constructed rig was $774 million at December 31, 2016, of which $270 million was reported in Construction in process at December 31, 2015.

In 2015, Diamond Offshore took delivery of one ultra-deepwater drillship. The net book value of this newly constructed rig was $655 million at December 31, 2015, of which $225 million was reported in Construction in process at December 31, 2014.

Sale of Assets

In February of 2016, Diamond Offshore entered into a ten-year agreement with a subsidiary of GE Oil & Gas (“GE”) to provide services with respect to certain blowout preventer and related well control equipment on four newly-built drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement with GE, Diamond Offshore agreed to sell the well control equipment to a GE affiliate and subsequently lease back such equipment pursuant to separate ten-year operating leases. In 2016, Diamond Offshore completed four sale and leaseback transactions with respect to the well control equipment on its ultra-deepwater drillships and received an aggregate of $210 million in proceeds, which was less than the carrying value of the equipment. The resulting difference was recorded as prepaid rent with no gain or loss recognized on the transactions, and will be amortized over the terms of the operating leases. Future commitments under the operating leases and contractual services agreements for the ultra-deepwater drillships are estimated to aggregate approximately $655 million over the term of the agreements.

During 2016, Diamond Offshore recognized $34 million in aggregate expense related to the well control equipment leases and contractual services agreement.

Asset Impairments

During 2016, in response to the continuing industry-wide decline in utilization for semisubmersible rigs, further exacerbated by additional and more frequent contract cancelations by customers, declining dayrates, as well as the results of a third-party strategic review of Diamond Offshore’s long-term business plan completed in the second quarter of 2016, Diamond Offshore reassessed its projections for a recovery in the offshore drilling market. As a result, Diamond Offshore concluded that an expected market recovery is now likely further in the future than had previously been estimated. Consequently, Diamond Offshore believes its cold-stacked rigs, as well as those rigs expected to be cold-stacked in the near term after they come off contract, will likely remain cold-stacked for an extended period of time. Diamond Offshore also believes that the re-entry costs for these rigs will be higher than previously estimated, negatively impacting the undiscounted, probability-weighted cash flow projections utilized in its earlier impairment analysis. In addition, in response to the declining market, Diamond Offshore also reduced anticipated market pricing and expected utilization of these rigs after reactivation. In 2016, Diamond Offshore evaluated 15 of its drilling rigs with indications that their carrying amounts may not be recoverable. Based on updated assumptions and analyses, Diamond Offshore determined that the carrying values of eight of these rigs were impaired, including one rig that had previously been impaired in a prior year. The impaired rigs consisted of three ultra-deepwater, three deepwater and two mid-water semisubmersible rigs.

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

During 2015, Diamond Offshore evaluated 25 of its drilling rigs with indications that their carrying amounts may not be recoverable. Based on this analysis, Diamond Offshore determined that the carrying value of 17 of these rigs, consisting of two ultra-deepwater, one deepwater and nine mid-water floaters and five jack-up rigs, were impaired. The fair value of 16 impaired rigs was determined utilizing a market approach, which required an estimate of the value that would be received for each rig in the principal or most advantageous market for that rig in an orderly transaction between market participants. Such estimates were based on various inputs, including historical contracted sales prices for similar rigs in the fleet, nonbinding quotes from rig brokers and/or indicative bids, where applicable. Diamond Offshore estimated the fair value of the one remaining impaired rig using an income approach, as discussed above. The fair value estimates are representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. During 2015, Diamond Offshore recognized aggregate impairment losses of $861 million ($341 million after tax and noncontrolling interests).

During 2014, Diamond Offshore initiated a plan to retire and scrap six mid-water drilling rigs. Using an undiscounted, projected probability-weighted cash flow analysis, it was determined that the carrying values of these six rigs were impaired. Diamond Offshore determined the fair value of the impaired rigs by applying a combination of income and market approaches which were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. As a result of the valuations, an impairment loss aggregating $109 million ($55 million after tax and noncontrolling interests) was recognized during 2014.

Of the rigs impaired during the three-year period ended December 31, 2016, 20 rigs have been sold and eight rigs are currently cold-stacked. Two other previously impaired rigs are currently operating under contract. The impairment losses recorded during the years ended December 31, 2016, 2015 and 2014 are reported within Other operating expenses on the Consolidated Statements of Income.

If market fundamentals in the offshore oil and gas industry deteriorate further or if Diamond Offshore is unable to secure new or extend existing contracts for its current, actively-marketed drilling fleet or reactivate any of its cold stacked rigs or if Diamond Offshore experiences unfavorable changes to actual dayrates and rig utilization, additional impairment losses may be required to be recognized in future periods if the carrying value of any of the drilling rigs is not recoverable.

Note 7.  Goodwill

	Total	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate

(In millions)

Balance, December 31, 2014	$374	$117	$20	$237	$-	$-
Impairments	(20)		(20)
Other adjustments	(3)	(3)

Balance, December 31, 2015	351	114	-	237	-	-
Other adjustments	(5)	(5)

Balance, December 31, 2016	$346	$109	$-	$237	$-	$-

An impairment charge of $20 million was recorded in Other operating expenses in 2015 to write off all goodwill attributable to Diamond Offshore.

Note 8.  Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported (“IBNR”) as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $165 million, $141 million and $156 million for the years ended December 31, 2016, 2015 and 2014. Catastrophe losses in 2016 related primarily to U.S. weather-related events and the Fort McMurray wildfires.

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. Every reserve group is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter. In developing the loss reserve estimates for property and casualty contracts, CNA generally projects ultimate losses using several common actuarial methods as listed below. CNA reviews the various indications from the various methods and applies judgment to select an actuarial point estimate. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Further, CNA does not establish case reserves for allocated loss adjustment expenses (“ALAE”), therefore all ALAE reserves are included in its estimate of IBNR. The most frequently utilized methods to project ultimate losses include the following:

•	paid development;

•	incurred development;

•	loss ratio;

•	Bornhuetter-Ferguson using premiums and paid loss;

•	Bornhuetter-Ferguson using premiums and incurred loss;

•	frequency times severity; and

•	stochastic modeling.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid losses. The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses. The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method. The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses. The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.

For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA may not assign any weight to the paid and incurred development methods. CNA will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change.

However, CNA may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation.

Reserves for policyholder benefits for non-core operations, which primarily includes long term care, are based on actuarial assumptions which include estimates of morbidity, persistency, discount rates and expenses over the life of the contracts. Under GAAP, the best estimates of the actuarial assumptions at the date the contract was issued are locked-in throughout the life of the contract unless a premium deficiency develops, which occurred in 2015. As a result, CNA updated the assumptions to represent management’s best estimates at the time of the premium deficiency and these revised assumptions are locked-in unless another premium deficiency is identified.

Certain claim liabilities are more difficult to estimate and have differing methodologies and considerations which are described below.

CNA’s mass tort and A&EP reserving methodologies are similar as both are based on detailed account reviews of all large accounts with estimates based on ultimate payments considering the applicable law and coverage litigation. These reserves are subject to greater inherent variability than is typical of the remainder of CNA’s reserves due to, among other things, a general lack of sufficiently detailed data, expansion of the population being held responsible for these exposures and significant unresolved legal issues such as the existence of coverage and the definition of an occurrence.

CNA’s actuarial reserve analyses result in point estimates. Each quarter, the results of detailed reserve reviews are summarized and discussed with CNA’s senior management to determine management’s best estimate of reserves. CNA’s senior management considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, consideration of the factors cited above and its judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis.

The loss reserve development tables presented herein illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short duration insurance contracts for certain lines of business within CNA’s property and casualty operations. Not all lines of business are presented based on their context to CNA’s overall loss reserves, calendar year reserve development, or calendar year net earned premiums. Insurance contracts are considered to be short duration contracts when the contracts are not expected to remain in force for an extended period of time. The Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative net incurred claim and allocated claim adjustment expenses relating to each accident year at the end of the stated calendar year. Changes in the cumulative amount across time are the result of CNA’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative amount paid for claims in each accident year as of the end of the stated calendar year. The Net Strengthening or (Releases) of Prior Accident Year Reserves tables, reading across, show the net increase or decrease in the cumulative net incurred accident year claim and allocated claim adjustment expenses during each stated calendar year and indicates whether the reserves for that accident year were strengthened or released.

The information in the tables is reported on a net basis after reinsurance and does not include unallocated claim and claim adjustment expenses or the effects of discounting. The information contained in the years preceding the current calendar year is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

The amounts reported for the cumulative number of reported claims include direct and assumed open and closed claims by accident year at the claimant level. The number excludes claim counts for claims within a policy deductible where the insured is responsible for payment of losses in the deductible layer. Claim count data for certain assumed reinsurance contracts is unavailable.

In the loss reserve development tables, IBNR includes reserves for incurred but not reported losses and expected development on case reserves.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of non-core operations.

Year Ended December 31	2016	2015	2014
(In millions)

Reserves, beginning of year:
Gross	$22,663	$23,271	$24,089
Ceded	4,087	4,344	4,972

Net reserves, beginning of year	18,576	18,927	19,117

Change in net reserves due to disposition of subsidiaries			(13)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,025	4,934	5,043
Decrease in provision for insured events of prior years	(342)	(255)	(36)
Amortization of discount	175	166	161

Total net incurred (a)	4,858	4,845	5,168

Net payments attributable to:
Current year events	(967)	(856)	(945)
Prior year events	(4,167)	(4,089)	(4,355)

Total net payments	(5,134)	(4,945)	(5,300)

Foreign currency translation adjustment and other	(51)	(251)	(45)

Net reserves, end of year	18,249	18,576	18,927
Ceded reserves, end of year	4,094	4,087	4,344

Gross reserves, end of year	$22,343	$22,663	$23,271

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits, which are not reflected in the table above.

The following tables present the gross and net carried reserves:

December 31, 2016	Property and Casualty Operations	Non-Core Operations	Total
(In millions)

Gross Case Reserves	$7,164	$4,696	$11,860
Gross IBNR Reserves	9,207	1,276	10,483

Total Gross Carried Claim and
Claim Adjustment Expense Reserves	$16,371	$5,972	$22,343

Net Case Reserves	$6,582	$3,045	$9,627
Net IBNR Reserves	8,328	294	8,622

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$14,910	$3,339	$18,249

December 31, 2015

Gross Case Reserves	$7,608	$4,494	$12,102
Gross IBNR Reserves	9,191	1,370	10,561

Total Gross Carried Claim and
Claim Adjustment Expense Reserves	$16,799	$5,864	$22,663

Net Case Reserves	$6,992	$2,844	$9,836
Net IBNR Reserves	8,371	369	8,740

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$15,363	$3,213	$18,576

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. Favorable net prior year development of $316 million, $218 million and $50 million was recorded for property and casualty operations for the years ended December 31, 2016, 2015 and 2014.

Favorable net prior year development of $43 million, $50 million and $17 million was recorded for non-core operations for the years ended December 31, 2016, 2015 and 2014. The favorable net prior year development for the year ended December 31, 2016 was driven by a reserve release resulting from the annual experience study of long term care reserves which indicated lower than expected claim severity.

Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium. Audits on policies usually occur in a period after the expiration date of the policy.

The following table and discussion presents detail of the net prior year claim and allocated claim adjustment expense reserve development (“development”):

Year Ended December 31	2016	2015	2014

(In millions)

Medical professional liability	$(37)	$(43)	$39
Other professional liability and management liability	(130)		(87)
Surety	(63)	(69)	(82)
Commercial auto	(46)	(22)	31
General liability	(28)	(33)	45
Workers’ compensation	150	80	139
Other	(134)	(123)	(106)

Total pretax (favorable) unfavorable development	$(288)	$(210)	$(21)

2016

Favorable development for medical professional liability was primarily due to lower than expected severities for individual health care professionals, allied facilities and hospitals in accident years 2011 and prior and better than expected severity in medical products liability in accident years 2010 through 2015. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence in hospitals and higher than expected frequency and severity in accident years 2014 and 2015 in the aging services business.

Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and lower than expected frequency of claims in accident years 2010 through 2014 related to professional services and financial institutions. This was partially offset by unfavorable development related to a specific financial institutions claim in accident year 2014, higher management liability severities in accident year 2015 and deterioration on credit crises-related claims in accident year 2009.

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

Unfavorable development for workers’ compensation was primarily due to higher than expected severity for Defense Base Act contractors that largely resulted from a reduction of expected future recoveries from the U.S. Department of Labor under the War Hazard Act. Further unfavorable development was due to the impact of recent Florida court rulings for accident years 2008 through 2015. These were partially offset by favorable development related to lower than expected frequencies related to the ongoing Middle Market and Small Business results for accident years 2009 through 2014.

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

Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2008 through 2014.

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

Overall, unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and prior, higher than expected severity related to Defense Base Act contractors in accident years 2010 through 2013 and the recognition of losses related to favorable premium development in accident year 2013. Favorable development of $26 million was recorded in accident years 1996 and prior related to the commutation of a workers’ compensation reinsurance pool.

Property and Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for property and casualty operations:

December 31	2016
(In millions)

Medical professional liability	$1,779
Other professional liability and management liability	3,063
Surety	394
Commercial auto	424
General liability	3,248
Workers’ compensation	4,306
Other	1,696

Total net liability for unpaid claim and claim adjustment expenses	$14,910

Medical Professional Liability
											December 31, 2016

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2007 (a)	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2007	$448	$452	$444	$427	$395	$391	$390	$401	$399	$385	$9	12,122
2008		426	451	496	480	468	468	467	455	442	9	14,094
2009			462	469	494	506	480	471	463	432	12	15,573
2010				483	478	478	486	470	446	403	16	15,206
2011					486	492	507	533	501	491	23	17,428
2012						526	529	575	567	559	47	18,375
2013							534	540	560	567	95	19,565
2014								511	548	585	165	19,286
2015									480	539	278	16,798
2016										469	400	11,600

									Total	$4,872	$1,054

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2007	$11	$68	$134	$201	$247	$296	$326	$352	$364	$365
2008		9	90	207	282	332	377	395	409	428
2009			9	75	180	278	328	353	377	396
2010				11	93	186	273	338	361	371
2011					18	121	225	315	379	407
2012						15	121	236	359	428
2013							18	121	259	364
2014								25	149	274
2015									22	105
2016										18

									Total	$3,156

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,716
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										30
	Liability for unallocated claim adjustment expenses for accident years presented									33

	Total net liability for unpaid claim and claim adjustment expenses									$1,779

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended
December 31											Total

Accident Year
2007		$4	$(8)	$(17)	$(32)	$(4)	$(1)	$11	$(2)	$(14)	$(63)
2008			25	45	(16)	(12)		(1)	(12)	(13)	16
2009				7	25	12	(26)	(9)	(8)	(31)	(30)
2010					(5)		8	(16)	(24)	(43)	(80)
2011						6	15	26	(32)	(10)	5
2012							3	46	(8)	(8)	33
2013								6	20	7	33
2014									37	37	74
2015										59	59

Total net development for the accident years presented above								$63	$(29)	$(16)
Total net development for accident years prior to 2007								(24)	(14)	(21)

Total								$39	$(43)	$(37)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability

											December 31, 2016
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
December 31	2007 (a)	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016	IBNR	Number of Claims

(In millions, except reported claims data)

Accident Year
2007	$804	$817	$806	$754	$734	$724	$704	$681	$662	$662	$13	16,011
2008		916	933	954	924	915	880	850	845	827	35	16,326
2009			829	873	903	898	891	900	895	903	50	17,263
2010				825	827	850	848	846	836	823	39	17,796
2011					876	904	933	948	944	910	107	18,620
2012						907	894	876	870	833	107	18,228
2013							844	841	879	840	137	17,324
2014								841	859	854	306	16,886
2015									847	851	478	16,391
2016										859	742	15,045

									Total	$8,362	$2,014

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2007	$32	$162	$307	$397	$472	$524	$564	$585	$593	$614
2008		39	181	376	515	600	641	678	719	741
2009			37	195	358	550	638	719	769	798
2010				31	203	404	541	630	670	721
2011					71	313	502	604	682	726
2012						57	248	398	570	648
2013							51	240	426	583
2014								51	212	375
2015									48	209
2016										60

									Total	$5,475

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,887
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										104
Liability for unallocated claim adjustment expenses for accident years presented										72

Total net liability for unpaid claim and claim adjustment expenses										$3,063

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended
December 31											Total

Accident Year
2007		$13	$(11)	$(52)	$(20)	$(10)	$(20)	$(23)	$(19)		$(142)
2008			17	21	(30)	(9)	(35)	(30)	(5)	$(18)	(89)
2009				44	30	(5)	(7)	9	(5)	8	74
2010					2	23	(2)	(2)	(10)	(13)	(2)
2011						28	29	15	(4)	(34)	34
2012							(13)	(18)	(6)	(37)	(74)
2013								(3)	38	(39)	(4)
2014									18	(5)	13
2015										4	4

Total net development for the accident years presented above								$(52)	$7	$(134)
Total net development for accident years prior to 2007								(35)	(7)	4

Total								$(87)	$-	$(130)

(a)   Data presented for these calendar years is required supplemental information, which is unaudited.

Surety

											December 31, 2016
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
December 31	2007 (a)	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016	IBNR	Number of Claims

(In millions, except reported claims data)

Accident Year
2007	$98	$107	$81	$57	$59	$56	$51	$49	$49	$50		6,270
2008		114	114	73	68	61	52	48	45	44		7,153
2009			114	114	103	85	68	59	52	53	$1	6,654
2010				112	112	111	84	76	66	63	8	5,943
2011					120	121	116	87	75	70	9	5,760
2012						120	122	98	70	52	16	5,473
2013							120	121	115	106	24	4,890
2014								123	124	94	51	4,737
2015									131	131	100	4,279
2016										124	110	2,902

									Total	$787	$319

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2007	$12	$30	$40	$45	$46	$46	$46	$48	$49	$50
2008		9	27	35	39	42	43	43	43	43
2009			13	24	34	41	43	45	46	47
2010				13	34	50	55	57	58	55
2011					19	42	55	58	60	60
2012						5	32	34	35	35
2013							16	40	69	78
2014								7	30	38
2015									7	26
2016										5

									Total	$437

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$350
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										16
Liability for unallocated claim adjustment expenses for accident years presented										28

Total net liability for unpaid claim and claim adjustment expenses										$394

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended
December 31											Total

Accident Year
2007		$9	$(26)	$(24)	$2	$(3)	$(5)	$(2)		$1	$(48)
2008				(41)	(5)	(7)	(9)	(4)	$(3)	(1)	(70)
2009					(11)	(18)	(17)	(9)	(7)	1	(61)
2010						(1)	(27)	(8)	(10)	(3)	(49)
2011						1	(5)	(29)	(12)	(5)	(50)
2012							2	(24)	(28)	(18)	(68)
2013								1	(6)	(9)	(14)
2014									1	(30)	(29)
2015

Total net development for the accident years presented above								$(75)	$(65)	$(64)
Total net development for accident years prior to 2007								(7)	(4)	1

Total								$(82)	$(69)	$(63)

(a)   Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto

											December 31, 2016

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2007 (a)	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2007	$348	$367	$368	$360	$355	$358	$356	$355	$354	$352		67,473
2008		322	323	316	306	309	305	298	298	296		56,407
2009			287	272	274	278	281	277	275	272		47,325
2010				262	274	279	283	291	286	281	$1	46,324
2011					262	273	279	293	290	285	5	46,676
2012						270	282	292	296	300	11	45,279
2013							242	259	257	241	20	38,513
2014								231	221	210	40	32,958
2015									199	197	65	29,714
2016										196	105	25,196

									Total	$2,630	$247

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2007	$93	$185	$250	$295	$329	$340	$348	$349	$350	$351
2008		83	158	210	244	274	289	291	292	293
2009			72	128	188	229	257	269	270	270
2010				72	137	197	240	265	274	279
2011					78	141	193	241	264	275
2012						77	157	214	253	276
2013							73	132	164	195
2014								63	100	135
2015									52	95
2016										51

									Total	$2,220

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$410
	Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007									4
	Liability for unallocated claim adjustment expenses for accident years presented									10

	Total net liability for unpaid claim and claim adjustment expenses									$424

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended December 31											Total

Accident Year
2007		$19	$1	$(8)	$(5)	$3	$(2)	$(1)	$(1)	$(2)	$4
2008			1	(7)	(10)	3	(4)	(7)		(2)	(26)
2009				(15)	2	4	3	(4)	(2)	(3)	(15)
2010					12	5	4	8	(5)	(5)	19
2011						11	6	14	(3)	(5)	23
2012							12	10	4	4	30
2013								17	(2)	(16)	(1)
2014									(10)	(11)	(21)
2015										(2)	(2)

	Total net development for the accident years presented above							$37	$(19)	$(42)
	Total net development for accident years prior to 2007							(6)	(3)	(4)

							Total	$31	$(22)	$(46)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability
											December 31, 2016
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2007 (a)	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2007	$774	$673	$678	$639	$610	$600	$559	$545	$548	$540	$28	53,553
2008		611	604	630	647	633	632	613	600	591	18	44,586
2009			591	637	634	633	629	623	619	622	16	43,955
2010				566	597	599	649	695	675	659	25	43,378
2011					537	534	564	610	611	621	41	38,101
2012						539	563	579	570	558	63	34,037
2013							615	645	634	643	142	32,897
2014								627	634	635	224	26,744
2015									573	574	330	21,687
2016										622	495	16,720

									Total	$6,065	$1,382

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2007	$30	$130	$236	$328	$413	$458	$481	$492	$497	$504
2008		31	129	261	390	473	528	550	560	567
2009			33	112	270	392	486	532	557	584
2010				27	139	267	414	530	577	608
2011					27	135	253	389	484	534
2012						27	127	233	340	417
2013							33	135	257	377
2014								29	115	245
2015									31	132
2016										34

									Total	$4,002

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,063
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										1,130
	Liability for unallocated claim adjustment expenses for accident years presented									55

	Total net liability for unpaid claim and claim adjustment expenses									$3,248

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended
December 31											Total

Accident Year
2007		$(101)	$5	$(39)	$(29)	$(10)	$(41)	$(14)	$3	$(8)	$(234)
2008			(7)	26	17	(14)	(1)	(19)	(13)	(9)	(20)
2009				46	(3)	(1)	(4)	(6)	(4)	3	31
2010					31	2	50	46	(20)	(16)	93
2011						(3)	30	46	1	10	84
2012							24	16	(9)	(12)	19
2013								30	(11)	9	28
2014									7	1	8
2015										1	1

Total net development for the accident years presented above								$99	$(46)	$(21)
Total net development for accident years prior to 2007								(54)	13	(7)

							Total	$45	$(33)	$(28)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation

											December 31, 2016
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2007 (a)	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016	IBNR	Claims
(In millions, except reported claims data)

Accident Year
2007	$568	$580	$596	$604	$603	$603	$604	$610	$608	$627	$32	71,049
2008		558	575	593	606	608	612	622	630	638	36	59,883
2009			583	587	594	596	600	611	617	625	46	51,111
2010				576	619	641	663	683	697	717	45	48,056
2011					593	628	637	648	642	666	52	44,571
2012						589	616	648	661	671	86	41,683
2013							528	563	584	610	121	38,102
2014								459	474	474	157	32,996
2015									416	426	206	31,296
2016										421	287	27,042

									Total	$5,875	$1,068

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2007	$100	$246	$337	$390	$429	$471	$502	$522	$533	$535
2008		92	233	323	381	425	461	489	505	520
2009			88	223	315	381	435	468	495	516
2010				94	245	352	433	500	531	565
2011					97	245	353	432	471	515
2012						86	229	338	411	465
2013							79	211	297	366
2014								60	157	213
2015									50	130
2016										52

									Total	$3,877

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,998
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										2,334
Other (b)										(30)
Liability for unallocated claim adjustment expenses for accident years presented										4

	Total net liability for unpaid claim and claim adjustment expenses									$4,306

(b) Other includes the effect of discounting lifetime claim reserves.

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total

Accident Year
2007		$12	$16	$8	$(1)		$1	$6	$(2)	$19	$59
2008			17	18	13	$2	4	10	8	8	80
2009				4	7	2	4	11	6	8	42
2010					43	22	22	20	14	20	141
2011						35	9	11	(6)	24	73
2012							27	32	13	10	82
2013								35	21	26	82
2014									15		15
2015										10	10

	Total net development for the accident years presented above							$125	$69	$125
		Adjustment for development on a discounted basis						1	(4)	1
		Total net development for accident years prior to 2007						13	15	24

		Total						$139	$80	$150

(a) Data presented for these calendar years is required supplemental information, which is unaudited.

The table below reconciles the net liability for unpaid claim and claim adjustment expenses for property and casualty operations to the amount presented in the Consolidated Balance Sheets.

As of December 31,	2016

(In millions)

Net liability for unpaid claim and claim adjustment expenses
Property and casualty operations	$14,910
Non-core operations (a)	3,339

Total net claim and claim adjustment expenses	18,249

Reinsurance receivables (b)
Property and casualty operations	1,461
Non-core operations	2,633

Total reinsurance receivables	4,094

Total gross liability for unpaid claims and claims adjustment expenses	$22,343

(a)

Non-core operations include amounts primarily related to long term care claim reserves, which are long duration insurance contracts, but also include amounts related to unfunded structured settlements arising from short duration insurance contracts.

(b)	Reinsurance receivables presented do not include reinsurance receivables related to paid losses.

The table below presents information about average historical claims duration as of December 31, 2016 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10	Total

Medical professional liability	3.1%	18.2%	22.3%	19.6%	12.7%	8.0%	5.0%	4.8%	3.7%	0.3%	97.7%
Other professional liability and management liability	5.7%	20.6%	21.0%	17.0%	10.0%	6.3%	5.6%	3.8%	1.9%	3.2%	95.1%
Surety (a)	23.4%	32.8%	20.2%	8.9%	3.7%	1.5%	(0.7)%	2.0%	1.0%	2.0%	94.8%
Commercial auto	27.2%	23.1%	18.3%	13.9%	9.1%	3.9%	1.3%	0.2%	0.3%	0.3%	97.6%
General liability	5.0%	16.3%	20.5%	20.1%	15.3%	8.0%	4.2%	2.7%	1.1%	1.3%	94.5%
Workers’ compensation	13.5%	21.4%	14.6%	10.5%	7.5%	5.7%	4.6%	3.0%	2.1%	0.3%	83.2%

(a)

Due to the nature of the Surety business, average annual percentage payout of ultimate net incurred claim and allocated claim adjustment expenses has been calculated using only the payouts of mature accident years presented in the loss reserve development tables.

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

Subsequent to the effective date of the LPT, CNA recognized adverse prior year development on its A&EP reserves which resulted in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which

CNA recognizes a change in the estimate of A&EP reserves that increases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is impacted and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits in the Consolidated Statements of Income.

The following table presents the impact of the loss portfolio transfer on the Consolidated Statements of Income.

Year Ended December 31	2016	2015	2014

(In millions)

Net A&EP adverse development before consideration of LPT	$200	$150	$-
Retroactive reinsurance benefit recognized	(107)	(85)	(13)

Pretax impact of A&EP reserve development and the LPT	$93	$65	$(13)

Based upon CNA’s 2016 A&EP reserve review, net unfavorable prior year development of $200 million was recognized before consideration of cessions to the LPT. The unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. An A&EP reserve review was not completed in 2014 because additional information and analysis on inuring third-party reinsurance recoveries were needed to finalize the review. The review was finalized in the second quarter of 2015 and management has adopted the first quarter of the year as the timing for all future annual A&EP claims actuarial reviews, subject to the timing of the corresponding review performed by NICO. Unfavorable development of $150 million was recorded in 2015 to reflect a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. While this unfavorable development was ceded to NICO in 2016 and 2015 under the LPT, CNA’s reported earnings in both periods were negatively affected due to the application of retroactive reinsurance accounting.

As of December 31, 2016 and 2015, the cumulative amounts ceded under the LPT were $2.8 billion and $2.6 billion. The unrecognized deferred retroactive reinsurance benefit was $334 million and $241 million as of December 31, 2016 and 2015.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.8 billion as of December 31, 2016 and 2015. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

Note 9. Leases

Leases primarily cover office facilities, machinery and computer equipment. Hotel properties, in some instances, are constructed on leased land. Rent expense amounted to $97 million, $85 million and $94 million for the years ended December 31, 2016, 2015 and 2014. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts

(In millions)

2017	$72	$5
2018	59	5
2019	51	4
2020	54	4
2021	53	4
Thereafter	349	19

Total	$638	$41

In connection with the planned relocation of CNA’s global headquarters, in 2016, CNA sold the building in which it maintains its current principal executive offices. Concurrently, CNA leased back the current office space until the relocation of the global headquarters, which is expected to occur in 2018. The sale-leaseback arrangement includes expected future minimum lease payments of $10 million in 2017 and $4 million in 2018.

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

For 2014 through 2016, the Internal Revenue Service (“IRS”) has accepted the Company into the Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position and cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2012.

Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal and various state and foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2009 to 2016. The 2013 federal income tax return is under examination.

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2016	2015	2014

(In millions)

Income tax expense (benefit):
Federal:
Current	$71	$79	$370
Deferred	102	(234)	(23)
State and city:
Current	13	21	12
Deferred	13	5	6
Foreign	21	86	92

Total	$220	$(43)	$457

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense (benefit) is as follows:

Year Ended December 31	2016	2015	2014
(In millions)

Income before income tax:
U.S.	$1,207	$543	$1,499
Foreign	(271)	(299)	311
Total	$936	$244	$1,810

Income tax expense at statutory rate	$328	$86	$633
Increase (decrease) in income tax expense resulting from:
Exempt investment income	(126)	(126)	(121)
Foreign related tax differential	40	(18)	(48)
Amortization of deferred charges associated with intercompany rig sales to other tax jurisdictions		38	44
Taxes related to domestic affiliate	(14)	(10)	14
Partnership earnings not subject to taxes	(52)	(38)	(39)
Allowance for foreign tax credits	62
Unrecognized tax positions, including foreign currency revaluation	(42)	1	(42)
Other (a)	24	24	16
Income tax expense (benefit)	$220	$(43)	$457

(a)	Includes state and local taxes, adjustments to prior year estimates and other non-deductible expenses.

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely to finance foreign activities, or recover such undistributed earnings tax-free. The determination of the amount of the unrecognized deferred tax liability on approximately $1.8 billion of undistributed earnings related to foreign subsidiaries is not practicable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2016	2015	2014
(In millions)

Balance at January 1	$54	$57	$91
Additions for tax positions related to the current year	4	7	6
Additions for tax positions related to a prior year	1
Reductions for tax positions related to a prior year	(20)	(3)	(35)
Lapse of statute of limitations	(4)	(7)	(5)
Balance at December 31	$35	$54	$57

The $20 million in reductions for tax positions related to a prior year is primarily from the devaluation of the Egyptian pound. At December 31, 2016, 2015 and 2014, $36 million, $49 million and $51 million of unrecognized tax benefits related to Diamond Offshore would affect the effective tax rate if recognized.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense on the Consolidated Statements of Income. Interest amounts recorded by the Company were insignificant for the years ended December 31, 2016, 2015 and 2014. The Company recorded income tax benefit of $23 million and $22 million for the years ended December 31, 2016 and 2014 and income tax expense of $2 million for the year ended December 31, 2015 related to penalties. The $23 million reduction in penalties related to uncertain tax positions results primarily from the devaluation of the Egyptian pound.

During 2014, Diamond Offshore settled certain disputes for the years 2006 through 2008 with the Egyptian tax authorities, resulting in a net reduction to income tax expense of $17 million. One issue for the 2006 through 2008 period remains open, which Diamond Offshore appealed. The court case is currently pending. Diamond Offshore has sought assistance from an agency of the U.S. Treasury Department, pursuant to international tax treaties and continues to believe that its position will, more likely than not, be sustained. However, if Diamond Offshore’s position is not sustained, tax expense and related penalties would increase by approximately $22 million related to this issue for the 2006 through 2008 tax years as of December 31, 2016.

The following table summarizes deferred tax assets and liabilities:

December 31	2016	2015
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$125	$178
Unearned premium reserves	206	230
Receivables	26	30
Employee benefits	407	419
Life settlement contracts	56	48
Deferred retroactive reinsurance benefit	117	84
Net operating loss carryforwards	178	245
Tax credit carryforwards	289	131
Basis differential in investment in subsidiary	17	19
Other	246	282
Total deferred tax assets	1,667	1,666
Valuation allowance	(210)	(147)
Net deferred tax assets	1,457	1,519

Deferred tax liabilities:
Deferred acquisition costs	(120)	(117)
Net unrealized gains	(295)	(166)
Property, plant and equipment	(1,019)	(998)
Basis differential in investment in subsidiary	(409)	(428)
Other liabilities	(235)	(173)
Total deferred tax liabilities	(2,078)	(1,882)

Net deferred tax liabilities (a)	$(621)	$(363)

(a)	Includes $15 and $19 of deferred tax assets reflected in Other assets in the Consolidated Balance Sheets at December 31, 2016 and 2015.

Federal net operating loss carryforwards of $76 million expire in 2034 and 2036. Net operating loss carryforwards in foreign tax jurisdictions of $59 million expire between 2020 and 2025 and $36 million can be carried forward indefinitely. Federal tax credit carryforwards of $157 million have indefinite lives and $98 million of foreign tax credit carryforwards expire between 2024 and 2026. Diamond Offshore intends to carryback foreign tax credits of $33 million to prior years, which otherwise will expire between 2021 and 2023.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As of December 31, 2016, Diamond Offshore recorded a valuation allowance of $210 million related to net operating losses of $91 million, foreign tax credits of $62 million, and other deferred tax assets of $57 million.

Note 11.  Debt

December 31	2016	2015

(In millions)

Loews Corporation (Parent Company):
Senior:
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400)		$400
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	$500	500
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)		350
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.4% notes due 2019 (effective interest rate of 7.5%) (authorized, $350)	350	350
5.9% notes due 2020 (effective interest rate of 6.0%) (authorized, $500)	500	500
5.8% notes due 2021 (effective interest rate of 5.9%) (authorized, $400)	400	400
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550	550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)	500
Variable rate note due 2036 (effective interest rate of 4.3% and 3.8%)	30	30
Capital lease obligation	5	4
Diamond Offshore:
Senior:
Commercial paper (weighted average interest rate of 0.9%)		287
Variable rate revolving credit facility due 2020 (effective interest rate of 1.9%)	104
5.9% notes due 2019 (effective interest rate of 6.0%) (authorized, $500)	500	500
3.5% notes due 2023 (effective interest rate of 3.6%) (authorized, $250)	250	250
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized, $500)	500	500
4.9% notes due 2043 (effective interest rate of 5.0%) (authorized, $750)	750	750
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2021 (effective interest rate of 2.0% and 1.7%)	180	375
5.9% notes due 2016 (effective interest rate of 6.0%) (authorized, $250)		250
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300)	300	300
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275)	275	275
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)	185	185
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $350)	350	350
4.5% notes due 2021 (effective interest rate of 5.0%) (authorized, $440)	440	440
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)	300	300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600 and $350)	600	600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Capital lease obligation	9	10
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.1%)	650	598

	10,871	10,647
Less unamortized discount and issuance costs	93	87

Debt	$10,778	$10,560

December 31, 2016	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt

(In millions)

Loews Corporation	$1,800	$25	$1,775		$1,775
CNA Financial	2,728	13	2,715	$2	2,713
Diamond Offshore	2,104	19	2,085	104	1,981
Boardwalk Pipeline	3,589	31	3,558	1	3,557
Loews Hotels	650	5	645	3	642

Total	$10,871	$93	$10,778	$110	$10,668

At December 31, 2016, the aggregate long term debt maturing in each of the next five years is approximately as follows: $110 million in 2017, $534 million in 2018, $1.3 billion in 2019, $550 million in 2020, $1.6 billion in 2021, and $6.8 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

CNA Financial

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2016, giving it access to approximately $111 million of additional liquidity. As of December 31, 2016 and 2015, CNA had no outstanding borrowings from the FHLBC.

In the first quarter of 2016, CNA completed a public offering of $500 million aggregate principal amount of 4.5% senior notes due March 1, 2026 and used the net proceeds to repay the entire $350 million outstanding principal amount of its 6.5% senior notes due August 15, 2016.

CNA has a five-year $250 million senior unsecured revolving credit facility with a syndicate of banks which may be used for general corporate purposes. At CNA’s election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million and the credit agreement includes two optional one-year extensions prior to the first and second anniversary of the closing date, subject to applicable consents. As of December 31, 2016 and 2015, there were no outstanding borrowings under the credit agreements and CNA was in compliance with all covenants.

Diamond Offshore

In the first quarter of 2016, Diamond Offshore cancelled its commercial paper program and repaid $287 million in commercial paper outstanding at December 31, 2015 with proceeds from borrowings under its revolving credit agreement.

Diamond Offshore has a $1.5 billion senior unsecured revolving credit facility that matures in October of 2020, except for $40 million of commitments that mature in March of 2019 and $60 million of commitments that mature in October of 2019. In addition, Diamond Offshore also has the option to increase the revolving commitments under the revolving credit facility by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request one additional one-year extension of the maturity date. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans.

Boardwalk Pipeline

In May of 2016, Boardwalk Pipeline completed a public offering of $550 million aggregate principal amount of 6.0% senior notes due June 1, 2026 and used the proceeds to reduce borrowings under its revolving credit facility.

In November of 2016, the outstanding aggregate principal amount of the 5.9% senior notes was retired with borrowings under its revolving credit facility.

In January of 2017, Boardwalk Pipeline completed a public offering of $500 million aggregate principal amount of 4.5% senior notes due July 15, 2027 and will use the proceeds to refinance future maturities of debt and to fund growth capital expenditures. Initially, the proceeds were used to reduce outstanding borrowings under its revolving credit facility.

Boardwalk Pipeline has a revolving credit facility having aggregate lending commitments of $1.5 billion. During the third quarter of 2016, Boardwalk Pipeline extended the maturity date of the revolving credit facility by one year to May 26, 2021.

Boardwalk Pipeline has in place a subordinated loan agreement with a subsidiary of the Company under which it can borrow up to $300 million until December 31, 2018. Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

Loews Corporation

In March of 2016, the Company completed a public offering of $500 million aggregate principal amount of 3.8% senior notes due April 1, 2026 and repaid in full the entire $400 million aggregate principal amount of its 5.3% senior notes at maturity.

Note 12. Shareholders’ Equity

Accumulated other comprehensive income

The tables below display the changes in AOCI by component for the years ended December 31, 2014, 2015 and 2016:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Discontinued Operations	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2014	$23	$622	$(3)	$(4)	$(432)	$133	$339
Sale of subsidiaries	(5)	(15)	20
Other comprehensive income (loss) before reclassifications, after tax of $(8), $(132), $(3), $1, $132 and $0	15	295	2	(2)	(244)	(94)	(28)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $10, $16, $0, $(7) and $0		(28)	(21)	(1)	9		(41)
Other comprehensive income (loss)	15	267	(19)	(3)	(235)	(94)	(69)
Amounts attributable to noncontrolling interests	(1)	(28)	2	1	26	10	10
Balance, December 31, 2014	32	846	-	(6)	(641)	49	280
Other comprehensive loss before reclassifications, after tax of $13, $313, $0, $1, $16 and $0	(23)	(600)		(2)	(31)	(139)	(795)
Reclassification of losses from accumulated other comprehensive income, after tax of $(8), $(31), $0, $(2), $(11) and $0	14	43		7	13		77
Other comprehensive income (loss)	(9)	(557)	-	5	(18)	(139)	(718)
Issuance of equity securities by subsidiary					1		1
Amounts attributable to noncontrolling interests	1	58		(2)	9	14	80
Balance, December 31, 2015	24	347	-	(3)	(649)	(76)	(357)
Other comprehensive income (loss) before reclassifications, after tax of $(4), $(133), $0, $0, $9 and $0	9	283			(22)	(114)	156
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $3, $16, $0, $0, $(15) and $0	(6)	(26)		2	27		(3)
Other comprehensive income (loss)	3	257	-	2	5	(114)	153
Amounts attributable to noncontrolling interests		(28)		(1)	(2)	12	(19)
Balance, December 31, 2016	$27	$576	$-	$(2)	$(646)	$(178)	$(223)

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) and cash flow hedges related to discontinued operations	Discontinued operations, net
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

Common Stock Dividends

Dividends of $0.25 per share on the Company’s common stock were declared and paid in 2016, 2015 and 2014.

There are no restrictions on the Company’s retained earnings or net income with regard to payment of dividends. However, as a holding company, Loews relies upon invested cash balances and distributions from its subsidiaries to generate the funds necessary to declare and pay any dividends to holders of its common stock. The ability of the Company’s subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, compliance with covenants in their respective credit agreements and applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. See Note 13 for a discussion of the regulatory restrictions on CNA’s availability to pay dividends.

Subsidiary Equity Transactions

The Company purchased 0.3 million shares of CNA common stock at an aggregate cost of $8 million during 2016. The Company’s percentage ownership interest in CNA remained unchanged as a result of these transactions, at 90%. The Company’s purchase price of the shares was lower than the carrying value of its investment in CNA, resulting in an increase to Additional paid-in capital (“APIC”) of $3 million.

Treasury Stock

The Company repurchased 3.4 million, 33.3 million and 14.6 million shares of its common stock at aggregate costs of $134 million, $1.3 billion and $622 million during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 all outstanding treasury stock was retired. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (“SSAP No. 62R”), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party AE&P reinsurance balances administered by NICO in Schedule F and to utilize the loss portfolio transfer as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $67 million and $90 million at December 31, 2016 and 2015.

The 2015 long term care premium deficiency discussed in Note 1 was recorded on a GAAP basis. There was no premium deficiency for statutory accounting purposes. Statutory accounting principles requires the use of prescribed discount rates in calculating the reserves for long term care future policy benefits which are lower than the discount rates used on a GAAP basis and results in higher carried reserves relative to GAAP reserves.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2016, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $765 million in 2016. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies are presented in the table below.

	Statutory Capital and Surplus		Statutory Net Income

	December 31		Year Ended December 31

	2016 (a)	2015	2016 (a)	2015	2014

(In millions)

Combined Continental Casualty Companies	$ 10,748	$ 10,723	$ 1,033	$ 1,148	$ 914

(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.

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

The statutory capital and surplus presented above for CCC was approximately 270% and 266% of company action level RBC at December 31, 2016 and 2015. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CCC’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

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

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2016	2015	2014	2016	2015	2014

Discount rate	3.9%	4.0%	3.7%	3.7%	3.7%	3.4%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	5.3%	5.3%	5.3%
Rate of compensation increase	3.9% to 5.5%	3.5% to 5.5%	3.5% to 5.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2016	2015	2014	2016	2015	2014

Discount rate	4.0%	3.8%	4.4%	3.7%	3.4%	4.0%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	5.3%	5.3%	5.3%
Rate of compensation increase	3.5% to 5.5%	3.5% to 5.5%	3.5% to 5.5%

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

Assumed health care cost trend rates:

December 31	2016	2015	2014

Health care cost trend rate assumed for next year	4.0% to 7.0%	4.0% to 7.5%	4.0% to 8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2017-2021	2016-2021	2015-2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. An increase or decrease in the assumed health care cost trend rate of 1% in each year would not have a significant impact on the Company’s service and interest cost as of December 31, 2016. An increase of 1% in each year would increase the Company’s accumulated postretirement benefit obligation as of December 31, 2016 by $2 million and a decrease of 1% in each year would decrease the Company’s accumulated postretirement benefit obligation as of December 31, 2016 by $2 million.

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2016	2015	2014	2016	2015	2014

(In millions)

Service cost	$8	$12	$16	$1	$1	$1
Interest cost	128	127	149	3	3	4
Expected return on plan assets	(177)	(193)	(209)	(5)	(5)	(4)
Amortization of unrecognized net loss	46	42	30		1	1
Amortization of unrecognized prior service benefit	(1)	(1)	(1)	(3)	(10)	(18)
Settlement/Curtailment	3	3	86			(86)

Net periodic benefit cost	$7	$(10)	$71	$(4)	$(10)	$(102)

In 2016, the CNA Retirement Plan paid $88 million to settle its obligation to certain retirees through the purchase of a group annuity contract from a third party insurance company. The transaction reduced the plan’s projected benefit obligation by $86 million.

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

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits

	2016	2015	2016	2015

(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,227	$3,446	$82	$97
Service cost	8	12	1	1
Interest cost	128	127	3	3
Plan participants’ contributions			5	5
Amendments/curtailments	1	(55)
Actuarial (gain) loss	72	(96)	(13)	(11)
Benefits paid from plan assets	(188)	(187)	(12)	(13)
Settlements	(101)	(12)
Foreign exchange	(16)	(8)

Benefit obligation at December 31	3,131	3,227	66	82

Change in plan assets:

Fair value of plan assets at January 1	2,500	2,713	86	87
Actual return on plan assets	211	(21)	3	2
Company contributions	19	15	4	5
Plan participants’ contributions			5	5
Benefits paid from plan assets	(188)	(187)	(12)	(13)
Settlements	(103)	(12)
Foreign exchange	(16)	(8)

Fair value of plan assets at December 31	2,423	2,500	86	86

Funded status	$(708)	$(727)	$20	$4

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$4	$11	$44	$38
Other liabilities	(712)	(738)	(24)	(34)

Net amount recognized	$(708)	$(727)	$20	$4

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit	$(3)	$(5)	$(6)	$(9)
Net actuarial loss	1,097	1,106	(2)	8

Net amount recognized	$1,094	$1,101	$(8)	$(1)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$3,103	$3,129
Accumulated benefit obligation	3,089	3,114	$24	$34
Fair value of plan assets	2,391	2,391

The accumulated benefit obligation for all defined benefit pension plans was $3.1 billion and $3.2 billion at December 31, 2016 and 2015.

The Company employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize the Company’s expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2016, the Company had committed $119 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated amounts to be recognized from AOCI into net periodic cost (benefit) during 2017.

Other
	Pension	Postretirement
	Benefits	Benefits

(In millions)

Amortization of net actuarial (gain) loss	$ 43	$ (1)
Amortization of prior service credit		(2)

Total estimated amounts to be recognized	$ 43	$ (3)

The table below presents the estimated future minimum benefit payments at December 31, 2016.

		Other
	Pension	Postretirement
Expected future benefit payments	Benefits	Benefits

(In millions)

2017	$ 217	$ 6
2018	210	6
2019	212	6
2020	214	5
2021	212	5
2022 – 2026	1,041	20

In 2017, it is expected that contributions of approximately $15 million will be made to pension plans and $3 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2016	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$500	$10	$510
States, municipalities and political subdivisions		63		63
Asset-backed		186		186
Total fixed maturities	$-	749	10	759
Equity securities	404	105		509
Short term investments	18	35		53
Fixed income mutual funds	92			92
Other assets	15	37		52
Total limited partnerships measured at net asset value (a)				958
Total	$529	$926	$10	$2,423

December 31, 2015	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$455	$10	$465
States, municipalities and political subdivisions		106		106
Asset-backed		219		219
Total fixed maturities	$-	780	10	790
Equity securities	373	107		480
Short term investments	30	28		58
Fixed income mutual funds	95			95
Other assets		52		52
Total limited partnerships measured at net asset value (a)				1,025
Total	$498	$967	$10	$2,500

(a)

In May of 2015, the FASB issued ASU 2015-17, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)” (“ASU 2015-07”), which removes the requirement to present certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient within the fair value hierarchy table. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The Company adopted ASU 2015-07 as of December 31, 2016, and has applied it retrospectively. Other than the presentation of the investments measured at net asset value, there were no effects to the reported amounts presented as of December 31, 2015.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 87% of the carrying value as of December 31, 2016 and 2015 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 57% were equity related, 38% pursued a multi-strategy approach and 5% were focused on distressed investments at December 31, 2016.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

The tables below present reconciliations for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

				Net
		Actual Return on Assets		Purchases,	Net Transfers
	Balance at	Still Held at	Sold During	Sales, and	In (Out) of	Balance at
2016	January 1,	December 31,	the Year	Settlements	Level 3	December 31,
(In millions)

Fixed maturity securities:
Corporate and other bonds	$10					$10
Total	$10	$-	$-	$-	$-	$10

2015
(In millions)

Fixed maturity securities:
Corporate and other bonds	$15				$(5)	$10
Total	$15	$-	$-	$-	$(5)	$10

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2016	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$19		$19
States, municipalities and political subdivisions		44		44
Asset-backed		15		15
Total fixed maturities	$-	78	$-	78
Short term investments	3			3
Fixed income mutual funds	5			5
Total	$8	$78	$-	$86

December 31, 2015	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$17		$17
States, municipalities and political subdivisions		42		42
Asset-backed		19		19
Total fixed maturities	$-	78	$-	78
Short term investments	3			3
Fixed income mutual funds	5			5
Total	$8	$78	$-	$86

There were no Level 3 assets at December 31, 2016 and 2015.

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $107 million, $115 million and $125 million for the years ended December 31, 2016, 2015 and 2014.

Stock-based Compensation – In 2016, shareholders approved the Loews Corporation 2016 Incentive Compensation Plan (the “2016 Loews Plan”) which replaced a previously existing plan. The aggregate number of shares of Loews common stock authorized under the 2016 Loews Plan is 6,000,000 shares, plus up to 3,000,000 shares that may be forfeited under the prior plan. The maximum number of shares of Loews common stock with respect to which awards may be granted to any individual in any calendar year is 500,000 shares. In accordance with the 2016 Loews Plan and the prior plan, the Company’s stock-based compensation consists of the following:

SARs: SARs were granted under the prior plan. The exercise price per share may not be less than the fair market value of the common stock on the date of grant. Generally, SARs vest ratably over a four-year period and expire in ten years.

Time-based Restricted Stock Units: Time-based restricted stock units (“RSUs”) were granted under the 2016 Loews Plan and represent the right to receive one share of the Company’s common stock for each vested RSU. Generally, RSUs vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.

Performance-based Restricted Stock Units: Performance-based RSUs (“PSUs”) were granted under the 2016 Loews Plan and represent the right to receive one share of the Company’s common stock for each vested PSU, subject to the achievement of specified performance goals by the Company. Generally, performance-based RSUs vest, if performance goals are satisfied, 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.

In 2016, the Company granted an aggregate of 367,908 RSUs and PSUs at a weighted average grant-date fair value of $39.74 per unit. 16,079 RSUs were forfeited during the year. 5,982,880 SARs were outstanding at December 31, 2016 with a weighted average exercise price of $40.90.

The Company recognized compensation expense that decreased net income by $32 million, $14 million and $12 million for the years ended December 31, 2016, 2015 and 2014. Several of the Company’s subsidiaries also maintain their own stock-based compensation plans. Such amounts include the Company’s share of expense related to its subsidiaries’ plans.

Note 15. Reinsurance

CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. A credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet its obligations. A collectability exposure also exists to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers’ compensation. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Currently most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance, primarily through Hardy and as a member of various reinsurance pools and associations.

The following table presents the amounts receivable from reinsurers:

December 31	2016	2015
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,094	$4,087
Ceded future policy benefits	212	207
Reinsurance receivables related to paid losses	147	197
Reinsurance receivables	4,453	4,491
Less allowance for doubtful accounts	37	38

Reinsurance receivables, net of allowance for doubtful accounts	$4,416	$4,453

CNA has established an allowance for doubtful accounts on reinsurance receivables related to credit risk. CNA reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.0 billion and $3.2 billion at December 31, 2016 and 2015.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2016 were approximately $2.4 billion from a subsidiary of Berkshire Hathaway Group, $350 million from the Gateway Rivers Insurance Company and $212 million from subsidiaries of Wilton Re. These amounts are substantially collaterized. The recoverable from the Berkshire Hathaway Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

	Direct	Assumed	Ceded	Net	Assumed/ Net%

(In millions)

Year Ended December 31, 2016

Property and casualty	$10,400	$258	$4,270	$6,388	4.0%
Long term care	486	50		536	9.3

Earned premiums	$10,886	$308	$4,270	$6,924	4.4%

Year Ended December 31, 2015

Property and casualty	$9,853	$274	$3,754	$6,373	4.3%
Long term care	498	50		548	9.1

Earned premiums	$10,351	$324	$3,754	$6,921	4.7%

Year Ended December 31, 2014

Property and casualty	$9,452	$277	$3,073	$6,656	4.2%
Long term care	508	48		556	8.6

Earned premiums	$9,960	$325	$3,073	$7,212	4.5%

Included in the direct and ceded earned premiums for the years ended December 31, 2016, 2015 and 2014 are $3.9 billion, $3.3 billion and $2.6 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Long term care premiums are from long duration contracts; property and casualty premiums are from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $3.0 billion, $2.6 billion and $1.4 billion for the years ended December 31, 2016, 2015 and 2014, including $2.6 billion, $2.3 billion and $1.5 billion related to the significant third party captive program discussed above. Reinsurance recoveries in 2014 were unfavorably affected by the commutation of a workers’ compensation reinsurance pool.

Note 16.  Quarterly Financial Data (Unaudited)

2016 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

(In millions, except per share data)

Total revenues	$3,338	$3,287	$3,307	$ 3,173

Net income (loss) (a)	290	327	(65)	102
Per share-basic and diluted	0.86	0.97	(0.19)	0.30

2015 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

(In millions, except per share data)

Total revenues	$3,333	$3,169	$3,435	$ 3,478

Net income (loss) (b)	(201)	182	170	109
Per share-basic and diluted	(0.58)	0.50	0.46	0.29

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)	Net loss for the second quarter of 2016 includes the impact of a $267 million asset impairment charge at Diamond Offshore.
(b)

Net loss for the fourth quarter of 2015 includes the impact of a $177 million charge related to recognition of a premium deficiency in CNA’s long term care business and a $182 million asset impairment charge at Diamond Offshore.

Note 17.  Legal Proceedings

CNA Financial

In September of 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (“CAC”), CNA, the Investment Committee of the CNA 401(k) Plus Plan, The Northern Trust Company and John Does 1-10 (collectively “Defendants”) over the CNA 401(k) Plus Plan. The complaint alleges that Defendants breached fiduciary duties to the CNA 401(k) Plus Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the CNA 401(k) Plus Plan’s Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the CNA 401(k) Plus Plan participants who had invested in the Fixed Income Fund suffered lower returns in their CNA 401(k) Plus Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. CNA has only recently begun evaluating the lawsuit as this litigation is in its preliminary stages, and as of yet no class has been certified. CCC and the other Defendants are contesting the case and the Company currently is unable to predict the final outcome or the impact on its financial condition, results of operations or cash flows. As of December 31, 2016, the likelihood of loss is reasonably possible, but the amount of loss, if any, cannot be estimated at this stage of the litigation.

Other Litigation

The Company and its subsidiaries are parties to other litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

Note 18.  Commitments and Contingencies

CNA Financial

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of December 31, 2016, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $258 million. Should CNA be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2016, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2016, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA recently identified rating errors related to its multi-peril package product within its Small Business unit. CNA recorded a charge which reduced earned premium by $16 million in anticipation of voluntarily issuing $30 million of premium refunds related to affected policies written from December 1, 2015 through December 31, 2016. Earned premium in 2017 will be negatively impacted by the portion of the $30 million that has not yet been earned through December 31, 2016 and the expected refund amount will increase further because of premium written in 2017, prior to CNA’s actions to correct its rating process. CNA is currently in dialogue with state regulators and providing them with details regarding the anticipated premium refunds and other corrective actions. CNA is reviewing other business lines to determine whether other similar issues exist. Fines or penalties related to the foregoing or further refunds which may be required are reasonably possible, but the amount of such losses, if any, cannot be estimated at this time.

Note 19. Discontinued Operations

As discussed in Note 2, HighMount and the CAC business are classified and presented as discontinued operations.

The Consolidated Statements of Income include discontinued operations of HighMount as follows:

Year Ended December 31	2014

(In millions)

Revenues:
Other revenue, primarily operating	$150

Total	150

Expenses:
Other operating expenses
Impairment of natural gas and oil properties	29
Operating	173
Interest	8

Total	210

Loss before income tax	(60)
Income tax benefit	4

Results of discontinued operations, net of income tax	(56)
Impairment loss, net of tax benefit of $62	(138)

Loss from discontinued operations	$(194)

In 2014, HighMount recorded ceiling test impairment charges of $29 million ($19 million after tax) related to the carrying value of its natural gas and oil properties. The 2014 write-down was primarily attributable to insufficient reserve additions from exploration activities due to variability in well performance where HighMount was testing different horizontal target zones and hydraulic fracture designs. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $29 million ($18 million after tax) for the year ended December 31, 2014.

The Consolidated Statements of Income include discontinued operations of the CAC business as follows:

Year Ended December 31	2014

(In millions)

Revenues:
Net investment income	$94
Investment gains	3

Total	97

Expenses:
Insurance claims and policyholders’ benefits	75
Other operating expenses	2

Total	77

Income before income tax	20
Income tax expense	(6)

Results of discontinued operations, net of income tax	14
Loss on sale, net of tax benefit of $40	(211)
Amounts attributable to noncontrolling interests	20

Loss from discontinued operations	$(177)

Note 20. Segments

The Company has five reportable segments comprised of its four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels; and the Corporate segment. Each of the operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

CNA’s core business is the sale of property and casualty insurance coverage primarily through a network of independent agents, brokers and managing general underwriters. CNA’s operations also include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including CNA Re and A&EP.

Diamond Offshore owns and operates offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Diamond Offshore’s fleet consists of 24 drilling rigs, which consist of four drillships, 19 semisubmersible rigs, and one jack-up rig. On December 31, 2016, Diamond Offshore’s drilling rigs were located offshore of five countries in addition to the United States.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas and NGLs. This segment consists of interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana and Texas, with approximately 14,365 miles of pipeline.

Loews Hotels operates a chain of 25 hotels, 24 of which are in the United States and one of which is in Canada.

The Corporate segment consists of investment income from the Parent Company’s cash and investments, interest expense and other unallocated expenses. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

In the following tables certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. These schedules present the reportable segments of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income and Total assets by segment are presented in the following tables.

Year Ended December 31, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$6,924					$6,924
Net investment income	1,988	$1			$146	2,135
Investment gains (losses)	62	(12)				50
Contract drilling revenues		1,525				1,525
Other revenues	410	75	$1,316	$667	3	2,471
Total	9,384	1,589	1,316	667	149	13,105

Expenses:

Insurance claims and policyholders’ benefits	5,283					5,283
Amortization of deferred acquisition costs	1,235					1,235
Contract drilling expenses		772				772
Other operating expenses	1,558	1,198	835	621	131	4,343
Interest	167	90	183	24	72	536
Total	8,243	2,060	1,018	645	203	12,169
Income (loss) before income tax	1,141	(471)	298	22	(54)	936
Income tax (expense) benefit	(279)	111	(61)	(10)	19	(220)
Net income (loss)	862	(360)	237	12	(35)	716
Amounts attributable to noncontrolling interests	(88)	174	(148)			(62)
Net income (loss) attributable to Loews Corporation	$774	$(186)	$89	$12	$(35)	$654

December 31, 2016
(In millions)

Total assets	$55,207	$6,371	$8,706	$1,498	$4,812	$76,594

Year Ended December 31, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$6,921					$6,921
Net investment income	1,840	$3	$1		$22	1,866
Investment losses	(71)					(71)
Contract drilling revenues		2,360				2,360
Other revenues	411	65	1,253	$604	6	2,339
Total	9,101	2,428	1,254	604	28	13,415

Expenses:

Insurance claims and policyholders’ benefits	5,384					5,384
Amortization of deferred acquisition costs	1,540					1,540
Contract drilling expenses		1,228				1,228
Other operating expenses	1,469	1,508	851	555	116	4,499
Interest	155	94	176	21	74	520
Total	8,548	2,830	1,027	576	190	13,171
Income (loss) before income tax	553	(402)	227	28	(162)	244
Income tax (expense) benefit	(71)	117	(46)	(16)	59	43
Net income (loss)	482	(285)	181	12	(103)	287
Amounts attributable to noncontrolling interests	(49)	129	(107)			(27)
Net income (loss) attributable to Loews Corporation	$433	$(156)	$74	$12	$(103)	$260

December 31, 2015
(In millions)

Total assets	$55,025	$7,154	$8,365	$1,416	$4,046	$76,006

Year Ended December 31, 2014	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$7,212					$7,212
Net investment income	2,067	$1	$1		$94	2,163
Investment gains	54					54
Contract drilling revenues		2,737				2,737
Other revenues	359	87	1,235	$475	3	2,159
Total	9,692	2,825	1,236	475	97	14,325

Expenses:

Insurance claims and policyholders’ benefits	5,591					5,591
Amortization of deferred acquisition costs	1,317					1,317
Contract drilling expenses		1,524				1,524
Other operating expenses	1,386	725	931	440	103	3,585
Interest	183	62	165	14	74	498
Total	8,477	2,311	1,096	454	177	12,515
Income (loss) before income tax	1,215	514	140	21	(80)	1,810
Income tax (expense) benefit	(322)	(142)	(11)	(10)	28	(457)
Income (loss) from continuing operations	893	372	129	11	(52)	1,353
Discontinued operations, net	(197)				(194)	(391)
Net income (loss)	696	372	129	11	(246)	962
Amounts attributable to noncontrolling interests	(71)	(189)	(111)			(371)
Net income (loss) attributable to Loews Corporation	$625	$183	$18	$11	$(246)	$591

This Page Intentionally Left Blank

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which is designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this Report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s controls and procedures were effective as of December 31, 2016.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2016. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Report.

Information about beneficial ownership reporting compliance is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement and is incorporated herein by reference.

We have a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This Code can be found on our website at www.loews.com and is available in print to any shareholder who requests a copy by writing to our Corporate Secretary at Loews Corporation, 667 Madison Avenue, New York, N.Y. 10065-8087. We intend to post any changes to or waivers of this Code for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website. Any amendment to this Code and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and New York Stock Exchange.

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2017 Proxy Statement under the caption “Other Matters – Communications with Us by Shareholders and Others” and is incorporated herein by reference.

Information about the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2017 Proxy Statement under the caption “Committees of the Board – Audit Committee” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2017 Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.

Information about the number of shares of our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the captions “Principal Shareholders” and “Director and Officer Holdings” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions and director independence is contained under the captions “Transactions With Related Persons” and “Director Independence” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information about our Audit Committee’s pre-approval policy and procedures for audit and other services and information about our principal accountant fees and services is contained in our 2017 Proxy Statement under the caption “Ratification of the Appointment of Our Independent Auditors – Audit Fees and Services” and “ – Auditor Engagement Pre-Approval Policy” and is incorporated herein by reference.

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

Page
Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014	172

Schedule II–Valuation and qualifying accounts for the years ended December 31, 2016, 2015 and 2014	174

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014	175

Exhibit
	Description	Number

3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009	3.01

	By-Laws of Registrant as amended through October 9, 2007, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q filed October 31, 2007	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K

(10)	Material Contracts

	Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016	10.01+

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Form, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016

10.02+

Exhibit
Description	Number

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016

10.03+

Form of Directors Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016

10.04+

Form of Election Form for Restricted Stock Units under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016

10.05+

Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement filed with the Commission on March 26, 2012	10.06+

Form of Stock Option Certificate for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.07+

Form of Award Certificate for grants of stock appreciation rights pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.08+

Loews Corporation Incentive Compensation Plan for Executive Officers, as amended through October 30, 2009, incorporated herein by reference to Exhibit 10.02 to Registrant’s Report on Form 10-K for the year ended December 31, 2009

10.09+

Loews Corporation Executive Deferred Compensation Plan, effective as of January 1, 2016, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2015

10.10+

Loews Corporation Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2008

10.11+

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008	10.12

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.05 to Registrant’s Report on Form 10-K for the year ended December 31, 2014

10.13+

Amendment dated as of February 12, 2016 to Amended and Restated Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.06 to Registrant’s Report on Form 10-K for the year ended December 31, 2015

10.14+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001

10.15+

Exhibit
Description	Number

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002

10.16+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.17+

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.09 to the Registrant’s Report on Form 10-K for the year ended December 31, 2014

10.18+

Amendment dated as of February 12, 2016 to Amended and Restated Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.11 to Registrant’s Report on Form 10-K for the year ended December 31, 2015

10.19+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001

10.20+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002

10.21+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.22+

Amended and Restated Employment Agreement dated as of February 12, 2015 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K for the year ended December 31, 2014

10.23+

Amendment dated as of February 12, 2016 to Amended and Restated Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.16 to Registrant’s Report on Form 10-K for the year ended December 31, 2015

10.24+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001

10.25+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002

10.26+

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003

10.27+

Lease agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed August 4, 2009	10.28

Exhibit
	Description	Number

(12)	Computation of ratio of earnings to fixed charges	12.1*

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(100)	XBRL Related Documents

	XBRL Instance Document	101.INS*

	XBRL Taxonomy Extension Schema	101.SCH*

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	XBRL Taxonomy Label Linkbase	101.LAB*

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

    * Filed herewith.

    + Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 16, 2017	By	/s/ David B. Edelson
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 16, 2017	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 16, 2017	By	/s/ David B. Edelson
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Dated: February 16, 2017	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Vice President and
Chief Accounting Officer)

Dated: February 16, 2017	By	/s/ Lawrence S. Bacow
(Lawrence S. Bacow, Director)

Dated: February 16, 2017	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated: February 16, 2017	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated: February 16, 2017	By	/s/ Charles D. Davidson
(Charles D. Davidson, Director)

Dated: February 16, 2017	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated: February 16, 2017	By	/s/ Jacob A. Frenkel
(Jacob A. Frenkel, Director)

Dated: February 16, 2017	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated: February 16, 2017	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated: February 16, 2017	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated: February 16, 2017	By	/s/ Ken Miller
(Ken Miller, Director)

Dated: February 16, 2017	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 16, 2017	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

Dated: February 16, 2017	By	/s/ Anthony Welters
(Anthony Welters, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION

BALANCE SHEETS

ASSETS

December 31	2016	2015
(In millions)

Current assets, principally investment in short term instruments	$3,096	$2,888
Investments in securities	1,931	1,487
Investments in capital stocks of subsidiaries, at equity	15,114	15,129
Other assets	389	97
Total assets	$20,530	$19,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$140	$260
Short term debt		400
Long term debt	1,775	1,279
Deferred income tax and other	452	101
Total liabilities	2,367	2,040
Shareholders’ equity	18,163	17,561
Total liabilities and shareholders’ equity	$20,530	$19,601

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2016	2015	2014
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$655	$302	$1,034
Interest and other	165	74	92
Total	820	376	1,126
Expenses:
Administrative	127	108	97
Interest	72	74	74
Total	199	182	171
Income before income tax	621	194	955
Income tax benefit	33	66	7
Income from continuing operations	654	260	962
Discontinued operations, net			(371)
Net income	654	260	591
Equity in other comprehensive income (loss) of subsidiaries	134	(638)	(59)
Total comprehensive income (loss)	$788	$(378)	$532

SCHEDULE I

(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF CASH FLOWS

Year Ended December 31	2016	2015	2014
(In millions)

Operating Activities:
Net income	$654	$260	$591
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity method investees	115	488	95
Provision for deferred income taxes	10	113	(62)
Changes in operating assets and liabilities, net:
Receivables	2	(6)	(2)
Accounts payable and accrued liabilities	52	71	200
Trading securities	(614)	718	(269)
Other, net	(15)	(8)	(23)
	204	1,636	530

Investing Activities:
Investments in and advances to subsidiaries	50	(285)	130
Change in investments, primarily short term	(127)		7
Other	(2)	(4)	(2)
	(79)	(289)	135

Financing Activities:
Dividends paid	(84)	(90)	(95)
Issuance of common stock		7	6
Purchases of treasury shares	(134)	(1,265)	(622)
Principal payments in debt	(400)
Issuance of debt	495
Other	(2)	1	2
	(125)	(1,347)	(709)

Net change in cash	-	-	(44)
Cash, beginning of year			44
Cash, end of year	$-	$-	$-

(a)	Cash dividends paid to the Company by affiliates amounted to $780, $816 and $782 for the years ended December 31, 2016, 2015 and 2014.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
(In millions)
	For the Year Ended December 31, 2016
Deducted from assets:
Allowance for doubtful accounts	$96	$-	$-	$6	$90
Total	$96	$-	$-	$6	$90

	For the Year Ended December 31, 2015
Deducted from assets:
Allowance for doubtful accounts	$117	$-	$-	$21	$96
Total	$117	$-	$-	$21	$96

	For the Year Ended December 31, 2014
Deducted from assets:
Allowance for doubtful accounts	$329	$-	$-	$212	$117
Total	$329	$-	$-	$212	$117

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2016	2015
(In millions)

Deferred acquisition costs	$599	$598
Reserves for unpaid claim and claim adjustment expenses	22,343	22,663
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,572	1,534
Unearned premiums	3,762	3,671

Year Ended December 31	2016	2015	2014
(In millions)

Net written premiums	$6,988	$6,962	$7,088
Net earned premiums	6,924	6,921	7,212
Net investment income	1,952	1,807	2,031
Incurred claim and claim adjustment expenses related to current year	5,025	4,934	5,043
Incurred claim and claim adjustment expenses related to prior years	(342)	(255)	(39)
Amortization of deferred acquisition costs	1,235	1,540	1,317
Paid claim and claim adjustment expenses	5,134	4,945	5,297