Form 10-Q
period 2017-03-31
LOEWS CORP
filed 2017-05-01
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at April 21, 2017
Common stock, $0.01 par value	336,702,111 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,743 and $38,947	$41,456	$41,494
Equity securities, cost of $578 and $571	587	549
Limited partnership investments	3,258	3,220
Other invested assets, primarily mortgage loans	708	683
Short term investments	5,013	4,765

Total investments	51,022	50,711
Cash	412	327
Receivables	7,783	7,644
Property, plant and equipment	15,160	15,230
Goodwill	346	346
Other assets	1,765	1,736
Deferred acquisition costs of insurance subsidiaries	626	600

Total assets	$77,114	$76,594

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,260	$22,343
Future policy benefits	10,491	10,326
Unearned premiums	3,912	3,762

Total insurance reserves	36,663	36,431
Payable to brokers	302	150
Short term debt	156	110
Long term debt	10,534	10,668
Deferred income taxes	785	636
Other liabilities	4,940	5,238

Total liabilities	53,380	53,233

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 336,699,587 and 336,621,358 shares	3	3
Additional paid-in capital	3,168	3,187
Retained earnings	15,466	15,196
Accumulated other comprehensive loss	(149)	(223)

Total shareholders’ equity	18,488	18,163
Noncontrolling interests	5,246	5,198

Total equity	23,734	23,361

Total liabilities and equity	$77,114	$76,594

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2017	2016

(In millions, except per share data)

Revenues:
Insurance premiums	$1,645	$1,699
Net investment income	604	422
Investment gains (losses):
Other-than-temporary impairment losses	(2)	(23)
Other net investment gains (losses)	36	(5)

Total investment gains (losses)	34	(28)
Contract drilling revenues	364	444
Other revenues	653	636

Total	3,300	3,173

Expenses:
Insurance claims and policyholders’ benefits	1,293	1,408
Amortization of deferred acquisition costs	305	307
Contract drilling expenses	204	213
Other operating expenses	846	907
Interest	142	143

Total	2,790	2,978

Income before income tax	510	195
Income tax (expense) benefit	(119)	4

Net income	391	199
Amounts attributable to noncontrolling interests	(96)	(97)

Net income attributable to Loews Corporation	$295	$102

Basic net income per share	$0.88	$0.30

Diluted net income per share	$0.87	$0.30

Dividends per share	$0.0625	$0.0625

Weighted average shares outstanding:
Shares of common stock	336.88	339.10
Dilutive potential shares of common stock	0.80	0.15

Total weighted average shares outstanding assuming dilution	337.68	339.25

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31	2017	2016

(In millions)

Net income	$391	$199

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(4)	5
Net other unrealized gains on investments	67	228

Total unrealized gains on available-for-sale investments	63	233
Unrealized gains on cash flow hedges		1
Pension liability	8	8
Foreign currency translation	11	14

Other comprehensive income	82	256

Comprehensive income	473	455

Amounts attributable to noncontrolling interests	(104)	(122)

Total comprehensive income attributable to Loews Corporation	$369	$333

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2016	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249
Net income	199			102			97
Other comprehensive income	256				231		25
Dividends paid	(96)			(21)			(75)
Purchases of subsidiary stock from noncontrolling interests	(9)		3				(12)
Purchases of Loews treasury stock	(33)					(33)
Stock-based compensation	3		2				1
Other	(5)		(12)				7
Balance, March 31, 2016	$23,125	$3	$3,177	$14,812	$(126)	$(33)	$5,292

Balance, January 1, 2017	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	391			295			96
Other comprehensive income	82				74		8
Dividends paid	(97)			(21)			(76)
Stock-based compensation	-		(19)				19
Other	(3)			(4)			1
Balance, March 31, 2017	$23,734	$3	$3,168	$15,466	$(149)	$-	$5,246

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2017	2016

(In millions)

Operating Activities:

Net income	$391	$199
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	318	585
Changes in operating assets and liabilities, net:
Receivables	51	(275)
Deferred acquisition costs	(24)	(23)
Insurance reserves	135	511
Other assets	(40)	(20)
Other liabilities	(265)	(287)
Trading securities	(567)	(541)

Net cash flow operating activities	(1)	149

Investing Activities:

Purchases of fixed maturities	(2,097)	(2,238)
Proceeds from sales of fixed maturities	1,359	1,722
Proceeds from maturities of fixed maturities	823	490
Purchases of limited partnership investments	(18)	(170)
Proceeds from sales of limited partnership investments	62	89
Purchases of property, plant and equipment	(211)	(292)
Dispositions	2	220
Change in short term investments	366	16
Other, net	(13)	6

Net cash flow investing activities	273	(157)

Financing Activities:

Dividends paid	(21)	(21)
Dividends paid to noncontrolling interests	(76)	(75)
Purchases of subsidiary stock from noncontrolling interests		(8)
Purchases of Loews treasury stock		(33)
Principal payments on debt	(776)	(1,809)
Issuance of debt	685	1,824
Other, net		(1)

Net cash flow financing activities	(188)	(123)

Effect of foreign exchange rate on cash	1	(1)

Net change in cash	85	(132)
Cash, beginning of period	327	440

Cash, end of period	$412	$308

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income attributable to Loews Corporation” as used herein means Net income attributable to Loews Corporation shareholders.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016 and results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2017 and 2016. Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. 0.7 million and 6.1 million shares attributable to employee stock-based compensation awards were not included in the diluted weighted average shares outstanding amounts for the three months ended March 31, 2017 and 2016 because the effect would have been antidilutive.

Accounting changes – In March of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The updated accounting guidance simplifies the accounting for share-based payment award transactions, including income tax consequences and classification on the statement of cash flows. As of January 1, 2017, the Company adopted the updated accounting guidance and began recognizing excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense within net income and the related cash flows classified within operating activities. The change impacted the amount and timing of income tax expense recognition as well as the calculation of diluted earnings per share. The accounting change did not have a material effect on the consolidated financial statements.

Recently issued ASUs – In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. In August of 2015, the FASB formally amended the effective date of this update to annual reporting periods beginning after December 15, 2017, including interim periods. The guidance can be adopted either retrospectively or with a cumulative effect adjustment at the date of adoption. The Company expects the updated guidance will not have a material effect on its consolidated financial statements.

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

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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

2.  Investments

Net investment income is as follows:

Three Months Ended March 31	2017	2016

(In millions)

Fixed maturity securities	$455	$446
Limited partnership investments	116	(40)
Short term investments	4	3
Equity securities	1	3
Income from trading portfolio (a)	34	15
Other	8	9

Total investment income	618	436
Investment expenses	(14)	(14)

Net investment income	$604	$422

(a)	Includes net unrealized gains related to changes in fair value on trading securities still held of $46 and $15 for the three months ended March 31, 2017 and 2016.

Investment gains (losses) are as follows:

Three Months Ended March 31	2017	2016

(In millions)

Fixed maturity securities	$32	$(17)
Equity securities		(5)
Derivative instruments	1	(7)
Short term investments and other	1	1

Investment gains (losses) (a)	$34	$(28)

(a)	Includes gross realized gains of $49 and $45 and gross realized losses of $17 and $67 on available-for-sale securities for the three months ended March 31, 2017 and 2016.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2017	2016

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$2	$16
Asset-backed:
Other asset-backed		2

Total asset-backed	-	2

Total fixed maturities available-for-sale	2	18
Equity securities available-for-sale - common stock		5

Net OTTI losses recognized in earnings	$2	$23

The amortized cost and fair values of securities are as follows:

March 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,838	$ 1,428	$ 37	$19,229	$(1)
States, municipalities and political subdivisions	12,261	1,219	31	13,449	(12)
Asset-backed:
Residential mortgage-backed	4,672	121	50	4,743	(27)
Commercial mortgage-backed	1,902	52	19	1,935
Other asset-backed	1,043	10	4	1,049

Total asset-backed	7,617	183	73	7,727	(27)
U.S. Treasury and obligations of government-sponsored enterprises	95	8		103
Foreign government	419	14	1	432
Redeemable preferred stock	19	1		20

Fixed maturities available-for-sale	38,249	2,853	142	40,960	(40)
Fixed maturities trading	494	3	1	496

Total fixed maturities	38,743	2,856	143	41,456	(40)

Equity securities:
Common stock	20	5		25
Preferred stock	92	5	2	95

Equity securities available-for-sale	112	10	2	120	-
Equity securities trading	466	79	78	467

Total equity securities	578	89	80	587	-

Total	$ 39,321	$ 2,945	$ 223	$42,043	$(40)

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,711	$1,323	$76	$18,958	$(1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040
Other asset-backed	1,022	8	5	1,025
Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10		93
Foreign government	435	13	3	445
Redeemable preferred stock	18	1		19
Fixed maturities available-for-sale	38,349	2,736	192	40,893	(45)
Fixed maturities, trading	598	3		601
Total fixed maturities	38,947	2,739	192	41,494	(45)
Equity securities:
Common stock	13	6		19
Preferred stock	93	2	4	91
Equity securities available-for-sale	106	8	4	110	-
Equity securities trading	465	60	86	439
Total equity securities	571	68	90	549	-
Total	$39,518	$2,807	$282	$42,043	$(45)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of March 31, 2017 and December 31, 2016, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $949 million and $909 million (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,915	$29	$134	$8	$2,049	$37
States, municipalities and political subdivisions	845	31	33		878	31
Asset-backed:
Residential mortgage-backed	2,188	44	170	6	2,358	50
Commercial mortgage-backed	590	15	139	4	729	19
Other asset-backed	256	4	28		284	4

Total asset-backed	3,034	63	337	10	3,371	73
U.S. Treasury and obligations of government-sponsored enterprises	31				31
Foreign government	89	1			89	1

Total fixed maturity securities	5,914	124	504	18	6,418	142

Common stock	2				2
Preferred stock	15	2			15	2

Total	$5,931	$126	$504	$18	$6,435	$144

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 2,615	$61	$254	$15	$2,869	$76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24		422	5

Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5				5
Foreign government	108	3			108	3

Total fixed maturity securities	6,977	167	571	25	7,548	192
Equity securities	12		13	4	25	4

Total	$ 6,989	$167	$584	$29	$7,573	$196

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2017 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2017.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2017 and 2016 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three Months Ended March 31	2017	2016

(In millions)

Beginning balance of credit losses on fixed maturity securities	$36	$53
Reductions for securities sold during the period	(4)	(5)

Ending balance of credit losses on fixed maturity securities	$32	$48

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2017		December 31, 2016
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$1,655	$1,701	$1,779	$1,828
Due after one year through five years	7,539	7,918	7,566	7,955
Due after five years through ten years	15,645	16,176	15,892	16,332
Due after ten years	13,410	15,165	13,112	14,778
Total	$38,249	$40,960	$38,349	$40,893

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

	March 31, 2017			December 31, 2016

	Contractual/ Notional Amount			Contractual/ Notional Amount
		Estimated Fair Value			Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)

(In millions)

Without hedge designation:

Equity markets:
Options – purchased	$ 193	$ 14		$ 223	$ 14
– written	191		$ (7)	267		$ (8)
Futures – short	237	1		225	1
Commodity futures – long	39			42
Embedded derivative on funds withheld liability	172	2		174	3

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

Assets and liabilities measured at fair value on a recurring basis are presented in the following tables:

March 31, 2017	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$19,108	$121	$19,229
States, municipalities and political subdivisions		13,448	1	13,449
Asset-backed:
Residential mortgage-backed		4,617	126	4,743
Commercial mortgage-backed		1,922	13	1,935
Other asset-backed		932	117	1,049

Total asset-backed		7,471	256	7,727
U.S. Treasury and obligations of government-sponsored enterprises	$103			103
Foreign government		432		432
Redeemable preferred stock	20			20

Fixed maturities available-for-sale	123	40,459	378	40,960
Fixed maturities trading		491	5	496

Total fixed maturities	$123	$40,950	$383	$41,456

Equity securities available-for-sale	$101		$19	$120
Equity securities trading	466		1	467

Total equity securities	$567	$-	$20	$587

Short term investments	$4,099	$829		$4,928
Other invested assets	57	5		62
Receivables	1			1
Life settlement contracts			$46	46
Payable to brokers	(25)			(25)

December 31, 2016	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate and other bonds		$18,828	$130	$18,958
States, municipalities and political subdivisions		13,239	1	13,240
Asset-backed:
Residential mortgage-backed		4,944	129	5,073
Commercial mortgage-backed		2,027	13	2,040
Other asset-backed		968	57	1,025

Total asset-backed		7,939	199	8,138
U.S. Treasury and obligations of government-sponsored enterprises	$93			93
Foreign government		445		445
Redeemable preferred stock	19			19

Fixed maturities available-for-sale	112	40,451	330	40,893
Fixed maturities trading		595	6	601

Total fixed maturities	$112	$41,046	$336	$41,494

Equity securities available-for-sale	$91		$19	$110
Equity securities trading	438		1	439

Total equity securities	$529	$-	$20	$549

Short term investments	$3,833	$853		$4,686
Other invested assets	55	5		60
Receivables	1			1
Life settlement contracts			$58	58
Payable to brokers	(44)			(44)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2017	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	March 31	March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$130		$1	$5	$(1)	$(14)			$121
States, municipalities and political subdivisions	1								1
Asset-backed:
Residential mortgage-backed	129	$1	2			(6)			126
Commercial mortgage- backed	13								13
Other asset-backed	57	(1)		38			$28	$(5)	117

Total asset-backed	199	-	2	38	-	(6)	28	(5)	256	$-

Fixed maturities available-for-sale	330		3	43	(1)	(20)	28	(5)	378
Fixed maturities trading	6	(1)							5

Total fixed maturities	$336	$(1)	$3	$43	$(1)	$(20)	28	$(5)	$383	$-

Equity securities available-for-sale	$19		$1	$1	$(2)				$19
Equity securities trading	1								1

Total equity securities	$20	$-	$1	$1	$(2)	$-	$-	$-	$20	$-

Life settlement contracts	$58	$6			$(13)	$(5)			$46
Derivative financial instruments, net	-	1			(1)				-

										Unrealized Gains (Losses) Recognized in
		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Net Income on Level 3 Assets and Liabilities
2016	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, March 31	Held at March 31

(In millions)

Fixed maturity securities:
Corporate and other bonds	$168	$(1)	$4	$53	$(16)	$(3)		$(12)	$193
States, municipalities and political subdivisions	2								2
Asset-backed:
Residential mortgage-backed	134	1				(5)		(2)	128
Commercial mortgage-backed	22			9				(4)	27
Other asset-backed	53						$2	(5)	50

Total asset-backed	209	1	-	9	-	(5)	2	(11)	205	$-

Fixed maturities available-for-sale	379		4	62	(16)	(8)	2	(23)	400
Fixed maturities trading	85	1		2	(85)				3

Total fixed maturities	$464	$1	$4	$64	$(101)	$(8)	$2	$(23)	$403	$-

Equity securities available-for-sale	$20		$(1)						$19
Equity securities trading	1				$(1)				-

Total equity securities	$21	$-	$(1)	$-	$(1)	$-	$-	$-	$19	$-

Life settlement contracts	$74	$4				$(6)			$72	$1
Derivative financial instruments, net	3	(1)			$(2)				-

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended March 31, 2017 and 2016 there were no transfers between Level 1 and Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

Valuation Methodologies and Inputs

The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.

Fixed Maturity Securities

Level 1 securities include highly liquid and exchange traded bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are primarily assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation, and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.

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

Life Settlement Contracts

CNA accounts for its investment in life settlement contracts using the fair value method. Historically, the fair value of life settlement contracts was determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as CNA’s own assumptions for mortality, premium expense and the rate of return that a buyer would require on the contracts.

The entire portfolio of life settlement contracts was determined to be held for sale as of December 31, 2016 as CNA reached an agreement on terms to sell the portfolio. As such, CNA adjusted the fair value to the estimated sales proceeds less cost to sell. The definitive Purchase and Sale Agreement (“PSA”) related to the portfolio was executed on March 7, 2017 (“sale date”). In connection therewith, the life settlement contracts and related sale proceeds were placed in escrow until the buyer is recognized as the owner and beneficiary of each individual life settlement contract by the life insurance company that issued the policy. A number of contracts have been released from escrow as of March 31, 2017. CNA derecognized these contracts and recorded the consideration, including a note receivable, which is payable over three years and is carried at amortized cost less any valuation allowance. The note receivable is included within Other assets on the Consolidated Condensed Balance Sheets and interest income is accreted to the principal balance of the note receivable. The remaining contracts still in escrow have not been derecognized and were measured at the fair value per the PSA.

The fair value of CNA’s investments in life settlement contracts were $46 million and $58 million as of March 31, 2017 and December 31, 2016, and are included in Other assets on the Consolidated Condensed Balance Sheets. Despite the sale, the contracts have been classified as Level 3 as there is not an active market for life settlement contracts. The cash receipts and payments related to the life settlement contracts prior to the sale date are included in operating activities on the Consolidated Condensed Statements of Cash Flows. Cash receipts related to the sale of the life settlement contracts as well as principal payments on the note receivable are included in investing activities.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available to the Company. The valuation of life settlement contracts was based on the terms of the sale of the contracts to a third party; therefore the contracts are not included in the tables below.

March 31, 2017	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

(In millions)

Fixed maturity securities	$ 122	Discounted cash flow	Credit spread	2% – 40% (4%)

December 31, 2016

Fixed maturity securities	$ 106	Discounted cash flow	Credit spread	2% – 40% (4%)

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

	Carrying Amount	Estimated Fair Value
March 31, 2017		Level 1	Level 2	Level 3	Total

(In millions)

Assets:
Other invested assets, primarily mortgage loans	$ 611			$ 616	$ 616

Liabilities:
Short term debt	153		$ 156	3	159
Long term debt	10,521		10,112	645	10,757

December 31, 2016

Assets:
Other invested assets, primarily mortgage loans	$ 591			$ 594	$ 594

Liabilities:
Short term debt	107		$ 104	3	107
Long term debt	10,655		10,150	646	10,796

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

4.  Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (“IBNR”) claims as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $34 million and $36 million for the three months ended March 31, 2017 and 2016. Catastrophe losses in the first quarter of 2017 related primarily to U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of non-core operations.

Three Months Ended March 31	2017	2016

(In millions)

Reserves, beginning of year:
Gross	$22,343	$22,663
Ceded	4,094	4,087

Net reserves, beginning of year	18,249	18,576

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,207	1,224
Decrease in provision for insured events of prior years	(82)	(45)
Amortization of discount	48	48

Total net incurred (a)	1,173	1,227

Net payments attributable to:
Current year events	(68)	(76)
Prior year events	(1,184)	(1,147)

Total net payments	(1,252)	(1,223)

Foreign currency translation adjustment and other	14	39

Net reserves, end of period	18,184	18,619
Ceded reserves, end of period	4,076	4,399

Gross reserves, end of period	$22,260	$23,018

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Condensed Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following table and discussion present net prior year development:

Three Months Ended March 31	2017	2016

(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(57)	$(52)
Pretax (favorable) unfavorable premium development	25	(14)

Total pretax (favorable) unfavorable net prior year development	$(32)	$(66)

Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium. Audits on policies usually occur in a period after the expiration date of the policy. See Note 8 for further information on the premium development for the Small Business multi-peril package product and workers’ compensation policies.

The following table and discussion present details of the net prior year claim and allocated claim adjustment expense reserve development (“development”):

Three Months Ended March 31	2017	2016

(In millions)

Medical professional liability	$1	$(7)
Other professional liability and management liability	(32)	(9)
Commercial auto	(26)	(15)
General liability		(15)
Workers’ compensation		4
Other		(10)

Total pretax (favorable) unfavorable development	$(57)	$(52)

2017

Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and lower than expected frequency of large losses related to professional liability in accident years 2011 through 2016.

Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2015.

2016

Favorable development for medical professional liability was due to lower than expected severity in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence and higher than expected severity in accident years 2014 and 2015.

Favorable development in other professional liability and management liability was primarily related to favorable settlements on claims in accident years 2011 through 2013. This was partially offset by unfavorable development related to a specific financial institutions claim in accident year 2014 and continued deterioration on claims in accident year 2009 related to the credit crisis.

Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2011 through 2014.

Favorable development for general liability was primarily due to favorable settlements on claims in accident years 2013 and 2014.

Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages in accident year 2015, partially offset by higher than expected severity from a 2015 catastrophe event.

Asbestos and Environmental Pollution (“A&EP”) Reserves

In 2010, Continental Casualty Company (“CCC”) together with several of CNA’s insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO through a loss portfolio transfer (“LPT”). At the effective date of the transaction, CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.

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

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

Three Months Ended March 31	2017	2016

(In millions)

Net A&EP adverse development before consideration of LPT	$60	$200
Retroactive reinsurance benefit recognized	(40)	(73)

Pretax impact of A&EP reserve development and the LPT	$20	$127

Based upon CNA’s annual A&EP reserve review, net unfavorable prior year development of $60 million and $200 million was recognized before consideration of cessions to the LPT for the three months ended March 31, 2017 and 2016. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. While this unfavorable development was ceded to NICO under the LPT, CNA’s reported earnings in both periods were negatively affected due to the application of retroactive reinsurance accounting.

As of March 31, 2017 and December 31, 2016, the cumulative amounts ceded under the LPT were $2.9 billion and $2.8 billion. The unrecognized deferred retroactive reinsurance benefit was $354 million and $334 million as of March 31, 2017 and December 31, 2016.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.7 billion and $2.8 billion as of March 31, 2017 and December 31, 2016. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

5.  Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three months ended March 31, 2016 and 2017:

						Total
						Accumulated
	OTTI	Unrealized			Foreign	Other
	Gains	Gains (Losses)	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)

Balance, January 1, 2016	$24	$347	$(3)	$(649)	$(76)	$(357)
Other comprehensive income before reclassifications, after tax of $(2), $(108), $0, $0 and $0	3	217			14	234
Reclassification of losses from accumulated other comprehensive income, after tax of $(1), $(7), $0, $(3) and $0	2	11	1	8		22
Other comprehensive income	5	228	1	8	14	256
Amounts attributable to noncontrolling interests		(21)		(2)	(2)	(25)
Balance, March 31, 2016	$29	$554	$(2)	$(643)	$(64)	$(126)

Balance, January 1, 2017	$27	$576	$(2)	$(646)	$(178)	$(223)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $(47), $0, $0 and $0		85	(1)		11	95
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $2, $9, $0, $(4) and $0	(4)	(18)	1	8		(13)
Other comprehensive income (loss)	(4)	67	-	8	11	82
Amounts attributable to noncontrolling interests		(7)			(1)	(8)
Balance, March 31, 2017	$23	$636	$(2)	$(638)	$(168)	$(149)

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Other revenues and Contract drilling expenses
Pension liability	Other operating expenses

6.  Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic benefit cost for the plans:

	Pension Benefits		Other Postretirement Benefits

Three Months Ended March 31	2017	2016	2017	2016

(In millions)

Service cost	$2	$2
Interest cost	30	32	$1	$1
Expected return on plan assets	(43)	(44)	(1)	(1)
Amortization of unrecognized net loss	11	11
Amortization of unrecognized prior service benefit			(1)	(1)
Settlement charge	2	1

Net periodic benefit cost	$2	$2	$(1)	$(1)

7.  Legal Proceedings

CNA Financial

In September of 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (“CAC”), CNA, the Investment Committee of the CNA 401(k) Plus Plan, The Northern Trust Company and John Does 1-10 (collectively “Defendants”) over the CNA 401(k) Plus Plan. The complaint alleges that Defendants breached fiduciary duties to the CNA 401(k) Plus Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the CNA 401(k) Plus Plan’s Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the CNA 401(k) Plus Plan participants who had invested in the Fixed Income Fund suffered lower returns in their CNA 401(k) Plus Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. This litigation is in its preliminary stages, and as of yet no class has been certified. CCC and the other defendants are contesting the case and the Company currently is unable to predict the final outcome or the impact on its financial condition, results of operations or cash flows. As of March 31, 2017, the likelihood of loss is reasonably possible, but the amount of loss, if any, cannot be estimated at this stage of the litigation.

Other Litigation

The Company and its subsidiaries are parties to other litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

8.  Commitments and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of March 31, 2017, the aggregate amount related to quantifiable guarantees was $434 million and the aggregate amount related to quantifiable indemnification agreements was $254 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2017, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of March 31, 2017, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA Small Business Premium Rate Adjustment

CNA identified rating errors related to its multi-peril package product within its Small Business unit in the fourth quarter of 2016 and recorded a charge which reduced earned premium by $16 million in anticipation of voluntarily issuing premium refunds related to affected policies written from December 1, 2015. CNA has notified state regulators and provided them with details regarding these anticipated voluntary premium refunds and other corrective actions related to the multi-peril package product. At that time, CNA also alerted regulators that it was reviewing other business lines to determine whether similar issues exist.

In the first quarter of 2017, CNA concluded its review and determined that there were also rating errors related to Small Business workers’ compensation policies. Accordingly, CNA recorded a charge which reduced earned premium by $42 million in anticipation of voluntarily issuing premium refunds related to affected policies written from March 1, 2014. CNA is currently in dialogue with state regulators regarding this matter.

The estimated refund liability for the multi-peril product and workers’ compensation policies as of March 31, 2017 was $36 million and $50 million. In the first quarter of 2017, CNA also recorded a $5 million liability for interest due to policyholders on the aggregate refund amounts. Any fines or penalties related to the foregoing are reasonably possible, but are not expected to be material to the Company’s financial statements.

The amount of the refund and corresponding liability will continue to increase until required changes to the automated rating processes are fully implemented. The changes are expected to be implemented by the end of May for the multi-peril product and by the end of September for workers’ compensation policies. Accordingly, subsequent to the periods discussed in the preceding paragraphs, written and earned premium for the subject product and policy lines are reported net of any impact from the premium rate adjustments.

9.  Segments

The Company has five reportable segments comprised of its four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels & Co; and the Corporate segment. Each of the operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of the Company’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables present the reportable segments of the Company and their contribution to the Consolidated Condensed Statements of Income. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income by segment are presented in the following tables.

Three Months Ended March 31, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total

(In millions)

Revenues:

Insurance premiums	$1,645					$1,645
Net investment income	545				$59	604
Investment gains	34					34
Contract drilling revenues		$364				364
Other revenues	105	13	$368	$167		653

Total	2,329	377	368	167	59	3,300

Expenses:

Insurance claims and policyholders’ benefits	1,293					1,293
Amortization of deferred acquisition costs	305					305
Contract drilling expenses		204				204
Other operating expenses	343	120	204	141	38	846
Interest	43	28	46	7	18	142

Total	1,984	352	250	148	56	2,790

Income before income tax	345	25	118	19	3	510
Income tax expense	(84)	(2)	(23)	(9)	(1)	(119)

Net income	261	23	95	10	2	391
Amounts attributable to noncontrolling interests	(27)	(11)	(58)			(96)

Net income attributable to Loews Corporation	$234	$12	$37	$10	$2	$295

Three Months Ended March 31, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total

(In millions)

Revenues:

Insurance premiums	$1,699					$1,699
Net investment income (loss)	435				$(13)	422
Investment losses	(28)					(28)
Contract drilling revenues		$444				444
Other revenues	97	27	$347	$163	2	636

Total	2,203	471	347	163	(11)	3,173

Expenses:

Insurance claims and policyholders’ benefits	1,408					1,408
Amortization of deferred acquisition costs	307					307
Contract drilling expenses		213				213
Other operating expenses	380	149	205	148	25	907
Interest	50	26	43	6	18	143

Total	2,145	388	248	154	43	2,978

Income (loss) before income tax	58	83	99	9	(54)	195
Income tax (expense) benefit	9	1	(19)	(6)	19	4

Net income (loss)	67	84	80	3	(35)	199
Amounts attributable to noncontrolling interests	(7)	(41)	(49)			(97)

Net income (loss) attributable to Loews Corporation	$60	$43	$31	$3	$(35)	$102

10.  Subsequent Event

On April 11, 2017, the Company entered into a merger agreement to acquire Consolidated Container Company for approximately $1.2 billion, subject to customary purchase price adjustments. The acquisition is expected to close in the second quarter of 2017, subject to customary closing conditions, and will be funded with approximately 50% available cash and 50% debt that will remain at the subsidiary level. Consolidated Container Company, headquartered in Atlanta, Georgia, is a rigid plastic packaging manufacturer and provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2016. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company and have five reportable segments comprised of our four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and our Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31	2017	2016

(In millions)

CNA Financial	$234	$60
Diamond Offshore	12	43
Boardwalk Pipeline	37	31
Loews Hotels & Co	10	3
Corporate	2	(35)

Net income attributable to Loews Corporation	$295	$102

Basic net income per common share	$0.88	$0.30

Diluted net income per common share	$0.87	$0.30

Net income attributable to Loews Corporation for the three months ended March 31, 2017 was $295 million, or $0.87 per share, compared to $102 million, or $0.30 per share in the 2016 period.

Net income attributable to Loews Corporation increased $193 million for the three months ended March 31, 2017 as compared with the 2016 period due to higher earnings at CNA, Boardwalk Pipeline and Loews Hotels & Co, as well as higher income generated by the parent company investment portfolio. These increases were partially offset by lower earnings at Diamond Offshore.

Unless the context otherwise requires, references herein to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

Acquisition of Consolidated Container Company

On April 11, 2017, we entered into a merger agreement to acquire Consolidated Container Company for approximately $1.2 billion, subject to customary purchase price adjustments. Consolidated Container Company, headquartered in Atlanta, Georgia, is a rigid plastic packaging manufacturer and provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. Consolidated Container Company will be part of a newly-created segment called Loews Packaging Group.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2017 and 2016 as presented in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Three Months Ended March 31	2017	2016

(In millions)

Revenues:
Insurance premiums	$1,645	$1,699
Net investment income	545	435
Investment gains (losses)	34	(28)
Other revenues	105	97

Total	2,329	2,203

Expenses:
Insurance claims and policyholders’ benefits	1,293	1,408
Amortization of deferred acquisition costs	305	307
Other operating expenses	343	380
Interest	43	50

Total	1,984	2,145

Income before income tax	345	58
Income tax (expense) benefit	(84)	9

Net income	261	67
Amounts attributable to noncontrolling interests	(27)	(7)

Net income attributable to Loews Corporation	$234	$60

Net income increased $174 million for the three months ended March 31, 2017 as compared with the 2016 period, primarily due to a $110 million increase in net investment income, driven by improved limited partnership returns, and lower adverse prior year reserve development in the three months ended March 31, 2017 under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer as compared with the 2016 period, as further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Earnings also benefited from improved net realized investment results and lower underwriting expenses, partially offset by unfavorable premium development.

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

The following tables summarize the results of CNA’s property and casualty operations for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Specialty	Commerc	ial	Internation	al	Total

(In millions, except %)

Net written premiums	$679	$715		$238		$1,632
Net earned premiums	664	651		197		1,512
Net investment income	153	178		12		343
Net operating income	138	84		18		240
Net realized investment gains	4	7		4		15
Net income	142	91		22		255

Other performance metrics:
Loss and loss adjustment expense ratio	58.2%	67.0%		58.3%		62.0%
Expense ratio	31.9	37.4		36.8		34.9
Dividend ratio	0.1	0.5				0.3

Combined ratio	90.2%	104.9%		95.1%		97.2%

Rate	1%	0%		0%		0%
Retention	88	83		76		83
New business	$57	$139		$65		$261

Three Months Ended March 31, 2016

Net written premiums	$684	$748		$236		$1,668
Net earned premiums	682	688		198		1,568
Net investment income	107	126		12		245
Net operating income	114	66		5		185
Net realized investment gains (losses)	(7)	(10)		3		(14)
Net income	107	56		8		171

Other performance metrics:
Loss and loss adjustment expense ratio	57.1%	64.2%		61.2%		60.7%
Expense ratio	32.1	37.3		37.8		35.2
Dividend ratio	0.2	0.4				0.2

Combined ratio	89.4%	101.9%		99.0%		96.1%

Rate	1%	0%		0%		0%
Retention	88	84		81		84
New business	$65	$137		$60		$262

Total net written premiums decreased $36 million for the three months ended March 31, 2017 as compared with the 2016 period. Net written premiums for Commercial decreased $33 million for the three months ended March 31, 2017 as compared with the 2016 period due to unfavorable premium development driven by a premium rate adjustment within its Small Business unit as discussed in Note 8 to the Consolidated Condensed Financial Statements under Item 1. This was partially offset by higher new business within Middle Markets. Net written premiums for Specialty decreased $5 million for the three months ended March 31, 2017 as compared with the 2016 period, driven by lower new business. The trend in net earned premiums was consistent with net written premiums in Specialty. Excluding the effect of foreign currency exchange rates and premium development, net written premiums increased 1.1% and net earned premiums were flat for the three months ended March 31, 2017 as compared with the 2016 period in International.

Total net operating income increased $55 million for the three months ended March 31, 2017 as compared with the 2016 period. The increase in net operating income was primarily due to higher net investment income, lower underwriting expenses, higher favorable net prior year reserve development and favorable period over period effect of foreign currency exchange gains and losses, partially offset by unfavorable premium development driven by the Small Business premium rate adjustment. Catastrophe losses were $21 million (after tax and noncontrolling interests) for the three months ended March 31, 2017 and 2016.

Favorable net prior year development of $32 million and $66 million was recorded for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, Specialty recorded favorable net prior year development of $36 million and $45 million, Commercial recorded favorable net prior year loss reserve development of $24 million and unfavorable premium development of $37 million as compared with favorable net prior year loss reserve development of $14 million and favorable premium development of $2 million and International recorded favorable net prior year development of $9 million and $5 million. Further information on net prior year development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 0.8 points for the three months ended March 31, 2017 as compared with the 2016 period. The loss ratio increased 1.1 points driven by lower net favorable prior year development. Specialty’s expense ratio improved 0.2 points for the three months ended March 31, 2017 as compared with the 2016 period.

Commercial’s combined ratio increased 3.0 points for the three months ended March 31, 2017 as compared with the 2016 period due to the unfavorable premium development. Excluding the impact of the Small Business premium rate adjustment on the ratios for both periods, the combined ratio decreased 3.6 points, driven by a 1.4 point decrease in the loss ratio primarily due to higher favorable net prior year loss reserve development and a 2.3 point decrease in the expense ratio primarily due to lower employee costs.

International’s combined ratio improved 3.9 points for the three months ended March 31, 2017 as compared with the 2016 period. The loss ratio improved 2.9 points due to an improved current accident year loss ratio driven by a lower level of large losses and higher favorable premium development. International’s expense ratio improved 1.0 point primarily due to foreign currency fluctuations.

Non-Core Operations

The following table summarizes the results of CNA’s non-core operations for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31	2017	2016

(In millions)

Net earned premiums	$133	$131
Net investment income	202	190
Net operating loss	(26)	(108)
Net realized investment gains (losses)	5	(3)
Net loss	(21)	(111)

The net loss was $21 million for the three months ended March 31, 2017, an improvement of $90 million as compared with the 2016 period. This improvement was primarily driven by lower adverse prior year reserve development in 2017 for A&EP under the loss portfolio transfer. During the three months ended March 31, 2017 and 2016, CNA recorded net unfavorable development of $60 million and $200 million related to its A&EP reserves. This unfavorable development was ceded to NICO under the loss portfolio transfer; however CNA’s earnings were negatively affected by charges of $12 million (after tax and noncontrolling interests) and $74 million (after tax and noncontrolling interests) related to the application of retroactive reinsurance accounting, as further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, the net loss benefited from higher net investment income and favorable morbidity partially offset by unfavorable persistency in the long term care business.

Diamond Offshore

Overview

Overall fundamentals in the offshore oil and gas industry have not yet improved from those described in the Results of Operations – Diamond Offshore section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. Capital spending for offshore exploration and development has continued to decline, with 2017 capital spending estimated by some industry analysts to decrease up to 20% from 2016 levels. If these market expectations are realized, it would represent three consecutive years of decline in offshore spending. However, inquiries for rig availability and new tenders have recently increased, although from a low base line over the past few years. Recent tendering activity is primarily for projects commencing in 2019 and later. Despite the cold stacking and retirement of numerous rigs during 2016, the floater market remains oversupplied. Based on industry data as of the date of this Report, there are in excess of 30 floater rigs currently on order, with scheduled deliveries from 2017 through 2021. The majority of these rigs are not currently contracted for future work.

Dayrate competition among offshore drillers remains intense as rig supply exceeds demand. Industry analysts have predicted that the offshore contract drilling market may remain depressed with further declines in dayrates and utilization throughout 2017, but that the market could begin to see stabilization in these metrics in late 2017 or early 2018.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $3.2 billion and $3.6 billion as of April 1, 2017 (based on contract information known at that time) and January 1, 2017 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2016). The contract drilling backlog by year as of April 1, 2017 is $1.1 billion in 2017 (for the nine-month period beginning April 1, 2017), $1.1 billion in 2018, $0.8 billion in 2019 and $0.2 billion in 2020.

Contract drilling backlog includes $113 million and $119 million for 2017 and 2018 attributable to contracted work for the Ocean Valor under a contract that Petróleo Brasileiro S.A. (“Petrobras”) has attempted to terminate and is currently in effect pursuant to an injunction granted by a Brazilian court. Petrobras appealed the granting of the injunction, but in March of 2017, the court ruled against Petrobras’ appeal and upheld the injunction. As a result of the favorable ruling, both the injunction and the Ocean Valor contract remain in effect. Petrobras has the right to seek to appeal the ruling to the Superior Court of Justice. Diamond Offshore intends to continue to defend its rights under the contract, which is estimated to conclude in accordance with its terms in October of 2018. However, litigation is inherently unpredictable, and there can be no assurance as to the ultimate outcome of this matter. The rig is currently on standby earning a reduced dayrate.

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

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2017 and 2016 as presented in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2017	2016

(In millions)

Revenues:
Contract drilling revenues	$364	$444
Other revenues	13	27

Total	377	471

Expenses:
Contract drilling expenses	204	213
Other operating expenses	120	149
Interest	28	26

Total	352	388

Income before income tax	25	83
Income tax (expense) benefit	(2)	1
Amounts attributable to noncontrolling interests	(11)	(41)

Net income attributable to Loews Corporation	$12	$43

Contract drilling revenue decreased $80 million for the three months ended March 31, 2017 as compared with the 2016 period reflecting the continued weakness in the offshore contract drilling market. The decrease in contract drilling revenues was primarily due to currently cold-stacked rigs that had operated during the 2016 period; depressed revenues from the Ocean Monarch, which was in the shipyard for a survey and contract modifications; the absence of $40 million in demobilization revenue recognized in the first quarter of 2016 for the Ocean Endeavor and less revenues from the Ocean Scepter, a jack-up rig, which completed its contract in Mexico in the second quarter of 2016 and commenced operations offshore Mexico in February of 2017, under a new contract. These decreases were partially offset by increases in contract drilling revenue primarily related to incremental revenue earning days for the Ocean GreatWhite and the Ocean Apex, which operated during the first quarter of 2017 under a contract that commenced in the second quarter of 2016.

Contract drilling expense decreased $9 million for the three months ended March 31, 2017 as compared with the 2016 period, primarily due to a net reduction in costs attributable to various factors, including the cold stacking of rigs and implementation of other cost control measures, partially offset by incremental contract drilling costs associated with the drillships and the Ocean GreatWhite.

Net income decreased $31 million for the three months ended March 31, 2017 as compared with the 2016 period, primarily due to the decrease in contract drilling revenue offset by the favorable impact of lower contract drilling expense, as discussed above, and lower depreciation, primarily due to a lower depreciable asset base in 2017, compared to the 2016 period, as a result of the asset impairments taken in 2016.

Boardwalk Pipeline

Firm Transportation Contracts and Growth Projects

Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced as reported in the Results of Operations – Boardwalk Pipeline section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Partially as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants and petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for Boardwalk Pipeline, several of which were placed into service during 2016. These include the Ohio to Louisiana Access project, the Southern Indiana Lateral, the Western Kentucky Market Lateral, a project to serve a power plant in South Texas, and, in March of 2017, the Northern Supply Access Project. Boardwalk Pipeline has an additional $1.1 billion of growth projects under development that are expected to be placed into service in 2017 through 2019, and through March 31, 2017, Boardwalk Pipeline has invested $316 million of capital in these projects. These new projects have lengthy planning and construction periods. As a result, these projects will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2017 and 2016 as presented in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2017	2016

(In millions)

Revenues:
Other revenue, primarily operating	$368	$347

Total	368	347

Expenses:
Operating	204	205
Interest	46	43

Total	250	248

Income before income tax	118	99
Income tax expense	(23)	(19)
Amounts attributable to noncontrolling interests	(58)	(49)

Net income attributable to Loews Corporation	$37	$31

Total revenues increased $21 million for the three months ended March 31, 2017 as compared with the 2016 period. The increase was driven by an increase in transportation revenues of $16 million, which resulted from growth projects recently placed into service, partially offset by lower interruptible transportation services due to warmer weather. Storage and parking and lending revenues were higher by $4 million primarily from the effects of favorable market conditions on time period price spreads.

Operating expenses decreased $1 million for the three months ended March 31, 2017 as compared with the 2016 period. The operating expense decrease was primarily due to the timing of maintenance activities, partially offset by higher property taxes and depreciation expense due to an increased asset base from recently completed growth projects. Interest expense increased $3 million primarily due to higher average debt levels at higher borrowing rates.

Net income increased $6 million for the three months ended March 31, 2017 as compared with the 2016 period, primarily reflecting higher revenues and lower operating expenses, partially offset by higher interest expense as discussed above.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2017 and 2016 as presented in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2017	2016

(In millions)

Revenues:
Operating revenue	$136	$138
Revenues related to reimbursable expenses	31	25

Total	167	163

Expenses:
Operating	123	123
Reimbursable expenses	31	25
Depreciation	16	15
Equity income from joint ventures	(29)	(15)
Interest	7	6

Total	148	154

Income before income tax	19	9
Income tax expense	(9)	(6)

Net income attributable to Loews Corporation	$10	$3

Operating revenues decreased $2 million for the three months ended March 31, 2017 as compared with the 2016 period primarily due to a decrease in revenue as a result of renovation activities.

Equity income from joint ventures increased $14 million for the three months ended March 31, 2017 as compared with the 2016 period. The increase was primarily due to the $25 million gain on the sale of an equity interest in the Loews Don CeSar Hotel, a joint venture hotel property, in February of 2017, partially offset by a $15 million impairment charge related to an equity interest in a joint venture hotel property.

Net income increased $7 million for the three months ended March 31, 2017 as compared with the 2016 period primarily due to the changes discussed above.

Corporate

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company level to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2017 and 2016 as presented in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2017	2016

(In millions)

Revenues:
Net investment income (loss)	$59	$(13)
Other revenues		2

Total	59	(11)

Expenses:
Operating	38	25
Interest	18	18

Total	56	43

Income (loss) before income tax	3	(54)
Income tax (expense) benefit	(1)	19

Net income (loss) attributable to Loews Corporation	$2	$(35)

Net investment results increased by $72 million for the three months ended March 31, 2017 as compared with the 2016 period, primarily due to improved performance of limited partnership investments and equity based investments in the trading portfolio.

Operating expenses increased $13 million for the three months ended March 31, 2017 as compared with the 2016 period, primarily related to timing of compensation accruals and costs related to the pending acquisition of Consolidated Container Company, as further discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Net results increased $37 million for the three months ended March 31, 2017 as compared with the 2016 period primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables at March 31, 2017 totaled $5.6 billion, as compared to $5.0 billion at December 31, 2016. During the three months ended March 31, 2017, we received $559 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $21 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

On April 11, 2017, we entered into a merger agreement to acquire Consolidated Container Company for approximately $1.2 billion, subject to customary purchase price adjustments. The acquisition is expected to close in the second quarter of 2017, subject to customary closing conditions, and will be funded with approximately 50% available cash and 50% debt that will remain at the subsidiary level.

As of April 21, 2017, there were 336,702,111 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. We have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities.

In April of 2017, Fitch Ratings, Inc. affirmed our unsecured debt rating at A, with the rating outlook revised to negative from stable and S&P Global Ratings (“S&P”) placed our ratings, including our A+ corporate credit rating, on creditwatch with negative implications. Our current unsecured debt rating is A3 for Moody’s Investors Service, Inc. (“Moody’s”), with a stable outlook. Should one or more rating agencies downgrade our credit ratings from current levels, or announce that they have placed us under review for a potential downgrade, our cost of capital could increase and our ability to raise new capital could be adversely affected.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. Future uses of our cash may include investing in our subsidiaries, new acquisitions and/or repurchases of our and our subsidiaries’ outstanding common stock.

Subsidiaries

CNA’s cash provided by operating activities was $282 million for the three months ended March 31, 2017 as compared with $334 million for the 2016 period. Cash provided by operating activities reflected a lower level of distributions on limited partnerships and higher net claim and expense payments partially offset by the timing of income tax payments and lower salaries and related expenses.

CNA declared and paid a quarterly dividend of $0.25 per share and a special dividend of $2.00 per share on its common stock in the first quarter of 2017. On April 28, 2017, CNA’s Board of Directors declared a quarterly dividend of $0.25 per share on its common stock, payable May 31, 2017 to shareholders of record on May 15, 2017. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2017, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department’s prior approval is approximately $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $200 million during the nine months ended December 31, 2016 and $675 million during the three months ended March 31, 2017. As of March 31, 2017, CCC is able to pay approximately $200 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities for the three months ended March 31, 2017 decreased $143 million compared to the 2016 period, primarily due to lower cash receipts from contract drilling services of $176 million, partially offset by a net decrease in cash payments for contract drilling expenses, including personnel-related, repairs and maintenance, and other rig operating costs of $31 million and lower income taxes paid, net of refunds of $3 million. The decline in both cash receipts and cash payments related to the performance of contract drilling services reflects continuing depressed market conditions in the offshore drilling industry, as well as positive results of Diamond Offshore’s continuing focus on controlling costs.

For 2017, Diamond Offshore has budgeted approximately $145 million for capital expenditures. Diamond Offshore has no other purchase obligations for major rig upgrades at March 31, 2017.

As of March 31, 2017, Diamond Offshore had no outstanding borrowings under its credit agreement and was in compliance with all covenant requirements thereunder. As of April 27, 2017, Diamond Offshore had $1.5 billion available under its credit agreement to provide liquidity for payment obligations.

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

Boardwalk Pipeline’s cash provided by operating activities increased $47 million for the three months ended March 31, 2017 compared to the 2016 period primarily due to the increase in net income, excluding the effects of non-cash items such as depreciation and amortization.

In the first quarters of 2017 and 2016, Boardwalk Pipeline declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In April of 2017, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

In January of 2017, Boardwalk Pipeline completed a public offering of $500 million aggregate principal amount of 4.5% senior notes due July 15, 2027 and plans to use the proceeds to refinance future maturities of debt and to fund growth capital expenditures. Initially, the proceeds were used to reduce outstanding borrowings under its revolving credit facility. As of March 31, 2017, Boardwalk Pipeline had no outstanding borrowings under its revolving credit facility. Boardwalk Pipeline has in place a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million until December 31, 2018. As of April 28, 2017, Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

For the three months ended March 31, 2017 and 2016, Boardwalk Pipeline’s capital expenditures were $134 million and $106 million, consisting of a combination of growth and maintenance capital expenditures. Boardwalk Pipeline expects total capital expenditures to be approximately $850 million in 2017, primarily related to growth projects and pipeline system maintenance.

Boardwalk Pipeline anticipates that its existing capital resources, including its revolving credit facility, subordinated loan agreement and cash flows from operating activities, will be adequate to fund its operations for 2017. Boardwalk Pipeline may seek to access the capital markets to fund some or all capital expenditures for growth projects, acquisitions or for general business purposes. Boardwalk Pipeline’s ability to access the capital markets for equity and debt financing under reasonable terms depends on its financial condition, credit ratings and market conditions.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

Three Months Ended March 31	2017	2016

(In millions)

Fixed maturity securities:
Taxable	$347	$345
Tax-exempt	108	101

Total fixed maturity securities	455	446
Limited partnership investments	90	(14)
Other, net of investment expense		3

Net investment income before tax	$545	$435

Net investment income after tax and noncontrolling interests	$349	$283

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.4%

Net investment income after tax and noncontrolling interests for the three months ended March 31, 2017 increased $66 million as compared with the 2016 period. The increase was primarily driven by limited partnership investments, which returned 3.8% in 2017 as compared with (0.6)% in the 2016 period. Income from fixed maturity securities, after tax and noncontrolling interests, for the three months ended March 31, 2017 increased $6 million as compared with the 2016 period, primarily due to an increase in the invested asset base.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

Three Months Ended March 31	2017	2016

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$29	$(15)
States, municipalities and political subdivisions	6	3
Asset-backed	(4)	(6)
U.S. Treasury and obligations of government-sponsored enterprises	1	1

Total fixed maturity securities	32	(17)
Equity securities		(5)
Derivative securities	1	(7)
Short term investments and other	1	1

Total realized investment gains (losses)	34	(28)
Income tax (expense) benefit	(11)	9
Amounts attributable to noncontrolling interests	(3)	2

Net realized investment gains (losses) attributable to Loews Corporation	$20	$(17)

Net realized investment results improved $37 million for the three months ended March 31, 2017 as compared with the 2016 period, driven by the favorable period over period effect of net realized investment gains on sales of securities and lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains of CNA’s fixed maturity securities by rating distribution:

	March 31, 2017		December 31, 2016
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,995	$28	$4,212	$32
AAA	1,832	117	1,881	110
AA	9,016	761	8,911	750
A	9,705	823	9,866	832
BBB	13,166	815	12,802	664
Non-investment grade	3,266	167	3,233	156

Total	$40,980	$2,711	$40,905	$2,544

As of March 31, 2017 and December 31, 2016, only 2% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2017	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,154	$44
AAA	284	8
AA	591	18
A	833	20
BBB	1,819	37
Non-investment grade	737	15

Total	$6,418	$142

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2017	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Due in one year or less	$90	$2
Due after one year through five years	816	10
Due after five years through ten years	4,083	82
Due after ten years	1,429	48

Total	$6,418	$142

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

	March 31, 2017		December 31, 2016

	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting non-core operations	$15,957	8.8	$15,724	8.7
Other interest sensitive investments	26,218	4.6	26,669	4.6

Total	$42,175	6.2	$42,393	6.1

The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	March 31,	December 31,
	2017	2016

(In millions)

Short term investments:
Commercial paper	$769	$733
U.S. Treasury securities	175	433
Money market funds	52	44
Other	143	197

Total short term investments	$1,139	$1,407

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please see Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2017. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which is designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act, including this Report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), concluded an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO have concluded that the Company’s controls and procedures were effective as of March 31, 2017.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Notes 7 and 8 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of certain risk factors facing the company. No updates or additions have been made to such risk factors as of March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2017 -
January 31, 2017	None	N/A	N/A	N/A

February 1, 2017 -
February 28, 2017	None	N/A	N/A	N/A

March 1, 2017 -
March 31, 2017	None	N/A	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 1, 2017	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)