Form 10-Q
period 2017-06-30
LOEWS CORP
filed 2017-07-31
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                                                                 No       X

Class	Outstanding at July 21, 2017
Common stock, $0.01 par value	336,601,242 shares

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,982 and $38,947	$42,065	$41,494
Equity securities, cost of $603 and $571	607	549
Limited partnership investments	3,254	3,220
Other invested assets, primarily mortgage loans	748	683
Short term investments	4,932	4,765
Total investments	51,606	50,711
Cash	357	327
Receivables	7,977	7,644
Property, plant and equipment	15,447	15,230
Goodwill	647	346
Other assets	2,420	1,736
Deferred acquisition costs of insurance subsidiaries	647	600
Total assets	$79,101	$76,594

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,179	$22,343
Future policy benefits	10,824	10,326
Unearned premiums	4,107	3,762
Total insurance reserves	37,110	36,431
Payable to brokers	478	150
Short term debt	192	110
Long term debt	11,094	10,668
Deferred income taxes	852	636
Other liabilities	5,269	5,238
Total liabilities	54,995	53,233

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 336,724,742 and 336,621,358 shares	3	3
Additional paid-in capital	3,178	3,187
Retained earnings	15,677	15,196
Accumulated other comprehensive loss	(36)	(223)
	18,822	18,163
Less treasury stock, at cost (123,500 shares)	(6)
Total shareholders’ equity	18,816	18,163
Noncontrolling interests	5,290	5,198
Total equity	24,106	23,361
Total liabilities and equity	$79,101	$76,594

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions, except per share data)

Revenues:
Insurance premiums	$1,734	$1,730	$3,379	$3,429
Net investment income	478	587	1,082	1,009
Investment gains (losses):
Other-than-temporary impairment losses	(2)	(15)	(4)	(38)
Other net investment gains	45	16	81	11
Total investment gains (losses)	43	1	77	(27)
Contract drilling revenues	392	357	756	801
Other revenues	712	632	1,365	1,268
Total	3,359	3,307	6,659	6,480

Expenses:
Insurance claims and policyholders’ benefits	1,280	1,339	2,573	2,747
Amortization of deferred acquisition costs	312	305	617	612
Contract drilling expenses	196	198	400	411
Other operating expenses (Note 5)	1,085	1,611	1,931	2,518
Interest	139	130	281	273
Total	3,012	3,583	5,802	6,561
Income (loss) before income tax	347	(276)	857	(81)
Income tax expense	(69)	(12)	(188)	(8)
Net income (loss)	278	(288)	669	(89)
Amounts attributable to noncontrolling interests	(47)	223	(143)	126
Net income (loss) attributable to Loews Corporation	$231	$(65)	$526	$37

Basic and diluted net income (loss) per share	$0.69	$(0.19)	$1.56	$0.11

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted average shares outstanding:
Shares of common stock	336.91	338.72	336.90	338.91
Dilutive potential shares of common stock	0.81		0.80	0.19
Total weighted average shares outstanding assuming dilution	337.72	338.72	337.70	339.10

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions)

Net income (loss)	$278	$(288)	$669	$(89)

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other- than-temporary impairments		(1)	(4)	4
Net other unrealized gains on investments	77	321	144	549
Total unrealized gains on available-for-sale investments	77	320	140	553
Unrealized gains on cash flow hedges				1
Pension liability	7	5	15	13
Foreign currency translation	42	(48)	53	(34)

Other comprehensive income	126	277	208	533

Comprehensive income (loss)	404	(11)	877	444

Amounts attributable to noncontrolling interests	(60)	191	(164)	69

Total comprehensive income attributable to Loews Corporation	$344	$180	$713	$513

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2016	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249
Net income (loss)	(89)			37			(126)
Other comprehensive income	533				476		57
Dividends paid	(136)			(42)			(94)
Purchases of subsidiary stock from noncontrolling interests	(9)		3				(12)
Purchases of Loews treasury stock	(98)					(98)
Stock-based compensation	24		23				1
Other	(4)		(13)	(2)			11
Balance, June 30, 2016	$23,031	$3	$3,197	$14,724	$119	$(98)	$5,086

Balance, January 1, 2017	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	669			526			143
Other comprehensive income	208				187		21
Dividends paid	(138)			(42)			(96)
Purchases of Loews treasury stock	(6)					(6)
Stock-based compensation	14		(9)				23
Other	(2)			(3)			1
Balance, June 30, 2017	$24,106	$3	$3,178	$15,677	$(36)	$(6)	$5,290

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2017	2016
(In millions)

Operating Activities:

Net income (loss)	$669	$(89)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net	614	1,389
Changes in operating assets and liabilities, net:
Receivables	(223)	(429)
Deferred acquisition costs	(41)	(25)
Insurance reserves	262	666
Other assets	(108)	(87)
Other liabilities	(79)	(106)
Trading securities	137	(548)
Net cash flow operating activities	1,231	771

Investing Activities:

Purchases of fixed maturities	(4,840)	(4,874)
Proceeds from sales of fixed maturities	3,142	3,070
Proceeds from maturities of fixed maturities	1,770	1,247
Purchases of limited partnership investments	(47)	(280)
Proceeds from sales of limited partnership investments	119	124
Purchases of property, plant and equipment	(476)	(895)
Acquisitions	(1,222)	(79)
Dispositions	69	274
Change in short term investments	(29)	148
Other, net	(40)	148
Net cash flow investing activities	(1,554)	(1,117)

Financing Activities:

Dividends paid	(42)	(42)
Dividends paid to noncontrolling interests	(96)	(94)
Purchases of subsidiary stock from noncontrolling interests		(8)
Purchases of Loews treasury stock	(6)	(86)
Principal payments on debt	(908)	(2,352)
Issuance of debt	1,401	2,843
Other, net	(1)	(1)
Net cash flow financing activities	348	260

Effect of foreign exchange rate on cash	5	(6)

Net change in cash	30	(92)
Cash, beginning of period	327	440
Cash, end of period	$357	$348

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Consolidated Container Company LLC, a 99% owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016, results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2017 and 2016. Net income (loss) for the second quarter and first half of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Income. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. 0.6 million and 4.7 million shares for the three months ended June 30, 2017 and 2016 and 0.6 million and 5.1 million shares for the six months ended June 30, 2017 and 2016 attributable to employee stock-based compensation awards were not included in the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company expects the primary change to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

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

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, and expects the primary changes to be the use of the expected credit loss model for the mortgage loan portfolio and reinsurance receivables and the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. Under the allowance method for available-for-sale debt securities the Company will record reversals of credit losses if the estimate of credit losses declines.

2. Acquisition of Consolidated Container Company

On May 22, 2017, the Company completed the previously announced acquisition of CCC Acquisition Holdings, Inc. for $1.2 billion, subject to closing adjustments. CCC Acquisition Holdings, Inc., through its wholly owned subsidiary, Consolidated Container Company LLC (“Consolidated Container”), is a rigid plastic packaging and recycled resins manufacturer that provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. The results of Consolidated Container are included in the Consolidated Condensed Financial Statements since the acquisition date in the Corporate segment. Consolidated Container’s revenues were $91 million and, as a result of purchase accounting charges and acquisition costs, net income was not significant for the three and six months ended June 30, 2017. For the year ended December 31, 2016, Consolidated Container reported total revenues of $788 million.

The acquisition was funded with approximately $620 million of parent company cash and debt financing proceeds at Consolidated Container of $600 million, as described below. The following table summarizes the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date and is subject to change within the measurement period. The primary areas that are not yet finalized relate to working capital at closing and determination of tax bases of net assets acquired.

(In millions)

Cash	$5
Property, plant and equipment	394
Goodwill	299
Other assets:
Inventory	57
Customer relationships	457
Trade name	43
Other	122
Deferred income taxes	(17)
Other liabilities:
Accounts payable	(53)
Pension liability	(27)
Other	(53)
$1,227

Customer relationships were valued using an income approach, which values the intangible asset at the present value of the related incremental after tax cash flows. The customer relationships intangible asset will be amortized over a useful life of 21 years. The trade name was valued using an income approach, which values the intangible asset based on an estimate of cost savings, or a relief from royalty. The trade name will be amortized over a useful life of 10 years. Goodwill includes value associated with the assembled workforce and Consolidated Container’s future growth and profitability. The assets acquired and liabilities assumed as part of the acquisition did not result in a step up of tax basis and approximately $94 million of goodwill is deductible for tax purposes.

Consolidated Container entered into a credit agreement providing for a $605 million term loan and a five year $125 million asset based lending facility (“ABL facility”) in conjunction with the acquisition. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.5%, subject to a 1.0% floor. The term loan matures on May 22, 2024 and requires annual principal amortization of 1.0% of the original loan amount beginning December 31, 2017. Consolidated Container recorded approximately $19 million of debt issuance costs, which will be amortized over the terms of the facilities. Consolidated Container entered into interest rate swaps for a notional amount of $500 million to hedge its cash flow exposure to the variable rate debt. These swaps effectively fix the interest rate on the hedged portion of the term loan at approximately 5.6%. As of June 30, 2017, Consolidated Container had no borrowings outstanding under its ABL facility.

3. Investments

Net investment income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In millions)

Fixed maturity securities	$457	$449	$912	$895
Limited partnership investments	23	47	139	7
Short term investments	4	2	8	5
Equity securities	2	4	3	7
Income (loss) from trading portfolio (a)	(1)	87	33	102
Other	8	13	16	22
Total investment income	493	602	1,111	1,038
Investment expenses	(15)	(15)	(29)	(29)
Net investment income	$478	$587	$1,082	$1,009

(a)

Net unrealized gains (losses) related to changes in fair value on trading securities still held were $(6) and $60 for the three months ended June 30, 2017 and 2016 and $19 and $81 for the six months ended June 30, 2017 and 2016.

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In millions)

Fixed maturity securities	$44	$4	$76	$(13)
Equity securities		3		(2)
Derivative instruments	(3)	(6)	(2)	(13)
Short term investments and other	2		3	1
Investment gains (losses) (a)	$43	$1	$77	$(27)

(a)

Gross realized gains on available-for-sale securities were $57 and $44 for the three months ended June 30, 2017 and 2016 and $106 and $89 for the six months ended June 30, 2017 and 2016. Gross realized losses on available-for-sale securities were $13 and $37 for the three months ended June 30, 2017 and 2016 and $30 and $104 for the six months ended June 30, 2017 and 2016.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$2	$13	$4	$29
Asset-backed:
Residential mortgage-backed		1		1
Other asset-backed		1		3
Total asset-backed	-	2	-	4
Total fixed maturities available-for-sale	2	15	4	33
Equity securities available-for-sale - common stock				5
Net OTTI losses recognized in earnings	$2	$15	$4	$38

The amortized cost and fair values of securities are as follows:

June 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,823	$1,589	$29	$19,383
States, municipalities and political subdivisions	12,461	1,380	15	13,826	$(13)
Asset-backed:
Residential mortgage-backed	4,835	124	38	4,921	(27)
Commercial mortgage-backed	1,907	59	14	1,952
Other asset-backed	1,050	16	5	1,061
Total asset-backed	7,792	199	57	7,934	(27)
U.S. Treasury and obligations of government-sponsored enterprises	113	4	2	115
Foreign government	438	12	1	449
Redeemable preferred stock	18	1		19
Fixed maturities available- for-sale	38,645	3,185	104	41,726	(40)
Fixed maturities trading	337	3	1	339
Total fixed maturities	38,982	3,188	105	42,065	(40)
Equity securities:
Common stock	17	5		22
Preferred stock	91	6	1	96
Equity securities available-for-sale	108	11	1	118	-
Equity securities trading	495	79	85	489
Total equity securities	603	90	86	607	-
Total	$39,585	$3,278	$191	$42,672	$(40)

December 31, 2016

Fixed maturity securities:
Corporate and other bonds	$17,711	$1,323	$76	$18,958	$(1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040
Other asset-backed	1,022	8	5	1,025
Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10		93
Foreign government	435	13	3	445
Redeemable preferred stock	18	1		19
Fixed maturities available-for-sale	38,349	2,736	192	40,893	(45)
Fixed maturities trading	598	3		601
Total fixed maturities	38,947	2,739	192	41,494	(45)
Equity securities:
Common stock	13	6		19
Preferred stock	93	2	4	91
Equity securities available-for-sale	106	8	4	110	-
Equity securities trading	465	60	86	439
Total equity securities	571	68	90	549	-
Total	$39,518	$2,807	$282	$42,043	$(45)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain long term care products would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through

Other comprehensive income (“Shadow Adjustments”). As of June 30, 2017 and December 31, 2016, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.1 billion and $909 million (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,314	$26	$52	$3	$1,366	$29
States, municipalities and political subdivisions	742	15	24		766	15
Asset-backed:
Residential mortgage-backed	1,722	34	141	4	1,863	38
Commercial mortgage-backed	473	8	125	6	598	14
Other asset-backed	159	4	14	1	173	5
Total asset-backed	2,354	46	280	11	2,634	57
U.S. Treasury and obligations of government-sponsored enterprises	65	2			65	2
Foreign government	109	1			109	1
Total fixed maturity securities	4,584	90	356	14	4,940	104
Equity securities:
Common stock	1				1
Preferred stock	15	1			15	1
Total equity securities	16	1	-	-	16	1
Total	$4,600	$91	$356	$14	$4,956	$105

December 31, 2016

Fixed maturity securities:
Corporate and other bonds	$2,615	$61	$254	$15	$2,869	$76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24		422	5
Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5				5
Foreign government	108	3			108	3
Total fixed maturity securities	6,977	167	571	25	7,548	192
Equity securities	12		13	4	25	4
Total	$6,989	$167	$584	$29	$7,573	$196

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2017 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2017.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2017 and 2016 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In millions)

Beginning balance of credit losses on fixed maturity securities	$32	$48	$36	$53
Reductions for securities sold during the period	(2)	(7)	(6)	(12)
Ending balance of credit losses on fixed maturity securities	$30	$41	$30	$41

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2017		December 31, 2016
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$1,590	$1,628	$1,779	$1,828
Due after one year through five years	7,732	8,098	7,566	7,955
Due after five years through ten years	15,754	16,404	15,892	16,332
Due after ten years	13,569	15,596	13,112	14,778
Total	$38,645	$41,726	$38,349	$40,893

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

	June 30, 2017			December 31, 2016
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate risk:
Interest rate swaps	$500

Without hedge designation:

Equity markets:
Options – purchased	221	$14		$223	$14
– written	231		$(8)	267		$(8)
Futures – short	243			225	1
Commodity futures – long	37	1		42
Embedded derivative on funds withheld liability	171		(1)	174	3

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

Assets and liabilities measured at fair value on a recurring basis are presented in the following tables:

June 30, 2017	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$19,283	$100	$19,383
States, municipalities and political subdivisions		13,825	1	13,826
Asset-backed:
Residential mortgage-backed		4,798	123	4,921
Commercial mortgage-backed		1,939	13	1,952
Other asset-backed		979	82	1,061
Total asset-backed		7,716	218	7,934
U.S. Treasury and obligations of government-sponsored enterprises	$115			115
Foreign government		449		449
Redeemable preferred stock	19			19
Fixed maturities available-for-sale	134	41,273	319	41,726
Fixed maturities trading		334	5	339
Total fixed maturities	$134	$41,607	$324	$42,065

Equity securities available-for-sale	$99		$19	$118
Equity securities trading	488		1	489
Total equity securities	$587	$-	$20	$607

Short term investments	$3,858	$981		$4,839
Other invested assets	60	5		65
Receivables	1			1
Life settlement contracts			$1	1
Payable to brokers	(8)			(8)

December 31, 2016	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$18,828	$130	$18,958
States, municipalities and political subdivisions		13,239	1	13,240
Asset-backed:
Residential mortgage-backed		4,944	129	5,073
Commercial mortgage-backed		2,027	13	2,040
Other asset-backed		968	57	1,025
Total asset-backed		7,939	199	8,138
U.S. Treasury and obligations of government-sponsored enterprises	$93			93
Foreign government		445		445
Redeemable preferred stock	19			19
Fixed maturities available-for-sale	112	40,451	330	40,893
Fixed maturities trading		595	6	601
Total fixed maturities	$112	$41,046	$336	$41,494

Equity securities available-for-sale	$91		$19	$110
Equity securities trading	438		1	439
Total equity securities	$529	$-	$20	$549

Short term investments	$3,833	$853		$4,686
Other invested assets	55	5		60
Receivables	1			1
Life settlement contracts			$58	58
Payable to brokers	(44)			(44)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

										Unrealized
										Gains
										(Losses)
		Net Realized Gains								Recognized in
		(Losses) and Net Change								Net Income
		in Unrealized Gains								(Loss) on Level
		(Losses)								3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2017	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$121					$(11)		$(10)	$100
States, municipalities and political subdivisions	1								1
Asset-backed:
Residential mortgage-backed	126	$1	$1			(5)			123
Commercial mortgage- backed	13								13
Other asset-backed	117			$13		(2)	$24	(70)	82
Total asset-backed	256	1	1	13	$-	(7)	24	(70)	218	$-
Fixed maturities available-for-sale	378	1	1	13		(18)	24	(80)	319
Fixed maturities trading	5								5	(1)
Total fixed maturities	$383	$1	$1	$13	$-	$(18)	$24	$(80)	$324	$(1)

Equity securities available-for-sale	$19		$1		$(1)				$19
Equity securities trading	1								1
Total equity securities	$20	$-	$1	$-	$(1)	$-	$-	$-	$20	$-

Life settlement contracts	$46				$(45)				$1

										Unrealized
										Gains
										(Losses)
		Net Realized Gains								Recognized in
		(Losses) and Net Change								Net Income
		in Unrealized Gains								(Loss) on Level
		(Losses)								3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2016	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$193	$1	$3	$94	$(20)	$(7)		$(22)	$242
States, municipalities and political subdivisions	2								2
Asset-backed:
Residential mortgage-backed	128	1	(1)	10		(4)			134
Commercial mortgage- backed	27					(9)	$3	(10)	11
Other asset-backed	50		2	35	(25)	(1)		(16)	45
Total asset-backed	205	1	1	45	(25)	(14)	3	(26)	190	$-
Fixed maturities available-for-sale	400	2	4	139	(45)	(21)	3	(48)	434
Fixed maturities trading	3	4			(1)				6	4
Total fixed maturities	$403	$6	$4	$139	$(46)	$(21)	$3	$(48)	$440	$4

Equity securities available-for-sale	$19								$19
Equity securities trading	-	$1		$1					2	$1
Total equity securities	$19	$1	$-	$1	$-	$-	$-	$-	$21	$1

Life settlement contracts	$72	$6				$(11)			$67	$(3)
Derivative financial instruments, net		(2)					$3		1	(3)

										Unrealized
										Gains
										(Losses)
		Net Realized Gains								Recognized in
		(Losses) and Net Change								Net Income
		in Unrealized Gains								(Loss) on Level
		(Losses)								3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2017	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$130		$1	$5	$(1)	$(25)		$(10)	$100
States, municipalities and political subdivisions	1								1
Asset-backed:
Residential mortgage-backed	129	$2	3			(11)			123
Commercial mortgage-backed	13								13
Other asset-backed	57	(1)		51		(2)	$52	(75)	82
Total asset-backed	199	1	3	51	-	(13)	52	(75)	218	$-
Fixed maturities available-for-sale	330	1	4	56	(1)	(38)	52	(85)	319
Fixed maturities trading	6	(1)							5	(1)
Total fixed maturities	$336	$-	$4	$56	$(1)	$(38)	$52	$(85)	$324	$(1)

Equity securities available-for-sale	$19		$2	$1	$(3)				$19
Equity securities trading	1								1
Total equity securities	$20	$-	$2	$1	$(3)	$-	$-	$-	$20	$-

Life settlement contracts	$58	$6			$(58)	$(5)			$1
Derivative financial instruments, net	-	1			(1)				-

										Unrealized
										Gains
										(Losses)
		Net Realized Gains								Recognized in
		(Losses) and Net Change								Net Income
		in Unrealized Gains								(Loss) on Level
		(Losses)								3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2016	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$168		$7	$147	$(36)	$(10)		$(34)	$242
States, municipalities and political subdivisions	2								2
Asset-backed:
Residential mortgage-backed	134	$2	(1)	10		(9)		(2)	134
Commercial mortgage- backed	22			9		(9)	$3	(14)	11
Other asset-backed	53		2	35	(25)	(1)	2	(21)	45
Total asset-backed	209	2	1	54	(25)	(19)	5	(37)	190	$-
Fixed maturities available-for-sale	379	2	8	201	(61)	(29)	5	(71)	434
Fixed maturities trading	85	5		2	(86)				6	4
Total fixed maturities	$464	$7	$8	$203	$(147)	$(29)	$5	$(71)	$440	$4

Equity securities available-for-sale	$20		$(1)						$19
Equity securities trading	1	$1		$1	$(1)				2	$1
Total equity securities	$21	$1	$(1)	$1	$(1)	$-	$-	$-	$21	$1

Life settlement contracts	$74	$10				$(17)			$67	$(3)
Derivative financial instruments, net	3	(3)			$(2)		$3		1	(3)

Net realized and unrealized gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and six months ended June 30, 2017 and 2016 there were no transfers between Level 1 and Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

The entire portfolio of life settlement contracts was determined to be held for sale as of December 31, 2016 as CNA reached an agreement on terms to sell the portfolio. As such, CNA adjusted the fair value to the estimated sales proceeds less cost to sell. The definitive Purchase and Sale Agreement (“PSA”) related to the portfolio was executed on March 7, 2017 (“sale date”). In connection therewith, the life settlement contracts and related sale proceeds were placed in escrow until the buyer is recognized as the owner and beneficiary of each individual life settlement contract by the life insurance company that issued the policy. All but $1 million of the contracts have been released from escrow as of June 30, 2017. CNA derecognized the released contracts and recorded the consideration, including a note receivable, which is payable over three years and is carried at amortized cost less any valuation allowance. The note receivable of $45 million is included within Other assets on the June 30, 2017 Consolidated Condensed Balance Sheet and interest income is accreted to the principal balance of the note receivable. The contracts remaining in escrow have not been derecognized, continue to be measured at the fair value per the PSA, and are expected to clear escrow in the third quarter of 2017.

The fair value of CNA’s investments in life settlement contracts were $1 million and $58 million as of June 30, 2017 and December 31, 2016, and are included in Other assets on the Consolidated Condensed Balance Sheets. Despite the sale, the contracts have been classified as Level 3 as there is not an active market for life settlement contracts. The cash receipts and payments related to the life settlement contracts prior to the sale date are included in operating activities on the Consolidated Condensed Statements of Cash Flows. Cash receipts related to the sale of the life settlement contracts as well as principal payments on the note receivable are included in investing activities.

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

June 30, 2017	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
(In millions)

Fixed maturity securities	$ 125	Discounted cash flow	Credit spread	2% – 40% (4%)

December 31, 2016

Fixed maturity securities	$ 106	Discounted cash flow	Credit spread	2% – 40% (4%)

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

	Carrying	Estimated Fair Value
June 30, 2017	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$646			$655	$655

Liabilities:
Short term debt	190		$154	40	194
Long term debt	11,075		10,074	1,217	11,291

December 31, 2016

Assets:
Other invested assets, primarily mortgage loans	$591			$594	$594

Liabilities:
Short term debt	107		$104	3	107
Long term debt	10,655		10,150	646	10,796

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

5. Property, Plant and Equipment

Diamond Offshore

Asset Impairments

During the second quarter of 2017, Diamond Offshore evaluated seven drilling rigs with indicators of impairment. Due to the continued deterioration of market fundamentals in the contract drilling industry, as well as newly-available market projections, which indicated that a full market recovery is likely to occur further in the future than had previously been estimated, Diamond Offshore determined that the carrying values of one ultra-deepwater and one deepwater semisubmersible rig were impaired.

Diamond Offshore estimated the fair value of the rigs impaired in 2017 using an income approach, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including estimated proceeds that may be received on ultimate disposition of the rig, and are representative of Level 3 fair value measurements due to the significant level of estimation involved and lack of transparency as to the inputs used. During the second quarter of 2017, Diamond Offshore recorded an asset impairment charge of $72 million ($23 million after tax and noncontrolling interests), which is included in Other operating expenses on the Consolidated Condensed Statements of Income.

As of June 30, 2017, there were nine rigs in Diamond Offshore’s drilling fleet for which there were no current indicators that their carrying amounts may not be recoverable and, therefore, were not evaluated for impairment at that time. If market fundamentals in the offshore oil and gas industry deteriorate further or a projected market recovery is further delayed, additional impairment losses may be required to be recognized in future periods.

Diamond Offshore recorded aggregate asset impairment charges of $672 million ($263 million after tax and noncontrolling interests), which is included in Other operating expenses on the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2016. See Note 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of Diamond Offshore’s 2016 asset impairments.

Boardwalk Pipeline

Sale of Assets

In May of 2017, Boardwalk Pipeline sold a processing plant and related assets, for approximately $65 million, including customary adjustments. The sale resulted in a loss of $47 million ($15 million after tax and noncontrolling interests) and is included in Other operating expenses on the Consolidated Condensed Statements of Income.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $39 million and $85 million for the three months ended June 30, 2017 and 2016 and $73 million and $121 million for the six months ended June 30, 2017 and 2016. Catastrophe losses in 2017 related primarily to U.S. weather-related events. Catastrophe losses in 2016 resulted primarily from U.S. weather-related events and the Fort McMurray wildfires.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of non-core operations.

Six Months Ended June 30	2017	2016

(In millions)

Reserves, beginning of year:
Gross	$22,343	$22,663
Ceded	4,094	4,087

Net reserves, beginning of year	18,249	18,576

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,443	2,583
Decrease in provision for insured events of prior years	(159)	(198)
Amortization of discount	93	93

Total net incurred (a)	2,377	2,478

Net payments attributable to:
Current year events	(266)	(311)
Prior year events	(2,331)	(2,185)

Total net payments	(2,597)	(2,496)

Foreign currency translation adjustment and other	70	46

Net reserves, end of period	18,099	18,604
Ceded reserves, end of period	4,080	4,371

Gross reserves, end of period	$22,179	$22,975

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

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following table and discussion present net prior year development:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(55)	$(98)	$(112)	$(150)
Pretax (favorable) unfavorable premium development	(8)	(8)	17	(22)
Total pretax (favorable) unfavorable net prior year development	$(63)	$(106)	$(95)	$(172)

Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium. Audits on policies usually occur in a period after the expiration date of the policy. See Note 10 for further information on the premium development for the Small Business multi-peril package product and workers’ compensation policies for the three and six months ended June 30, 2017.

The following table and discussion present details of the net prior year claim and allocated claim adjustment expense reserve development (“development”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions)

Medical professional liability	$3	$(23)	$4	$(30)
Other professional liability and management liability	(37)	(41)	(69)	(50)
Commercial auto		(20)	(26)	(35)
General liability	(1)	(37)	(1)	(52)
Workers’ compensation	(46)	50	(46)	54
Other	26	(27)	26	(37)
Total pretax (favorable) unfavorable development	$(55)	$(98)	$(112)	$(150)

Three Months

2017

Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in accident years 2013 through 2015 and lower than expected severity in accident years 2014 through 2016 for professional liability.

Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms related to decreases in medical costs.

Unfavorable development for other coverages was primarily due to higher than expected severity in accident year 2016 for property and other, higher than expected severity in accident year 2015 arising from the management liability business for other professional liability and adverse large claims experience in the Hardy political risks portfolio, relating largely to accident year 2016. This unfavorable development was partially offset by favorable development in accident years 2014 and prior for other professional liability and better than expected frequency in accident years 2014 through 2016, for property and marine.

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

Favorable development for other coverages was primarily due to better than expected loss emergence in accident years 2013 through 2015 for property and other, better than expected severity in accident years 2013 and prior for liability and better than expected severity in auto liability in accident years 2011 through 2015, partially offset by unfavorable development for higher than expected large loss emergence in accident years 2011 through 2015 for other professional liability.

Six Months

2017

Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and a lower frequency of large losses for accident years 2011 through 2016 for professional and management liability, lower than expected claim frequency in accident years 2013 through 2015 for professional liability and lower than expected severity in accident years 2014 through 2016 for professional liability.

Favorable development for commercial auto was primarily due to lower than expected severity in accident years

2013 through 2015.

Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms related to decreases in medical costs.

The drivers of development for the six month period for other coverages were generally consistent with the three month summary above.

2016

Favorable development for medical professional liability was primarily due to lower than expected severity for individual healthcare professionals, allied facilities, and hospitals in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence in hospitals and higher than expected severity in accident years 2014 and 2015 in the aging services business.

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

Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages in accident year 2015, better than expected loss emergence in accident years 2013 through 2015 for property and other, better than expected severity in accident years 2013 and prior for liability and better than expected severity in auto liability in accident years 2011 through 2015. This favorable development was partially offset by unfavorable development which was primarily due to higher than expected severity from a 2015 catastrophe event for property and other and higher than expected large loss emergence in accident years 2011 through 2015 for other professional liability.

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

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions)

Net A&EP adverse development before consideration of LPT	$-	$-	$60	$200
Retroactive reinsurance benefit recognized	(3)	(9)	(43)	(82)
Pretax impact of A&EP reserve development and the LPT	$(3)	$(9)	$17	$118

Based upon CNA’s annual A&EP reserve review, net unfavorable prior year development of $60 million and $200 million was recognized before consideration of cessions to the LPT for the six months ended June 30, 2017 and 2016. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. While this unfavorable development was ceded to NICO under the LPT, CNA’s reported earnings in both periods were negatively affected due to the application of retroactive reinsurance accounting.

As of June 30, 2017 and December 31, 2016, the cumulative amounts ceded under the LPT were $2.9 billion and $2.8 billion. The unrecognized deferred retroactive reinsurance benefit was $351 million and $334 million as of June 30, 2017 and December 31, 2016.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.8 billion as of June 30, 2017 and December 31, 2016. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

7. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and six months ended June 30, 2016 and 2017:

						Total
						Accumulated
	OTTI	Unrealized			Foreign	Other
	Gains	Gains (Losses)	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)

Balance, April 1, 2016	$29	$554	$(2)	$(643)	$(64)	$(126)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(164), $0, $0 and $0	(1)	322			(48)	273
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $6, $0, $(4) and $0		(1)		5		4
Other comprehensive income (loss)	(1)	321	-	5	(48)	277
Amounts attributable to noncontrolling interests		(37)		(1)	6	(32)
Balance, June 30, 2016	$28	$838	$(2)	$(639)	$(106)	$119

Balance, April 1, 2017	$23	$636	$(2)	$(638)	$(168)	$(149)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(63), $0, $0 and $0	(1)	108			42	149
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $(1), $15, $0, $(3) and $0	1	(31)		7		(23)
Other comprehensive income	-	77	-	7	42	126
Amounts attributable to noncontrolling interests		(8)		(1)	(4)	(13)
Balance, June 30, 2017	$23	$705	$(2)	$(632)	$(130)	$(36)

						Total
						Accumulated
	OTTI	Unrealized			Foreign	Other
	Gains	Gains (Losses)	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)

Balance, January 1, 2016	$24	$347	$(3)	$(649)	$(76)	$(357)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $(272), $0, $0 and $0	2	539			(34)	507
Reclassification of losses from accumulated other comprehensive income, after tax of $(1), $(1), $0, $(7) and $0	2	10	1	13		26
Other comprehensive income (loss)	4	549	1	13	(34)	533
Amounts attributable to noncontrolling interests		(58)		(3)	4	(57)
Balance, June 30, 2016	$28	$838	$(2)	$(639)	$(106)	$119

Balance, January 1, 2017	$27	$576	$(2)	$(646)	$(178)	$(223)
Other comprehensive income (loss) before reclassifications, after tax of $0, $(110), $0, $0 and $0	(1)	193	(1)		53	244
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $1, $24, $0, $(7) and $0	(3)	(49)	1	15		(36)
Other comprehensive income (loss)	(4)	144	-	15	53	208
Amounts attributable to noncontrolling interests		(15)		(1)	(5)	(21)
Balance, June 30, 2017	$23	$705	$(2)	$(632)	$(130)	$(36)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Other revenues, Interest expense and Contract drilling expenses
Pension liability	Other operating expenses

Treasury Stock

The Company repurchased 0.1 million and 2.6 million shares of Loews common stock at aggregate costs of $6 million and $98 million during the six months ended June 30, 2017 and 2016.

8. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic benefit cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions)

Service cost	$2	$2	$4	$4
Interest cost	29	32	59	64
Expected return on plan assets	(43)	(44)	(86)	(88)
Amortization of unrecognized net loss	11	12	22	23
Settlement charge	1	1	3	2
Net periodic benefit cost	$-	$3	$2	$5

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions)

Interest cost			$1	$1
Expected return on plan assets	$(1)	$(1)	(2)	(2)
Amortization of unrecognized prior service benefit		(1)	(1)	(2)
Net periodic benefit cost	$(1)	$(2)	$(2)	$(3)

9. Legal Proceedings

CNA Financial

In September of 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (“CAC”), CNA, the Investment Committee of the CNA 401(k) Plus Plan, The Northern Trust Company and John Does 1-10 (collectively “Defendants”) related to the CNA 401(k) Plus Plan. The complaint alleges that Defendants breached fiduciary duties to the CNA 401(k) Plus Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the CNA 401(k) Plus Plan’s Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the CNA 401(k) Plus Plan participants who had invested in the Fixed Income Fund suffered lower returns in their CNA 401(k) Plus Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. This litigation is in its early stages, and as of yet no class has been certified. CCC and the other defendants are contesting the case. The parties are scheduled to attend a mediation in September of 2017.

CNA believes the likelihood of loss is reasonably possible; however, given the status of the litigation, the novel issues raised by the allegations and the uncertainty as to how to assess potential damages, management is currently unable to predict the final outcome. The Plan trustees have provided notice to their fiduciary coverage insurance carriers. Based on CNA’s current assessment and consideration of available insurance coverage, CNA does not believe that the ultimate resolution of this matter will have a material impact on its condensed consolidated financial statements; however, the timing of recognition of loss, if any, and insurance recovery, if any, may differ.

Other Litigation

The Company and its subsidiaries are parties to other litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

10. Commitments and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of June 30, 2017, the aggregate amount related to quantifiable guarantees was $434 million and the aggregate amount related to quantifiable indemnification agreements was $254 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2017, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of June 30, 2017, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA Small Business Premium Rate Adjustment

In prior quarters, CNA identified rating errors related to its multi-peril package product and workers’ compensation policies within its Small Business unit and CNA is in the process of voluntarily issuing premium refunds related to affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. Premium development recognized as a result of the rating errors was favorable of $1 million and adverse of $37 million for the three and six months ended June 30, 2017.

The estimated refund liability for the multi-peril product and workers’ compensation policies as of June 30, 2017 was $96 million. CNA has reduced pretax income by $1 million and $6 million for the three and six months ended June 30, 2017 for interest due to policyholders on the aggregate refund amounts.

The amount of the refund and corresponding liability will continue to increase until required changes to the automated rating processes are fully implemented. The required changes were implemented in the second quarter of 2017 for the multi-peril product and are expected to be implemented by the end of the third quarter of 2017 for workers’ compensation policies. Any fines or penalties related to the foregoing are reasonably possible, but are not expected to be material to the Company’s financial statements.

11. Segments

The Company has five reportable segments comprised of its four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels & Co; and the Corporate segment. Each of the operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. The operations of Consolidated Container since the acquisition date are included in the Corporate segment. For additional disclosures regarding the composition of the Company’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables present the reportable segments of the Company and their contribution to the Consolidated Condensed Statements of Income. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income by segment are presented in the following tables.

Three Months Ended June 30, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,734					$1,734
Net investment income	475	$1			$2	478
Investment gains	43					43
Contract drilling revenues		392				392
Other revenues	114	6	$318	$181	93	712
Total	2,366	399	318	181	95	3,359

Expenses:

Insurance claims and policyholders’ benefits	1,280					1,280
Amortization of deferred acquisition costs	312					312
Contract drilling expenses		196				196
Other operating expenses	364	185	251	155	130	1,085
Interest	40	27	44	6	22	139
Total	1,996	408	295	161	152	3,012
Income (loss) before income tax	370	(9)	23	20	(57)	347
Income tax (expense) benefit	(98)	23	(5)	(10)	21	(69)
Net income (loss)	272	14	18	10	(36)	278
Amounts attributable to noncontrolling interests	(28)	(7)	(12)			(47)
Net income (loss) attributable to Loews Corporation	$244	$7	$6	$10	$(36)	$231

Three Months Ended June 30, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,730					$1,730
Net investment income	502				$85	587
Investment gains (losses)	13	$(12)				1
Contract drilling revenues		357				357
Other revenues	103	33	$308	$189	(1)	632
Total	2,348	378	308	189	84	3,307

Expenses:

Insurance claims and policyholders’ benefits	1,339					1,339
Amortization of deferred acquisition costs	305					305
Contract drilling expenses		198				198
Other operating expenses	376	825	198	180	32	1,611
Interest	38	24	45	5	18	130
Total	2,058	1,047	243	185	50	3,583
Income (loss) before income tax	290	(669)	65	4	34	(276)
Income tax (expense) benefit	(80)	99	(16)	(3)	(12)	(12)
Net income (loss)	210	(570)	49	1	22	(288)
Amounts attributable to noncontrolling interests	(21)	276	(32)			223
Net income (loss) attributable to Loews Corporation	$189	$(294)	$17	$1	$22	$(65)

Six Months Ended June 30, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$3,379					$3,379
Net investment income	1,020	$1			$61	1,082
Investment gains	77					77
Contract drilling revenues		756				756
Other revenues	219	19	$686	$348	93	1,365
Total	4,695	776	686	348	154	6,659

Expenses:

Insurance claims and policyholders’ benefits	2,573					2,573
Amortization of deferred acquisition costs	617					617
Contract drilling expenses		400				400
Other operating expenses	707	305	455	296	168	1,931
Interest	83	55	90	13	40	281
Total	3,980	760	545	309	208	5,802

Income (loss) before income tax	715	16	141	39	(54)	857
Income tax (expense) benefit	(182)	21	(28)	(19)	20	(188)
Net income (loss)	533	37	113	20	(34)	669
Amounts attributable to noncontrolling interests	(55)	(18)	(70)			(143)
Net income (loss) attributable to Loews Corporation	$478	$19	$43	$20	$(34)	$526

Six Months Ended June 30, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$3,429					$3,429
Net investment income	937				$72	1,009
Investment losses	(15)	$(12)				(27)
Contract drilling revenues		801				801
Other revenues	200	60	$655	$352	1	1,268
Total	4,551	849	655	352	73	6,480

Expenses:

Insurance claims and policyholders’ benefits	2,747					2,747
Amortization of deferred acquisition costs	612					612
Contract drilling expenses		411				411
Other operating expenses	756	974	403	328	57	2,518
Interest	88	50	88	11	36	273
Total	4,203	1,435	491	339	93	6,561
Income (loss) before income tax	348	(586)	164	13	(20)	(81)
Income tax (expense) benefit	(71)	100	(35)	(9)	7	(8)
Net income (loss)	277	(486)	129	4	(13)	(89)
Amounts attributable to noncontrolling interests	(28)	235	(81)			126
Net income (loss) attributable to Loews Corporation	$249	$(251)	$48	$4	$(13)	$37

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

OVERVIEW

We are a holding company and have five reportable segments comprised of our four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and our Corporate segment. The results of operations of Consolidated Container Company LLC since the acquisition date are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions, except per share data)

CNA Financial	$244	$189	$478	$249
Diamond Offshore	7	(294)	19	(251)
Boardwalk Pipeline	6	17	43	48
Loews Hotels & Co	10	1	20	4
Corporate	(36)	22	(34)	(13)
Net income (loss) attributable to Loews Corporation	$231	$(65)	$526	$37

Basic and diluted net income (loss) per share	$0.69	$(0.19)	$1.56	$0.11

Net income attributable to Loews Corporation for the three months ended June 30, 2017 was $231 million, or $0.69 per share, compared to a net loss of $65 million, or $0.19 per share in the 2016 period. Net income attributable to Loews Corporation for the six months ended June 30, 2017 was $526 million, or $1.56 per share, compared to $37 million, or $0.11 per share, in the 2016 period. The results for the three and six months ended June 30, 2017 include asset impairment charges at Diamond Offshore of $23 million as compared with $267 million (both after tax and noncontrolling interests) in the 2016 periods.

Excluding the impairment charges at Diamond Offshore, net income attributable to Loews Corporation increased $52 million and $245 million for the three and six months ended June 30, 2017 as compared with the 2016 periods due to higher earnings at CNA, Diamond Offshore and Loews Hotels & Co. These increases were partially offset by lower earnings at Boardwalk Pipeline and lower income generated by the parent company investment portfolio.

Unless the context otherwise requires, references herein to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

Acquisition of Consolidated Container Company

On May 22, 2017, we completed the previously announced acquisition of CCC Acquisition Holdings, Inc. for $1.2 billion, subject to closing adjustments. CCC Acquisition Holdings, Inc., through its wholly owned subsidiary, Consolidated Container Company LLC (“Consolidated Container”), is a rigid plastic packaging and recycled resins manufacturer and provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2017 and 2016 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In millions)

Revenues:
Insurance premiums	$1,734	$1,730	$3,379	$3,429
Net investment income	475	502	1,020	937
Investment gains (losses)	43	13	77	(15)
Other revenues	114	103	219	200
Total	2,366	2,348	4,695	4,551
Expenses:
Insurance claims and policyholders’ benefits	1,280	1,339	2,573	2,747
Amortization of deferred acquisition costs	312	305	617	612
Other operating expenses	364	376	707	756
Interest	40	38	83	88
Total	1,996	2,058	3,980	4,203
Income before income tax	370	290	715	348
Income tax expense	(98)	(80)	(182)	(71)
Net income	272	210	533	277
Amounts attributable to noncontrolling interests	(28)	(21)	(55)	(28)
Net income attributable to Loews Corporation	$244	$189	$478	$249

Three Months Ended June 30, 2017 Compared to 2016

Net income increased $55 million for the three months ended June 30, 2017 as compared with the 2016 period, primarily due to improved current accident year underwriting results and higher net realized investment results, driven by higher net realized investment gains on sales of securities and lower other-than-temporary impairment (“OTTI”) losses recognized in earnings. These increases were partially offset by lower net investment income driven primarily by limited partnership investments. Favorable net prior year development of $63 million and $106 million was recorded in the three months ended June 30, 2017 and 2016. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2017 Compared to 2016

Net income increased $229 million for the six months ended June 30, 2017 as compared with the 2016 period primarily due to higher net investment income, driven by limited partnership investments and improved underwriting results despite less favorable net prior year loss reserve development. In addition, results reflect the favorable period over period effect of foreign currency exchange gains and losses and lower adverse prior year reserve development in the six months ended June 30, 2017 under the 2010 A&EP loss portfolio transfer as compared with the 2016 period. Earnings also benefited from improved net realized investment results driven by higher net realized investment gains on sales of securities and lower OTTI losses recognized in earnings. Favorable net prior year development of $95 million and $172 million was recorded in the six months ended June 30, 2017 and 2016.

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

Property and Casualty Operations

In evaluating the results of the property and casualty operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Rate, renewal premium change and retention presented for the prior year is updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.

The following tables summarize the results of CNA’s property and casualty operations for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$716	$767	$219	$1,702
Net earned premiums	689	705	206	1,600
Net investment income	120	143	13	276
Net operating income	121	104	9	234
Net realized investment gains	9	11	5	25
Net income	130	115	14	259

Other performance metrics:
Loss and loss adjustment expense ratio	57.7%	60.0%	62.8%	59.4%
Expense ratio	32.0	34.5	37.3	33.8
Dividend ratio	0.2	0.6		0.3
Combined ratio	89.9%	95.1%	100.1%	93.5%

Rate	1%	0%	0%	0%
Renewal premium change	1	2	4	2
Retention	88	82	78	84
New business	$66	$153	$73	$292

Three Months Ended June 30, 2016	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$691	$740	$194	$1,625
Net earned premiums	702	696	197	1,595
Net investment income	133	164	13	310
Net operating income (loss)	147	83	(24)	206
Net realized investment gains	3	3	3	9
Net income (loss)	150	86	(21)	215

Other performance metrics:
Loss and loss adjustment expense ratio	53.9%	67.4%	79.8%	63.0%
Expense ratio	31.3	35.7	38.8	34.2
Dividend ratio	0.2	0.4		0.2
Combined ratio	85.4%	103.5%	118.6%	97.4%

Rate	0%	0%	(2)%	0%
Renewal premium change	1	2	(3)	1
Retention	88	84	76	84
New business	$61	$146	$62	$269

Six Months Ended June 30, 2017

Net written premiums	$1,395	$1,482	$457	$3,334
Net earned premiums	1,353	1,356	403	3,112
Net investment income	273	321	25	619
Net operating income	259	188	27	474
Net realized investment gains	13	18	9	40
Net income	272	206	36	514

Other performance metrics:
Loss and loss adjustment expense ratio	57.9%	63.4%	60.6%	60.7%
Expense ratio	32.1	35.9	37.1	34.3
Dividend ratio	0.1	0.5		0.3
Combined ratio	90.1%	99.8%	97.7%	95.3%

Rate	1%	0%	0%	0%
Renewal premium change	2	1	2	2
Retention	88	84	78	84
New business	$123	$292	$138	$553

Six Months Ended June 30, 2016

Net written premiums	$1,375	$1,488	$430	$3,293
Net earned premiums	1,384	1,384	395	3,163
Net investment income	240	290	25	555
Net operating income (loss)	261	149	(19)	391
Net realized investment gains (losses)	(4)	(7)	6	(5)
Net income (loss)	257	142	(13)	386

Other performance metrics:
Loss and loss adjustment expense ratio	55.5%	65.8%	70.5%	61.9%
Expense ratio	31.7	36.5	38.3	34.7
Dividend ratio	0.2	0.4		0.2
Combined ratio	87.4%	102.7%	108.8%	96.8%

Rate	1%	0%	(1)%	0%
Renewal premium change	2	3	(2)	2
Retention	88	83	79	84
New business	$126	$283	$122	$531

Three Months Ended June 30, 2017 Compared to 2016

Total net written premiums increased $77 million for the three months ended June 30, 2017 as compared with the 2016 period. Net written premiums for Specialty, Commercial and International increased $25 million, $27 million and $25 million for the three months ended June 30, 2017 as compared with the 2016 period. The renewal premium change was positive, retention remained strong and new business was modestly higher and broad-based in Specialty. The increase for Commercial was driven by higher new business within Middle Markets and positive renewal premium change, offset by slightly lower retention. The change for International was due to higher new business, improved retention and positive renewal premium change. The change in net earned premiums was consistent with the trend in net written premiums in recent quarters.

Total net operating income increased $28 million for the three months ended June 30, 2017 as compared with the 2016 period. The increase in net operating income was primarily due to improved underwriting results and the favorable period over period effect of foreign currency exchange gains and losses partially offset by lower net investment income. Catastrophe losses were $21 million (after tax and noncontrolling interests) for the three months ended June 30, 2017 compared to $52 million (after tax and noncontrolling interests) in the 2016 period.

Favorable net prior year development of $63 million and $106 million was recorded for the three months ended June 30, 2017 and 2016. For the three months ended June 30, 2017 and 2016, Specialty recorded favorable net prior year development of $28 million and $72 million, Commercial recorded favorable net prior year development of $33 million and $20 million and International recorded favorable net prior year development of $2 million and $14 million. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 4.5 points for the three months ended June 30, 2017 as compared with the 2016 period. The loss ratio increased 3.8 points driven by lower favorable net prior year loss reserve development partially offset by an improved current accident year loss ratio. Specialty’s expense ratio increased 0.7 points for the three months ended June 30, 2017 as compared with the 2016 period.

Commercial’s combined ratio improved 8.4 points for the three months ended June 30, 2017 as compared with the 2016 period. The loss ratio improved 7.4 points due to an improved current accident year loss ratio and higher favorable net prior year loss reserve development. The expense ratio improved 1.2 points for the three months ended June 30, 2017 as compared with the 2016 period due to lower employee costs.

International’s combined ratio improved 18.5 points for the three months ended June 30, 2017 as compared with the 2016 period. The loss ratio improved 17.0 points due to an improved current accident year loss ratio driven by a lower level of large and catastrophe losses, partially offset by lower favorable net prior year loss reserve development. International’s expense ratio improved 1.5 points primarily due to higher net earned premiums.

Six Months Ended June 30, 2017 Compared to 2016

Total net written premiums increased $41 million for the six months ended June 30, 2017 as compared with the 2016 period. Net written premiums for International increased $27 million for the six months ended June 30, 2017 as compared to the prior year period primarily due to higher new business and positive renewal premium change. Net written premiums for Specialty increased $20 million for the six months ended June 30, 2017 as compared with the 2016 period, driven by positive renewal premium change. Net written premiums for Commercial decreased $6 million for the six months ended June 30, 2017 as compared with the 2016 period due to unfavorable premium development driven by a premium rate adjustment within its Small Business unit as discussed in Note 10 to the Consolidated Condensed Financial Statements under Item 1. This was mostly offset by higher new business within Middle Markets, positive renewal premium change and higher retention. The change in net earned premiums was consistent with the trend in net written premiums in recent quarters.

Total net operating income increased $83 million for the six months ended June 30, 2017 as compared with the 2016 period. The increase in net operating income was primarily due to higher net investment income, improved underwriting results despite less favorable net prior year loss reserve development. In addition, results reflect the favorable period over period effect of foreign currency exchange gains and losses. Catastrophe losses were $43 million (after tax and noncontrolling interests) for the six months ended June 30, 2017 as compared to catastrophe losses of $73 million (after tax and noncontrolling interests) for the 2016 period.

Favorable net prior year development of $95 million and $172 million was recorded for the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, Specialty recorded favorable net prior year development of $64 million and $117 million, Commercial recorded favorable net prior year loss reserve development of $58 million and unfavorable premium development of $38 million as compared with favorable net prior year loss reserve development of $32 million and favorable premium development of $4 million and International recorded favorable net prior year development of $11 million and $19 million. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 2.7 points for the six months ended June 30, 2017 as compared with the 2016 period. The loss ratio increased 2.4 points driven by lower favorable net prior year loss reserve development partially offset by an improved current accident year loss ratio. Specialty’s expense ratio increased 0.4 points for the six months ended June 30, 2017 as compared with the 2016 period.

Commercial’s combined ratio improved 2.9 points for the six months ended June 30, 2017 as compared with the 2016 period driven by an improved current accident year loss ratio. Excluding the impact of the Small Business premium rate adjustment on the ratios for both periods, the combined ratio decreased 6.6 points, driven by a 4.7 point decrease in the loss ratio primarily due to improved current accident year loss ratio and a 2.0 point decrease in the expense ratio primarily due to lower employee costs.

International’s combined ratio improved 11.1 points for the six months ended June 30, 2017 as compared with the 2016 period. The loss ratio improved 9.9 points due to an improved current accident year loss ratio driven by a lower level of large and catastrophe losses. International’s expense ratio improved 1.2 points primarily due to higher net earned premiums.

Non-Core Operations

The following table summarizes the results of CNA’s non-core operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

(In millions)

Net earned premiums	$135	$136	$268	$267
Net investment income	199	192	401	382
Net operating loss	(16)	(23)	(42)	(131)
Net realized investment gains (losses)	1	(3)	6	(6)
Net loss	(15)	(26)	(36)	(137)

Three Months Ended June 30, 2017 Compared to 2016

The net loss was $15 million for the three months ended June 30, 2017, an improvement of $11 million as compared with the 2016 period. This improvement was primarily driven by improved long term care morbidity.

Six Months Ended June 30, 2017 Compared to 2016

The net loss was $36 million for the six months ended June 30, 2017, an improvement of $101 million as compared with the 2016 period. This improvement was primarily driven by lower adverse prior year reserve development in 2017 for A&EP under the loss portfolio transfer. During the six months ended June 30, 2017 and 2016, CNA recorded net unfavorable development of $60 million and $200 million related to its A&EP reserves. This unfavorable development was ceded to NICO under the loss portfolio transfer; however CNA’s earnings were negatively affected by charges of $12 million (after tax and noncontrolling interests) and $74 million (after tax and noncontrolling interests) related to the application of retroactive reinsurance accounting, as further discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, the net loss benefited from favorable morbidity partially offset by unfavorable persistency in the long term care business.

Diamond Offshore

Overview

Overall fundamentals in the offshore oil and gas industry have not yet improved from those described in the Results of Operations – Diamond Offshore section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. Production cuts by the Organization of the Petroleum Exporting Countries (“OPEC”), which have now been extended until the end of the first quarter of 2018, initially buoyed oil prices from previous lows in 2016; however, the favorable price impact of the OPEC cuts is currently being negated by increased production by U.S. shale producers and other non-OPEC producing countries, resulting in volatile commodity prices. Capital spending for offshore exploration and development has continued to decline, with 2017 capital spending estimated by some industry analysts to decrease up to 20% from 2016 levels. If these market estimates are realized, it would represent three consecutive years of decline in offshore spending. Some industry analysts have also reported that there has been and may continue to be a shift in capital spending towards land-based activity. However, customer inquiries and new tenders have increased in 2017, compared to 2016, for offshore rig availability in 2018 and beyond.

Competition among offshore drillers remains intense as rig supply exceeds demand, despite the cold stacking and retirement of numerous rigs during 2016. Additionally, based on industry data as of the date of this Report, there are in excess of 30 floater rigs currently on order, with scheduled deliveries from 2017 through 2021. The majority of these rigs are not currently contracted for future work, which further increases competition. Some industry analysts have predicted that demand for drilling rigs in the offshore market will slowly improve, but utilization growth will not be significant enough to impact dayrates for some time.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $2.9 billion and $3.6 billion as of July 1, 2017 (based on contract information known at that time) and January 1, 2017 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2016). The contract drilling backlog by year as of July 1, 2017 is $0.7 billion in 2017 (for the six-month period beginning July 1, 2017), $1.1 billion in 2018, $0.9 billion in 2019 and $0.2 billion in 2020.

Contract drilling backlog includes $75 million and $119 million for 2017 and 2018 attributable to contracted work for the Ocean Valor under a contract that Petróleo Brasileiro S.A. (“Petrobras”) has attempted to terminate, which is currently in effect pursuant to an injunction granted by a Brazilian court. Petrobras appealed the granting of the injunction, but in March of 2017, the court ruled against Petrobras’ appeal and upheld the injunction. As a result of the favorable ruling, both the injunction and the Ocean Valor contract remain in effect. Petrobras has the right to seek to appeal the ruling to the Superior Court of Justice. Diamond Offshore intends to continue to defend its rights under the contract, which is estimated to conclude in accordance with its terms in October of 2018. However, litigation is inherently unpredictable, and there can be no assurance as to the ultimate outcome of this matter. The rig is currently on standby earning a reduced dayrate.

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

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2017 and 2016 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

(In millions)

Revenues:
Contract drilling revenues	$392	$357	$756	$801
Net investment income	1		1
Investment losses		(12)		(12)
Other revenues	6	33	19	60

Total	399	378	776	849

Expenses:
Contract drilling expenses	196	198	400	411
Other operating expenses
Impairment of assets	72	680	72	680
Other expenses	113	145	233	294
Interest	27	24	55	50

Total	408	1,047	760	1,435

Income (loss) before income tax	(9)	(669)	16	(586)
Income tax benefit	23	99	21	100
Amounts attributable to noncontrolling interests	(7)	276	(18)	235

Net income (loss) attributable to Loews Corporation	$7	$(294)	$19	$(251)

Three Months Ended June 30, 2017 Compared to 2016

Contract drilling revenue increased $35 million for the three months ended June 30, 2017 as compared with the 2016 period, primarily related to incremental revenue earning days for the Ocean GreatWhite, which began its first contract in the first quarter of 2017, and the Ocean BlackRhino, which was between contracts during the prior year quarter and less unplanned downtime for repairs to other rigs. These increases were partially offset by decreases in contract drilling revenue primarily related to the Ocean Monarch, which was in the shipyard for a survey and contract modifications during the second quarter of 2017 prior to beginning a new contract in June at a lower dayrate, the Ocean Valor earning a reduced, standby dayrate during 2017, the warm stacking of the Ocean Guardian after completion of its contract in early April of 2017, the Ocean Scepter earning a reduced dayrate, which began operating under a new contract offshore Mexico in 2017 and the sale of rigs since the second quarter of 2016.

Contract drilling expense decreased $2 million for the three months ended June 30, 2017 as compared with the 2016 period, primarily due to a net reduction in costs attributable to various factors, including rigs that were sold after the 2016 period, reduced costs incurred by the Ocean Guardian and implementation of other cost control measures, partially offset by incremental contract drilling costs associated with the drillships and the Ocean GreatWhite. Interest expense increased $3 million for the three months ended June 30, 2017 as compared with the 2016 period primarily due to lower capitalized interest for construction projects.

Net results increased $301 million for the three months ended June 30, 2017 as compared with the 2016 period, primarily due to an asset impairment charge of $23 million (after taxes and noncontrolling interests) in the 2017 period, as compared with $267 million (after taxes and noncontrolling interests) in the 2016 period, as discussed in Note 5 of the Consolidated Condensed Financial Statements included under Item 1. In addition, results in 2017 benefited from the favorable impact of higher utilization of the fleet, as discussed above, and lower depreciation, primarily due to a lower depreciable asset base in the second quarter of 2017, compared to the 2016 period, as a result of the asset impairments taken in 2016. The results were also impacted by the absence of a $12 million ($4 million after tax and noncontrolling interests) loss on an investment in privately-held corporate bonds sold in the 2016 period. These favorable variances were partially offset by the absence of $15 million in net reimbursable revenue related to the completion of the Ocean Endeavor’s demobilization from the Black Sea in the 2016 period.

Six Months Ended June 30, 2017 Compared to 2016

Contract drilling revenue decreased $45 million for the six months ended June 30, 2017 as compared with the 2016 period, primarily due to the absence of $40 million in demobilization revenue recognized in the first quarter of 2016 for the Ocean Endeavor. In addition, contract drilling revenue decreased due to incremental downtime for the Ocean Monarch, which was in the shipyard for a survey and contract modifications during much of the first half of 2017, the completion of the final contract for the Ocean Ambassador in March of 2016 prior to the rig being sold, decreased revenue from the Ocean Scepter, which had been idle since completion of its contract in Mexico during May 2016, commenced operations offshore Mexico in February 2017 under a new contract and the cold stacking and sale of other rigs. The decrease in contract drilling revenue also reflects lower dayrates earned under new contracts for both the Ocean Monarch and Ocean BlackRhino and a lower dayrate being earned by the Ocean Valiant under its current contract in the North Sea, which commenced in the fourth quarter of 2016. These decreases were partially offset by increases in contract drilling revenue primarily related to incremental revenue earning days for the Ocean GreatWhite and the Ocean BlackRhino, which was warm stacked for much of the prior year period, the Ocean Apex, which operated through the first six months of 2017 under a contract that commenced in the second quarter of 2016 and reduced downtime for repairs.

Contract drilling expense decreased $11 million for the six months ended June 30, 2017 as compared with the 2016 period, primarily due to a net reduction in costs attributable to various factors, including the cold stacking of rigs, reduced costs related to the Ocean Ambassador and implementation of other cost control measures, partially offset by incremental contract drilling costs associated with the drillships and the Ocean GreatWhite. Interest expense increased $5 million for the six months ended June 30, 2017 as compared with the 2016 period primarily due to lower capitalized interest for construction projects.

Net results increased $270 million for the six months ended June 30, 2017 as compared with the 2016 period, primarily due to an asset impairment charge of $23 million (after taxes and noncontrolling interests) in the 2017 period as compared with $267 million (after taxes and noncontrolling interests) in the 2016 period and lower depreciation, primarily due to a lower depreciable asset base in 2017, compared to the 2016 period, as a result of the asset impairments taken in 2016. The results were also impacted by the absence of a $12 million ($4 million after tax and noncontrolling interests) loss on an investment in privately-held corporate bonds sold in the 2016 period. These favorable variances were partially offset by the absence of $40 million in demobilization revenue and $15 million in net reimbursable revenue related to the completion of the Ocean Endeavor’s demobilization from the Black Sea in the 2016 period.

Boardwalk Pipeline

Firm Transportation Contracts and Growth Projects

Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced as reported in the Results of Operations – Boardwalk Pipeline section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Partially as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants and petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for Boardwalk Pipeline, several of which were placed into service during 2016. These include the Ohio to Louisiana Access project, the Southern Indiana Lateral, the Western Kentucky Market Lateral, a project to serve a power plant in South Texas, and, in March of 2017, the Northern Supply Access Project. Boardwalk Pipeline has an additional $1.1 billion of growth projects under development that are expected to be placed into service in 2017 through 2019, and through June 30, 2017, Boardwalk Pipeline has invested $425 million of capital in these projects. These new projects have lengthy planning and construction periods. As a result, these projects will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2017 and 2016 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

(In millions)

Revenues:
Other revenue, primarily operating	$318	$308	$686	$655

Total	318	308	686	655

Expenses:
Operating	251	198	455	403
Interest	44	45	90	88

Total	295	243	545	491

Income before income tax	23	65	141	164
Income tax expense	(5)	(16)	(28)	(35)
Amounts attributable to noncontrolling interests	(12)	(32)	(70)	(81)

Net income attributable to Loews Corporation	$6	$17	$43	$48

Three Months Ended June 30, 2017 Compared to 2016

Total revenues increased $10 million for the three months ended June 30, 2017 as compared with the 2016 period. Excluding the $13 million of income from the settlement of a legal matter in the 2016 period and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $21 million. The increase was driven by an increase in transportation revenues of $20 million, which resulted from growth projects recently placed into service, partially offset by contract expirations.

Operating expenses increased $53 million for the three months ended June 30, 2017 as compared with the 2016 period. Excluding items offset in operating revenues and the $47 million loss on the sale of a processing plant, as discussed in Note 5 to the Consolidated Condensed Financial Statements under Item 1, operating costs and expenses increased $3 million primarily due to an increase in maintenance activities.

Net income decreased $11 million for the three months ended June 30, 2017 as compared with the 2016 period, primarily due to the changes discussed above.

Six Months Ended June 30, 2017 Compared to 2016

Total revenues increased $31 million for the six months ended June 30, 2017 as compared with the 2016 period. Excluding income from the settlement of a legal matter in the 2016 period and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $44 million. The increase was driven by an increase in transportation revenues of $35 million, which resulted from growth projects recently placed into service. Storage and parking and lending revenues were higher by $4 million primarily from the effects of favorable market conditions on time period price spreads.

Operating expenses increased $52 million for the six months ended June 30, 2017 as compared with the 2016 period. Excluding items offset in operating revenues and the $47 million loss on the sale of a processing plant, operating costs and expenses increased $3 million. Interest expense increased $2 million primarily due to higher average debt levels at higher borrowing rates.

Net income decreased $5 million for the six months ended June 30, 2017 as compared with the 2016 period, primarily due to the changes discussed above.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2017 and 2016 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

(In millions)

Revenues:
Operating revenue	$154	$156	$290	$294
Revenues related to reimbursable expenses	27	33	58	58

Total	181	189	348	352

Expenses:
Operating	128	129	251	252
Reimbursable expenses	27	33	58	58
Depreciation	15	15	31	30
Equity (income) loss from joint ventures	(15)	3	(44)	(12)
Interest	6	5	13	11

Total	161	185	309	339

Income before income tax	20	4	39	13
Income tax expense	(10)	(3)	(19)	(9)

Net income attributable to Loews Corporation	$10	$1	$20	$4

Operating revenues decreased $2 million and $4 million for the three and six months ended June 30, 2017 as compared with the 2016 periods primarily due to a decrease in revenue as a result of renovation activities.

Equity income from joint ventures increased $18 million for the three months ended June 30, 2017 as compared with the 2016 period. The increase was primarily due to the absence of a $13 million impairment charge related to an equity interest in a joint venture hotel property in the 2016 period and the opening of a new joint venture hotel in the third quarter of 2016. Equity income from joint ventures increased $32 million for the six months ended June 30, 2017 as compared with the 2016 period. The increase was primarily due to the $25 million gain on the sale of an equity interest in the Loews Don CeSar Hotel, a joint venture hotel property, in February of 2017, the absence of a $13 million impairment charge related to an equity interest in a joint venture hotel property in the 2016 period and the opening of a new joint venture hotel in 2016, partially offset by a $15 million impairment charge in 2017 related to an equity interest in a joint venture hotel property.

Net income increased $9 million and $16 million for the three and six months ended June 30, 2017 as compared with the 2016 periods primarily due to the changes discussed above.

Corporate

Corporate operations consist primarily of investment income at the Parent Company, operating results of Consolidated Container from the May 22, 2017 acquisition date, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2017 and 2016 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

(In millions)

Revenues:
Net investment income	$2	$85	$61	$72
Other revenues	93	(1)	93	1

Total	95	84	154	73

Expenses:
Operating	130	32	168	57
Interest	22	18	40	36

Total	152	50	208	93

Income (loss) before income tax	(57)	34	(54)	(20)
Income tax (expense) benefit	21	(12)	20	7

Net income (loss) attributable to Loews Corporation	$(36)	$22	$(34)	$(13)

Net investment income decreased by $83 million and $11 million for the three and six months ended June 30, 2017 as compared with the 2016 periods, primarily due to lower results from equity based investments in the trading portfolio, partially offset by improved performance of limited partnership investments.

Other revenues increased $94 million and $92 million for the three and six months ended June 30, 2017 as compared with the 2016 periods, primarily due to $91 million of revenue from Consolidated Container’s operations since the acquisition date.

Operating expenses increased $98 million and $111 million for the three and six months ended June 30, 2017 as compared with the 2016 periods, primarily due to $89 million of expenses, inclusive of expenses resulting from purchase accounting, for Consolidated Container’s operations since the acquisition date. In addition, operating expenses increased due to the timing of compensation accruals and costs related to the acquisition of Consolidated Container, partially offset by the absence of prior year expenses related to the implementation of the 2016 Incentive Compensation Plan. Interest expense increased $4 million for the three and six months ended June 30, 2017 as compared with the 2016 periods, primarily due to interest expense associated with Consolidated Container’s $605 million term loan from the date of acquisition of Consolidated Container.

Net results decreased $58 million and $21 million for the three and six months ended June 30, 2017 as compared with the 2016 periods, primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, at June 30, 2017 and December 31, 2016 totaled $5.0 billion. During the six months ended June 30, 2017, we received $633 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $620 million to fund the acquisition of Consolidated Container, which was in addition to approximately $600 million of debt financing proceeds at the subsidiary level as discussed in Note 2 to the Consolidated Condensed Financial Statements under Item 1. In addition, cash outflows included the payment of $42 million of cash dividends to our shareholders and $6 million to fund treasury stock purchases. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

As of July 21, 2017, there were 336,601,242 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the six months ended June 30, 2017, we purchased 0.1 million shares of Loews common stock. We have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities.

In April of 2017, Fitch Ratings, Inc. affirmed our unsecured debt rating at A, with the rating outlook revised to negative from stable and in June of 2017, S&P Global Ratings (“S&P”) lowered our corporate credit and senior debt ratings from A+ to A with a stable outlook. Our current unsecured debt rating is A3 for Moody’s Investors Service, Inc. (“Moody’s”), with a stable outlook. Should one or more rating agencies downgrade our credit ratings from current levels, or announce that they have placed us under review for a potential downgrade, our cost of capital could increase and our ability to raise new capital could be adversely affected.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. Future uses of our cash may include investing in our subsidiaries, new acquisitions and/or repurchases of our and our subsidiaries’ outstanding common stock.

Subsidiaries

CNA’s cash provided by operating activities was $515 million for the six months ended June 30, 2017 as compared with $613 million for the 2016 period. Cash provided by operating activities reflected a lower level of distributions on limited partnerships and higher net claim payments partially offset by an increase in premiums collected and lower salaries and related expenses paid.

CNA declared and paid dividends of $2.50 per share on its common stock, including a special dividend of $2.00 per share during the six months ended June 30, 2017. On July 28, 2017, CNA’s Board of Directors declared a quarterly dividend of $0.30 per share on its common stock, payable August 30, 2017 to shareholders of record on August 14, 2017. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2017, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department’s prior approval is approximately $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $200 million during the six months ended December 31, 2016 and $775 million during the six months ended June 30, 2017. As of June 30, 2017, CCC is able to pay approximately $100 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities for the six months ended June 30, 2017 decreased $129 million compared to the 2016 period, primarily due to lower cash receipts from contract drilling services of $203 million, partially offset by a net decrease in cash payments for contract drilling expenses, including personnel-related, repairs and maintenance and other rig operating costs of $74 million. The decline in both cash receipts and cash payments related to the performance of contract drilling services reflects continuing depressed market conditions in the offshore drilling industry, as well as positive results of Diamond Offshore’s continuing focus on controlling costs.

For 2017, Diamond Offshore has budgeted approximately $145 million for capital expenditures. Diamond Offshore has no other purchase obligations for major rig upgrades at June 30, 2017.

As of June 30, 2017, Diamond Offshore had no outstanding borrowings under its credit agreement and was in compliance with all covenant requirements thereunder. As of July 27, 2017, Diamond Offshore had $1.5 billion available under its credit agreement to provide liquidity for payment obligations.

In July of 2017, Moody’s downgraded Diamond Offshore’s corporate credit rating to Ba3 with a negative outlook from Ba2 with a stable outlook. Diamond Offshore’s current corporate credit rating by S&P remains BB- with a negative outlook. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. A downgrade in Diamond Offshore’s credit ratings could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue, and could further restrict its access to capital markets and its ability to raise funds by issuing additional debt. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

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

Boardwalk Pipeline’s cash provided by operating activities increased $43 million for the six months ended June 30, 2017 compared to the 2016 period primarily due to the change in net income, excluding the effects of non-cash items such as depreciation, amortization and the loss on the sale of operating assets. The increase also reflects the settlement of the Gulf South rate refund in the 2016 period.

In the second quarters of 2017 and 2016, Boardwalk Pipeline declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In July of 2017, Boardwalk Pipeline declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

In January of 2017, Boardwalk Pipeline completed a public offering of $500 million aggregate principal amount of 4.5% senior notes due July 15, 2027 and plans to use the proceeds to refinance future maturities of debt and to fund growth capital expenditures. Initially, the proceeds were used to reduce outstanding borrowings under its revolving credit facility. As of June 30, 2017, Boardwalk Pipeline had no outstanding borrowings under its revolving credit facility. In July of 2017, Boardwalk Pipeline extended the maturity date of its revolving credit facility by one year to May 26, 2022. Boardwalk Pipeline has in place a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million until December 31, 2018. As of July 28, 2017, Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

For the six months ended June 30, 2017 and 2016, Boardwalk Pipeline’s capital expenditures were $303 million and $259 million, consisting of a combination of growth and maintenance capital expenditures. Boardwalk Pipeline expects total capital expenditures to be approximately $790 million in 2017, primarily related to growth projects and pipeline system maintenance. This reflects a $60 million reduction in Boardwalk Pipeline’s expected growth capital expenditures for 2017, resulting from both a delay in the timing of the expenditures and an overall reduction in spending.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In millions)

Fixed maturity securities:
Taxable	$351	$349	$698	$694
Tax-exempt	106	100	214	201
Total fixed maturity securities	457	449	912	895
Limited partnership investments	16	46	106	32
Other, net of investment expense	2	7	2	10
Net investment income before tax	$475	$502	$1,020	$937

Net investment income after tax and noncontrolling interests	$308	$325	$656	$608

Effective income yield for the fixed maturity securities portfolio, before tax	4.8%	4.8%	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.5%	3.4%	3.4%

Net investment income after tax and noncontrolling interests for the three months ended June 30, 2017 decreased $17 million as compared with the 2016 period. The decrease was driven by limited partnership investments, which returned 0.7% in 2017 as compared with 1.8% in the 2016 period. Income from fixed maturity securities, after tax and noncontrolling interests, for the three months ended June 30, 2017 increased $4 million as compared with the 2016 period, primarily due to an increase in the invested asset base.

Net investment income after tax and noncontrolling interests for the six months ended June 30, 2017 increased $48 million as compared with the 2016 period. The increase was driven by limited partnership investments, which returned 4.5% in 2017 as compared with 1.2% in the prior year period. Income from fixed maturity securities after tax and noncontrolling interests for the six months ended June 30, 2017 increased $11 million as compared with the 2016 period, primarily due to an increase in the invested asset base.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$39	$7	$68	$(8)
States, municipalities and political subdivisions	4		10	3
Asset-backed	(1)	6	(5)
U.S. Treasury and obligations of government-sponsored enterprises	2	1	3	2
Foreign government		2		2

Total fixed maturity securities	44	16	76	(1)
Equity securities		3		(2)
Derivative securities	(3)	(6)	(2)	(13)
Short term investments and other	2		3	1

Total realized investment gains (losses)	43	13	77	(15)
Income tax (expense) benefit	(15)	(6)	(26)	3
Amounts attributable to noncontrolling interests	(2)	(1)	(5)	1

Net realized investment gains (losses) attributable to Loews Corporation	$26	$6	$46	$(11)

Net realized investment gains improved $20 million for the three months ended June 30, 2017 as compared with the 2016 period, driven by higher net realized investment gains on sales of securities and lower OTTI losses recognized in earnings. Net realized investment results improved $57 million for the six months ended June 30, 2017 as compared with the 2016 period, driven by higher net realized investment gains on sales of securities and lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains of CNA’s fixed maturity securities by rating distribution:

	June 30, 2017		December 31, 2016
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,249	$39	$4,212	$32
AAA	1,819	139	1,881	110
AA	9,104	870	8,911	750
A	10,014	895	9,866	832
BBB	13,409	982	12,802	664
Non-investment grade	3,154	156	3,233	156

Total	$41,749	$3,081	$40,905	$2,544

As of June 30, 2017 and December 31, 2016, only 2% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2017	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,744	$34
AAA	197	6
AA	616	10
A	635	12
BBB	1,150	22
Non-investment grade	598	20

Total	$4,940	$104

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2017	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Due in one year or less	$72	$1
Due after one year through five years	785	15
Due after five years through ten years	3,035	66
Due after ten years	1,048	22

Total	$4,940	$104

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

	June 30, 2017		December 31, 2016
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)

(In millions of dollars)

Investments supporting non-core operations	$16,375	8.7	$15,724	8.7
Other interest sensitive investments	26,513	4.4	26,669	4.6

Total	$42,888	6.1	$42,393	6.1

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	June 30,	December 31,
	2017	2016

(In millions)

Short term investments:
Commercial paper	$932	$733
U.S. Treasury securities	186	433
Money market funds	76	44
Other	139	197

Total short term investments	$1,333	$1,407

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following describes an addition to our Quantitative and Qualitative Disclosures about Market Risk and should be read in conjunction with the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form10-K for the year ended December 31, 2016. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

Commodity Price Risk – We have exposure to price risk as a result of Consolidated Container’s purchases of certain raw materials, such as high-density polyethylene, polycarbonate, polypropylene and polyethylene terephthalate resins in connection with the production of its products. The purchase prices of these raw materials are determined based on prevailing market conditions. While Consolidated Container’s operations are affected by fluctuations in resin prices, its net income over time is generally unaffected by these changes because industry practice and many Consolidated Container contractual arrangements permit or require Consolidated Container to pass through these cost changes to its customers. In the future, however, Consolidated Container may not always be able to pass through these changes in raw material costs in a timely manner or at all due to competitive pressures.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), concluded an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO have concluded that the Company’s controls and procedures were effective as of June 30, 2017.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Notes 9 and 10 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of certain risk factors facing the company. The information presented below describes additions to such risk factors and should be read in conjunction with the Risk Factors included under Item 1A of our Annual Report on Form10-K for the year ended December 31, 2016.

Risks Related to Us and Our Subsidiary, Consolidated Container Company (“Consolidated Container”)

Consolidated Container’s substantial indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.

Consolidated Container has a significant amount of indebtedness, which requires significant interest payments. Its inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Consolidated Container’s substantial indebtedness could have important consequences. For example, it could:

•	limit its ability to borrow money for its working capital, capital expenditures, debt service requirements or other corporate purposes;

•	increase its vulnerability to general adverse economic and industry conditions; and

•	limit its ability to respond to business opportunities, including growing its business through acquisitions.

In addition, the credit agreements governing its current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which impose significant operating and financial restrictions on it. As a result of these covenants, Consolidated Container could be limited in the manner in which it conducts its business and may be unable to engage in favorable business activities or finance future operations or capital needs. Furthermore, a failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on its business.

Fluctuations in raw material prices and raw material availability may affect Consolidated Container’s results.

To produce its products, Consolidated Container uses large quantities of plastic resins and recycled plastic materials. It faces the risk that its access to these raw materials may be interrupted or that it may not be able to purchase these raw materials at prices that are acceptable to it. In general, Consolidated Container does not have long-term supply contracts with its suppliers, and its purchases of raw materials are subject to market prices. Although Consolidated Container generally is able to pass changes in the prices of raw materials through to its customers over a period of time, it may not always be able to do so or there may be a lag between when its costs increase and when it passes those costs through to its customers. It may not be able to pass through all future raw material price increases in a timely manner or at all due to competitive pressures. In addition, a sustained increase in resin and recycled plastic prices, relative to alternative packaging materials, would make plastic containers less economical for its customers and could result in a slower pace of conversions to, or reductions in the use of, plastic containers. Any limitation on its ability to procure its primary raw materials or to pass through price increases in such materials on a timely basis could negatively affect its results of operations.

Consolidated Container depends on several large customers, the loss of which could have a material adverse effect on its business. In addition, because many of its customers’ contracts are requirements-based contracts, it faces the risk that they will purchase less than anticipated volumes.

The termination of any of Consolidated Container’s top customer relationships or significant declines in demand for its products could have a material adverse effect on Consolidated Container’s business. Furthermore, in Consolidated Container’s rigid packaging business, many of its contracts with large customers are requirements-based contracts that do not obligate the customer to purchase fixed amounts of product from it and are subject to termination by its customers under certain circumstances. As a result, despite the existence of contracts with most of its key customers, Consolidated Container generally faces the risk that the customers will not purchase expected amounts of the products covered under contracts. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business, and Consolidated Container cannot guarantee that it will be able to successfully renew these contracts on favorable terms or at all as they expire.

Consolidated Container’s customers may increase their self-manufacturing.

Increased self-manufacturing by Consolidated Container’s customers may have a material adverse impact on its sales volume and financial results. Consolidated Container believes that its customers may engage in self-manufacturing over time at locations where transportation costs are high, and where low complexity and available space to install blow molding equipment exists. If one or more of Consolidated Container’s customers increase their self-manufacturing, it may materially adversely affect its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2017 - April 30, 2017	None	N/A	N/A	N/A

May 1, 2017 - May 31, 2017	123,500	$45.98	N/A	N/A

June 1, 2017 - June 30, 2017	None	N/A	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: July 31, 2017	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)