Form 10-Q
period 2017-09-30
LOEWS CORP
filed 2017-10-30
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Class	Outstanding at October 20, 2017
Common stock, $0.01 par value	336,631,152 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $39,230 and $38,947	$42,507	$41,494
Equity securities, cost of $592 and $571	610	549
Limited partnership investments	3,201	3,220
Other invested assets, primarily mortgage loans	825	683
Short term investments	4,991	4,765
Total investments	52,134	50,711
Cash	416	327
Receivables	7,792	7,644
Property, plant and equipment	15,475	15,230
Goodwill	648	346
Other assets	2,419	1,736
Deferred acquisition costs of insurance subsidiaries	643	600
Total assets	$79,527	$76,594

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,209	$22,343
Future policy benefits	11,040	10,326
Unearned premiums	4,060	3,762
Total insurance reserves	37,309	36,431
Payable to brokers	324	150
Short term debt	194	110
Long term debt	11,239	10,668
Deferred income taxes	905	636
Other liabilities	5,195	5,238
Total liabilities	55,166	53,233

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 336,753,017 and 336,621,358 shares	3	3
Additional paid-in capital	3,181	3,187
Retained earnings	15,811	15,196
Accumulated other comprehensive income (loss)	32	(223)
	19,027	18,163
Less treasury stock, at cost (123,500 shares)	(6)
Total shareholders’ equity	19,021	18,163
Noncontrolling interests	5,340	5,198
Total equity	24,361	23,361
Total liabilities and equity	$79,527	$76,594

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions, except per share data)

Revenues:
Insurance premiums	$1,806	$1,767	$5,185	$5,196
Net investment income	557	561	1,639	1,570
Investment gains (losses):
Other-than-temporary impairment losses	(5)	(18)	(9)	(56)
Other net investment gains	21	63	102	74
Total investment gains	16	45	93	18
Contract drilling revenues	357	340	1,113	1,141
Other revenues	785	574	2,150	1,842
Total	3,521	3,287	10,180	9,767

Expenses:
Insurance claims and policyholders’ benefits	1,480	1,202	4,053	3,949
Amortization of deferred acquisition costs	309	314	926	926
Contract drilling expenses	198	187	598	598
Other operating expenses (Note 5)	1,047	898	2,978	3,416
Interest	223	130	504	403
Total	3,257	2,731	9,059	9,292
Income before income tax	264	556	1,121	475
Income tax expense	(52)	(163)	(240)	(171)
Net income	212	393	881	304
Amounts attributable to noncontrolling interests	(55)	(66)	(198)	60
Net income attributable to Loews Corporation	$157	$327	$683	$364

Basic net income per share	$0.46	$0.97	$2.03	$1.08

Diluted net income per share	$0.46	$0.97	$2.02	$1.08

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted average shares outstanding:
Shares of common stock	336.91	337.18	336.90	338.33
Dilutive potential shares of common stock	0.88	0.44	0.83	0.28
Total weighted average shares outstanding assuming dilution	337.79	337.62	337.73	338.61

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions)

Net income	$212	$393	$881	$304

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	1	3	(3)	7
Net other unrealized gains on investments	23	42	167	591
Total unrealized gains on available-for-sale investments	24	45	164	598
Unrealized gains on cash flow hedges	1	1	1	2
Pension liability	11	7	26	20
Foreign currency translation	41	(24)	94	(58)

Other comprehensive income	77	29	285	562

Comprehensive income	289	422	1,166	866

Amounts attributable to noncontrolling interests	(64)	(70)	(228)	(1)

Total comprehensive income attributable to Loews Corporation	$225	$352	$938	$865

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2016	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249
Net income	304			364			(60)
Other comprehensive income	562				501		61
Dividends paid	(177)			(63)			(114)
Purchases of subsidiary stock from
noncontrolling interests	(9)		3				(12)
Purchases of Loews treasury stock	(115)					(115)
Stock-based compensation	35		33				2
Other	(4)		(13)	(1)			10
Balance, September 30, 2016	$23,406	$3	$3,207	$15,031	$144	$(115)	$5,136

Balance, January 1, 2017	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	881			683			198
Other comprehensive income	285				255		30
Dividends paid	(180)			(63)			(117)
Purchases of Loews treasury stock	(6)					(6)
Stock-based compensation	24		(8)				32
Other	(4)		2	(5)			(1)
Balance, September 30, 2017	$24,361	$3	$3,181	$15,811	$32	$(6)	$5,340

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2017	2016
(In millions)

Operating Activities:

Net income	$881	$304
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	959	1,676
Changes in operating assets and liabilities, net:
Receivables	19	(165)
Deferred acquisition costs	(34)	(24)
Insurance reserves	248	464
Other assets	(85)	(80)
Other liabilities	(116)	9
Trading securities	(62)	(468)
Net cash flow operating activities	1,810	1,716

Investing Activities:

Purchases of fixed maturities	(6,877)	(7,472)
Proceeds from sales of fixed maturities	4,167	4,239
Proceeds from maturities of fixed maturities	2,635	2,263
Purchases of limited partnership investments	(85)	(324)
Proceeds from sales of limited partnership investments	179	207
Purchases of property, plant and equipment	(735)	(1,185)
Acquisitions	(1,218)	(79)
Dispositions	68	277
Change in short term investments	(85)	104
Other, net	(136)	124
Net cash flow investing activities	(2,087)	(1,846)

Financing Activities:

Dividends paid	(63)	(63)
Dividends paid to noncontrolling interests	(117)	(114)
Purchases of subsidiary stock from noncontrolling interests		(8)
Purchases of Loews treasury stock	(6)	(115)
Principal payments on debt	(2,249)	(2,882)
Issuance of debt	2,808	3,226
Other, net	(16)	(2)
Net cash flow financing activities	357	42

Effect of foreign exchange rate on cash	9	(8)

Net change in cash	89	(96)
Cash, beginning of period	327	440
Cash, end of period	$416	$344

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 89% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Consolidated Container Company LLC, a 99% owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2017 and 2016. Net income (loss) for the third quarter and first nine months of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Income. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. 0.4 million and 3.3 million shares for the three months ended September 30, 2017 and 2016 and 0.4 million and 4.7 million shares for the nine months ended September 30, 2017 and 2016 attributable to employee stock-based compensation awards were not included in the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

Recently issued ASUs – In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and may be adopted either retrospectively or on a modified basis, with a cumulative effect adjustment to the opening balance sheet at the date of adoption. The Company expects to adopt this updated guidance using the modified retrospective method. The standard excludes from its scope the accounting for insurance contracts, financial instruments and certain other agreements that are subject to other guidance in the FASB Accounting Standards Codification, which limits the impact of this change in accounting for the Company. Upon adoption, the Company expects that revenue on CNA’s warranty products and services will be recognized more slowly than under the current revenue recognition pattern. The Company also expects that Other revenues and operating expenses will increase significantly for CNA’s warranty products to reflect the gross amount paid by consumers to the auto dealers that act as CNA’s agents. While the Company continues to evaluate the effect the guidance will have on its consolidated financial statements, the Company expects the adoption of the updated guidance will not have a material effect on its results of operations or financial position.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company expects the primary change to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption, the Company will recognize an adjustment for the cumulative amount of unrealized investment gains and losses related to available-for-sale equity securities within the opening balances of Retained earnings and Accumulated other comprehensive income (loss). The Company expects the adoption of the updated guidance will not have a material effect on its consolidated financial statements.

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

In October of 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The updated guidance amends the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating its historical intra-group transactions for the possible effect of the updated guidance. The Company expects to adopt this updated guidance using the modified retrospective approach with a cumulative effect adjustment to the opening balance of Retained earnings with an offset to a deferred income tax liability.

2. Acquisition of Consolidated Container Company

On May 22, 2017, the Company completed the previously announced acquisition of CCC Acquisition Holdings, Inc. for $1.2 billion, subject to closing adjustments. CCC Acquisition Holdings, Inc., through its wholly owned subsidiary, Consolidated Container Company LLC (“Consolidated Container”), is a rigid plastic packaging and recycled resins manufacturer that provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. The results of Consolidated Container are included in the Consolidated Condensed Financial Statements since the acquisition date in the Corporate segment. For the three months ended September 30, 2017 and for the period since the acquisition date, Consolidated Container’s revenues were $202 million and $293 million and net income was not significant. For the year ended December 31, 2016, Consolidated Container reported total revenues of $788 million.

The acquisition was funded with approximately $620 million of parent company cash and debt financing proceeds at Consolidated Container of $600 million, as discussed in Note 7. The following table summarizes the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date and is subject to change within the measurement period. The primary areas that are not yet finalized relate to working capital at closing and determination of tax bases of net assets acquired.

(In millions)

Cash	$5
Property, plant and equipment	391
Goodwill	300
Other assets:
Inventory	57
Customer relationships	459
Trade name	43
Other	122
Deferred income taxes	(17)
Other liabilities:
Accounts payable	(52)
Pension liability	(27)
Other	(58)
$1,223

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

3.  Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Fixed maturity securities	$455	$457	$1,367	$1,352
Limited partnership investments	67	91	206	98
Short term investments	5	3	13	8
Equity securities	1	1	4	8
Income from trading portfolio (a)	34	11	67	113
Other	10	12	26	34
Total investment income	572	575	1,683	1,613
Investment expenses	(15)	(14)	(44)	(43)
Net investment income	$557	$561	$1,639	$1,570

(a)

Net unrealized gains (losses) related to changes in fair value on trading securities still held were $22 and $8 for the three months ended September 30, 2017 and 2016 and $35 and $63 for the nine months ended September 30, 2017 and 2016.

Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Fixed maturity securities	$16	$47	$92	$34
Equity securities		(3)		(5)
Derivative instruments	(1)	1	(3)	(12)
Short term investments and other	1		4	1
Investment gains (a)	$16	$45	$93	$18

(a)

Gross realized gains on available-for-sale securities were $34 and $68 for the three months ended September 30, 2017 and 2016 and $140 and $157 for the nine months ended September 30, 2017 and 2016. Gross realized losses on available-for-sale securities were $18 and $24 for the three months ended September 30, 2017 and 2016 and $48 and $128 for the nine months ended September 30, 2017 and 2016.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$4	$14	$8	$43
Asset-backed:
Residential mortgage-backed	1		1	1
Other asset-backed				3
Total asset-backed	1	-	1	4
Total fixed maturities available-for-sale	5	14	9	47
Equity securities available-for-sale - common stock		4		9
Net OTTI losses recognized in earnings	$5	$18	$9	$56

The amortized cost and fair values of securities are as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Estimated	OTTI Losses
September 30, 2017	Cost	Gains	Losses	Fair Value	(Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,965	$1,645	$26	$19,584
States, municipalities and political subdivisions	12,462	1,501	7	13,956	$(14)
Asset-backed:
Residential mortgage-backed	4,906	127	28	5,005	(28)
Commercial mortgage-backed	1,858	55	13	1,900
Other asset-backed	1,047	18	4	1,061
Total asset-backed	7,811	200	45	7,966	(28)
U.S. Treasury and obligations of government-sponsored enterprises	115	3	3	115
Foreign government	439	10	4	445
Redeemable preferred stock	18	2		20
Fixed maturities available-for-sale	38,810	3,361	85	42,086	(42)
Fixed maturities trading	420	2	1	421
Total fixed maturities	39,230	3,363	86	42,507	(42)
Equity securities:
Common stock	16	7	1	22
Preferred stock	102	5		107
Equity securities available-for-sale	118	12	1	129	-
Equity securities trading	474	86	79	481
Total equity securities	592	98	80	610	-
Total	$39,822	$3,461	$166	$43,117	$(42)

December 31, 2016

Fixed maturity securities:
Corporate and other bonds	$17,711	$1,323	$76	$18,958	$(1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040
Other asset-backed	1,022	8	5	1,025
Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10		93
Foreign government	435	13	3	445
Redeemable preferred stock	18	1		19
Fixed maturities available-for-sale	38,349	2,736	192	40,893	(45)
Fixed maturities trading	598	3		601
Total fixed maturities	38,947	2,739	192	41,494	(45)
Equity securities:
Common stock	13	6		19
Preferred stock	93	2	4	91
Equity securities available-for-sale	106	8	4	110	-
Equity securities trading	465	60	86	439
Total equity securities	571	68	90	549	-
Total	$39,518	$2,807	$282	$42,043	$(45)

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain long term care products would result in a premium deficiency if realized, a related increase in

Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of September 30, 2017 and December 31, 2016, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.2 billion and $909 million (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total
September 30, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,216	$21	$91	$5	$1,307	$26
States, municipalities and political subdivisions	583	6	56	1	639	7
Asset-backed:
Residential mortgage-backed	1,522	25	106	3	1,628	28
Commercial mortgage-backed	378	6	138	7	516	13
Other asset-backed	129	4	10		139	4
Total asset-backed	2,029	35	254	10	2,283	45
U.S. Treasury and obligations of government-sponsored enterprises	67	3	6		73	3
Foreign government	191	4	5		196	4
Total fixed maturity securities	4,086	69	412	16	4,498	85
Equity securities:
Common stock	2	1			2	1
Preferred stock	16				16	-
Total equity securities	18	1	-	-	18	1
Total	$4,104	$70	$412	$16	$4,516	$86

December 31, 2016

Fixed maturity securities:
Corporate and other bonds	$2,615	$61	$254	$15	$2,869	$76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24		422	5
Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5				5	-
Foreign government	108	3			108	3
Total fixed maturity securities	6,977	167	571	25	7,548	192
Equity securities	12		13	4	25	4
Total	$6,989	$167	$584	$29	$7,573	$196

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2017 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2017.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2017 and 2016 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Beginning balance of credit losses on fixed maturity securities	$30	$41	$36	$53
Reductions for securities sold during the period	(2)	(2)	(8)	(14)
Reductions for securities the Company intends to sell or more likely than not will be required to sell		(1)		(1)
Ending balance of credit losses on fixed maturity securities	$28	$38	$28	$38

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2017		December 31, 2016
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,374	$1,404	$1,779	$1,828
Due after one year through five years	7,931	8,293	7,566	7,955
Due after five years through ten years	15,853	16,574	15,892	16,332
Due after ten years	13,652	15,815	13,112	14,778
Total	$38,810	$42,086	$38,349	$40,893

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

	September 30, 2017			December 31, 2016
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$500

Without hedge designation:

Equity markets:
Options – purchased	267	$15		$ 223	$14
– written	296		$(8)	267		$(8)
Futures – short	249		(1)	225	1
Commodity futures – long	39			42
Embedded derivative on funds withheld liability	170		(1)	174	3

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

Assets and liabilities measured at fair value on a recurring basis are presented in the following tables:

September 30, 2017	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$19,465	$119	$19,584
States, municipalities and political subdivisions		13,955	1	13,956
Asset-backed:
Residential mortgage-backed		4,829	176	5,005
Commercial mortgage-backed		1,876	24	1,900
Other asset-backed		915	146	1,061
Total asset-backed		7,620	346	7,966
U.S. Treasury and obligations of government-sponsored enterprises	$115			115
Foreign government		445		445
Redeemable preferred stock	20			20
Fixed maturities available-for-sale	135	41,485	466	42,086
Fixed maturities trading	9	407	5	421
Total fixed maturities	$144	$41,892	$471	$42,507

Equity securities available-for-sale	$110		$19	$129
Equity securities trading	479		2	481
Total equity securities	$589	$-	$21	$610

Short term investments	$4,019	$876		$4,895
Other invested assets	61	5		66
Payable to brokers	(9)			(9)

December 31, 2016	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$18,828	$130	$18,958
States, municipalities and political subdivisions		13,239	1	13,240
Asset-backed:
Residential mortgage-backed		4,944	129	5,073
Commercial mortgage-backed		2,027	13	2,040
Other asset-backed		968	57	1,025
Total asset-backed		7,939	199	8,138
U.S. Treasury and obligations of government-sponsored enterprises	$93			93
Foreign government		445		445
Redeemable preferred stock	19			19
Fixed maturities available-for-sale	112	40,451	330	40,893
Fixed maturities trading		595	6	601
Total fixed maturities	$112	$41,046	$336	$41,494

Equity securities available-for-sale	$91		$19	$110
Equity securities trading	438		1	439
Total equity securities	$529	$-	$20	$549

Short term investments	$3,833	$853		$4,686
Other invested assets	55	5		60
Receivables	1			1
Life settlement contracts			$58	58
Payable to brokers	(44)			(44)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
2017	Balance, July 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$100	$1	$1	$13		$(11)	$15		$119
States, municipalities and political subdivisions	1								1
Asset-backed:
Residential mortgage-backed	123	1	1			(7)	58		176
Commercial mortgage-backed	13		(1)	12		(2)	2		24
Other asset-backed	82	(1)	1	27		(4)	41		146
Total asset-backed	218	-	1	39	$-	(13)	101	$-	346	$-
Fixed maturities available-for-sale	319	1	2	52		(24)	116		466
Fixed maturities trading	5								5
Total fixed maturities	$324	$1	$2	$52	$-	$(24)	$116	$-	$471	$-

Equity securities available-for-sale	$19								$19
Equity securities trading	1			$1					2
Total equity securities	$20	$-	$-	$1	$-	$-	$-	$-	$21	$-

Life settlement contracts	$1				$(1)				$-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2016	Balance, July 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, September 30	Held at September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$242	$1	$7	$16		$(5)			$261
States, municipalities and political subdivisions	2					(1)			1
Asset-backed:
Residential mortgage-backed	134		(1)	5		(1)		$(58)	79
Commercial mortgage-backed	11			23		(8)		(2)	24
Other asset-backed	45			34				(36)	43
Total asset-backed	190	-	(1)	62	$-	(9)	$-	(96)	146	$-
Fixed maturities available-for-sale	434	1	6	78		(15)		(96)	408
Fixed maturities trading	6								6	(1)
Total fixed maturities	$440	$1	$6	$78	$-	$(15)	$-	$(96)	$414	$(1)

Equity securities available-for-sale	$19	$(1)	$1						$19	$(2)
Equity securities trading	2			$(1)					1	(1)
Total equity securities	$21	$(1)	$1	$(1)	$-	$-	$-	$-	$20	$(3)

Life settlement contracts	$67								$67
Derivative financial instruments, net	1	$(1)							-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
2017	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$130	$1	$2	$18	$(1)	$(36)	$15	$(10)	$119
States, municipalities and political subdivisions	1								1
Asset-backed:
Residential mortgage-backed	129	3	4			(18)	58		176
Commercial mortgage-backed	13		(1)	12		(2)	2		24
Other asset-backed	57	(2)	1	78		(6)	93	(75)	146
Total asset-backed	199	1	4	90	-	(26)	153	(75)	346	$-
Fixed maturities available-for-sale	330	2	6	108	(1)	(62)	168	(85)	466
Fixed maturities trading	6	(1)							5	(1)
Total fixed maturities	$336	$1	$6	$108	$(1)	$(62)	$168	$(85)	$471	$(1)

Equity securities available-for-sale	$19		$2	$1	$(3)				$19
Equity securities trading	1			1					2
Total equity securities	$20	$-	$2	$2	$(3)	$-	$-	$-	$21	$-

Life settlement contracts	$58	$6			$(59)	$(5)			$-
Derivative financial instruments, net	-	1			(1)				-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities
2016	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, September 30	Held at September 30
(In millions)

Fixed maturity securities:
Corporate and other bonds	$168	$1	$14	$163	$(36)	$(15)		$(34)	$261
States, municipalities and political subdivisions	2					(1)			1
Asset-backed:
Residential mortgage-backed	134	2	(2)	15		(10)		(60)	79
Commercial mortgage-backed	22			32		(17)	$3	(16)	24
Other asset-backed	53		2	69	(25)	(1)	2	(57)	43
Total asset-backed	209	2	-	116	(25)	(28)	5	(133)	146	$-
Fixed maturities available-for-sale	379	3	14	279	(61)	(44)	5	(167)	408
Fixed maturities trading	85	5		2	(86)				6	3
Total fixed maturities	$464	$8	$14	$281	$(147)	$(44)	$5	$(167)	$414	$3

Equity securities available-for-sale	$20	$(1)							$19	$(2)
Equity securities trading	1	1			$(1)				1
Total equity securities	$21	$-	$-	$-	$(1)	$-	$-	$-	$20	$(2)

Life settlement contracts	$74	$10				$(17)			$67	$2
Derivative financial instruments, net	3	(4)			$(2)		$3		-	(3)

Net realized and unrealized gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and nine months ended September 30, 2017 and 2016 there were no transfers between Level 1 and Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

The entire portfolio of life settlement contracts was determined to be held for sale as of December 31, 2016 as CNA reached an agreement on terms to sell the portfolio. As such, CNA adjusted the fair value to the estimated sales proceeds less cost to sell. The definitive Purchase and Sale Agreement (“PSA”) related to the portfolio was executed on March 7, 2017 (“sale date”). In connection therewith, the life settlement contracts and related sale proceeds were placed in escrow until the buyer was recognized as the owner and beneficiary of each individual life settlement contract by the life insurance company that issued the policy. All of the contracts have been released from escrow as of September 30, 2017. CNA derecognized the released contracts and recorded the consideration, including a note receivable, which is payable over three years and is carried at amortized cost less any valuation allowance. The note receivable of $45 million is included within Other assets on the September 30, 2017 Consolidated Condensed Balance Sheet and interest income is accreted to the principal balance of the note.

The fair value of CNA’s investments in life settlement contracts were $0 million and $58 million as of September 30, 2017 and December 31, 2016, and are included in Other assets on the Consolidated Condensed Balance Sheets. Despite the sale, the contracts were classified as Level 3 as there is not an active market for life settlement contracts. The cash receipts and payments related to the life settlement contracts prior to the sale date are included in operating activities on the Consolidated Condensed Statements of Cash Flows. Cash receipts related to the sale of the life settlement contracts as well as principal payments on the note receivable are included in investing activities.

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

September 30, 2017	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
(In millions)

Fixed maturity securities	$ 139	Discounted cash flow	Credit spread	1% – 12% (3%)

December 31, 2016

Fixed maturity securities	$ 106	Discounted cash flow	Credit spread	2% – 40% (4%)

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

	Carrying	Estimated Fair Value
September 30, 2017	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$722			$731	$731

Liabilities:
Short term debt	191		$152	41	193
Long term debt	11,222		10,316	1,216	11,532

December 31, 2016

Assets:
Other invested assets, primarily mortgage loans	$591			$594	$594

Liabilities:
Short term debt	107		$104	3	107
Long term debt	10,655		10,150	646	10,796

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

5.  Property, Plant and Equipment

Diamond Offshore

Asset Impairments

During the third quarter of 2017, Diamond Offshore evaluated six drilling rigs with indicators of impairment. Based on its assumptions and analyses, Diamond Offshore determined that the carrying values of these rigs were not impaired. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is delayed, additional impairment losses may be required to be recognized in future periods.

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

Diamond Offshore recorded aggregate asset impairment charges of $672 million ($263 million after tax and noncontrolling interests), which is included in Other operating expenses on the Consolidated Condensed Statements of Income for the nine months ended September 30, 2016. See Note 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of Diamond Offshore’s 2016 asset impairments.

Boardwalk Pipeline

Sale of Assets

In May of 2017, Boardwalk Pipeline sold a processing plant and related assets, for approximately $64 million, including customary adjustments. The sale resulted in a loss of $47 million ($15 million after tax and noncontrolling interests) and is included in Other operating expenses on the Consolidated Condensed Statements of Income.

6.  Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (“IBNR”) claims as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions, including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $269 million and $16 million for the three months ended September 30, 2017 and 2016 and $342 million and $137 million for the nine months ended September 30, 2017 and 2016. Net catastrophe losses for the three and nine months ended September 30, 2017 included $149 million related to Hurricane Harvey, $95 million related to Hurricane Irma and $20 million related to Hurricane Maria. The remaining catastrophe losses in 2017 related primarily to U.S. weather-related events. Catastrophe-related reinsurance reinstatement premium was $6 million for the three and nine months ended September 30, 2017. Catastrophe losses in 2016 resulted primarily from U.S. weather-related events and the Fort McMurray wildfires.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of non-core operations.

Nine Months Ended September 30	2017	2016
(In millions)

Reserves, beginning of year:
Gross	$22,343	$22,663
Ceded	4,094	4,087
Net reserves, beginning of year	18,249	18,576

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,949	3,799
Decrease in provision for insured events of prior years	(284)	(332)
Amortization of discount	138	134
Total net incurred (a)	3,803	3,601

Net payments attributable to:
Current year events	(560)	(591)
Prior year events	(3,401)	(3,209)
Total net payments	(3,961)	(3,800)

Foreign currency translation adjustment and other	110	39

Net reserves, end of period	18,201	18,416
Ceded reserves, end of period	4,008	4,256
Gross reserves, end of period	$22,209	$22,672

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

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following table and discussion present net prior year development:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(115)	$(132)	$(227)	$(282)
Pretax (favorable) unfavorable premium development	(19)	(5)	(2)	(27)
Total pretax (favorable) unfavorable net prior year development	$(134)	$(137)	$(229)	$(309)

Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium. Audits on policies usually occur in a period after the expiration date of the policy. See Note 11 for further information on the premium development for the Small Business multi-peril package product and workers’ compensation policies for the three and nine months ended September 30, 2017.

The following table and discussion present details of the net prior year claim and allocated claim adjustment expense reserve development (“development”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions)

Medical professional liability	$1	$13	$5	$(17)
Other professional liability and management liability	(27)	(48)	(96)	(98)
Surety	(82)	(63)	(82)	(63)
Commercial auto	(14)	(12)	(40)	(47)
General liability	7	14	6	(38)
Workers’ compensation	7	(6)	(39)	48
Other	(7)	(30)	19	(67)
Total pretax (favorable) unfavorable development	$(115)	$(132)	$(227)	$(282)

Three Months

2017

Favorable development in other professional and management liability was primarily due to lower than expected claim frequency in accident years 2012 through 2015, primarily for professional liability products.

Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2015 and prior.

Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2015 and 2016, as well as a large favorable recovery on a claim in accident year 2012.

Unfavorable development in workers’ compensation reflects the recognition of loss estimates related to favorable premium development as well as an adverse arbitration ruling related to reinsurance recoverables from older accident years.

Favorable development for other coverages reflects better than expected emergence in Canadian run-off business in accident years 2014 and prior.

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

Favorable development for other coverages was primarily due to better than expected claim frequency in commercial lines coverages provided to customers in accident years 2010 through 2015, favorable settlements on claims in accident years 2013 and prior and favorable emergence of expected losses on a specific claim relating to the December 2015 United Kingdom (“U.K.”) floods for property and marine. This favorable development was partially offset by higher than expected unfavorable large loss emergence in accident years 2014 and 2015.

Nine Months

2017

Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and a lower frequency of large losses for accident years 2011 through 2016 for professional and management liability, lower than expected claim frequency in accident years 2012 through 2015 for professional liability and lower than expected severity in accident years 2014 through 2016 for professional liability.

Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2015 and prior.

Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2016, as well as a large favorable recovery on a claim in accident year 2012.

Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms related to decreases in medical costs. This was partially offset by unfavorable development related to an adverse arbitration ruling on reinsurance recoverables from older accident years as well as the recognition of loss estimates associated with favorable premium development.

Favorable development for other coverages was primarily due to better than expected emergence in the Canadian run-off business in accident years 2014 and prior, as well as several favorable settlements relating to large claims in the Europe Professional Indemnity portfolio. Additional favorable development related to better than expected frequency in accident years 2014 through 2016 for property and marine. This was partially offset by unfavorable development related to higher than expected severity in accident year 2015 arising from the management liability business and higher than expected severity in accident year 2016 for property and other and adverse large claims experience in the Hardy Political Risks portfolio, relating largely to accident year 2016 for other coverages.

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

Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages in accident year 2015 and commercial lines coverages in accident years 2010 through 2015, better than expected loss frequency in accident years 2013 through 2015 for property and other, favorable settlements on claims in accident years 2013 and prior, better than expected severity in accident years 2013 and prior for liability, favorable emergence of expected losses on a specific claim relating to the December 2015 U.K. floods for property and marine and better than expected severity in accident years 2011 through 2015 for auto liability. This favorable development was partially offset by higher than expected severity from a 2015 catastrophe event for property and other and higher than expected large loss emergence in accident years 2011 through 2015.

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

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions)

Net A&EP adverse development before consideration of LPT	$-	$-	$60	$200
Retroactive reinsurance benefit recognized	(17)	(12)	(60)	(94)
Pretax impact of A&EP reserve development and the LPT	$(17)	$(12)	$-	$106

Based upon CNA’s annual A&EP reserve review, net unfavorable prior year development of $60 million and $200 million was recognized before consideration of cessions to the LPT for the nine months ended September 30, 2017 and 2016. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. While this unfavorable development was ceded to NICO under the LPT, CNA’s reported earnings in both periods were negatively affected due to the application of retroactive reinsurance accounting.

As of September 30, 2017 and December 31, 2016, the cumulative amounts ceded under the LPT were $2.9 billion and $2.8 billion. The unrecognized deferred retroactive reinsurance benefit was $334 million as of September 30, 2017 and December 31, 2016.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.9 billion and $2.8 billion as of September 30, 2017 and December 31, 2016. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

7.  Debt

CNA Financial

In the third quarter of 2017, CNA completed a public offering of $500 million aggregate principal amount of its 3.5% senior notes due August 15, 2027 and used a portion of the net proceeds to redeem the entire $350 million outstanding principal amount of its 7.4% senior notes due November 15, 2019. The redemption of the $350 million senior notes resulted in a loss of $42 million ($24 million after tax and noncontrolling interests) and is included in Interest expense on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2017.

Diamond Offshore

In the third quarter of 2017, Diamond Offshore completed a public offering of $500 million aggregate principal amount of its 7.9% senior notes due August 15, 2025 and used the net proceeds together with cash on hand to redeem the entire $500 million outstanding principal amount of its 5.9% senior notes due May 1, 2019. The redemption of this debt resulted in a loss of $35 million ($11 million after tax and noncontrolling interests) and is included in Interest expense on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2017.

Boardwalk Pipeline

In the first quarter of 2017, Boardwalk Pipeline completed a public offering of $500 million aggregate principal amount of its 4.5% senior notes due July 15, 2027 and used the net proceeds to repay the entire $275 million outstanding principal amount of its 6.3% senior notes due August 15, 2017 and to fund growth capital expenditures.

Consolidated Container

In the second quarter of 2017, Consolidated Container entered into a credit agreement providing for a $605 million term loan and a five year $125 million asset based lending facility (“ABL facility”) in conjunction with the acquisition discussed in Note 2. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.5%, subject to a 1.0% floor. The term loan matures on May 22, 2024 and requires annual principal amortization of 1.0% of the original loan amount beginning December 31, 2017. Consolidated Container recorded approximately $19 million of debt issuance costs, which will be amortized over the terms of the facilities. Consolidated Container entered into interest rate swaps for a notional amount of $500 million to hedge its cash flow exposure to the variable rate debt. These swaps effectively fix the interest rate on the hedged portion of the term loan at approximately 5.6%. As of September 30, 2017, Consolidated Container had no borrowings outstanding under its ABL facility.

8.  Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and nine months ended September 30, 2016 and 2017:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2016	$28	$838	$(2)	$(639)	$(106)	$119
Other comprehensive income (loss) before reclassifications, after tax of $(4), $(32), $0, $0 and $0	7	69			(24)	52
Reclassification of (gains) losses from accumulated other
comprehensive income, after tax of $2, $13, $0, $(4) and $0	(4)	(27)	1	7		(23)
Other comprehensive income (loss)	3	42	1	7	(24)	29
Amounts attributable to noncontrolling interests	(1)	(4)	(1)		2	(4)
Balance, September 30, 2016	$30	$876	$(2)	$(632)	$(128)	$144

Balance, July 1, 2017	$23	$705	$(2)	$(632)	$(130)	$(36)
Other comprehensive income (loss) before reclassifications, after tax of $0, $(20), $0, $0 and $0	1	35	(2)		41	75
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $4, $0, $(6) and $0		(12)	3	11		2
Other comprehensive income	1	23	1	11	41	77
Amounts attributable to noncontrolling interests		(3)	(1)	(1)	(4)	(9)
Balance, September 30, 2017	$24	$725	$(2)	$(622)	$(93)	$32

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2016	$24	$347	$(3)	$(649)	$(76)	$(357)
Other comprehensive income (loss) before reclassifications, after tax of $(5), $(304), $0, $0 and $0	9	608			(58)	559
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $1, $12, $0, $(11) and $0	(2)	(17)	2	20		3
Other comprehensive income (loss)	7	591	2	20	(58)	562
Amounts attributable to noncontrolling interests	(1)	(62)	(1)	(3)	6	(61)
Balance, September 30, 2016	$30	$876	$(2)	$(632)	$(128)	$144

Balance, January 1, 2017	$27	$576	$(2)	$(646)	$(178)	$(223)
Other comprehensive income (loss) before reclassifications, after tax of $0, $(130), $0, $0 and $0		228	(3)		94	319
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $1, $28, $0, $(13) and $0	(3)	(61)	4	26		(34)
Other comprehensive income (loss)	(3)	167	1	26	94	285
Amounts attributable to noncontrolling interests		(18)	(1)	(2)	(9)	(30)
Balance, September 30, 2017	$24	$725	$(2)	$(622)	$(93)	$32

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Other revenues, Interest expense and Contract drilling expenses
Pension liability	Other operating expenses

Treasury Stock

The Company repurchased 0.1 million and 3.0 million shares of Loews common stock at aggregate costs of $6 million and $115 million during the nine months ended September 30, 2017 and 2016.

9.	Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic benefit cost for the plans:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions)

Service cost	$2	$2	$6	$6
Interest cost	30	33	89	97
Expected return on plan assets	(43)	(45)	(129)	(133)
Amortization of unrecognized net loss	10	11	32	34
Settlement charge	7	1	10	3
Net periodic benefit cost	$6	$2	$8	$7

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions)

Service cost		$1		$1
Interest cost	$1	1	$2	2
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized prior service benefit	(1)	(1)	(2)	(3)
Net periodic benefit cost	$(1)	$-	$(3)	$(3)

10. Legal Proceedings

CNA Financial

In September of 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (“CAC”), CNA, the Investment Committee of the CNA 401(k) Plus Plan (“Plan”), The Northern Trust Company and John Does 1-10 (collectively “Defendants”) related to the Plan. The complaint alleges that Defendants breached fiduciary duties to the Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the Plan’s Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the Plan participants who had invested in the Fixed Income Fund suffered lower returns in their Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. CCC and the other defendants are contesting the case and no class has been certified. The Plan trustees have provided notice to their fiduciary coverage insurance carriers. Progress on the litigation has been limited as the parties are currently in mediation.

Based on information currently available and CNA’s assessment of the mediation, CNA has recorded its best estimate of probable loss, however, it is reasonably possible that the ultimate liability may differ from that amount given the inherent uncertainty involved in this matter. After consideration of available insurance coverage, the Company does not believe that the ultimate resolution of this matter will have a material impact on its condensed consolidated financial statements; however, the timing of recognition of any additional loss, if any, and insurance recovery, if any, may differ.

Other Litigation

The Company and its subsidiaries are parties to other litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

11. Commitments	and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of September 30, 2017, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $254 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2017, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of September 30, 2017, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA Small Business Premium Rate Adjustment

In prior quarters, CNA identified rating errors related to its multi-peril package product and workers’ compensation policies within its Small Business unit and CNA determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. There was no premium development impact for the three months ended September 30, 2017 and $37 million of adverse premium development was recognized as a result of the rating errors for the nine months ended September 30, 2017. CNA’s pretax income was reduced by $1 million and $7 million for the three and nine months ended September 30, 2017 for interest due to policyholders on the premium rate adjustments.

The policyholder refunds for the multi-package product were issued in the quarter ended September 30, 2017. The estimated refund liability for the workers’ compensation policies as of September 30, 2017 was $61 million including interest. Any fines or penalties related to the foregoing are reasonably possible, but are not expected to be material to the Company’s financial statements.

12. Segments

The Company has five reportable segments comprised of four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels & Co; and the Corporate segment. Each of the operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. The operations of Consolidated Container since the acquisition date are included in the Corporate segment. For additional disclosures regarding the composition of the Company’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables present the reportable segments of the Company and their contribution to the Consolidated Condensed Statements of Income. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income by segment are presented in the following tables.

Three Months Ended September 30, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,806					$1,806
Net investment income	509				$48	557
Investment gains	16					16
Contract drilling revenues		$357				357
Other revenues	110	11	$301	$162	201	785
Total	2,441	368	301	162	249	3,521

Expenses:

Insurance claims and policyholders’ benefits	1,480					1,480
Amortization of deferred acquisition costs	309					309
Contract drilling expenses		198				198
Other operating expenses	379	109	191	147	221	1,047
Interest	83	64	41	7	28	223
Total	2,251	371	232	154	249	3,257
Income (loss) before income tax	190	(3)	69	8	-	264
Income tax (expense) benefit	(44)	14	(18)	(4)		(52)
Net income	146	11	51	4	-	212
Amounts attributable to noncontrolling interests	(16)	(5)	(34)			(55)
Net income attributable to Loews Corporation	$130	$6	$17	$4	$-	$157

Three Months Ended September 30, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,767					$1,767
Net investment income	524	$1			$36	561
Investment gains	45					45
Contract drilling revenues		340				340
Other revenues	97	9	$306	$161	1	574
Total	2,433	350	306	161	37	3,287

Expenses:

Insurance claims and policyholders’ benefits	1,202					1,202
Amortization of deferred acquisition costs	314					314
Contract drilling expenses		187				187
Other operating expenses	402	108	212	151	25	898
Interest	39	19	48	6	18	130
Total	1,957	314	260	157	43	2,731
Income (loss) before income tax	476	36	46	4	(6)	556
Income tax (expense) benefit	(132)	(22)	(9)	(1)	1	(163)
Net income (loss)	344	14	37	3	(5)	393
Amounts attributable to noncontrolling interests	(36)	(7)	(23)			(66)
Net income (loss) attributable to Loews Corporation	$308	$7	$14	$3	$(5)	$327

Nine Months Ended September 30, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$5,185					$5,185
Net investment income	1,529	$1			$109	1,639
Investment gains	93					93
Contract drilling revenues		1,113				1,113
Other revenues	329	30	$987	$510	294	2,150
Total	7,136	1,144	987	510	403	10,180

Expenses:

Insurance claims and policyholders’ benefits	4,053					4,053
Amortization of deferred acquisition costs	926					926
Contract drilling expenses		598				598
Other operating expenses	1,086	414	646	443	389	2,978
Interest	166	119	131	20	68	504
Total	6,231	1,131	777	463	457	9,059
Income (loss) before income tax	905	13	210	47	(54)	1,121
Income tax (expense) benefit	(226)	35	(46)	(23)	20	(240)
Net income (loss)	679	48	164	24	(34)	881
Amounts attributable to noncontrolling interests	(71)	(23)	(104)			(198)
Net income (loss) attributable to Loews Corporation	$608	$25	$60	$24	$(34)	$683

Nine Months Ended September 30, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$5,196					$5,196
Net investment income	1,461	$1			$108	1,570
Investment gains (losses)	30	(12)				18
Contract drilling revenues		1,141				1,141
Other revenues	297	69	$961	$513	2	1,842
Total	6,984	1,199	961	513	110	9,767

Expenses:

Insurance claims and policyholders’ benefits	3,949					3,949
Amortization of deferred acquisition costs	926					926
Contract drilling expenses		598				598
Other operating expenses	1,158	1,082	615	479	82	3,416
Interest	127	69	136	17	54	403
Total	6,160	1,749	751	496	136	9,292
Income (loss) before income tax	824	(550)	210	17	(26)	475
Income tax (expense) benefit	(203)	78	(44)	(10)	8	(171)
Net income (loss)	621	(472)	166	7	(18)	304
Amounts attributable to noncontrolling interests	(64)	228	(104)			60
Net income (loss) attributable to Loews Corporation	$557	$(244)	$62	$7	$(18)	$364

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

OVERVIEW

We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and our Corporate segment. The results of operations of Consolidated Container Company LLC since the acquisition date are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions, except per share data)

CNA Financial	$130	$308	$608	$557
Diamond Offshore	6	7	25	(244)
Boardwalk Pipeline	17	14	60	62
Loews Hotels & Co	4	3	24	7
Corporate		(5)	(34)	(18)
Net income attributable to Loews Corporation	$157	$327	$683	$364

Basic net income per share	$0.46	$0.97	$2.03	$1.08

Diluted net income per share	$0.46	$0.97	$2.02	$1.08

Net income attributable to Loews Corporation for the three months ended September 30, 2017 was $157 million, or $0.46 per share, compared to $327 million, or $0.97 per share in the 2016 period. Net income attributable to Loews Corporation for the nine months ended September 30, 2017 was $683 million, or $2.02 per share, compared to $364 million, or $1.08 per share, in the 2016 period.

Net income for the three months ended September 30, 2017 included several significant items. In the third quarter of 2017, the Company incurred $170 million of net catastrophe losses at CNA as compared to $10 million in 2016, and a loss of $35 million in the aggregate on the early redemption of debt at CNA and Diamond Offshore. Excluding these significant items, earnings increased $25 million as compared to the prior year period mainly due to higher earnings at CNA, Diamond Offshore and improved results from the parent company investment portfolio.

Net income for the nine months ended September 30, 2017 included the aggregate debt redemption loss discussed above, net catastrophe losses at CNA of $213 million in 2017 as compared with $85 million in 2016, a loss on the sale of a processing facility at Boardwalk Pipeline of $15 million in 2017 and asset impairment charges at Diamond Offshore of $23 million in 2017 as compared with $267 million in 2016. Excluding these items, earnings increased $253 million mainly due to higher earnings at CNA, Diamond Offshore and Loews Hotels & Co.

Unless the context otherwise requires, references herein to net operating income (loss), net realized investment results and net income (loss) reflect amounts attributable to Loews Corporation shareholders.

Acquisition of Consolidated Container Company

On May 22, 2017, we completed the acquisition of CCC Acquisition Holdings, Inc. for $1.2 billion, subject to closing adjustments. CCC Acquisition Holdings, Inc., through its wholly owned subsidiary, Consolidated Container Company LLC (“Consolidated Container”), is a rigid plastic packaging and recycled resins manufacturer and provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America.

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2017 and 2016 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions)

Revenues:
Insurance premiums	$1,806	$1,767	$5,185	$5,196
Net investment income	509	524	1,529	1,461
Investment gains	16	45	93	30
Other revenues	110	97	329	297
Total	2,441	2,433	7,136	6,984
Expenses:
Insurance claims and policyholders’ benefits	1,480	1,202	4,053	3,949
Amortization of deferred acquisition costs	309	314	926	926
Other operating expenses	379	402	1,086	1,158
Interest	83	39	166	127
Total	2,251	1,957	6,231	6,160
Income before income tax	190	476	905	824
Income tax expense	(44)	(132)	(226)	(203)
Net income	146	344	679	621
Amounts attributable to noncontrolling interests	(16)	(36)	(71)	(64)
Net income attributable to Loews Corporation	$130	$308	$608	$557

Three Months Ended September 30, 2017 Compared to 2016

Net income decreased $178 million for the three months ended September 30, 2017 as compared with the 2016 period, driven by significantly higher net catastrophe losses in the current year period, a loss of $24 million (after tax and noncontrolling interests) on the early redemption of debt in 2017 and lower net realized investment results. These decreases were partially offset by improved non-catastrophe current accident year underwriting results. Favorable net prior year development of $134 million and $137 million was recorded in the three months ended September 30, 2017 and 2016. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2017 Compared to 2016

Net income increased $51 million for the nine months ended September 30, 2017 as compared with the 2016 period primarily due to lower adverse prior year reserve development recorded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, improved non-catastrophe current accident year underwriting results, higher net investment income and improved net realized investment results. These increases were partially offset by significantly higher net catastrophe losses in the current year period, lower favorable net prior year loss reserve development and a loss of $24 million (after tax and noncontrolling interests) on the early redemption of debt in 2017. Favorable net prior year development of $229 million and $309 million was recorded in the nine months ended September 30, 2017 and 2016.

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

In assessing CNA’s insurance operations, the Company utilizes the net operating income (loss) financial measure. Net operating income (loss) is calculated by excluding from net income (loss) the after tax and noncontrolling interests effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to other than temporary impairments (“OTTI”), and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Net operating income (loss) is deemed to be a non-GAAP financial measure and management believes this measure is useful to investors as management uses this measure to assess financial performance.

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

The following tables summarize the results of CNA’s property and casualty operations for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$705	$687	$207	$1,599
Net earned premiums	703	741	226	1,670
Net investment income	134	161	13	308
Net operating income (loss)	161	22	(34)	149
Net realized investment gains	2	2	4	8
Net income (loss)	163	24	(30)	157

Other performance metrics:
Loss and loss adjustment expense ratio	50.8%	82.4%	88.4%	69.9%
Expense ratio	31.3	34.3	37.5	33.5
Dividend ratio	0.2	0.5		0.3
Combined ratio	82.3%	117.2%	125.9%	103.7%

Rate	(1)%	0%	1%	0%
Renewal premium change	0	2	4	2
Retention	89	85	73	85
New business	$64	$137	$69	$270

Three Months Ended September 30, 2016	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$733	$684	$207	$1,624
Net earned premiums	704	719	210	1,633
Net investment income	140	175	13	328
Net operating income	175	102	18	295
Net realized investment gains	5	8	4	17
Net income	180	110	22	312

Other performance metrics:
Loss and loss adjustment expense ratio	46.8%	62.2%	55.4%	54.7%
Expense ratio	32.5	37.1	37.8	35.2
Dividend ratio	0.6	0.5		0.5
Combined ratio	79.9%	99.8%	93.2%	90.4%

Rate	0%	(3)%	(1)%	(1)%
Renewal premium change	2	5	(1)	3
Retention	88	84	74	84
New business	$66	$135	$67	$268

Nine Months Ended September 30, 2017

Net written premiums	$2,100	$2,169	$664	$4,933
Net earned premiums	2,056	2,097	629	4,782
Net investment income	407	482	38	927
Net operating income (loss)	420	210	(7)	623
Net realized investment gains	15	20	13	48
Net income	435	230	6	671

Other performance metrics:
Loss and loss adjustment expense ratio	55.5%	70.1%	70.6%	63.9%
Expense ratio	31.8	35.3	37.2	34.0
Dividend ratio	0.1	0.5		0.3
Combined ratio	87.4%	105.9%	107.8%	98.2%

Rate	0%	0%	0%	0%
Renewal premium change	2	1	1	1
Retention	89	86	78	86
New business	$187	$429	$207	$823

Nine Months Ended September 30, 2016

Net written premiums	$2,108	$2,172	$637	$4,917
Net earned premiums	2,088	2,103	605	4,796
Net investment income	380	465	38	883
Net operating income (loss)	436	251	(1)	686
Net realized investment gains	1	1	10	12
Net income	437	252	9	698

Other performance metrics:
Loss and loss adjustment expense ratio	52.6%	64.6%	65.2%	59.4%
Expense ratio	32.0	36.7	38.2	34.9
Dividend ratio	0.3	0.4		0.3
Combined ratio	84.9%	101.7%	103.4%	94.6%

Rate	1%	(2)%	(1)%	(1)%
Renewal premium change	2	4	(1)	2
Retention	88	84	78	85
New business	$192	$418	$189	$799

Three Months Ended September 30, 2017 Compared to 2016

Total net written premiums decreased $25 million for the three months ended September 30, 2017 as compared with the 2016 period. Net written premiums for Specialty decreased $28 million, partially offset by a $3 million increase for Commercial and net written premiums were consistent for International for the three months ended September 30, 2017 as compared with the 2016 period. The decrease for Specialty was largely driven by the timing of certain renewals. Renewal premium change was flat. Retention remained strong at 89% and new business was at relatively consistent levels. The increase for Commercial was driven by higher new business within Middle Markets, as well as strong retention and positive renewal premium change. The change in net earned premiums was consistent with the trend in net written premiums.

Total net operating income decreased $146 million for the three months ended September 30, 2017 as compared with the 2016 period. The decrease in net operating income was primarily due to significantly higher net catastrophe losses in the current year period partially offset by improved non-catastrophe current accident year underwriting results. Catastrophe losses were $170 million including $4 million from reinsurance reinstatement premium (after tax and noncontrolling interests) for the three months ended September 30, 2017 compared to $10 million (after tax and noncontrolling interests) in the 2016 period.

Favorable net prior year development of $134 million and $137 million was recorded for the three months ended September 30, 2017 and 2016. For the three months ended September 30, 2017 and 2016, Specialty recorded favorable net prior year development of $112 million for each period, Commercial recorded favorable net prior year development of $18 million and $8 million and International recorded favorable net prior year development of $4 million and $17 million. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 2.4 points for the three months ended September 30, 2017 as compared with the 2016 period. The loss ratio increased 4.0 points driven by higher net catastrophe losses which were $38 million, or 5.4 points of the loss ratio, for the three months ended September 30, 2017 as compared with $1 million, or 0.2 points of the loss ratio, for the 2016 period. The loss ratio, excluding catastrophes and development, improved 1.3 points. Specialty’s expense ratio improved 1.2 points for the three months ended September 30, 2017 as compared with the 2016 period reflecting both CNA’s ongoing efforts to improve productivity and the actions undertaken in last year’s third and fourth quarters to reduce expenses.

Commercial’s combined ratio increased 17.4 points for the three months ended September 30, 2017 as compared with the 2016 period. The loss ratio increased 20.2 points driven by higher net catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $173 million, or 23.9 points of the loss ratio, for the three months ended September 30, 2017, as compared with $12 million, or 1.6 points of the loss ratio, for the 2016 period. The loss ratio, excluding catastrophes and development, improved 1.2 points. The expense ratio improved 2.8 points for the three months ended September 30, 2017 as compared with the 2016 period reflecting both CNA’s ongoing efforts to improve productivity and the actions undertaken in last year’s third and fourth quarters to reduce expenses.

International’s combined ratio increased 32.7 points for the three months ended September 30, 2017 as compared with the 2016 period. The loss ratio increased 33.0 points driven by higher net catastrophe losses and lower favorable net prior year loss reserve development. Net catastrophe losses were $58 million, or 27.5 points of the loss ratio, for the three months ended September 30, 2017 as compared with $3 million, or 1.5 points of the loss ratio, for the 2016 period. The loss ratio, excluding catastrophes and development, was 0.5 points higher than the prior year period. International’s expense ratio improved 0.3 points.

Nine Months Ended September 30, 2017 Compared to 2016

Total net written premiums increased $16 million for the nine months ended September 30, 2017 as compared with the 2016 period. Net written premiums for International increased $27 million for the nine months ended September 30, 2017 as compared with the 2016 period due to higher new business and positive renewal premium change. Net written premiums for Specialty decreased $8 million for the nine months ended September 30, 2017 as compared with the 2016 period driven by lower new business. Net written premiums for Commercial decreased $3 million for the nine months ended September 30, 2017 as compared with the 2016 period, due to unfavorable premium development driven by a premium rate adjustment within its Small Business unit as discussed in Note 11 to the Consolidated Condensed Financial Statements under Item 1. This was partially offset by higher new business within Middle Markets, strong retention and positive renewal premium change. The change in net earned premiums was consistent with the trend in net written premiums.

Total net operating income decreased $63 million for the nine months ended September 30, 2017 as compared with the 2016 period. The decrease in net operating income was due to significantly higher net catastrophe losses in the current year period and lower favorable net prior year loss reserve development, partially offset by improved non-catastrophe current accident year underwriting results and higher net investment income. In addition, results reflect the favorable period over period effect of foreign currency exchange. Catastrophe losses were $213 million including $4 million from reinsurance reinstatement premium (after tax and noncontrolling interests) for the nine months ended September 30, 2017 as compared to catastrophe losses of $85 million (after tax and noncontrolling interests) for the 2016 period.

Favorable net prior year development of $229 million and $309 million was recorded for the nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, Specialty recorded favorable net prior year development of $176 million and $229 million. Commercial recorded favorable net prior year loss reserve development of $65 million and unfavorable premium development of $27 million for the nine months ended September 30, 2017 as compared with favorable net prior year loss reserve development of $37 million and favorable premium development of $7 million for the 2016 period. International recorded favorable net prior year development of $15 million and $36 million for the nine months ended September 30, 2017 and 2016. Further information on net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 2.5 points for the nine months ended September 30, 2017 as compared with the 2016 period. The loss ratio increased 2.9 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $47 million, or 2.3 points of the loss ratio, for the nine months ended September 30, 2017 as compared with $14 million, or 0.7 points of the loss ratio, for the 2016 period. The loss ratio, excluding catastrophes and development, improved 1.0 point. Specialty’s expense ratio improved 0.2 points for the nine months ended September 30, 2017 as compared with the 2016 period.

Commercial’s combined ratio increased 4.2 points for the nine months ended September 30, 2017 as compared with the 2016 period. The loss ratio increased 5.5 points primarily driven by higher net catastrophe losses which were $235 million, or 11.1 points of the loss ratio, for the nine months ended September 30, 2017, as compared with $95 million, or 4.6 points of the loss ratio, for the 2016 period. The loss ratio, excluding catastrophes and development, improved 0.9 points. Excluding the impact of the Small Business premium rate adjustment the expense ratio improved 2.6 points reflecting both CNA’s ongoing efforts to improve productivity and the actions undertaken in last year’s third and fourth quarters to reduce expenses.

International’s combined ratio increased 4.4 points for the nine months ended September 30, 2017 as compared with the 2016 period. The loss ratio increased 5.4 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $60 million, or 10.3 points of the loss ratio, for the nine months ended September 30, 2017 as compared with $28 million, or 4.7 points of the loss ratio, for the 2016 period. The loss ratio, excluding catastrophes and development, improved 4.5 points. International’s expense ratio improved 1.0 point primarily due to higher net earned premiums.

Non-Core Operations

The following table summarizes the results of CNA’s non-core operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Net earned premiums	$136	$134	$404	$401
Net investment income	201	196	602	578
Net operating loss	(29)	(14)	(71)	(145)
Net realized investment gains	2	10	8	4
Net loss	(27)	(4)	(63)	(141)

Three Months Ended September 30, 2017 Compared to 2016

The net loss was $27 million for the three months ended September 30, 2017, an increase of $23 million as compared with the 2016 period. This increase was driven by a loss of $24 million (after tax and noncontrolling interests) on the early redemption of debt in 2017, as discussed in Note 7 of the Notes to Consolidated Condensed Financial Statements

included under Item 1. The long term care business continued to produce results generally in line with the 2015 reset assumptions.

Nine Months Ended September 30, 2017 Compared to 2016

The net loss was $63 million for the nine months ended September 30, 2017, an improvement of $78 million as compared with the 2016 period. This improvement was primarily driven by lower adverse prior year reserve development in 2017 for A&EP under the loss portfolio transfer, as further discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, the improvement also reflects favorable morbidity partially offset by unfavorable persistency in the long term care business and a loss of $24 million (after tax and noncontrolling interests) on the early redemption of debt in 2017.

Diamond Offshore

Overview

Overall fundamentals in the offshore oil and gas industry have not yet improved from those described in the Results of Operations – Diamond Offshore section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. Volatility in oil price is attributable to multiple factors, including fluctuations in the current and expected level of global oil inventories and estimates of global oil demand, production cuts by the Organization of the Petroleum Exporting Countries (which have been extended until the end of the first quarter of 2018) and the impact of hurricanes and tropical storms in the U.S. Gulf of Mexico. In addition, some U.S. shale producers have resumed drilling and production activities due to their ability to quickly and more inexpensively bring oil reserves to production and therefore benefit from modestly-improved commodity prices. This has prevented crude oil prices from rising through typical supply and demand economics to a more sustainable level for offshore exploration and development. As a result, capital spending for offshore exploration and development continued to decline in 2017, with annual capital spending estimated by some industry analysts to be up to 20% lower than reduced 2016 capital spending levels. If these market estimates are realized, it would represent three consecutive years of decline in offshore spending.

Some industry analysts have predicted that the downturn is leveling off; however, the offshore drilling market has been slow to recover and is not yet at the recovery stage. Customer inquiries and new tenders have increased during 2017, compared to 2016, but are for offshore drilling opportunities in 2018 and beyond. Competition among offshore drillers remains intense as rig supply exceeds demand, despite the cold stacking and retirement or scrapping of over 100 rigs since 2014. Additionally, based on industry data as of the date of this Report, more than 30 floater rigs currently remain on order, with scheduled deliveries from 2017 through 2021. The majority of these rigs are not currently contracted for future work, which further increases competition. Some industry analysts have predicted that demand for drilling rigs in the offshore market will slowly improve, but utilization growth may not be significant enough to impact dayrates for some time.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $2.6 billion and $3.6 billion as of October 1, 2017 (based on information available at that time) and January 1, 2017 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2016). The contract drilling backlog by year as of October 1, 2017 is $0.3 billion in 2017 (for the three-month period beginning October 1, 2017), $1.2 billion in 2018, $0.9 billion in 2019 and $0.2 billion in 2020.

Contract drilling backlog includes $38 million and $119 million for 2017 and 2018 attributable to contracted work for the Ocean Valor under a contract that Petróleo Brasileiro S.A. (“Petrobras”) has attempted to terminate, which is currently in effect pursuant to an injunction granted by a Brazilian court. Petrobras appealed the granting of the injunction, but in March of 2017, the court ruled against Petrobras’ appeal and upheld the injunction. As a result of the favorable ruling, both the injunction and the Ocean Valor contract remain in effect. Petrobras has filed an appeal of the ruling to the Superior Court of Justice. Diamond Offshore intends to continue to defend its rights under the contract, which is estimated to conclude in accordance with its terms in October of 2018. However, litigation is inherently unpredictable, and there can be no assurance as to the ultimate outcome of this matter. The rig is currently on standby earning a reduced dayrate.

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

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2017 and 2016 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Revenues:
Contract drilling revenues	$357	$340	$1,113	$1,141
Net investment income		1	1	1
Investment losses				(12)
Other revenues	11	9	30	69
Total	368	350	1,144	1,199
Expenses:
Contract drilling expenses	198	187	598	598
Other operating expenses
Impairment of assets			72	680
Other expenses	109	108	342	402
Interest	64	19	119	69
Total	371	314	1,131	1,749
Income (loss) before income tax	(3)	36	13	(550)
Income tax (expense) benefit	14	(22)	35	78
Amounts attributable to noncontrolling interests	(5)	(7)	(23)	228
Net income (loss) attributable to Loews Corporation	$6	$7	$25	$(244)

Three Months Ended September 30, 2017 Compared to 2016

Contract drilling revenue increased $17 million for the three months ended September 30, 2017 as compared with the 2016 period, primarily due to incremental revenue earning days for rigs of $73 million, partially offset by lower overall average daily revenue earned of $56 million. The increase was driven by incremental revenue earning days for the Ocean GreatWhite and the Ocean BlackRhino, neither of which was operating under contract during the third quarter of 2016, and the Ocean Scepter, which returned to service under a new contract offshore Mexico in early 2017. These increases were partially offset by a lower dayrate earned by the Ocean Monarch under a new contract that commenced in the second quarter of 2017, the cold stacking of the Ocean Victory in the second quarter of 2017 after completion of its contract in Trinidad and the warm stacking of the Ocean Guardian between contracts for much of the third quarter of 2017.

Contract drilling expense increased $11 million for the three months ended September 30, 2017 as compared with the 2016 period, primarily due to incremental operating costs for the Ocean GreatWhite of $9 million, which began operating during the first quarter of 2017, and the Ocean BlackRhino of $17 million and Ocean Scepter of $5 million, both of which operated during the third quarter of 2017, compared to the third quarter of 2016 when they did not operate. These increases were partially offset by a net reduction in other rig operating and overhead costs of $20 million, primarily due to the cold stacking of the Ocean Victory, the sale of six retired rigs subsequent to the third quarter of 2016 and favorable results from cost control measures that were initiated in prior periods.

Interest expense increased $45 million for the three months ended September 30, 2017 as compared with the 2016 period, primarily due to a $35 million loss related to the redemption of debt in 2017, as discussed in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1, and the absence of interest capitalized during construction of the Ocean GreatWhite in the 2016 period of $8 million.

Net income decreased $1 million for the three months ended September 30, 2017 as compared with the 2016 period, primarily due to the changes discussed above, combined with the impact of a net income tax benefit of $14 million resulting from a mix of domestic and international earnings and losses before tax, inclusive of the loss related to the redemption of debt recognized in the third quarter of 2017.

Nine Months Ended September 30, 2017 Compared to 2016

Contract drilling revenue decreased $28 million for the nine months ended September 30, 2017 as compared with the 2016 period, primarily due to lower average daily revenue earned by multiple rigs in the fleet, partially offset by the favorable impact of incremental revenue earning days. The decrease was driven by the absence of $40 million in demobilization revenue recognized in 2016 for the Ocean Endeavor, combined with the effect of lower dayrates earned under new contracts for both the Ocean Monarch and Ocean BlackRhino, a lower dayrate being earned by the Ocean Valiant under its current contract in the North Sea that commenced in the fourth quarter of 2016, the completion of the final contract for the Ocean Ambassador in March of 2016 prior to the rig being sold and fewer revenue earning days for the Ocean Guardian and the cold-stacked Ocean Victory. These decreases are partially offset by incremental revenue earning days for the Ocean GreatWhite and the Ocean BlackRhino, which was warm-stacked for much of the prior year period, and incremental revenue earning days for active deepwater floaters.

Contract drilling expense was flat for the nine months ended September 30, 2017 as compared with the 2016 period. Interest expense increased $50 million for the nine months ended September 30, 2017 as compared with the 2016 period, primarily due to a $35 million loss related to the redemption of debt in 2017 and the absence of $15 million in capitalized interest for construction projects during the 2016 period.

Net results increased $269 million for the nine months ended September 30, 2017 as compared with the 2016 period, primarily due to a lower impairment loss recognized in the 2017 period of $23 million (after taxes and noncontrolling interests) as compared with $267 million (after taxes and noncontrolling interests) in the 2016 period and reduced depreciation expense, primarily due to a lower depreciable asset base in 2017, compared to the first nine months of 2016, as a result of asset impairments recognized in 2016 and 2017. The results were also impacted by the absence of a $12 million ($4 million after tax and noncontrolling interests) loss on an investment in privately-held corporate bonds sold in the 2016 period. These favorable variances were partially offset by decreased revenue and higher interest expense, as discussed above. Net results were also impacted by a net income tax benefit resulting from a mix of domestic and international earnings and losses before tax, inclusive of the impairment losses recognized in 2017 and 2016 and a loss related to the redemption of debt recognized in the 2017 period.

Boardwalk Pipeline

Firm Transportation Contracts and Growth Projects

Each year a portion of Boardwalk Pipeline’s firm transportation agreements expire and need to be renewed or replaced as reported in the Results of Operations – Boardwalk Pipeline section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. In the third quarter of 2017, Boardwalk Pipeline executed an agreement regarding capacity on its Fayetteville and Greenville Laterals with Southwestern Energy Company (“Southwestern”), the largest customer on those laterals. The agreement, which remains subject to Federal Energy Regulatory Commission approval, reduces contracted volumes (or the amount of capacity under contract) on the Fayetteville Lateral for the remaining contract term and commits Southwestern to new firm transportation agreements on the Fayetteville and Greenville Laterals that begin January 1, 2021, some of which expire on December 31, 2030, and to an interim agreement on the Greenville Lateral from April of 2019 through 2020. The agreement also provides Boardwalk Pipeline the opportunity to transport natural gas produced from committed properties in the Fayetteville and Moorefield shales that are connected to the Fayetteville Lateral through 2030. Although the transaction will result in a reduction of firm transportation reservation revenues of approximately $70 million from 2017 to 2020, including reductions in 2018 and 2019 of approximately $44 million and $15 million, it provides longer-term revenue generation by adding ten-years of firm transportation service commitments on both laterals and offers additional commodity fee revenue upside from Southwestern’s volume commitment.

Approximate projected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements in place as of September 30, 2017 are $1.1 billion for 2017 and $955 million for 2018. The amount for 2018 decreased approximately $20 million from the amount disclosed in the Results of Operations – Boardwalk Pipeline section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, due to a reduction for the Southwestern transaction, a reduction for the sale of the Flag City processing plant in May of 2017 and an increase for contracts entered into since December 31, 2016. The approximate projected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements does not include additional revenues Boardwalk Pipeline has recognized and may receive under firm transportation agreements based on actual utilization of the contracted pipeline capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to September 30, 2017.

Partially as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants and petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for Boardwalk Pipeline, several of which were placed into service over the past twelve months. Boardwalk Pipeline has an additional $1.2 billion of growth projects under development that are expected to be placed into service through 2020, and through September 30, 2017, Boardwalk Pipeline has invested $556 million of capital in these projects. These new projects have lengthy planning and construction periods. As a result, these projects will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are placed into service over the next several years.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2017 and 2016 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Revenues:
Other revenue, primarily operating	$301	$306	$987	$961
Total	301	306	987	961
Expenses:
Operating	191	212	646	615
Interest	41	48	131	136
Total	232	260	777	751
Income before income tax	69	46	210	210
Income tax expense	(18)	(9)	(46)	(44)
Amounts attributable to noncontrolling interests	(34)	(23)	(104)	(104)
Net income attributable to Loews Corporation	$17	$14	$60	$62

Three Months Ended September 30, 2017 Compared to 2016

Total revenues decreased $5 million for the three months ended September 30, 2017 as compared with the 2016 period. Excluding items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $7 million. The increase was driven by an increase in transportation revenues of $15 million, which resulted from growth projects recently placed into service, partially offset by contract expirations and lower parking and lending and storage revenues of $5 million due to unfavorable market conditions.

Operating expenses decreased $21 million for the three months ended September 30, 2017 as compared with the 2016 period. Excluding items offset in operating revenues, operating expenses decreased $10 million primarily due to the sale of a processing plant, as discussed in Note 5 to the Consolidated Condensed Financial Statements under Item 1 and a decrease in employee costs. Interest expense decreased $7 million primarily due to lower average debt levels at lower interest rates and higher capitalized interest from growth projects.

Net income increased $3 million for the three months ended September 30, 2017 as compared with the 2016 period, primarily due to the changes discussed above.

Nine Months Ended September 30, 2017 Compared to 2016

Total revenues increased $26 million for the nine months ended September 30, 2017 as compared with the 2016 period. Excluding the $13 million of income from the settlement of a legal matter in the 2016 period and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $52 million. The increase was driven by an increase in transportation revenues of $50 million, which resulted primarily from growth projects recently placed into service.

Operating expenses increased $31 million for the nine months ended September 30, 2017 as compared with the 2016 period. Excluding items offset in operating revenues and the $47 million loss on the sale of a processing plant, operating expenses decreased $7 million. Interest expense decreased $5 million primarily due to higher capitalized interest from growth projects.

Net income decreased $2 million for the nine months ended September 30, 2017 as compared with the 2016 period, primarily due to the changes discussed above.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2017 and 2016 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Revenues:
Operating revenue	$137	$132	$427	$426
Revenues related to reimbursable expenses	25	29	83	87
Total	162	161	510	513
Expenses:
Operating	124	120	375	372
Reimbursable expenses	25	29	83	87
Depreciation	15	17	46	47
Equity income from joint ventures	(17)	(15)	(61)	(27)
Interest	7	6	20	17
Total	154	157	463	496
Income before income tax	8	4	47	17
Income tax expense	(4)	(1)	(23)	(10)
Net income attributable to Loews Corporation	$4	$3	$24	$7

Operating revenues increased $5 million and $1 million and operating expenses increased $4 million and $3 million for the three and nine months ended September 30, 2017 as compared with the 2016 periods primarily due to an increase in revenue and expenses upon completion of renovations at the Loews Miami Beach Hotel.

Equity income from joint ventures increased $2 million and $34 million for the three and nine months ended September 30, 2017 as compared with the 2016 periods. The increase for the nine month period was primarily due to the $25 million gain on the sale of an equity interest in the Loews Don CeSar Hotel, a joint venture hotel property, in February of 2017, the absence of a $13 million impairment charge related to an equity interest in a joint venture hotel property in the 2016 period, the opening of a new joint venture hotel in the third quarter of 2016 and the 400-room expansion of a joint venture hotel in the second quarter of 2017. These increases were partially offset by a $15 million impairment charge in 2017 related to an equity interest in a joint venture hotel property.

Net income increased $1 million and $17 million for the three and nine months ended September 30, 2017 as compared with the 2016 periods primarily due to the changes discussed above.

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

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2017 and 2016 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Revenues:
Net investment income	$48	$36	$109	$108
Other revenues	201	1	294	2
Total	249	37	403	110
Expenses:
Operating	221	25	389	82
Interest	28	18	68	54
Total	249	43	457	136
Loss before income tax	-	(6)	(54)	(26)
Income tax benefit		1	20	8
Net loss attributable to Loews Corporation	$-	$(5)	$(34)	$(18)

Net investment income increased $12 million for the three months ended September 30, 2017 as compared with the 2016 period, primarily due to improved performance from equity based investments in the trading portfolio, partially offset by lower results from limited partnership investments. Net investment income increased $1 million for the nine months ended September 30, 2017 as compared with the 2016 period, primarily due to improved performance from limited partnership investments, partially offset by lower results from equity based investments in the trading portfolio.

Other revenues increased $200 million and $292 million for the three and nine months ended September 30, 2017 as compared with the 2016 periods, primarily due to $202 million and $293 million of revenue from Consolidated Container’s operations for the three months ended September 30, 2017 and for the period since the acquisition date.

Operating expenses increased $196 million for the three months ended September 30, 2017 as compared with the 2016 period, primarily due to $192 million of expenses for Consolidated Container’s operations for the three months ended September 30, 2017. Operating expenses increased $307 million for the nine months ended September 30, 2017 as compared with the 2016 period, primarily due to $281 million of expenses, inclusive of expenses resulting from purchase accounting, for Consolidated Container’s operations for the period since the acquisition date. In addition, operating expenses increased due to the timing of compensation accruals and costs related to the acquisition of Consolidated Container, partially offset by the absence of prior year expenses related to the implementation of the 2016 Incentive Compensation Plan. Interest expense increased $10 million and $14 million for the three and nine months ended September 30, 2017 as compared with the 2016 periods, primarily due to interest expense associated with Consolidated Container’s $605 million term loan from the date of acquisition of Consolidated Container.

Net results improved $5 million for the three months ended September 30, 2017 and decreased $16 million for the nine months ended September 30, 2017 as compared with the 2016 periods, primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, at September 30, 2017 totaled $5.1 billion, as compared with $5.0 billion at December 31, 2016. During the nine months ended September 30, 2017, we received $719 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $620 million to fund the acquisition of Consolidated Container, which was in addition to approximately $600 million of debt financing proceeds at the subsidiary level as discussed in Note 7 to the Consolidated Condensed Financial Statements under Item 1. In addition, cash outflows included the payment of $63 million of cash dividends to our shareholders and $6 million to fund treasury stock purchases. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

As of October 20, 2017, there were 336,631,152 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries’ outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2017, we purchased 0.1 million shares of Loews common stock. We have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities.

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

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock.

Subsidiaries

CNA’s cash provided by operating activities was $894 million for the nine months ended September 30, 2017 as compared with $1.1 billion for the 2016 period. Cash provided by operating activities reflected higher net claim payments and a lower level of distributions on limited partnerships partially offset by an increase in premiums collected and lower salaries and related expenses paid.

CNA declared and paid dividends of $2.80 per share on its common stock, including a special dividend of $2.00 per share during the nine months ended September 30, 2017. On October 27, 2017, CNA’s Board of Directors declared a quarterly dividend of $0.30 per share on its common stock, payable November 29, 2017 to shareholders of record on November 13, 2017. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2017, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department’s prior approval is approximately $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $100 million during the three months ended December 31, 2016 and $855 million during the nine months ended September 30, 2017. As of September 30, 2017, CCC is able to pay approximately $120 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs.

Diamond Offshore’s cash provided by operating activities for the nine months ended September 30, 2017 decreased $125 million compared to the 2016 period, primarily due to lower cash receipts from contract drilling services of $193 million, partially offset by a net decrease in cash payments for contract drilling expenses, including personnel-related, repairs and maintenance and other rig operating costs of $72 million. The decline in both cash receipts and cash payments related to the performance of contract drilling services reflects continuing depressed market conditions in the offshore drilling industry, as well as positive results of Diamond Offshore’s continuing focus on controlling costs.

For 2017, Diamond Offshore has budgeted approximately $125 million for capital expenditures. Diamond Offshore has no other purchase obligations for major rig upgrades at September 30, 2017.

As of September 30, 2017, Diamond Offshore had no outstanding borrowings under its credit agreement and was in compliance with all covenant requirements thereunder. As of October 26, 2017, Diamond Offshore had $1.5 billion available under its credit agreement to provide liquidity for payment obligations.

In October of 2017, S&P downgraded Diamond Offshore’s corporate credit rating to B+ from BB- with a negative outlook. In July of 2017, Moody’s downgraded Diamond Offshore’s corporate credit rating to Ba3 with a negative outlook from Ba2 with a stable outlook. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be lowered. Any downgrade in Diamond Offshore’s credit ratings could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue, and could further restrict its access to capital markets and its ability to raise funds by issuing additional debt. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

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

Boardwalk Pipeline’s cash provided by operating activities increased $49 million for the nine months ended September 30, 2017 compared to the 2016 period primarily due to the change in net income, excluding the effects of non-cash items such as depreciation, amortization and the loss on the sale of operating assets. The increase also reflects the settlement of the Gulf South rate refund in the 2016 period.

In the third quarters of 2017 and 2016, Boardwalk Pipeline declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In October of 2017, Boardwalk Pipeline declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

As of September 30, 2017, Boardwalk Pipeline had $285 million of outstanding borrowings under its revolving credit facility. In July of 2017, Boardwalk Pipeline extended the maturity date of its revolving credit facility by one year to May 26, 2022. Boardwalk Pipeline has in place a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million until December 31, 2018. As of October 27, 2017, Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

For the nine months ended September 30, 2017 and 2016, Boardwalk Pipeline’s capital expenditures were $496 million and $432 million, consisting of a combination of growth and maintenance capital expenditures. Boardwalk Pipeline expects total capital expenditures to be approximately $790 million in 2017, primarily related to growth projects and pipeline system maintenance.

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

Net Investment Income

The significant components of CNA’s Net investment income are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Fixed maturity securities:
Taxable	$349	$354	$1,047	$1,048
Tax-exempt	106	103	320	304
Total fixed maturity securities	455	457	1,367	1,352
Limited partnership investments	51	65	157	97
Other, net of investment expense	3	2	5	12
Net investment income before tax	$509	$524	$1,529	$1,461

Net investment income after tax and noncontrolling interests	$325	$333	$981	$940

Effective income yield for the fixed maturity securities portfolio, before tax	4.7%	4.8%	4.7%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.4%	3.4%	3.4%

Net investment income after tax and noncontrolling interests for the three months ended September 30, 2017 decreased $8 million as compared with the 2016 period. The decrease was driven by limited partnership investments, which returned 2.2% in 2017 as compared with 2.6% in the 2016 period. Income from fixed maturity securities, after tax and noncontrolling interests, for the three months ended September 30, 2017 increased $2 million as compared with the 2016 period, primarily due to an increase in the invested asset base.

Net investment income after tax and noncontrolling interests for the nine months ended September 30, 2017 increased $41 million as compared with the 2016 period. The increase was driven by limited partnership investments, which returned 6.8% in 2017 as compared with 3.8% in the prior year period. Income from fixed maturity securities, after tax and noncontrolling interests, for the nine months ended September 30, 2017 increased $13 million as compared with the 2016 period, primarily due to an increase in the invested asset base.

Net Realized Investment Gains (Losses)

The components of CNA’s Net realized investment gains (losses) are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$13	$18	$81	$10
States, municipalities and political subdivisions	4	20	14	23
Asset-backed	(2)	5	(7)	5
U.S. Treasury and obligations of government-sponsored enterprises		3	3	5
Foreign government	1	1	1	3
Total fixed maturity securities	16	47	92	46
Equity securities		(3)		(5)
Derivative securities	(1)	1	(3)	(12)
Short term investments and other	1		4	1
Total realized investment gains	16	45	93	30
Income tax expense	(4)	(15)	(30)	(12)
Amounts attributable to noncontrolling interests	(2)	(3)	(7)	(2)
Net realized investment gains attributable to Loews Corporation	$10	$27	$56	$16

Net realized investment gains decreased $17 million for the three months ended September 30, 2017 as compared with the 2016 period, driven by lower net realized gains on sales of securities partially offset by lower OTTI losses recognized in earnings. Net realized investment gains increased $40 million for the nine months ended September 30, 2017 as compared with the 2016 period, driven by lower OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains of CNA’s fixed maturity securities by rating distribution:

	September 30, 2017		December 31, 2016
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,386	$43	$4,212	$32
AAA	1,899	143	1,881	110
AA	9,136	911	8,911	750
A	9,876	957	9,866	832
BBB	13,730	1,051	12,802	664
Non-investment grade	3,063	171	3,233	156
Total	$42,090	$3,276	$40,905	$2,544

As of September 30, 2017 and December 31, 2016, only 2% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
September 30, 2017	Fair Value	Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,531	$27
AAA	277	7
AA	665	10
A	562	10
BBB	1,015	21
Non-investment grade	448	10
Total	$4,498	$85

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
September 30, 2017	Fair Value	Losses
(In millions)

Due in one year or less	$53	$2
Due after one year through five years	742	16
Due after five years through ten years	2,812	53
Due after ten years	891	14
Total	$4,498	$85

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

	September 30, 2017		December 31, 2016
		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(Years)	Fair Value	(Years)
(In millions of dollars)

Investments supporting non-core operations	$16,580	8.6	$ 15,724	8.7
Other interest sensitive investments	26,849	4.4	26,669	4.6

Total	$43,429	6.0	$ 42,393	6.1

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	September 30,	December 31,
	2017	2016
(In millions)

Short term investments:
Commercial paper	$658	$733
U.S. Treasury securities	436	433
Money market funds	44	44
Other	315	197
Total short term investments	$1,453	$1,407

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2017. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), concluded an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO have concluded that the Company’s controls and procedures were effective as of September 30, 2017.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Notes 10 and 11 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 include detailed discussions of certain risk factors facing the company. No updates or additions have been made to such risk factors as of September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2017 - July 31, 2017	None	N/A	N/A	N/A

August 1, 2017 - August 31, 2017	None	N/A	N/A	N/A

September 1, 2017 - September 30, 2017	None	N/A	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: October 30, 2017	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)