Form 10-K
period 2017-12-31
LOEWS CORP
filed 2018-02-15
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Yes                                                                            No           X

    The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,971,000,000.

    As of February 2, 2018, there were 328,825,271 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

    Portions of the registrant’s definitive proxy statement for the 2018 annual meeting of shareholders intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON

FORM 10-K FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2017

PART I

Item 1. Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation, a 89% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary);

•	transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP, a 51% owned subsidiary);

•	operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); and

•	manufacture of rigid plastic packaging solutions (Consolidated Container Company LLC, a 99% owned subsidiary).

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

On May 22, 2017, we completed the acquisition of CCC Acquisition Holdings, Inc. for $1.2 billion, subject to post-closing adjustments. CCC Acquisition Holdings, Inc., through its wholly owned subsidiary, Consolidated Container Company LLC (“Consolidated Container”), is a rigid plastic packaging and recycled resins manufacturer that provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. The acquisition was funded with approximately $620 million of Parent Company cash and debt financing proceeds at Consolidated Container of $600 million. For further information about this acquisition, see Notes 2 and 11 of the Notes to Consolidated Financial Statements included under Item 8.

We have five reportable segments comprised of CNA Financial Corporation, Diamond Offshore Drilling, Inc., Boardwalk Pipeline Partners, LP, Loews Hotels Holding Corporation and the Corporate segment. The operations of Consolidated Container since the acquisition date are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Additional financial information on each of our segments is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited and Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”). CNA accounted for 69.8%, 71.6% and 67.8% of our consolidated total revenue for the years ended December 31, 2017, 2016 and 2015.

CNA’s insurance products primarily include commercial property and casualty coverages, including surety. CNA’s services include warranty, risk management, information services, and claims administration. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups.

Property and Casualty Operations

CNA’s commercial property and casualty insurance operations (“Property and Casualty Operations”) includes its Specialty, Commercial and International lines of business.

Specialty

Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:

Management & Professional Liability: Management & Professional Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages. This group provides professional liability coverages to various professional firms, including architects, real estate agents, accounting firms, law firms and other professional firms. Management & Professional Liability also provides directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations, where tailored products for these client segments are offered. Products within Management & Professional Liability are distributed through brokers, independent agents and managing general underwriters. Management & Professional Liability also offers insurance products to serve the health care industry. Products include professional and general liability as well as associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer groups include aging services, allied medical facilities, life sciences, dentists, physicians, hospitals and nurses and other medical practitioners.

Surety: Surety offers small, medium and large contract and commercial surety and fidelity bonds. Surety provides surety and fidelity bonds in all 50 states through a network of independent agencies and brokers.

Warranty and Alternative Risks: Warranty and Alternative Risks provides extended service contracts and related products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and cell phones.

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

International

International provides property and casualty insurance and specialty coverages through a network of brokers, independent agencies and managing general underwriters, on a global basis through its operations in Canada, the United Kingdom (“U.K.”), Continental Europe and Singapore as well as through its presence at Lloyd’s of London (“Lloyd’s”). The International business is grouped into broad business units which include Energy & Marine, Property, Casualty, Specialty and Healthcare & Technology, and is managed across three underwriting platforms from Head Offices in London and Toronto.

Property and Casualty Structure

CNA’s Property and Casualty Operations field structure consists of 49 underwriting locations across the United States (“U.S.”). In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. CNA’s claim presence consists of six primary locations where it handles multiple claim types and key business functions. Additionally, claim maintains regional offices which are aligned with CNA’s underwriting field structure. CNA also has a presence in Canada, Europe and Singapore consisting of 17 branch operations and access to business placed at Lloyd’s through Hardy Syndicate 382.

Other Insurance Operations

Other Insurance Operations include CNA’s long term care business that is in run-off, certain corporate expenses, including interest on CNA corporate debt, and certain property and casualty businesses in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

Direct Written Premiums by Geographic Concentration

Set forth below is the distribution of CNA’s direct written premiums by geographic concentration.

Year Ended December 31	2017	2016	2015

California	9.7%	9.5%	9.1%
Texas	8.5	8.2	8.1
New York	7.2	6.9	7.1
Illinois	6.4	7.6	7.5
Florida	5.7	5.8	5.7
Pennsylvania	3.8	3.7	3.8
New Jersey	3.2	3.1	3.2
Canada	2.2	1.9	2.2
All other states, countries or political subdivisions	53.3	53.3	53.3
	100.0%	100.0%	100.0%

Approximately 7.7%, 7.9% and 8.0% of CNA’s direct written premiums were derived from outside of the United States for the years ended December 31, 2017, 2016 and 2015.

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

There are approximately 2,600 individual companies that sell property and casualty insurance in the United States. Based on 2016 statutory net written premiums, CNA is the eighth largest commercial insurer in the United States of America.

Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision. Regulatory oversight by applicable agencies is exercised through review of submitted filings and information, examinations (both financial and market conduct), direct inquiries and interviews. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to governance requirements and risk assessment practices and disclosures and premium rate regulations requiring rates not to be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payment.

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

Capital adequacy and risk management regulations, referred to as Solvency II, apply to CNA’s European operations and are enacted by the European Commission, the executive body of the European Union (“E.U.”). Additionally, the International Association of Insurance Supervisors (“IAIS”) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management. The U.S. Federal Reserve, the U.S. Federal Insurance Office and the National Association of Insurance Commissioners (“NAIC”) are working with other global regulators to define such proposals. It is not currently clear to what extent the IAIS activities will affect CNA as any final proposal would ultimately need to be legislated or regulated by each individual country or state.

However, there have been definitive developments recently with respect to prudential insurance supervision. On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (“USTR”) and the E.U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance (“Covered Agreement”). The Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from reinsurance companies that are not licensed in their state (“alien reinsurers”) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. The Treasury Department and USTR also released a U.S. policy statement clarifying their interpretation of the Covered Agreement in several key areas, including capital, group supervision and reinsurance.

Because the Covered Agreement is not self-executing, U.S. state laws will need to be revised to change reinsurance collateral requirements to conform to the Covered Agreement. Before any such revision to state laws can be advanced, the NAIC must develop a new approach for determination of the appropriate reserve credit under statutory accounting for E.U.-based alien reinsurers. In addition, the NAIC is currently developing an approach to group capital regulation as the current U.S. regulatory regime is based on legal entity regulation. Both the reinsurance collateral requirement change and adoption of group capital regulation must be affected by the states within five years from the signing of the Covered Agreement, or states risk federal preemption. CNA will monitor the modification of state laws and regulations in order to comply with the provisions of the Covered Agreement and assess its potential effects on the operations and prospects of CNA.

Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to potential federal oversight of certain insurers; terrorism and natural catastrophe exposures; cybersecurity risk management; federal financial services reforms; and certain tax reforms.

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

Additionally, various legislative and regulatory efforts to reform the tort liability system have, and will continue to, affect CNA’s industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in court actions and by federal and state legislatures that continue to expand liability for insurers and their policyholders.

Properties: CNA’s principal executive offices are based in Chicago, Illinois. CNA’s subsidiaries maintain office space in various cities throughout the United States and various countries. CNA leases all of its office space.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (together with its subsidiaries, “Diamond Offshore”) provides contract drilling services to the energy industry around the world with a fleet of 17 offshore drilling rigs consisting of four drillships and seven ultra-deepwater, four deepwater and two mid-water semisubmersible rigs. Diamond Offshore accounted for 10.9%, 12.1% and 18.1% of our consolidated total revenue for the years ended December 31, 2017, 2016 and 2015.

A floater rig is a type of mobile offshore drilling rig that floats and does not rest on the seafloor. This asset class includes self-propelled drillships and semisubmersible rigs. Semisubmersible rigs are comprised of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles hold position while drilling by use of a series of small propulsion units or thrusters that provide dynamic positioning (“DP”) to keep the rig on location, or with anchors tethered to the seabed. Although DP semisubmersibles are self-propelled, such rigs may be moved long distances with the assistance of tug boats. Non-DP, or moored, semisubmersibles require tug boats or the use of a heavy lift vessel to move between locations.

A drillship is an adaptation of a maritime vessel that is designed and constructed to carry out drilling operations by means of a substructure with a moon pool centrally located in the hull. Drillships are typically self-propelled and are positioned over a drillsite through the use of a DP system similar to those used on semisubmersible rigs.

Diamond Offshore’s fleet can be further categorized based on the nominal water depth for each class of rig as follows:

Category	Rated Water Depth (a) (in feet)	Number of Units in Fleet

Ultra-Deepwater	7,501 to 12,000	11
Deepwater	5,000 to 7,500	4
Mid-Water	400 to 4,999	2

(a)

Rated water depth for semisubmersibles and drillships reflects the maximum water depth in which a floating rig has been designed to operate. However, individual rigs are capable of drilling, or have drilled, in marginally greater water depths depending on various conditions (such as salinity of the ocean, weather and sea conditions).

Fleet Enhancements and Additions: Diamond Offshore’s long-term strategy is to upgrade its fleet to meet customer demand for advanced, efficient and high-tech rigs by acquiring or building new rigs when possible to do so at attractive prices. Diamond Offshore’s most recent fleet enhancement cycle was completed in 2016 with the delivery of the Ocean GreatWhite.

Diamond Offshore continues to evaluate further rig acquisition and enhancement opportunities as they arise. However, Diamond Offshore can provide no assurance whether, or to what extent, it will continue to make rig acquisitions or enhancements to its fleet.

Pressure Control by the Hour: In 2016, Diamond Offshore entered into a ten-year collaborative arrangement with a subsidiary of GE Oil & Gas (“GE”) to monitor the blowout preventer equipment and proactively manage the maintenance, certification and reliability of such equipment on its rigs. In connection with the services agreement with GE, Diamond Offshore sold the equipment to a GE affiliate and leased back such equipment under four separate ten-year operating leases.

Markets: The principal markets for Diamond Offshore’s contract drilling services are:

•	the Gulf of Mexico, including the U.S. and Mexico;

•	South America, principally offshore Brazil and Trinidad and Tobago;

•	Australia and Southeast Asia, including Malaysia, Indonesia and Vietnam;

•	Europe, principally offshore the U.K. and Norway;

•	East and West Africa;

•	the Mediterranean; and

•	the Middle East.

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

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2017, 2016 and 2015, Diamond Offshore performed services for 14, 18 and 19 different customers. During 2017, 2016 and 2015, Anadarko accounted for 25%, 22%, and 12% of Diamond Offshore’s annual total consolidated revenues and Petróleo Brasileiro S.A. accounted for 19%, 18%, and 24% of Diamond Offshore’s annual total consolidated revenues. During 2017, Hess Corporation and BP each accounted for 16% of Diamond Offshore’s annual consolidated revenues. During 2015, ExxonMobil accounted for 12% of Diamond Offshore’s annual consolidated revenues. No other customer accounted for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2017, 2016 or 2015.

As of January 1, 2018, Diamond Offshore’s contract backlog was $2.4 billion attributable to 13 customers. All four of its drillships are currently contracted to work in the U.S. Gulf of Mexico (“GOM”). As of January 1, 2018, contract backlog attributable to Diamond Offshore’s expected operations in the GOM was $653 million, $554 million and $86 million for the years 2018, 2019 and 2020, all of which was attributable to two customers.

Competition: Based on industry data as of the date of this Report, there are approximately 800 mobile drilling rigs in service worldwide, including approximately 260 floater rigs. Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than it does.

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

Operations Outside the United States: Diamond Offshore’s operations outside the U.S. accounted for approximately 58%, 66% and 79% of its total consolidated revenues for the years ended December 31, 2017, 2016 and 2015.

Properties: Diamond Offshore owns an office building in Houston, Texas, where its corporate headquarters are located, and offices and other facilities in New Iberia, Louisiana, Aberdeen, Scotland, Macae, Brazil and Ciudad del Carmen, Mexico. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Australia, Louisiana, Malaysia, Singapore and the U.K. to support its offshore drilling operations.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipeline”) is engaged in the business of natural gas and natural gas liquids and hydrocarbons (herein referred to together as “NGLs”) transportation and storage. Boardwalk Pipeline accounted for 9.6%, 10.0% and 9.3% of our consolidated total revenue for the years ended December 31, 2017, 2016 and 2015.

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

Boardwalk Pipeline owns and operates approximately 13,880 miles of interconnected natural gas pipelines directly serving customers in 13 states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipeline also owns and operates approximately 455 miles of NGL pipelines in Louisiana and Texas. In 2017, its pipeline systems transported approximately 2.3 trillion cubic feet (“Tcf”) of natural gas and approximately 64.7 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipeline’s natural gas pipeline systems during 2017 was approximately 6.4 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 14 underground storage fields located in four states with aggregate working gas capacity of approximately 205.0 Bcf and Boardwalk Pipeline’s NGL storage facilities consist of nine salt dome storage caverns located in Louisiana with an aggregate storage capacity of approximately 24.5 MMBbls. Boardwalk Pipeline also owns three salt dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGL storage operations.

Boardwalk Pipeline’s pipeline and storage systems are described below:

The Gulf South pipeline system runs approximately 7,275 miles along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 8.3 Bcf per day and average daily throughput for the year ended December 31, 2017 was 2.8 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 83.5 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas pipeline system runs approximately 5,980 miles and is located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 5.6 Bcf per day and average daily throughput for the year ended December 31, 2017 was 2.4 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

The Gulf Crossing pipeline system is located in Texas and runs approximately 375 miles into Louisiana. The pipeline system has a peak-day delivery capacity of 1.9 Bcf per day and average daily throughput for the year ended December 31, 2017 was 1.1 Bcf per day.

Boardwalk Louisiana Midstream and Boardwalk Petrochemical Pipeline (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services. These assets provide approximately 78.0 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 290 miles of pipeline assets. Louisiana Midstream owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 180 mile interstate ethylene pipeline that is capable of transporting approximately 2.6 billion pounds of ethylene per year between Texas and Louisiana, where it interconnects with its ethylene distribution system. Throughput for Louisiana Midstream was 64.7 MMBbls for the year ended December 31, 2017.

Boardwalk Texas Intrastate, LLC (“Texas Intrastate”) provides intrastate natural gas transportation services on approximately 235 miles of pipeline located in South Texas. Texas Intrastate is situated to provide access to industrial and liquefied natural gas (“LNG”) export markets, proposed power plants and third-party pipelines for exports to Mexico.

Boardwalk Pipeline has been engaged in several growth projects. Several of these growth projects were placed into service in 2016, including the Ohio to Louisiana Access, the Southern Indiana Lateral and the Western Kentucky Market Lateral projects and a power plant project in South Texas. In 2017, the Northern Supply Access Project and portions of the Coastal Bend Header and Sulphur Storage and Pipeline Expansion projects were placed into service. In 2018, Boardwalk Pipeline signed a precedent agreement for a new project on its Gulf South system that will serve a proposed power plant in Texas. The project will provide approximately 0.2 Bcf/d of firm transportation service by adding compression at an existing compressor station and constructing a lateral. The cost of this project is expected to be approximately $100 million and has a proposed in-service date in 2020. This project remains subject to customary approvals. See Liquidity and Capital Resources – Subsidiaries for further discussion of capital expenditures and financing.

Customers: Boardwalk Pipeline serves a broad mix of customers, including producers of natural gas, and with end-use customers, including local distribution companies, marketers, electric power generators, industrial users and interstate and intrastate pipelines who, in turn, provide transportation and storage services for end-users. These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S.

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

The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. In many cases, the elements of competition, in particular, flexibility, terms of service and reliability, are key differentiating factors between competitors. This is especially the case with capacity being sold on a longer term basis. Boardwalk Pipeline is focused on finding opportunities to enhance its competitive profile in these areas by increasing the flexibility of its pipeline systems, such as modifying them to allow for bi-directional flows, to meet the demands of customers, such as power generators and industrial users, and is continually reviewing its services and terms of service to offer customers enhanced service options.

Seasonality: Boardwalk Pipeline’s revenues can be affected by weather, natural gas price levels, gas price differentials between locations on its pipeline systems (basis spreads), gas price differentials between time periods, such as winter to summer (time period price spreads) and natural gas price volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short term value of transportation and storage across Boardwalk Pipeline’s pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of revenues. In 2017, approximately 53% of Boardwalk Pipeline’s operating revenues were recognized in the first and fourth quarters of the year.

Governmental Regulation: The Federal Energy Regulatory Commission (“FERC”) regulates Boardwalk Pipeline’s interstate natural gas operating subsidiaries under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 (“NGPA”). The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipeline’s natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by the FERC covering certain of their facilities, activities and services. The maximum rates that may be charged by Boardwalk Pipeline’s subsidiaries operating under the FERC’s jurisdiction, for all aspects of the natural gas transportation services they provide, are established through the FERC’s cost-of-service rate-making process. Key determinants in the FERC’s cost-of-service rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum rates that may be charged by Boardwalk Pipeline for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are also established through the FERC’s cost-of-service rate-making process. The FERC has authorized Boardwalk Pipeline to charge market-based rates for its firm and interruptible storage services for the majority of its other natural gas storage facilities. None of Boardwalk Pipeline’s FERC-regulated entities has an obligation to file a new rate case and Gulf South is prohibited from filing a rate case until May 1, 2023, subject to certain exceptions. Texas Intrastate transports natural gas in intrastate commerce under the rules and regulations established by the Texas Railroad Commission and in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services are established under Section 311 of the NGPA and are generally subject to review every five years by the FERC.

Boardwalk Pipeline is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Material Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGL pipeline facilities. Boardwalk Pipeline has received authority from PHMSA to operate certain natural gas pipeline assets under special permits that will allow it to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (“SMYS”). Operating at higher than normal operating pressures allows these pipelines to transport all of the existing natural gas volumes Boardwalk Pipeline has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipeline to operate its natural gas pipeline assets at higher pressures and, in the event that PHSMA should elect not to allow Boardwalk Pipeline to operate at these higher pressures, it could affect its ability to transport all of its contracted quantities of natural gas on these pipeline assets, and Boardwalk Pipeline could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (“HCAs”) along Boardwalk Pipeline’s pipelines and take additional safety measures in the event of a release to protect pipeline segments located in those areas, which include highly populated areas. The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”). The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. In June of 2016, the NGPSA and HLPSA were amended by the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Act”), extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim final regulations in October of 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. New laws or regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipeline’s operations, which could cause it to incur increased capital and operating costs and operational delays.

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

Boardwalk Pipeline’s operations are also subject to extensive federal, state, and local laws and regulations relating to protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that Boardwalk Pipeline’s facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Occupational health and safety regulations establish standards protective of workers, both generally and within the pipeline industry.

Many states where Boardwalk Pipeline operates also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays in permitting or the development or expansion of projects and the issuance of orders enjoining performance of some or all of Boardwalk Pipeline’s operations in the affected areas. Historically, Boardwalk Pipeline’s environmental compliance costs have not had a material adverse effect on its business, but there can be no assurance that continued compliance with existing requirements will not materially affect them, or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities.

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

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 24 deluxe and luxury hotels. Thirteen of these hotels are owned by Loews Hotels & Co, eight are owned by joint ventures in which Loews Hotels & Co has equity interests and three are managed for unaffiliated owners. Loews Hotels & Co’s earnings are derived from the operation of its wholly owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels & Co accounted for 5.0%, 5.1% and 4.5% of our consolidated total revenue for the years ended December 31, 2017, 2016 and 2015. The hotels are described below.

Name and Location	Number of Rooms

Owned:
Loews Annapolis Hotel, Annapolis, Maryland	215
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, San Diego, California (a)	439
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota (a)	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York (a)	379
Loews San Francisco Hotel, San Francisco, California	155
Loews Hotel 1000, Seattle, Washington	120
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona	398
Loews Hotel Vogue, Montreal, Canada	142

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Boston Hotel, Boston, Massachusetts	225
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Cabana Bay Beach Resort, Orlando, Florida	2,200

Management Contract:
Bisha Hotel and Residences, Toronto, Canada	96
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	347

(a)	Owned hotels subject to a land lease.

Competition: Competition from other hotels and lodging facilities is vigorous in all areas in which Loews Hotels & Co operates. The demand for hotel rooms is seasonal and dependent on general and local economic conditions. Loews Hotels & Co properties also compete with facilities offering similar services in locations other than those in which its hotels are located. Competition among luxury hotels is based primarily on quality of location, facilities and service. Competition among resort and commercial hotels is based on price and facilities as well as location and service. Because of the competitive nature of the industry, hotels must continually make expenditures for updating, refurnishing and repairs and maintenance in order to prevent competitive obsolescence.

Recent Developments and Growth Projects:

•

In 2017, the sales and culmination of managing the Loews Don CeSar Hotel in St. Pete Beach, Florida and Loews Madison Hotel in Washington, D.C., properties in which Loews Hotels & Co had manager and joint venture interests, were completed;

•	In 2017, Universal Orlando’s Cabana Bay Beach Resort completed a 400 guestroom expansion;

•

In 2018, Universal Orlando’s Aventura Hotel, a 600 guestroom hotel, is expected to open. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co has a manager and 50% joint venture interest in this hotel;

•	In 2019, Live! By Loews in Arlington, Texas, an approximately 300 guestroom hotel in which Loews Hotels & Co has a manager and joint venture interest, is expected to be completed;

•

In 2019 and 2020, two hotels to be named at Universal Orlando, with approximately 2,800 guestrooms, are expected to open. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co has a manager and 50% joint venture interest in these hotels;

•	In 2020, Loews Kansas City Hotel in Kansas City, Missouri, an approximately 800 guestroom hotel in which Loews Hotels & Co has a manager and 91.6% equity interest, is expected to be completed; and

•	In 2020, Live! by Loews in St. Louis, Missouri, an approximately 216 guestroom hotel in which Loews Hotels & Co has a manager and joint venture interest, is expected to be completed.

CONSOLIDATED CONTAINER COMPANY LLC

Consolidated Container manufactures rigid plastic packaging and recycled resins to provide packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. Consolidated Container develops, manufactures and markets a wide range of extrusion blow-molded and injection molded plastic containers for target markets. In addition, Consolidated Container manufactures commodity and differentiated plastic resins from recycled plastic materials for a variety of end markets. Consolidated Container accounted for 3.6% of our consolidated total revenue for the year ended December 31, 2017.

Customers: Consolidated Container sells its products to approximately 1,280 customers throughout North America. Consolidated Container’s largest customers for rigid packaging include a diverse customer base of many nationally recognized branded food, beverage and consumer products companies. The recycled resins customer base is primarily domestic with customers in several end markets such as packaging, automotive, industrial and consumer goods. Dean Foods Company represented approximately 11% of net sales, since the date of acquisition, for the year ended December 31, 2017. No other customer accounted for 10% or more of Consolidated Container’s net sales for the period.

Competition: Consolidated Container faces competition throughout its product lines from a number of regional and local manufacturers, including smaller firms operating in similar geographic regions and well-established businesses operating nationally. Consolidated Container believes that its long term success is largely dependent on its ability to continue to address logistically complex and technically demanding customer needs, maintain strong relationships with current customers, attract new customers, develop product innovations, provide superior service to its customers and reduce its cost structure.

Properties: Consolidated Container leases its corporate offices in Atlanta, Georgia and Omaha, Nebraska. It operates 56 manufacturing facilities located throughout the United States and one facility located in Canada, of which 52 are leased and five are owned. In addition, Consolidated Container utilizes eight warehouse facilities, of which seven are leased and one is owned.

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 18,100 persons at December 31, 2017. CNA employed approximately 6,300 persons. Diamond Offshore employed approximately 2,400 persons, including international crew personnel furnished through independent labor contractors. Boardwalk Pipeline employed approximately 1,260 persons, approximately 110 of whom are union members covered under collective bargaining units. Loews Hotels & Co employed approximately 5,580 persons, approximately 1,910 of whom are union members covered under collective bargaining units. Consolidated Container employed approximately 2,300 persons, approximately 300 of whom are covered under collective bargaining units. We and our subsidiaries have experienced satisfactory labor relations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position and Offices Held	Age	First Became Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	55	2016
David B. Edelson	Senior Vice President and Chief Financial Officer	58	2005
Richard W. Scott	Senior Vice President and Chief Investment Officer	64	2009
Kenneth I. Siegel	Senior Vice President	60	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	68	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	65	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	64	1987

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

You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the Securities and Exchange Commission (“SEC”) and the information we make available to the public before investing in any securities issued by us. Our subsidiaries, CNA Financial Corporation, Diamond Offshore Drilling, Inc. and Boardwalk Pipeline Partners, LP, are public companies and file reports with the SEC. You are also cautioned to carefully review and consider the information contained in the reports filed by those subsidiaries with the SEC and the information they make available to the public before investing in any of their securities.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation

If CNA determines that its recorded insurance reserves are insufficient to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, CNA may need to increase its insurance reserves which would result in a charge to CNA’s earnings.

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include claim severity, frequency of claims, mortality, morbidity, discount rates, inflation, claim handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.

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

Emerging or potential claim and coverage issues include, but are not limited to, uncertainty in future medical costs in workers’ compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased health care utilization; and/or the future costs of health care facilities. In addition, the relationship between workers’ compensation and government and private health care providers could change, potentially shifting costs to workers’ compensation.

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

CNA’s active life reserves for long term care policies are based on CNA’s best estimate assumptions as of December 31, 2015 due to an unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for its reserve estimates are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, CNA may be required to increase its reserves. See the Long Term Care Policyholder Reserves portion of the Insurance Reserves section of MD&A in Item 7 for more information.

Estimating future experience for long term care policies is highly uncertain because the required projection period is very long and there is limited historical and industry data available to CNA, as only a small portion of the long term care policies which have been written to date are in claims paying status. Morbidity and persistency trends, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.

A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving would result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may require changes to its reserves. This risk is more significant for CNA’s long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the corporate tax code may also affect the rate at which CNA discounts its reserves. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of future premium rate increases approved and the level included in CNA’s reserving assumptions may require an increase to its reserves.

If CNA’s estimated reserves are insufficient for any reason, including changes in assumptions, the required increase in reserves would be recorded as a charge against earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.

Catastrophe and systemic losses are unpredictable and could result in material losses.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil commotion, cyber attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate. Additionally, catastrophic events could cause CNA to exhaust its available reinsurance limits and could adversely affect the cost and availability of reinsurance.

Claim frequency and severity for some lines of business can be correlated to an external factor such as economic activity, financial market volatility, increasing health care costs or changes in the legal or regulatory environment. Claim frequency and severity can also be correlated to insureds’ use of common business practices, equipment, vendors or software. This can result in multiple insured losses emanating out of the same underlying cause. In these instances, CNA may be subject to increased claim frequency and severity across multiple policies or lines of business concurrently. While CNA does not define such systemic losses as catastrophes for financial reporting purposes, they are similar to catastrophes in terms of the uncertainty and potential impact on its results.

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

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2017 is $2.9 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.

CNA uses analytical models to assist its decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.

CNA uses various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. CNA incorporates therein numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions.

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

All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services to remain competitive. CNA competes with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than CNA does, for both distributors and customers. This includes agents and brokers who may increasingly compete with CNA to the extent that they continue to have direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, resulting in increased pressures on CNA’s ability to remain competitive, particularly in implementing pricing that is both attractive to CNA’s customer base and risk appropriate to CNA.

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

CNA may not be able to obtain sufficient reinsurance at a cost it deems acceptable, which could result in increased exposure to risk or a decrease in CNA’s underwriting commitments.

CNA purchases reinsurance to help manage its exposure to risk. Under CNA’s ceded reinsurance arrangements, another insurer assumes a specified portion of CNA’s exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of its business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost it deems acceptable, CNA may have increased exposure to risk. Alternatively, CNA may be unwilling to bear the increased risk and would reduce the level of its underwriting commitments.

CNA may not be able to collect amounts owed to it by reinsurers, which could result in higher net incurred losses.

CNA has significant amounts recoverable from reinsurers which are reported as receivables on its balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers have experienced credit downgrades by rating agencies within the term of CNA’s contractual relationship, which indicates an increase in the likelihood that CNA will not be able to recover amounts due. In addition, reinsurers could dispute amounts which CNA believes are due to it. If the amounts due from reinsurers that CNA is able to collect are less than the amount recorded by CNA with respect to such amounts due, its incurred losses will be higher.

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

CNA has significant holdings in fixed income investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed income investments, thereby reducing CNA’s net investment income, while an increase in interest rates may reduce the value of its existing fixed income investments. The value of CNA’s fixed income investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments CNA holds or in the underlying collateral of the security. Any such impairments which CNA deems to be other-than-temporary would result in a charge to earnings.

In addition, CNA invests a portion of its assets in limited partnerships which are subject to greater market volatility than its fixed income investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments, which may also limit CNA’s ability to withdraw assets.

Further, CNA holds a portfolio of commercial mortgage loans. CNA is subject to risk related to the recoverability of loan balances, which is influenced by declines in the estimated cash flows from underlying property leases, fair value of collateral and creditworthiness of tenants of the underlying properties, where lease payments directly service the loan. Collecting amounts from borrowers that are less than the amounts recorded would result in a charge to earnings.

As a result of these factors, CNA may not earn an adequate return on its investments, may be required to write down the value of its investments and may incur losses on the disposition of its investments.

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

Globally, insurance regulators are working cooperatively to develop a common framework for the supervision of internationally active insurance groups. Finalization and adoption of this framework could increase CNA’s prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase its cost of regulatory compliance.

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

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as CNA’s public debt, are rated by rating agencies, including, A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.

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

In addition, it is possible that a significant lowering of our corporate debt ratings by certain of the rating agencies could result in an adverse affect on CNA’s ratings, independent of any change in CNA’s circumstances.

CNA is subject to extensive regulations that restrict its ability to do business and generate revenues.

The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of CNA’s policyholders and third-party claimants rather than its investors. Each jurisdiction in which CNA does business has established supervisory agencies that regulate the manner in which CNA conducts its business. Any changes in regulation could impose significant burdens on CNA. In addition, the Lloyd’s marketplace sets rules under which its members, including CNA’s Hardy syndicate, operate.

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

In 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, in 2017 the British government formally commenced the process to leave the E.U. and began negotiating the terms of treaties that will govern the U.K.’s future relationship with the E.U. Although the terms of any future treaties are unknown, CNA believes changes in its international operating platform will be required to allow CNA to continue to write business in the E.U. after the completion of Brexit. Therefore, CNA has begun the process of establishing a new European subsidiary in Luxembourg. As a result of these changes, the complexity and cost of regulatory compliance of CNA’s European business is likely to increase.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

The worldwide demand for Diamond Offshore’s drilling services has historically been dependent on the price of oil and has declined significantly as a result of the decline in oil prices, and demand has continued to be depressed in 2017.

Demand for Diamond Offshore’s drilling services depends in large part upon the oil and natural gas industry’s offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. Commencing in the second half of 2014, oil prices declined significantly, resulting in a sharp decline in the demand for offshore drilling services, including services that Diamond Offshore provides, and adversely affecting Diamond Offshore’s operations and cash flows in 2015, 2016 and 2017, compared to previous years. Any prolonged continuation of low oil prices would have a material adverse effect on many of Diamond Offshore’s customers and, therefore, on demand for its services and on its business.

Oil prices have been, and are expected to continue to be, volatile and are affected by numerous factors beyond Diamond Offshore’s control.

An increase in the price of oil and gas will not necessarily result in an increase in offshore drilling activity or an increase in the market demand for Diamond Offshore’s rigs, although, historically, higher commodity prices have generally resulted in increases in offshore drilling projects. The timing of commitment to offshore activity in a cycle depends on project deployment times, reserve replacement needs, availability of capital and alternative options for resource development. Timing can also be affected by availability, access to, and cost of equipment to perform work.

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

In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate Diamond Offshore for the loss of the contract. During depressed market conditions, such as those currently in effect, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where Diamond Offshore believes it is in compliance with the contracts. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond Diamond Offshore’s control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers may seek to renegotiate the terms of Diamond Offshore’s existing drilling contracts, terminate their contracts without justification or repudiate or otherwise fail to perform their obligations under the contracts. As a result of such contract renegotiations or terminations, Diamond Offshore’s contract backlog may be adversely impacted, it might not recover any compensation (or any recovery it obtains may not fully compensate it for the loss of the contract) and it may be required to idle one or more rigs for an extended period of time.

Diamond Offshore may not be able to renew or replace expiring contracts for its rigs.

As of the date of this Report, all of Diamond Offshore’s current customer contracts will expire between 2018 and 2020. Diamond Offshore’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers at such times. Given the historically cyclical and highly competitive nature of the industry, Diamond Offshore may not be able to renew or replace the contracts or it may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below, and likely substantially below, existing dayrates, or that have terms that are less favorable than existing contracts. Moreover, Diamond Offshore may be unable to secure contracts for these rigs. Failure to secure contracts for a rig may result in a decision to cold stack the rig, which puts the rig at risk for impairment and may competitively disadvantage the rig as customers during the most recent market downturn have expressed a preference for ready or “hot” stacked rigs over cold-stacked rigs.

Diamond Offshore’s contract drilling expense includes fixed costs that will not decline in proportion to decreases in rig utilization and dayrates.

Diamond Offshore’s contract drilling expense includes all direct and indirect costs associated with the operation, maintenance and support of its drilling equipment, which is often not affected by changes in dayrates and utilization. During periods of reduced revenue and/or activity, certain of Diamond Offshore’s fixed costs will not decline and often it may incur additional operating costs, such as fuel and catering costs, for which it is generally reimbursed by the customer when a rig is under contract. During times of reduced utilization, reductions in costs may not be immediate as Diamond Offshore may incur additional costs associated with cold stacking a rig (particularly if Diamond Offshore cold stacks a newer rig, such as a drillship or other DP semisubmersible rig, for which cold stacking costs are typically substantially higher than for an older floater rig), or it may not be able to fully reduce the cost of its support operations in a particular geographic region due to the need to support the remaining drilling rigs in that region. Accordingly, a decline in revenue due to lower dayrates and/or utilization may not be offset by a corresponding decrease in contract drilling expense.

Contracts for Diamond Offshore’s drilling rigs are generally fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability of those contracts.

Diamond Offshore’s contracts for its drilling rigs generally provide for the payment of an agreed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs it incurs on the project. Many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and may fluctuate based on events beyond its control. In addition, equipment repair and maintenance expenses vary depending on the type of activity the rig is performing, the age and condition of the equipment and general market factors impacting relevant parts, components and services. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in its operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, Diamond Offshore may not be able to fully recover increased or unforeseen costs from its customers.

Diamond Offshore is subject to extensive domestic and international laws and regulations that could significantly limit its business activities and revenues and increase its costs.

Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government or other governmental or international authorities. These restrictions, sanctions and embargoes may prohibit or limit Diamond Offshore from participating in certain business activities in those countries. Diamond Offshore’s operations are also subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. Laws and regulations protecting the environment have become increasingly stringent, and may in some cases impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. Failure to comply with such laws and regulations could subject Diamond Offshore to civil or criminal enforcement action, for which it may not receive contractual indemnification or have insurance coverage, and could result in the issuance of injunctions restricting some or all of Diamond Offshore’s activities in the affected areas. Diamond Offshore may be required to make significant expenditures for additional capital equipment or inspections and recertifications to comply with existing or new governmental laws and regulations. It is also possible that these laws and regulations may, in the future, add significantly to Diamond Offshore’s operating costs or result in a reduction in revenues associated with downtime required to install such equipment, or may otherwise significantly limit drilling activity.

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

In addition, the offshore drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, can be affected by changes in tax and other laws relating to the energy business generally. Governments in some countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas and other aspects of the oil and gas industry. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could limit drilling opportunities.

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

Additionally, the enforceability of indemnification provisions in Diamond Offshore’s contracts may be limited or prohibited by applicable law or such provisions may not be enforced by courts having jurisdiction, and Diamond Offshore could be held liable for substantial losses or damages and for fines and penalties imposed by regulatory authorities. The indemnification provisions in Diamond Offshore’s contracts may be subject to differing interpretations, and the laws or courts of certain jurisdictions may enforce such provisions while other laws or courts may find them to be unenforceable. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction and is unsettled under certain laws that are applicable to Diamond Offshore’s contracts. There can be no assurance that Diamond Offshore’s contracts with its customers, suppliers and subcontractors will fully protect it against all hazards and risks inherent in its operations. There can also be no assurance that those parties with contractual obligations to indemnify Diamond Offshore will be financially able to do so or will otherwise honor their contractual obligations.

Diamond Offshore maintains liability insurance, which generally includes coverage for environmental damage; however, because of contractual provisions and policy limits, Diamond Offshore’s insurance coverage may not adequately cover its losses and claim costs. In addition, certain risks and contingencies related to pollution, reservoir damage and environmental risks are generally not fully insurable. Also, Diamond Offshore does not typically purchase loss-of-hire insurance to cover lost revenues when a rig is unable to work. There can be no assurance that Diamond Offshore will continue to carry the insurance it currently maintains, that its insurance will cover all types of losses or that it will be able to maintain adequate insurance in the future at rates it considers to be reasonable or that Diamond Offshore will be able to obtain insurance against some risks.

If an accident or other event occurs that exceeds Diamond Offshore’s insurance coverage limits or is not an insurable event under its insurance policies, or is not fully covered by contractual indemnity, it could result in significant loss to Diamond Offshore.

Significant portions of Diamond Offshore’s operations are conducted outside the United States and involve additional risks not associated with United States domestic operations.

Diamond Offshore’s operations outside the United States accounted for approximately 58%, 66% and 79% of its total consolidated revenues for 2017, 2016 and 2015 and include, or have included, operations in South America, Australia and Southeast Asia, Europe, East and West Africa, the Mediterranean and Mexico. Because Diamond Offshore operates in various regions throughout the world, it is exposed to a variety of risks inherent in international operations, including risks of war or conflicts, political and economic instability and disruption, civil disturbance, acts of piracy, terrorism or other assaults on property or personnel, corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism), changes in global monetary and trade policies, laws and regulations, fluctuations in currency exchange rates, restrictions on currency exchange, controls over the repatriation of income or capital and other risks. Diamond Offshore may not have insurance coverage for these risks, or it may not be able to obtain adequate insurance coverage for such events at reasonable rates. Diamond Offshore’s operations may become restricted, disrupted or prohibited in any country in which any of these risks occur.

Diamond Offshore is also subject to the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations governing its international operations in addition to domestic and international anti-bribery laws and sanctions, trade laws and regulations, customs laws and regulations and other restrictions imposed by other governmental or international authorities. In addition, international contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to the equipping and operation of drilling rigs, import-export quotas or other trade barriers, repatriation of foreign earnings or capital, oil and gas exploration and development, local content requirements, taxation of offshore earnings and earnings of expatriate personnel and use and compensation of local employees and suppliers by foreign contractors.

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

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (“DFAC”), a Cayman Islands subsidiary that it owns. It is Diamond Offshore’s intention to continue to indefinitely reinvest the earnings of DFAC and its foreign subsidiaries to finance its foreign activities. Diamond Offshore does not expect to provide for U.S. taxes on any earnings generated by DFAC and its foreign subsidiaries, except to the extent that these earnings are immediately subjected to U.S. federal income tax, such as under the Tax Cut and Jobs Act of 2017 (the “Tax Act”). Should a future distribution be made from any unremitted earnings of this subsidiary, Diamond Offshore may be required to record additional U.S. income taxes and/or withholding taxes in certain jurisdictions; however, it is not practical to estimate this potential liability.

Diamond Offshore’s debt levels may limit its liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

Diamond Offshore’s business is highly capital intensive and dependent on having sufficient cash flow and/or available sources of financing in order to fund its capital expenditure requirements. As of December 31, 2017, Diamond Offshore had outstanding $2 billion of senior notes, maturing at various times from 2023 through 2043. As of February 9, 2018, Diamond Offshore had no outstanding borrowings and $1.5 billion available under its revolving credit facility to meet its short term liquidity requirements. Diamond Offshore may incur additional indebtedness in the future and borrow from time to time under its revolving credit facility to fund working capital or other needs, subject to compliance with its covenants.

Diamond Offshore’s ability to meet its debt service obligations is dependent upon its future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting its operations, many of which are beyond its control. High levels of indebtedness could have negative consequences to Diamond Offshore, including:

•	it may have difficulty satisfying its obligations with respect to its outstanding debt;

•	it may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•	it may need to use a substantial portion of available cash flow from operations to pay interest and principal on its debt, which would reduce the amount of money available to fund working capital requirements, capital expenditures, the payment of dividends and other general corporate or business activities;

•	vulnerability to the effects of general economic downturns, adverse industry conditions and adverse operating results could increase;

•	flexibility in planning for, or reacting to, changes in its business and in its industry in general could be limited;

•	it may not have the ability to pursue business opportunities that become available;

•	the amount of debt and the amount it must pay to service its debt obligations could place Diamond Offshore at a competitive disadvantage compared to its competitors that have less debt;

•	customers may react adversely to its significant debt level and seek alternative service providers; and

•

failure to comply with the restrictive covenants in its debt instruments that, among other things, require Diamond Offshore to maintain a specified ratio of its consolidated indebtedness to total capitalization and limit the ability of its subsidiaries to incur debt, could result in an event of default that, if not cured or waived, could have a material adverse effect on its business.

In addition, Diamond Offshore’s $1.5 billion revolving credit facility matures on October 22, 2020, except for $40 million of commitments that mature on March 17, 2019 and $60 million of commitments that mature on October 22, 2019. Diamond Offshore’s ability to renew or replace its revolving credit facility is dependent on numerous factors, including its financial condition and prospects at the time and the then current state of the bank and capital markets in the U.S. Diamond Offshore’s liquidity may be adversely affected if it is unable to replace the revolving credit facility upon acceptable terms when it matures.

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

Each year, a portion of Boardwalk Pipeline’s firm natural gas transportation contracts expire and need to be replaced or renewed. Over the past several years, as a result of current market conditions, Boardwalk Pipeline has renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with Boardwalk Pipeline’s Gulf South, Texas Gas and Gulf Crossing Pipeline expansion projects, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions that were developed to serve growing production in Texas, Oklahoma and Louisiana and anchored primarily by ten-year firm transportation agreements with producers and priced based on then current market conditions. As the terms of these remaining expansion contracts expire in 2018 through 2020, Boardwalk Pipeline will have significantly more transportation contract expirations than it has had during the past several years. If these contracts are renewed, Boardwalk Pipeline expects that the new contracts will be at lower rates and for shorter contract terms than the contracts they are replacing. If these contracts are renewed at current market rates, the revenues earned from these transportation contracts would be materially lower than they are today. For a discussion of current developments, see the Firm Transportation Agreements portion of the Results of Operations – Boardwalk Pipeline section of MD&A under Item 7.

The narrowing of the price differentials between natural gas supplies and market demand for natural gas has reduced the transportation rates that Boardwalk Pipeline can charge.

The transportation rates Boardwalk Pipeline is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Current market conditions have resulted in a sustained narrowing of basis differentials on certain portions of Boardwalk Pipeline’s pipeline system, which has reduced transportation rates that can be charged in the affected areas and adversely affected the contract terms Boardwalk Pipeline can secure from its customers for available transportation capacity and for contracts being renewed or replaced. The prevailing market conditions may also lead some of its customers to seek to renegotiate existing contracts to terms that are less attractive to Boardwalk Pipeline; for example, seeking a current price reduction in exchange for an extension of the contract term. Boardwalk Pipeline expects these market conditions to continue.

Boardwalk Pipeline’s actual construction and development costs could exceed its forecasts, its anticipated cash flow from construction and development projects will not be immediate and its construction and development projects may not be completed on time or at all.

Boardwalk Pipeline is engaged in multiple significant construction projects involving its existing assets and the construction of new facilities for which it has expended or will expend significant capital. Boardwalk Pipeline expects to continue to engage in the construction of additional growth projects and modifications of its system. When Boardwalk Pipeline builds a new pipeline or expands or modifies an existing facility, the design, construction and development occurs over an extended period of time, and it will not receive any revenue or cash flow from that project until after it is placed in service. Typically, there are several years between when the project is announced and when customers begin using the new facilities. During this period, Boardwalk Pipeline spends capital and incurs costs without receiving any of the financial benefits associated with the projects. The construction of new assets involves regulatory (federal, state and local), landowner opposition, environmental, activist, legal, political, materials and labor costs, as well as operational and other risks that are difficult to predict and beyond Boardwalk Pipeline’s control. Any of these projects may not be completed on time or at all due to a variety of factors, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that Boardwalk Pipeline is not aware of when it commits to the project, including the inability of any shipper to provide adequate credit support or to otherwise perform their obligations under any precedent agreements. Any of these events could result in material unexpected costs or have a material adverse effect on Boardwalk Pipeline’s ability to realize the anticipated benefits from its growth projects.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by the FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. Boardwalk Pipeline may not be able to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by the FERC, including the types and terms of services Boardwalk Pipeline may offer to its customers, construction of new facilities, creation, modification or abandonment of services or facilities and recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect Boardwalk Pipeline’s ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. The FERC can also deny Boardwalk Pipeline the right to abandon certain facilities from service.

The FERC also regulates the rates Boardwalk Pipeline can charge for its natural gas transportation and storage operations. For cost-based services, the FERC establishes both the maximum and minimum rates Boardwalk Pipeline can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The FERC has issued a notice of inquiry concerning the inclusion of income taxes in the rates of an interstate pipeline that operates as a master limited partnership. The ultimate outcome of this proceeding could impact the maximum rates Boardwalk Pipeline can charge on its FERC regulated pipelines. The FERC has not finalized this proceeding.

Enacted on December 22, 2017, the Tax Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. Since the Tax Act was signed into law, filings have been made at the FERC requesting that the FERC require pipelines to lower their transportation rates to account for lower corporate taxes. Following the effective date of the law, the FERC orders granting certificates to construct proposed pipeline facilities have directed pipelines proposing new rates for service on those facilities to re-file such rates so that the rates reflect the reduction in the corporate tax rate, and the FERC has issued data requests in pending certificate proceedings for proposed pipeline facilities requesting pipelines to explain the impacts of the reduction in the corporate tax rate on the rate proposals in those proceedings and to provide re-calculated initial rates for service on the proposed pipeline facilities. The FERC may enact other regulations or issue further requests to pipelines regarding the impact of the corporate tax rate change on the rates. The FERC’s establishment of a just and reasonable rate is based on many components, and the reduction in the corporate tax rate may only impact two such components, the allowance for income taxes and the amount for accumulated deferred income taxes. The FERC or Boardwalk Pipeline’s shippers may challenge rates in the future, which could result in a new rate that may be lower than the rates Boardwalk Pipeline currently charges. The FERC or Boardwalk Pipeline’s customers can challenge the existing rates on any of Boardwalk Pipeline’s pipelines. Such a challenge against Boardwalk Pipeline could adversely affect its ability to charge rates that would cover future increases in its costs or even to continue to collect rates to maintain its current revenue levels that are designed to permit a reasonable opportunity to recover current costs and depreciation and earn a reasonable return.

In December of 2017, the FERC announced it will review its 1999 Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities that is used in the determination of whether to grant certificates for new pipeline projects. Boardwalk Pipeline is unable to predict what, if any, changes may be proposed that will affect its natural gas pipeline business or when such proposals, if any, might become effective. Boardwalk Pipeline does not expect that any change in this policy would affect it in a materially different manner than any other natural gas pipeline company operating in the U.S.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipeline to increased capital and operating costs and operational delays.

Boardwalk Pipeline’s interstate pipelines are subject to regulation by PHMSA, which is part of DOT. PHMSA regulates the design, installation, testing, construction, operation, replacement and management of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures to promote pipeline safety in HCAs, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of Boardwalk Pipeline’s intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect Boardwalk Pipeline’s intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies with respect thereto could cause Boardwalk Pipeline to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in Boardwalk Pipeline incurring increased capital and operating costs, experience operational delays, and result in potential adverse impacts to its operations or ability to reliably serve its customers. Requirements that are imposed under the 2011 Act or the more recent 2016 Act may also increase Boardwalk Pipeline’s capital and operating costs or impact the operation of its pipelines.

Boardwalk Pipeline has entered into certain firm transportation contracts with shippers on certain of its expansion projects that utilize the design capacity of certain of its pipeline assets, based upon the authority Boardwalk Pipeline received from PHMSA to operate those pipelines under special permits at higher than normal operating pressures of up to 0.80 of the pipeline’s SMYS. PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, it could affect Boardwalk Pipeline’s ability to transport all of its contracted quantities of natural gas on these pipeline assets and it could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations.

Boardwalk Pipeline is exposed to credit risk relating to default or bankruptcy by its customers.

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipeline has credit risk with both its existing customers and those supporting its growth projects.

Natural gas producers comprise a significant portion of Boardwalk Pipeline’s revenues and support several of its growth projects, including those recently placed into service. In 2017, approximately 46% of Boardwalk Pipeline’s revenues were generated from contracts with natural gas producers. For existing customers on its interstate pipelines, FERC gas tariffs limit the amount of credit support Boardwalk Pipeline can obtain. Over the past several years, the prices of oil and natural gas have been unstable. If oil and natural gas prices continue to remain unstable for a sustained period of time, Boardwalk Pipeline’s producer customers will be adversely affected, which could lead some customers to default on their obligations to Boardwalk Pipeline or file for bankruptcy.

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

For 2017, while no customer comprised 10% or more of its operating revenues, the top ten customers comprised approximately 41% of revenues. If any of Boardwalk Pipeline’s significant customers have credit or financial problems which result in bankruptcy, a delay or failure to pay for services provided by Boardwalk Pipeline to post the required credit support for construction associated with its growth projects or existing contracts or to repay the gas they owe Boardwalk Pipeline, it could have a material adverse effect on its business.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact Boardwalk Pipeline’s business.

Boardwalk Pipeline’s customers, especially producers, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors. The declines in the levels of natural gas, oil and NGLs prices experienced in recent history have adversely affected the businesses of Boardwalk Pipeline’s producer customers and reduced the demand for Boardwalk Pipeline’s services and could result in defaults or the non-renewal of Boardwalk Pipeline’s contracted capacity when existing contracts expire. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and reduce demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could reduce the utilization of capacity on Boardwalk Pipeline’s systems and reduce the demand of its services.

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

Boardwalk Pipeline does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to its operations.

Boardwalk Pipeline does not own all of the land on which its pipelines and facilities have been constructed, and Boardwalk Pipeline is subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Boardwalk Pipeline obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. Boardwalk Pipeline cannot guarantee that it will always be able to renew, when necessary, existing rights-of-way or obtain new rights-of-way without experiencing significant costs. Any loss of these rights with respect to Boardwalk Pipeline’s real property, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on its business.

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases. While no comprehensive climate change legislation has been implemented at the federal level, the Environmental Protection Agency (“EPA”) and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources such as, for example, limitations on emissions of methane through equipment control and leak detection and repair requirements.

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

Risks Related to Us and Our Subsidiary, Loews Hotels Holding Corporation

Loews Hotels & Co’s business may be adversely affected by various operating risks common to the lodging industry, including competition, excess supply and dependence on business travel and tourism.

Loews Hotels & Co owns and operates hotels which have different economic characteristics than many other real estate assets. A typical office property, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each hotel to change every day, and results in earnings that can be highly volatile.

In addition, Loews Hotels & Co’s properties are subject to various operating risks common to the lodging industry, many of which are beyond Loews Hotels & Co’s control, including:

•	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases;

•	natural or man-made disasters;

•	any material reduction or prolonged interruption of public utilities and services;

•	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business due to adverse economic conditions or otherwise;

•	decreased need for business-related travel due to innovations in business-related technology;

•	competition from other hotels and alternative accommodations, such as Airbnb, in the markets in which Loews Hotels & Co operates;

•	requirements for periodic capital reinvestment to maintain and upgrade hotels;

•

increases in operating costs, including labor (including minimum wage increases), workers’ compensation, benefits, insurance, food, energy and unanticipated costs resulting from force majeure events, due to inflation, new or different federal, state or local governmental regulations and other factors that may not be offset by increased room rates;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

•

organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for Loews Hotels & Co’s properties generally as a result of certain labor tactics;

•

changes in the desirability of particular locations or travel patterns of customers, including with respect to the underlying attractions supporting Loews Hotels & Co’s existing and under development immersive destination properties, such as the Universal theme park for its Orlando, Florida properties, the stadiums in Arlington, Texas and St. Louis, Missouri for its Live! By Loews hotels and the convention center for its Kansas City Hotel, geographic concentration of its operations and customers and shortages of desirable locations for development; and

•	relationships with third-party property owners, developers, landlords and joint venture partners, including the risk that owners and/or partners may terminate management or joint venture agreements.

These factors, and the reputational repercussions of these factors, could adversely affect, and from time to time have adversely affected, individual hotels and hotels in particular regions.

Loews Hotels & Co is exposed to the risks resulting from significant investments in owned and leased real estate, which could increase its costs, reduce its profits, limit its ability to respond to market conditions or restrict its growth strategy.

Loews Hotels & Co’s proportion of owned and leased properties, compared to the number of properties that it manages for third-party owners, is larger than that of some of its competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, including:

•	real estate, insurance, zoning, tax, environmental and eminent domain laws;

•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

•

risks associated with the possibility that cost increases will outpace revenue increases and that, in the event of an economic slowdown, a high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•	risks associated with real estate leases, including the possibility of rent increases and the inability to renew or extend upon favorable terms;

•	fluctuations in real estate values and potential impairments in the value of Loews Hotels & Co’s assets; and

•	the relative illiquidity of real estate compared to some other assets.

The hospitality industry is subject to seasonal and cyclical volatility.

The hospitality industry is seasonal in nature. The periods during which Loews Hotels & Co’s properties experience higher revenues vary from property to property, depending principally upon location and the consumer base served. Loews Hotels & Co generally expects revenues to be lower in the first quarter of each year than in each of the three subsequent quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of its industry may contribute to fluctuation in Loews Hotels & Co’s results of operations and financial condition.

Loews Hotels & Co operates in a highly competitive industry, both for customers and for acquisitions and developments of new properties.

The lodging industry is highly competitive. Loews Hotels & Co’s properties compete with other hotels and alternative accommodations based on a number of factors, including room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of its competitors also have greater financial and marketing resources than Loews Hotels & Co. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms.

Loews Hotels & Co also competes for hotel acquisitions and development projects with entities that have similar investment objectives as it does. This competition could limit the number of suitable investment opportunities. It may also increase the bargaining power of Loews Hotels & Co’s counterparties, making it more difficult for Loews Hotels & Co to acquire or develop new properties on attractive terms or on the terms contemplated in its business plan.

Any deterioration in the quality or reputation of Loews Hotels & Co’s brands could have an adverse effect on its reputation and business.

Loews Hotels & Co’s brands and its reputation are among its most important assets. Its ability to attract and retain guests depends, in part, on the public recognition of its brands and their associated reputation. If its brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, or its brands or reputation are otherwise harmed, Loews Hotels & Co may be unable to attract guests to its properties, and may further be unable to attract or retain joint venture partners or hotel owners.

Loews Hotels & Co’s efforts to develop new properties and renovate existing properties could be delayed or become more expensive.

Loews Hotels & Co from time to time renovates its properties and is currently expanding its portfolio through the ground-up construction of a number of new developments, including new properties in Orlando, Florida, Arlington, Texas, Kansas City, Missouri and St. Louis, Missouri and in the future may similarly develop additional new properties. Often these projects are undertaken with joint venture partners. These efforts are subject to a number of risks, including:

•

construction delays or cost overruns (including labor and materials or unforeseeable site conditions) that may increase project costs or cause new development projects to not be completed by lender imposed required completion dates;

•	obtaining zoning, occupancy and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•	governmental restrictions on the size or kind of development;

•	force majeure events, including earthquakes, tornados, hurricanes or floods; and

•	design defects that could increase costs.

Additionally, developing new properties typically involves lengthy development periods during which significant amounts of capital must be funded before the properties begin to operate and generate revenue. If the cost of funding new development exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, Loews Hotels & Co’s profits could be reduced. Further, due to the lengthy development cycle, intervening adverse economic conditions in general and as they apply to Loews Hotels & Co and its development partners may alter or impede the development plans, thereby resulting in incremental costs or potential impairment charges. In addition, using multiple sources of capital to develop new properties reduces or eliminates the ability of Loews Hotels & Co to cease commenced projects if the overall economic environment conditions change. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.

Loews Hotels & Co’s properties are geographically concentrated, which exposes its business to the effects of regional events and occurrences.

Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2017, six hotels, representing approximately 49% of rooms in its system, were located in Florida. The concentration of hotels in one region or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments include regional economic downturns, a decline in the popularity of or access to area tourist attractions, such as theme parks, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which it is concentrated. In addition, Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, which may in the future be intensified as a result of climate change, as well as outbreaks of pandemic or contagious diseases.

The growth and use of alternative reservation channels adversely affects Loews Hotels & Co’s business.

A significant percentage of hotel rooms for guests at Loews Hotels & Co’s properties is booked through internet travel and other intermediaries. In most cases, Loews Hotels & Co has agreements with such intermediaries and pays them commissions and/or fees for sales of its rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions or fees, reduced room rates or other significant concessions from Loews Hotels & Co. There can be no assurance that Loews Hotels & Co will be able to negotiate such agreements in the future with terms as favorable as those that exist today. Moreover, these intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites and other outlets. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to Loews Hotels & Co’s brands.

Under certain circumstances, Loews Hotels & Co’s insurance coverage may not cover all possible losses, and it may not be able to renew its insurance policies on favorable terms, or at all.

Although Loews Hotels & Co maintains various property, casualty and other insurance policies, proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. The insurance coverage Loews Hotels & Co does obtain may contain large deductibles or fail to cover certain events, hazards or all potential losses.

Labor shortages could restrict Loews Hotels & Co’s ability to operate its properties or grow its business or result in increased labor costs that could reduce its profits.

Loews Hotels & Co’s properties are staffed 24 hours a day, seven days a week by thousands of employees. If it is unable to attract, retain, train and engage skilled employees, its ability to manage and staff its properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages could also hinder its ability to grow and expand its business. Because payroll costs are a major component of the operating expenses at its properties, a shortage of skilled labor could also require higher wages that would increase its labor costs.

Risks Related to Us and Our Subsidiary, Consolidated Container Company LLC

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

In addition, the credit agreements governing its current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which impose significant operating and financial restrictions on it. As a result of these covenants, Consolidated Container could be limited in the manner in which it conducts its business and may be unable to engage in favorable business activities or finance future operations or capital needs. Furthermore, a failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on Consolidated Container.

Fluctuations in raw material prices and raw material availability may affect Consolidated Container’s results.

To produce its products, Consolidated Container uses large quantities of plastic resins and recycled plastic materials. It faces the risk that its access to these raw materials may be interrupted or that it may not be able to purchase these raw materials at prices that are acceptable to it. In general, Consolidated Container does not have long-term supply contracts with its suppliers, and its purchases of raw materials are subject to market price volatility. Although Consolidated Container generally is able to pass changes in the prices of raw materials through to its customers over a period of time, it may not always be able to do so or there may be a lag between when its costs increase and when it passes those costs through to its customers. It may not be able to pass through all future raw material price increases in a timely manner or at all due to competitive pressures. In addition, a sustained increase in resin and recycled plastic prices, relative to alternative packaging materials, would make plastic containers less economical for its customers and could result in a slower pace of conversions to, or reductions in the use of, plastic containers. Any limitation on its ability to procure its primary raw materials or to pass through price increases in such materials on a timely basis could negatively affect Consolidated Container.

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

We and our subsidiaries are dependent upon information technologies, computer systems and networks, including those maintained by us and our subsidiaries and those maintained and provided to us and our subsidiaries by third parties (for example, “software-as-a-service” and cloud solutions), to conduct operations and are reliant on technology to help increase efficiency in our and their businesses. We and our subsidiaries are dependent upon operational and financial computer systems to process the data necessary to conduct almost all aspects of our and their businesses. Any failure of our or our subsidiaries’ computer systems, or those of our or their customers, vendors or others with whom we and they do business, could materially disrupt business operations. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, theft, design defects, human error or complications encountered as existing systems are replaced or upgraded. In addition, it has been reported that unknown entities or groups have mounted so-called “cyber attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In particular, the U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences and there have also been reports that hotel chains, among other consumer-facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Breaches of our and our subsidiaries’ computer security infrastructure can result from actions by our employees, vendors, third party administrators or by unknown third parties, and may disrupt our or their operations, cause damage to our or their assets and surrounding areas and impact our or their data framework or cause a failure to protect personal information of customers or employees.

The foregoing risks relating to disruption of service, interruption of operations and data loss could impact our and our subsidiaries’ ability to timely perform critical business functions, resulting in disruption or deterioration in our and our subsidiaries’ operations and business and expose us and our subsidiaries to monetary and reputational damages. In addition, potential exposures include substantially increased compliance costs and required computer system upgrades and security related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations, both in the U.S. and foreign jurisdictions.

Some of our subsidiaries’ customer bases are concentrated.

Some of our subsidiaries’ customer bases are concentrated. For instance, during 2017, two of Diamond Offshore’s customers in the Gulf of Mexico and Diamond Offshore’s three largest customers accounted for 41% and an aggregate of 60% of its annual total consolidated revenues. In addition, the number of customers that it has performed services for declined from 35 in 2014 to 14 in 2017. For Boardwalk Pipeline, while no customer comprised more than 10% or more of its operating revenues, its top ten customers comprised approximately 41% of its revenues during 2017. Consolidated Container also depends on several large customers. The loss of or other problem with a significant customer could have a material adverse impact on these subsidiaries’ and our financial results.

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

We and our subsidiaries are or may become parties to legal proceedings and disputes. These matters may include, among others, contract disputes, claims disputes, reinsurance disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, intellectual property disputes, disputes related to employment and tax matters and other litigation incidental to our or their businesses. Although our current assessment is that, other than as disclosed in this Report, there is no pending litigation that could have a significant adverse impact, it is difficult to predict the outcome or effect of any litigation matters and if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in approximately 136,000 square feet of leased office space in two buildings in New York City. We also lease approximately 21,000 square feet of office space in one building in White Plains, New York. Information relating to our subsidiaries’ properties is contained under Item 1.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “L.” The following table sets forth the reported high and low sales prices in each calendar quarter:

	2017		2016
	High	Low	High	Low

First Quarter	$47.88	$45.25	$39.62	$33.84
Second Quarter	48.39	45.62	41.09	37.25
Third Quarter	49.58	45.01	42.07	39.67
Fourth Quarter	51.02	47.64	48.05	40.61

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group set forth below (“Loews Peer Group”) for the five years ended December 31, 2017. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2012 and that all dividends were reinvested.

	2012	2013	2014	2015	2016	2017
Loews Common Stock	100.0	119.03	104.29	95.92	117.70	126.40
S&P 500 Index	100.0	132.39	150.51	152.59	170.84	208.14
Loews Peer Group (a)	100.0	125.98	132.68	125.62	145.82	150.20

(a)

The Loews Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries: Chubb Limited (name change from ACE Limited after it acquired The Chubb Corporation on January 15, 2016), W.R. Berkley Corporation, The Chubb Corporation (included through January 15, 2016 when it was acquired by ACE Limited), Energy Transfer Partners L.P., Ensco plc, The Hartford Financial Services Group, Inc., Kinder Morgan Energy Partners, L.P. (included through November 26, 2014 when it was acquired by Kinder Morgan Inc.), Noble Corporation plc, Spectra Energy Corp (included through February 24, 2017 when it was acquired by Enbridge Inc.), Transocean Ltd. and The Travelers Companies, Inc.

Dividend Information

We have paid quarterly cash dividends in each year since 1967. Regular dividends of $0.0625 per share of Loews common stock were paid in each calendar quarter of 2017 and 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2017 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in the first column)

Equity compensation plans approved by security holders (a)	4,852,639	$40.05	5,825,173
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)

Reflects 4,266,050 outstanding stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan, 571,323 outstanding unvested time-based and performance-based restricted stock units (“RSUs”) and 15,266 deferred vested time-based RSUs awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.

(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

As of February 2, 2018, we had approximately 800 holders of record of our common stock.

Common Stock Repurchases

During the fourth quarter of 2017, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2017 - October 31, 2017	N/A	N/A	N/A	N/A

November 1, 2017 - November 30, 2017	1,401,545	$49.60	N/A	N/A

December 1, 2017 - December 31, 2017	3,228,573	49.97	N/A	N/A

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2017	2016	2015	2014	2013

(In millions, except per share data)

Results of Operations:

Revenues	$13,735	$13,105	$13,415	$14,325	$14,613
Income before income tax	$1,582	$936	$244	$1,810	$2,277
Income from continuing operations	$1,412	$716	$287	$1,353	$1,621
Discontinued operations, net				(391)	(552)

Net income	1,412	716	287	962	1,069
Amounts attributable to noncontrolling interests	(248)	(62)	(27)	(371)	(474)

Net income attributable to Loews Corporation	$1,164	$654	$260	$591	$595

Net income attributable to Loews Corporation:
Income from continuing operations	$1,164	$654	$260	$962	$1,149
Discontinued operations, net				(371)	(554)

Net income	$1,164	$654	$260	$591	$595

Diluted Net Income Per Share:

Income from continuing operations	$3.45	$1.93	$0.72	$2.52	$2.95
Discontinued operations, net				(0.97)	(1.42)

Net income	$3.45	$1.93	$0.72	$1.55	$1.53

Financial Position:

Investments	$52,226	$50,711	$49,400	$52,032	$52,945
Total assets	79,586	76,594	76,006	78,342	79,913
Debt	11,533	10,778	10,560	10,643	10,318
Shareholders’ equity	19,204	18,163	17,561	19,280	19,458
Cash dividends per share	0.25	0.25	0.25	0.25	0.25
Book value per share	57.83	53.96	51.67	51.70	50.25
Shares outstanding	332.09	336.62	339.90	372.93	387.21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The operations of Consolidated Container Company LLC (“Consolidated Container”) since the acquisition date are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31	2017	2016	2015

(In millions)

CNA Financial	$801	$774	$433
Diamond Offshore	(27)	(186)	(156)
Boardwalk Pipeline	380	89	74
Loews Hotels & Co	64	12	12
Corporate	(54)	(35)	(103)

Net income attributable to Loews Corporation	$1,164	$654	$260

Basic net income per common share	$3.46	$1.93	$0.72

Diluted net income per common share	$3.45	$1.93	$0.72

2017 Compared with 2016

Consolidated net income attributable to Loews Corporation for 2017 was $1.16 billion, or $3.45 per share, compared to $654 million, or $1.93 per share, in 2016.

Net income for 2017 includes a significant net benefit of $200 million, or $0.59 per share, resulting from the enactment on December 22, 2017 of the Tax Cut and Jobs Act of 2017, (the “Tax Act”). The net benefit primarily relates to the remeasurement of Loews’s net deferred tax liability precipitated by the lowering of the U.S. federal corporate tax rate from 35% to 21%. Excluding the impact of the Tax Act, net income for 2017 would have been $964 million. For additional details on the Tax Act, see the subsidiary discussions below.

Net income attributable to Loews in 2017 increased as compared to the prior year partially due to the net benefit from the Tax Act discussed above. Absent this benefit, net income increased $310 million primarily from higher earnings at CNA, Loews Hotels & Co and Diamond Offshore. Net income for 2017 and 2016 included asset impairment charges at Diamond Offshore of $32 million and $267 million (both after tax and noncontrolling interests).

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

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2017, 2016 and 2015 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Year Ended December 31	2017	2016	2015

(In millions)

Revenues:
Insurance premiums	$6,988	$6,924	$6,921
Net investment income	2,034	1,988	1,840
Investment gains (losses)	122	62	(71)
Other revenues	439	410	411

Total	9,583	9,384	9,101

Expenses:
Insurance claims and policyholders’ benefits	5,310	5,283	5,384
Amortization of deferred acquisition costs	1,233	1,235	1,540
Other operating expenses	1,523	1,558	1,469
Interest	203	167	155

Total	8,269	8,243	8,548

Income before income tax	1,314	1,141	553
Income tax expense	(419)	(279)	(71)

Net income	895	862	482
Amounts attributable to noncontrolling interests	(94)	(88)	(49)

Net income attributable to Loews Corporation	$801	$774	$433

2017 Compared with 2016

Net income increased $27 million in 2017 as compared with 2016 primarily due to improved non-catastrophe current accident year underwriting results, lower adverse prior year reserve development recorded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, higher net investment income and higher net realized investment results. These increases were partially offset by higher net catastrophe losses in 2017, and a loss of $24 million (after tax and noncontrolling interests) on the early redemption of debt in 2017. As a result of the Tax Act, CNA’s net deferred tax assets were remeasured as of the date of enactment, resulting in a one-time decrease to net income of $87 million ($78 million after noncontrolling interests).

2016 Compared with 2015

Net income increased $380 million in 2016 as compared with 2015, primarily as a result of a $305 million ($177 million after tax and noncontrolling interests) charge in 2015 related to increasing long term care active life and claim reserves. As the active life reserve assumptions were unlocked in 2015, long term care results in 2016 improved significantly. Results in 2016 also reflect favorable net prior year development of $314 million as compared to $218 million recorded in 2015. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements under Item 8. In addition, net investment income increased $148 million and investment results improved $133 million in 2016 as compared with 2015, driven by improved limited partnership investments and fixed maturity securities income, lower other-than-temporary impairment (“OTTI”) losses recognized in earnings and higher net realized investment gains on sales of securities. These increases were partially offset by an increase in the current accident year loss ratio and higher underwriting expenses.

CNA’s Property & Casualty and Other Insurance Operations

CNA’s Property and Casualty Operations include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property and Casualty Operations include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including CNA Re and A&EP. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s Property and Casualty Operations and Other Insurance Operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

What we previously referred to as Net operating income (loss) for CNA in our public disclosures, is now called Core income (loss). With this terminology change, Non-Core operations is now called Other Insurance Operations. The fourth quarter 2017 net deferred tax asset remeasurement was excluded from core income (loss) for the year ended December 31, 2017. Otherwise, there were no changes to the calculation of this measure. In assessing CNA’s insurance operations, the Company utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding from net income (loss) (i) net realized investment gains or losses, (ii) income or loss from discontinued operations, (iii) any cumulative effects of changes in accounting guidance and (iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. federal tax rate change. In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes net realized investment gains or losses because net realized investment gains or losses are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes this measure is useful to investors as management uses this measure to assess financial performance.

Property and Casualty Operations

In evaluating the results of the Property and Casualty Operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure changes. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.

The following tables summarize the results of CNA’s Property and Casualty Operations for the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31, 2017	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$2,771	$2,882	$881	$6,534
Net earned premiums	2,753	2,840	857	6,450
Net investment income	538	642	52	1,232
Core income	610	341	8	959

Other performance metrics:
Loss and loss adjustment expense ratio	55.8%	67.9%	67.0%	62.6%
Expense ratio	32.0	35.2	37.8	34.2
Dividend ratio	0.2	0.6		0.3

Combined ratio	88.0%	103.7%	104.8%	97.1%

Rate	0%	0%	0%	0%
Renewal premium change	2	2	2	2
Retention	88	86	80	86
New business (a)	$251	$559	$275	$1,085

Year Ended December 31, 2016

Net written premiums	$2,780	$2,841	$821	$6,442
Net earned premiums	2,779	2,804	806	6,389
Net investment income	516	638	51	1,205
Core income	650	311	21	982

Other performance metrics:
Loss and loss adjustment expense ratio	52.8%	68.7%	61.0%	60.8%
Expense ratio	32.0	36.8	38.1	34.9
Dividend ratio	0.2	0.3		0.2

Combined ratio	85.0%	105.8%	99.1%	95.9%

Rate	1%	(2)%	(1)%	(1)%
Renewal premium change	2	3	(1)	2
Retention	88	84	76	85
New business (a)	$249	$520	$240	$1,009

Year Ended December 31, 2015	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$2,781	$2,818	$822	$6,421
Net earned premiums	2,782	2,788	804	6,374
Net investment income	474	593	52	1,119
Core income	560	369	37	966

Other performance metrics:
Loss and loss adjustment expense ratio	57.4%	65.1%	59.5%	61.0%
Expense ratio	31.1	36.1	38.1	34.2
Dividend ratio	0.2	0.3		0.2

Combined ratio	88.7%	101.5%	97.6%	95.4%

Rate	1%	1%	(1)%	1%
Renewal premium change	3	4
Retention	87	78	76	81
New business (a)	$279	$552	$111	$942

(a)	Includes Hardy new business of $151 million and $133 million for the years ended December 31, 2017 and 2016. Prior year amounts are not included for Hardy.

2017 Compared with 2016

Total net written premiums increased $92 million in 2017 as compared with 2016. Net written premiums for International increased $60 million in 2017 as compared with 2016 due to higher new business, positive renewal premium change and higher retention. Excluding the effect of foreign currency exchange rates and premium development, net written premiums for International increased 6.7% in 2017. Net written premiums for Specialty were consistent with 2016. New business, renewal premium change and retention also remained at consistent levels for Specialty. Net written premiums for Commercial increased $41 million in 2017 as compared with 2016, primarily driven by higher new business within Middle Markets, strong retention and positive renewal premium change. This was partially offset by an unfavorable premium rate adjustment within its Small Business unit as discussed in Note 18 to the Consolidated Financial Statements under Item 8. The change in net earned premiums for Commercial and International was consistent with the trend in net written premiums.

Core income decreased $23 million in 2017 as compared with 2016. The decrease was due to lower favorable net prior year loss reserve development and higher net catastrophe losses, partially offset by improved non-catastrophe current accident year underwriting results and higher net investment income. In addition, results reflect the favorable period over period effect of foreign currency exchange. Net catastrophe losses were $259 million (after tax) in 2017 as compared to net catastrophe losses of $111 million (after tax) in 2016.

Favorable net prior year development of $302 million and $316 million was recorded in 2017 and 2016. In 2017 and 2016, Specialty recorded favorable net prior year development of $216 million and $305 million. Commercial recorded favorable net prior year development of $59 million as compared with unfavorable net prior year development of $53 million in 2016. International recorded favorable net prior year development of $27 million and $64 million in 2017 and 2016. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 3.0 points in 2017 as compared with 2016. The loss ratio increased 3.0 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $49 million, or 1.8 points of the loss ratio, in 2017 as compared with $18 million, or 0.6 points of the loss ratio, in 2016. The loss ratio, excluding catastrophes and development, improved 1.3 points. The expense ratio in 2017 was consistent with 2016.

Commercial’s combined ratio improved 2.1 points in 2017 as compared with 2016. The loss ratio improved 0.8 points primarily due to the favorable period over period effect of net prior year loss reserve development, partially offset by higher net catastrophe losses. Net catastrophe losses were $267 million, or 9.4 points of the loss ratio, in 2017, as compared with $116 million, or 4.1 points of the loss ratio, in 2016. The loss ratio, excluding catastrophes and development, improved 1.9 points. The expense ratio improved 1.6 points in 2017 as compared with 2016 reflecting both CNA’s ongoing efforts to improve productivity and the actions taken in last year’s third and fourth quarters to reduce expenses.

International’s combined ratio increased 5.7 points in 2017 as compared with 2016. The loss ratio increased 6.0 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses, partially offset by lower current accident year large losses. Net catastrophe losses were $64 million, or 7.9 points of the loss ratio, in 2017, as compared to $31 million, or 3.9 points of the loss ratio, in 2016. The loss ratio excluding catastrophes and development improved 3.0 points. The expense ratio improved 0.3 points in 2017 as compared with 2016 primarily due to the higher net earned premiums.

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

Core income increased $16 million in 2016 as compared with 2015. The increase in core income was primarily due to higher favorable net prior year reserve development and net investment income, partially offset by an increase in the current accident year loss ratio and higher underwriting expenses. Net catastrophe losses were $111 million (after tax) in 2016 as compared to catastrophe losses of $95 million (after tax) in 2015.

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

International’s combined ratio increased 1.5 points in 2016 as compared with 2015. The loss ratio increased 1.5 points primarily due to an increase in the current accident year loss ratio driven by a higher level of large losses related to political risk, property and financial institutions, partially offset by higher favorable net prior year development. International’s expense ratio was consistent with 2015.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2017, 2016 and 2015.

Years Ended December 31	2017	2016	2015

(In millions)

Net earned premiums	$ 539	$ 536	$ 548
Net investment income	802	783	721
Core loss	(40)	(158)	(451)

2017 Compared with 2016

Core loss was $40 million in 2017, an improvement of $118 million as compared with 2016. This improvement was primarily driven by lower adverse prior year reserve development in 2017 for A&EP under the loss portfolio transfer, as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. In addition, the improvement also reflects a higher release of long term claim reserves resulting from the annual claims experience study as compared with 2016, higher net investment income and improved results in the long term care business driven by favorable morbidity partially offset by unfavorable persistency.

The effective tax rate for the long term care business is generally a function of the U.S. federal corporate income tax rate and the relative proportion of tax exempt investment income on municipal bonds supporting liabilities to the overall pretax income of the business. The reduction in the U.S. federal corporate income tax rate effective January 1, 2018 will reduce the tax benefit on the long term care business’s pretax losses.

2016 Compared with 2015

Core loss decreased $293 million in 2016 as compared to 2015. In 2015, CNA recognized a $198 million (after-tax) charge relating to a premium deficiency and claim reserve strengthening in its long term care business. The December 31, 2015 Gross Premium Valuation (“GPV”) indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was effected by the write off of the entire long term care deferred acquisition cost of $289 million and an increase to active life reserves of $7 million. Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results of CNA’s long term care business in 2016 reflect the variance between actual experience and the expected results contemplated in its best estimate reserves.

In 2016, the long term care business recorded Core income of $20 million, driven by a favorable release of claim reserves resulting from the annual claims experience study and higher net investment income due to an increase in the invested asset base. The long term care results were generally in line with expectations, as the impact of favorable morbidity was partially offset by unfavorable persistency. In 2015, results of CNA’s long term care business reflected variances between actual experience and actuarial assumptions that were locked-in at policy issuance. As a result of the reserve assumption unlocking, the 2016 and 2015 results are not comparable. For further discussion of the GPV and premium deficiency, see the Insurance Reserves section of this MD&A.

Core income in 2016 and 2015 was also negatively affected by $83 million and $55 million (after tax) charges related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP loss portfolio transfer, as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the CNA segment for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31	2017	2016	2015

(In millions)

Core income (loss):
Property and Casualty Operations	$ 959	$ 982	$ 966
Other Insurance Operations	(40)	(158)	(451)
Total core income (loss)	919	824	515
Realized investment gains (losses) (after tax)	82	43	(38)
Charge related to the Tax Act	(87)
Consolidating adjustments including purchase accounting and noncontrolling interests	(113)	(93)	(44)

Net income attributable to Loews Corporation	$ 801	$ 774	$ 433

Referendum on the United Kingdom’s Membership in the European Union

In 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, in 2017 the British government formally commenced the process to leave the E.U. and began negotiating the terms of treaties that will govern the U.K.’s future relationship with the E.U. Although the terms of any future treaties are unknown, CNA believes changes in its international operating platform will be required to allow CNA to continue to write business in the E.U. after the completion of Brexit. Therefore CNA has begun the process of establishing a new European subsidiary in Luxembourg. As a result of these changes, the complexity and cost of regulatory compliance of CNA’s European business is likely to increase.

Diamond Offshore

Overview

Oil prices have partially rebounded from the historical 12-year low of less than $30 per barrel in January of 2016 to the upper $60s per barrel range at the end of January of 2018. The increase in commodity price is in part due to the shutdown of a major North Sea pipeline in December of 2017, which led to production shutdowns at several offshore fields, and production cuts by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) and others that went into effect in 2017 to reduce the oversupply of oil and raise and potentially stabilize oil prices. However, the increase in oil prices has not yet resulted in a measurable increase in demand for offshore contract drilling services or higher dayrates as capital spending for offshore exploration and development remains at a relatively low level at the start of 2018. As a consequence, the offshore contract drilling industry remains weak.

Industry analysts have reported that in 2017, for the third consecutive year, the global supply of floater rigs decreased with 30 floaters being scrapped during the year, for a total of over 80 floaters retired since 2015. Despite these events, the oversupply of drilling rigs in the floater markets continues to persist as drilling rigs across all water depth categories continue to be cold stacked as they come off contract with no immediate future work. Industry reports indicate that there remain approximately 40 newbuild floaters on order with scheduled deliveries between 2018 and 2021. Industry analysts predict that the 2018 delivery dates may be deferred.

Given the oversupply of rigs, competition for the limited number of offshore drilling jobs remains intense. In some cases, dayrates have been negotiated at break-even or below-cost levels in order to enable the drilling contractor to recover a portion of operating costs for rigs that would otherwise be uncontracted or cold stacked. In addition, customers have indicated a preference for “hot” rigs rather than reactivated cold-stacked rigs. This preference incentivizes the drilling contractor to contract rigs at lower rates for the sole purpose of maintaining the rigs in an active state and allowing for at least partial cost recovery.

Diamond Offshore’s results of operations and cash flows for the three years ended December 31, 2017 have been materially impacted by continuing depressed market conditions in the offshore drilling industry. Diamond Offshore currently expects that these adverse market conditions will continue for the near term, which could result in more of Diamond Offshore’s rigs being without contracts, contracted at lower rates than the rigs are currently earning and/or cold stacked or scrapped. These events, if they were to occur, could further materially and adversely affect its financial condition, results of operations and cash flows. When Diamond Offshore cold stacks or elects to scrap a rig, it evaluates the rig for impairment. During 2017, 2016 and 2015, Diamond Offshore recognized aggregate impairment charges of $100 million (three rigs), $680 million (eight rigs and related spare parts) and $861 million (17 rigs).

Historically, the longer a drilling rig remains cold stacked, the higher the cost of reactivation and, depending on the age, technological obsolescence and condition of the rig, the lower the likelihood that the rig will be reactivated at a future date. As of January 29, 2018, five rigs in Diamond Offshore’s fleet were cold stacked.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $2.4 billion, $2.6 billion and $3.6 billion as of January 1, 2018 (based on contract information known at that time), October 1, 2017 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) and January 1, 2017 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2016). The contract drilling backlog by year as of January 1, 2018 is $1.1 billion in 2018, $1.0 billion in 2019 and $0.3 billion in 2020.

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

Results of Operations

Diamond Offshore’s pretax operating income (loss) is primarily a function of contract drilling revenue earned less contract drilling expenses incurred or recognized. The two most significant variables affecting Diamond Offshore’s contract drilling revenues are dayrates earned and rig utilization rates achieved by its rigs, each of which is a function of rig supply and demand in the marketplace. Revenues are also affected by the acquisition or disposal of rigs, rig mobilizations, required surveys and shipyard projects.

Operating expenses represent all direct and indirect costs associated with the operation and maintenance of Diamond Offshore’s drilling equipment. The principal components of Diamond Offshore’s operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance.

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2017, 2016 and 2015 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2017	2016	2015

(In millions)

Revenues:
Contract drilling revenues	$ 1,451	$ 1,525	$ 2,360
Net investment income	2	1	3
Investment losses		(12)
Other revenues	47	75	65

Total	1,500	1,589	2,428

Expenses:
Contract drilling expenses	802	772	1,228
Other operating expenses
Impairment of assets	100	680	881
Other expenses	471	518	627
Interest	149	90	94

Total	1,522	2,060	2,830

Loss before income tax	(22)	(471)	(402)
Income tax benefit	4	111	117
Amounts attributable to noncontrolling interests	(9)	174	129

Loss attributable to Loews Corporation	$ (27)	$ (186)	$ (156)

2017 Compared with 2016

Contract drilling revenue decreased $74 million in 2017 as compared with 2016, primarily due to lower average daily revenue earned by all rig types, partially offset by the favorable impact of an aggregate 353 incremental revenue earning days. Total contract drilling expense increased $30 million in 2017 as compared with 2016, reflecting higher amortized rig mobilization expense of $25 million and incremental contract drilling costs associated with the drillships of $28 million, partially offset by a net reduction in other rig operating and overhead costs of $23 million.

Net results improved $159 million in 2017 as compared with 2016, primarily due to a lower aggregate impairment charge recognized in 2017 of $100 million ($32 million after taxes and noncontrolling interests) as compared with $680 million ($267 million after taxes and noncontrolling interests) in 2016 and reduced depreciation expense, primarily due to a lower depreciable asset base as a result of asset impairments recognized in 2016 and 2017. In addition, results reflect a net reduction in rig operating results for the floater and jack-up rigs and an increase in interest expense due to a loss of $35 million ($11 million after tax and noncontrolling interests) related to the redemption of debt in 2017, as discussed in Note 11 of the Notes to Consolidated Financial Statements included under Item 8, and a reduction in interest capitalized during 2017 due to the completion of construction projects in 2016.

The income tax provision for the year ended December 31, 2017 includes a $36 million one-time charge related to the Tax Act, which consisted of: (i) a $75 million charge for the mandatory, deemed repatriation of foreign earnings, inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes, (ii) a $74 million credit resulting from the remeasurement of net deferred tax liabilities at the lower corporate tax rate and (iii) a $35 million charge recorded at the Loews level for the difference between the book basis and tax basis in Diamond Offshore.

2016 Compared with 2015

Contract drilling revenue decreased $835 million in 2016 as compared with 2015 due to depressed market conditions in all floater markets and for the jack-up rig, reflecting an aggregate of 2,577 fewer revenue earning days and lower average daily revenue earned by the ultra-deepwater and deepwater floater fleets. Average daily revenue increased for the mid-water and jack-up fleets primarily due to the favorable settlement of a contractual dispute and receipt of loss-of-hire insurance proceeds, each in 2016. Contract drilling expense decreased $456 million in 2016 as compared with 2015, reflecting Diamond Offshore’s lower cost structure due to additional rigs idled, cold stacked or retired during 2015 and 2016, as well as the favorable impact of cost control initiatives.

Net results decreased $30 million in 2016 as compared with 2015, primarily due to lower utilization of the rig fleet, which reduced both contract drilling revenue and expense for the year. Results for 2016 also reflected an aggregate impairment charge of $680 million ($267 million after taxes and noncontrolling interests) compared to impairment charges aggregating $861 million ($341 million after taxes and noncontrolling interests) in 2015. The results were also impacted by a $12 million ($4 million after tax and noncontrolling interests) loss on an investment in privately-held corporate bonds. These unfavorable variances were partially offset by decreased depreciation expense, as a result of the impairment charges in 2015 and 2016 and resulting lower depreciable asset base, the absence of a $20 million impairment charge in 2015 to write-off all goodwill associated with the Company’s investment in Diamond Offshore and a favorable $43 million tax adjustment primarily related to Diamond Offshore’s Egyptian liability for uncertain tax positions related to the devaluation of the Egyptian pound.

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

Firm Transportation Agreements

A substantial portion of Boardwalk Pipeline’s transportation capacity is contracted for under firm transportation agreements. The table below sets forth the approximate expected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements in place as of December 31, 2017, for 2018 and 2019, as well as the actual comparative amount recognized in revenues for 2017. The table does not include additional revenues Boardwalk Pipeline has recognized and may receive under firm transportation agreements based on actual utilization of the contracted pipeline capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to December 31, 2017.

As of December 31, 2017

(In millions)

2017	$1,070
2018	970
2019	950

In the third quarter of 2017, Boardwalk Pipeline executed an agreement regarding capacity on its Fayetteville and Greenville Laterals with Southwestern Energy Company (“Southwestern”), the largest firm transportation customer on those laterals. The agreement, which was approved by the FERC, but is subject to a rehearing request filed with the FERC by Fayetteville Express Pipeline LLC, reduces contracted volumes (or the amount of capacity under contract) on the Fayetteville Lateral for the remaining contract term and commits Southwestern to new firm transportation agreements on its Fayetteville and Greenville Laterals that begin January 1, 2021, and expire on December 31, 2030, and to an interim agreement on the Greenville Lateral from April of 2019 through 2020. The agreement also provides Boardwalk Pipeline the opportunity to transport natural gas produced from committed properties in the Fayetteville and Moorefield shales that are connected to its Fayetteville Lateral through 2030. Although the transaction will result in a reduction of firm transportation reservation revenues of approximately $70 million from 2017 to 2020, including reductions in 2018 and 2019 of approximately $44 million and $15 million, it provides longer-term revenue generation by adding ten years of firm transportation service commitments on both laterals and offers potential additional commodity fee revenue from Southwestern’s volume commitment.

The table below shows a reconciliation of the actual committed firm transportation revenues for 2017 and expected revenues under committed firm transportation agreements for 2018 from the table shown above to the amounts disclosed in the Results of Operations – Boardwalk Pipeline section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, taking into account the Southwestern transaction discussed above, the sale of a processing plant and related assets in the second quarter of 2017 discussed in Note 6 of the Notes to Consolidated Financial Statements included under Item 8 and contracts entered into since December 31, 2016. The table does not include additional revenues Boardwalk Pipeline has recognized and may receive under firm transportation agreements based on actual utilization of the contracted pipeline capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to December 31, 2017.

	As of December 31, 2017
	2017	2018

(In millions)

Expected revenues under committed firm transportation agreements as reported in our 2016 Annual Report on Form 10-K	$1,055	$975
Adjustments for:
Southwestern contract restructuring	(7)	(44)
Sale of processing plant and related assets	(5)	(8)
Firm transportation agreements entered into in 2017	27	47
Actual/expected revenues under committed firm transportation agreements	$1,070	$970

In the 2018 to 2020 timeframe, the agreements associated with the East Texas to Mississippi Pipeline, Southeast Expansion, Gulf Crossing Pipeline and Fayetteville and Greenville Laterals, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions, developed to serve growing production in Texas, Oklahoma, Arkansas and Louisiana and anchored primarily by ten-year firm transportation agreements with producers. Since these projects went into service, gas production from the Utica and Marcellus area in the Northeast has grown significantly and has altered the flow patterns of natural gas in North America. Over the last few years, gas production from other basins such as Barnett and Fayetteville, which primarily supported two of these expansions, has declined because the production economics in those basins are not as competitive as other production basins. These market dynamics have resulted in less production from certain basins tied to Boardwalk Pipeline’s system and a narrowing of basis differentials across portions of its pipeline systems, primarily for capacity associated with natural gas flows from west to east. Total revenues generated from these expansion projects’ capacity will be materially lower when these contracts expire. For example, as shown directly above, revenues under committed firm transportation agreements for 2018 are expected to be approximately $100 million lower than the actual amount for 2017. This reduction is mainly a result of (i) expansion contracts on the Gulf South system that expired in early 2018, which comprises approximately 60% of the $100 million reduction of revenues, and (ii) the Southwestern contract restructuring, which is responsible for the remaining 40% reduction. While some of the Gulf South capacity has been remarketed at lower rates and for shorter terms, Boardwalk Pipeline believes that the current market rates are not indicative of the long-term value of that capacity. Boardwalk Pipeline continues to focus its marketing efforts on enhancing the value of the remaining expansion capacity and is working with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options.

Partially as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants and petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for Boardwalk Pipeline. As of December 31, 2017, Boardwalk Pipeline has placed several growth projects into service since 2016 and has additional growth projects under development that are expected to be fully placed into service through the end of 2020. These projects have lengthy planning and construction periods. As a result, these projects will not contribute to Boardwalk Pipeline’s earnings and cash flows until they are fully placed into service. The revenues that are expected to be realized in 2018 and 2019 from these growth projects are included in the estimates of expected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements shown above.

Pipeline System Maintenance

Boardwalk Pipeline incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in ongoing maintenance costs, including maintenance capital and maintenance expense. PHMSA has proposed more prescriptive regulations related to operations of Boardwalk Pipeline’s interstate natural gas and NGLs pipelines which, if adopted as proposed, will cause Boardwalk Pipeline to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to its ability to reliably serve its customers. While these proposed regulations have not yet been finalized, they are representative of the types of regulatory changes that can be enacted which would affect Boardwalk Pipeline’s operations and the cost of operating its facilities.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipeline undertakes will affect the amounts it records as property, plant and equipment on its balance sheet or recognize as expenses, which impacts Boardwalk Pipeline’s earnings. In 2018, Boardwalk Pipeline expects to spend approximately $320 million to maintain its pipeline systems, of which approximately $120 million is expected to be maintenance capital. In 2017, Boardwalk Pipeline spent $342 million, of which $138 million was recorded as maintenance capital.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2017, 2016 and 2015 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2017	2016	2015

(In millions)

Revenues:
Other revenue, primarily operating	$ 1,325	$ 1,316	$ 1,253
Net investment income			1

Total	1,325	1,316	1,254

Expenses:
Operating	861	835	851
Interest	171	183	176

Total	1,032	1,018	1,027

Income before income tax	293	298	227
Income tax (expense) benefit	232	(61)	(46)
Amounts attributable to noncontrolling interests	(145)	(148)	(107)

Net income attributable to Loews Corporation	$ 380	$ 89	$ 74

2017 Compared with 2016

Total revenues increased $9 million in 2017 as compared with 2016. Excluding the net effect of $13 million of proceeds received from the settlement of a legal matter in 2016 and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $44 million. The increase was driven by growth projects recently placed into service, partially offset by a decrease in storage and PAL revenues, primarily from the effects of unfavorable market conditions on time period price spreads and a decrease in revenues associated with the sale of a processing plant, discussed in Note 6 of the Notes to Consolidated Financial Statements under Item 8, and the Southwestern contract restructuring.

Operating expenses increased $26 million in 2017 as compared with 2016. Excluding items offset in operating revenues and the $47 million loss on sale of a processing plant, operating expenses decreased $5 million primarily due to lower administrative and general expenses due to higher capitalization rates from the increase in capital projects and lower employee incentive costs, largely offset by higher operations and maintenance expenses, primarily due to growth projects recently placed into service and a higher number of maintenance projects. Interest expense decreased $12 million primarily due to higher capitalized interest from growth projects.

As a result of the Tax Act, we recorded a one-time decrease to income tax expense of $294 million at the holding company level. This decrease was a result of remeasuring the net deferred tax liabilities at the lower corporate tax rate.

Net income increased $291 million in 2017 as compared with 2016, primarily due to the changes discussed above.

2016 Compared with 2015

Total revenues increased $62 million in 2016 as compared with 2015. Excluding the net effect of $13 million of proceeds received from the settlement of a legal matter in 2016, $9 million of proceeds received from a business interruption claim in 2015 and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $83 million. The increase was driven by an increase in transportation revenues of $71 million, which resulted primarily from growth projects placed into service, incremental revenues from the Gulf South rate case of $18 million and a full year of revenues from the Evangeline pipeline. Storage and PAL revenues were higher by $17 million primarily from the effects of favorable market conditions on time period price spreads.

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

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2017, 2016 and 2015 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2017	2016	2015

(In millions)

Revenues:
Operating revenue	$ 577	$ 557	$ 527
Revenues related to reimbursable expenses	105	110	77

Total	682	667	604

Expenses:
Operating	502	489	467
Reimbursable expenses	105	110	77
Depreciation	63	63	54
Equity income from joint ventures	(81)	(41)	(43)
Interest	28	24	21

Total	617	645	576

Income before income tax	65	22	28
Income tax expense	(1)	(10)	(16)

Net income attributable to Loews Corporation	$ 64	$ 12	$ 12

2017 Compared with 2016

Operating revenues increased $20 million and operating expenses increased $13 million in 2017 as compared with 2016 primarily due to an increase in revenue and expenses upon completion of renovations at the Loews Miami Beach Hotel.

Equity income from joint ventures increased $40 million in 2017 as compared with 2016 primarily due to a $25 million gain on the sale of an equity interest in the Loews Don CeSar Hotel, a joint venture hotel property, in February of 2017, increased equity income from Universal Orlando joint venture properties and the absence of a $13 million impairment charge related to an equity interest in a joint venture hotel property in the 2016 period. These increases were partially offset by a $15 million impairment charge in 2017 related to an equity interest in a joint venture hotel property.

Interest expense increased $4 million in 2017 as compared with 2016 primarily due to property-level debt incurred to fund acquisitions in 2016 along with reduced capitalized interest.

Loews Hotels & Co recorded a $27 million decrease to income tax expense resulting from the effect of the lower U.S. federal corporate tax rate on its net deferred tax liabilities.

Net income increased $52 million primarily due to the changes discussed above.

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

Corporate

Corporate operations consist primarily of investment income at the Parent Company, operating results of Consolidated Container since the May 22, 2017 acquisition date, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate for the years ended December 31, 2017, 2016 and 2015 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2017	2016	2015

(In millions)

Revenues:
Net investment income	$ 146	$ 146	$ 22
Other revenues	499	3	6

Total	645	149	28

Expenses:
Operating	618	131	116
Interest	95	72	74

Total	713	203	190

Loss before income tax	(68)	(54)	(162)
Income tax benefit	14	19	59

Net loss attributable to Loews Corporation	$ (54)	$ (35)	$ (103)

2017 Compared with 2016

Net investment income was flat in 2017 as compared with 2016 primarily due to improved performance from limited partnership investments offset by lower results from equity based investments in the trading portfolio.

Other revenues increased $496 million in 2017 as compared with 2016 primarily due to $498 million of revenue from Consolidated Container’s operations for the period since the acquisition date.

Operating expenses increased $487 million in 2017 as compared with 2016 primarily due to $479 million of expenses for Consolidated Container’s operations for the period since the acquisition date. In addition, operating expenses increased due to costs related to the acquisition of Consolidated Container, partially offset by the absence of prior year expenses related to the implementation of the 2016 Incentive Compensation Plan. Interest expense increased $23 million in 2017 as compared with 2016 primarily due to interest expense associated with Consolidated Container’s $605 million term loan from the date of acquisition.

Corporate recorded an $8 million increase to income tax expense resulting from the effect of the lower corporate tax rate on net deferred tax assets.

Net results decreased $19 million in 2017 as compared with 2016 primarily due to the changes discussed above.

2016 Compared with 2015

Net investment income increased $124 million in 2016 as compared with 2015 primarily due to improved performance of equity based investments and fixed income investments in the trading portfolio and improved results from limited partnership investments.

Operating expenses increased $15 million in 2016 as compared with 2015 primarily due to expenses related to the 2016 Incentive Compensation Plan, which was approved by shareholders on May 10, 2016.

Net results improved $68 million in 2016 as compared with 2015 primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, at December 31, 2017 totaled $4.9 billion, as compared to $5.0 billion at December 31, 2016. In 2017, we received $804 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $620 million to fund the acquisition of Consolidated Container, which was in addition to approximately $600 million of debt financing proceeds at the subsidiary level as discussed in Note 11 of the Notes to Consolidated Financial Statements included under Item 8. In addition, cash outflows included the payment of $84 million of cash dividends to our shareholders and $216 million to fund treasury stock purchases. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

As of February 2, 2018, there were 328,825,271 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries’ outstanding common stock in the open market or otherwise. In 2017, we purchased 4.8 million shares of Loews common stock. As of February 9, 2018, we had purchased an additional 4.3 million shares of Loews common stock in 2018 at an aggregate cost of $218 million. We have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities.

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

Subsidiaries

CNA’s cash provided by operating activities was $1.3 billion in 2017 and $1.4 billion in 2016. Cash provided by operating activities in 2017 reflected higher net claim payments and a lower level of distributions on limited partnerships, partially offset by lower IT spend and an increase in premiums collected. In 2016, cash provided by operating activities reflected lower income taxes paid and increased receipts relating to returns on limited partnerships offset by higher net claim and expense payments.

CNA paid dividends of $3.10 per share on its common stock, including a special dividend of $2.00 per share in 2017. On February 9, 2018, CNA’s Board of Directors declared a quarterly dividend of $0.30 per share and a special dividend of $2.00 per share payable March 14, 2018 to shareholders of record on February 26, 2018. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2017, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $955 million in 2017. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities decreased approximately $153 million in 2017 as compared with 2016, primarily due to lower cash receipts from contract drilling services of $245 million and higher taxes paid, net of refunds of $26 million, partially offset by a $119 million net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, maintenance and other rig operating costs. The decline in cash receipts and cash payments related to the performance of contract drilling services reflects continued depressed market conditions in the offshore drilling industry, as well as positive results from focusing on controlling costs.

For 2018, Diamond Offshore has budgeted approximately $220 million for capital expenditures. Diamond Offshore has no other purchase obligations for major rig upgrades at December 31, 2017.

As of December 31, 2017, Diamond Offshore had no outstanding borrowings under its credit agreement and was in compliance with all covenant requirements thereunder. As of February 9, 2018, Diamond Offshore had no outstanding borrowings and $1.5 billion available under its credit agreement to provide short term liquidity for payment obligations.

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

Boardwalk Pipeline’s cash provided by operating activities increased $36 million in 2017 compared to 2016, primarily due to increased net income, excluding the effects of non-cash items such as depreciation, amortization and the loss on the sale of operating assets. This increase also reflects the settlement of the Gulf South rate refund in 2016.

In 2017 and 2016, Boardwalk Pipeline declared and paid distributions to its common unitholders of record of $0.40 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In February of 2018, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

As of February 13, 2018, Boardwalk Pipeline had $445 million of outstanding borrowings under its revolving credit facility. During 2017, Boardwalk Pipeline extended the maturity date of its revolving credit facility by one year to May 26, 2022. Boardwalk Pipeline has a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million until December 31, 2018. As of February 13, 2018, Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

For 2017 and 2016, Boardwalk Pipeline’s capital expenditures were $708 million and $590 million, consisting of a combination of growth and maintenance capital. Boardwalk Pipeline expects total capital expenditures to be approximately $550 million in 2018 related to growth projects and pipeline system maintenance expenditures.

Boardwalk Pipeline anticipates that for 2018 its existing capital resources, including its revolving credit facility, subordinated loan and cash flows from operating activities, will be adequate to fund its operations. Boardwalk Pipeline may seek to access the capital markets to fund some or all capital expenditures for growth projects, acquisitions or for general business purposes. Boardwalk Pipeline’s ability to access the capital markets for equity and debt financing under reasonable terms depends on its current financial condition, current credit ratings and current market conditions.

Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2017	Total	1 year	1-3 years	3-5 years	5 years

(In millions)

Debt (a)	$16,749	$1,000	$2,021	$2,488	$11,240
Operating leases	729	76	141	128	384
Claim and claim adjustment expense reserves (b)	23,478	5,246	6,431	3,347	8,454
Future policy benefit reserves (c)	28,160	(439)	(258)	413	28,444
Purchase and other obligations	980	460	143	138	239

Total (d)	$70,096	$6,343	$8,478	$6,514	$48,761

(a)	Includes estimated future interest payments.
(b)

Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2017. See the Insurance Reserves section of this MD&A for further information.

(c)

Future policy benefit reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2017. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)	Does not include expected contribution of approximately $26 million to the Company’s pension and postretirement plans in 2018.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity and equity securities, which substantially consist of preferred stock.

Year Ended December 31	2017	2016	2015

(In millions)

Taxable fixed income securities	$1,397	$1,424	$1,387
Tax-exempt fixed income securities	427	405	376

Total fixed income securities	1,824	1,829	1,763
Limited partnership investments	207	155	92
Other, net of investment expense	3	4	(15)

Pretax net investment income	$2,034	$1,988	$1,840

Fixed income securities after tax and noncontrolling interests	$1,185	$1,186	$1,146

Net investment income after tax and noncontrolling interests	$1,308	$1,280	$1,192

Effective income yield for the fixed income securities portfolio, before tax	4.7%	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.4%	3.5%	3.4%

Net investment income after tax and noncontrolling interests increased $28 million in 2017 as compared with 2016. The increase was driven by limited partnership investments, which returned 9.1% in 2017 as compared with 6.3% in the prior year.

Net investment income after tax and noncontrolling interests increased $88 million in 2016 as compared with 2015. The increase was driven by limited partnership investments, which returned 6.3% in 2016 as compared with 3.0% in the prior year. Income from fixed income securities increased by $40 million, after tax and noncontrolling interests, primarily due to an increase in the invested asset base and a charge in 2015 related to a change in estimate effected by a change in accounting principle.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Year Ended December 31	2017	2016	2015

(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$111	$31	$(55)
States, municipalities and political subdivisions	14	29	(22)
Asset-backed	(6)	(2)	10
Foreign government		3	1
U.S. Treasury and obligations of government-sponsored enterprises	3	5

Total fixed maturity securities	122	66	(66)
Equity securities		(5)	(23)
Derivatives	(4)	(2)	10
Short term investments and other	4	3	8

Total realized investment gains (losses)	122	62	(71)
Income tax (expense) benefit	(40)	(19)	33
Amounts attributable to noncontrolling interests	(9)	(4)	4

Net realized investment gains (losses) attributable to Loews Corporation	$73	$39	$(34)

Net realized investment gains improved $34 million in 2017 as compared with 2016, primarily driven by lower OTTI losses recognized in earnings. Net realized investment results improved $73 million in 2016 as compared with 2015, driven by lower OTTI losses recognized in earnings and higher net realized investment gains on sales of securities. Further information on CNA’s realized gains and losses, including CNA’s OTTI losses and derivative gains (losses), as well as CNA’s impairment decision process, is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2017		December 31, 2016
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,514	$21	$4,212	$32
AAA	1,954	152	1,881	110
AA	8,982	914	8,911	750
A	9,643	952	9,866	832
BBB	13,554	1,093	12,802	664
Non-investment grade	2,840	140	3,233	156

Total	$41,487	$3,272	$40,905	$2,544

As of December 31, 2017 and 2016, only 2% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

December 31, 2017	Estimated Fair Value	Gross Unrealized Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,050	$33
AAA	177	6
AA	363	5
A	629	11
BBB	1,226	22
Non-investment grade	530	10

Total	$4,975	$87

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

December 31, 2017	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Due in one year or less	$85	$2
Due after one year through five years	1,079	19
Due after five years through ten years	3,363	57
Due after ten years	448	9

Total	$4,975	$87

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

A further consideration in the management of CNA’s investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, CNA segregates investments for asset/liability management purposes. The segregated investments support the long term care and structured settlement liabilities in Other Insurance Operations.

The effective durations of CNA’s fixed maturity securities, non-redeemable preferred stock and short term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

	December 31, 2017		December 31, 2016

	Estimated Fair Value	Effective Duration (In Years)	Estimated Fair Value	Effective Duration (In Years)

(In millions of dollars)

Investments supporting Other Insurance
Operations	$16,797	8.4	$15,724	8.7
Other investments	26,817	4.4	26,669	4.6

Total	$43,614	5.9	$42,393	6.1

The duration of the total portfolio is aligned with the cash flow characteristics of the underlying liabilities.

The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A.

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

December 31	2017	2016

(In millions)

Short term investments:
Commercial paper	$905	$733
U.S. Treasury securities	355	433
Money market funds	44	44
Other	132	197

Total short term investments	$1,436	$1,407

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

Establishing Property & Casualty Reserve Estimates

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as aging services, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine, surety and warranty. Property and Casualty Operations contain both long-tail and short-tail exposures. Other Insurance Operations contain long-tail exposures.

Various methods are used to project ultimate losses for both long-tail and short-tail exposures.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can affect the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.

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

The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident or policy year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve groups where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that affect the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims may require analysis of several factors, including the rate at which policyholders report claims to CNA, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss may require analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

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

For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA may not assign much if any weight to the paid and incurred development methods. CNA may use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods for short-tail exposures.

For other more complex reserve groups where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation.

Periodic Reserve Reviews

The reserve analyses performed by CNA’s actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with CNA’s senior management to determine the best estimate of reserves. CNA’s senior management considers many factors in making this decision. CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts and circumstances, consideration of the factors cited above and its judgment. The carried reserve differs from the actuarial point estimate as discussed further below.

Currently, CNA’s recorded reserves are modestly higher than the actuarial point estimate. For Property and Casualty Operations, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, changes to the tort environment which may adversely affect claim costs and the effects from the economy. For CNA’s legacy A&EP liabilities, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.

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

Professional liability, management liability and surety products include professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the health care delivery system. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $5.0 billion as of December 31, 2017.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimate is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $350 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $350 million. Net reserves for workers’ compensation were approximately $4.0 billion as of December 31, 2017.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.3 billion as of December 31, 2017.

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

The following table summarizes gross and net carried reserves for CNA’s Property and Casualty Operations:

December 31	2017	2016

(In millions)

Gross Case Reserves	$6,913	$7,164
Gross IBNR Reserves	9,156	9,207

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,069	$16,371

Net Case Reserves	$6,343	$6,582
Net IBNR Reserves	8,232	8,328

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,575	$14,910

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off, including CNA Re and A&EP:

December 31	2017	2016

(In millions)

Gross Case Reserves	$1,371	$1,524
Gross IBNR Reserves	1,065	1,090

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,436	$2,614

Net Case Reserves	$94	$94
Net IBNR Reserves	111	136

Total Net Carried Claim and Claim Adjustment Expense Reserves	$205	$230

Long Term Care Policyholder Reserves

CNA’s Other Insurance Operations includes its run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and CNA has the ability to increase policy premiums, subject to state regulatory approval.

CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for its long term care business. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for CNA’s long term care policies, its actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. CNA’s recorded claim and claim adjustment expense reserves reflect CNA management’s best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations.

Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies and are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves is fundamental to CNA’s financial results and requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. The assumptions used to determine the active life reserves were unlocked as of December 31, 2015 in connection with the recognition of a premium deficiency. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rate and anticipated future premium rate increases. Persistency can be affected by policy lapses, benefit reductions and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. There is limited historical company and industry data available to CNA for long term care morbidity and mortality, as only a portion of the policies written to date are in claims paying status. As a result of this variability, CNA’s long term care reserves may be subject to material increases if actual experience develops adversely to its expectations.

Annually, management assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of the claim and claim adjustment expense reserves for structured settlement obligations. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in CNA’s results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings. Periodically, CNA engages independent third parties to assess the appropriateness of its best estimate assumptions and the associated GPV required reserves. The most recent assessment by an independent third party was performed in 2017.

The December 31, 2017 GPV indicated recorded reserves included a margin of approximately $246 million. A summary of the changes in the estimated reserve margin is presented in the table below:

(In millions)

Long term care active life reserve - change in estimated reserve margin

December 31, 2016 estimated margin	$255

Changes in underlying discount rate assumptions (excl. Tax Act)	(270)
Changes in underlying discount rate assumptions (Tax Act impact)	(1,048)
Changes in underlying morbidity assumptions	972
Changes in underlying persistency assumptions	(7)
Changes in underlying premium rate action assumptions	157
Changes in underlying expense and other assumptions	187

December 31, 2017 estimated margin	$246

The decrease in the margin in 2017 was driven by the reduction in the U.S federal corporate income tax rate enacted on December 22, 2017 which reduced the tax equivalent yield on the tax exempt municipal bonds in the investment portfolio supporting the long term care liabilities. A continuation of the low interest rate environment also drove a reduction in the discount rate assumptions. These unfavorable drivers were mostly offset by favorable changes to the underlying morbidity assumptions, both frequency and severity, higher than expected rate increases on active rate action programs and favorable changes to the underlying expense assumptions.

The annual long term care claim experience study resulted in a release of $42 million from claim reserves driven by favorable frequency and severity relative to expectations.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to CNA’s active life reserve assumptions. The annual GPV process involves updating all assumptions to the then current best estimate, and historically all significant assumptions have been revised each year. In the hypothetical revisions table below, CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any required increase in the recorded reserves resulting from the hypothetical revision in the table below would first reduce the margin in CNA’s carried reserves before it would affect results of operations. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimate summarized below. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

December 31, 2017	Estimated Reduction to Pretax Income

(In millions)

Hypothetical revisions
Morbidity:
5% increase in morbidity	$408
10% increase in morbidity	1,061
Persistency:
5% decrease in active life mortality and lapse	$-
10% decrease in active life mortality and lapse	219
Discount rates:
50 basis point decline in future interest rates	$161
100 basis point decline in future interest rates	633
Premium rate actions:
50% decrease in anticipated future rate increases premium	$-

As reflected in the long term care active life reserve - change in estimated reserve margin table on the preceding page, the reduction in the U.S federal corporate income tax rate adversely affected the value of the tax benefit received on tax exempt municipal investments and thus the rate at which CNA discounts its long term care active life reserves. Any future reduction in income tax rates could further adversely affect CNA’s GPV discount rates.

The following table summarizes policyholder reserves for CNA’s long term care operations:

December 31, 2017	Claim and claim adjustment expenses	Future policy benefits	Total

(In millions)

Long term care	$2,568	$8,959	$11,527
Structured settlement annuities	547		547
Other	16		16

Total	3,131	8,959	12,090
Shadow adjustments (a)	159	1,990	2,149
Ceded reserves (b)	209	230	439

Total gross reserves	$3,499	$11,179	$14,678

December 31, 2016

Long term care	$2,426	$8,654	$11,080
Structured settlement annuities	565		565
Other	17		17

Total	3,008	8,654	11,662
Shadow adjustments (a)	101	1,459	1,560
Ceded reserves (b)	249	213	462

Total gross reserves	$3,358	$10,326	$13,684

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

CATASTROPHE REINSURANCE

Group North American Property Treaty

CNA purchases corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and non-Lloyd’s European companies. The treaty has a term of January 1, 2018 to December 31, 2018. The 2018 treaty provides coverage for the accumulation of losses from catastrophe occurrences above CNA’s per occurrence retention of $250 million up to $1.0 billion, with 10% co-participation on the first $650 million above the retention and 20% co-participation on the top $100 million layer. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

Group Workers Compensation Treaty

CNA also purchases corporate Workers Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2018 to December 31, 2018 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s retention of $25 million. The treaty provides $475 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s retention of $25 million. Of the $475 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril. CNA purchases a targeted facultative facility to address exposure accumulations in specific peak terrorism zones.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the related notes. Actual results could differ from those estimates.

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

Reinsurance and Other Receivables

Exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities CNA has ceded under reinsurance agreements. An allowance for doubtful accounts on reinsurance receivables is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, industry experience and current economic conditions. Further information on CNA’s reinsurance receivables is included in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

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

Long Term Care Policies

Future policy benefit reserves for CNA’s long term care policies are based on certain assumptions including morbidity, persistency, inclusive of mortality, discount rates and future premium rate increases. The adequacy of the reserves is contingent upon actual experience and CNA’s future expectations related to these key assumptions. If actual or CNA’s expected future experience differs from these assumptions, the reserves may not be adequate, requiring CNA to add to reserves.

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

The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2017 and 2016 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our debt is primarily denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $630 million and $544 million at December 31, 2017 and 2016. The impact of a 100 basis point decrease would result in an increase in market value of $694 million and $605 million at December 31, 2017 and 2016. Consolidated Container has entered into interest rate swaps for a notional amount of $500 million to hedge its exposure to fluctuations in LIBOR on a portion of its variable rate debt. These swaps effectively fix the interest rate on the hedged portion of the term loan at approximately 2.1% plus an applicable margin. At December 31, 2017, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would increase interest expense by approximately $5 million on an annual basis.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2017 and 2016, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2017 and 2016, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2017 and 2016.

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

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk

December 31	2017	2016	2017	2016

(In millions)

Equity prices (1):
Equity securities – long	$ 517	$ 425	$(129)	$(106)
– short	(5)	(36)	1	9
Options – purchased	12	14	16	8
– written	(7)	(8)	(15)	(4)
Other derivatives	1	1	67	56
Interest rate (2):
Fixed maturities – long	649	601	(1)	(1)
Short term investments	2,745	3,064
Other invested assets	60	55	(1)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in yield rates of 100 basis points.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk

December 31	2017	2016	2017	2016

(In millions)

Equity prices (1):
Equity securities:
General accounts (a)	$ 695	$ 110	$(174)	$(28)
Limited partnership investments	3,278	3,220	(464)	(449)
Interest rate (2):
Fixed maturities (a)	41,484	40,893	(2,559)	(2,571)
Short term investments (a)	1,901	1,701	(1)	(1)
Other invested assets, primarily mortgage loans	844	594	(40)	(30)
Interest rate swaps (b)	4		26
Other derivatives	(3)	3	17	13
Foreign exchange (3):
Other invested assets	44	36	(7)	(5)

Note:

The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in yield rates of 100 basis points and (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20%.

(a)   Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(453) and $(399) at December 31, 2017 and 2016.

(b) The market risk at December 31, 2017 will generally be offset by recognition of the underlying hedged transaction.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Loews Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 15, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Loews Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 15, 2018

We have served as the Company’s auditor since 1969.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2017	2016
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $38,861 and $38,947	$42,133	$41,494

Equity securities, cost of $1,177 and $571	1,224	549

Limited partnership investments	3,278	3,220

Other invested assets, primarily mortgage loans	945	683

Short term investments	4,646	4,765

Total investments	52,226	50,711

Cash	472	327

Receivables	7,613	7,644

Property, plant and equipment	15,427	15,230

Goodwill	659	346

Other assets	2,555	1,736

Deferred acquisition costs of insurance subsidiaries	634	600

Total assets	$79,586	$76,594

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2017	2016
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$22,004	$22,343
Future policy benefits	11,179	10,326
Unearned premiums	4,029	3,762
Total insurance reserves	37,212	36,431

Payable to brokers	60	150
Short term debt	280	110
Long term debt	11,253	10,668
Deferred income taxes	749	636
Other liabilities	5,466	5,238
Total liabilities	55,020	53,233

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 332,487,815 and 336,621,358 shares	3	3
Additional paid-in capital	3,151	3,187
Retained earnings	16,096	15,196
Accumulated other comprehensive loss	(26)	(223)
	19,224	18,163
Less treasury stock, at cost (400,000 shares)	(20)
Total shareholders’ equity	19,204	18,163
Noncontrolling interests	5,362	5,198
Total equity	24,566	23,361
Total liabilities and equity	$79,586	$76,594

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2017	2016	2015
(In millions, except per share data)

Revenues:
Insurance premiums	$6,988	$6,924	$6,921
Net investment income	2,182	2,135	1,866
Investment gains (losses):
Other-than-temporary impairment losses	(14)	(81)	(156)
Other net investment gains	136	131	85
Total investment gains (losses)	122	50	(71)
Contract drilling revenues	1,451	1,525	2,360
Other revenues	2,992	2,471	2,339
Total	13,735	13,105	13,415

Expenses:
Insurance claims and policyholders’ benefits	5,310	5,283	5,384
Amortization of deferred acquisition costs	1,233	1,235	1,540
Contract drilling expenses	802	772	1,228
Other operating expenses (Note 6)	4,162	4,343	4,499
Interest	646	536	520
Total	12,153	12,169	13,171
Income before income tax	1,582	936	244
Income tax (expense) benefit	(170)	(220)	43
Net income	1,412	716	287
Amounts attributable to noncontrolling interests	(248)	(62)	(27)
Net income attributable to Loews Corporation	$1,164	$654	$260

Basic net income per common share	$3.46	$1.93	$0.72

Diluted net income per common share	$3.45	$1.93	$0.72

Dividends per share	$0.25	$0.25	$0.25

Basic weighted average number of shares outstanding	336.61	337.95	362.43

Diluted weighted average number of shares outstanding	337.50	338.31	362.69

See Notes to Consolidated Financial Statements

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2017	2016	2015
(In millions)

Net income	$1,412	$716	$287

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(5)	3	(9)
Net other unrealized gains (losses) on investments	108	257	(557)
Total unrealized gains (losses) on available-for-sale investments	103	260	(566)
Unrealized gains on cash flow hedges	3	2	5
Pension liability	12	5	(18)
Foreign currency translation	100	(114)	(139)

Other comprehensive income (loss)	218	153	(718)

Comprehensive income (loss)	1,630	869	(431)

Amounts attributable to noncontrolling interests	(269)	(81)	53

Total comprehensive income (loss) attributable to Loews Corporation	$1,361	$788	$(378)

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

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2016	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	1,412			1,164			248
Other comprehensive income	218				197		21
Dividends paid	(223)			(84)			(139)
Purchases of Loews treasury stock	(237)					(237)
Retirement of treasury stock	1		(41)	(175)		217
Stock-based compensation	35		2				33
Other	(1)		3	(5)			1
Balance, December 31, 2017	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2017	2016	2015
(In millions)

Operating Activities:

Net income	$1,412	$716	$287
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Investment (gains) losses	(122)	(50)	71
Equity method investees	25	221	182
Amortization of investments	(40)	(27)	17
Depreciation and amortization	874	841	955
Impairment of goodwill			20
Asset impairments	106	697	865
Provision for deferred income taxes	(47)	102	(225)
Other non-cash items	164	73	105
Changes in operating assets and liabilities, net:
Receivables	93	24	120
Deferred acquisition costs	(24)	(8)	311
Insurance reserves	22	237	241
Other assets	(95)	(71)	(43)
Other liabilities	114	26	(33)
Trading securities	108	(528)	674
Net cash flow operating activities	2,590	2,253	3,547

Investing Activities:

Purchases of fixed maturities	(9,065)	(9,827)	(8,675)
Proceeds from sales of fixed maturities	5,438	5,332	4,390
Proceeds from maturities of fixed maturities	3,641	3,219	4,095
Purchases of limited partnership investments	(171)	(355)	(188)
Proceeds from sales of limited partnership investments	212	327	174
Purchases of property, plant and equipment	(1,031)	(1,450)	(1,555)
Acquisitions	(1,218)	(79)	(157)
Dispositions	79	330	33
Change in short term investments	(167)	158	120
Other, net	(373)	158	(172)
Net cash flow investing activities	(2,655)	(2,187)	(1,935)

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2017	2016	2015
(In millions)

Financing Activities:

Dividends paid	$(84)	$(84)	$(90)
Dividends paid to noncontrolling interests	(139)	(134)	(165)
Purchases of subsidiary stock from noncontrolling interests		(8)	(29)
Purchases of Loews treasury stock	(216)	(134)	(1,265)
Issuance of Loews common stock			7
Proceeds from sale of subsidiary stock			114
Principal payments on debt	(2,411)	(3,418)	(1,929)
Issuance of debt	3,067	3,614	1,828
Other, net	(16)	(2)	4

Net cash flow financing activities	201	(166)	(1,525)

Effect of foreign exchange rate on cash	9	(13)	(11)

Net change in cash	145	(113)	76
Cash, beginning of year	327	440	364
Cash, end of year	$472	$327	$440

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of presentation – Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 89% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 51% owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Consolidated Container Company LLC (“Consolidated Container”), a 99% owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

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

The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in Net investment income on the Consolidated Statements of Income. The amortization of premium and accretion of discount for fixed maturity securities takes into consideration call and maturity dates that produce the lowest yield. In 2015, the Company changed its accounting principle as previously the amortization of premiums was to maturity. This change in estimate, effected by a change in accounting principle was adopted in the fourth quarter of 2015 and decreased Net investment income by $39 million in the Consolidated Statements of Income for the year ended December 31, 2015. The decrease to Net investment income included a $22 million cumulative adjustment relating to prior periods. The total adjustment decreased basic and diluted net income per share by $0.06 for the year ended December 31, 2015.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments.

To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments increased $355 million (after tax and noncontrolling interests) and decreased $87 million (after tax and noncontrolling interests) for the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by Shadow Adjustments of $1.3 billion and $909 million (after tax and noncontrolling interests).

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

Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. CNA follows a consistent and systematic process for determining and recording an OTTI loss including the evaluation of securities in an unrealized loss position on at least a quarterly basis.

CNA’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that CNA intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. The factors considered include: (i) the financial condition and near term and long term prospects of the issuer, (ii) whether the debtor is current on interest and principal payments, (iii) credit ratings of the securities and (iv) general market conditions and industry or sector specific outlook. CNA also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities.

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

CNA applies the same impairment model as described above for the majority of its non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities. For all other equity securities, in determining whether the security is other-than-temporarily impaired, CNA considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (iv) general market conditions and industry or sector specific outlook.

Joint venture investments – The Company had approximately 20% to 50% interests in operating joint ventures related to hotel properties that are accounted for under the equity method. The Company’s investment in these entities was $237 million and $217 million for the years ended December 31, 2017 and 2016 and reported in Other assets on the Company’s Consolidated Balance Sheets. Equity income for these investments was $81 million, $41 million and $43 million for the years ended December 31, 2017, 2016 and 2015 and reported in Other operating expenses on the Company’s Consolidated Statements of Income. Some of these investments are variable interest entities (“VIE”) as defined in the accounting guidance because the entities will require additional funding from each equity owner throughout the development and construction phase and are accounted for under the equity method since the Company is not the primary beneficiary. The maximum exposure to loss for the VIE investments is $273 million, consisting of the amount of the investment and debt guarantees.

The following tables present summarized financial information for these joint ventures:

Year Ended December 31		2017	2016
(In millions)

Total assets		$1,703	$1,749
Total liabilities		1,347	1,444

Year Ended December 31	2017	2016	2015

Revenues	$731	$693	$606
Net income	261	80	71

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2017 and 2016.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion as of December 31, 2017 and 2016. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 8.0% at December 31, 2017 and 2016. At December 31, 2017 and 2016, the discounted reserves for unfunded structured settlements were $527 million and $544 million, net of discount of $798 million and $841 million. For the years ended December 31, 2017, 2016 and 2015, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $41 million, $42 million and $42 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income but is excluded from the disclosure of prior year development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2017 and 2016, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2017 and 2016, the discounted reserves for workers’ compensation lifetime claim reserves were $346 million and $371 million, net of discount of $190 million and $202 million. For the years ended December 31, 2017, 2016 and 2015, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $19 million, $17 million and $20 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income, but is excluded from the Company’s disclosure of prior year development.

Long term care claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Long term care claim reserves are discounted at an interest rate of 6.0% at December 31, 2017 and interest rates ranging from 4.5% to 6.8% at December 31, 2016. At December 31, 2017 and 2016, such discounted reserves totaled $2.4 billion and $2.2 billion, net of discount of $446 million and $529 million.

Future policy benefit reserves – Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. Actuarial assumptions generally vary by plan, age at issue policy duration and gender. The initial assumptions are determined at issuance, including a margin for adverse deviation, and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. The December 31, 2015 gross premium valuation (“GPV”) indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was effected by the write off of the entire long term care deferred acquisition cost asset of $289 million and an increase to active life reserves of $7 million. The GPV as of December 31, 2017 and 2016 indicated the carried reserves were sufficient, therefore there was no unlocking of assumptions. Interest rates for long term care active life reserves range from 6.6% to 7.0% as of December 31, 2017 and 2016.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, the liability balances were $121 million and $125 million.

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

Reinsurance receivables related to paid losses are presented at unpaid balances. Reinsurance receivables related to unpaid losses are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves. Reinsurance receivables are reported net of an allowance for doubtful accounts on the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of CNA.

CNA has established an allowance for doubtful accounts on reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, industry experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. Because billed receivables generally approximate 3% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Amounts are considered past due based on the reinsurance contract terms. Reinsurance receivables related to paid losses and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached with the reinsurer. Reinsurance receivables from insolvent insurers related to paid losses are written off when the settlement due from the estate can be reasonably estimated. At the time reinsurance receivables related to paid losses are written off, any required adjustment to reinsurance receivables related to unpaid losses is recorded as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA had $8 million and $3 million recorded as deposit assets at December 31, 2017 and 2016, and $4 million and $6 million recorded as deposit liabilities as of December 31, 2017 and 2016. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.

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

Other intangible assets are reported within Other assets. Finite-lived intangible assets are amortized over their estimated useful lives. Indefinite-lived other intangible assets are tested for impairment annually or when certain triggering events require such tests. See Note 7 for additional information on the Company’s goodwill and other intangible assets.

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

Stock-based compensation – The Company records compensation expense upon issuance, modification or cancellation of all share-based payment awards granted, primarily on a straight-line basis over the requisite service period, generally three to four years. Stock Appreciation Rights (“SARs”) are valued using the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive. These assumptions include the term that the awards are expected to be outstanding, an estimate of the volatility of the underlying stock price, applicable risk-free interest rates and the dividend yield of the Company’s stock. Restricted Stock Units are valued using the grant-date fair value of the Company’s stock.

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

For each of the years ended December 31, 2017, 2016 and 2015, approximately 0.9 million, 0.4 million and 0.3 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were included in the calculation of diluted net income per share. For those same periods, approximately 0.4 million, 3.7 million and 4.8 million shares attributable to employee stock-based compensation awards were not included in the calculation of diluted net income per share because the effect would have been antidilutive.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. Foreign currency transaction gains (losses) of $26 million, $(21) million and $(8) million for the years ended December 31, 2017, 2016 and 2015 were included in the Consolidated Statements of Income.

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

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $533 million, $511 million and $513 million for the years ended December 31, 2017, 2016 and 2015. Cash payments for federal, foreign, state and local income taxes amounted to $166 million, $114 million and $110 million for the years ended December 31, 2017, 2016 and 2015. Investing activities include $87 million of previously accrued capital expenditures for the year ended December 31, 2017 and exclude $18 million and $3 million of accrued capital expenditures for the years ended December 31, 2016 and 2015.

Accounting changes – In March of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The updated accounting guidance simplifies the accounting for share-based payment award transactions, including income tax consequences and classification on the statement of cash flows. As of January 1, 2017, the Company adopted the updated accounting guidance and began recognizing excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense within net income and classifying the related cash flows within operating activities. The change impacted the amount and timing of income tax expense recognition as well as the calculation of diluted earnings per share. The accounting change did not have a material effect on the consolidated financial statements.

Recently issued ASUs – In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and may be adopted either retrospectively or on a modified basis, with a cumulative effect adjustment to the opening balance sheet at the date of adoption. The Company expects to adopt this updated guidance using the modified retrospective method. The adoption of the revenue standard will result in additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This will include additional quantitative and qualitative disclosures regarding contracts with customers, including the nature of the related performance obligations, the contract asset and liability balances for customer contracts, including significant changes to these balances and significant judgments made in applying the guidance.

The standard excludes from its scope the accounting for insurance contracts, financial instruments and certain other agreements that are subject to other guidance in the FASB Accounting Standards Codification, which limits the impact of this change in accounting for the Company. Upon adoption, the Company expects the impact to be related primarily to revenue on CNA’s warranty products and services, which will be recognized more slowly under the new guidance than under the current revenue recognition pattern. At adoption, the Company anticipates a cumulative effect adjustment that will decrease Retained earnings by approximately $58 million (after tax and noncontrolling interests). In addition, Other revenues and Other operating expenses on the Company’s Consolidated

Statements of Income will increase significantly for those contracts for which CNA has concluded it is a principal, as the retail sellers’ mark-up will now be reflected as revenue and commission expense. The estimated annual gross-up of other revenues and other operating expenses will be approximately $500 million. The related gross-up effect on the Consolidated Balance Sheet at adoption will be an increase of Other assets and Other liabilities of approximately $1.7 billion. Based on the Company’s assessment, the impact of adoption of the updated guidance will not have a material effect on its results of operations or financial position.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company expects the primary change to be the requirement for CNA’s equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company will recognize a cumulative effect adjustment to Retained earnings and AOCI for the amount of unrealized investment gains and losses, after tax and noncontrolling interests, related to available-for-sale equity securities at the date of adoption. At adoption, the Company estimates this new guidance will result in an increase to Retained earnings and a decrease to AOCI of $25 million (after tax and noncontrolling interests). Subsequent to adoption, changes in the fair value of CNA’s equity securities will be reported as Investment gains (losses) on the Company’s Consolidated Statements of Income, which will introduce additional volatility to the Company’s results of operations.

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

In October of 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The updated guidance amends the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt this updated guidance using the modified retrospective approach with a cumulative effect adjustment that will decrease Retained earnings by approximately $10 million (after tax and non-controlling interests) with an offset to a deferred income tax liability.

Note 2. Acquisitions and Divestitures

Loews Corporation

On May 22, 2017, the Company acquired CCC Acquisition Holdings, Inc. for $1.2 billion, subject to post-closing adjustments. CCC Acquisition Holdings, Inc., through its wholly owned subsidiary, Consolidated Container, is a rigid plastic packaging and recycled resins manufacturer that provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. The results of Consolidated Container are included in the Consolidated Financial Statements since the acquisition date in the Corporate segment. For the period since the acquisition date, Consolidated Container’s revenues were $498 million and net income was not significant. For the year ended December 31, 2016, Consolidated Container reported total revenues of $788 million.

The acquisition was funded with approximately $620 million of Parent Company cash and debt financing proceeds at Consolidated Container of $600 million, as discussed in Note 11. The following table summarizes the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date and is subject to change within the measurement period. The primary areas that are not yet finalized relate to working capital at closing and determination of tax bases of net assets acquired.

(In millions)

Cash	$5
Property, plant and equipment	389
Goodwill	310
Other assets:
Inventory	57
Customer relationships	459
Trade name	43
Other	127
Deferred income taxes	(27)
Other liabilities:
Accounts payable	(52)
Pension liability	(27)
Other	(61)

$1,223

Customer relationships were valued using an income approach, which values the intangible asset at the present value of the related incremental after tax cash flows. The customer relationships intangible asset will be amortized over a useful life of 21 years. The trade name was valued using an income approach, which values the intangible asset based on an estimate of cost savings, or a relief from royalty. The trade name will be amortized over a useful life of 10 years. Goodwill includes value associated with the assembled workforce and Consolidated Container’s future growth and profitability. The assets acquired and liabilities assumed as part of the acquisition did not result in a step up of tax basis and approximately $94 million of goodwill is deductible for tax purposes. See Note 7 for additional information on goodwill and intangible assets as of December 31, 2017.

Loews Hotels & Co

In 2017, Loews Hotels & Co received proceeds of $31 million for the sale of two hotels, in which Loews Hotels & Co had joint venture interests. Loews Hotels & Co paid approximately $84 million to acquire a hotel in 2016 and approximately $330 million to acquire two hotels in 2015. These acquisitions were funded with a combination of cash and property-level debt.

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2017	2016	2015

(In millions)

Fixed maturity securities	$1,812	$1,819	$ 1,751
Limited partnership investments	277	199	119
Short term investments	18	9	11
Equity securities	12	10	12
Income from trading portfolio (a)	87	112	2
Other	35	45	34

Total investment income	2,241	2,194	1,929
Investment expenses	(59)	(59)	(63)

Net investment income	$2,182	$2,135	$ 1,866

(a)	Net unrealized gains (losses) related to changes in fair value on trading securities still held were $39, $44 and $(46) for the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, the Company held $2 million of non-income producing fixed maturity securities. As of December 31, 2016, the Company held no non-income producing fixed maturity securities. As of December 31, 2017 and 2016, no investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2017	2016	2015

(In millions)

Fixed maturity securities	$122	$54	$ (66)
Equity securities		(5)	(23)
Derivative instruments	(4)	(2)	10
Short term investments and other	4	3	8

Investment gains (losses) (a)	$122	$50	$ (71)

(a)

Gross realized gains on available-for-sale securities were $187, $209 and $133 for the years ended December 31, 2017, 2016 and 2015. Gross realized losses on available-for-sale securities were $65, $160 and $222 for the years ended December 31, 2017, 2016 and 2015.

Net change in unrealized gains (losses) on available-for-sale investments is as follows:

Year Ended December 31	2017	2016	2015

(In millions)

Fixed maturity securities	$728	$225	$ (1,114)
Equity securities	32	(2)	(6)
Other	(2)	1	1

Total net change in unrealized gains (losses) on available-for-sale investments	$758	$224	$ (1,119)

The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2017	2016	2015

(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$12	$59	$ 104
States, municipalities and political subdivisions			18
Asset-backed:
Residential mortgage-backed	1	10	8
Other asset-backed		3	1

Total asset-backed	1	13	9

Total fixed maturities available-for-sale	13	72	131
Equity securities available-for-sale	1	9	25

Net OTTI losses recognized in earnings	$14	$81	$ 156

The amortized cost and fair values of securities are as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Estimated	OTTI Losses
December 31, 2017	Cost	Gains	Losses	Fair Value	(Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,210	$1,625	$28	$18,807
States, municipalities and political subdivisions	12,478	1,551	2	14,027	$ (11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872
Other asset-backed	1,083	16	5	1,094

Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government- sponsored enterprises	111	2	4	109
Foreign government	437	9	2	444
Redeemable preferred stock	10	1		11

Fixed maturities available-for-sale	38,212	3,359	87	41,484	(38)
Fixed maturities trading	649	2	2	649

Total fixed maturities	38,861	3,361	89	42,133	(38)

Equity securities:
Common stock	21	7	1	27
Preferred stock	638	31	1	668

Equity securities available-for-sale	659	38	2	695	-
Equity securities trading	518	92	81	529

Total equity securities	1,177	130	83	1,224	-

Total	$40,038	$3,491	$172	$43,357	$ (38)

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 17,711	$ 1,323	$ 76	$ 18,958	$ (1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040
Other asset-backed	1,022	8	5	1,025

Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10		93
Foreign government	435	13	3	445
Redeemable preferred stock	18	1		19

Fixed maturities available-for-sale	38,349	2,736	192	40,893	(45)
Fixed maturities trading	598	3		601

Total fixed maturities	38,947	2,739	192	41,494	(45)

Equity securities:
Common stock	13	6		19
Preferred stock	93	2	4	91

Equity securities available-for-sale	106	8	4	110	-
Equity securities trading	465	60	86	439

Total equity securities	571	68	90	549	-

Total	$ 39,518	$ 2,807	$ 282	$ 42,043	$ (45)

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total

December 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

(In millions)

Fixed maturity securities:
Corporate and other bonds	$ 1,354	$ 21	$ 168	$ 7	$ 1,522	$ 28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5

Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government- sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4		170	2

Total fixed maturity securities	3,520	38	1,455	49	4,975	87
Equity securities:
Common stock	7	1			7	1
Preferred stock	93	1			93	1

Total equity securities	100	2	-	-	100	2

Total	$ 3,620	$ 40	$ 1,455	$ 49	$ 5,075	$ 89

	Less than		12 Months
	12 Months		or Longer		Total

		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed maturity securities:
Corporate and other bonds	$ 2,615	$ 61	$ 254	$ 15	$ 2,869	$ 76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24		422	5

Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government- sponsored enterprises	5				5
Foreign government	108	3			108	3

Total fixed maturity securities	6,977	167	571	25	7,548	192
Equity securities	12		13	4	25	4

Total	$ 6,989	$ 167	$ 584	$ 29	$ 7,573	$ 196

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2017 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2017.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2017, 2016 and 2015 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Year Ended December 31	2017	2016	2015

(In millions)

Beginning balance of credit losses on fixed maturity securities	$36	$53	$62
Reductions for securities sold during the period	(9)	(16)	(9)
Reductions for securities the Company intends to sell or more likely than not will be required to sell		(1)

Ending balance of credit losses on fixed maturity securities	$27	$36	$53

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2017		2016

	Cost or		Cost or
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

(In millions)

Due in one year or less	$ 1,135	$ 1,157	$ 1,779	$ 1,828
Due after one year through five years	8,165	8,501	7,566	7,955
Due after five years through ten years	16,060	16,718	15,892	16,332
Due after ten years	12,852	15,108	13,112	14,778

Total	$ 38,212	$ 41,484	$ 38,349	$ 40,893

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2017 and 2016 was approximately $3.3 billion and $3.2 billion, which includes undistributed earnings of $903 million and $820 million. Limited partnerships comprising 71.6% of the total carrying value are reported on a current basis through December 31, 2017 with no reporting lag, 13.2% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 78.8% and 76.6% of the carrying value as of December 31, 2017 and 2016 employ hedge fund strategies. Limited partnerships comprising 18.1% and 19.8% of the carrying value at December 31, 2017 and 2016 were invested in private debt and equity and the remainder were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 64.5% were equity related, 20.7% pursued a multi-strategy approach, 11.1% were focused on distressed investments and 3.7% were fixed income related as of December 31, 2017.

The ten largest limited partnership positions held totaled $1.5 billion as of December 31, 2017 and 2016. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 2.9% and 3.5% of the aggregate partnership equity at December 31, 2017 and 2016, and the related income reflected on the Consolidated Statements of Income represents approximately 3.0%, 4.0% and 2.8% of the changes in aggregate partnership equity for the years ended December 31, 2017, 2016 and 2015.

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

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2017			2016

	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)

(In millions)

With hedge designation:

Interest rate swaps	$500	$4

Without hedge designation:

Equity markets:
Options – purchased	224	12		$ 223	$ 14
– written	290		$ (7)	267		$ (8)
Futures – short	265	1		225	1
Commodity futures – long	44			42
Embedded derivative on funds withheld liability	167		(3)	174	3

Investment Commitments

As of December 31, 2017, the Company had committed approximately $384 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of December 31, 2017, the Company had commitments to purchase or fund additional amounts of $165 million and sell $108 million under the terms of such securities.

Investments on Deposit

Securities with carrying values of approximately $2.6 billion and $2.3 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2017 and 2016.

Cash and securities with carrying values of approximately $471 million and $514 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2017 and 2016. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $587 million and $261 million as of December  31, 2017 and 2016.

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises and foreign governments and redeemable preferred stock.

December 31, 2017	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate bonds and other	$128	$19,145	$98	$19,371
States, municipalities and political subdivisions		14,026	1	14,027
Asset-backed		7,751	335	8,086

Fixed maturities available-for-sale	128	40,922	434	41,484
Fixed maturities trading	10	635	4	649

Total fixed maturities	$138	$41,557	$438	$42,133

Equity securities available-for-sale	$91	$584	$20	$695
Equity securities trading	527		2	529

Total equity securities	$618	$584	$22	$1,224

Short term and other	$3,669	$958		$4,627
Receivables	1	4		5
Payable to brokers	(12)			(12)

December 31, 2016	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate bonds and other	$112	$19,273	$130	$19,515
States, municipalities and political subdivisions		13,239	1	13,240
Asset-backed		7,939	199	8,138

Fixed maturities available-for-sale	112	40,451	330	40,893
Fixed maturities trading		595	6	601

Total fixed maturities	$112	$41,046	$336	$41,494

Equity securities available-for-sale	$91		$19	$110
Equity securities trading	438		1	439

Total equity securities	$529	$-	$20	$549

Short term and other	$3,888	$858		$4,746
Receivables	1			1
Life settlement contracts			$58	58
Payable to brokers	(44)			(44)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

				Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)
2017	Balance, January 1	Included in Net Income	Included in OCI
(In millions)

Fixed maturity securities:
Corporate bonds and other	$130		$3	$18	$(5)	$(54)	$16	$(10)	$98
States, municipalities and political subdivisions	1								1
Asset-backed	199	$2	3	107		(43)	153	(86)	335

Fixed maturities available-for-sale	330	2	6	125	(5)	(97)	169	(96)	434	$-
Fixed maturities trading	6	(2)							4	(2)

Total fixed maturities	$336	$-	$6	$125	$(5)	$(97)	$169	$(96)	$438	$(2)

Equity securities available-for-sale	$19		$3	$1	$(3)				$20
Equity securities trading	1	$(1)		2					2

Total equity securities	$20	$(1)	$3	$3	$(3)	$-	$-	$-	$22	$-

Life settlement contracts	$58	$6			$(59)	$(5)			$-
Derivative financial instruments, net	-	1			(1)				-

2016	Balance, January 1			Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)
		Included in Net Income	Included in OCI
(In millions)

Fixed maturity securities:
Corporate bonds and other	$168	$1	$1	$163	$(36)	$(103)		$(64)	$130
States, municipalities and political subdivisions	2					(1)			1
Asset-backed	209		(5)	133	(25)	(32)	$61	(142)	199

Fixed maturities available-for-sale	379	1	(4)	296	(61)	(136)	61	(206)	330	$-
Fixed maturities trading	85	5		2	(86)				6	3

Total fixed maturities	$464	$6	$(4)	$298	$(147)	$(136)	$61	$(206)	$336	$3

Equity securities available-for-sale	$20	$(1)							$19	$(2)
Equity securities trading	1	1			$(1)				1

Total equity securities	$21	$-	$-	$-	$(1)	$-	$-	$-	$20	$(2)

Life settlement contracts	$74	$5				$(21)			$58	$(3)
Derivative financial instruments, net	3	(1)			$(2)				-

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities trading	Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the year ended December 31, 2017 there were $10 million of transfers from Level 1 to Level 2 and no transfers from Level 2 to Level 1. During the year ended December 31, 2016, there were no transfers between Level 1 and Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Short Term and Other Invested Assets

Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds, treasury bills and exchange traded open-end funds valued using quoted market prices. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented in the Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.

Life Settlement Contracts

Historically, the fair value of life settlement contracts was determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as CNA’s own assumptions for mortality, premium expense and the rate of return that a buyer would require on the contracts. As of December 31, 2016 CNA reached an agreement on terms to sell the portfolio and the purchase and sale agreement related to the portfolio was executed on March 7, 2017. At December 31, 2016, the valuation of the life settlement contracts was based on the terms of the sale of the contract to a third party. Despite the sale, the contracts were classified as Level 3 as there is not an active market for life settlement contracts.

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

December 31, 2017	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$136	Discounted cash flow	Credit spread	1% – 12%	(3%)

December 31, 2016	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$106	Discounted cash flow	Credit spread	2% – 40%	(4%)

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

	Carrying	Estimated Fair Value
December 31, 2017	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$839			$844	$844

Liabilities:
Short term debt	278		$156	122	278
Long term debt	11,236		10,966	525	11,491

December 31, 2016

Assets:
Other invested assets, primarily mortgage loans	$591			$594	$594

Liabilities:
Short term debt	107		$104	3	107
Long term debt	10,655		10,150	646	10,796

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

Note 5. Receivables

December 31	2017	2016
(In millions)

Reinsurance (Note 15)	$4,290	$4,453
Insurance	2,336	2,255
Receivable from brokers	69	178
Accrued investment income	413	410
Federal income taxes	52	7
Other, primarily customer accounts	533	431

Total	7,693	7,734
Less: allowance for doubtful accounts on reinsurance receivables	29	37
allowance for other doubtful accounts	51	53

Receivables	$7,613	$7,644

Note 6. Property, Plant and Equipment

December 31	2017	2016
(In millions)

Pipeline equipment (net of accumulated depreciation of $2,453 and $2,174)	$7,857	$7,631
Offshore drilling equipment (net of accumulated depreciation of $2,797 and $3,310)	5,226	5,693
Other (net of accumulated depreciation of $1,009 and $873)	1,886	1,527
Construction in process	458	379

Property, plant and equipment	$15,427	$15,230

The balance of other property, plant and equipment as of December 31, 2017 includes $366 million for Consolidated Container.

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2017		2016		2015

	Depre- ciation	Capital Expend.	Depre- ciation	Capital Expend.	Depre- ciation	Capital Expend.

(In millions)

CNA Financial	$80	$101	$67	$128	$74	$123
Diamond Offshore	349	113	384	629	494	812
Boardwalk Pipeline	325	689	321	648	327	390
Loews Hotels & Co	63	57	63	164	54	389
Corporate	37	30	6	3	6	4

Total	$854	$990	$841	$1,572	$955	$1,718

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $37 million, $51 million and $36 million for the years ended December 31, 2017, 2016 and 2015.

Diamond Offshore

Purchase of Assets

In 2016, Diamond Offshore took delivery of one ultra-deepwater semisubmersible rig. The net book value of this newly constructed rig was $774 million at December 31, 2016.

Sale of Assets

In 2016, Diamond Offshore entered into a ten-year agreement with a subsidiary of GE Oil & Gas (“GE”) to provide services with respect to certain blowout preventer and related well control equipment on four drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement with GE, Diamond Offshore completed four sale and leaseback transactions with a GE affiliate during 2016 with respect to the well control equipment on its four drillships and received an aggregate of $210 million in proceeds, which was less than the carrying value of the equipment. The resulting difference was recorded as prepaid rent with no gain or loss recognized on the transactions, and will be amortized over the terms of the operating leases. Future commitments under the operating leases and contractual services agreements are estimated to aggregate approximately $550 million over the remaining term of the agreements.

For the years ended December 31, 2017 and 2016, Diamond Offshore recognized $62 million and $34 million in aggregate expense related to the well control equipment leases and contractual services agreement.

Asset Impairments

During 2017, in response to continued depressed market conditions for the offshore contract drilling industry, Diamond Offshore’s expectations that a market recovery is not likely to occur in the near term, as well as decisions by management to market certain rigs for sale, Diamond Offshore evaluated ten of its drilling rigs with indications that their carrying values may not be recoverable. Based on its analyses, Diamond Offshore determined that the carrying values of three rigs were impaired, consisting of one ultra-deepwater semisubmersible, one deepwater semisubmersible and one jack-up rig.

Diamond Offshore estimated the fair value of two of the impaired rigs using an income approach, in which the fair value was estimated based on a calculation of the rig’s discounted future net cash flows over its remaining economic life, which utilized significant unobservable inputs, including assumptions related to estimated dayrate revenue, rig utilization, estimated reactivation and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. The fair value of the other impaired rig was estimated using a market approach, which required Diamond Offshore to estimate the value that would be received for the rig in the principal or most advantageous market for that rig in an orderly transaction between market participants. This estimate was primarily based on an indicative bid to purchase the rig, as well as our evaluation of other market data points; however, the rig has not been sold. These fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. During the year ended December 31, 2017, Diamond Offshore recorded asset impairment charges in the aggregate of $100 million ($32 million after tax and noncontrolling interests).

Diamond Offshore recorded aggregate asset impairment charges of $672 million ($263 million after tax and noncontrolling interests for the year ended December 31, 2016. See Note 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of Diamond Offshore’s 2016 asset impairments. Diamond Offshore recorded aggregate asset impairment charges of $861 million ($341 million after tax and noncontrolling interests) for the year ended December 31, 2015. See Note 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of Diamond Offshore’s 2015 asset impairments. The asset impairment charges recorded during the years ended December 31, 2017, 2016 and 2015 are reported within Other operating expenses on the Consolidated Statements of Income.

Boardwalk Pipeline

Sale of Assets

During 2017, Boardwalk Pipeline sold a processing plant and related assets for approximately $64 million, including customary adjustments. The sale resulted in a loss of $47 million ($15 million after tax and noncontrolling interests) and is reported within Other operating expenses on the Consolidated Statements of Income.

Note 7. Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill is as follows:

	Total	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate

(In millions)

Balance, December 31, 2015	$351	$114	$-	$237	$-	$-
Other adjustments	(5)	(5)

Balance, December 31, 2016	346	109	-	237	-	-
Acquisition	310					310
Other adjustments	3	3

Balance, December 31, 2017	$659	$112	$-	$237	$-	$310

The increase in the goodwill balance as of December 31, 2017 primarily reflects the acquisition of Consolidated Container. See Note 2 for further discussion on the acquisition.

An impairment charge of $20 million was recorded in Other operating expenses in 2015 to write off all goodwill attributable to Diamond Offshore.

A summary of the net carrying amount of other intangible assets is as follows:

	December 31, 2017		December 31, 2016

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

(In millions)

Finite-lived intangible assets:
Customer relationships	$518	$22	$59	$8
Other	74	13	21	7

Total finite-lived intangible assets	592	35	80	15

Indefinite-lived intangible assets	81		77

Total other intangible assets	$673	$35	$157	$15

The balance of finite-lived intangible assets as of December 31, 2017 includes assets from the acquisition of Consolidated Container.

Amortization expense for the years ended December 31, 2017, 2016 and 2015 of $20 million, $3 million and $3 million is reported in Other operating expenses on the Company’s Consolidated Statements of Income. At December 31, 2017, estimated amortization expense in each of the next five years is approximately $32 million in 2018, $32 million in 2019, $31 million in 2020, $30 million in 2021 and $30 million in 2022.

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

Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers’ compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that CNA’s ultimate cost for insurance losses will not exceed current estimates.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $380 million, $165 million and $141 million for the years ended December 31, 2017, 2016 and 2015. Net catastrophe losses for the year ended December 31, 2017 included $256 million related to Hurricanes Harvey, Irma and Maria. Catastrophe-related reinsurance reinstatement premium was $4 million for the year ended December 31, 2017. The remaining net catastrophe losses in 2017 resulted primarily from the California wildfires and U.S. weather-related events. Net catastrophe losses in 2016 related primarily to U.S. weather-related events and the Fort McMurray wildfires. Net catastrophe losses in 2015 related primarily to U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Year Ended December 31	2017	2016	2015
(In millions)

Reserves, beginning of year:
Gross	$22,343	$22,663	$23,271
Ceded	4,094	4,087	4,344

Net reserves, beginning of year	18,249	18,576	18,927

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,201	5,025	4,934
Decrease in provision for insured events of prior years	(381)	(342)	(255)
Amortization of discount	179	175	166

Total net incurred (a)	4,999	4,858	4,845

Net payments attributable to:
Current year events	(975)	(967)	(856)
Prior year events	(4,366)	(4,167)	(4,089)

Total net payments	(5,341)	(5,134)	(4,945)

Foreign currency translation adjustment and other	163	(51)	(251)

Net reserves, end of year	18,070	18,249	18,576
Ceded reserves, end of year	3,934	4,094	4,087

Gross reserves, end of year	$22,004	$22,343	$22,663

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits, which are not reflected in the table above.

Reserving Methodology

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. Every reserve group is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter. In developing the loss reserve estimates for property and casualty contracts, CNA generally projects ultimate losses using several common actuarial methods as listed below. CNA reviews the various indications from the various methods and applies judgment to select an actuarial point estimate. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Further, CNA does not establish case reserves for allocated loss adjustment expenses (“ALAE”), therefore ALAE reserves are included in its estimate of IBNR. The most frequently utilized methods to project ultimate losses include the following:

•	Paid development: The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid losses.

•	Incurred development: The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses.

•	Loss ratio: The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year.

•

Bornhuetter-Ferguson using premiums and paid loss: The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method.

•

Bornhuetter-Ferguson using premiums and incurred loss: The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses.

•

Frequency times severity: The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates.

•	Stochastic modeling: The stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.

For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA may not assign any weight to the paid and incurred development methods. CNA may use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation.

Future Policy Benefit Reserves

Reserves for policyholder benefits for Other Insurance Operations, which primarily includes long term care, are based on actuarial assumptions which include estimates of morbidity, persistency, inclusive of mortality, discount rates, future premium rate increases and expenses over the life of the contracts. Under GAAP, the best estimates of the actuarial assumptions at the date the contract was issued are locked-in throughout the life of the contract unless a premium deficiency develops, which occurred in 2015. As a result, CNA updated the assumptions to represent management’s best estimates at the time of the premium deficiency and these revised assumptions are locked-in unless another premium deficiency is identified.

Certain claim liabilities are more difficult to estimate and have differing methodologies and considerations which are described below.

Mass Tort and A&EP Reserves

CNA’s mass tort and A&EP reserving methodologies are similar as both are based on detailed account reviews of large accounts with estimates based on ultimate payments considering the applicable law and coverage litigation. These reserves are subject to greater inherent variability than is typical of the remainder of CNA’s reserves due to, among other things, a general lack of sufficiently detailed data, expansion of the population being held responsible for these exposures and significant unresolved legal issues such as the existence of coverage and the definition of an occurrence.

Property and Casualty Reserve Reviews

CNA’s actuarial reserve analyses result in point estimates. Each quarter, the results of detailed reserve reviews are summarized and discussed with CNA’s senior management to determine management’s best estimate of reserves. CNA’s senior management considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, consideration of the factors cited above and its judgment. The carried reserve differs from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis.

Development Tables

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

The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in the years preceding calendar year 2016 is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

The amounts reported for the cumulative number of reported claims include direct and assumed open and closed claims by accident year at the claimant level. The number excludes claim counts for claims within a policy deductible where the insured is responsible for payment of losses in the deductible layer. Claim count data for certain assumed reinsurance contracts is unavailable.

In the loss reserve development tables, IBNR includes reserves for incurred but not reported losses and expected development on case reserves.

The following tables present the gross and net carried reserves:

December 31, 2017	Property and Casualty Operations	Other Insurance Operations	Total
(In millions)

Gross Case Reserves	$6,913	$4,757	$11,670
Gross IBNR Reserves	9,156	1,178	10,334

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,069	$5,935	$22,004

Net Case Reserves	$6,343	$3,302	$9,645
Net IBNR Reserves	8,232	193	8,425

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,575	$3,495	$18,070

December 31, 2016

(In millions)

Gross Case Reserves	$7,164	$4,696	$11,860
Gross IBNR Reserves	9,207	1,276	10,483

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,371	$5,972	$22,343

Net Case Reserves	$6,582	$3,045	$9,627
Net IBNR Reserves	8,328	294	8,622

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,910	$3,339	$18,249

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. Favorable net prior year development of $302 million, $316 million and $218 million was recorded for Property and Casualty Operations for the years ended December 31, 2017, 2016 and 2015.

Favorable net prior year development of $89 million, $43 million and $50 million was recorded for Other Insurance Operations for the years ended December 31, 2017, 2016 and 2015. The favorable net prior year development for the year ended December 31, 2017 was driven by lower than expected claim severity.

Premium development can occur in the Property and Casualty Operations when there is a change in exposure on auditable policies or when premium accruals differ from processed premium. Audits on policies usually occur in a period after the expiration date of the policy.

The following table and discussion presents detail of the net prior year claim and claim adjustment expense reserve development in CNA’s Property and Casualty Operations:

Year Ended December 31	2017	2016	2015

(In millions)

Medical professional liability	$5	$(37)	$(43)
Other professional liability and management liability	(131)	(130)
Surety	(84)	(63)	(69)
Commercial auto	(38)	(46)	(22)
General liability		(28)	(33)
Workers’ compensation	(65)	150	80
Other	5	(134)	(123)

Total pretax (favorable) unfavorable development	$(308)	$(288)	$(210)

2017

Unfavorable development in medical professional liability was primarily due to continued higher than expected frequency in aging services and higher than expected severity for hospitals in recent accident years. This was partially offset by favorable development in life sciences and hospitals in prior accident years as well as favorable development related to unallocated claim adjustment expenses.

Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and a lower frequency of large losses for accident years 2011 through 2015 for professional and management liability, lower than expected claim frequency in accident years 2012 through 2015 for professional liability and lower than expected severity in accident years 2014 through 2015 for professional liability.

Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2015 and prior.

Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2016, as well as a large favorable recovery on a claim in accident year 2012.

Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms impacting medical costs. This was partially offset by unfavorable development related to an adverse arbitration ruling on reinsurance recoverables from older accident years as well as the recognition of loss estimates associated with favorable premium development.

Unfavorable development for other coverages was primarily due to higher than expected severity in accident year 2016 and higher than expected large claim frequency in the Hardy Political Risks portfolio relating largely to accident year 2016. This unfavorable development was largely offset by favorable development due to better than expected frequency in accident years 2014 through 2015, better than expected emergence in Canadian run-off business in accident years 2014 and prior, several favorable settlements relating to large claims in the Europe Professional Indemnity portfolio and lower than expected large loss frequency in the Europe Financial Institutions portfolio.

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

Favorable development for other coverages was due to better than expected claim frequency and claim severity in accident years 2010 through 2015, better than expected loss frequency in accident years 2013 through 2015, better than expected severity on the December 2015 United Kingdom floods, better than expected attritional losses and large loss experience on accident years 2013 through 2015 for Hardy business and favorable settlements on claims in accident years 2013 and prior related to CNA’s Canadian package business. Additional favorable development was due to a commutation of exposures in marine run-off classes on CNA’s Europe business and lower than expected frequency of large losses related to CNA’s Europe business in accident years 2013 and 2015. This was partially offset by unfavorable development related to higher than expected severity from a fourth quarter 2015 catastrophe event.

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

Favorable development for other coverages was due to better than expected claim frequency in accident year 2014, better than expected claim emergence from 2012 and 2014 catastrophe events, better than expected large loss emergence in accident years 2012 and prior and better than expected individual large loss emergence and favorable settlements on large claims in accident years 2013 and 2014. This was partially offset by unfavorable development due to higher than expected large losses in financial institutions and political risk, primarily in accident year 2014.

Property and Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property and Casualty Operations:

December 31	2017
(In millions)

Medical professional liability	$1,700
Other professional liability and management liability	2,912
Surety	368
Commercial auto	389
General liability	3,123
Workers’ compensation	4,012
Other	2,071

Total net liability for unpaid claim and claim adjustment expenses	$14,575

Medical Professional Liability
											December 31, 2017

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2008	$426	$451	$496	$480	$468	$468	$467	$455	$442	$438	$4	14,102
2009		462	469	494	506	480	471	463	432	422	3	15,594
2010			483	478	478	486	470	446	403	398	9	15,239
2011				486	492	507	533	501	491	491	16	17,481
2012					526	529	575	567	559	563	39	18,503
2013						534	540	560	567	573	44	19,777
2014							511	548	585	564	78	19,764
2015								480	539	543	164	17,690
2016									469	527	268	14,743
2017										452	370	11,137

									Total	$4,971	$995

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2008	$9	$90	$207	$282	$332	$377	$395	$409	$428	$431
2009		9	75	180	278	328	353	377	396	408
2010			11	93	186	273	338	361	371	380
2011				18	121	225	315	379	407	435
2012					15	121	236	359	428	475
2013						18	121	259	364	429
2014							25	149	274	374
2015								22	105	241
2016									18	126
2017										20

									Total	$3,319

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,652
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										20
Liability for unallocated claim adjustment expenses for accident years presented										28

Total net liability for unpaid claim and claim adjustment expenses										$1,700

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended
December 31											Total

Accident Year
2008		$25	$45	$(16)	$(12)		$(1)	$(12)	$(13)	$(4)	$12
2009			7	25	12	$(26)	(9)	(8)	(31)	(10)	(40)
2010				(5)		8	(16)	(24)	(43)	(5)	(85)
2011					6	15	26	(32)	(10)		5
2012						3	46	(8)	(8)	4	37
2013							6	20	7	6	39
2014								37	37	(21)	53
2015									59	4	63
2016										58	58

Total net development for the accident years presented above								(27)	(2)	32
Total net development for accident years prior to 2008								(16)	(35)	(19)
Total unallocated claim adjustment expense development								-	-	(8)

Total								$(43)	$(37)	$5

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability
											December 31, 2017

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2008	$916	$933	$954	$924	$915	$880	$850	$845	$827	$818	$26	16,331
2009		829	873	903	898	891	900	895	903	901	32	17,274
2010			825	827	850	848	846	836	823	826	31	17,805
2011				876	904	933	948	944	910	898	71	18,643
2012					907	894	876	870	833	832	73	18,262
2013						844	841	879	840	824	83	17,362
2014							841	859	854	798	158	16,984
2015								847	851	832	296	16,603
2016									859	859	426	17,004
2017										810	701	15,206

									Total	$8,398	$1,897

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2008	$39	$181	$376	$515	$600	$641	$678	$719	$741	$753
2009		37	195	358	550	638	719	769	798	821
2010			31	203	404	541	630	670	721	753
2011				71	313	502	604	682	726	781
2012					57	248	398	570	648	698
2013						51	240	426	583	667
2014							51	212	375	494
2015								48	209	377
2016									60	236
2017										52

									Total	$5,632

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,766
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										79
Liability for unallocated claim adjustment expenses for accident years presented										67

Total net liability for unpaid claim and claim adjustment expenses										$2,912

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended
December 31											Total

Accident Year
2008		$17	$21	$(30)	$(9)	$(35)	$(30)	$(5)	$(18)	$(9)	$(98)
2009			44	30	(5)	(7)	9	(5)	8	(2)	72
2010				2	23	(2)	(2)	(10)	(13)	3	1
2011					28	29	15	(4)	(34)	(12)	22
2012						(13)	(18)	(6)	(37)	(1)	(75)
2013							(3)	38	(39)	(16)	(20)
2014								18	(5)	(56)	(43)
2015									4	(19)	(15)
2016										-	-

Total net development for the accident years presented above								26	(134)	(112)
Total net development for accident years prior to 2008								(26)	4	(14)
Total unallocated claim adjustment expense development								-	-	(5)

Total								$-	$(130)	$(131)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Surety
											December 31, 2017

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2008	$114	$114	$73	$68	$61	$52	$48	$45	$44	$44		7,199
2009		114	114	103	85	68	59	52	53	53	$1	6,679
2010			112	112	111	84	76	66	63	59	7	5,962
2011				120	121	116	87	75	70	66	9	5,795
2012					120	122	98	70	52	45	9	5,519
2013						120	121	115	106	91	10	4,993
2014							123	124	94	69	25	4,938
2015								131	131	104	63	4,670
2016									124	124	84	4,707
2017										120	97	2,901

									Total	$775	$305

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2008	$9	$27	$35	$39	$42	$43	$43	$43	$43	$43
2009		13	24	34	41	43	45	46	47	47
2010			13	34	50	55	57	58	55	52
2011				19	42	55	58	60	60	56
2012					5	32	34	35	35	36
2013						16	40	69	78	78
2014							7	30	38	36
2015								7	26	38
2016									5	37
2017										23

									Total	$446

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$329
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										9
Liability for unallocated claim adjustment expenses for accident years presented										30

Total net liability for unpaid claim and claim adjustment expenses										$368

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended
December 31											Total

Accident Year
2008		$-	$(41)	$(5)	$(7)	$(9)	$(4)	$(3)	$(1)	$-	$(70)
2009				(11)	(18)	(17)	(9)	(7)	1	-	(61)
2010					(1)	(27)	(8)	(10)	(3)	(4)	(53)
2011					1	(5)	(29)	(12)	(5)	(4)	(54)
2012						2	(24)	(28)	(18)	(7)	(75)
2013							1	(6)	(9)	(15)	(29)
2014								1	(30)	(25)	(54)
2015										(27)	(27)
2016										-	-

Total net development for the accident years presented above								(65)	(65)	(82)
Total net development for accident years prior to 2008								(4)	2	1
Total unallocated claim adjustment expense development								-	-	(3)

Total								$(69)	$(63)	$(84)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto

											December 31, 2017

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017	IBNR	Claims

(In millions, except reported claims data)
Accident Year
2008	$322	$323	$316	$306	$309	$305	$298	$298	$296	$297		56,424
2009		287	272	274	278	281	277	275	272	272		47,343
2010			262	274	279	283	291	286	281	280	$1	46,335
2011				262	273	279	293	290	285	285	3	46,691
2012					270	282	292	296	300	292	7	45,288
2013						242	259	257	241	237	10	38,539
2014							231	221	210	204	19	33,029
2015								199	197	187	35	29,924
2016									196	183	53	29,745
2017										196	117	25,173

									Total	$2,433	$245

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2008	$83	$158	$210	$244	$274	$289	$291	$292	$293	$295
2009		72	128	188	229	257	269	270	270	271
2010			72	137	197	240	265	274	279	280
2011				78	141	193	241	264	275	277
2012					77	157	214	253	276	278
2013						73	132	164	195	219
2014							63	100	135	163
2015								52	95	128
2016									51	91
2017										58

									Total	$2,060

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$373
	Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008									6
	Liability for unallocated claim adjustment expenses for accident years presented									10

	Total net liability for unpaid claim and claim adjustment expenses									$389

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended December 31											Total

Accident Year
2008		$1	$(7)	$(10)	$3	$(4)	$(7)		$(2)	$1	$(25)
2009			(15)	2	4	3	(4)	$(2)	(3)	-	(15)
2010				12	5	4	8	(5)	(5)	(1)	18
2011					11	6	14	(3)	(5)	-	23
2012						12	10	4	4	(8)	22
2013							17	(2)	(16)	(4)	(5)
2014								(10)	(11)	(6)	(27)
2015									(2)	(10)	(12)
2016										(13)	(13)

	Total net development for the accident years presented above							(18)	(40)	(41)
	Total net development for accident years prior to 2008							(4)	(6)	1
	Total unallocated claim adjustment expense development							-	-	2

							Total	$(22)	$(46)	$(38)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability
											December 31, 2017

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2008	$611	$604	$630	$647	$633	$632	$613	$600	$591	$592	$13	$44,655
2009		591	637	634	633	629	623	619	622	627	18	44,038
2010			566	597	599	649	695	675	659	654	19	43,472
2011				537	534	564	610	611	621	615	29	38,216
2012					539	563	579	570	558	569	34	34,249
2013						615	645	634	643	604	62	33,255
2014							627	634	635	627	131	27,478
2015								573	574	585	208	23,082
2016									622	647	351	21,893
2017										627	547	15,375

									Total	$6,147	$1,412

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2008	$31	$129	$261	$390	$473	$528	$550	$560	$567	$574
2009		33	112	270	392	486	532	557	584	596
2010			27	139	267	414	530	577	608	618
2011				27	135	253	389	484	534	562
2012					27	127	233	340	417	473
2013						33	135	257	377	469
2014							29	115	245	379
2015								31	132	247
2016									34	163
2017										27

									Total	$4,108

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,039
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										1,026
Liability for unallocated claim adjustment expenses for accident years presented										58

Total net liability for unpaid claim and claim adjustment expenses										$3,123

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended
December 31											Total

Accident Year
2008		$(7)	$26	$17	$(14)	$(1)	$(19)	$(13)	$(9)	$1	$(19)
2009			46	(3)	(1)	(4)	(6)	(4)	3	5	36
2010				31	2	50	46	(20)	(16)	(5)	88
2011					(3)	30	46	1	10	(6)	78
2012						24	16	(9)	(12)	11	30
2013							30	(11)	9	(39)	(11)
2014								7	1	(8)	-
2015									1	11	12
2016										25	25

Total net development for the accident years presented above								(49)	(13)	(5)
Total net development for accident years prior to 2008								16	(15)	(2)
Total unallocated claim adjustment expense development								-	-	7

							Total	$(33)	$(28)	$-

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation
											December 31, 2017

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2008 (a)	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2008	$558	$575	$593	$606	$608	$612	$622	$630	$638	$652	$34	59,911
2009		583	587	594	596	600	611	617	625	632	34	51,161
2010			576	619	641	663	683	697	717	721	33	48,144
2011				593	628	637	648	642	666	668	23	44,691
2012					589	616	648	661	671	667	63	41,756
2013						528	563	584	610	584	57	38,153
2014							459	474	474	448	106	33,072
2015								416	426	401	154	31,470
2016									421	399	200	31,310
2017										434	254	27,929

									Total	$5,606	$958

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2008	$92	$233	$323	$381	$425	$461	$489	$505	$520	$541
2009		88	223	315	381	435	468	495	516	539
2010			94	245	352	433	500	531	565	603
2011				97	245	353	432	471	515	557
2012					86	229	338	411	465	503
2013						79	211	297	366	413
2014							60	157	213	256
2015								50	130	179
2016									52	127
2017										62

									Total	$3,780

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,826
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										2,216
Other (b)										(37)
Liability for unallocated claim adjustment expenses for accident years presented										7

Total net liability for unpaid claim and claim adjustment expenses										$4,012

Net Strengthening or (Releases) of Prior Accident Year Reserves
Years Ended
December 31											Total

Accident Year
2008		$17	$18	$13	$2	$4	$10	$8	$8	$14	$94
2009			4	7	2	4	11	6	8	7	49
2010				43	22	22	20	14	20	4	145
2011					35	9	11	(6)	24	2	75
2012						27	32	13	10	(4)	78
2013							35	21	26	(26)	56
2014								15		(26)	(11)
2015									10	(25)	(15)
2016										(22)	(22)

Total net development for the accident years presented above								71	106	(76)
Adjustment for development on a discounted basis								(2)	1	(4)
Total net development for accident years prior to 2008								11	43	14
Total unallocated claim adjustment expense development										1

Total								$80	$150	$(65)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.

The table below reconciles the net liability for unpaid claim and claim adjustment expenses for Property and Casualty Operations to the amount presented in the Consolidated Balance Sheets.

As of December 31,	2017

(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property and Casualty Operations	$14,575
Other Insurance Operations (a)	3,495

Total net claim and claim adjustment expenses	18,070

Reinsurance receivables: (b)
Property and Casualty Operations	1,494
Other Insurance Operations (c)	2,440

Total reinsurance receivables	3,934

Total gross liability for unpaid claims and claims adjustment expenses	$22,004

(a)

Other Insurance Operations include amounts primarily related to long term care claim reserves, which are long duration insurance contracts, but also include amounts related to unfunded structured settlements arising from short duration insurance contracts.

(b)	Reinsurance receivables presented do not include reinsurance receivables related to paid losses.
(c)	The Other Insurance Operations reinsurance receivables are primarily related to A&EP claims covered under the loss portfolio transfer.

The table below presents information about average historical claims duration as of December 31, 2017 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:

	1	2	3	4	5	6	7	8	9	10	Total

Medical professional liability	3.3%	18.9%	23.5%	19.8%	12.7%	7.2%	4.5%	3.3%	3.6%	0.7%	97.5%
Other professional liability and management liability	5.9%	21.0%	21.1%	17.3%	9.9%	6.0%	5.6%	4.0%	2.6%	1.5%	94.9%
Surety (a)	21.4%	38.4%	17.7%	7.5%	3.4%	2.0%	(2.3)%	(1.1)%	-	-	87.0%
Commercial auto	28.1%	22.9%	18.4%	14.1%	9.2%	3.4%	0.9%	0.2%	0.4%	0.7%	98.3%
General liability	4.9%	16.6%	20.7%	20.8%	15.2%	8.4%	4.2%	2.5%	1.5%	1.2%	96.0%
Workers’ compensation	13.5%	21.2%	14.4%	10.7%	7.8%	5.5%	4.9%	3.7%	3.0%	3.2%	87.9%

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

Subsequent to the effective date of the LPT, CNA recognized adverse prior year development on its A&EP reserves which resulted in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which CNA recognizes a change in the estimate of A&EP reserves that increases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits in the Consolidated Statements of Income.

The following table presents the impact of the loss portfolio transfer on the Consolidated Statements of Income.

Year Ended December 31	2017	2016	2015

(In millions)

Net A&EP adverse development before consideration of LPT	$60	$200	$150
Retroactive reinsurance benefit recognized	(68)	(107)	(85)

Pretax impact of A&EP reserve development and the LPT	$(8)	$93	$65

Based upon CNA’s annual A&EP reserve review, net unfavorable prior year development of $60 million, $200 million and $150 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2017, 2016, and 2015. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. The 2015 unfavorable development was recorded to reflect a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. While the unfavorable development was ceded to NICO under the LPT, CNA’s reported earnings in the periods were negatively affected due to the application of retroactive reinsurance accounting.

As of December 31, 2017 and 2016, the cumulative amounts ceded under the LPT were $2.9 billion and $2.8 billion. The unrecognized deferred retroactive reinsurance benefit was $326 million and $334 million as of December 31, 2017 and 2016.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $3.1 billion and $2.8 billion as of December 31, 2017 and 2016. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

Note 9. Leases

Leases primarily cover office facilities, machinery and computer equipment. Hotel properties, in some instances, are constructed on leased land. Rent expense amounted to $113 million, $97 million and $85 million for the years ended December 31, 2017, 2016 and 2015. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts

(In millions)

2018	$76	$6
2019	70	5
2020	71	5
2021	69	4
2022	59	4
Thereafter	384	16

Total	$729	$40

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

For 2015 through 2017, the Internal Revenue Service (“IRS”) has accepted the Company into the Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position and cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2013.

Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal and various state and foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2009 to 2016.

On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” previously known as “The Tax Cuts and Jobs Act” was signed into law (the “Tax Act”). The Tax Act amended the Internal Revenue Code in several areas that had a direct and immediate effect on the Company’s results of operations and statement of financial position as of and for the year ended December 31, 2017 including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized, and a one-time mandatory deemed repatriation of accumulated earnings of foreign subsidiaries as of December 31, 2017, inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes. The Tax Act is subject to further clarification by the issuance of future technical guidance by the U.S. Department of Treasury and/or future technical correction legislation.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows companies to report the income tax effects of the Tax Act as a provisional amount based on a reasonable estimate, which would be subject to adjustment during a reasonable measurement period, not to exceed twelve months, until the accounting and analysis under ASC 740 is complete. Due to the timing of the enactment of the Tax Act, there continues to be a significant amount of uncertainty as to the appropriate application of a number of the underlying provisions, pending further guidance and clarification from the relevant authorities. The Company will continue to monitor developments in this area and adjust its provisional estimates throughout the year in 2018, as and if necessary, as additional guidance and clarification becomes available.

The Company recorded a one-time non-cash provisional $200 million increase to net income (net of noncontrolling interests) for the year ended December 31, 2017 related to the Tax Act. This increase includes a $268 million income tax benefit due to the adjustment of net deferred tax assets and liabilities related to the reduction of the U.S. federal corporate income tax rate from 35% to 21% partially offset by a $78 million charge mostly related to the one-time mandatory repatriation of previously deferred earnings of certain of Diamond Offshore’s non-U.S. subsidiaries, inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes. The Company is still in the process of evaluating the estimate as it relates to the tax effect of: (i) the amount of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21%, including the calculation of the mandatory deemed repatriation aspect of the Tax Act and the state tax effect of adjustments made to federal temporary differences, (ii) the ability to more likely than not realize the benefit of deferred tax assets, including net operating losses and foreign tax credits, (iii) the effect of re-computing CNA’s insurance reserves and the transition adjustment from existing law, the effects of which will have no impact on the effective tax rate and (iv) the special accounting method provisions for recognizing income for

U.S. federal income tax purposes no later than financial accounting purposes and the transition adjustment from existing law, which will also have no impact on the effective tax rate.

Any adjustments to these provisional amounts will be reported as a component of Income tax (expense) benefit in the reporting period in which such adjustments are determined, which will be no later than the fourth quarter of 2018.

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2017	2016	2015

(In millions)

Income tax expense (benefit):
Federal:
Current	$157	$71	$79
Deferred	(63)	102	(234)
State and city:
Current	22	13	21
Deferred	17	13	5
Foreign	37	21	86

Total	$170	$220	$(43)

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense (benefit) is as follows:

Year Ended December 31	2017	2016	2015
(In millions)
Income before income tax:
U.S.	$1,322	$1,207	$543
Foreign	260	(271)	(299)

Total	$1,582	$936	$244

Income tax expense at statutory rate	$554	$328	$86
Increase (decrease) in income tax expense resulting from:
Effect of the Tax Act	(190)
Exempt investment income	(134)	(126)	(126)
Foreign related tax differential	(36)	40	(18)
Amortization of deferred charges associated with intercompany
rig sales to other tax jurisdictions			38
Taxes related to domestic affiliate	1	(14)	(10)
Partnership earnings not subject to taxes	(51)	(52)	(38)
Allowance for foreign tax credits	7	62
Unrecognized tax positions, settlements and adjustments relating to prior years	(8)	(42)	1
Other (a)	27	24	24

Income tax expense (benefit)	$170	$220	$(43)

(a)	Includes state and local taxes and other non-deductible expenses.

The Company currently intends to indefinitely reinvest the earnings of its foreign subsidiaries. Except to the extent of the U.S. tax provided under the Tax Act or other required U.S. tax provision, the Company has not provided tax on any withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings. It is not practical to estimate this potential liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2017	2016	2015
(In millions)

Balance at January 1	$35	$54	$57
Additions for tax positions related to the current year	51	4	7
Additions for tax positions related to a prior year	5	1
Reductions for tax positions related to a prior year	(1)	(20)	(3)
Lapse of statute of limitations	(6)	(4)	(7)
Balance at December 31	$84	$35	$54

In 2016, the $20 million in reductions for tax positions related to a prior year, is primarily from the devaluation of the Egyptian pound. At December 31, 2017, 2016 and 2015, $102 million, $36 million and $49 million of unrecognized tax benefits related to Diamond Offshore would affect the effective tax rate if recognized.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense on the Consolidated Statements of Income. Interest amounts recorded by the Company were insignificant for the years ended December 31, 2017, 2016 and 2015. The Company recorded income tax benefit of $2 million and $23 million for the years ended December 31, 2017 and 2016 and income tax expense of $2 million for the year ended December 31, 2015 related to penalties.

The following table summarizes deferred tax assets and liabilities:

December 31	2017	2016
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$74	$125
Unearned premium reserves	142	206
Receivables	13	26
Employee benefits	243	407
Life settlement contracts	-	56
Deferred retroactive reinsurance benefit	68	117
Net operating loss carryforwards	169	178
Tax credit carryforwards	199	289
Basis differential in investment in subsidiary	15	17
Other	211	246
Total deferred tax assets	1,134	1,667
Valuation allowance	(169)	(210)
Net deferred tax assets	965	1,457

Deferred tax liabilities:
Deferred acquisition costs	(77)	(120)
Net unrealized gains	(263)	(295)
Property, plant and equipment	(765)	(1,019)
Basis differential in investment in subsidiary	(364)	(409)
Other liabilities	(220)	(235)
Total deferred tax liabilities	(1,689)	(2,078)

Net deferred tax liabilities (a)	$(724)	$(621)

(a)	Includes $25 and $15 of deferred tax assets reflected in Other assets in the Consolidated Balance Sheets at December 31, 2017 and 2016.

Federal net operating loss carryforwards of $51 million expire between 2033 and 2037. Net operating loss carryforwards in foreign tax jurisdictions of $42 million expire between 2021 and 2027 and $76 million can be carried forward indefinitely. Federal tax credit carryforwards of $171 million can be utilized to offset future current tax liabilities or will ultimately be refundable no later than 2021. Foreign tax credit carryforwards of $28 million will expire in 2019 and 2024 to 2027.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As of December 31, 2017, Diamond Offshore recorded a valuation allowance of $169 million related to net operating losses of $111 million, foreign tax credits of $27 million, and other deferred tax assets of $31 million.

Note 11.  Debt

December 31	2017	2016

(In millions)

Loews Corporation (Parent Company):
Senior:
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	$500	$500
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.4% notes due 2019 (effective interest rate of 7.5%) (authorized, $350)		350
5.9% notes due 2020 (effective interest rate of 6.0%) (authorized, $500)	500	500
5.8% notes due 2021 (effective interest rate of 5.9%) (authorized, $400)	400	400
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550	550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)	500	500
3.5% notes due 2027 (effective interest rate of 3.6%) (authorized, $500)	500
Variable rate note due 2036 (effective interest rate of 4.9% and 4.3%)	30	30
Capital lease obligation	3	5
Diamond Offshore:
Senior:
Variable rate revolving credit facility due 2020 (effective interest rate of 1.9%)		104
5.9% notes due 2019 (effective interest rate of 6.0%) (authorized, $500)		500
3.5% notes due 2023 (effective interest rate of 3.6%) (authorized, $250)	250	250
7.9% notes due 2025 (effective interest rate of 8.0%) (authorized, $500)	500
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized, $500)	500	500
4.9% notes due 2043 (effective interest rate of 5.0%) (authorized, $750)	750	750
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2022 (effective interest rate of 2.7% and 2.0%)	385	180
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300)		300
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275)		275
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)	185	185
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $350)	350	350
4.5% notes due 2021 (effective interest rate of 5.0%) (authorized, $440)	440	440
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)	300	300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600)	600	600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $500)	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Capital lease obligation	9	9
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 4.2%)	648	650
Consolidated Container:
Senior debt, variable rate term loan due 2024 (effective interest rate of 5.5%)	604
Capital lease obligation	6

	11,653	10,871
Less unamortized discount and issuance costs	120	93

Debt	$11,533	$10,778

December 31, 2017	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt

(In millions)

Loews Corporation	$1,800	$24	$1,776		$1,776
CNA Financial	2,876	15	2,861	$151	2,710
Diamond Offshore	2,000	28	1,972		1,972
Boardwalk Pipeline	3,719	31	3,688	1	3,687
Loews Hotels & Co	648	5	643	122	521
Consolidated Container	610	17	593	6	587
Total	$11,653	$120	$11,533	$280	$11,253

At December 31, 2017, the aggregate long term debt maturing in each of the next five years is approximately as follows: $280 million in 2018, $449 million in 2019, $556 million in 2020, $846 million in 2021, $955 million in 2022 and $8.6 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

CNA Financial

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2017, giving it access to approximately $111 million of additional liquidity. As of December 31, 2017 and 2016, CNA had no outstanding borrowings from the FHLBC.

In the third quarter of 2017, CNA completed a public offering of $500 million aggregate principal amount of its 3.5% senior notes due August 15, 2027 and used a portion of the net proceeds to redeem the entire $350 million outstanding principal amount of its 7.4% senior notes due November 15, 2019. The redemption of the $350 million senior notes resulted in a loss of $42 million ($24 million after tax and noncontrolling interests) and is included in Interest expense on the Consolidated Statements of Income for the year ended December 31, 2017.

CNA has a five-year $250 million senior unsecured revolving credit facility with a syndicate of banks which may be used for general corporate purposes. At CNA’s election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million. As of December 31, 2017, there were no outstanding borrowings under the credit agreements and CNA was in compliance with all covenants.

Diamond Offshore

In the third quarter of 2017, Diamond Offshore completed a public offering of $500 million aggregate principal amount of its 7.9% senior notes due August 15, 2025 and used the net proceeds together with cash on hand to redeem the entire $500 million outstanding principal amount of its 5.9% senior notes due May 1, 2019. The redemption of this debt resulted in a loss of $35 million ($11 million after tax and noncontrolling interests) and is included in Interest expense on the Consolidated Statements of Income for the year ended December 31, 2017.

Diamond Offshore has a $1.5 billion senior unsecured revolving credit facility that matures in October of 2020, except for $40 million of commitments that mature in March of 2019 and $60 million of commitments that mature in October of 2019. In addition, Diamond Offshore also has the option to increase the revolving commitments under the revolving credit facility by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request one additional one-year extension of the maturity date. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans. As of December 31, 2017, there were no outstanding borrowings under the credit agreement and Diamond Offshore was in compliance with all covenants.

Boardwalk Pipeline

In the first quarter of 2017, Boardwalk Pipeline completed a public offering of $500 million aggregate principal amount of its 4.5% senior notes due July 15, 2027 and used the net proceeds to repay the entire $275 million outstanding principal amount of its 6.3% senior notes due August 15, 2017 and to fund growth capital expenditures.

In the first quarter of 2017, Boardwalk Pipeline retired at maturity the $300 million outstanding aggregate principal amount of its 5.5% senior notes.

Boardwalk Pipeline has a revolving credit facility having aggregate lending commitments of $1.5 billion. During the third quarter of 2017, Boardwalk Pipeline extended the maturity date of the revolving credit facility by one year to May 26, 2022. As of December 31, 2017, there were borrowings of $385 million under the credit agreement and Boardwalk Pipeline was in compliance with all covenants.

Boardwalk Pipeline has a subordinated loan agreement with a subsidiary of the Company under which it can borrow up to $300 million until December 31, 2018. Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

Consolidated Container

In the second quarter of 2017, Consolidated Container entered into a credit agreement providing for a $605 million term loan and a five year $125 million asset based lending facility (“ABL facility”) in conjunction with the acquisition discussed in Note 2. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.5%, subject to a 1.0% floor. Consolidated Container entered into interest rate swaps for a notional amount of $500 million to hedge its cash flow exposure to the variable rate debt by fixing the interest rate on the hedged portion of the term loan. As of December 31, 2017, the term loan had a weighted average effective interest rate of 5.5%, including the effects of the interest rate swaps. The term loan matures on May 22, 2024 and requires annual principal amortization of 1.0% of the original loan amount beginning December 31, 2017. Consolidated Container recorded approximately $19 million of debt issuance costs, which will be amortized over the terms of the facilities. As of December 31, 2017, Consolidated Container had no outstanding borrowings under its ABL facility. In February of 2018, Consolidated Container repriced its term loan to bear interest at a floating rate equal to LIBOR plus an applicable margin of 3.0%, subject to a 1.0% floor.

Note 12. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the years ended December 31, 2015, 2016 and 2017:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2015	$32	$846	$(6)	$(641)	$49	$280
Other comprehensive loss before reclassifications, after tax of $13, $313, $1, $16 and $0	(23)	(600)	(2)	(31)	(139)	(795)
Reclassification of losses from accumulated other comprehensive income, after tax of $(8), $(31), $(2), $(11) and $0	14	43	7	13		77
Other comprehensive income (loss)	(9)	(557)	5	(18)	(139)	(718)
Issuance of equity securities by subsidiary				1		1
Amounts attributable to noncontrolling interests	1	58	(2)	9	14	80
Balance, December 31, 2015	24	347	(3)	(649)	(76)	(357)
Other comprehensive income (loss) before reclassifications, after tax of $(4), $(133), $0, $9 and $0	9	283		(22)	(114)	156
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $3, $16, $0, $(15) and $0	(6)	(26)	2	27		(3)
Other comprehensive income (loss)	3	257	2	5	(114)	153
Amounts attributable to noncontrolling interests		(28)	(1)	(2)	12	(19)
Balance, December 31, 2016	27	576	(2)	(646)	(178)	(223)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(106), $(2), $4 and $0	(3)	190	1	(18)	100	270
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $1, $38, $0, $(16) and $0	(2)	(82)	2	30		(52)
Other comprehensive income (loss)	(5)	108	3	12	100	218
Amounts attributable to noncontrolling interests		(11)	(1)	1	(10)	(21)
Balance, December 31, 2017	$22	$673	$-	$(633)	$(88)	$(26)

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Other revenues, Interest expense and Contract drilling expenses
Pension liability	Other operating expenses

Common Stock Dividends

Dividends of $0.25 per share on the Company’s common stock were declared and paid in 2017, 2016 and 2015.

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

Treasury Stock

The Company repurchased 4.8 million, 3.4 million and 33.3 million shares of its common stock at aggregate costs of $237 million, $134 million and $1.3 billion during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, 4.4 million shares were retired. The remaining 0.4 million shares will be retired in 2018. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (“SSAP No. 62R”), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $63 million and $67 million at December 31, 2017 and 2016.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2017, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department’s prior approval is $1.1 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $955 million in 2017. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2017(a)	2016	2017(a)	2016	2015
(In millions)

Combined Continental Casualty Companies	$ 10,726	$ 10,748	$ 1,029	$ 1,033	$ 1,148

(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.

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

The statutory capital and surplus presented above for CCC was approximately 264% and 270% of company action level RBC at December 31, 2017 and 2016. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CCC’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note 14. Benefit Plans

Pension Plans – The Company and its subsidiaries have several non-contributory defined benefit plans for eligible employees. Benefits for certain plans are determined annually based on a specified percentage of annual earnings (based on the participant’s age or years of service) and a specified interest rate (which is established annually for all participants) applied to accrued balances. The benefits for another plan which covers salaried employees are based on formulas which include, among others, years of service and average pay. The Company and its subsidiaries’ funding policy is to make contributions in accordance with applicable governmental regulatory requirements.

Other Postretirement Benefit Plans – The Company and its subsidiaries have several postretirement benefit plans covering eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining units vary by each unit and contract. Benefits for certain retirees are in the form of a Company health care account.

Benefits for retirees reaching age 65 are generally integrated with Medicare. Other retirees, based on plan provisions, must use Medicare as their primary coverage, with the Company and its subsidiaries reimbursing a portion of the unpaid amount; or are reimbursed for the Medicare Part B premium or have no Company coverage. The benefits provided by the Company and its subsidiaries are basically health and, for certain retirees, life insurance type benefits.

The Company and its subsidiaries fund certain of these benefit plans, and accrue postretirement benefits during the active service of those employees who would become eligible for such benefits when they retire. The Company and its subsidiaries use December 31 as the measurement date for their plans.

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2017	2016	2015	2017	2016	2015
Discount rate	3.5%	3.9%	4.0%	3.4%	3.7%	3.7%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	5.3%	5.3%	5.3%
Rate of compensation increase	3.9% to 5.5%	3.9% to 5.5%	3.5% to 5.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2017	2016	2015	2017	2016	2015
Discount rate	3.8%	4.0%	3.8%	3.7%	3.7%	3.4%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	5.3%	5.3%	5.3%
Rate of compensation increase	3.9% to 5.5%	3.5% to 5.5%	3.5% to 5.5%

In determining the discount rate assumption, we utilize current market and liability information, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curves and indices evaluated in the selection of the discount rate are comprised of high quality corporate bonds that are rated AA by an accepted rating agency.

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

Assumed health care cost trend rates:

December 31	2017	2016	2015

Health care cost trend rate assumed for next year	4.0% to 7.0%	4.0% to 7.0%	4.0% to 7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2018-2022	2017-2021	2016-2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. An increase or decrease in the assumed health care cost trend rate of 1% in each year would not have a significant impact on the service and interest cost as of December 31, 2017. An increase of 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2017 by $2 million and a decrease of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2017 by $2 million.

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2017	2016	2015	2017	2016	2015

(In millions)

Service cost	$8	$8	$12	$1	$1	$1
Interest cost	119	128	127	2	3	3
Expected return on plan assets	(173)	(177)	(193)	(5)	(5)	(5)
Amortization of unrecognized net loss	43	46	42			1
Amortization of unrecognized prior service benefit		(1)	(1)	(2)	(3)	(10)
Settlement	11	3	3

Net periodic benefit cost	$8	$7	$(10)	$(4)	$(4)	$(10)

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

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits

	2017	2016	2017	2016

(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,131	$3,227	$66	$82
Acquisitions	103
Service cost	8	8	1	1
Interest cost	119	128	2	3
Plan participants’ contributions			5	5
Amendments		1
Actuarial (gain) loss	100	72	(1)	(13)
Benefits paid from plan assets	(192)	(188)	(11)	(12)
Settlements	(37)	(101)
Foreign exchange	10	(16)

Benefit obligation at December 31	3,242	3,131	62	66

Change in plan assets:

Fair value of plan assets at January 1	2,423	2,500	86	86
Acquisitions	75
Actual return on plan assets	247	211	5	3
Company contributions	51	19	3	4
Plan participants’ contributions			5	5
Benefits paid from plan assets	(192)	(188)	(11)	(12)
Settlements	(37)	(103)
Foreign exchange	10	(16)

Fair value of plan assets at December 31	2,577	2,423	88	86

Funded status	$(665)	$(708)	$26	$20

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$4	$4	$47	$44
Other liabilities	(669)	(712)	(21)	(24)

Net amount recognized	$(665)	$(708)	$26	$20

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit	$(3)	$(3)	$(3)	$(6)
Net actuarial loss	1,069	1,097	(3)	(2)

Net amount recognized	$1,066	$1,094	$(6)	$(8)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$3,132	$3,103
Accumulated benefit obligation	3,117	3,089	$21	$24
Fair value of plan assets	2,462	2,391

The accumulated benefit obligation for all defined benefit pension plans was $3.2 billion and $3.1 billion at December 31, 2017 and 2016.

The Company and its subsidiaries employ a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2017, the Company and its subsidiaries had committed $107 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated amounts to be recognized from AOCI into net periodic cost (benefit) during 2018.

Other
	Pension	Postretirement
	Benefits	Benefits

(In millions)

Amortization of net actuarial (gain) loss	$ 42	$ (1)
Amortization of prior service credit		(2)

Total estimated amounts to be recognized	$ 42	$ (3)

The table below presents the estimated future minimum benefit payments at December 31, 2017.

		Other
	Pension	Postretirement
Expected future benefit payments	Benefits	Benefits

(In millions)

2018	$ 231	$ 5
2019	213	5
2020	214	5
2021	215	5
2022	217	4
2023 – 2027	1,057	18

In 2018, it is expected that contributions of approximately $24 million will be made to pension plans and $2 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2017	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$522	$10	$532
States, municipalities and political subdivisions		62		62
Asset-backed		182		182
Total fixed maturities	$-	766	10	776
Equity securities	449	122		571
Short term investments	29	11		40
Fixed income mutual funds	96			96
Other assets	13	9		22
Total plan assets at fair value	$587	$908	$10	$1,505
Plan assets at net asset value: (a)
Limited partnerships				990
Collective investment trust funds				82
Total plan assets	$587	$908	$10	$2,577

December 31, 2016

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$500	$10	$510
States, municipalities and political subdivisions		63		63
Asset-backed		186		186
Total fixed maturities	$-	749	10	759
Equity securities	404	105		509
Short term investments	18	35		53
Fixed income mutual funds	92			92
Other assets	15	37		52
Total plan assets at fair value	$529	$926	$10	$1,465
Plan assets at net asset value: (a)
Limited partnerships				958
Total plan assets	$529	$926	$10	$2,423

(a)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 86% of the carrying value as of December 31, 2017 and 2016 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 62% were equity related, 32% pursued a multi-strategy approach and 6% were focused on distressed investments at December 31, 2017.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2017	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$18		$18
States, municipalities and political subdivisions		42		42
Asset-backed		12		12
Total fixed maturities	$-	72	$-	72
Short term investments	2			2
Fixed income mutual funds	14			14
Total	$16	$72	$-	$88

December 31, 2016

Fixed maturity securities:
Corporate and other bonds		$19		$19
States, municipalities and political subdivisions		44		44
Asset-backed		15		15
Total fixed maturities	$-	78	$-	78
Short term investments	3			3
Fixed income mutual funds	5			5
Total	$8	$78	$-	$86

There were no Level 3 assets at December 31, 2017 and 2016.

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $105 million, $107 million and $115 million for the years ended December 31, 2017, 2016 and 2015.

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

In 2017, the Company granted an aggregate of 274,500 RSUs and PSUs at a weighted average grant-date fair value of $45.91 per unit. 17,033 RSUs were forfeited during the year. 4,266,050 SARs were outstanding at December 31, 2017 with a weighted average exercise price of $40.05.

The Company recognized compensation expense that decreased net income by $33 million, $32 million and $14 million for the years ended December 31, 2017, 2016 and 2015. Several of the Company’s subsidiaries also maintain their own stock-based compensation plans. Such amounts include the Company’s share of expense related to its subsidiaries’ plans.

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

The following table presents the amounts receivable from reinsurers:

December 31	2017	2016
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$3,934	$4,094
Ceded future policy benefits	230	212
Reinsurance receivables related to paid losses	126	147
Reinsurance receivables	4,290	4,453
Less allowance for doubtful accounts	29	37

Reinsurance receivables, net of allowance for doubtful accounts	$4,261	$4,416

CNA has established an allowance for doubtful accounts on reinsurance receivables related to credit risk. CNA reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $2.9 billion and $3.0 billion at December 31, 2017 and 2016.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2017 were approximately $2.1 billion from a subsidiary of Berkshire Hathaway Insurance Group, $395 million from the Gateway Rivers Insurance Company and $230 million from subsidiaries of Wilton Re. These amounts are substantially collateralized. The recoverable from the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

	Direct	Assumed	Ceded	Net	Assumed/ Net %

(In millions)

Year Ended December 31, 2017

Property and casualty	$10,447	$317	$4,315	$6,449	4.9%
Long term care	489	50		539	9.3

Earned premiums	$10,936	$367	$4,315	$6,988	5.3%

Year Ended December 31, 2016

Property and casualty	$10,400	$258	$4,270	$6,388	4.0%
Long term care	486	50		536	9.3

Earned premiums	$10,886	$308	$4,270	$6,924	4.4%

Year Ended December 31, 2015

Property and casualty	$9,853	$274	$3,754	$6,373	4.3%
Long term care	498	50		548	9.1

Earned premiums	$10,351	$324	$3,754	$6,921	4.7%

Included in the direct and ceded earned premiums for the years ended December 31, 2017, 2016 and 2015 are $3.9 billion, $3.9 billion and $3.3 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Long term care premiums are from long duration contracts; property and casualty premiums are from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $3.1 billion, $3.0 billion and $2.6 billion for the years ended December 31, 2017, 2016 and 2015, including $2.5 billion, $2.6 billion and $2.3 billion related to the significant third party captive program discussed above.

Note 16. Quarterly Financial Data (Unaudited)

2017 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

(In millions, except per share data)

Total revenues	$3,555	$3,521	$3,359	$ 3,300

Net income (a)	481	157	231	295
Per share-basic	1.43	0.46	0.69	0.88
Per share-diluted	1.43	0.46	0.69	0.87

2016 Quarter Ended

Total revenues	$3,338	$3,287	$3,307	$ 3,173

Net income (loss) (b)	290	327	(65)	102
Per share-basic and diluted	0.86	0.97	(0.19)	0.30

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)	Net income for the fourth quarter of 2017 includes the impact of a $200 million net benefit resulting from the enactment of the Tax Act.
(b)	Net loss for the second quarter of 2016 includes the impact of a $267 million asset impairment charge at Diamond Offshore.

Note 17. Legal Proceedings

CNA Financial

In September of 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (“CAC”) (a former subsidiary of CCC), CNA, the Investment Committee of the CNA 401(k) Plus Plan (“Plan”), The Northern Trust Company and John Does 1-10 (collectively “Defendants”) related to the Plan. The complaint alleges that Defendants breached fiduciary duties to the Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the Plan’s Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the Plan participants who had invested in the Fixed Income Fund suffered lower returns in their Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. The Plan trustees have provided notice to their fiduciary coverage insurance carriers.

Through mediation, the plaintiff, Defendants and the Plan’s fiduciary insurance carriers reached an agreement in principle to settle this matter. Upon completion of a definitive settlement agreement, plaintiff and Defendants will propose a class settlement for court approval. Based on the agreement in principle, management has recorded its best estimate of CNA’s probable loss and the Company does not believe that the ultimate resolution of this matter will have a material impact on its condensed consolidated financial statements.

Other Litigation

The Company and its subsidiaries are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

Note 18. Commitments and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of December 31, 2017, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2017, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2017, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA Small Business Premium Rate Adjustment

In 2016 and 2017, CNA identified rating errors related to its multi-peril package product and workers’ compensation policies within its Small Business unit and determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. For the year ended December 31, 2017, CNA recognized $36 million of adverse premium development and also increased interest expense by $7 million for interest due to policyholders on the premium rate adjustments. For the year ended December 31, 2016 CNA recorded a charge which reduced earned premium by $16 million.

The policyholder refunds for the multi-peril package product were issued in the third quarter of 2017. The policyholder refunds for workers’ compensation policies are expected to be refunded in 2018. The estimated refund liability, including interest, for the workers’ compensation policies as of December 31, 2017 was $60 million. Any fines or penalties related to the foregoing are reasonably possible, but are not expected to be material to the Company’s financial statements.

Note 19. Segments

The Company has five reportable segments comprised of four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels & Co; and the Corporate segment. The operations of Consolidated Container since the acquisition date are included in the Corporate segment. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

CNA’s business is the sale of property and casualty insurance coverage primarily through a network of independent agents, brokers and managing general underwriters. CNA’s operations also include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including CNA Re and A&EP.

Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 17 offshore drilling rigs consisting of four drillships and seven ultra-deepwater, four deepwater and two mid-water semisubmersible rigs.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas and NGLs. This segment consists of interstate natural gas pipeline systems originating in the Gulf Coast region, Oklahoma and Arkansas, and extending north and east through the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana and Texas, with approximately 14,335 miles of pipeline.

Loews Hotels & Co operates a chain of 24 hotels, 22 of which are in the United States and two of which are in Canada.

The Corporate segment consists of investment income from the Parent Company’s cash and investments, interest expense, other unallocated expenses and the results of Consolidated Container since the acquisition date. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

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

Statements of Income and Total assets by segment are presented in the following tables.

Year Ended December 31, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$6,988					$6,988
Net investment income	2,034	$2			$146	2,182
Investment gains	122					122
Contract drilling revenues		1,451				1,451
Other revenues	439	47	$1,325	$682	499	2,992
Total	9,583	1,500	1,325	682	645	13,735

Expenses:

Insurance claims and policyholders’ benefits	5,310					5,310
Amortization of deferred acquisition costs	1,233					1,233
Contract drilling expenses		802				802
Other operating expenses	1,523	571	861	589	618	4,162
Interest	203	149	171	28	95	646
Total	8,269	1,522	1,032	617	713	12,153
Income (loss) before income tax	1,314	(22)	293	65	(68)	1,582
Income tax (expense) benefit	(419)	4	232	(1)	14	(170)
Net income (loss)	895	(18)	525	64	(54)	1,412
Amounts attributable to noncontrolling interests	(94)	(9)	(145)			(248)
Net income (loss) attributable to Loews Corporation	$801	$(27)	$380	$64	$(54)	$1,164

December 31, 2017

Total assets	$56,539	$6,251	$8,972	$1,558	$6,266	$79,586

Year Ended December 31, 2016	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$6,924					$6,924
Net investment income	1,988	$1			$146	2,135
Investment gains (losses)	62	(12)				50
Contract drilling revenues		1,525				1,525
Other revenues	410	75	$1,316	$667	3	2,471
Total	9,384	1,589	1,316	667	149	13,105

Expenses:

Insurance claims and policyholders’ benefits	5,283					5,283
Amortization of deferred acquisition costs	1,235					1,235
Contract drilling expenses		772				772
Other operating expenses	1,558	1,198	835	621	131	4,343
Interest	167	90	183	24	72	536
Total	8,243	2,060	1,018	645	203	12,169
Income (loss) before income tax	1,141	(471)	298	22	(54)	936
Income tax (expense) benefit	(279)	111	(61)	(10)	19	(220)
Net income (loss)	862	(360)	237	12	(35)	716
Amounts attributable to noncontrolling interests	(88)	174	(148)			(62)
Net income (loss) attributable to Loews Corporation	$774	$(186)	$89	$12	$(35)	$654

December 31, 2016

Total assets	$55,207	$6,371	$8,706	$1,498	$4,812	$76,594

Year Ended December 31, 2015	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$6,921					$6,921
Net investment income	1,840	$3	$1		$22	1,866
Investment losses	(71)					(71)
Contract drilling revenues		2,360				2,360
Other revenues	411	65	1,253	$604	6	2,339
Total	9,101	2,428	1,254	604	28	13,415

Expenses:

Insurance claims and policyholders’ benefits	5,384					5,384
Amortization of deferred acquisition costs	1,540					1,540
Contract drilling expenses		1,228				1,228
Other operating expenses	1,469	1,508	851	555	116	4,499
Interest	155	94	176	21	74	520
Total	8,548	2,830	1,027	576	190	13,171
Income (loss) before income tax	553	(402)	227	28	(162)	244
Income tax (expense) benefit	(71)	117	(46)	(16)	59	43
Net income (loss)	482	(285)	181	12	(103)	287
Amounts attributable to noncontrolling interests	(49)	129	(107)			(27)
Net income (loss) attributable to Loews Corporation	$433	$(156)	$74	$12	$(103)	$260

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which is designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s management, including the Compnay’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2017. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (the “2018 Proxy Statement”) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Report.

Information about beneficial ownership reporting compliance is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement and is incorporated herein by reference.

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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2018 Proxy Statement under the caption “Other Matters – Submissions or Nominations for Our 2019 Annual Meeting” and is incorporated herein by reference.

Information about the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2018 Proxy Statement under the caption “Committees of the Board – Audit Committee” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2018 Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.

Information about the number of shares of our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the captions “Principal Shareholders” and “Director and Officer Holdings” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions and director independence is contained under the captions “Transactions With Related Persons” and “Director Independence” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information about our Audit Committee’s pre-approval policy and procedures for audit and other services and information about our principal accountant fees and services is contained in our 2018 Proxy Statement under the caption “Ratification of the Appointment of Our Independent Auditors – Audit Fees and Services” and “ – Auditor Engagement Pre-Approval Policy” and is incorporated herein by reference.

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

Page
Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015	172

Schedule II–Valuation and qualifying accounts for the years ended December 31, 2017, 2016 and 2015	174

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015	175

		Exhibit
	Description	Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 2, 2009 (File No. 001-06541)	3.01

	By-Laws of Registrant as amended through February 13, 2018, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on February 13, 2018 (File No. 001-06541).	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K

(10)	Material Contracts

Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

		10.01+

Exhibit
Description	Number

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Form, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

10.02+

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

10.03+

Form of Directors Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

10.04+

Form of Election Form for Restricted Stock Units under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

10.05+

Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement, filed with the SEC on March 26, 2012 (File No. 001-06541)	10.06+

Form of Award Certificate for grants of stock appreciation rights pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010 (File No. 001-06541)

10.07+

Loews Corporation Executive Deferred Compensation Plan, effective as of January 1, 2016, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016 (File No. 001-06541)

10.08+

Loews Corporation Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2009 (File No. 001-06541)

10.09+

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008 (File No. 001-06541)	10.10

Exhibit
Description	Number

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 8, 2002 (File No. 001-06541)

10.11+

Amendment No.  1 dated January  1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December  31, 2002, filed with the SEC on March 27, 2003 (File No. 001-06541)

10.12+

Amendment No.  2 dated January  1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December  31, 2003, filed with the SEC on March 1, 2004 (File No. 001-06541)

10.13+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 8, 2002 (File No. 001-06541)

10.14+

Amendment No.  1 dated January  1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December  31, 2002, filed with the SEC on March 27, 2003 (File No. 001-06541)

10.15+

Amendment No.  2 dated January  1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December  31, 2003, filed with the SEC on March 1, 2004 (File No. 001-06541)

10.16+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 8, 2002 (File No. 001-06541)

10.17+

Amendment No.  1 dated January  1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December  31, 2002, filed with the SEC on March 27, 2003 (File No. 001-06541)

10.18+

Exhibit
Description	Number

Amendment No.  2 dated January  1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December  31, 2003, filed with the SEC on March 1, 2004 (File No. 001-06541)

10.19+

Lease agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 4, 2009 (File No. 001-06541)	10.20

Exhibit
	Description	Number

(12)	Computation of ratio of earnings to fixed charges	12.1*

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(100)	XBRL Related Documents

	XBRL Instance Document	101.INS*

	XBRL Taxonomy Extension Schema	101.SCH*

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	XBRL Taxonomy Label Linkbase	101.LAB*

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

    * Filed herewith.

    + Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 15, 2018	By	*
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 15, 2018	By	*
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 15, 2018	By	*
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Dated: February 15, 2018	By	*
(Mark S. Schwartz, Vice President and
Chief Accounting Officer)

Dated: February 15, 2018	By	*
(Lawrence S. Bacow, Director)

Dated: February 15, 2018	By	*
(Ann E. Berman, Director)

Dated: February 15, 2018	By	*
(Joseph L. Bower, Director)

Dated: February 15, 2018	By	*
(Charles D. Davidson, Director)

Dated: February 15, 2018	By	*
(Charles M. Diker, Director)

Dated: February 15, 2018	By	*
(Jacob A. Frenkel, Director)

Dated: February 15, 2018	By	*
(Paul J. Fribourg, Director)

Dated: February 15, 2018	By	*
(Walter L. Harris, Director)

Dated: February 15, 2018	By	*
(Philip A. Laskawy, Director)

Dated: February 15, 2018	By	*
(Ken Miller, Director)

Dated: February 15, 2018	By	*
(Andrew H. Tisch, Director)

Dated: February 15, 2018	By	*
(Jonathan M. Tisch, Director)

Dated: February 15, 2018	By	*
(Anthony Welters, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General Counsel and Secretary) Attorney-in-Fact

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION

BALANCE SHEETS

ASSETS

December 31	2017	2016
(In millions)

Current assets, principally investment in short term instruments	$2,755	$3,096
Investments in securities	2,144	1,931
Investments in capital stocks of subsidiaries, at equity	16,303	15,114
Other assets	506	389
Total assets	$21,708	$20,530

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$182	$140
Long term debt	1,776	1,775
Deferred income tax and other	546	452
Total liabilities	2,504	2,367
Shareholders’ equity	19,204	18,163
Total liabilities and shareholders’ equity	$21,708	$20,530

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2017	2016	2015
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$1,199	$655	$302
Interest and other	167	165	74
Total	1,366	820	376
Expenses:
Administrative	134	127	108
Interest	72	72	74
Total	206	199	182
Income before income tax	1,160	621	194
Income tax (expense) benefit	4	33	66
Net income	1,164	654	260
Equity in other comprehensive income (loss) of subsidiaries	197	134	(638)
Total comprehensive income (loss)	$1,361	$788	$(378)

SCHEDULE I

(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF CASH FLOWS

Year Ended December 31	2017	2016	2015
(In millions)

Operating Activities:
Net income	$1,164	$654	$260
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity method investees	(405)	115	488
Provision for deferred income taxes	77	10	113
Changes in operating assets and liabilities, net:
Receivables	4	2	(6)
Accounts payable and accrued liabilities	(20)	52	71
Trading securities	100	(614)	718
Other, net	(41)	(15)	(8)
	879	204	1,636

Investing Activities:
Investments in and advances to subsidiaries	12	50	(285)
Change in investments, primarily short term	30	(127)
Acquisition	(620)
Other	(1)	(2)	(4)
	(579)	(79)	(289)

Financing Activities:
Dividends paid	(84)	(84)	(90)
Issuance of common stock			7
Purchases of treasury shares	(216)	(134)	(1,265)
Principal payments in debt		(400)
Issuance of debt		495
Other		(2)	1
	(300)	(125)	(1,347)

Net change in cash	-	-	-
Cash, beginning of year
Cash, end of year	$-	$-	$-

(a)	Cash dividends paid to the Company by affiliates amounted to $804, $780 and $816 for the years ended December 31, 2017, 2016 and 2015.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
(In millions)
	For the Year Ended December 31, 2017

Deducted from assets:
Allowance for doubtful accounts	$90	$-	$-	$10	$80
Total	$90	$-	$-	$10	$80

	For the Year Ended December 31, 2016

Deducted from assets:
Allowance for doubtful accounts	$96	$-	$-	$6	$90
Total	$96	$-	$-	$6	$90

	For the Year Ended December 31, 2015

Deducted from assets:
Allowance for doubtful accounts	$117	$-	$-	$21	$96
Total	$117	$-	$-	$21	$96

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2017	2016
(In millions)

Deferred acquisition costs	$632	$599
Reserves for unpaid claim and claim adjustment expenses	22,004	22,343
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,434	1,572
Unearned premiums	4,029	3,762

Year Ended December 31	2017	2016	2015
(In millions)

Net written premiums	$7,069	$6,988	$6,962
Net earned premiums	6,988	6,924	6,921
Net investment income	1,992	1,952	1,807
Incurred claim and claim adjustment expenses related to current year	5,201	5,025	4,934
Incurred claim and claim adjustment expenses related to prior years	(381)	(342)	(255)
Amortization of deferred acquisition costs	1,233	1,235	1,540
Paid claim and claim adjustment expenses	5,341	5,134	4,945