Form 10-Q
period 2018-03-31
LOEWS CORP
filed 2018-04-30
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at April 20, 2018
Common stock, $0.01 par value	319,322,226 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017

(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,830 and $38,861	$41,100	$ 42,133
Equity securities, cost of $1,326 and $1,177	1,333	1,224
Limited partnership investments	3,291	3,278
Other invested assets, primarily mortgage loans	974	945
Short term investments	4,367	4,646

Total investments	51,065	52,226
Cash	451	472
Receivables	7,893	7,613
Property, plant and equipment	15,461	15,427
Goodwill	661	659
Other assets	4,590	2,555
Deferred acquisition costs of insurance subsidiaries	665	634

Total assets	$80,786	$ 79,586

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,067	$ 22,004
Future policy benefits	10,783	11,179
Unearned premiums	4,256	4,029

Total insurance reserves	37,106	37,212
Payable to brokers	280	60
Short term debt	213	280
Long term debt	11,255	11,253
Deferred income taxes	734	749
Other liabilities	7,350	5,466

Total liabilities	56,938	55,020

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 332,646,800 and 332,487,815 shares	3	3
Additional paid-in capital	3,142	3,151
Retained earnings	16,321	16,096
Accumulated other comprehensive loss	(417)	(26)

	19,049	19,224
Less treasury stock, at cost (10,250,033 and 400,000 shares)	(517)	(20)

Total shareholders’ equity	18,532	19,204
Noncontrolling interests	5,316	5,362

Total equity	23,848	24,566

Total liabilities and equity	$80,786	$ 79,586

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2018	2017

(In millions, except per share data)

Revenues:
Insurance premiums	$1,785	$1,645
Net investment income	506	604
Investment gains (losses):
Other-than-temporary impairment losses	(6)	(2)
Other net investment gains	15	36

Total investment gains	9	34
Operating revenues and other	1,281	1,017

Total	3,581	3,300

Expenses:
Insurance claims and policyholders’ benefits	1,339	1,293
Amortization of deferred acquisition costs	296	305
Operating expenses and other	1,400	1,050
Interest	141	142

Total	3,176	2,790

Income before income tax	405	510
Income tax expense	(25)	(119)

Net income	380	391
Amounts attributable to noncontrolling interests	(87)	(96)

Net income attributable to Loews Corporation	$293	$295

Basic net income per share	$0.89	$0.88

Diluted net income per share	$0.89	$0.87

Dividends per share	$0.0625	$0.0625

Weighted average shares outstanding:
Shares of common stock	327.78	336.88
Dilutive potential shares of common stock	0.94	0.80

Total weighted average shares outstanding assuming dilution	328.72	337.68

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended March 31	2018	2017

(In millions)

Net income	$380	$391

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with other-than-temporary impairments	(9)	(4)
Net other unrealized gains (losses) on investments	(429)	67

Total unrealized gains (losses) on investments	(438)	63
Unrealized gains on cash flow hedges	10
Pension liability	10	8
Foreign currency translation	11	11

Other comprehensive income (loss)	(407)	82

Comprehensive income (loss)	(27)	473

Amounts attributable to noncontrolling interests	(43)	(104)

Total comprehensive income (loss) attributable to Loews Corporation	$(70)	$369

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2017	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	391			295			96
Other comprehensive income	82				74		8
Dividends paid	(97)			(21)			(76)
Stock-based compensation	-		(19)				19
Other	(3)			(4)			1
Balance, March 31, 2017	$23,734	$3	$3,168	$15,466	$(149)	$-	$5,246

Balance, January 1, 2018, as reported	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards (Note 1)	(91)			(43)	(28)		(20)
Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	380			293			87
Other comprehensive loss	(407)				(363)		(44)
Dividends paid	(98)			(20)			(78)
Purchases of Loews treasury stock	(497)					(497)
Stock-based compensation	-		(7)				7
Other	(5)		(2)	(5)			2
Balance, March 31, 2018	$23,848	$3	$3,142	$16,321	$(417)	$(517)	$5,316

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2018	2017
(In millions)

Operating Activities:

Net income	$380	$391
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	185	318
Changes in operating assets and liabilities, net:
Receivables	(147)	51
Deferred acquisition costs	(29)	(24)
Insurance reserves	311	135
Other assets	(56)	(40)
Other liabilities	(215)	(265)
Trading securities	84	(567)
Net cash flow operating activities	513	(1)

Investing Activities:

Purchases of fixed maturities	(2,690)	(2,097)
Proceeds from sales of fixed maturities	2,576	1,359
Proceeds from maturities of fixed maturities	531	823
Purchases of limited partnership investments	(63)	(18)
Proceeds from sales of limited partnership investments	69	62
Purchases of property, plant and equipment	(230)	(211)
Dispositions	2	2
Change in short term investments	(25)	366
Other, net	(114)	(13)
Net cash flow investing activities	56	273

Financing Activities:

Dividends paid	(20)	(21)
Dividends paid to noncontrolling interests	(78)	(76)
Purchases of Loews treasury stock	(497)
Principal payments on debt	(303)	(776)
Issuance of debt	233	685
Other, net	74
Net cash flow financing activities	(591)	(188)

Effect of foreign exchange rate on cash	1	1

Net change in cash	(21)	85
Cash, beginning of period	472	327
Cash, end of period	$451	$412

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017 and results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2018 and 2017. Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no shares and 0.7 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts for the three months ended March 31, 2018 and 2017 because the effect would have been antidilutive.

Accounting changes – In May of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. The standard excludes from its scope the accounting for insurance contracts, financial instruments and certain other agreements that are subject to other guidance in the FASB Accounting Standards Codification, which limits the impact of this change in accounting for the Company.

On January 1, 2018, the Company adopted the updated accounting guidance using the modified retrospective method, with a cumulative effect adjustment to the opening balance sheet. Upon adoption, the new guidance was applied to all contracts subject to the standard that were not completed as of the date of adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. At adoption, the cumulative effect adjustment decreased beginning Retained earnings by $62 million (after tax and noncontrolling interests), resulted in a deferred tax asset of $23 million and increased Other assets by approximately $1.9 billion and Other liabilities by approximately $2.0 billion.

The impact of the new guidance is primarily related to revenue on CNA’s non-insurance warranty products and services, which will be recognized more slowly as compared to the historic revenue recognition pattern. For the warranty products in which CNA acts as principal, Operating revenues and other and Operating expenses and other are increased to reflect the gross amount paid by consumers, including the retail seller’s markup, which is considered a commission to the Company’s agent. This gross-up of revenues and expenses resulted in an increase to Other assets and Other liabilities on the Consolidated Condensed Balance Sheet, as the revenue and expense are recognized over the actuarially determined expected claims emergence pattern. Prior to the adoption of ASU 2014-09, Other assets and Other liabilities would have been $2.6 billion and $5.3 billion as of March 31, 2018, as compared to $2.6 billion and $5.5 billion as of December 31, 2017. The impact of adopting the new guidance resulted in an increase to Operating revenues and other and Operating expenses and other by $131 million and $133 million for the three months ended March 31, 2018. See Note 6 for additional information on revenues from contracts with customers.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance primarily changes the model for equity securities by requiring changes in the fair value of equity securities (except those accounted for under the equity method of accounting, those without readily determinable fair values and those that result in consolidation of the investee) to be recognized through the income statement. With the adoption of the new guidance, equity securities are no longer classified as available-for-sale or trading. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. As of January 1, 2018, the Company adopted the updated accounting guidance and recognized a cumulative effect adjustment of $25 million (after tax and noncontrolling interests) as an increase to beginning Retained earnings. For the three months ended March 31, 2018, the Company recognized a pretax loss of approximately $15 million on the Company’s Consolidated Condensed Statements of Income as a result of this change. For the three months ended March 31, 2017, a $4 million increase in the fair value of equity securities was recognized in Other comprehensive income.

In October of 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The updated guidance amends the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. As of January 1, 2018, the Company adopted this updated guidance using the modified retrospective approach with a cumulative effect adjustment of $9 million (after noncontrolling interests) as a decrease to beginning Retained earnings with an offset to a deferred income tax liability.

In February of 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). Current accounting guidance requires the remeasurement of deferred tax liabilities and assets due to a change in tax laws or rates with the effect included in Net income in the reporting period that includes the enactment date. Because the remeasurement of deferred taxes due to a reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) is required to be included in Net income, the tax effects of items within Accumulated Other Comprehensive Income (“AOCI”) do not reflect the appropriate rate (referred to as “stranded tax effects”). The updated accounting guidance allows a reclassification from AOCI to Retained earnings for the stranded tax effects resulting from the Tax Act. The Company early adopted the updated guidance effective January 1, 2018 and elected to reclassify the stranded tax effects from AOCI to Retained earnings. The impact of the change resulted in a $3 million (after noncontrolling interests) increase in Retained earnings and a corresponding decrease in AOCI. The decrease in AOCI is comprised of a $130 million (after noncontrolling interests) decrease in pension liability and a $127 million (after noncontrolling interests) increase in unrealized gains (losses) on investments. The Company releases tax effects from AOCI utilizing the security-by-security approach for investments and using enacted tax rates based on the pretax adjustments for pension and postretirement benefits.

Recently issued ASUs – In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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

Income tax reform update – Based on the Company’s interpretation of the Tax Act, a non-cash provisional $200 million increase to net income (net of noncontrolling interests) was recorded during the fourth quarter of 2017. This increase included a one-time mandatory repatriation of previously deferred earnings of certain of Diamond Offshore’s non-U.S. subsidiaries inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes. In 2018, the U.S. Department of the Treasury and the Internal Revenue Service issued additional guidance which clarified certain of Diamond Offshore’s tax positions, which resulted in a $23 million increase to net income (net of noncontrolling interests) in the first quarter of 2018 for uncertain tax positions related to the mandatory repatriation toll charges in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 allows companies to report the income tax effects of the Tax Act as a provisional amount based on a reasonable estimate, which would be subject to adjustment during a reasonable measurement period, not to exceed twelve months, until the accounting and analysis under ASC 740 is complete.

The Company is still in the process of evaluating the estimate as it relates to the tax effect of: (i) the amount of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21%, including the calculation of the mandatory deemed repatriation aspect of the Tax Act and the state tax effect of adjustments made to the federal temporary differences, (ii) the ability to more likely than not realize the benefit of deferred tax assets, including net operating losses and foreign tax credits, (iii) the effect of re-computing CNA’s insurance reserves and the transition adjustment from existing law, the effects of which will have no impact on the effective tax rate and (iv) the special accounting method provisions for recognizing income for U.S. federal income tax purposes no later than financial accounting purposes and the transition adjustment from existing law, which will also have no impact on the effective tax rate.

2.  Investments

Net investment income is as follows:

Three Months Ended March 31	2018	2017
(In millions)

Fixed maturity securities	$446	$455
Limited partnership investments	48	116
Short term investments	9	4
Equity securities	10	1
Income (loss) from trading portfolio (a)	(3)	34
Other	11	8
Total investment income	521	618
Investment expenses	(15)	(14)
Net investment income	$506	$604

(a)	Net unrealized (losses) gains related to changes in fair value on securities still held were $(25) and $46 for the three months ended March 31, 2018 and 2017.

Investment gains (losses) are as follows:

Three Months Ended March 31	2018	2017
(In millions)

Fixed maturity securities	$18	$32
Equity securities	(15)
Derivative instruments	5	1
Short term investments and other	1	1
Investment gains (a)	$9	$34

(a)

Gross realized gains on available-for-sale securities were $69 and $49 for the three months ended March 31, 2018 and 2017. Gross realized losses on available-for-sale securities were $51 and $17 for the three months ended March 31, 2018 and 2017. Net unrealized losses related to changes in fair value on non-redeemable preferred stock still held were $15 for the three months ended March 31, 2018.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2018	2017
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$5	$2
Asset-backed	1
Net OTTI losses recognized in earnings	$6	$2

The amortized cost and fair values of fixed maturity and equity securities are as follows:

March 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,538	$1,177	$115	$18,600
States, municipalities and political subdivisions	11,682	1,205	12	12,875
Asset-backed:
Residential mortgage-backed	5,050	83	78	5,055	$(27)
Commercial mortgage-backed	1,948	29	22	1,955
Other asset-backed	1,185	10	7	1,188
Total asset-backed	8,183	122	107	8,198	(27)
U.S. Treasury and obligations of government-sponsored enterprises	124	2	7	119
Foreign government	448	7	5	450
Redeemable preferred stock	9	1		10
Fixed maturities available-for-sale	37,984	2,514	246	40,252	(27)
Fixed maturities trading	846	3	1	848
Total fixed maturity securities	$38,830	$2,517	$247	$41,100	$(27)

December 31, 2017
(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,210	$1,625	$28	$18,807
States, municipalities and political subdivisions	12,478	1,551	2	14,027	$(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872
Other asset-backed	1,083	16	5	1,094
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government-sponsored enterprises	111	2	4	109
Foreign government	437	9	2	444
Redeemable preferred stock	10	1		11
Fixed maturities available-for-sale	38,212	3,359	87	41,484	(38)
Fixed maturities trading	649	2	2	649
Total fixed maturities	38,861	3,361	89	42,133	(38)
Equity securities:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Equity securities available-for-sale	659	38	2	695	-
Equity securities trading	518	92	81	529
Total equity securities	1,177	130	83	1,224	-
Total fixed maturity and equity securities	$40,038	$3,491	$172	$43,357	$(38)

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of March 31, 2018 and December 31, 2017, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.2 billion and $1.3 billion (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$4,229	$104	$146	$11	$4,375	$115
States, municipalities and political subdivisions	962	12	3		965	12
Asset-backed:
Residential mortgage-backed	2,570	55	504	23	3,074	78
Commercial mortgage-backed	668	11	200	11	868	22
Other asset-backed	441	5	15	2	456	7
Total asset-backed	3,679	71	719	36	4,398	107
U.S. Treasury and obligations of government- sponsored enterprises	59	4	26	3	85	7
Foreign government	214	5	4		218	5
Total fixed maturity securities	$9,143	$196	$898	$50	$10,041	$246

December 31, 2017
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government-sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4		170	2
Total fixed maturity securities	3,520	38	1,455	49	4,975	87
Equity securities:
Common stock	7	1			7	1
Preferred stock	93	1			93	1
Total equity securities	100	2	-	-	100	2
Total fixed maturity and equity securities	$3,620	$40	$1,455	$49	$5,075	$89

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2018 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2018.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2018 and 2017 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three Months Ended March 31	2018	2017
(In millions)

Beginning balance of credit losses on fixed maturity securities	$27	$36
Reductions for securities sold during the period	(2)	(4)
Ending balance of credit losses on fixed maturity securities	$25	$32

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2018		December 31, 2017
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$1,323	$1,343	$1,135	$1,157
Due after one year through five years	8,277	8,495	8,165	8,501
Due after five years through ten years	15,802	16,093	16,060	16,718
Due after ten years	12,582	14,321	12,852	15,108
Total	$37,984	$40,252	$38,212	$41,484

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

	March 31, 2018			December 31, 2017

	Contractual/ Notional Amount			Contractual/ Notional Amount
		Estimated Fair Value			Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)

(In millions)

With hedge designation:

Interest rate swaps	$ 500	$ 15		$ 500	$ 4

Without hedge designation:

Equity markets:
Options – purchased	144	9		224	12
– written	166		$ (7)	290		$ (7)
Futures – short	146			265	1
Commodity futures – long	46			44
Embedded derivative on funds withheld liability	163	1		167		(3)

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

March 31, 2018	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate bonds and other	$167	$18,912	$100	$19,179
States, municipalities and political subdivisions		12,874	1	12,875
Asset-backed		7,919	279	8,198

Fixed maturities available-for-sale	167	39,705	380	40,252
Fixed maturities trading	10	831	7	848

Total fixed maturities	$177	$40,536	$387	$41,100

Equity securities	$711	$602	$20	$1,333
Short term and other	3,356	978		4,334
Receivables		15		15
Payable to brokers	(7)			(7)

December 31, 2017

Fixed maturity securities:
Corporate bonds and other	$128	$19,145	$98	$19,371
States, municipalities and political subdivisions		14,026	1	14,027
Asset-backed		7,751	335	8,086

Fixed maturities available-for-sale	128	40,922	434	41,484
Fixed maturities trading	10	635	4	649

Total fixed maturities	$138	$41,557	$438	$42,133

Equity securities available-for-sale	$91	$584	$20	$695
Equity securities trading	527		2	529

Total equity securities	$618	$584	$22	$1,224

Short term and other	$3,669	$958		$4,627
Receivables	1	4		5
Payable to brokers	(12)			(12)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Gains								Net Income
		(Losses) and Net Change								on Level
		in Unrealized Gains								3 Assets and
		(Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2018	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	March 31	March 31

(In millions)

Fixed maturity securities:
Corporate bonds and other	$98	$(1)				$(2)	$5		$100
States, municipalities and political subdivisions	1								1
Asset-backed	335	7	$ (5)	$30	$(72)	(6)		$(10)	279

Fixed maturities available-for-sale	434	6	(5)	30	(72)	(8)	5	(10)	380	$-
Fixed maturities trading	4	3							7	3

Total fixed maturities	$438	$9	$ (5)	$30	$(72)	$(8)	$5	$(10)	$387	$3

Equity securities	$22	$(2)							$20	$(2)

										Unrealized Gains (Losses) Recognized in
		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)					Transfers	Transfers		Net Income on Level 3 Assets and Liabilities
2017	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, March 31	Held at March 31

(In millions)

Fixed maturity securities:
Corporate bonds and other	$130		$ 1	$5	$(1)	$(14)			$121
States, municipalities and political subdivisions	1								1
Asset-backed	199		2	38		(6)	$28	$(5)	256

Fixed maturities available-for-sale	330	$-	3	43	(1)	(20)	28	(5)	378	$-
Fixed maturities trading	6	(1)							5

Total fixed maturities	$336	$(1)	$ 3	$43	$(1)	$(20)	$28	$(5)	$383	$-

Equity securities available-for-sale	$19		$ 1	$1	$(2)				$19
Equity securities trading	1								1

Total equity securities	$20	$-	$ 1	$1	$(2)	$-	$-	$-	$20	$-

Life settlement contracts	$58	$6			$(13)	$(5)			$46
Derivative financial instruments, net	-	1			(1)				-

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other
Life settlement contracts	Operating revenues and other

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended March 31, 2018 there were $29 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the three months ended March 31, 2017 there were no transfers between Level 1 and Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily valued using pricing for similar securities, recently executed transactions and other pricing models utilizing market observable inputs. Level 3 securities are primarily priced using broker/dealer quotes and internal models with inputs that are not market observable.

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

Life Settlement Contracts

CNA sold its life settlement contracts to a third party in 2017. The valuation of the life settlement contracts was based on the terms of sale. The contracts were classified as Level 3 as there was not an active market for life settlement contracts.

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

March 31, 2018	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

(In millions)

Fixed maturity securities	$ 133	Discounted cash flow	Credit spread	1% – 12% (3%)

December 31, 2017

Fixed maturity securities	$ 136	Discounted cash flow	Credit spread	1% – 12% (3%)

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

	Carrying Amount	Estimated Fair Value
March 31, 2018		Level 1	Level 2	Level 3	Total

(In millions)

Assets:
Other invested assets, primarily mortgage loans	$ 864			$ 856	$ 856

Liabilities:
Short term debt	210		$ 36	174	210
Long term debt	11,238		10,662	562	11,224

December 31, 2017

Assets:
Other invested assets, primarily mortgage loans	$ 839			$ 844	$ 844

Liabilities:
Short term debt	278		$ 156	122	278
Long term debt	11,236		10,966	525	11,491

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $34 million for the three months ended March 31, 2018 and 2017. Net catastrophe losses in the first quarter of 2018 and 2017 related primarily to U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Three Months Ended March 31	2018	2017

(In millions)

Reserves, beginning of year:
Gross	$22,004	$22,343
Ceded	3,934	4,094

Net reserves, beginning of year	18,070	18,249

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,246	1,207
Decrease in provision for insured events of prior years	(34)	(82)
Amortization of discount	47	48

Total net incurred (a)	1,259	1,173

Net payments attributable to:
Current year events	(91)	(68)
Prior year events	(1,219)	(1,184)

Total net payments	(1,310)	(1,252)

Foreign currency translation adjustment and other	(9)	14

Net reserves, end of period	18,010	18,184
Ceded reserves, end of period	4,057	4,076

Gross reserves, end of period	$22,067	$22,260

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Condensed Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year development of $39 million and $57 million was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended March 31, 2018 and 2017.

The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in CNA’s Property & Casualty Operations:

Three Months Ended March 31	2018	2017

(In millions)

Medical professional liability	$20	$20
Other professional liability and management liability	(34)	(32)
Surety	(15)
Commercial auto	(1)	(26)
General liability	(8)	(18)
Workers’ compensation	(6)
Other	5	(1)

Total pretax (favorable) unfavorable development	$(39)	$(57)

2018

Unfavorable development for medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in CNA’s hospitals business. Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in accident years 2013 through 2015 related to financial institutions. Favorable development for surety was due to lower than expected loss emergence for accident years 2015 and prior. Favorable development for general liability was primarily due to lower than expected frequency and severity in accident years 2015 and prior for the middle market construction business.

2017

Unfavorable development in medical professional liability was primarily due to continued higher than expected frequency in aging services. Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and lower than expected frequency of large losses related to professional liability in accident years 2011 through 2016. Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2015. Favorable development for general liability was due to lower than expected severity in life sciences.

Asbestos and Environmental Pollution (“A&EP”) Reserves

In 2010, Continental Casualty Company (“CCC”) together with several of CNA’s other insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO through a loss portfolio transfer (“loss portfolio transfer” or “LPT”). At the effective date of the transaction, CNA ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. CNA paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.

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

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

Three Months Ended March 31	2018	2017

(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$113	$60
Provision for uncollectible third-party reinsurance on A&EP	(16)

Total additional amounts ceded under LPT	97	60
Retroactive reinsurance benefit recognized	(57)	(40)

Pretax impact of deferred retroactive reinsurance	$40	$20

Based upon CNA’s annual A&EP reserve review, net unfavorable prior year development of $113 million and $60 million was recognized before consideration of cessions to the LPT for the three months ended March 31, 2018 and 2017. Additionally, in 2018, CNA released a portion of its provision for uncollectible third party reinsurance. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos environmental accounts and paid losses on assumed reinsurance exposures. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. While the unfavorable development was ceded to NICO under the LPT, CNA’s reported earnings in the periods were negatively affected due to the application of retroactive reinsurance accounting.

As of March 31, 2018 and December 31, 2017, the cumulative amounts ceded under the LPT were $3.0 billion and $2.9 billion. The unrecognized deferred retroactive reinsurance benefit was $366 million and $326 million as of March 31, 2018 and December 31, 2017.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.9 billion and $3.1 billion as of March 31, 2018 and December 31, 2017. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

5. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three months ended March 31, 2017 and 2018:

						Total
						Accumulated
	OTTI	Unrealized			Foreign	Other
	Gains	Gains (Losses)	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)

Balance, January 1, 2017	$27	$576	$(2)	$(646)	$(178)	$(223)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $(47), $0, $0 and $0		85	(1)		11	95
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $2, $9, $0, $(4) and $0	(4)	(18)	1	8		(13)
Other comprehensive income (loss)	(4)	67	-	8	11	82
Amounts attributable to noncontrolling interests		(7)			(1)	(8)
Balance, March 31, 2017	$23	$636	$(2)	$(638)	$(168)	$(149)

Balance, January 1, 2018, as reported	$22	$673	$-	$(633)	$(88)	$(26)
Cumulative effect adjustment for adoption of ASU 2016-01 (a), after tax of $0, $8, $0, $0 and $0		(25)				(25)
Cumulative effect adjustment for adoption of ASU 2018-02 (a)	4	123		(130)		(3)
Balance, January 1, 2018, as adjusted	26	771	-	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $2, $105, $(2), $0 and $0	(10)	(414)	8		11	(405)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $4, $0, $(3) and $0	1	(15)	2	10		(2)
Other comprehensive income (loss)	(9)	(429)	10	10	11	(407)
Amounts attributable to noncontrolling interests	1	44			(1)	44
Balance, March 31, 2018	$18	$386	$10	$(753)	$(78)	$(417)

(a)	For information regarding this accounting standard see Note 1.

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Operating revenues and other and Operating expenses and other
Pension liability	Operating expenses and other

Treasury Stock

The Company repurchased 9.9 million shares of Loews common stock at an aggregate cost of $497 million during the three months ended March 31, 2018.

6. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported within Operating revenues and other on the Consolidated Condensed Statements of Income. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 10:

Three Months Ended March 31	2018	2017 (a)
(In millions)

Non-insurance warranty and other services - CNA Financial	$245	$100
Contract drilling - Diamond Offshore	296	375
Transportation and storage of natural gas and NGLs and other services - Boardwalk Pipeline	331	351
Lodging and related services - Loews Hotels & Co	183	167
Rigid plastic packaging and recycled resin – Corporate	213
Total revenues from contracts with customers	1,268	993
Other revenues	13	24
Operating revenues and other	$1,281	$1,017

(a)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for ASU 2014-09.

CNA’s non-insurance warranty revenues are primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners, which generally provide coverage from one month to ten years. Additionally, CNA provides warranty administration services for dealer and manufacturer warranty products. Non-insurance revenues are recognized when obligations under the terms of the contract with CNA’s customers are satisfied, which is generally over time as obligations are fulfilled. CNA recognizes non-insurance warranty revenues over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers pay in full at the inception of the warranty contract. A liability for unearned warranty revenue is recorded when cash payments are received or due in advance of CNA’s performance, including amounts which are refundable upon cancellation.

Diamond Offshore’s contract drilling revenues primarily result from providing a drilling rig and the crew and supplies necessary to operate the rig, mobilizing and demobilizing the rig to and from the drill site and performing rig preparation activities and/or modifications required for the contract. Consideration received for performing these activities may consist of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation revenue and reimbursement revenue for the purchase of supplies, equipment, personnel services and other services requested by the customer. Diamond Offshore accounts for these integrated services provided within its drilling contracts as a single performance obligation satisfied over time and comprised of a series of distinct time increments in which drilling services are provided. The total transaction price is determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. The standard contract term ranges from two to 60 months.

Boardwalk Pipeline primarily earns revenues by providing transportation and storage services for natural gas and natural gas liquids and hydrocarbons (referred to together as “NGLs”) on a firm and interruptible basis and provides interruptible natural gas parking and lending services. The majority of Boardwalk Pipeline’s operating subsidiaries are subject to Federal Energy Regulatory Commission (“FERC”) regulations and, accordingly, certain revenues collected may be subject to possible refunds to its customers. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure. The majority of Boardwalk Pipeline’s revenues are from firm service contracts which are accounted for as a single promise to stand ready each month of the contract term to provide the committed capacity for either transportation or storage services. The transaction price is comprised of a fixed fee based on the capacity reserved plus a usage fee paid on the volume of commodity transported or injected and withdrawn from storage. Both the fixed and the usage fees are allocated to the single performance obligation of providing transportation or storage service and recognized over time as control is passed to the customer. These service contracts can range in term from one to 20 years and are invoiced monthly.

Loews Hotels & Co provides lodging and related goods and services as well as management and marketing services. Loews Hotels & Co allocates the lodging transaction price to the distinct goods and services based on the market price. Lodging and related revenues are recognized as the guest takes possession of the goods or receives the services. Management and marketing services revenues are recognized as the services are provided and billed on a monthly basis. In addition, Loews Hotels & Co recognizes revenue for the reimbursement of payroll expenses incurred on behalf of the owners of joint venture and managed hotel properties.

Consolidated Container manufactures rigid plastic packaging and recycled resins and provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. Consolidated Container recognizes revenue as control is transferred to the customer.

Receivables from contracts with customers – As of March 31, 2018 and January 1, 2018, receivables from contracts with customers were approximately $424 million and $488 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – The Company records deferred revenue, which is primarily related to non-insurance warranty contracts, when payment is received in advance of satisfying the performance obligations. As of March 31, 2018 and January 1, 2018, deferred revenue resulting from contracts with customers was approximately $3.1 billion and $3.0 billion and is included in Other liabilities on the Consolidated Condensed Balance Sheets. The increase in deferred revenue is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by cancellations and revenues recognized during the period. Approximately $268 million of revenues recognized during the three months ended March 31, 2018 were included in deferred revenue as of January 1, 2018.

Contract costs – Costs to obtain or fulfill contracts with customers are deferred and recorded as Other assets. These costs are expected to be recoverable over the duration of the contract and are amortized in the same manner the related revenue is recognized. As of March 31, 2018, the Company had approximately $2.3 billion of costs to obtain contracts with customers, primarily related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are included in Other assets on the Consolidated Condensed Balance Sheet. For the three months ended March 31, 2018, amortization expense totaled $171 million and is included in Operating expenses and other in the Consolidated Condensed Statement of Income.

For CNA’s non-insurance warranty contract costs, a premium deficiency arises to the extent that estimated future costs associated with these contracts exceed unrecognized revenue. Anticipated investment income is also considered in the determination of the recoverability of deferred costs. CNA evaluates its deferred costs for recoverability as part of its premium deficiency assessment. If necessary, adjustments to deferred costs and a premium deficiency reserve, if any, are recorded in current period results of operations. No premium deficiency was recognized in the three months ended March 31, 2018.

Performance obligations – As of March 31, 2018, approximately $11.9 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipeline and non-insurance warranty services at CNA. Approximately $1.5 billion will be recognized during the remaining nine months of 2018, $1.8 billion in 2019 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer. Therefore, the estimated operating revenues exclude contract drilling dayrate revenue at Diamond Offshore and interruptible service contract revenue at Boardwalk Pipeline.

7. Benefit Plans

The Company and its subsidiaries have several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits		Other Postretirement Benefits

Three Months Ended March 31	2018	2017	2018	2017

(In millions)

Service cost	$2	$2
Interest cost	27	30	$1	$1
Expected return on plan assets	(45)	(43)	(1)	(1)
Amortization of unrecognized net loss	11	11
Amortization of unrecognized prior service benefit			(1)	(1)
Settlement charge	4	2

Net periodic (benefit) cost	$(1)	$2	$(1)	$(1)

8. Legal Proceedings

CNA Financial

In September of 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (“CAC”) (a former subsidiary of CCC), CNA, the Investment Committee of the CNA 401(k) Plus Plan (“Plan”), The Northern Trust Company and John Does 1-10 (collectively “Defendants”) related to the Plan. The complaint alleges that Defendants breached fiduciary duties to the Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the Plan’s Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the Plan participants who had invested in the Fixed Income Fund suffered lower returns in Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. The Plan trustees have provided notice to their fiduciary coverage insurance carriers.

The plaintiff, Defendants and the Plan’s fiduciary insurance carriers have agreed on terms to settle this matter. Upon execution of final settlement agreements, plaintiff and Defendants will propose a class settlement for court approval. Based on the executed term sheet, management has recorded its best estimate of CNA’s probable loss. The Company does not believe that the ultimate resolution of this matter will have a material impact on its consolidated financial statements.

Other Litigation

The Company and its subsidiaries are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

9. Commitments and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of March 31, 2018, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2018, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of March 31, 2018, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA Small Business Premium Rate Adjustment

In 2016 and 2017, CNA identified rating errors related to its multi-peril package product and workers’ compensation policies within its Small Business unit and determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. In the first quarter of 2017, CNA recorded a charge which reduced earned premium by $38 million and increased interest expense by $5 million for interest due to policyholders on the premium rate adjustments.

The policyholder refunds for the multi-peril package product were issued in the third quarter of 2017. The policyholder refunds for workers’ compensation policies are expected to be refunded in the second half of 2018, and as such, an additional $1 million of interest expense was recorded in the first quarter of 2018. The estimated refund liability, including interest, for the workers’ compensation policies as of March 31, 2018 was $60 million.

10. Segments

The Company has five reportable segments comprised of four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels & Co; and the Corporate segment. The operations of Consolidated Container are included in the Corporate segment for the three months ended March 31, 2018. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of the Company’s segments, see Note 19 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables present the reportable segments of the Company and their contribution to the Consolidated Condensed Statements of Income. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income by segment are presented in the following tables.

Three Months Ended March 31, 2018	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,785					$1,785
Net investment income	490	$2			$14	506
Investment gains	9					9
Operating revenues and other	251	297	$337	$183	213	1,281
Total	2,535	299	337	183	227	3,581

Expenses:

Insurance claims and policyholders’ benefits	1,339					1,339
Amortization of deferred acquisition costs	296					296
Operating expenses and other	518	296	198	156	232	1,400
Interest	35	28	44	7	27	141
Total	2,188	324	242	163	259	3,176
Income (loss) before income tax	347	(25)	95	20	(32)	405
Income tax (expense) benefit	(55)	44	(12)	(7)	5	(25)
Net income (loss)	292	19	83	13	(27)	380
Amounts attributable to noncontrolling interests	(31)	(9)	(47)			(87)
Net income (loss) attributable to Loews Corporation	$261	$10	$36	$13	$(27)	$293

Three Months Ended March 31, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,645					$1,645
Net investment income	545				$59	604
Investment gains	34					34
Operating revenues and other	105	$377	$368	$167		1,017
Total	2,329	377	368	167	59	3,300

Expenses:

Insurance claims and policyholders’ benefits	1,293					1,293
Amortization of deferred acquisition costs	305					305
Operating expenses and other	343	324	204	141	38	1,050
Interest	43	28	46	7	18	142
Total	1,984	352	250	148	56	2,790
Income before income tax	345	25	118	19	3	510
Income tax expense	(84)	(2)	(23)	(9)	(1)	(119)
Net income	261	23	95	10	2	391
Amounts attributable to noncontrolling interests	(27)	(11)	(58)			(96)
Net income attributable to Loews Corporation	$234	$12	$37	$10	$2	$295

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2017. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The operations of Consolidated Container Company LLC (“Consolidated Container”) are included in the Corporate segment for the three months ended March 31, 2018. For information on the acquisition of Consolidated Container on May 22, 2017, see Notes 2 and 11 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31	2018	2017

(In millions, except per share data)

CNA Financial	$261	$234
Diamond Offshore	10	12
Boardwalk Pipeline	36	37
Loews Hotels & Co	13	10
Corporate	(27)	2

Net income attributable to Loews Corporation	$293	$295

Basic net income per common share	$0.89	$0.88

Diluted net income per common share	$0.89	$0.87

Net income attributable to Loews Corporation for the three months ended March 31, 2018 was $293 million, or $0.89 per share, compared to $295 million, or $0.87 per share in the 2017 period.

Net income for the three months ended March 31, 2018 decreased slightly as compared with the prior year period as lower earnings at Diamond Offshore and Boardwalk Pipeline and lower net investment income were mostly offset by higher earnings at CNA and Loews Hotels  & Co. The increased earnings per share reflects the substantial treasury share purchases in 2017 and 2018.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2018 and 2017 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Three Months Ended March 31	2018	2017

(In millions)

Revenues:
Insurance premiums	$1,785	$1,645
Net investment income	490	545
Investment gains	9	34
Other revenues	251	105

Total	2,535	2,329

Expenses:
Insurance claims and policyholders’ benefits	1,339	1,293
Amortization of deferred acquisition costs	296	305
Other operating expenses	518	343
Interest	35	43

Total	2,188	1,984

Income before income tax	347	345
Income tax expense	(55)	(84)

Net income	292	261
Amounts attributable to noncontrolling interests	(31)	(27)

Net income attributable to Loews Corporation	$261	$234

Net income attributable to Loews increased $27 million for the three months ended March 31, 2018 as compared with the 2017 period. Net income increased due to improved underwriting results and the reduction in the corporate income tax rate. These increases more than offset lower net investment income, driven by lower limited partnership returns, and higher adverse prior year reserve development for the three months ended March 31, 2018 under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer as compared with the 2017 period, as further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Earnings in 2018 also benefited from favorable persistency in the long term care business.

CNA’s Property & Casualty and Other Insurance Operations

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including CNA Re and A&EP. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s Property & Casualty Operations and Other Insurance Operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

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

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition cost, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure changes. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior period are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.

Effective January 1, 2018, CNA changed the presentation of its life sciences business and technology and media related errors and omissions (“E&O”) business within the Specialty and Commercial businesses as a result of a change in management responsibility. The life sciences business, with approximately $110 million of net written premium, provides product liability and other coverages such as property and workers compensation associated with the life sciences industry. This business, which was previously reported as part of the Specialty business, is now reported as part of the Commercial business. The technology and media related E&O business, with approximately $70 million of net written premium, provides network security and privacy, media and E&O coverage primarily for technology risks. This business, which was previously reported as part of the Commercial business, is now reported as part of the Specialty business. Data for prior reporting periods has been adjusted to reflect the new presentation.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Specialty	Commercial	International	Total

(In millions, except %)

Net written premiums	$686	$832	$295	$1,813
Net earned premiums	672	743	236	1,651
Net investment income	122	149	14	285
Core income	171	133	23	327

Other performance metrics:
Loss and loss adjustment expense ratio	56.3%	63.0%	60.4%	59.9%
Expense ratio	31.0	33.5	36.2	32.8
Dividend ratio	0.2	0.6		0.4

Combined ratio	87.5%	97.1%	96.6%	93.1%

Rate	2%	1%	2%	2%
Renewal premium change	3	3	8	4
Retention	85	84	80	83
New business	$81	$181	$93	$355

Three months ended March 31, 2017

Net written premiums	$670	$724	$238	$1,632
Net earned premiums	654	661	197	1,512
Net investment income	148	183	12	343
Core income	137	111	20	268

Other performance metrics:
Loss and loss adjustment expense ratio	61.2%	63.9%	58.3%	62.0%
Expense ratio	31.9	37.3	36.8	34.9
Dividend ratio	0.1	0.5		0.3

Combined ratio	93.2%	101.7%	95.1%	97.2%

Rate	1%	0%	1%	1%
Renewal premium change	4	4	1	4
Retention	88	85	78	85
New business	$55	$140	$65	$260

Total net written premiums increased $181 million for the three months ended March 31, 2018 as compared with the 2017 period. Net written premiums for Commercial increased $108 million for the three months ended March 31, 2018 as compared with the 2017 period. The 2017 period included an unfavorable premium rate adjustment in Small Business which affected both net written premiums and net earned premiums. Excluding the Small Business premium rate adjustment, net written premiums for Commercial increased $61 million driven by higher new business and positive renewal premium change. Net written premiums for Specialty increased $16 million for the three months ended March 31, 2018 as compared with the same period in 2017 due to higher new business and positive renewal premium change. Net written premiums for International increased $57 million for the three months ended March 31, 2018 as compared with the 2017 period due to broad based growth across all International’s platforms driven by higher new business, positive renewal premium change and higher retention. The trend in net earned premiums was consistent with net written premiums in Commercial, Specialty and International for the three months ended March 31, 2018 as compared with the 2017 period.

Core income increased $59 million for the three months ended March 31, 2018 as compared with the 2017 period. Excluding the effect of the corporate income tax rate change, core income increased approximately $4 million due to improved underwriting results which more than offset lower net investment income, driven by lower limited partnership returns.

Net catastrophe losses were $34 million for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, Specialty had net catastrophe losses of $3 million and $4 million. For the three months ended March 31, 2018 and 2017, Commercial had net catastrophe losses of $29 million and $27 million. For the three months ended March 31, 2018 and 2017, International had net catastrophe losses of $2 million and $3 million.

Favorable net prior year loss reserve development of $39 million and $57 million was recorded for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, Specialty recorded favorable net prior year loss reserve development of $30 million and $12 million. For the three months ended March 31, 2018 and 2017, Commercial recorded favorable net prior year loss reserve development of $9 million and $43 million. For the three months ended March 31, 2018 and 2017, International recorded favorable net prior year loss reserve development of $0 million and $2 million. Further information on net prior year development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 5.7 points for the three months ended March 31, 2018 as compared with the same period in 2017. The loss ratio improved 4.9 points primarily due to 2.7 points of improvement in the current accident year loss ratio and higher favorable net prior year loss reserve development. The expense ratio decreased 0.9 points for the three months ended March 31, 2018 as compared with the same period in 2017.

Excluding the impact of the Small Business premium rate adjustment, Commercial’s combined ratio increased 0.9 points for the three months ended March 31, 2018 as compared to the 2017 period. This was driven by 5.0 points of less favorable net prior year loss reserve development largely offset by a 2.4 point improvement in the current accident year loss ratio and a 1.8 point decrease in the expense ratio due to higher net earned premiums.

International’s combined ratio increased 1.5 points for the three months ended March 31, 2018 as compared with the 2017 period. The loss ratio increased 2.1 points, primarily due to lower favorable net prior year loss reserve development. The expense ratio decreased 0.6 points for the three months ended March 31, 2018 as compared with the 2017 period due to higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31	2018	2017

(In millions)

Net earned premiums	$134	$133
Net investment income	205	202
Core loss	(46)	(33)

The core loss was $46 million for the three months ended March 31, 2018, an increase of $13 million as compared with the 2017 period. Excluding the effect of the corporate income tax rate change, core loss decreased by approximately $10 million driven by favorable persistency and further helped by premium rate increases. The favorable persistency was driven by a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. These increases are partially offset by higher adverse net prior year reserve development recorded in 2018 for A&EP under the loss portfolio transfer, as further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the CNA segment for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31	2018	2017

(In millions)

Core income (loss):
Property & Casualty Operations	$327	$268
Other Insurance Operations	(46)	(33)

Total core income	281	235
Realized investment gains (after tax)	8	23
Consolidating adjustments including purchase accounting and noncontrolling interests	(28)	(24)

Net income attributable to Loews Corporation	$261	$234

Diamond Offshore

Overview

Overall fundamentals in the offshore oil and gas industry relating to oil prices and demand for drilling services have not yet improved from those described in the Results of Operations – Diamond Offshore section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. The offshore contract drilling market continues to be burdened by an oversupply of drilling rigs based on current demand. Contract rollovers, or the availability of a drilling rig at completion of a contract if options for future work are not exercised or further work secured, continue to add to the uncontracted supply of rigs. Such rollovers have predominately been for higher-specification floaters, which have been slow to contract despite the higher crude oil price. Industry reports indicate that there remain approximately 40 newbuild floaters on order with scheduled deliveries between 2018 and 2021, most of which have not yet been contracted for future work. Industry analysts also report that there are over 90 speculative jack-up rigs currently on order with scheduled deliveries between 2018 and 2020. Given the oversupply of rigs, competition for the limited number of offshore drilling jobs remains intense. Most recently, higher specification floaters are being bid in all markets to keep those rigs active and avoid the higher stacking costs for such rigs. Despite these factors, certain drilling contractors have announced the reactivation of stacked rigs or plans to reactivate certain rigs if contracts are awarded. Looking forward, there has been a recent increase in rig tenders, primarily for work in the North Sea and Australia floater markets commencing in 2019 and beyond. However, many of these tenders are limited to single-well jobs, with options for future wells.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $2.2 billion and $2.4 billion as of April 1, 2018 (based on information available at that time) and January 1, 2018 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2017). The contract drilling backlog by year as of April 1, 2018 is $0.9 billion in 2018 (for the nine-month period beginning April 1, 2018), $1.0 billion in 2019 and $0.3 billion in 2020.

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

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2018 and 2017 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2018	2017

(In millions)

Revenues:
Net investment income	$2
Contract drilling revenues	288	$364
Other revenues	9	13

Total	299	377

Expenses:
Contract drilling expenses	185	204
Other operating expenses	111	120
Interest	28	28

Total	324	352

Income (loss) before income tax	(25)	25
Income tax (expense) benefit	44	(2)
Amounts attributable to noncontrolling interests	(9)	(11)

Net income attributable to Loews Corporation	$10	$12

Contract drilling revenue decreased $76 million for the three months ended March 31, 2018 as compared with the 2017 period, primarily due to 226 fewer revenue earning days, combined with the effect of lower average daily revenue earned. Contract drilling expense decreased $19 million for the three months ended March 31, 2018 as compared with the 2017 period, primarily due to reduced costs of $18 million for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the first quarter of 2017. In addition, contract drilling expense reflects favorable reductions in labor and related rig operating costs, partially offset by incremental contract drilling costs associated with drillships.

Net income attributable to Loews Corporation decreased $2 million for the three months ended March 31, 2018 as compared with the 2017 period, reflecting lower margins from contract drilling services, primarily due to lower contract drilling revenues. The decrease in net income was partially offset by lower depreciation expense, primarily due to a lower depreciable asset base as a result of asset impairments recognized in 2017, and an income tax benefit of $43 million ($23 million after noncontrolling interests) for the reversal of an uncertain tax position recognized in the fourth quarter of 2017, as discussed in Note 1 to the Consolidated Condensed Financial Statements under Item 1.

Boardwalk Pipeline

Firm Agreements

A substantial portion of Boardwalk Pipeline’s transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended March 31, 2018, approximately 88% of Boardwalk Pipeline’s revenues, excluding retained fuel, were derived from fixed fees under firm agreements. Boardwalk Pipeline expects to earn revenues of approximately $9.3 billion from fixed fees under committed firm agreements in place as of March 31, 2018, including agreements for storage and other services, over the remaining term of the agreements. This amount has increased by approximately $460 million from the comparable amount at December 31, 2017, from contracts entered into during the first quarter of 2018, and is included in the discussion of Performance Obligations in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For Boardwalk Pipeline’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (“FERC”) regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipeline may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to March 31, 2018.

Contract Renewals

In the 2018 to 2020 timeframe, the initial transportation agreements associated with the East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline Company, LLC (“Gulf Crossing”) and Fayetteville and Greenville Laterals, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions, developed to serve growing production in Texas, Oklahoma, Arkansas and Louisiana and anchored primarily by ten-year firm transportation agreements with producers. Since these projects went into service, gas production from the Utica and Marcellus area in the Northeast has grown significantly and has altered the flow patterns of natural gas in North America. Over the last few years, gas production from other basins such as Barnett and Fayetteville, which primarily supported two of these expansions, has declined because the production economics in those basins are not as competitive as other production basins, such as Utica and Marcellus. These market dynamics have resulted in less production from certain basins tied to Boardwalk Pipeline’s system and a narrowing of basis differentials across portions of its pipeline systems, primarily for capacity associated with natural gas flows from west to east. Total revenues generated from these expansion projects’ capacity will be materially lower when these contracts expire, for example, as discussed in the Results of Operations – Boardwalk Pipeline section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for the Southwestern Energy Company (“Southwestern”) agreements and the Gulf South Pipeline Company, LP (“Gulf South”) expansion contract expirations.

Oil and gas producers are recently beginning to increase their natural gas production in central Oklahoma from the Scoop/Stack/Merge production areas where they have been successful at developing natural gas liquids production. It is expected that several new projects in central Oklahoma, such as Enable Midstream Partner’s pipeline expansion and Cheniere Energy’s Midship pipeline, will bring substantial new supplies to the area where the Gulf Crossing pipeline is located. These developments could provide Gulf Crossing opportunities to provide natural gas transportation services to a combination of producers looking for liquidity and market access and end-users looking for supply diversity. Similarly, oil and gas producers in north Louisiana and east Texas are having success with significant rich and dry gas development and are seeking access to multiple pipeline outlets, including Gulf South’s East Texas and Southeast expansions, in order to sell their gas to end-use customers and to ship to other market centers. While some of the Gulf South capacity has been remarketed at lower rates and for shorter terms, Boardwalk Pipeline believes that the current market rates are not indicative of the long-term value of that capacity. Boardwalk Pipeline continues to focus its marketing efforts on enhancing the value of the remaining expansion capacity and is working with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options.

FERC Policy Statement, Notice of Inquiry and Notice of Proposed Rulemaking

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, FERC addressed the treatment of federal income tax allowances in interstate pipeline companies’ rates. FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its income taxes under the then current policy by both including an income tax allowance in its cost-of-service and earning a return on equity calculated using the discounted cash flow methodology. Requests for rehearing and clarification of the Revised Policy Statement have been filed by various industry participants.

FERC also issued a Notice of Inquiry (“NOI”) requesting comments on the effect of the Tax Cuts and Jobs Act of 2017 on FERC jurisdictional rates. The NOI requests comments by May 21, 2018 on whether and how FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Actions FERC will take, if any, following receipt of responses to the NOI and any potential impacts from final rules or policy statements issued following the NOI on the rates Boardwalk Pipeline can charge for transportation and storage services are uncertain at this time, but such actions could materially impact the maximum cost-based transportation and storage rates Boardwalk Pipeline is permitted to charge its customers.

Also included in the March 15, 2018 issuances is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. The NOPR proposes a new rule that will, if it becomes final, require all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. The NOPR proposes a procedure that would permit customers to protest or comment on each pipeline’s informational filing. This proposed procedure may encourage the FERC or one or more of Boardwalk Pipeline’s customers to challenge a pipeline’s informational filings which could lead to challenges to the maximum applicable rates pursuant to Section 5 of the Natural Gas Act (“NGA”).

The NOPR proposes that each FERC-regulated natural gas pipeline will select one of four options: file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. Boardwalk Pipeline has filed comments in this proceeding. Once the comment period is complete, the FERC is expected to issue a final rule.

Even without action on the NOPR or NOI, the FERC and/or Boardwalk Pipeline’s customers may challenge the maximum applicable rates that any of Boardwalk Pipeline’s regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge due to the resulting treatment of the allowance for income taxes in the determination of maximum applicable rates. If such a challenge is successful for any of its pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

While Boardwalk Pipeline is continuing to review FERC’s Revised Policy Statement, NOI and NOPR, based on a preliminary assessment, it does not expect them to have a material impact on its revenues in the near term. All of the firm contracts on the Gulf Crossing Pipeline and the majority of contracts on Texas Gas Transmission are negotiated or discounted rate agreements, which are not ordinarily affected by FERC’s policy revisions. Gulf South Pipeline currently has a rate moratorium in place with its customers until 2023, which Boardwalk Pipeline believes will be unaffected by these actions.

Given the effects of a number of factors, including the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, we are evaluating whether remaining a publicly traded master limited partnership is the appropriate structure for Boardwalk Pipeline. Potential transition from publicly traded master limited partnership status could take the form of an election to be treated as a corporation for federal income tax purposes (sometimes referred to as a “check-the-box-election”), a conversion to a corporation or another transaction designed to result in Boardwalk Pipeline’s treatment as a corporation, or all or part of its publicly traded common units being owned by an affiliate treated as a corporation, for federal income tax purposes.

In addition, despite Boardwalk Pipeline’s view regarding the potential near term impact on its revenues of the FERC’s recent actions, the magnitude of the effect of the Revised Policy Statement on the maximum applicable cost-of-service rate it reasonably likely will be allowed to charge in the future may result in its general partner being able to exercise its right under Boardwalk Pipeline’s partnership agreement to call and purchase all of Boardwalk Pipeline’s outstanding common units. As has been described in Boardwalk Pipeline’s Securities and Exchange Commission filings since its initial public offering, its general partner has the right under its partnership agreement to call and purchase all of Boardwalk Pipeline’s common units if (i) the general partner and its affiliates own more than 50% in the aggregate of Boardwalk Pipeline’s outstanding common units and (ii) the general partner receives an opinion of legal counsel to the effect that Boardwalk Pipeline being a pass-through entity for tax purposes has or will reasonably likely in the future have a material adverse effect on the maximum applicable rate that can be charged to customers by Boardwalk Pipeline’s subsidiaries that are regulated interstate natural gas pipelines. Because Boardwalk Pipelines Holding Corp. (“BPHC”), the sole member of the general partner and our wholly-owned subsidiary, holds more than 50% of Boardwalk Pipeline’s outstanding common units, this call right would become exercisable if the general partner receives the specified opinion of legal counsel. Under Boardwalk Pipeline’s partnership agreement and the governing documents for the general partner, any decision by the general partner to exercise such purchase right will be made by BPHC, rather than by the general partner’s board of directors. The purchase price per unit for the purchase right would be equal to the average of the daily closing prices of Boardwalk Pipeline’s common units for the 180 consecutive trading days preceding the date three days before the date the general partner mails notice of its election to exercise the purchase right. We are analyzing the FERC’s recent actions and seriously considering the purchase right under the partnership agreement in connection therewith.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2018 and 2017 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2018	2017

(In millions)

Revenues:
Other revenue, primarily operating	$337	$368

Total	337	368

Expenses:
Operating	198	204
Interest	44	46

Total	242	250

Income before income tax	95	118
Income tax expense	(12)	(23)
Amounts attributable to noncontrolling interests	(47)	(58)

Net income attributable to Loews Corporation	$36	$37

Total revenues decreased $31 million for the three months ended March 31, 2018 as compared with the 2017 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $17 million, primarily due to a decrease in transportation revenues of $15 million, which resulted primarily from the Southwestern contract restructuring, partially offset by the impact from colder winter weather. In addition, storage and parking and lending revenues decreased related to unfavorable market conditions.

Operating expenses decreased $6 million for the three months ended March 31, 2018 as compared with the 2017 period. Excluding items offset in operating revenues, operating expenses increased $7 million primarily due to timing of maintenance activities and an increased asset base from recently completed growth projects. Interest expense decreased $2 million as a result of lower average borrowing rates from the use of the revolving credit facility in 2018.

Net income attributable to Loews Corporation decreased $1 million for the three months ended March 31, 2018 as compared with the 2017 period. Excluding the effect of the corporate income tax rate change, net income decreased $8 million primarily due to the changes discussed above.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2018 and 2017 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2018	2017

(In millions)

Revenues:
Operating revenue	$153	$136
Revenues related to reimbursable expenses	30	31

Total	183	167

Expenses:
Operating	131	123
Reimbursable expenses	30	31
Depreciation	17	16
Equity income from joint ventures	(22)	(29)
Interest	7	7

Total	163	148

Income before income tax	20	19
Income tax expense	(7)	(9)

Net income attributable to Loews Corporation	$13	$10

Operating revenues increased $17 million and operating expenses increased $8 million for the three months ended March 31, 2018 as compared with the 2017 period due to the improved performance of several owned hotels, primarily the Loews Miami Beach Hotel.

Equity income from joint ventures decreased $7 million for the three months ended March 31, 2018 as compared with the 2017 period. This decrease was primarily due to a net benefit of $10 million from a gain on sale and an impairment charge related to joint venture hotel properties in the 2017 period. Absent this net benefit, equity income from joint ventures increased due to higher equity income from Universal Orlando joint venture properties.

Net income increased $3 million for the three months ended March 31, 2018 as compared with the 2017 period. Excluding the effect of the corporate income tax rate change, net income increased approximately $1 million primarily due to the changes discussed above.

Corporate

Corporate operations consist primarily of investment income at the Parent Company, operating results of Consolidated Container in the 2018 period, as it was acquired on May 22, 2017, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2018 and 2017 as presented in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2018	2017

(In millions)

Revenues:
Net investment income	$14	$59
Other revenues	213

Total	227	59

Expenses:
Operating	232	38
Interest	27	18

Total	259	56

Income (loss) before income tax	(32)	3
Income tax (expense) benefit	5	(1)

Net income (loss) attributable to Loews Corporation	$(27)	$2

Net investment income decreased $45 million for the three months ended March 31, 2018 as compared with the 2017 period due to lower results from equity based investments in the trading portfolio.

Other revenues increased $213 million for the three months ended March 31, 2018 as compared with the 2017 period due to revenue from Consolidated Container’s operations.

Operating expenses increased $194 million for the three months ended March 31, 2018 as compared with the 2017 period primarily due to $200 million of expenses for Consolidated Container’s operations, partially offset by the absence of costs related to the acquisition of Consolidated Container. Interest expense increased $9 million for the three months ended March 31, 2018 as compared the 2017 period primarily due to interest expense associated with Consolidated Container’s term loan.

Net income decreased $29 million for the three months ended March 31, 2018 as compared with the 2017 period. Excluding the effect of the corporate income tax rate change, net income decreased $23 million primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $4.9 billion at March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, we received $571 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $497 million to fund treasury stock purchases, $20 million of cash dividends to our shareholders and approximately $65 million of net cash contributions to Loews Hotels & Co. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

As of April 20, 2018, there were 319,322,226 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the three months ended March 31, 2018, we purchased 9.9 million shares of Loews common stock. As of April 20, 2018, we had purchased an additional 3.1 million shares of Loews common stock in 2018 at an aggregate cost of $155 million.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock.

Subsidiaries

CNA’s cash provided by operating activities was $218 million for the three months ended March 31, 2018 as compared with $282 million for the 2017 period. The decrease in cash provided by operating activities was driven by a lower level of distributions on limited partnerships partially offset by an increase in premiums collected. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs.

CNA declared and paid dividends of $2.30 per share on its common stock, including a special dividend of $2.00 per share, in the first quarter of 2018. On April 27, 2018, CNA’s Board of Directors declared a quarterly dividend of $0.30 per share on its common stock, payable May 30, 2018 to shareholders of record on May 14, 2018. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2018, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department’s prior approval is approximately $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $280 million during the nine months ended December 31, 2017 and $670 million during the three months ended March 31, 2018. As of March 31, 2018, CCC is able to pay approximately $123 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities for the three months ended March 31, 2018 decreased $15 million compared to the 2017 period, due to an increase in cash expenditures for contract drilling services and other working capital requirements of $31 million, partially offset by an increase in cash collected from the performance of contract drilling services of $5 million and lower income taxes payments, net of refunds, of $12 million.

For 2018, Diamond Offshore has budgeted approximately $220 million for capital expenditures. At March 31, 2018, Diamond Offshore has no significant purchase obligations, except for those related to its direct rig operations, which arise during the normal course of business.

As of March 31, 2018, Diamond Offshore had no outstanding borrowings under its credit agreement and was in compliance with all covenant requirements thereunder. As of April 26, 2018, Diamond Offshore had no outstanding borrowings and $1.5 billion available under its credit agreement to provide liquidity for its payment obligations.

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

Boardwalk Pipeline’s cash provided by operating activities decreased $17 million for the three months ended March 31, 2018 compared to the 2017 period primarily due to the change in net income, excluding the effects of non-cash items such as depreciation and amortization.

In the first quarters of 2018 and 2017, Boardwalk Pipeline declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In April of 2018, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

As of March 31, 2018, Boardwalk Pipeline had $385 million of outstanding borrowings under its revolving credit facility and was in compliance with all covenant requirements. Boardwalk Pipeline has a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million until December 31, 2018. As of April 27, 2018, Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

For the three months ended March 31, 2018 and 2017, Boardwalk Pipeline’s capital expenditures were $111 million and $134 million, consisting of a combination of growth and maintenance capital. Boardwalk Pipeline expects total capital expenditures to be approximately $550 million in 2018, primarily related to growth projects and pipeline system maintenance expenditures.

Boardwalk Pipeline anticipates that its existing capital resources, including its revolving credit facility, subordinated loan and cash flows from operating activities, will be adequate to fund its operations for 2018. Boardwalk Pipeline may seek to access the capital markets to fund some or all capital expenditures for growth projects, acquisitions or for general business purposes. Boardwalk Pipeline’s ability to access the capital markets for equity and debt financing under reasonable terms depends on its current financial condition, current credit ratings, current market conditions and other factors beyond its control.

In the first quarter of 2018, Loews Hotels & Co completed the financial closing for its investment in the Loews Kansas City Hotel with a governmental authority in Kansas City, Missouri issuing debt to support the development of the 800 room hotel, meetings space and parking garage. Loews Hotels & Co is obligated to repay approximately $95 million.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity and non-redeemable preferred stock.

Three Months Ended March 31	2018	2017
(In millions)

Fixed income securities:
Taxable fixed income securities	$350	$348
Tax-exempt fixed income securities	105	108
Total fixed income securities	455	456
Limited partnership and common stock investments	31	90
Other, net of investment expense	4	(1)
Pretax net investment income	$490	$545

Fixed income securities after tax and noncontrolling interests	$337	$296

Net investment income after tax and noncontrolling interests	$362	$349

Effective income yield for the fixed income securities portfolio, before tax	4.7%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.4%

Net investment income before tax and noncontrolling interests for the three months ended March 31, 2018 decreased $55 million as compared with the 2017 period. The decrease was driven by limited partnership investments, which returned 1.2% in 2018 as compared with 3.8% in the 2017 period. However, despite the decline in limited partnership income, net investment income after tax and noncontrolling interests increased $13 million for the three months ended March 31, 2018 as compared with the 2017 period given stable fixed income returns and the lower corporate income tax rate.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2018	2017
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate bonds and other	$19	$30
States, municipalities and political subdivisions	20	6
Asset-backed	(21)	(4)
Total fixed maturity securities	18	32
Non-redeemable preferred stock	(15)
Short term and other	6	2
Total realized investment gains	9	34
Income tax expense	(1)	(11)
Amounts attributable to noncontrolling interests	(1)	(3)
Net realized investment gains attributable to Loews Corporation	$7	$20

Net realized investment gains before tax and noncontrolling interests decreased $25 million for the three months ended March 31, 2018 as compared with the 2017 period. The decrease was driven by the decline in fair value of non-redeemable preferred stock and lower net realized gains on sales of securities. Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2018		December 31, 2017
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,491	$(52)	$4,514	$21
AAA	3,265	259	1,954	152
AA	7,096	576	8,982	914
A	9,168	702	9,643	952
BBB	13,413	699	13,554	1,093
Non-investment grade	2,826	84	2,840	140
Total	$ 40,259	$ 2,268	$ 41,487	$ 3,272

As of March 31, 2018 and December 31, 2017, only 2% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
March 31, 2018	Fair Value	Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,997	$82
AAA	451	12
AA	754	11
A	1,579	33
BBB	3,379	79
Non-investment grade	881	29
Total	$10,041	$246

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
March 31, 2018	Fair Value	Losses
(In millions)

Due in one year or less	$113	$4
Due after one year through five years	1,779	41
Due after five years through ten years	6,569	164
Due after ten years	1,580	37
Total	$10,041	$246

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

	March 31, 2018		December 31, 2017
		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(Years)	Fair Value	(Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$16,413	8.3	$16,797	8.4
Other investments	25,656	4.5	26,817	4.4
Total	$42,069	6.0	$43,614	5.9

The duration of the total portfolio is aligned with the cash flow characteristics of the underlying liabilities.

The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	March 31,	December 31,
	2018	2017
(In millions)

Short term investments:
Commercial paper	$946	$905
U.S. Treasury securities	134	355
Money market funds	23	44
Other	127	132
Total short term investments	$1,230	$1,436

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part II, Item 1A, Risk Factors of this Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2018. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Notes 8 and 9 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of certain risk factors facing the company. The information presented below describes additions to, and supplements, such risk factors and should be read in conjunction with the Risk Factors included under Item 1A of our Annual Report on Form10-K for the year ended December 31, 2017.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by the FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. Boardwalk Pipeline may not be able to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by the FERC, including the types and terms of services it may offer to its customers, the rates it can charge its customers, construction of new facilities, creation, modification or abandonment of services or facilities and recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect its ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines and other facilities. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. The FERC can also deny it the right to abandon certain facilities from service.

The FERC regulates the rates Boardwalk Pipeline can charge for its natural gas transportation and storage operations. For its cost-based services, the FERC establishes both the maximum and minimum rates it can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure, and the rate of return a pipeline is permitted to earn.

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, FERC addressed the treatment of federal income tax allowances in interstate pipeline companies’ rates. FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its income taxes under the then current policy by both including an income tax allowance in its cost-of-service and earning a return on equity calculated using the discounted cash flow methodology. Requests for rehearing and clarification of the Revised Policy Statement have been filed by various industry participants.

FERC also issued a Notice of Inquiry (“NOI”) requesting comments on the effect of the Tax Cuts and Jobs Act of 2017 on FERC jurisdictional rates. The NOI requests comments by May 21, 2018 on whether and how FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Actions FERC will take, if any, following receipt of responses to the NOI and any potential impacts from final rules or policy statements issued following the NOI on the rates Boardwalk Pipeline can charge for transportation and storage services are uncertain at this time, but such actions could materially impact the maximum cost-based transportation and storage rates it is permitted to charge its customers.

Also included in the March 15, 2018 issuances is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. The NOPR proposes a new rule that will, if it becomes final, require all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. The NOPR proposes a procedure that would permit customers to protest or comment on each pipeline’s informational filing. This proposed procedure may encourage the FERC or one or more of Boardwalk Pipeline’s customers to challenge a pipeline’s informational filings which could lead to challenges to the maximum applicable rates pursuant to Section 5 of the Natural Gas Act (“NGA”).

The NOPR proposes that each FERC-regulated natural gas pipeline will select one of four options: file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. Boardwalk Pipeline has filed comments in this proceeding. Once the comment period is complete, the FERC is expected to issue a final rule.

Even without action on the NOPR or NOI, the FERC and/or Boardwalk Pipeline’s customers may challenge the maximum applicable rates that any of Boardwalk Pipeline’s regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge due to the resulting treatment of the allowance for income taxes in the determination of maximum applicable rates. If such a challenge is successful for any of its pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

On April 18, 2018, the FERC announced it will review its 1999 Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities that has been used in the determination of whether to grant certificates of public convenience and necessity for new pipeline projects. In its Notice of Inquiry, the FERC seeks comments from the industry on whether, and if so how, the FERC should revise its approach under its currently effective Policy Statement on the certification of new natural gas facilities. Boardwalk Pipeline does not expect that any change in this policy would affect it in a materially different manner than any other interstate natural gas pipeline company operating in the U.S.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2018 -
January 31, 2018	2,903,500	$ 51.65	N/A	N/A

February 1, 2018 -
February 28, 2018	3,100,819	49.31	N/A	N/A

March 1, 2018 -
March 31, 2018	3,845,714	50.54	N/A	N/A

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: April 30, 2018	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)