Form 10-Q
period 2018-06-30
LOEWS CORP
filed 2018-07-30
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes       X                                                                    No

    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                               No       X

Class	Outstanding at July 20, 2018
Common stock, $0.01 par value	315,982,102 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,568 and $38,861	$40,441	$42,133
Equity securities, cost of $1,320 and $1,177	1,305	1,224
Limited partnership investments	3,310	3,278
Other invested assets, primarily mortgage loans	976	945
Short term investments	4,437	4,646
Total investments	50,469	52,226
Cash	453	472
Receivables	8,217	7,613
Property, plant and equipment	15,471	15,427
Goodwill	658	659
Other assets	4,791	2,555
Deferred acquisition costs of insurance subsidiaries	673	634
Total assets	$80,732	$79,586

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$21,990	$22,004
Future policy benefits	10,667	11,179
Unearned premiums	4,410	4,029
Total insurance reserves	37,067	37,212
Payable to brokers	311	60
Short term debt	181	280
Long term debt	11,290	11,253
Deferred income taxes	879	749
Other liabilities	9,146	5,466
Total liabilities	58,874	55,020

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 332,684,645 and 332,487,815 shares	3	3
Additional paid-in capital	3,809	3,151
Retained earnings	16,532	16,096
Accumulated other comprehensive loss	(625)	(26)
	19,719	19,224
Less treasury stock, at cost (16,017,088 and 400,000 shares)	(808)	(20)
Total shareholders’ equity	18,911	19,204
Noncontrolling interests	2,947	5,362
Total equity	21,858	24,566
Total liabilities and equity	$80,732	$79,586

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions, except per share data)

Revenues:
Insurance premiums	$1,815	$1,734	$3,600	$3,379
Net investment income	551	478	1,057	1,082
Investment gains (losses):
Other-than-temporary impairment losses		(2)	(6)	(4)
Other net investment gains (losses)	(3)	45	12	81
Total investment gains (losses)	(3)	43	6	77
Operating revenues and other	1,227	1,104	2,508	2,121
Total	3,590	3,359	7,171	6,659

Expenses:
Insurance claims and policyholders’ benefits	1,327	1,280	2,666	2,573
Amortization of deferred acquisition costs	359	312	655	617
Operating expenses and other	1,454	1,281	2,854	2,331
Interest	143	139	284	281
Total	3,283	3,012	6,459	5,802
Income before income tax	307	347	712	857
Income tax expense	(59)	(69)	(84)	(188)
Net income	248	278	628	669
Amounts attributable to noncontrolling interests	(18)	(47)	(105)	(143)
Net income attributable to Loews Corporation	$230	$231	$523	$526

Basic net income per share	$0.72	$0.69	$1.62	$1.56

Diluted net income per share	$0.72	$0.69	$1.61	$1.56

Dividends per share	$0.0625	$0.0625	$0.125	$0.125

Weighted average shares outstanding:
Shares of common stock	318.87	336.91	323.30	336.90
Dilutive potential shares of common stock	0.91	0.81	0.93	0.80
Total weighted average shares outstanding assuming dilution	319.78	337.72	324.23	337.70

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Net income	$248	$278	$628	$669

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(1)		(10)	(4)
Net other unrealized gains (losses) on investments	(159)	77	(588)	144
Total unrealized gains (losses) on investments	(160)	77	(598)	140
Unrealized gains on cash flow hedges	4		14
Pension liability	9	7	19	15
Foreign currency translation	(52)	42	(41)	53

Other comprehensive income (loss)	(199)	126	(606)	208

Comprehensive income	49	404	22	877

Amounts attributable to noncontrolling interests	2	(60)	(41)	(164)

Total comprehensive income (loss) attributable to Loews Corporation	$51	$344	$(19)	$713

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2017	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	669			526			143
Other comprehensive income	208				187		21
Dividends paid	(138)			(42)			(96)
Purchases of Loews treasury stock	(6)					(6)
Stock-based compensation	14		(9)				23
Other	(2)			(3)			1
Balance, June 30, 2017	$24,106	$3	$3,178	$15,677	$(36)	$(6)	$5,290

Balance, January 1, 2018, as reported	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards (Note 1)	(91)			(43)	(28)		(20)
Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	628			523			105
Other comprehensive loss	(606)				(542)		(64)
Dividends paid	(140)			(40)			(100)
Purchase of Boardwalk Pipeline common units	(1,715)		661		(29)		(2,347)
Purchases of Loews treasury stock	(788)					(788)
Stock-based compensation	8		1				7
Other	(4)		(4)	(4)			4
Balance, June 30, 2018	$21,858	$3	$3,809	$16,532	$(625)	$(808)	$2,947

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30	2018	2017
(In millions)

Operating Activities:

Net income	$628	$669
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	494	614
Changes in operating assets and liabilities, net:
Receivables	(507)	(223)
Deferred acquisition costs	(43)	(41)
Insurance reserves	563	262
Other assets	(151)	(108)
Other liabilities	(115)	(79)
Trading securities	1,282	137
Net cash flow operating activities	2,151	1,231

Investing Activities:

Purchases of fixed maturities	(5,608)	(4,840)
Proceeds from sales of fixed maturities	4,781	3,142
Proceeds from maturities of fixed maturities	1,306	1,770
Purchases of limited partnership investments	(73)	(47)
Proceeds from sales of limited partnership investments	94	119
Purchases of property, plant and equipment	(480)	(476)
Acquisitions	(10)	(1,222)
Dispositions	2	69
Change in short term investments	(1,104)	(29)
Other, net	(145)	(40)
Net cash flow investing activities	(1,237)	(1,554)

Financing Activities:

Dividends paid	(40)	(42)
Dividends paid to noncontrolling interests	(100)	(96)
Purchases of Loews treasury stock	(799)	(6)
Principal payments on debt	(605)	(908)
Issuance of debt	533	1,401
Other, net	83	(1)
Net cash flow financing activities	(928)	348

Effect of foreign exchange rate on cash	(5)	5

Net change in cash	(19)	30
Cash, beginning of period	472	327
Cash, end of period	$453	$357

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 89% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a wholly owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Consolidated Container Company LLC (“Consolidated Container”), a 99% owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income attributable to Loews Corporation” as used herein means Net income attributable to Loews Corporation shareholders.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017, results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2018 and 2017. Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no shares and 0.6 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts for the three and six months ended June 30, 2018 and 2017 because the effect would have been antidilutive.

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

The impact of the new guidance is primarily related to revenue on CNA’s non-insurance warranty products and services, which will be recognized more slowly as compared to the historic revenue recognition pattern. For the warranty products in which CNA acts as principal, Operating revenues and other and Operating expenses and other are increased to reflect the gross amount paid by consumers, including the retail seller’s markup, which is considered a commission to the Company’s agent. This gross-up of revenues and expenses resulted in an increase to Other assets and Other liabilities on the Consolidated Condensed Balance Sheet, as the revenue and expense are recognized over the actuarially determined expected claims emergence pattern. Prior to the adoption of ASU 2014-09, Other assets and Other liabilities would have been $2.7 billion and $7.0 billion as of June 30, 2018, as compared to $2.6 billion and $5.5 billion as of December 31, 2017. The impact of adopting the new guidance resulted in an increase to Operating revenues and other of $143 million and $274 million for the three and six months ended June 30, 2018 and an increase to Operating expenses and other of $141 million and $274 million for the three and six months ended June 30, 2018. See Note 7 for additional information on revenues from contracts with customers.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance primarily changes the model for equity securities by requiring changes in the fair value of equity securities (except those accounted for under the equity method of accounting, those without readily determinable fair values and those that result in consolidation of the investee) to be recognized through the income statement. With the adoption of the new guidance, equity securities are no longer classified as available-for-sale or trading. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. As of January 1, 2018, the Company adopted the updated accounting guidance and recognized a cumulative effect adjustment of $25 million (after tax and noncontrolling interests) as an increase to beginning Retained earnings. For the three and six months ended June 30, 2018, a decrease in the fair value of equity securities of approximately $8 million and $23 million was recognized in the Company’s Consolidated Condensed Statements of Income as a result of this change. For the three and six months ended June 30, 2017, a $2 million and $6 million increase in the fair value of equity securities was recognized in Other comprehensive income.

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

In February of 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). Current accounting guidance requires the remeasurement of deferred tax liabilities and assets due to a change in tax laws or rates with the effect included in Net income in the reporting period that includes the enactment date. Because the remeasurement of deferred taxes due to a reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) is required to be included in Net income, the tax effects of items within Accumulated Other Comprehensive Income (“AOCI”) do not reflect the appropriate rate (referred to as “stranded tax effects”). The updated accounting guidance allows a reclassification from AOCI to Retained earnings for the stranded tax effects resulting from the Tax Act. The Company early adopted the updated guidance effective January 1, 2018 and elected to reclassify the stranded tax effects from AOCI to Retained earnings. The impact of the change resulted in a $3 million (after noncontrolling interests) increase in Retained earnings and a corresponding decrease in AOCI. The decrease in AOCI is comprised of a $130 million (after noncontrolling interests) decrease in pension liability and a $127 million (after noncontrolling interests) increase in unrealized gains (losses) on investments. The Company releases tax effects from AOCI utilizing the security-by-security approach for investments and using enacted tax rates based on the pretax adjustments for pension and postretirement benefits.

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

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, and expects the primary changes to be the use of the expected credit loss model for the mortgage loan portfolio and reinsurance receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. Under the allowance method for available-for-sale debt securities the Company will record reversals of credit losses if the estimate of credit losses declines.

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

2. Purchase of Boardwalk Pipeline Common Units

On June 29, 2018, Boardwalk GP, LP (“General Partner”), the general partner of Boardwalk Pipeline and an indirect wholly owned subsidiary of the Company, elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of Boardwalk Pipeline’s Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”) for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion, in the aggregate. The election to exercise the call option resulted in the Boardwalk Pipeline noncontrolling interests being reclassified as mandatorily redeemable equity. The noncontrolling interest liability was removed and $1.5 billion was recorded in Other liabilities on the Consolidated Condensed Balance Sheet as of June 30, 2018. The purchase price of the common units was lower than the carrying value of the noncontrolling interests for Boardwalk Pipeline, resulting in an increase to Additional paid-in capital of $661 million, an increase to deferred income tax liabilities of $211 million and a decrease to AOCI of $29 million, which were recorded as of June 30, 2018. The transaction was completed on July 18, 2018.

Following completion of the transaction on July 18, 2018, Boardwalk Pipelines Holding Corp., a wholly owned subsidiary of Loews Corporation, directly or indirectly owned all of the equity interests of Boardwalk Pipeline. As a result of the transaction, Boardwalk Pipeline has withdrawn the common units from listing on the New York Stock Exchange and from registration under Section 12(b) of the Securities Exchange Act of 1934.

3. Investments

Net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Fixed maturity securities	$444	$457	$890	$912
Limited partnership investments	60	23	108	139
Short term investments	11	4	20	8
Equity securities	12	2	22	3
Income (loss) from trading portfolio (a)	23	(1)	20	33
Other	17	8	28	16
Total investment income	567	493	1,088	1,111
Investment expenses	(16)	(15)	(31)	(29)
Net investment income	$551	$478	$1,057	$1,082

(a)

Net unrealized gains (losses) related to changes in fair value on securities still held were $(4) and $(6) for the three months ended June 30, 2018 and 2017 and $(25) and $19 for the six months ended June 30, 2018 and 2017.

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions)

Fixed maturity securities	$4	$44	$22	$76
Equity securities	(10)		(25)
Derivative instruments	4	(3)	9	(2)
Short term investments and other	(1)	2		3
Investment gains (a)	$(3)	$43	$6	$77

(a)

Gross realized gains on available-for-sale securities were $37 and $57 for the three months ended June 30, 2018 and 2017 and $106 for the six months ended June 30, 2018 and 2017. Gross realized losses on available-for-sale securities were $33 and $13 for the three months ended June 30, 2018 and 2017 and $84 and $30 for the six months ended June 30, 2018 and 2017. Net unrealized losses related to changes in fair value on non-redeemable preferred stock still held were $11 and $25 for the three and six months ended June 30, 2018.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds		$2	$5	$4
Asset-backed			1
Net OTTI losses recognized in earnings	$-	$2	$6	$4

The amortized cost and fair values of fixed maturity and equity securities are as follows:

June 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,883	$938	$203	$18,618
States, municipalities and political subdivisions	10,856	1,161	8	12,009
Asset-backed:
Residential mortgage-backed	4,961	72	85	4,948	$(25)
Commercial mortgage-backed	2,082	23	33	2,072
Other asset-backed	1,557	9	9	1,557
Total asset-backed	8,600	104	127	8,577	(25)
U.S. Treasury and obligations of government- sponsored enterprises	127	3	3	127
Foreign government	436	6	5	437
Redeemable preferred stock	9	1		10
Fixed maturities available-for-sale	37,911	2,213	346	39,778	(25)
Fixed maturities trading	657	7	1	663
Total fixed maturity securities	$38,568	$2,220	$347	$40,441	$(25)

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,210	$1,625	$28	$18,807
States, municipalities and political subdivisions	12,478	1,551	2	14,027	$(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872
Other asset-backed	1,083	16	5	1,094
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government- sponsored enterprises	111	2	4	109
Foreign government	437	9	2	444
Redeemable preferred stock	10	1		11
Fixed maturities available-for-sale	38,212	3,359	87	41,484	(38)
Fixed maturities trading	649	2	2	649
Total fixed maturities	38,861	3,361	89	42,133	(38)
Equity securities:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Equity securities available-for-sale	659	38	2	695	-
Equity securities trading	518	92	81	529
Total equity securities	1,177	130	83	1,224	-
Total fixed maturity and equity securities	$40,038	$3,491	$172	$43,357	$(38)

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of June 30, 2018 and December 31, 2017, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.1 billion and $1.3 billion (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$6,963	$192	$193	$11	$7,156	$203
States, municipalities and political subdivisions	723	8	3		726	8
Asset-backed:
Residential mortgage-backed	3,183	68	344	17	3,527	85
Commercial mortgage-backed	913	16	228	17	1,141	33
Other asset-backed	632	6	27	3	659	9
Total asset-backed	4,728	90	599	37	5,327	127
U.S. Treasury and obligations of government- sponsored enterprises	49	1	19	2	68	3
Foreign government	178	3	40	2	218	5
Total fixed maturity securities	$12,641	$294	$854	$52	$13,495	$346

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government- sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4		170	2
Total fixed maturity securities	3,520	38	1,455	49	4,975	87
Equity securities:
Common stock	7	1			7	1
Preferred stock	93	1			93	1
Total equity securities	100	2	-	-	100	2
Total fixed maturity and equity securities	$3,620	$40	$1,455	$49	$5,075	$89

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2018 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2018.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2018 and 2017 for which a portion of an OTTI loss was recognized in Other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions)

Beginning balance of credit losses on fixed maturity securities	$25	$32	$27	$36
Reductions for securities sold during the period	(4)	(2)	(6)	(6)
Ending balance of credit losses on fixed maturity securities	$21	$30	$21	$30

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2018		December 31, 2017
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,301	$1,322	$1,135	$1,157
Due after one year through five years	8,211	8,421	8,165	8,501
Due after five years through ten years	16,138	16,240	16,060	16,718
Due after ten years	12,261	13,795	12,852	15,108
Total	$37,911	$39,778	$38,212	$41,484

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

	June 30, 2018			December 31, 2017
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$500	$19		$500	$4

Without hedge designation:

Equity markets:
Options – purchased	198	9		224	12
– written	204		$(8)	290		$(7)
Futures – short	148			265	1
Commodity futures – long	51			44
Embedded derivative on funds withheld liability	161	4		167		(3)

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

June 30, 2018	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$166	$18,932	$94	$19,192
States, municipalities and political subdivisions		12,008	1	12,009
Asset-backed		8,304	273	8,577
Fixed maturities available-for-sale	166	39,244	368	39,778
Fixed maturities trading		656	7	663
Total fixed maturities	$166	$39,900	$375	$40,441

Equity securities	$683	$604	$18	$1,305
Short term and other	3,361	1,050		4,411
Receivables		19		19
Payable to brokers	(11)			(11)

December 31, 2017

Fixed maturity securities:
Corporate bonds and other	$128	$19,145	$98	$19,371
States, municipalities and political subdivisions		14,026	1	14,027
Asset-backed		7,751	335	8,086
Fixed maturities available-for-sale	128	40,922	434	41,484
Fixed maturities trading	10	635	4	649
Total fixed maturities	$138	$41,557	$438	$42,133

Equity securities available-for-sale	$91	$584	$20	$695
Equity securities trading	527		2	529
Total equity securities	$618	$584	$22	$1,224

Short term and other	$3,669	$958		$4,627
Receivables	1	4		5
Payable to brokers	(12)			(12)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2018	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$100		$(1)	$2	$(5)	$(2)			$94
States, municipalities and political subdivisions	1								1
Asset-backed	279		(1)	41		(6)	$13	$(53)	273
Fixed maturities available-for-sale	380	$-	(2)	43	(5)	(8)	13	(53)	368	$-
Fixed maturities trading	7								7
Total fixed maturities	$387	$-	$(2)	$43	$ (5)	$(8)	$13	$(53)	$375	$-

Equity securities	$20	$(1)			$(1)				$18	$(1)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2017	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$121					$(11)		$(10)	$100
States, municipalities and political subdivisions	1								1
Asset-backed	256	$1	$1	$13		(7)	$24	(70)	218
Fixed maturities available-for-sale	378	1	1	13		(18)	24	(80)	319	$-
Fixed maturities trading	5								5	(1)
Total fixed maturities	$383	$1	$1	$13	$-	$(18)	$24	$(80)	$324	$(1)

Equity securities available-for-sale	$19		$1		$(1)				$19
Equity securities trading	1								1
Total equity securities	$20	$-	$1	$-	$(1)	$-	$-	$-	$20	$-

Life settlement contracts	$46				$(45)				$1

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2018	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$98	$(1)	$(1)	$2	$(5)	$(4)	$5		$94
States, municipalities and political subdivisions	1								1
Asset-backed	335	7	(6)	71	(72)	(12)	13	$(63)	273
Fixed maturities available-for-sale	434	6	(7)	73	(77)	(16)	18	(63)	368	$-
Fixed maturities trading	4	3							7	3
Total fixed maturities	$438	$9	$(7)	$73	$(77)	$(16)	$18	$(63)	$375	$3

Equity securities	$22	$(3)			$(1)				$18	$(3)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2017	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$130		$1	$5	$(1)	$(25)		$(10)	$100
States, municipalities and political subdivisions	1								1
Asset-backed	199	$1	3	51		(13)	$52	(75)	218
Fixed maturities available-for-sale	330	1	4	56	(1)	(38)	52	(85)	319	$-
Fixed maturities trading	6	(1)							5	(1)
Total fixed maturities	$336	$-	$4	$56	$(1)	$(38)	$52	$(85)	$324	$(1)

Equity securities available-for-sale	$19		$2	$1	$(3)				$19
Equity securities trading	1								1
Total equity securities	$20	$-	$2	$1	$(3)	$-	$-	$-	$20	$-

Life settlement contracts	$58	$6			$(58)	$(5)			$1
Derivative financial instruments, net	-	1			(1)				-

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other
Life settlement contracts	Operating revenues and other

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended June 30, 2018, there were no transfers between Level 1 and Level 2. During the six months ended June 30, 2018, there were $29 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the three and six months ended June 30, 2017 there were no transfers between Level 1 and Level 2. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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

June 30, 2018	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$ 130	Discounted cash flow	Credit spread	1	% –12% (3%)

December 31, 2017

Fixed maturity securities	$ 136	Discounted cash flow	Credit spread	1	% – 12% (3%)

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

	Carrying	Estimated Fair Value
June 30, 2018	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$865			$850	$850

Liabilities:
Short term debt	178		$36	142	178
Long term debt	11,273		10,550	631	11,181

December 31, 2017

Assets:
Other invested assets, primarily mortgage loans	$839			$844	$844

Liabilities:
Short term debt	278		$156	122	278
Long term debt	11,236		10,966	525	11,491

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $26 million and $39 million for the three months ended June 30, 2018 and 2017 and $60 million and $73 million for the six months ended June 30, 2018 and 2017. Net catastrophe losses in 2018 and 2017 related primarily to U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Six Months Ended June 30	2018	2017
(In millions)

Reserves, beginning of year:
Gross	$22,004	$22,343
Ceded	3,934	4,094
Net reserves, beginning of year	18,070	18,249

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,552	2,443
Decrease in provision for insured events of prior years	(112)	(159)
Amortization of discount	92	93
Total net incurred (a)	2,532	2,377

Net payments attributable to:
Current year events	(312)	(266)
Prior year events	(2,387)	(2,331)
Total net payments	(2,699)	(2,597)

Foreign currency translation adjustment and other	(70)	70

Net reserves, end of period	17,833	18,099
Ceded reserves, end of period	4,157	4,080
Gross reserves, end of period	$21,990	$22,179

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

Favorable net prior year development of $59 million and $55 million for the three months ended June 30, 2018 and 2017 and $98 million and $112 million for the six months ended June 30, 2018 and 2017 was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”).

The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in CNA’s Property & Casualty Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Medical professional liability	$3	$2	$23	$22
Other professional liability and management liability	(34)	(37)	(68)	(69)
Surety	(15)		(30)
Commercial auto		1	(1)	(25)
General liability	26	1	18	(17)
Workers’ compensation	(6)	(47)	(12)	(47)
Other	(33)	25	(28)	24
Total pretax (favorable) unfavorable development	$(59)	$(55)	$(98)	$(112)

Three Months

2018

Favorable development in other professional liability and management liability was primarily in professional liability errors and omissions (“E&O”) reflecting lower than expected claim frequency in accident years 2014 through 2016 and favorable severity for accident years 2012 and prior.

Favorable development in surety was driven by continued lower than expected loss emergence on accident years 2015 and prior.

Unfavorable development in general liability was driven by higher than expected claim severity in umbrella in accident years 2013 through 2015.

Favorable development for other coverages was primarily due to lower than expected claim severity from catastrophes in accident year 2017 for property and other and lower than expected frequency in accident years 2015 and prior related to healthcare in Europe in healthcare and technology. This favorable development was partially offset by unfavorable development in property driven by higher than expected severity in Canada and higher than expected frequency in Hardy, both in accident year 2017 and increased severity in accident year 2017 related to professional indemnity in specialty.

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

Unfavorable development for other coverages was primarily due to higher than expected severity in accident year 2016 for property and other, higher than expected severity in accident year 2015 arising from the management liability business and adverse large claims experience in the Hardy political risks portfolio, relating largely to accident year 2016. This unfavorable development was partially offset by favorable development in accident years 2014 and prior for the management liability business and better than expected frequency in accident years 2014 through 2016, for property.

Six Months

2018

Unfavorable development for medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in CNA’s hospitals business.

Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency for accident years 2013 through 2017 related to financial institutions. Additional favorable development was in professional liability E&O reflecting lower than expected claims frequency in accident years 2014 through 2016 and favorable severity for accident years 2012 and prior.

Favorable development for surety was due to continued lower than expected loss emergence for accident years 2015 and prior.

Unfavorable development in general liability was driven by higher than expected claim severity in umbrella in accident years 2013 through 2015.

The drivers of development for other coverages were consistent with the three month summary above.

2017

Unfavorable development in medical professional liability was primarily due to continued higher than expected frequency in aging services.

Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and a lower than expected frequency of large losses for accident years 2011 through 2016 for professional and management liability, lower than expected claim frequency in accident years 2013 through 2015 for professional liability and lower than expected severity in accident years 2014 through 2016 for professional liability.

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

The drivers of development for other coverages were generally consistent with the three month summary above.

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

In years subsequent to the effective date of the LPT, CNA recognized adverse prior year development on its A&EP reserves resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which CNA recognizes a change in the estimate of A&EP reserves that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits in the Consolidated Condensed Statements of Income.

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$-	$-	$113	$60
Provision for uncollectible third-party reinsurance on A&EP			(16)
Total additional amounts ceded under LPT	-	-	97	60
Retroactive reinsurance benefit recognized	(15)	(3)	(72)	(43)
Pretax impact of deferred retroactive reinsurance	$(15)	$(3)	$25	$17

Based upon CNA’s annual A&EP reserve review, net unfavorable prior year development of $113 million and $60 million was recognized before consideration of cessions to the LPT for the six months ended June 30, 2018 and 2017. Additionally, in 2018, CNA released a portion of its provision for uncollectible third party reinsurance. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos environmental accounts and paid losses on assumed reinsurance exposures. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. While the unfavorable development was ceded to NICO under the LPT, CNA’s reported earnings in the six month periods were negatively affected due to the application of retroactive reinsurance accounting.

As of June 30, 2018 and December 31, 2017, the cumulative amounts ceded under the LPT were $3.0 billion and $2.9 billion. The unrecognized deferred retroactive reinsurance benefit was $351 million and $326 million as of June 30, 2018 and December 31, 2017.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $3.0 billion and $3.1 billion as of June 30, 2018 and December 31, 2017. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and six months ended June 30, 2017 and 2018:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, April 1, 2017	$23	$636	$(2)	$(638)	$(168)	$(149)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(63), $0, $0 and $0	(1)	108			42	149
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $(1), $15, $0, $(3) and $0	1	(31)		7		(23)
Other comprehensive income	-	77	-	7	42	126
Amounts attributable to noncontrolling interests		(8)		(1)	(4)	(13)
Balance, June 30, 2017	$23	$705	$(2)	$(632)	$(130)	$(36)

Balance, April 1, 2018	$18	$386	$10	$(753)	$(78)	$(417)
Other comprehensive income (loss) before reclassifications, after tax of $1, $45, $0, $0 and $0	(1)	(156)	4		(52)	(205)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $1, $0, $(2) and $0		(3)		9		6
Other comprehensive income (loss)	(1)	(159)	4	9	(52)	(199)
Amounts attributable to noncontrolling interests		17		(2)	5	20
Purchase of Boardwalk Pipeline common units			(1)	(28)		(29)
Balance, June 30, 2018	$17	$244	$13	$(774)	$(125)	$(625)

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2017	$27	$576	$(2)	$(646)	$(178)	$(223)
Other comprehensive income (loss) before reclassifications, after tax of $0, $(110), $0, $0 and $0	(1)	193	(1)		53	244
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $1, $24, $0, $(7) and $0	(3)	(49)	1	15		(36)
Other comprehensive income (loss)	(4)	144	-	15	53	208
Amounts attributable to noncontrolling interests		(15)		(1)	(5)	(21)
Balance, June 30, 2017	$23	$705	$(2)	$(632)	$(130)	$(36)

Balance, January 1, 2018, as reported	$22	$673	$-	$(633)	$(88)	$(26)
Cumulative effect adjustment for adoption of ASU 2016-01 (a), after tax of $0, $8, $0, $0 and $0		(25)				(25)
Cumulative effect adjustment for adoption of ASU 2018-02 (a)	4	123		(130)		(3)
Balance, January 1, 2018, as adjusted	26	771	-	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $3, $150, $(2), $0 and $0	(11)	(570)	12		(41)	(610)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $5, $0, $(5) and $0	1	(18)	2	19		4
Other comprehensive income (loss)	(10)	(588)	14	19	(41)	(606)
Amounts attributable to noncontrolling interests	1	61		(2)	4	64
Purchase of Boardwalk Pipeline common units			(1)	(28)		(29)
Balance, June 30, 2018	$17	$244	$13	$(774)	$(125)	$(625)

(a)	For information regarding this accounting standard see Note 1.

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Operating revenues and other and Operating expenses and other
Pension liability	Operating expenses and other

Treasury Stock

The Company repurchased 15.6 million and 0.1 million shares of Loews common stock at aggregate costs of $788 million and $6 million during the six months ended June 30, 2018 and 2017.

7. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported within Operating revenues and other on the Consolidated Condensed Statements of Income. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 11:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (a)	2018	2017 (a)
(In millions)

Non-insurance warranty – CNA Financial	$248	$98	$486	$191
Contract drilling – Diamond Offshore	268	398	564	773
Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipeline	281	303	612	654
Lodging and related services – Loews Hotels & Co	200	181	383	348
Rigid plastic packaging and recycled resin – Corporate	216	91	429	91
Total revenues from contracts with customers	1,213	1,071	2,474	2,057
Other revenues	14	33	34	64
Operating revenues and other	$1,227	$1,104	$2,508	$2,121

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

Boardwalk Pipeline primarily earns revenues by providing transportation and storage services for natural gas and natural gas liquids and hydrocarbons (referred to together as “NGLs”) on a firm and interruptible basis and provides interruptible natural gas parking and lending services. The majority of Boardwalk Pipeline’s operating subsidiaries are subject to Federal Energy Regulatory Commission (“FERC”) regulations and certain revenues collected, under certain circumstances, may be subject to possible refunds to its customers. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure. The majority of Boardwalk Pipeline’s revenues are from firm service contracts which are accounted for as a single promise to stand ready each month of the contract term to provide the committed capacity for either transportation or storage services. The transaction price is comprised of a fixed fee based on the capacity reserved plus a usage fee paid on the volume of commodity transported or injected and withdrawn from storage. Both the fixed and the usage fees are allocated to the single performance obligation of providing transportation or storage service and recognized over time as control is passed to the customer. These service contracts can range in term from one to 20 years and are invoiced monthly.

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

Receivables from contracts with customers – As of June 30, 2018 and January 1, 2018, receivables from contracts with customers were approximately $422 million and $488 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – The Company records deferred revenue, which is primarily related to non-insurance warranty contracts, when payment is received in advance of satisfying the performance obligations. As of June 30, 2018 and January 1, 2018, deferred revenue resulting from contracts with customers was approximately $3.2 billion and $3.0 billion and is included in Other liabilities on the Consolidated Condensed Balance Sheets. The increase in deferred revenue is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by cancellations and revenues recognized during the period. Approximately $473 million of revenues recognized during the six months ended June 30, 2018 were included in deferred revenue as of January 1, 2018.

Contract costs – Costs to obtain or fulfill contracts with customers are deferred and recorded as Other assets. These costs are expected to be recoverable over the duration of the contract and are amortized in the same manner the related revenue is recognized. As of June 30, 2018, the Company had approximately $2.4 billion of costs to obtain contracts with customers, primarily related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are included in Other assets on the Consolidated Condensed Balance Sheet. For the three and six months ended June 30, 2018, amortization expense totaled $179 million and $350 million and is included in Operating expenses and other in the Consolidated Condensed Statement of Income.

For CNA’s non-insurance warranty contract costs, a premium deficiency arises to the extent that estimated future costs associated with these contracts exceed unrecognized revenue. Anticipated investment income is also considered in the determination of the recoverability of deferred costs. CNA evaluates its deferred costs for recoverability as part of its premium deficiency assessment. If necessary, adjustments to deferred costs and a premium deficiency reserve, if any, are recorded in current period results of operations. No premium deficiency was recognized in the six months ended June 30, 2018.

Performance obligations – As of June 30, 2018, approximately $12.3 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipeline and non-insurance warranty services at CNA. Approximately $1.1 billion will be recognized during the remaining six months of 2018, $1.9 billion in 2019 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer. Therefore, the estimated operating revenues exclude contract drilling dayrate revenue at Diamond Offshore and interruptible service contract revenue at Boardwalk Pipeline.

8. Benefit Plans

The Company and its subsidiaries have several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Service cost	$2	$2	$4	$4
Interest cost	28	29	55	59
Expected return on plan assets	(45)	(43)	(90)	(86)
Amortization of unrecognized net loss	10	11	21	22
Settlement charge	3	1	7	3
Net periodic (benefit) cost	$(2)	$-	$(3)	$2

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Interest cost			$1	$1
Expected return on plan assets	$(1)	$(1)	(2)	(2)
Amortization of unrecognized prior service benefit			(1)	(1)
Net periodic (benefit) cost	$(1)	$(1)	$(2)	$(2)

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

The plaintiff, Defendants and the Plan’s fiduciary insurance carriers have agreed on terms to settle this matter and have executed settlement agreements. The plaintiff and Defendants have proposed a class settlement for court approval, and the court granted preliminary approval subject to a fairness hearing. Based on the executed settlement agreements, management has recorded its best estimate of CNA’s probable loss and does not believe that the ultimate resolution of this matter will have a material impact on its consolidated financial statements.

Other Litigation

The Company and its subsidiaries are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

10. Commitments and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of June 30, 2018, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2018, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of June 30, 2018, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA Small Business Premium Rate Adjustment

In 2016 and 2017, CNA identified rating errors related to its multi-peril package product and workers’ compensation policies within its Small Business unit and determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. CNA increased earned premium by $1 million and reduced earned premium by $37 million for three and six months ended June 30, 2017. Interest expense increased for interest due to policyholders on the premium rate adjustments by $1 million and $6 million for the three and six months ended June 30, 2017.

The policyholder refunds for the multi-peril package product were issued in the third quarter of 2017. The policyholder refunds for workers’ compensation policies are in process and are expected to be completed by the end of 2018. Interest expense of $1 million was recorded for the six months ended June 30, 2018. The estimated refund liability, including interest, for the workers’ compensation policies as of June 30, 2018 was $47 million.

11. Segments

The Company has five reportable segments comprised of four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels & Co; and the Corporate segment. The operations of Consolidated Container are included in the Corporate segment for the three and six months ended June 30, 2018 and the period from the acquisition date, May 22, 2017 through June 30, 2017. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of the Company’s segments, see Note 19 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables present the reportable segments of the Company and their contribution to the Consolidated Condensed Statements of Income. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income by segment are presented in the following tables.

Three Months Ended June 30, 2018	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,815					$1,815
Net investment income	506	$2		$1	$42	551
Investment losses	(3)					(3)
Operating revenues and other	256	269	$285	200	217	1,227
Total	2,574	271	285	201	259	3,590

Expenses:

Insurance claims and policyholders’ benefits	1,327					1,327
Amortization of deferred acquisition costs	359					359
Operating expenses and other	524	320	203	169	238	1,454
Interest	35	30	43	8	27	143
Total	2,245	350	246	177	265	3,283
Income (loss) before income tax	329	(79)	39	24	(6)	307
Income tax (expense) benefit	(60)	10	(2)	(7)		(59)
Net income (loss)	269	(69)	37	17	(6)	248
Amounts attributable to noncontrolling interests	(29)	32	(21)			(18)
Net income (loss) attributable to Loews Corporation	$240	$(37)	$16	$17	$(6)	$230

Three Months Ended June 30, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,734					$1,734
Net investment income	475	$1			$2	478
Investment gains	43					43
Operating revenues and other	114	398	$318	$181	93	1,104
Total	2,366	399	318	181	95	3,359

Expenses:

Insurance claims and policyholders’ benefits	1,280					1,280
Amortization of deferred acquisition costs	312					312
Operating expenses and other	364	381	251	155	130	1,281
Interest	40	27	44	6	22	139
Total	1,996	408	295	161	152	3,012
Income (loss) before income tax	370	(9)	23	20	(57)	347
Income tax (expense) benefit	(98)	23	(5)	(10)	21	(69)
Net income (loss)	272	14	18	10	(36)	278
Amounts attributable to noncontrolling interests	(28)	(7)	(12)			(47)
Net income (loss) attributable to Loews Corporation	$244	$7	$6	$10	$(36)	$231

Six Months Ended June 30, 2018	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$3,600					$3,600
Net investment income	996	$4		$1	$56	1,057
Investment gains	6					6
Operating revenues and other	507	566	$622	383	430	2,508
Total	5,109	570	622	384	486	7,171

Expenses:

Insurance claims and policyholders’ benefits	2,666					2,666
Amortization of deferred acquisition costs	655					655
Operating expenses and other	1,042	616	401	325	470	2,854
Interest	70	58	87	15	54	284
Total	4,433	674	488	340	524	6,459
Income (loss) before income tax	676	(104)	134	44	(38)	712
Income tax (expense) benefit	(115)	54	(14)	(14)	5	(84)
Net income (loss)	561	(50)	120	30	(33)	628
Amounts attributable to noncontrolling interests	(60)	23	(68)			(105)
Net income (loss) attributable to Loews Corporation	$501	$(27)	$52	$30	$(33)	$523

Six Months Ended June 30, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$3,379					$3,379
Net investment income	1,020	$1			$61	1,082
Investment gains	77					77
Operating revenues and other	219	775	$686	$348	93	2,121
Total	4,695	776	686	348	154	6,659

Expenses:

Insurance claims and policyholders’ benefits	2,573					2,573
Amortization of deferred acquisition costs	617					617
Operating expenses and other	707	705	455	296	168	2,331
Interest	83	55	90	13	40	281
Total	3,980	760	545	309	208	5,802
Income (loss) before income tax	715	16	141	39	(54)	857
Income tax (expense) benefit	(182)	21	(28)	(19)	20	(188)
Net income (loss)	533	37	113	20	(34)	669
Amounts attributable to noncontrolling interests	(55)	(18)	(70)			(143)
Net income (loss) attributable to Loews Corporation	$478	$19	$43	$20	$(34)	$526

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, Risk Factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2017. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The operations of Consolidated Container Company LLC (“Consolidated Container”) are included in the Corporate segment for the three and six months ended June 30, 2018 and the period from the acquisition date, May 22, 2017 through June 30, 2017. For information on the acquisition of Consolidated Container on May 22, 2017, see Notes 2 and 11 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions, except per share data)

CNA Financial	$240	$244	$501	$478
Diamond Offshore	(37)	7	(27)	19
Boardwalk Pipeline	16	6	52	43
Loews Hotels & Co	17	10	30	20
Corporate	(6)	(36)	(33)	(34)
Net income attributable to Loews Corporation	$230	$231	$523	$526

Basic net income per share	$0.72	$0.69	$1.62	$1.56

Diluted net income per share	$0.72	$0.69	$1.61	$1.56

Net income attributable to Loews Corporation for the three months ended June 30, 2018 was $230 million, or $0.72 per share, compared to $231 million, or $0.69 per share in the 2017 period. Net income attributable to Loews Corporation for the six months ended June 30, 2018 was $523 million, or $1.61 per share, compared to $526 million, or $1.56 per share, in the 2017 period. The increased earnings per share for the quarter and year to date periods reflect share repurchase activity in 2017 and 2018.

Net income for the three months ended June 30, 2018 was essentially unchanged from the prior year period, as lower earnings at Diamond Offshore and CNA were offset by improved results from the parent company investment portfolio and higher earnings at Boardwalk Pipeline and Loews Hotels. Net income for the six months ended June 30, 2018 decreased slightly as compared to the prior year period due primarily to lower earnings at Diamond Offshore.

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Insurance premiums	$1,815	$1,734	$3,600	$3,379
Net investment income	506	475	996	1,020
Investment gains (losses)	(3)	43	6	77
Other revenues	256	114	507	219
Total	2,574	2,366	5,109	4,695
Expenses:
Insurance claims and policyholders’ benefits	1,327	1,280	2,666	2,573
Amortization of deferred acquisition costs	359	312	655	617
Other operating expenses	524	364	1,042	707
Interest	35	40	70	83
Total	2,245	1,996	4,433	3,980
Income before income tax	329	370	676	715
Income tax expense	(60)	(98)	(115)	(182)
Net income	269	272	561	533
Amounts attributable to noncontrolling interests	(29)	(28)	(60)	(55)
Net income attributable to Loews Corporation	$240	$244	$501	$478

Three Months Ended June 30, 2018 Compared to 2017

Net income attributable to Loews decreased $4 million for the three months ended June 30, 2018 as compared with the 2017 period. Net income decreased due to lower realized investment results partially offset by higher net investment income driven by higher limited partnership returns and the reduction in the corporate income tax rate. Underwriting results were consistent with the prior year period as lower catastrophes were mostly offset by lower favorable net prior year loss reserve development and higher number of large property losses. In addition, earnings were impacted by costs associated with the transition to a new IT infrastructure service provider.

Six Months Ended June 30, 2018 Compared to 2017

Net income attributable to Loews increased $23 million for the six months ended June 30, 2018 as compared with the 2017 period primarily due to improved underwriting results, partially offset by lower net investment income driven by lower limited partnership returns. In addition, results reflect higher adverse prior year reserve development in the six months ended June 30, 2018 under the 2010 A&EP loss portfolio transfer as compared with the 2017 period. Earnings were also impacted by lower net realized investment results driven by lower net realized investment gains on sales of securities. Favorable net prior year development of $98 million and $112 million was recorded in the six months ended June 30, 2018 and 2017.

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

Effective January 1, 2018, CNA changed the presentation of its life sciences business and technology and media related errors and omissions (“E&O”) business within the Specialty and Commercial businesses as a result of a change in management responsibility. The life sciences business, with approximately $110 million of net written premium for the year ended December 31, 2017, provides product liability and other coverages such as property and workers compensation associated with the life sciences industry. This business, which was previously reported as part of the Specialty business, is now reported as part of the Commercial business. The technology and media related E&O business, with approximately $70 million of net written premium for the year ended December 31, 2017, provides network security and privacy, media and E&O coverage primarily for technology risks. This business, which was previously reported as part of the Commercial business, is now reported as part of the Specialty business. Data for prior reporting periods has been adjusted to reflect the new presentation.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$688	$810	$271	$1,769
Net earned premiums	683	753	248	1,684
Net investment income	130	157	15	302
Core (loss) income	183	143	(7)	319

Other performance metrics:
Loss and loss adjustment expense ratio	54.6%	62.4%	66.8%	59.9%
Expense ratio	32.0	33.5	37.9	33.5
Dividend ratio	0.2	0.7		0.4
Combined ratio	86.8%	96.6%	104.7%	93.8%

Rate	2%	1%	3%	1%
Renewal premium change	4	4	8	4
Retention	82	85	73	82
New business	$92	$157	$83	$332

Three Months Ended June 30, 2017

Net written premiums	$701	$782	$219	$1,702
Net earned premiums	678	716	206	1,600
Net investment income	117	146	13	276
Core income	131	120	10	261

Other performance metrics:
Loss and loss adjustment expense ratio	58.1%	59.6%	62.8%	59.4%
Expense ratio	32.0	34.4	37.3	33.8
Dividend ratio	0.2	0.6		0.3
Combined ratio	90.3%	94.6%	100.1%	93.5%

Rate	1%	0%	0%	0%
Renewal premium change	3	3	3	3
Retention	89	86	82	86
New business	$62	$154	$73	$289

Six Months Ended June 30, 2018

Net written premiums	$1,374	$1,642	$566	$3,582
Net earned premiums	1,355	1,496	484	3,335
Net investment income	252	306	29	587
Core income	354	276	16	646

Other performance metrics:
Loss and loss adjustment expense ratio	55.4%	62.7%	63.7%	59.9%
Expense ratio	31.6	33.4	37.1	33.2
Dividend ratio	0.2	0.7		0.4
Combined ratio	87.2%	96.8%	100.8%	93.5%

Rate	2%	1%	3%	1%
Renewal premium change	3	3	6	4
Retention	84	85	78	83
New business	$173	$338	$176	$687

Six Months Ended June 30, 2017	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$1,371	$1,506	$457	$3,334
Net earned premiums	1,332	1,377	403	3,112
Net investment income	265	329	25	619
Core income	268	231	30	529

Other performance metrics:
Loss and loss adjustment expense ratio	59.6%	61.7%	60.6%	60.7%
Expense ratio	32.0	35.8	37.1	34.3
Dividend ratio	0.1	0.5		0.3
Combined ratio	91.7%	98.0%	97.7%	95.3%

Rate	1%	0%	0%	1%
Renewal premium change	4	3	2	3
Retention	88	86	80	86
New business	$117	$294	$138	$549

Three Months Ended June 30, 2018 Compared to 2017

Total net written premiums increased $67 million for the three months ended June 30, 2018 as compared with the 2017 period. Net written premiums for Commercial increased $28 million for the three months ended June 30, 2018 as compared with the 2017 period, driven by positive renewal premium change and higher new business. Net written premiums for Specialty decreased $13 million for the three months ended June 30, 2018 as compared with the same period in 2017 driven by a higher level of ceded reinsurance to support growth in management liability and lower retention partially offset by higher new business and positive renewal premium change. Net written premiums for International increased $52 million for the three months ended June 30, 2018 as compared with the 2017 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $42 million or 19% for the three months ended June 30, 2018 as compared with 2017 period driven by positive renewal premium change and higher new business. The trend in net earned premiums was consistent with net written premiums in Commercial and International for the three months ended June 30, 2018 as compared with the 2017 period. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters in Specialty.

Core income increased $58 million for the three months ended June 30, 2018 as compared with the 2017 period. Excluding the favorable effect of the corporate income tax rate change, core income increased approximately $2 million primarily due to higher net investment income driven by higher limited partnership returns.

Pretax net catastrophe losses were $26 million and $39 million for the three months ended June 30, 2018 and 2017. For the three months ended June 30, 2018 and 2017, Specialty had net catastrophe losses of $3 million and $5 million. For the three months ended June 30, 2018 and 2017, Commercial had net catastrophe losses of $19 million and $35 million. For the three months ended June 30, 2018, International had net catastrophe losses of $4 million. For the three months ended June 30, 2017, there were no net catastrophe losses.

Favorable net prior year loss reserve development of $59 million and $55 million was recorded for the three months ended June 30, 2018 and 2017. For the three months ended June 30, 2018 and 2017, Specialty recorded favorable net prior year loss reserve development of $44 million and $23 million. For the three months ended June 30, 2018 and 2017, Commercial recorded favorable net prior year loss reserve development of $13 million and $34 million. For the three months ended June 30, 2018 and 2017, International recorded favorable net prior year loss reserve development of $2 million and unfavorable net prior year loss reserve development of $2 million. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 3.5 points for the three months ended June 30, 2018 as compared with the same period in 2017. The loss ratio improved 3.5 points primarily due to higher favorable net prior year loss reserve development and an improved current accident year loss ratio. The expense ratio for the three months ended June 30, 2018 was consistent with the same period in 2017.

Commercial’s combined ratio increased 2.0 points for the three months ended June 30, 2018 as compared to the 2017 period. The loss ratio increased 2.8 points driven by lower favorable net prior year loss reserve development and a higher number of large property losses. The expense ratio improved 0.9 points for the three months ended June 30, 2018 as compared with the same period in 2017 driven by lower IT spend, lower employee costs and higher net earned premiums.

International’s combined ratio increased 4.6 points for the three months ended June 30, 2018 as compared with the 2017 period. The loss ratio increased 4.0 points, primarily due to a higher current accident year loss ratio driven by a higher number of large property losses mainly in Canada. The expense ratio for the three months ended June 30, 2018 increased 0.6 points as compared with the 2017 period driven by higher acquisition expenses.

Six Months Ended June 30, 2018 Compared to 2017

Total net written premiums increased $248 million for the six months ended June 30, 2018 as compared with the 2017 period. Net written premiums for Commercial increased $136 million for the six months ended June 30, 2018 as compared with the 2017 period. The 2017 period included an unfavorable premium rate adjustment in Small Business which affected both net written premiums and net earned premiums. Further information on the Small Business premium rate adjustment is included in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Excluding the Small Business premium rate adjustment, net written premiums for Commercial increased $90 million driven by higher new business and positive renewal premium change. Net written premiums for Specialty increased $3 million for the six months ended June 30, 2018 as compared with the same period in 2017 driven by higher new business and positive renewal premium change partially offset by a higher level of ceded reinsurance to support growth in management liability and lower retention. Net written premiums for International increased $109 million for the six months ended June 30, 2018 as compared with the 2017 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $79 million or 16% for the six months ended June 30, 2018 as compared with the 2017 period, driven by positive renewal premium change and higher new business. The trend in net earned premiums was consistent with net written premiums in Commercial, Specialty and International for the six months ended June 30, 2018 as compared with the 2017 period.

Core income increased $117 million for the six months ended June 30, 2018 as compared with the 2017 period. Excluding the favorable effect of the corporate income tax rate change and the Small Business premium rate adjustment in the prior year period, core income decreased approximately $14 million due to lower net investment income, driven by lower limited partnership returns, partially offset by improved underwriting results driven by higher favorable net prior year loss reserve development.

Pretax net catastrophe losses were $60 million and $73 million for the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, Specialty had net catastrophe losses of $6 million and $9 million. For the six months ended June 30, 2018 and 2017, Commercial had net catastrophe losses of $48 million and $62 million. For the six months ended June 30, 2018 and 2017, International had net catastrophe losses of $6 million and $2 million.

Favorable net prior year loss reserve development of $98 million and $112 million was recorded for the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, Specialty recorded favorable net prior year loss reserve development of $74 million and $35 million. For the six months ended June 30, 2018 and 2017, Commercial recorded favorable net prior year loss reserve development of $22 million and $77 million. For the six months ended June 30, 2018 and 2017, International recorded favorable net prior year loss reserve development of $2 million and $0 million. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 4.5 points for the six months ended June 30, 2018 as compared with the same period in 2017. The loss ratio improved 4.2 points primarily due to higher favorable net prior year loss reserve development and an improved current accident year loss ratio. The expense ratio decreased 0.4 points for the six months ended June 30, 2018 as compared with the same period in 2017 driven by lower IT spend.

Excluding the impact of the Small Business premium rate adjustment, Commercial’s combined ratio increased 1.3 points for the six months ended June 30, 2018 as compared to the 2017 period, driven by 4.1 points of less favorable net prior year loss reserve development. This was largely offset by a 1.4 point improvement in the current accident year loss ratio and 1.6 point decrease in the expense ratio driven by higher net earned premiums and lower IT spend and employee costs.

International’s combined ratio increased 3.1 points for the six months ended June 30, 2018 as compared with the 2017 period. The loss ratio increased 3.1 points, primarily due to a higher current accident year loss ratio driven by higher number of large property losses mainly in Canada and attritional losses in the U.K. The expense ratio for the six months ended June 30, 2018 was consistent with the 2017 period.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Net earned premiums	$131	$135	$265	$268
Net investment income	204	199	409	401
Core loss	(49)	(22)	(95)	(55)

Three Months Ended June 30, 2018 Compared to 2017

The core loss was $49 million for the three months ended June 30, 2018, an increase of $27 million as compared with the 2017 period. Excluding the unfavorable effect of the corporate income tax rate change, core loss increased by approximately $5 million driven by non-recurring costs of $23 million associated with the transition to a new IT infrastructure service provider. This was partially offset by a higher recognition of retroactive reinsurance deferred gain on the loss portfolio transfer due to higher net A&EP claim payments as compared to the prior year period. The loss portfolio transfer is further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Morbidity continues to trend in line with expectations. Persistency continues to benefit from a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. However, the favorable persistency trend was offset this quarter when a significant number of policies converted to a fully paid up status with modest future benefits following the termination of a large group account. The reserves associated with these converted policies were, on average, slightly higher than the previously recorded carried reserves, resulting in a negative financial impact.

Six Months Ended June 30, 2018 Compared to 2017

The core loss was $95 million for the six months ended June 30, 2018, an increase of $40 million as compared with the 2017 period. Excluding the unfavorable effect of the corporate income tax rate change, core loss decreased by approximately $6 million. While the drivers of core income for the six month period were generally consistent with the three month comparison discussed above, the favorability driven by policyholders choosing to reduce benefits in lieu of premium rate increases was greater because the trend positively impacted both quarters in the six month period. Earnings were also impacted by higher adverse net prior year reserve development recorded in 2018 for A&EP under the loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the CNA segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Core income (loss):
Property & Casualty Operations	$319	$261	$646	$529
Other Insurance Operations	(49)	(22)	(95)	(55)
Total core income	270	239	551	474
Realized investment gains (losses) (after tax)	(1)	28	7	51
Consolidating adjustments including purchase accounting and noncontrolling interests	(29)	(23)	(57)	(47)
Net income attributable to Loews Corporation	$240	$244	$501	$478

Diamond Offshore

Overview

Overall fundamentals in the offshore oil and gas industry relating to oil prices and demand for drilling services have not yet improved from those described in the Results of Operations – Diamond Offshore section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. The recovery of the offshore contract drilling industry continues to be challenged by an oversupply of drilling rigs, which has not yet been equalized by an increase in demand or through the retirement of rigs. Industry reports indicate that there remain approximately 40 newbuild floaters, most of which have not yet been contracted for future work, and over 90 speculative jack-up rigs currently on order with scheduled deliveries between 2018 and 2021. In addition, contract rollovers of currently contracted rigs, are expected to add to the oversupply of rigs if options for future work are not exercised or further work is not secured for these rigs. Industry analysts currently report that there could be nearly 50 contract rollovers in the second half of 2018. Given the oversupply of rigs, competition for the limited number of offshore drilling jobs remains intense. Most recently, higher specification floaters are being bid in all markets to keep those rigs active and avoid the higher stacking costs for such rigs. Despite these factors, certain drilling contractors have announced the reactivation of stacked rigs or plans to reactivate certain rigs if contracts are awarded.

Looking forward, the number of rig tenders, primarily for work in the North Sea and Australia floater markets commencing in 2019 and beyond, has increased. However, many of these tenders are limited to single-well jobs, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery.

Given the current market conditions, contract drillers continue to seek ways to improve operating efficiencies, decrease non-productive time and ultimately reduce the cost of drilling and enhance cash flow for both the offshore driller and the customer.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $2.2 billion and $2.4 billion as of July 1, 2018 (based on information available at that time) and January 1, 2018 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2017). The contract drilling backlog by year as of July 1, 2018 is $0.5 billion in 2018 (for the six-month period beginning July 1, 2018), $0.8 billion in 2019, $0.6 billion in 2020 and $0.3 billion in 2021 and 2022. Contract drilling backlog excludes future commitment amounts of $30 million in 2019, $30 million in 2020 and $75 million in 2021 through 2023, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

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

Diamond Offshore recently entered into a series of contracts with Anadarko Petroleum Corporation (“Anadarko”) and BP Exploration & Production Inc. and certain of its affiliates (“BP”). Diamond Offshore agreed with Anadarko to extend the existing contract for the Ocean BlackHawk, which was scheduled to expire in June of 2019, until April of 2021. The operating dayrate under the extended contract will remain at $495,000 until April of 2020, when it will adjust to a lower rate that is subject to a possible one-time capped increase based on then-prevailing market rates. Anadarko retains its option to extend the contract further subject to notice and mutually agreed rates. Commencing on March 1, 2019, Anadarko will temporarily suspend dayrate payments for the Ocean BlackHawk until the rig completes regulatory maintenance and equipment re-certifications. Diamond Offshore and Anadarko also agreed to the early termination of the existing contract for the Ocean BlackHornet, which was scheduled to expire in April of 2020, to be effective when the Ocean BlackHawk completes its regulatory maintenance and equipment re-certifications, expected by the end of June 2019.

BP agreed to contract the Ocean BlackHornet and another drillship to be named later, each for a term of at least two years plus two one-year unpriced options, commencing after completion of the drillships’ current contracts and subsequent special surveys, shipyard periods, verification and/or any other necessary assurance activities. The operating dayrate for each contract will be within an agreed range of dayrates and will be determined within the range based on then-prevailing market rates. Diamond Offshore and BP also agreed to the early termination of the existing contract for the Ocean GreatWhite (which was scheduled to expire in January of 2020) effective July 1, 2018, and for BP to pay Diamond Offshore a fee to be recorded in the fiscal quarter ending September 30, 2018. In addition to such fee and new drilling contracts, BP agreed to either pay Diamond Offshore a total of $135 million through a series of designated payments during 2019 through 2023 or contract one or more additional drilling units owned by Diamond Offshore so that it receives gross margin at least equal to the respective designated payment amount.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Net investment income	$2	$1	$4	$1
Contract drilling revenues	265	392	553	756
Other revenues	4	6	13	19
Total	271	399	570	776
Expenses:
Contract drilling expenses	189	196	374	400
Other operating expenses
Impairment of assets	27	72	27	72
Other expenses	104	113	215	233
Interest	30	27	58	55
Total	350	408	674	760
Income (loss) before income tax	(79)	(9)	(104)	16
Income tax benefit	10	23	54	21
Amounts attributable to noncontrolling interests	32	(7)	23	(18)
Net income (loss) attributable to Loews Corporation	$(37)	$7	$(27)	$19

Three Months Ended June 30, 2018 Compared to 2017

Contract drilling revenue decreased $127 million for the three months ended June 30, 2018 as compared with the 2017 period, primarily due to 244 fewer revenue earning days, combined with the effect of lower average daily revenue earned. Contract drilling expense decreased $7 million for the three months ended June 30, 2018 as compared with the 2017 period, primarily due to reduced costs of $19 million for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the second quarter of 2017, partially offset by increased costs for the current rig fleet of $12 million. In addition, contract drilling expense reflects favorable reductions in labor and related rig operating costs.

Net results attributable to Loews Corporation decreased $44 million for the three months ended June 30, 2018 as compared with the 2017 period, reflecting lower margins from contract drilling services, primarily due to lower contract drilling revenues, and a lower tax benefit recognized. The decrease in net results was partially offset by the favorable impact of lower depreciation expense, primarily due to a lower depreciable asset base as a result of asset impairments recognized in 2017 and lower impairment charges of $12 million (after tax and noncontrolling interests) recognized in the 2018 period as compared with $23 million (after tax and noncontrolling interests) in the 2017 period.

Six Months Ended June 30, 2018 Compared to 2017

Contract drilling revenue decreased $203 million for the six months ended June 30, 2018 as compared with the 2017 period, primarily due to 470 fewer revenue earning days, combined with the effect of lower average daily revenue earned. Contract drilling expense decreased $26 million for the six months ended June 30, 2018 as compared with the 2017 period, primarily due to reduced costs of $34 million for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the first six months of 2017, partially offset by increased costs for the current rig fleet of $8 million. In addition, contract drilling expense reflects favorable reductions in labor and related rig operating costs.

Net results attributable to Loews Corporation decreased $46 million for the six months ended June 30, 2018 as compared with the 2017 period, primarily due to lower contract drilling revenues. The decrease in net results was partially offset by lower depreciation expense, primarily due to a lower depreciable asset base as a result of asset impairments recognized in 2017, lower impairment charges and an income tax benefit of $43 million ($23 million after noncontrolling interests) for the reversal of an uncertain tax position recognized in the fourth quarter of 2017, as discussed in Note 1 to the Consolidated Condensed Financial Statements under Item 1.

Boardwalk Pipeline

On June 29, 2018, Boardwalk GP, LP (“General Partner”), the general partner of Boardwalk Pipeline and an indirect wholly owned subsidiary of the Company, elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of Boardwalk Pipeline’s Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”). On July 18, 2018, the General Partner completed the transaction for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion, in the aggregate. For further information on this transaction, see Note 2 to the Consolidated Condensed Financial Statements under Item 1.

Firm Agreements

A substantial portion of Boardwalk Pipeline’s transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended June 30, 2018, approximately 88% of Boardwalk Pipeline’s revenues, excluding retained fuel, were derived from fixed fees under firm agreements. Boardwalk Pipeline expects to earn revenues of approximately $9.8 billion from fixed fees under committed firm agreements in place as of June 30, 2018, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $900 million from the comparable amount at December 31, 2017, from contracts entered into during 2018, and is included in the discussion of Performance Obligations in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For Boardwalk Pipeline’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (“FERC”) regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipeline may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to June 30, 2018.

Contract renewals

Each year a portion of Boardwalk Pipeline’s firm transportation and storage agreements expire. Demand for firm service is primarily based on market conditions which can vary across Boardwalk Pipeline’s pipeline systems. The amount of change in firm reservation fees under contract reflects the overall market trends, including the impact from Boardwalk Pipeline’s growth projects. Boardwalk Pipeline focuses its marketing efforts on enhancing the value of the capacity that is up for renewal and works with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of Boardwalk Pipeline’s available capacity to be lower than its long term view of the capacity, Boardwalk Pipeline may seek to shorten contract terms until market perception improves.

FERC Matters

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, the FERC addressed the inclusion of federal income tax allowances in interstate pipeline companies’ rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. The FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC. On July 19, 2018, the FERC rejected all of the requests for rehearing on the Revised Policy Statement.

Included in the March 15, 2018 issuances was a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. On July 19, 2018, the FERC issued its final order on the NOPR, which requires all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. Customers will be provided an opportunity to protest or comment on each pipeline’s informational filing. This proposed procedure may encourage the FERC or one or more of Boardwalk Pipeline’s customers to challenge a pipeline’s informational filings which could lead to challenges to a pipeline’s currently effective maximum applicable rates pursuant to Section 5 of the Natural Gas Act (“NGA”).

The NOPR requires that each FERC-regulated natural gas pipeline will select one of four options when it makes its informational filing: file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed or take no other action beyond submitting the informational filing. For purposes of the informational filing, Boardwalk Pipeline will be allowed to include an income tax component in its cost-of-service calculation.

The FERC also issued a Notice of Inquiry (“NOI”) requesting comments on the effect of the Tax Cuts and Jobs Act of 2017 on FERC jurisdictional rates. Comments were filed on May 21, 2018, on whether and how the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. While the NOI is still pending, the FERC in the final order on the NOPR provided guidance that any actions taken in the NOI will be applied prospectively and pipelines should follow existing FERC precedent during the interim period.

Even without action on the NOPR or NOI, the FERC and/or Boardwalk Pipeline’s customers may challenge the maximum applicable rates that any of Boardwalk Pipeline’s regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge. If such a challenge is successful for any of its pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

On April 18, 2018, the FERC announced it will review its 1999 Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities that has been used in the determination of whether to grant certificates of public convenience and necessity for new pipeline projects. In its NOI, the FERC seeks comments from the industry on whether, and if so how, the FERC should revise its approach under its currently effective Policy Statement on the certification of new natural gas facilities. Boardwalk Pipeline has submitted comments in this proceeding. Boardwalk Pipeline does not expect that any change in this policy would affect it in a materially different manner than any other interstate natural gas pipeline company operating in the U.S.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Other revenue, primarily operating	$285	$318	$622	$686
Total	285	318	622	686
Expenses:
Operating	203	251	401	455
Interest	43	44	87	90
Total	246	295	488	545
Income before income tax	39	23	134	141
Income tax expense	(2)	(5)	(14)	(28)
Amounts attributable to noncontrolling interests	(21)	(12)	(68)	(70)
Net income attributable to Loews Corporation	$16	$6	$52	$43

Three Months Ended June 30, 2018 Compared to 2017

Total revenues decreased $33 million for the three months ended June 30, 2018 as compared with the 2017 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $22 million due to lower transportation revenues of $16 million, which resulted primarily from contract restructuring, partially offset by higher utilization. In addition, storage and parking and lending revenues decreased related to unfavorable market conditions.

Operating expenses decreased $48 million for the three months ended June 30, 2018 as compared with the 2017 period. Excluding items offset in operating revenues and the $47 million loss on sale of a processing plant in 2017, operating expenses increased $6 million primarily due to an increased asset base from recently completed growth projects.

Net income attributable to Loews Corporation increased $10 million for the three months ended June 30, 2018 as compared with the 2017 period. Excluding the effect of the corporate income tax rate change, net income increased $5 million primarily due to the changes discussed above.

Six Months Ended June 30, 2018 Compared to 2017

Total revenues decreased $64 million for the six months ended June 30, 2018 as compared with the 2017 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $39 million due to lower transportation revenues of $24 million, which resulted primarily from contract restructuring, partially offset by the impact from colder winter weather. In addition, storage and parking and lending revenues decreased related to unfavorable market conditions.

Operating expenses decreased $54 million for the six months ended June 30, 2018 as compared with the 2017 period. Excluding items offset in operating revenues and the $47 million loss on sale of a processing plant in 2017, operating expenses increased $13 million primarily due to an increased asset base from recently completed growth projects and the timing of maintenance activities.

Net income attributable to Loews Corporation increased $9 million for the six months ended June 30, 2018 as compared with the 2017 period. Excluding the effect of the corporate income tax rate change, net income decreased $3 million primarily due to the changes discussed above.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Operating revenue	$171	$154	$324	$290
Revenues related to reimbursable expenses	30	27	60	58
Total	201	181	384	348
Expenses:
Operating	139	128	270	251
Reimbursable expenses	30	27	60	58
Depreciation	16	15	33	31
Equity income from joint ventures	(16)	(15)	(38)	(44)
Interest	8	6	15	13
Total	177	161	340	309
Income before income tax	24	20	44	39
Income tax expense	(7)	(10)	(14)	(19)
Net income attributable to Loews Corporation	$17	$10	$30	$20

Operating revenues increased $17 million and $34 million and operating expenses increased $11 million and $19 million for the three and six months ended June 30, 2018 as compared with the 2017 periods due to the improved performance of several owned hotels, primarily the Loews Miami Beach Hotel, the Loews Coronado Bay Resort and the Loews Ventana Canyon Resort.

Equity income from joint ventures increased $1 million for the three months ended June 30, 2018 due primarily to higher equity income from Universal Orlando joint venture properties. Equity income from joint ventures decreased $6 million for the six months ended June 30, 2018 primarily due to a net benefit of $10 million from a gain on sale partially offset by an impairment charge related to joint venture hotel properties in the first quarter of 2017. Absent this net benefit, equity income from joint ventures increased due primarily to higher equity income from Universal Orlando joint venture properties.

Net income increased $7 million and $10 million for the three and six months ended June 30, 2018 as compared with the 2017 periods. Excluding the effect of the corporate income tax rate change, net income increased approximately $2 million and $3 million primarily due to the changes discussed above.

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

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Net investment income	$42	$2	$56	$61
Other revenues	217	93	430	93
Total	259	95	486	154
Expenses:
Operating	238	130	470	168
Interest	27	22	54	40
Total	265	152	524	208
Loss before income tax	(6)	(57)	(38)	(54)
Income tax benefit		21	5	20
Net loss attributable to Loews Corporation	$(6)	$(36)	$(33)	$(34)

Net investment income increased $40 million for the three months ended June 30, 2018 as compared with the 2017 period, primarily due to improved performance from limited partnership investments and equity based investments and derivative related investments in the trading portfolio. Net investment income decreased $5 million for the six months ended June 30, 2018 as compared with the 2017 period, primarily due to lower results from equity based investments in the trading portfolio, partially offset by improved performance by derivative related investments in the trading portfolio and favorable results from invested cash balances.

Other revenues increased $124 million and $337 million for the three and six months ended June 30, 2018 as compared with the 2017 periods. This increase is due to Consolidated Container’s operations in 2018 as compared with the 2017 period, which reflected operations since the acquisition date, May 22, 2017.

Operating expenses increased $108 million and $302 million for the three and six months ended June 30, 2018 as compared with the 2017 periods, primarily due to an increase from Consolidated Container’s operations of $116 million and $316 million as compared with the 2017 periods, which reflected operations since the acquisition date. This increase is partially offset by the absence of costs related to the acquisition of Consolidated Container and decreased corporate overhead expenses. Interest expense increased $5 million and $14 million for the three and six months ended June 30, 2018 as compared with the 2017 periods, primarily due to interest expense associated with Consolidated Container’s term loan.

Net results improved $30 million and $1 million for the three and six months ended June 30, 2018 as compared with the 2017 periods. Excluding the effect of the corporate income tax rate change, net results improved $33 million and $10 million primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $4.7 billion at June 30, 2018 as compared to $4.9 billion at December 31, 2017. During the six months ended June 30, 2018, we received $657 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $799 million to fund treasury stock purchases, $40 million of cash dividends to our shareholders and approximately $65 million of net cash contributions to Loews Hotels & Co. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

On June 29, 2018, the General Partner, an indirect wholly owned subsidiary of the Company, elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates. On July 18, 2018, the General Partner completed the transaction for a cash purchase price of approximately $1.5 billion, funded with available cash. For further information on this transaction, see Note 2 to the Consolidated Condensed Financial Statements under Item 1.

As of July 20, 2018, there were 315,982,102 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the six months ended June 30, 2018, we purchased 15.6 million shares of Loews common stock. As of July 20, 2018, we had purchased an additional 0.8 million shares of Loews common stock in 2018 at an aggregate cost of $39 million. Parent Company cash and investments, net of receivables and payables, totaled approximately $3.1 billion after the purchase of the Boardwalk Pipeline common units and the additional purchases of Loews common stock.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock.

Subsidiaries

CNA’s cash provided by operating activities was $354 million for the six months ended June 30, 2018 as compared with $515 million for the 2017 period. The decrease in cash provided by operating activities was driven by a lower level of distributions on limited partnerships and higher net claim payments. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs.

CNA declared and paid dividends of $2.60 per share on its common stock, including a special dividend of $2.00 per share during the six months ended June 30, 2018. On July 27, 2018, CNA’s Board of Directors declared a quarterly dividend of $0.35 per share on its common stock, payable August 29, 2018 to shareholders of record on August 13, 2018. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2018, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department’s prior approval is approximately $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $180 million during the six months ended December 31, 2017 and $770 million during the six months ended June 30, 2018. As of June

30, 2018, CCC is able to pay approximately $123 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities for the six months ended June 30, 2018 decreased $46 million compared to the 2017 period, primarily due to lower cash receipts for contract drilling services of $104 million, partially offset by a net decrease in cash expenditures for contract drilling services and other working capital requirements of $28 million and lower income tax payments, net of refunds, of $29 million.

For 2018, Diamond Offshore has budgeted approximately $220 million for capital expenditures. At June 30, 2018, Diamond Offshore has no significant purchase obligations, except for those related to its direct rig operations, which arise during the normal course of business.

As of June 30, 2018, Diamond Offshore had no outstanding borrowings under its credit agreement and was in compliance with all covenant requirements thereunder.

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

Boardwalk Pipeline’s cash provided by operating activities decreased $42 million for the six months ended June 30, 2018 compared to the 2017 period primarily due to the change in net income, excluding the effects of non-cash items such as depreciation, amortization and the loss on the sale of operating assets.

In June of 2018, Boardwalk Pipeline retired at maturity the $185 million outstanding aggregate principal amount of its 5.2% senior notes with borrowings under its credit facility. As of June 30, 2018, Boardwalk Pipeline had $535 million of outstanding borrowings under its revolving credit facility and was in compliance with all covenant requirements. Boardwalk Pipeline has a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million until December 31, 2018. As of July 27, 2018, Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

For the six months ended June 30, 2018 and 2017, Boardwalk Pipeline’s capital expenditures were $229 million and $303 million, consisting of a combination of growth and maintenance capital.

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

Loews Hotels & Co entered into a purchase and sale agreement in June of 2018 to sell the Loews Annapolis Hotel and anticipates recognizing a gain upon closing the sale in the third quarter of 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Fixed income securities:
Taxable fixed income securities	$354	$353	$704	$701
Tax-exempt fixed income securities	100	106	205	214
Total fixed income securities	454	459	909	915
Limited partnership and common stock investments	42	16	73	106
Other, net of investment expense	10		14	(1)
Pretax net investment income	$506	$475	$996	$1,020

Fixed income securities after tax and noncontrolling interests	$335	$298	$672	$595

Net investment income after tax and noncontrolling interests	$372	$308	$734	$656

Effective income yield for the fixed income securities portfolio, before tax	4.7%	4.8%	4.7%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.4%	3.9%	3.4%

Net investment income before tax and noncontrolling interests for the three months ended June 30, 2018 increased $31 million as compared with the 2017 period. The increase was driven by limited partnership and common stock investments, which returned 1.8% in 2018 as compared with 0.7% in the 2017 period. Net investment income after tax and noncontrolling interests increased $64 million for the three months ended June 30, 2018 as compared with the 2017 period driven by the lower federal corporate income tax rate and higher limited partnership returns.

Net investment income before tax and noncontrolling interests for the six months ended June 30, 2018 decreased $24 million as compared with the 2017 period. The decrease was driven by limited partnership and common stock investments, which returned 3.0% in 2018 as compared with 4.5% in the 2017 period. However, despite the decline in limited partnership income, net investment income after tax and noncontrolling interests increased $78 million for the six months ended June 30, 2018 as compared with the 2017 period driven by the lower federal corporate income tax rate.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate bonds and other	$9	$41	$28	$71
States, municipalities and political subdivisions	6	4	26	10
Asset-backed	(11)	(1)	(32)	(5)
Total fixed maturity securities	4	44	22	76
Non-redeemable preferred stock	(10)		(25)
Short term and other	3	(1)	9	1
Total realized investment gains (losses)	(3)	43	6	77
Income tax (expense) benefit	2	(15)	1	(26)
Amounts attributable to noncontrolling interests		(2)	(1)	(5)
Net realized investment gains (losses) attributable to Loews Corporation	$(1)	$26	$6	$46

Net realized investment gains before tax and noncontrolling interests decreased $46 million for the three months ended June 30, 2018 as compared with the 2017 period. The decrease was driven by lower net realized gains on sales of securities and the decline in fair value of non-redeemable preferred stock.

Net realized investment gains before tax and noncontrolling interests decreased $71 million for the six months ended June 30, 2018 as compared with the 2017 period. The decrease was driven by lower net realized gains on sales of securities and the decline in fair value of non-redeemable preferred stock.

Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2018		December 31, 2017
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,392	$(60)	$4,514	$21
AAA	3,129	256	1,954	152
AA	6,868	538	8,982	914
A	8,914	618	9,643	952
BBB	13,643	461	13,554	1,093
Non-investment grade	2,849	54	2,840	140
Total	$39,795	$1,867	$41,487	$3,272

As of June 30, 2018 and December 31, 2017, 3% and 2% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
June 30, 2018	Fair Value	Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,380	$84
AAA	411	10
AA	830	11
A	2,155	44
BBB	5,608	159
Non-investment grade	1,111	38
Total	$13,495	$346

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
June 30, 2018	Fair Value	Losses
(In millions)

Due in one year or less	$112	$7
Due after one year through five years	2,198	32
Due after five years through ten years	9,532	254
Due after ten years	1,653	53
Total	$13,495	$346

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

The effective durations of CNA’s fixed income securities and short term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

	June 30, 2018		December 31, 2017
		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(Years)	Fair Value	(Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$16,260	8.2	$16,797	8.4
Other investments	25,339	4.5	26,817	4.4

Total	$41,599	5.9	$43,614	5.9

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	June 30,	December 31,
	2018	2017
(In millions)

Short term investments:
Commercial paper	$1,019	$ 905
U.S. Treasury securities	133	355
Money market funds	37	44
Other	119	132
Total short term investments	$1,308	$ 1,436

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of June 30, 2018. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Notes 9 and 10 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 include a detailed discussion of certain risk factors facing the company. No updates or additions have been made to such risk factors as of June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2018 -
April 30, 2018	4,274,541	$50.80	N/A	N/A

May 1, 2018 -
May 31, 2018	300,000	48.72	N/A	N/A

June 1, 2018 -
June 30, 2018	1,192,514	49.17	N/A	N/A

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: July 30, 2018	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)