Form 10-Q
period 2018-09-30
LOEWS CORP
filed 2018-11-05
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ____________

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Class	Outstanding at October 26, 2018
Common stock, $0.01 par value	314,190,649 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,237 and $38,861	$39,819	$42,133
Equity securities, cost of $1,306 and $1,177	1,267	1,224
Limited partnership investments	2,832	3,278
Other invested assets, primarily mortgage loans	983	945
Short term investments	3,794	4,646
Total investments	48,695	52,226
Cash	571	472
Receivables	7,836	7,613
Property, plant and equipment	15,467	15,427
Goodwill	657	659
Other assets	4,845	2,555
Deferred acquisition costs of insurance subsidiaries	654	634
Total assets	$78,725	$79,586

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$21,604	$22,004
Future policy benefits	10,605	11,179
Unearned premiums	4,289	4,029
Total insurance reserves	36,498	37,212
Payable to brokers	217	60
Short term debt	149	280
Long term debt	11,311	11,253
Deferred income taxes	911	749
Other liabilities	7,753	5,466
Total liabilities	56,839	55,020

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 332,739,088 and 332,487,815 shares	3	3
Additional paid-in capital	3,813	3,151
Retained earnings	16,790	16,096
Accumulated other comprehensive loss	(758)	(26)
	19,848	19,224
Less treasury stock, at cost (17,795,538 and 400,000 shares)	(896)	(20)
Total shareholders’ equity	18,952	19,204
Noncontrolling interests	2,934	5,362
Total equity	21,886	24,566
Total liabilities and equity	$78,725	$79,586

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions, except per share data)

Revenues:
Insurance premiums	$1,853	$1,806	$5,453	$5,185
Net investment income	494	557	1,551	1,639
Investment gains (losses):
Other-than-temporary impairment losses	(3)	(5)	(9)	(9)
Other net investment gains	18	21	30	102
Total investment gains	15	16	21	93
Operating revenues and other	1,246	1,142	3,754	3,263
Total	3,608	3,521	10,779	10,180

Expenses:
Insurance claims and policyholders’ benefits	1,312	1,480	3,978	4,053
Amortization of deferred acquisition costs	337	309	992	926
Operating expenses and other	1,459	1,245	4,313	3,576
Interest	146	223	430	504
Total	3,254	3,257	9,713	9,059
Income before income tax	354	264	1,066	1,121
Income tax expense	(65)	(52)	(149)	(240)
Net income	289	212	917	881
Amounts attributable to noncontrolling interests	(11)	(55)	(116)	(198)
Net income attributable to Loews Corporation	$278	$157	$801	$683

Basic net income per share	$0.88	$0.46	$2.50	$2.03

Diluted net income per share	$0.88	$0.46	$2.49	$2.02

Dividends per share	$0.0625	$0.0625	$0.1875	$0.1875

Weighted average shares outstanding:
Shares of common stock	315.90	336.91	320.81	336.90
Dilutive potential shares of common stock	0.91	0.88	0.92	0.83
Total weighted average shares outstanding assuming dilution	316.81	337.79	321.73	337.73

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Net income	$289	$212	$917	$881

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(1)	1	(11)	(3)
Net other unrealized gains (losses) on investments	(158)	23	(746)	167
Total unrealized gains (losses) on investments	(159)	24	(757)	164
Unrealized gains on cash flow hedges		1	14	1
Pension liability	8	11	27	26
Foreign currency translation		41	(41)	94

Other comprehensive income (loss)	(151)	77	(757)	285

Comprehensive income	138	289	160	1,166

Amounts attributable to noncontrolling interests	7	(64)	(34)	(228)

Total comprehensive income attributable to Loews Corporation	$145	$225	$126	$938

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2017	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	881			683			198
Other comprehensive income	285				255		30
Dividends paid	(180)			(63)			(117)
Purchases of Loews treasury stock	(6)					(6)
Stock-based compensation	24		(8)				32
Other	(4)		2	(5)			(1)
Balance, September 30, 2017	$24,361	$3	$3,181	$15,811	$32	$(6)	$5,340

Balance, January 1, 2018, as reported	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards (Note 1)	(91)			(43)	(28)		(20)
Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	917			801			116
Other comprehensive loss	(757)				(675)		(82)
Dividends paid	(170)			(60)			(110)
Purchase of Boardwalk Pipeline common units	(1,718)		658		(29)		(2,347)
Purchases of Loews treasury stock	(876)					(876)
Stock-based compensation	19		10				9
Other	(4)		(6)	(4)			6
Balance, September 30, 2018	$21,886	$3	$3,813	$16,790	$(758)	$(896)	$2,934

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2018	2017
(In millions)

Operating Activities:

Net income	$917	$881
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	1,121	959
Changes in operating assets and liabilities, net:
Receivables	18	19
Deferred acquisition costs	(24)	(34)
Insurance reserves	108	248
Other assets	(169)	(85)
Other liabilities	(75)	(116)
Trading securities	1,499	(62)
Net cash flow operating activities	3,395	1,810

Investing Activities:

Purchases of fixed maturities	(8,244)	(6,877)
Proceeds from sales of fixed maturities	6,622	4,167
Proceeds from maturities of fixed maturities	1,838	2,635
Purchases of limited partnership investments	(381)	(85)
Proceeds from sales of limited partnership investments	382	179
Purchases of property, plant and equipment	(731)	(735)
Acquisitions	(14)	(1,218)
Dispositions	110	68
Change in short term investments	(126)	(85)
Other, net	(173)	(136)
Net cash flow investing activities	(717)	(2,087)

Financing Activities:

Dividends paid	(60)	(63)
Dividends paid to noncontrolling interests	(110)	(117)
Purchases of Loews treasury stock	(889)	(6)
Purchase of Boardwalk Pipeline common units	(1,504)
Principal payments on debt	(780)	(2,249)
Issuance of debt	693	2,808
Other, net	75	(16)
Net cash flow financing activities	(2,575)	357

Effect of foreign exchange rate on cash	(4)	9

Net change in cash	99	89
Cash, beginning of period	472	327
Cash, end of period	$571	$416

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017, results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2018 and 2017. Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no shares and 0.4 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts for the three and nine months ended September 30, 2018 and 2017 because the effect would have been antidilutive.

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

The impact of the new guidance is primarily related to revenue on CNA’s non-insurance warranty products and services, which is recognized more slowly as compared to the historic revenue recognition pattern. For the warranty products where CNA acts as principal, Operating revenues and other and Operating expenses and other are increased to reflect the gross amount paid by consumers, including the retail seller’s markup, which is considered a commission to the Company’s agent. This gross-up of revenues and expenses resulted in an increase to Other assets and Other liabilities on the Consolidated Condensed Balance Sheet, as the revenue and expense are recognized over the actuarially determined expected claims emergence pattern. Prior to the adoption of ASU 2014-09, Other assets and Other liabilities would have been $2.7 billion and $5.5 billion as of September 30, 2018, as compared to $2.6 billion and $5.5 billion as of December 31, 2017. The impact of adopting the new guidance resulted in an increase to Operating revenues and other of $145 million and $419 million for the three and nine months ended September 30,

2018 and an increase to Operating expenses and other of $149 million and $423 million for the three and nine months ended September 30, 2018. See Note 7 for additional information on revenues from contracts with customers.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance primarily changes the model for equity securities by requiring changes in the fair value of equity securities (except those accounted for under the equity method of accounting, those without readily determinable fair values and those that result in consolidation of the investee) to be recognized through the income statement. With the adoption of the new guidance, equity securities are no longer classified as available-for-sale or trading. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. As of January 1, 2018, the Company adopted the updated accounting guidance and recognized a cumulative effect adjustment of $25 million (after tax and noncontrolling interests) as an increase to beginning Retained earnings. For the three and nine months ended September 30, 2018, an increase in the fair value of equity securities of approximately $1 million and a decrease of approximately $22 million was recognized in the Company’s Consolidated Condensed Statements of Income as a result of this change. For the three and nine months ended September 30, 2017, a $2 million and an $8 million increase in the fair value of equity securities was recognized in Other comprehensive income (“OCI”).

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

In August of 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The updated accounting guidance requires changes to the disclosures for fair value measurement by adding, removing and modifying certain disclosures. The Company early adopted the updated guidance in September of 2018 and modified the fair value disclosures in Note 4, including added disclosures on changes in unrealized gains (losses) on Level 3 assets recognized in Other comprehensive income as well as the weighted average rate used to develop significant inputs utilized in the fair value measurements of Level 3 assets. The Company also eliminated disclosures on transfers between Level 1 and Level 2 assets and the policy for timing of transfers between levels.

Recently issued ASUs – In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and in July of 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance provides lessors with an election to separate lease and nonlease components, if certain conditions are met, in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018 and requires using a modified retrospective transition method. However, the updated guidance allows entities to elect a practical expedient and apply the guidance prospectively beginning with the adoption date. The Company has elected to apply this practical expedient and is currently in the process of evaluating its operating lease inventory and the lease assets and lease liabilities to be recorded as of January 1, 2019. The Company continues to evaluate other provisions of the updated guidance.

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

In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The standard requires entities to annually update cash flow assumptions, including morbidity and persistency and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in OCI.

This guidance is effective for interim and annual periods beginning after December 15, 2020, and requires restatement of the prior periods presented. Early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its consolidated financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in the discount rate is expected to increase volatility in the Company’s Shareholders’ equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. See Note 3 for further information on Shadow Adjustments.

In August of 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The updated accounting guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, adding and clarifying certain disclosures. The guidance is effective for annual periods ending after December 15, 2020 and the Company plans to early adopt this standard in December of 2018.

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

2.  Purchase of Boardwalk Pipeline Common Units

On June 29, 2018, Boardwalk GP, LP (“General Partner”), the general partner of Boardwalk Pipeline and an indirect wholly owned subsidiary of the Company, elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of Boardwalk Pipeline’s Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”) for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion, in the aggregate. The purchase price of the common units was lower than the carrying value of the noncontrolling interests for Boardwalk Pipeline, resulting in an increase to Additional paid-in capital of $658 million, an increase to deferred income tax liabilities of $213 million and a decrease to AOCI of $29 million.

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

3. Investments

Net investment income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Fixed maturity securities	$449	$455	$1,339	$1,367
Limited partnership investments	34	67	142	206
Short term investments	10	5	30	13
Equity securities	10	1	32	4
Income (loss) from trading portfolio (a)	(7)	34	13	67
Other	12	10	40	26
Total investment income	508	572	1,596	1,683
Investment expenses	(14)	(15)	(45)	(44)
Net investment income	$494	$557	$1,551	$1,639

(a)

Net unrealized gains (losses) related to changes in fair value on securities still held were $(23) and $22 for the three months ended September 30, 2018 and 2017 and $(66) and $35 for the nine months ended September 30, 2018 and 2017.

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Fixed maturity securities	$10	$16	$32	$92
Equity securities	2		(23)
Derivative instruments	1	(1)	10	(3)
Short term investments and other	2	1	2	4
Investment gains (a)	$15	$16	$21	$93

(a)

Gross realized gains on available-for-sale securities were $42 and $34 for the three months ended September 30, 2018 and 2017 and $148 and $140 for the nine months ended September 30, 2018 and 2017. Gross realized losses on available-for-sale securities were $32 and $18 for the three months ended September 30, 2018 and 2017 and $116 and $48 for the nine months ended September 30, 2018 and 2017. Net realized gains of $2 and net realized losses of $23 were recognized due to the change in fair value of non-redeemable preferred stock still held for the three and nine months ended September 30, 2018.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$1	$4	$6	$8
Asset-backed	2	1	3	1
Net OTTI losses recognized in earnings	$3	$5	$9	$9

The amortized cost and fair values of fixed maturity and equity securities are as follows:

September 30, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$18,348	$887	$215	$19,020
States, municipalities and political subdivisions	10,171	994	20	11,145
Asset-backed:
Residential mortgage-backed	5,024	62	115	4,971	$(24)
Commercial mortgage-backed	2,165	23	36	2,152
Other asset-backed	1,732	6	9	1,729
Total asset-backed	8,921	91	160	8,852	(24)
U.S. Treasury and obligations of government-sponsored enterprises	145	2	2	145
Foreign government	457	4	6	455
Redeemable preferred stock	9	1		10
Fixed maturities available-for-sale	38,051	1,979	403	39,627	(24)
Fixed maturities trading	186	6		192
Total fixed maturity securities	$38,237	$1,985	$403	$39,819	$(24)

December 31, 2017

Fixed maturity securities:
Corporate and other bonds	$17,210	$1,625	$28	$18,807
States, municipalities and political subdivisions	12,478	1,551	2	14,027	$(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872
Other asset-backed	1,083	16	5	1,094
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government-sponsored enterprises	111	2	4	109
Foreign government	437	9	2	444
Redeemable preferred stock	10	1		11
Fixed maturities available-for-sale	38,212	3,359	87	41,484	(38)
Fixed maturities trading	649	2	2	649
Total fixed maturities	38,861	3,361	89	42,133	(38)
Equity securities:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Equity securities available-for-sale	659	38	2	695	-
Equity securities trading	518	92	81	529
Total equity securities	1,177	130	83	1,224	-
Total fixed maturity and equity securities	$40,038	$3,491	$172	$43,357	$(38)

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through OCI (“Shadow Adjustments”). As of September 30, 2018 and December 31, 2017, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $997 million and $1.3 billion (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Longer		Total
September 30, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$7,546	$197	$342	$18	$7,888	$215
States, municipalities and political subdivisions	807	19	2	1	809	20
Asset-backed:
Residential mortgage-backed	3,409	89	501	26	3,910	115
Commercial mortgage-backed	968	15	322	21	1,290	36
Other asset-backed	953	9	45		998	9
Total asset-backed	5,330	113	868	47	6,198	160
U.S. Treasury and obligations of government-sponsored enterprises	35		42	2	77	2
Foreign government	188	4	64	2	252	6
Total fixed maturity securities	$13,906	$333	$1,318	$70	$15,224	$403

December 31, 2017

Fixed maturity securities:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government-sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4		170	2
Total fixed maturity securities	3,520	38	1,455	49	4,975	87
Equity securities:
Common stock	7	1			7	1
Preferred stock	93	1			93	1
Total equity securities	100	2	-	-	100	2
Total fixed maturity and equity securities	$3,620	$40	$1,455	$49	$5,075	$89

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2018 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2018.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2018 and 2017 for which a portion of an OTTI loss was recognized in OCI.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Beginning balance of credit losses on fixed maturity securities	$21	$30	$27	$36
Reductions for securities sold during the period	(2)	(2)	(8)	(8)
Ending balance of credit losses on fixed maturity securities	$19	$28	$19	$28

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2018		December 31, 2017
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,457	$1,473	$1,135	$1,157
Due after one year through five years	8,017	8,197	8,165	8,501
Due after five years through ten years	16,453	16,475	16,060	16,718
Due after ten years	12,124	13,482	12,852	15,108
Total	$38,051	$39,627	$38,212	$41,484

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

	September 30, 2018			December 31, 2017
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$500	$22		$500	$4

Without hedge designation:

Equity markets:
Options – purchased	222	9		224	12
– written	201		$(6)	290		$(7)
Futures – short	154			265	1
Commodity futures – long	47	1		44
Embedded derivative on funds withheld liability	174	6		167		(3)

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

September 30, 2018	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$183	$19,259	$188	$19,630
States, municipalities and political subdivisions		11,145		11,145
Asset-backed		8,554	298	8,852
Fixed maturities available-for-sale	183	38,958	486	39,627
Fixed maturities trading		186	6	192
Total fixed maturities	$183	$39,144	$492	$39,819

Equity securities	$623	$625	$19	$1,267
Short term and other	2,678	1,074		3,752
Receivables		23		23
Payable to brokers	(13)			(13)

December 31, 2017	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$128	$19,145	$98	$19,371
States, municipalities and political subdivisions		14,026	1	14,027
Asset-backed		7,751	335	8,086
Fixed maturities available-for-sale	128	40,922	434	41,484
Fixed maturities trading	10	635	4	649
Total fixed maturities	$138	$41,557	$438	$42,133

Equity securities available-for-sale	$91	$584	$20	$695
Equity securities trading	527		2	529
Total equity securities	$618	$584	$22	$1,224

Short term and other	$3,669	$958		$4,627
Receivables	1	4		5
Payable to brokers	(12)			(12)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2018	Balance, July 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$94			$67		$(3)	$30		$188
States, municipalities and political subdivisions	1					(1)			-
Asset-backed	273	$(2)		55		(25)	29	$(32)	298	$(2)	$1
Fixed maturities available-for-sale	368	(2)	$-	122	$-	(29)	59	(32)	486	(2)	1
Fixed maturities trading	7				(1)				6
Total fixed maturities	$375	$(2)	$-	$122	$(1)	$(29)	$59	$(32)	$492	$(2)	$1

Equity securities	$18	$1							$19	$1

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
2017	Balance, July 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$100	$1	$1	$13		$(11)	$15		$119
States, municipalities and political subdivisions	1								1
Asset-backed	218		1	39		(13)	101		346
Fixed maturities available-for-sale	319	1	2	52	$-	(24)	116	$-	466	$-
Fixed maturities trading	5								5
Total fixed maturities	$324	$1	$2	$52	$-	$(24)	$116	$-	$471	$-

Equity securities available-for-sale	$19								$19
Equity securities trading	1			$1					2
Total equity securities	$20	$-	$-	$1	$-	$-	$-	$-	$21	$-

Life settlement contracts	$1				$(1)				$-

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2018	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$98	$(1)	$(1)	$69	$(5)	$(7)	$35		$188		$(2)
States, municipalities and political subdivisions	1					(1)			-
Asset-backed	335	5	(6)	126	(72)	(37)	42	$(95)	298	$(2)	(2)
Fixed maturities available-for-sale	434	4	(7)	195	(77)	(45)	77	(95)	486	(2)	(4)
Fixed maturities trading	4	3			(1)				6	2
Total fixed maturities	$438	$7	$(7)	$195	$(78)	$(45)	$77	$(95)	$492	$-	$(4)

Equity securities	$22	$(2)			$(1)				$19	$(2)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
2017	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$130	$1	$2	$18	$(1)	$(36)	$15	$(10)	$119
States, municipalities and political subdivisions	1								1
Asset-backed	199	1	4	90		(26)	153	(75)	346
Fixed maturities available-for-sale	330	2	6	108	(1)	(62)	168	(85)	466	$-
Fixed maturities trading	6	(1)							5	(1)
Total fixed maturities	$336	$1	$6	$108	$(1)	$(62)	$168	$(85)	$471	$(1)

Equity securities available-for-sale	$19		$2	$1	$(3)				$19
Equity securities trading	1			1					2
Total equity securities	$20	$-	$2	$2	$(3)	$-	$-	$-	$21	$-

Life settlement contracts	$58	$6			$(59)	$(5)			$-
Derivative financial instruments, net	-	1			(1)				-

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other
Life settlement contracts	Operating revenues and other

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

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available to the Company. The weighted average rate is calculated based on fair value.

September 30, 2018	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
(In millions)

Fixed maturity securities	$ 198	Discounted cash flow	Credit spread	1% – 12% (2%)

December 31, 2017

Fixed maturity securities	$ 136	Discounted cash flow	Credit spread	1% – 12% (3%)

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

	Carrying	Estimated Fair Value
September 30, 2018	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$868			$847	$847

Liabilities:
Short term debt	146		$6	140	146
Long term debt	11,295		10,537	630	11,167

December 31, 2017

Assets:
Other invested assets, primarily mortgage loans	$839			$844	$844

Liabilities:
Short term debt	278		$156	122	278
Long term debt	11,236		10,966	525	11,491

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $46 million and $269 million for the three months ended September 30, 2018 and 2017 and $106 million and $342 million for the nine months ended September 30, 2018 and 2017. Net catastrophe losses in 2018 included $35 million related to Hurricane Florence. The remaining catastrophe losses in 2018 resulted primarily from U.S. weather-related events. Net catastrophe losses in 2017 included $149 million related to Hurricane Harvey, $95 million related to Hurricane Irma and $20 million related to Hurricane Maria and also required reinsurance reinstatement premium of $6 million. The remaining catastrophe losses in 2017 resulted primarily from U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Nine Months Ended September 30	2018	2017
(In millions)

Reserves, beginning of year:
Gross	$22,004	$22,343
Ceded	3,934	4,094
Net reserves, beginning of year	18,070	18,249

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,866	3,949
Decrease in provision for insured events of prior years	(173)	(284)
Amortization of discount	136	138
Total net incurred (a)	3,829	3,803

Net payments attributable to:
Current year events	(658)	(560)
Prior year events	(3,415)	(3,401)
Total net payments	(4,073)	(3,961)

Foreign currency translation adjustment and other	(80)	110

Net reserves, end of period	17,746	18,201
Ceded reserves, end of period	3,858	4,008
Gross reserves, end of period	$21,604	$22,209

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

Favorable net prior year development of $62 million and $115 million for the three months ended September 30, 2018 and 2017 and $160 million and $227 million for the nine months ended September 30, 2018 and 2017 was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”).

The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in CNA’s Property & Casualty Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Medical professional liability	$15	$8	$38	$30
Other professional liability and management liability	(45)	(19)	(113)	(88)
Surety	(20)	(82)	(50)	(82)
Commercial auto	1	(12)		(37)
General liability	(5)	(2)	13	(19)
Workers’ compensation	(2)	9	(14)	(38)
Other	(6)	(17)	(34)	7
Total pretax (favorable) unfavorable development	$(62)	$(115)	$(160)	$(227)

Three Months

2018

Unfavorable development in medical professional liability was primarily driven by higher than expected frequency and severity in aging services in accident years 2014 through 2017.

Favorable development in other professional liability and management liability was primarily driven by favorable outcomes on individual claims in accident years 2013 and prior in financial institutions.

Favorable development in surety was due to continued lower than expected loss emergence for accident years 2017 and prior.

2017

Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in accident years 2012 through 2015, primarily for professional liability products.

Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2015 and prior.

Nine Months

2018

Unfavorable development for medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in CNA’s hospitals business and higher than expected frequency and severity in aging services in accident years 2014 through 2017.

Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency for accident years 2013 through 2017 related to financial institutions and professional liability errors and omissions (“E&O”). Favorable severity for accident years 2012 and prior related to professional liability E&O, and favorable outcomes on individual claims in financial institutions in accident years 2013 and prior.

Favorable development for surety was due to lower than expected loss emergence for accident years 2017 and prior.

Favorable development for other coverages was due to lower than expected claim severity in catastrophes in accident year 2017 for property, better than expected frequency in the liability portion of the package business in Canada and general liability in Europe for casualty, better than expected large loss frequency in the energy book in recent accident years for energy and marine and lower than expected frequency in accident years 2015 and prior related to healthcare in Europe for healthcare and technology. This favorable development was partially offset by unfavorable development driven by higher than expected severity in Canada and higher than expected frequency in CNA Hardy, both in accident year 2017, for property and increased severity in accident year 2017 related to professional indemnity.

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

In years subsequent to the effective date of the LPT, CNA recognized adverse prior year development on its A&EP reserves resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which CNA recognizes a change in the estimate of A&EP reserves that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits in the

Consolidated Condensed Statements of Income.

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$-	$-	$113	$60
Provision for uncollectible third-party reinsurance on A&EP			(16)
Total additional amounts ceded under LPT	-	-	97	60
Retroactive reinsurance benefit recognized	(12)	(17)	(84)	(60)
Pretax impact of deferred retroactive reinsurance	$(12)	$(17)	$13	$-

Based upon CNA’s annual A&EP reserve review, net unfavorable prior year development of $113 million and $60 million was recognized before consideration of cessions to the LPT for the nine months ended September 30, 2018 and 2017. Additionally, in 2018, CNA released a portion of its provision for uncollectible third party reinsurance. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos environmental accounts and paid losses on assumed reinsurance exposures. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. CNA expects to complete another A&EP reserve review in the fourth quarter of 2018 and intends to maintain that timing going forward annually.

As of September 30, 2018 and December 31, 2017, the cumulative amounts ceded under the LPT were $3.0 billion and $2.9 billion. The unrecognized deferred retroactive reinsurance benefit was $339 million and $326 million as of September 30, 2018 and December 31, 2017.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $3.2 billion and $3.1 billion as of September 30, 2018 and December 31, 2017. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

6.  Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and nine months ended September 30, 2017 and 2018:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2017	$23	$705	$(2)	$(632)	$(130)	$(36)
Other comprehensive income (loss) before reclassifications, after tax of $0, $(20), $0, $0 and $0	1	35	(2)		41	75
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $4, $0, $(6) and $0		(12)	3	11		2
Other comprehensive income	1	23	1	11	41	77
Amounts attributable to noncontrolling interests		(3)	(1)	(1)	(4)	(9)
Balance, September 30, 2017	$24	$725	$(2)	$(622)	$(93)	$32

Balance, July 1, 2018	$17	$244	$13	$(774)	$(125)	$(625)
Other comprehensive loss before reclassifications, after tax of $0, $40, $(2), $0 and $0	(1)	(148)				(149)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $0, $2, $0, $(1) and $0		(10)		8		(2)
Other comprehensive income (loss)	(1)	(158)	-	8	-	(151)
Amounts attributable to noncontrolling interests		17		1		18
Balance, September 30, 2018	$16	$103	$13	$(765)	$(125)	$(758)

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2017	$27	$576	$(2)	$(646)	$(178)	$(223)
Other comprehensive income (loss) before reclassifications, after tax of $0, $(130), $0, $0 and $0		228	(3)		94	319
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $1, $28, $0, $(13) and $0	(3)	(61)	4	26		(34)
Other comprehensive income (loss)	(3)	167	1	26	94	285
Amounts attributable to noncontrolling interests		(18)	(1)	(2)	(9)	(30)
Balance, September 30, 2017	$24	$725	$(2)	$(622)	$(93)	$32

Balance, January 1, 2018, as reported	$22	$673	$-	$(633)	$(88)	$(26)
Cumulative effect adjustment for adoption of ASU 2016-01 (a), after tax of $0, $8, $0, $0 and $0		(25)				(25)
Cumulative effect adjustment for adoption of ASU 2018-02 (a)	4	123		(130)		(3)
Balance, January 1, 2018, as adjusted	26	771	-	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $3, $190, $(4), $0 and $0	(12)	(718)	12		(41)	(759)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $0, $7, $0, $(6) and $0	1	(28)	2	27		2
Other comprehensive income (loss)	(11)	(746)	14	27	(41)	(757)
Amounts attributable to noncontrolling interests	1	78		(1)	4	82
Purchase of Boardwalk Pipeline common units			(1)	(28)		(29)
Balance, September 30, 2018	$16	$103	$13	$(765)	$(125)	$(758)

(a)	For information regarding this accounting standard see Note 1.

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Operating revenues and other and Operating expenses and other
Pension liability	Operating expenses and other

Treasury Stock

The Company repurchased 17.4 million and 0.1 million shares of Loews common stock at aggregate costs of $876 million and $6 million during the nine months ended September 30, 2018 and 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (a)	2018	2017 (a)
(In millions)

Non-insurance warranty – CNA Financial	$258	$99	$744	$290
Contract drilling – Diamond Offshore	287	366	851	1,139
Transportation and storage of natural gas and NGLs and other
services – Boardwalk Pipeline	274	290	886	944
Lodging and related services – Loews Hotels & Co	167	162	550	510
Rigid plastic packaging and recycled resin – Corporate	223	202	652	293
Total revenues from contracts with customers	1,209	1,119	3,683	3,176
Other revenues	37	23	71	87
Operating revenues and other	$1,246	$1,142	$3,754	$3,263

(a)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for ASU 2014-09.

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

Receivables from contracts with customers – As of September 30, 2018 and January 1, 2018, receivables from contracts with customers were approximately $415 million and $488 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – The Company records deferred revenue, which is primarily related to non-insurance warranty contracts, when payment is received in advance of satisfying the performance obligations. As of September 30, 2018 and January 1, 2018, deferred revenue resulting from contracts with customers was approximately $3.4 billion and $3.0 billion and is included in Other liabilities on the Consolidated Condensed Balance Sheets. The increase in deferred revenue is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by cancellations and revenues recognized during the period. Approximately $685 million of revenues recognized during the nine months ended September 30, 2018 were included in deferred revenue as of January 1, 2018.

Contract costs – Costs to obtain or fulfill contracts with customers are deferred and recorded as Other assets. These costs are expected to be recoverable over the duration of the contract and are amortized in the same manner the related revenue is recognized. As of September 30, 2018, the Company had approximately $2.5 billion of costs to obtain contracts with customers, primarily related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are included in Other assets on the Consolidated Condensed Balance Sheet. For the three and nine months ended September 30, 2018, amortization expense totaled $202 million and $552 million and is included in Operating expenses and other in the Consolidated Condensed Statement of Income.

For CNA’s non-insurance warranty contract costs, losses under warranty contracts shall be recognized when it is probable that estimated future costs exceed unrecognized revenue. CNA evaluates deferred costs for recoverability including consideration of anticipated investment income. Adjustments to deferred costs, if necessary, are recorded in the current period results of operations. No adjustments were recorded for the nine months ended September 30, 2018.

Performance obligations – As of September 30, 2018, approximately $12.4 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipeline and non-insurance warranty services at CNA. Approximately $0.6 billion will be recognized during the remaining three months of 2018, $2.0 billion in 2019 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer. Therefore, the estimated operating revenues exclude contract drilling dayrate revenue at Diamond Offshore and interruptible service contract revenue at Boardwalk Pipeline.

8. Benefit Plans

The Company and its subsidiaries have several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Service cost	$2	$2	$6	$6
Interest cost	27	30	82	89
Expected return on plan assets	(44)	(43)	(134)	(129)
Amortization of unrecognized net loss	11	10	32	32
Settlement charge		7	7	10
Net periodic (benefit) cost	$(4)	$6	$(7)	$8

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized prior service benefit	(1)	(1)	(2)	(2)
Amortization of unrecognized net gain	(1)		(1)
Net periodic (benefit) cost	$(2)	$(1)	$(4)	$(3)

9.  Legal Proceedings

The Company and its subsidiaries are from time to time parties to litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

10.  Commitments and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of September 30, 2018, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2018, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of September 30, 2018, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA Small Business Premium Rate Adjustment

In 2016 and 2017, CNA identified rating errors related to its multi-peril package product and workers’ compensation policies within its Small Business unit and determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium were reported net of any impact from the premium rate adjustments.

The policyholder refunds for the multi-peril package product were issued in the third quarter of 2017. The policyholder refunds for workers’ compensation policies were largely completed in the third quarter of 2018.

For the nine months ended September 30, 2017, earned premium was reduced by $37 million. Earned premium increased by $6 million for the three and nine months ended September 30, 2018 as a result of a change in estimate of the refund payments to policyholders. Additionally, Interest expense increased for interest due to policyholders on the premium rate adjustments by $1 million and $7 million for the three and nine months ended September 30, 2017 and $1 million for the nine months ended September 30, 2018.

11.  Segments

The Company has five reportable segments comprised of four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels & Co; and the Corporate segment. The operations of Consolidated Container are included in the Corporate segment for the three and nine months ended September 30, 2018 and the period from the acquisition date, May 22, 2017 through September 30, 2017. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of the Company’s segments, see Note 19 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables present the reportable segments of the Company and their contribution to the Consolidated Condensed Statements of Income. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income by segment are presented in the following tables.

Three Months Ended September 30, 2018	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,853					$1,853
Net investment income	487	$2			$5	494
Investment gains	15					15
Operating revenues and other	267	287	$279	$190	223	1,246
Total	2,622	289	279	190	228	3,608

Expenses:

Insurance claims and policyholders’ benefits	1,312					1,312
Amortization of deferred acquisition costs	337					337
Operating expenses and other	538	311	197	169	244	1,459
Interest	34	34	44	7	27	146
Total	2,221	345	241	176	271	3,254
Income (loss) before income tax	401	(56)	38	14	(43)	354
Income tax (expense) benefit	(66)	5	(10)	(3)	9	(65)
Net income (loss)	335	(51)	28	11	(34)	289
Amounts attributable to noncontrolling interests	(35)	24	-	-	-	(11)
Net income (loss) attributable to Loews Corporation	$300	$(27)	$28	$11	$(34)	$278

Three Months Ended September 30, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,806					$1,806
Net investment income	509				$48	557
Investment gains	16					16
Operating revenues and other	110	$368	$301	$162	201	1,142
Total	2,441	368	301	162	249	3,521

Expenses:

Insurance claims and policyholders’ benefits	1,480					1,480
Amortization of deferred acquisition costs	309					309
Operating expenses and other	379	307	191	147	221	1,245
Interest	83	64	41	7	28	223
Total	2,251	371	232	154	249	3,257
Income (loss) before income tax	190	(3)	69	8	-	264
Income tax (expense) benefit	(44)	14	(18)	(4)		(52)
Net income	146	11	51	4	-	212
Amounts attributable to noncontrolling interests	(16)	(5)	(34)			(55)
Net income attributable to Loews Corporation	$130	$6	$17	$4	$-	$157

Nine Months Ended September 30, 2018	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$5,453					$5,453
Net investment income	1,483	$6		$1	$61	1,551
Investment gains	21					21
Operating revenues and other	774	853	$901	573	653	3,754
Total	7,731	859	901	574	714	10,779

Expenses:

Insurance claims and policyholders’ benefits	3,978					3,978
Amortization of deferred acquisition costs	992					992
Operating expenses and other	1,580	927	598	494	714	4,313
Interest	104	92	131	22	81	430
Total	6,654	1,019	729	516	795	9,713
Income (loss) before income tax	1,077	(160)	172	58	(81)	1,066
Income tax (expense) benefit	(181)	59	(24)	(17)	14	(149)
Net income (loss)	896	(101)	148	41	(67)	917
Amounts attributable to noncontrolling interests	(95)	47	(68)	-	-	(116)
Net income (loss) attributable to Loews Corporation	$801	$(54)	$80	$41	$(67)	$801

Nine Months Ended September 30, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipeline	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$5,185					$5,185
Net investment income	1,529	$1			$109	1,639
Investment gains	93					93
Operating revenues and other	329	1,143	$987	$510	294	3,263
Total	7,136	1,144	987	510	403	10,180

Expenses:

Insurance claims and policyholders’ benefits	4,053					4,053
Amortization of deferred acquisition costs	926					926
Operating expenses and other	1,086	1,012	646	443	389	3,576
Interest	166	119	131	20	68	504
Total	6,231	1,131	777	463	457	9,059
Income (loss) before income tax	905	13	210	47	(54)	1,121
Income tax (expense) benefit	(226)	35	(46)	(23)	20	(240)
Net income (loss)	679	48	164	24	(34)	881
Amounts attributable to noncontrolling interests	(71)	(23)	(104)			(198)
Net income (loss) attributable to Loews Corporation	$608	$25	$60	$24	$(34)	$683

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

OVERVIEW

We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The operations of Consolidated Container Company LLC (“Consolidated Container”) are included in the Corporate segment for the three and nine months ended September 30, 2018 and the period from the acquisition date, May 22, 2017 through September 30, 2017. For information on the acquisition of Consolidated Container on May 22, 2017, see Notes 2 and 11 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions, except per share data)

CNA Financial	$300	$130	$801	$608
Diamond Offshore	(27)	6	(54)	25
Boardwalk Pipeline	28	17	80	60
Loews Hotels & Co	11	4	41	24
Corporate	(34)		(67)	(34)
Net income attributable to Loews Corporation	$278	$157	$801	$683

Basic net income per share	$0.88	$0.46	$2.50	$2.03

Diluted net income per share	$0.88	$0.46	$2.49	$2.02

Net income for the three and nine months ended September 30, 2018 increased as compared to the prior year periods, due to higher earnings at CNA, Boardwalk and Loews Hotels. Lower results at Diamond Offshore and the parent company investment portfolio partially offset the year-over-year improvement.

CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Insurance premiums	$1,853	$1,806	$5,453	$5,185
Net investment income	487	509	1,483	1,529
Investment gains	15	16	21	93
Other revenues	267	110	774	329
Total	2,622	2,441	7,731	7,136
Expenses:
Insurance claims and policyholders’ benefits	1,312	1,480	3,978	4,053
Amortization of deferred acquisition costs	337	309	992	926
Other operating expenses	538	379	1,580	1,086
Interest	34	83	104	166
Total	2,221	2,251	6,654	6,231
Income before income tax	401	190	1,077	905
Income tax expense	(66)	(44)	(181)	(226)
Net income	335	146	896	679
Amounts attributable to noncontrolling interests	(35)	(16)	(95)	(71)
Net income attributable to Loews Corporation	$300	$130	$801	$608

Three Months Ended September 30, 2018 Compared to 2017

Net income attributable to Loews increased $170 million for the three months ended September 30, 2018 as compared with the 2017 period. Net income increased due to lower net catastrophe losses and the reduction in the corporate income tax rate, partially offset by lower favorable net prior year loss reserve development and lower net investment income driven by limited partnership returns. Favorable net prior year development of $62 million and $115 million was recorded in the three months ended September 30, 2018 and 2017.

Nine Months Ended September 30, 2018 Compared to 2017

Net income attributable to Loews increased $193 million for the nine months ended September 30, 2018 as compared with the 2017 period primarily due to lower net catastrophe losses and the reduction in the corporate income tax rate, partially offset by lower favorable net prior year loss reserve development and lower net investment income driven by limited partnership returns. Earnings were also impacted by lower net realized investment results driven by lower net realized investment gains on sales of securities. Favorable net prior year development of $160 million and $227 million was recorded in the nine months ended September 30, 2018 and 2017.

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

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$688	$697	$196	$1,581
Net earned premiums	684	782	255	1,721
Net investment income	124	144	14	282
Core income	177	127	1	305

Other performance metrics:
Loss and loss adjustment expense ratio	54.5%	63.5%	67.6%	60.5%
Expense ratio	32.3	33.2	36.3	33.3
Dividend ratio	0.2	0.7		0.4
Combined ratio	87.0%	97.4%	103.9%	94.2%

Rate	2%	2%	3%	2%
Renewal premium change	3	3	8	4
Retention	84	84	67	82
New business	$93	$123	$72	$288

Three Months Ended September 30, 2017

Net written premiums	$695	$697	$207	$1,599
Net earned premiums	692	752	226	1,670
Net investment income	129	166	13	308
Core income (loss)	173	32	(38)	167

Other performance metrics:
Loss and loss adjustment expense ratio	51.7%	81.2%	88.4%	69.9%
Expense ratio	31.2	34.2	37.5	33.5
Dividend ratio	0.2	0.5		0.3
Combined ratio	83.1%	115.9%	125.9%	103.7%

Rate	0%	0%	1%	0%
Renewal premium change	1	2	3	2
Retention	90	86	76	87
New business	$60	$138	$69	$267

Nine Months Ended September 30, 2018	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$2,062	$2,339	$762	$5,163
Net earned premiums	2,039	2,278	739	5,056
Net investment income	376	450	43	869
Core income	531	403	17	951

Other performance metrics:
Loss and loss adjustment expense ratio	55.1%	63.0%	65.0%	60.1%
Expense ratio	31.8	33.3	36.8	33.2
Dividend ratio	0.2	0.7		0.4
Combined ratio	87.1%	97.0%	101.8%	93.7%

Rate	2%	1%	3%	2%
Renewal premium change	3	3	6	4
Retention	84	85	77	83
New business	$266	$461	$248	$975

Nine Months Ended September 30, 2017

Net written premiums	$2,066	$2,203	$664	$4,933
Net earned premiums	2,024	2,129	629	4,782
Net investment income	394	495	38	927
Core income (loss)	441	263	(8)	696

Other performance metrics:
Loss and loss adjustment expense ratio	56.9%	68.6%	70.6%	63.9%
Expense ratio	31.8	35.3	37.2	34.0
Dividend ratio	0.1	0.5		0.3
Combined ratio	88.8%	104.4%	107.8%	98.2%

Rate	1%	0%	0%	0%
Renewal premium change	3	3	2	3
Retention	89	86	79	86
New business	$177	$432	$207	$816

Three Months Ended September 30, 2018 Compared to 2017

Total net written premiums decreased $18 million for the three months ended September 30, 2018 as compared with the 2017 period primarily due to a decrease of $11 million in International. The trend in net earned premiums was consistent with net written premiums in International in recent quarters.

Core income increased $138 million for the three months ended September 30, 2018 as compared with the 2017 period. Excluding the favorable effect of the corporate income tax rate change, core income increased approximately $85 million primarily due to lower net catastrophe losses partially offset by lower favorable net prior year loss development.

Pretax net catastrophe losses were $46 million and $269 million for the three months ended September 30, 2018 and 2017 as the prior year period was impacted by Hurricanes Harvey, Irma and Maria. For the three months ended September 30, 2018 and 2017, Specialty had net catastrophe losses of $16 million and $35 million, Commercial had net catastrophe losses of $25 million and $176 million and International had net catastrophe losses of $5 million and $58 million.

Favorable net prior year loss reserve development decreased to $62 million from $115 million for the three months ended September 30, 2018 as compared to the 2017 period primarily due to a decrease of $46 million in Specialty. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio of 87.0% increased 3.9 points for the three months ended September 30, 2018 as compared with the same period in 2017. The loss ratio increased 2.8 points primarily due to lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses. The expense ratio for the three months ended September 30, 2018 increased 1.1 points as compared with the same period in 2017 driven by higher acquisition expenses and lower net earned premiums.

Commercial’s combined ratio of 97.4% improved 18.5 points for the three months ended September 30, 2018 as compared to the 2017 period. The loss ratio improved 17.7 points driven by lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development. The expense ratio improved 1.0 point for the three months ended September 30, 2018 as compared with the same period in 2017 driven by lower employee costs and higher net earned premiums.

International’s combined ratio of 103.9% improved 22.0 points for the three months ended September 30, 2018 as compared with the 2017 period. The loss ratio improved 20.8 points, primarily due to lower net catastrophe losses partially offset by a higher number of large property losses in CNA Hardy. The expense ratio for the three months ended September 30, 2018 improved 1.2 points as compared with the 2017 period driven by higher net earned premiums.

Nine Months Ended September 30, 2018 Compared to 2017

Total net written premiums increased $230 million for the nine months ended September 30, 2018 as compared with the 2017 period primarily due to increases in Commercial and International. Excluding the effect of Small Business premium rate adjustments as discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements included under Item 1, net written premiums for Commercial increased $83 million driven by higher new business and positive renewal premium change. Excluding the effect of foreign currency exchange rates, net written premiums for International increased $69 million or 10% for the nine months ended September 30, 2018 as compared with the 2017 period, driven by positive renewal premium change and higher new business partially offset by a higher level of ceded reinsurance. The trend in net earned premiums was consistent with net written premiums in Commercial and International for the nine months ended September 30, 2018 as compared with the 2017 period.

Core income increased $255 million for the nine months ended September 30, 2018 as compared with the 2017 period. Excluding the favorable effect of the corporate income tax rate change and the Small Business premium rate adjustments, core income increased approximately $76 million due to improved underwriting results and lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development and lower net investment income, driven by limited partnership returns.

Pretax net catastrophe losses were $106 million and $342 million for the nine months ended September 30, 2018 and 2017 as the prior year period was impacted by Hurricanes Harvey, Irma and Maria. For the nine months ended September 30, 2018 and 2017, Specialty had net catastrophe losses of $22 million and $44 million, Commercial had net catastrophe losses of $73 million and $238 million and International had net catastrophe losses of $11 million and $60 million.

Favorable net prior year loss reserve development decreased to $160 million from $227 million for the nine months ended September 30, 2018 as compared to the 2017 period primarily due to a decrease of $67 million in Commercial. Further information on net prior year development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio of 87.1% improved 1.7 points for the nine months ended September 30, 2018 as compared with the same period in 2017. The loss ratio improved 1.8 points primarily due to an improved current accident year loss ratio partially offset by lower favorable net prior year loss reserve development. The expense ratio for nine months ended September 30, 2018 was consistent with the same period in 2017.

Commercial’s combined ratio of 97.0% improved 7.4 points for the nine months ended September 30, 2018 as compared to the 2017 period. The loss ratio improved 5.6 points driven by lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development. Excluding the Small Business premium rate adjustments, the expense ratio improved 1.2 points driven by lower employee costs and IT spend.

International’s combined ratio of 101.8% improved 6.0 points for the nine months ended September 30, 2018 as compared with the 2017 period. The loss ratio improved 5.6 points, primarily due to lower net catastrophe losses partially offset by a higher number of large property losses. The expense ratio for the nine months ended September 30, 2018 improved 0.4 points as compared with the 2017 period driven by higher net earned premiums partially offset by higher employee costs.

Effective October 1, 2018, CNA will no longer write property treaty, marine hull and construction all risk/erection all risk through the Lloyd’s platform. While these three classes combined represent a relatively small component of International’s business, it may result in lower net written premiums within the CNA Hardy line of business.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Net earned premiums	$133	$136	$398	$404
Net investment income	205	201	614	602
Core income (loss)	12	(8)	(83)	(63)

Three Months Ended September 30, 2018 Compared to 2017

Core income was $12 million for the three months ended September 30, 2018, an increase of $20 million as compared with the 2017 period. Excluding the unfavorable effect of the corporate income tax rate change, core income increased by approximately $32 million. This increase was driven by a $24 million after tax reduction in long term care claim reserves resulting from the annual claims experience study. This study was completed in the third quarter of 2018 as compared to the fourth quarter in 2017. Persistency continues to benefit from a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. Morbidity continues to trend in line with expectations.

Nine Months Ended September 30, 2018 Compared to 2017

The core loss was $83 million for the nine months ended September 30, 2018, an increase of $20 million as compared with the 2017 period. Excluding the unfavorable effect of the corporate income tax rate change, core loss decreased by approximately $38 million. Results for the nine months ended September 30, 2018 includes the $24 million benefit of the reduction in long term care claim reserves resulting from the annual claims experience study. Persistency continues to benefit from a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. The favorable persistency trend was partially offset by a significant number of policies converting to a fully paid-up status with modest future benefits following the termination of a large group account. The reserves associated with these converted policies were, on average, slightly higher than the previously recorded carried reserves, resulting in a negative financial impact. Morbidity continues to trend in line with expectations. The core loss was also impacted by non-recurring costs of $27 million associated with the transition to a new IT infrastructure service provider and higher adverse net prior year reserve development recorded in 2018 for A&EP under the loss portfolio transfer as compared with the 2017 period, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Other Insurance Operations Policyholder Reserves

Annually, CNA assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. The GPV process occurred in the third quarter of 2018 as compared to the fourth quarter in 2017. See the Insurance Reserves section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the reserving process.

The September 30, 2018 GPV indicated recorded reserves included a margin of approximately $182 million. A summary of the changes in the estimated reserve margin is presented in the table below:

(In millions)

Long term care active life reserve - change in estimated reserve margin

December 31, 2017 estimated margin	$246

Changes in underlying morbidity assumptions	(213)
Changes in underlying persistency assumptions and inforce policy inventory	(86)
Changes in underlying discount rate assumptions	17
Changes in underlying premium rate action assumptions	178
Changes in underlying expense and other assumptions	40

September 30, 2018 estimated margin	$182

The decrease in the margin in 2018 was driven by the removal of the future morbidity improvement assumption and extending the period of mortality improvement within the persistency assumptions. These unfavorable drivers were partially offset by higher than expected rate increases on active rate action programs and favorable changes to the underlying expense and discount rate assumptions.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its active life reserve assumptions. The annual GPV process involves updating all assumptions to the then current best estimate, and historically all significant assumptions have been revised each year. In the hypothetical revisions table below, CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any required increase in the recorded reserves resulting from the hypothetical revision in the table below would first reduce the margin in the carried reserves before it would affect results of operations. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

September 30, 2018	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
5% increase in morbidity	$460
10% increase in morbidity	1,103
Persistency:
5% decrease in active life mortality and lapse	$31
10% decrease in active life mortality and lapse	253
Discount rates:
50 basis point decline in future interest rates	$140
100 basis point decline in future interest rates	500
Premium rate actions:
50% decrease in anticipated future premium rate increases	-

While the GPV process indicated there is margin in the recorded future policy benefit reserves at September 30, 2018, CNA noted that its projections indicate a pattern of expected profits in earlier future years followed by expected losses in later future years (“profits followed by losses”). In that circumstance, GAAP requires that the future policy benefit reserves should be increased in the profitable years by an amount necessary to offset losses that would be recognized in later years.

As a result, in the fourth quarter of 2018 CNA will begin to establish additional future policy benefit reserves in periods where the long term care business generates core income. The amount of the additional future policy benefit reserves in each quarterly period will be based on the ratio of the present value of future losses divided by the present value of future profits resulting from the most recently completed GPV.

The need for additional future policy benefit reserves for profits followed by losses as well as the percentage used to establish such reserves will be re-evaluated in connection with the next GPV, which is expected to be completed in the third quarter of 2019.

The following table summarizes policyholder reserves for CNA’s long term care operations:

September 30, 2018	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care	$2,689	$9,078	$11,767
Structured settlement annuities	535		535
Other	16		16
Total	3,240	9,078	12,318
Shadow adjustments (a)	118	1,293	1,411
Ceded reserves (b)	193	234	427
Total gross reserves	$3,551	$10,605	$14,156

December 31, 2017

Long term care	$2,568	$8,959	$11,527
Structured settlement annuities	547		547
Other	16		16
Total	3,131	8,959	12,090
Shadow adjustments (a)	159	1,990	2,149
Ceded reserves (b)	209	230	439
Total gross reserves	$3,499	$11,179	$14,678

(a)

To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, an increase in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”).

(b)	Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the CNA segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Core income (loss):
Property & Casualty Operations	$305	$167	$951	$696
Other Insurance Operations	12	(8)	(83)	(63)
Total core income	317	159	868	633
Realized investment gains (after tax)	12	12	19	63
Consolidating adjustments including purchase accounting and noncontrolling interests	(29)	(41)	(86)	(88)
Net income attributable to Loews Corporation	$300	$130	$801	$608

Diamond Offshore

Overview

Oil prices continued to rise during the third quarter of 2018, with Brent crude closing above $80 per barrel at the end of September of 2018. Despite the increase in commodity price, the recovery of the offshore contract drilling market has lagged with floater utilization and dayrates remaining at low levels, compared to the most recent peak cycle in the offshore contract drilling market. Many market analysts expect that with current market fundamentals and a continuation of rig scrapping activity, floater utilization and dayrates will increase in the next 12-24 months. As dayrates increase, offshore drillers with more available floaters and/or unpriced options for currently committed rigs will be better positioned to take advantage of the market recovery as it materializes.

Capital spending for offshore exploration and development remained at a relatively low level during the first nine months of 2018 and is likely to remain flat through the end of 2018. However, many market analysts predict that the stage is set for higher offshore activity either in 2019, or more likely in 2020, given the recent and, thus far, sustained increase in oil prices above the $50 per barrel level, combined with a robust worldwide demand for oil consumption and shrinking oil reserves, resulting from both low exploration activity and new discovery rates. To date, there has been an increase in contract tenders for late 2019 and 2020 project commencements, primarily for work in the North Sea and Australia floater markets. Many of these tenders are limited to single-well jobs, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.

Even with the increase in contract tendering activity, the recovery of the offshore contract drilling industry continues to be challenged by an oversupply of drilling rigs. Industry reports indicate that there remain approximately 30 newbuild floaters on order or under construction with scheduled deliveries between 2018 and 2021, most of which have not yet been contracted for future work. In addition, contract rollovers of currently contracted rigs are expected to add to the oversupply of rigs if options for future work are not exercised or further work is not secured for these rigs. Industry analysts currently report that there could be nearly 30 contract rollovers in the fourth quarter of 2018. In addition, certain drilling contractors have announced the reactivation of stacked rigs or plans to reactivate certain rigs if contracts are awarded. This supply-and-demand imbalance will continue to impact dayrates until the oversupply is equalized by an increase in demand or through the retirement of rigs.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $2.0 billion and $2.4 billion as of October 1, 2018 (based on information available at that time) and January 1, 2018 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2017). The contract drilling backlog by year as of October 1, 2018 is $0.2 billion in 2018 (for the three-month period beginning October 1, 2018), $0.8 billion in 2019, $0.7 billion in 2020 and an aggregate $0.3 billion for the years 2021 and 2022. Contract drilling backlog excludes future commitment amounts of $30 million in 2019, $30 million in 2020 and $75 million in 2021 through 2023, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

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

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Net investment income	$2		$6	$1
Contract drilling revenues	281	$357	834	1,113
Other revenues	6	11	19	30
Total	289	368	859	1,144
Expenses:
Contract drilling expenses	188	198	562	598
Other operating expenses
Impairment of assets			27	72
Other expenses	123	109	338	342
Interest	34	64	92	119
Total	345	371	1,019	1,131
Income (loss) before income tax	(56)	(3)	(160)	13
Income tax benefit	5	14	59	35
Amounts attributable to noncontrolling interests	24	(5)	47	(23)
Net income (loss) attributable to Loews Corporation	$(27)	$6	$(54)	$25

Three Months Ended September 30, 2018 Compared to 2017

Contract drilling revenue decreased $76 million for the three months ended September 30, 2018 as compared with the 2017 period, primarily due to 231 fewer revenue earning days resulting primarily from incremental downtime for planned shipyard projects. Contract drilling expense decreased $10 million for the three months ended September 30, 2018 as compared with the 2017 period, primarily due to currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the third quarter of 2017. Other expenses increased $14 million for the three months ended September 30, 2018 as compared with the 2017 period primarily due to an $18 million charge recorded in 2018 for settlement of a previously pending legal matter.

Interest expense decreased $30 million for the three months ended September 30, 2018 as compared with the 2017 period, primarily due to costs resulting from the redemption of debt in 2017.

Net results attributable to Loews Corporation decreased $33 million for the three months ended September 30, 2018 as compared with the 2017 period, reflecting lower margins from contract drilling services, primarily due to lower contract drilling revenues, a lower tax benefit recognized and costs associated with a legal settlement.

Nine Months Ended September 30, 2018 Compared to 2017

Contract drilling revenue decreased $279 million for the nine months ended September 30, 2018 as compared with the 2017 period, primarily due to 701 fewer revenue earning days, combined with the effect of lower average daily revenue earned. Contract drilling expense decreased $36 million for the nine months ended September 30, 2018 as compared with the 2017 period, primarily due to reduced costs of $44 million for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the first nine months of 2017. Contract drilling expenses for the current rig fleet increased $9 million, reflecting increased costs for fuel, maintenance, mobilization and other rig operating costs, partially offset by favorable reductions in labor and related rig operating costs.

Interest expense decreased $27 million for the nine months ended September 30, 2018 as compared with the 2017 period, primarily due to costs resulting from the redemption of debt in 2017, partially offset by incremental interest expense from senior notes issued in the third quarter of 2017.

Net results attributable to Loews Corporation decreased $79 million for the nine months ended September 30, 2018 as compared with the 2017 period, primarily due to the lower contract drilling revenues and other changes discussed above. The decrease in net results was partially offset by lower depreciation expense, primarily due to a lower depreciable asset base as a result of asset impairments recognized in 2017, lower impairment charges and an income tax benefit of $43 million ($23 million after noncontrolling interests) for the reversal of an uncertain tax position recognized in the fourth quarter of 2017, as discussed in Note 1 to the Consolidated Condensed Financial Statements under Item 1.

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

Firm Agreements

A substantial portion of Boardwalk Pipeline’s transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended September 30, 2018, approximately 87% of Boardwalk Pipeline’s revenues, excluding retained fuel, were derived from fixed fees under firm agreements. Boardwalk Pipeline expects to earn revenues of approximately $10.0 billion from fixed fees under committed firm agreements in place as of September 30, 2018, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $1.1 billion from the comparable amount at December 31, 2017, from contracts entered into during 2018. For Boardwalk Pipeline’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (“FERC”) regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipeline may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to September 30, 2018.

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

FERC Matters

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. In addition, in the first quarter of 2018, the FERC issued a set of related issuances, which addressed the inclusion of federal income tax allowances in interstate pipeline companies’ rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. As a result of the purchase of the outstanding common units by the General Partner on July 18, 2018, and its election to be treated as a corporation for federal income tax purposes, the Revised Policy Statement should not have an impact on the ability of Boardwalk Pipeline’s FERC-regulated natural gas pipelines to include an income tax allowance in their cost-of-service.

Included in the first quarter of 2018 issuances was a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. On July 18, 2018, the FERC issued its final order on the NOPR, which requires all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. Customers will be provided an opportunity to protest or comment on each pipeline’s informational filing. This procedure may encourage the FERC or one or more of Boardwalk Pipeline’s customers to challenge a pipeline’s informational filings which could lead to challenges to a pipeline’s currently effective maximum applicable rates pursuant to Section 5 of the Natural Gas Act (“NGA”). Boardwalk Pipeline’s FERC-regulated natural gas pipelines include Texas Gas Transmission, LLC, which filed its informational filing on October 11, 2018, and Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, which are required to make their filings on December 6, 2018.

The NOPR requires that each FERC-regulated natural gas pipeline select one of four options when it makes its informational filing: (i) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement; (ii) commit to filing a general NGA Section 4 rate case in the near future; (iii) file a statement explaining why an adjustment to rates is not needed; or (iv) take no other action beyond submitting the informational filing. Because of the ownership changes described above, the informational filings submitted or to be submitted by Boardwalk Pipeline’s FERC-regulated natural gas pipelines will include an income tax component in each of the pipelines’ cost-of-service.

Even without action on the NOPR or Notice of Inquiry, the FERC and/or Boardwalk Pipeline’s customers may challenge the maximum applicable rates that any of Boardwalk Pipeline’s regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge. If such a challenge is successful for any of its pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Other revenue, primarily operating	$279	$301	$901	$987
Total	279	301	901	987
Expenses:
Operating	197	191	598	646
Interest	44	41	131	131
Total	241	232	729	777
Income before income tax	38	69	172	210
Income tax expense	(10)	(18)	(24)	(46)
Amounts attributable to noncontrolling interests		(34)	(68)	(104)
Net income attributable to Loews Corporation	$28	$17	$80	$60

Three Months Ended September 30, 2018 Compared to 2017

Total revenues decreased $22 million for the three months ended September 30, 2018 as compared with the 2017 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $17 million due to lower transportation revenues of $14 million, which resulted primarily from contract restructuring and contract expirations that were recontracted at overall lower average rates, partially offset by revenues from projects placed into service and higher system utilization. In addition, storage and parking and lending revenues decreased related to unfavorable market conditions.

Operating expenses increased $6 million for the three months ended September 30, 2018 as compared with the 2017 period. Excluding items offset in operating revenues, operating expenses increased $12 million primarily due to higher depreciation expense and property taxes from an increased asset base from recently completed growth projects and increased employee related costs. Interest expense increased $3 million for the three months ended September 30, 2018 as compared with the 2017 period primarily due to lower capitalized interest due to lower capital spending.

Net income attributable to Loews Corporation increased $11 million for the three months ended September 30, 2018 as compared with the 2017 period as a result of the Company now owning 100% of Boardwalk Pipeline as compared to 51% in the prior year period and the lower corporate income tax rate. However, on a pretax basis, earnings decreased due to the changes discussed above.

Nine Months Ended September 30, 2018 Compared to 2017

Total revenues decreased $86 million for the nine months ended September 30, 2018 as compared with the 2017 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $56 million due to lower transportation revenues of $37 million, which resulted primarily from contract restructuring and contract expirations that were recontracted at overall lower average rates, partially offset by revenues from projects placed into service and by higher system utilization. In addition, storage and parking and lending revenues decreased related to unfavorable market conditions.

Operating expenses decreased $48 million for the nine months ended September 30, 2018 as compared with the 2017 period. Excluding items offset in operating revenues and the $47 million loss on sale of a processing plant in 2017, operating expenses increased $25 million primarily due to higher depreciation expense and property taxes from an increased asset base from recently completed growth projects and increased employee related costs.

Net income attributable to Loews Corporation increased $20 million for the nine months ended September 30, 2018 as compared with the 2017 period as a result of the Company now owning 100% of Boardwalk Pipeline and the lower corporate income tax rate. On a pretax basis, earnings decreased due to the changes discussed above.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Operating revenue	$148	$137	$472	$427
Gain on sale of owned hotel	23		23
Revenues related to reimbursable expenses	19	25	79	83
Total	190	162	574	510
Expenses:
Operating	129	124	399	375
Asset impairments at owned hotels	22		22
Reimbursable expenses	19	25	79	83
Depreciation	16	15	49	46
Equity income from joint ventures	(17)	(17)	(55)	(61)
Interest	7	7	22	20
Total	176	154	516	463
Income before income tax	14	8	58	47
Income tax expense	(3)	(4)	(17)	(23)
Net income attributable to Loews Corporation	$11	$4	$41	$24

Operating revenues increased $11 million and $45 million and operating expenses increased $5 million and $24 million for the three and nine months ended September 30, 2018 as compared with the 2017 periods due to the improved performance of several owned hotels, primarily the Loews Miami Beach Hotel and the Loews Coronado Bay Resort. Total revenues for the three and nine months ended September 30, 2018 include a $23 million gain on sale of the Loews Annapolis Hotel. Asset impairments for the three and nine months ended September 30, 2018 reflect reductions in the carrying value of two owned properties.

Equity income from joint ventures for the three months ended September 30, 2018 was consistent with the prior year period. Equity income from joint ventures decreased $6 million for the nine months ended September 30, 2018 primarily due to a net benefit of $10 million from a gain on sale partially offset by an impairment charge related to joint venture hotel properties in the first quarter of 2017. Absent this net benefit, equity income from joint ventures increased primarily due to higher equity income from Universal Orlando joint venture properties.

Net income attributable to Loews Corporation increased $7 million and $17 million for the three and nine months ended September 30, 2018 as compared with the 2017 periods. Excluding the effect of the corporate income tax rate change, net income increased approximately $3 million and $5 million primarily due to the changes discussed above.

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

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2018 and 2017 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Revenues:
Net investment income	$5	$48	$61	$109
Other revenues	223	201	653	294
Total	228	249	714	403
Expenses:
Operating	244	221	714	389
Interest	27	28	81	68
Total	271	249	795	457
Loss before income tax	(43)	-	(81)	(54)
Income tax benefit	9		14	20
Net loss attributable to Loews Corporation	$(34)	$-	$(67)	$(34)

Net investment income decreased $43 million for the three months ended September 30, 2018 as compared with the 2017 period, primarily due to lower results from equity based investments in the trading portfolio and limited partnership investments. Net investment income decreased $48 million for the nine months ended September 30, 2018 as compared with the 2017 period, primarily due to lower results from equity based investments in the trading portfolio, partially offset by improved performance by derivative related investments in the trading portfolio and favorable results from invested cash balances.

Other revenues increased $22 million for the three months ended September 30, 2018 as compared with the 2017 period due to an increase of $21 million from Consolidated Container primarily reflecting the pass-through effect of higher resin prices. Resin price changes are passed through to Consolidated Container’s customers on a short-term lag, generally about one month. When a pass-through occurs, revenues and expenses change by the same amount so that Consolidated Container’s gross margin returns to the same level as prior to the change in prices. Other revenues increased $359 million for the nine months ended September 30, 2018 as compared with the 2017 period due to Consolidated Container’s revenues reflecting nine months of operations in the 2018 period as compared with approximately four months of operations in the 2017 period since the acquisition date, May 22, 2017.

Operating expenses increased $23 million for the three months ended September 30, 2018 as compared with the 2017 period primarily due to an increase in resin prices from Consolidated Container’s operations. Operating expenses increased $325 million for the nine months ended September 30, 2018 as compared with the 2017 period, primarily due to Consolidated Container’s expenses reflecting nine months of operations in the 2018 period as compared with approximately four months of operations in the 2017 period. This increase is partially offset by the absence of costs related to the acquisition of Consolidated Container and decreased corporate overhead expenses. Interest expense increased $13 million for the nine months ended September 30, 2018 as compared with the 2017 period, primarily due to interest expense associated with Consolidated Container’s term loan reflecting nine months in the 2018 period as compared with approximately four months in the 2017 period.

Net results decreased $34 million and $33 million for the three and nine months ended September 30, 2018 as compared with the 2017 periods. Excluding the effect of the corporate income tax rate change, net results decreased $29 million and $18 million primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.2 billion at September 30, 2018 as compared to $4.9 billion at December 31, 2017. During the nine months ended September 30, 2018, we received $768 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $1.5 billion to fund the purchase of common units in Boardwalk Pipeline as discussed below, $889 million to fund treasury stock purchases, $60 million of cash dividends to our shareholders and approximately $65 million of net cash contributions to Loews Hotels & Co. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

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

As of October 26, 2018, there were 314,190,649 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2018, we purchased 17.4 million shares of Loews common stock. As of October 26, 2018, we had purchased an additional 0.8 million shares of Loews common stock in 2018 at an aggregate cost of $36 million.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock.

Subsidiaries

CNA’s cash provided by operating activities was $868 million for the nine months ended September 30, 2018 as compared with $894 million for the 2017 period. The decrease in cash provided by operating activities was driven by higher income taxes paid and higher net claim payments, partially offset by an increase in premiums collected. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs.

CNA declared and paid dividends of $2.95 per share on its common stock, including a special dividend of $2.00 per share during the nine months ended September 30, 2018. On November 2, 2018, CNA’s Board of Directors declared a quarterly dividend of $0.35 per share on its common stock, payable December 5, 2018 to shareholders of record on November 19, 2018. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2018, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department’s prior approval is approximately $1.1 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $100 million during the three months ended December 31, 2017 and $910 million during the nine months ended September 30, 2018. As of September 30, 2018, CCC is able to pay approximately $63 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities for the nine months ended September 30, 2018 decreased $178 million compared to the 2017 period, primarily due to lower cash receipts for contract drilling services of $220 million, partially offset by a net decrease in cash expenditures for contract drilling services and other working capital requirements of $3 million and lower income tax payments, net of refunds, of $39 million.

For 2018, Diamond Offshore has budgeted approximately $220 million for capital expenditures. At September 30, 2018, Diamond Offshore has no significant purchase obligations, except for those related to its direct rig operations, which arise during the normal course of business.

In October of 2018, Diamond Offshore entered into a new senior five-year revolving credit agreement with maximum borrowings available of $950 million which may be used for general corporate purposes, including investments, acquisitions and capital expenditures. The new credit agreement, which expires on October 2, 2023, provides for a swingline subfacility of $100 million and a letter of credit subfacility in the amount of $250 million. Diamond Offshore also amended its existing credit agreement to reduce the aggregate principal amounts of commitments to $325 million, of which, $40 million matures in March of 2019, $60 million matures in October of 2019 and $225 million matures in October of 2020. As of September 30, 2018, Diamond Offshore was in compliance with all covenant requirements under its existing credit agreement. As of November 2, 2018, Diamond Offshore had no outstanding borrowings under its credit agreements.

In August of 2018, S&P Global Ratings downgraded Diamond Offshore’s corporate credit rating to B from B+ with a negative outlook and Moody’s Investors Service, Inc. downgraded Diamond Offshore’s corporate credit rating to B2 from Ba3 with a negative outlook. Market conditions and other factors, many of which are outside of Diamond Offshore’s control, could cause its credit ratings to be further lowered. Any further downgrade in Diamond Offshore’s credit ratings could cause an increase in the fees paid under the new credit agreement and could adversely impact its cost of issuing additional debt and the amount of additional debt that it could issue and could further restrict its access to capital markets and its ability to raise funds by issuing additional debt. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

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

Boardwalk Pipeline’s cash provided by operating activities decreased $48 million for the nine months ended September 30, 2018 compared to the 2017 period primarily due to the change in net income.

In June of 2018, Boardwalk Pipeline retired at maturity the $185 million outstanding aggregate principal amount of its 5.2% senior notes with borrowings under its credit facility. As of September 30, 2018, Boardwalk Pipeline had $555 million of outstanding borrowings under its revolving credit facility and was in compliance with all covenant requirements. Boardwalk Pipeline has a subordinated loan agreement with a subsidiary of the Company under which it could borrow up to $300 million until December 31, 2018. As of November 2, 2018, Boardwalk Pipeline had no outstanding borrowings under the subordinated loan agreement.

For the nine months ended September 30, 2018 and 2017, Boardwalk Pipeline’s capital expenditures were $345 million and $496 million, consisting of a combination of growth and maintenance capital. During the three months ended September 30, 2018, Boardwalk Pipeline purchased $10 million of natural gas to be used as base gas for its pipeline system.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Fixed income securities:
Taxable fixed income securities	$366	$350	$1,070	$1,051
Tax-exempt fixed income securities	93	106	298	320
Total fixed income securities	459	456	1,368	1,371
Limited partnership and common stock investments	23	51	96	157
Other, net of investment expense	5	2	19	1
Pretax net investment income	$487	$509	$1,483	$1,529

Fixed income securities after tax and noncontrolling interests	$338	$295	$1,010	$890

Net investment income after tax and noncontrolling interests	$357	$325	$1,091	$981

Effective income yield for the fixed income securities portfolio, before tax	4.7%	4.7%	4.7%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.4%	3.9%	3.4%

Net investment income before tax and noncontrolling interests for the three months ended September 30, 2018 decreased $22 million as compared with the 2017 period. The decrease was driven by limited partnership and common stock investments, which returned 0.9% in 2018 as compared with 2.2% in the 2017 period. However, despite the decline in limited partnership income, net investment income after tax and noncontrolling interests increased $32 million for the three months ended September 30, 2018 as compared with the 2017 period driven by the lower federal corporate income tax rate.

Net investment income before tax and noncontrolling interests for the nine months ended September 30, 2018 decreased $46 million as compared with the 2017 period. The decrease was driven by limited partnership and common stock investments, which returned 4.0% in 2018 as compared with 6.8% in the 2017 period. However, despite the decline in limited partnership income, net investment income after tax and noncontrolling interests increased $110 million for the nine months ended September 30, 2018 as compared with the 2017 period driven by the lower federal corporate income tax rate.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate bonds and other	$8	$14	$36	$85
States, municipalities and political subdivisions	9	4	35	14
Asset-backed	(7)	(2)	(39)	(7)
Total fixed maturity securities	10	16	32	92
Non-redeemable preferred stock	2		(23)
Short term and other	3		12	1
Total realized investment gains (losses)	15	16	21	93
Income tax (expense) benefit	(3)	(4)	(2)	(30)
Amounts attributable to noncontrolling interests	(1)	(2)	(2)	(7)
Net realized investment gains (losses) attributable to Loews Corporation	$11	$10	$17	$56

Net realized investment gains before tax and noncontrolling interests decreased $1 million for the three months ended September 30, 2018 as compared with the 2017 period.

Net realized investment gains before tax and noncontrolling interests decreased $72 million for the nine months ended September 30, 2018 as compared with the 2017 period. The decrease was driven by lower net realized gains on sales of securities and the decline in fair value of non-redeemable preferred stock.

Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,430	$(96)	$4,514	$21
AAA	3,064	221	1,954	152
AA	6,575	459	8,982	914
A	8,838	525	9,643	952
BBB	13,997	417	13,554	1,093
Non-investment grade	2,724	50	2,840	140
Total	$39,628	$1,576	$41,487	$3,272

As of September 30, 2018 and December 31, 2017, 3% and 2% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2018	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,735	$113
AAA	488	10
AA	1,093	19
A	2,558	57
BBB	6,319	167
Non-investment grade	1,031	37
Total	$15,224	$403

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2018	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$231	$6
Due after one year through five years	2,540	37
Due after five years through ten years	10,369	294
Due after ten years	2,084	66
Total	$15,224	$403

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

	September 30, 2018		December 31, 2017
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$16,155	8.2	$16,797	8.4
Other investments	25,407	4.5	26,817	4.4

Total	$41,562	5.9	$43,614	5.9

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	September 30, 2018	December 31, 2017
(In millions)

Short term investments:
Commercial paper	$895	$905
U.S. Treasury securities	227	355
Other	168	176
Total short term investments	$1,290	$1,436

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2018. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Notes 9 and 10 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 include a detailed discussion of certain risk factors facing the company. No updates or additions have been made to such risk factors as of September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2018 - July 31, 2018	1,056,383	$49.38	N/A	N/A

August 1, 2018 - August 31, 2018	374,935	49.82	N/A	N/A

September 1, 2018 - September 30, 2018	347,132	49.89	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION

(Registrant)

Dated: November 5, 2018	By:	/s/ David B. Edelson

DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)