Form 10-K
period 2018-12-31
LOEWS CORP
filed 2019-02-13
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,382,000,000.

As of February 1, 2019, there were 311,299,326 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON

FORM 10-K FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2018

PART I

Item 1. Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:

🌑	commercial property and casualty insurance (CNA Financial Corporation, a 89% owned subsidiary);

🌑	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary);

🌑	transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP, a wholly owned subsidiary);

🌑	operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); and

🌑	manufacture of rigid plastic packaging solutions (Consolidated Container Company LLC, a 99% owned subsidiary).

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

On June 29, 2018, Boardwalk GP, LP (“General Partner”), the general partner of Boardwalk Pipeline Partners LP and an indirect wholly owned subsidiary of the Company, elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline Partners LP not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of Boardwalk Pipeline Partners LP’s Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”). On July 18, 2018, the General Partner completed the transaction for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion, in the aggregate. For further information on this transaction, see Note 2 of the Notes to the Consolidated Financial Statements, included under Item 8.

We have five reportable segments comprised of CNA Financial Corporation, Diamond Offshore Drilling, Inc., Boardwalk Pipeline Partners, LP, Loews Hotels Holding Corporation and the Corporate segment. The operations of Consolidated Container since the acquisition date in the second quarter of 2017 are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Additional financial information on each of our segments is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited and Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”). CNA accounted for 72.0%, 69.8% and 71.6% of our consolidated total revenue for the years ended December 31, 2018, 2017 and 2016.

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

Property & Casualty Operations

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) includes its Specialty, Commercial and International lines of business.

Specialty

Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:

Management & Professional Liability: Management & Professional Liability consists of the following coverages and products:

🌑	professional liability coverages and risk management services to various professional firms, including architects, real estate agents, accounting firms and law firms;

🌑

directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations;

🌑

insurance products to serve the health care industry including professional and general liability as well as associated standard property and casualty coverages. Key customer groups include aging services, allied medical facilities, dentists, physicians, hospitals, nurses and other medical practitioners.

Surety: Surety offers small, medium and large contract and commercial surety bonds. Surety provides surety and fidelity bonds in all 50 states.

Warranty and Alternative Risks: Warranty and Alternative Risks provides extended service contracts and insurance products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles, portable electronic communication devices and other consumer goods. Service contracts are generally distributed by commission-based independent representatives and sold by auto dealerships and retailers in North America to customers in conjunction with the purchase of a new or used vehicle or new consumer goods. Additionally, CNA’s insurance companies may issue contractual liability insurance policies or guaranteed asset protection reimbursement insurance policies to cover the liabilities of these service contracts issued by affiliated entities or third parties.

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

International

International underwrites property and casualty coverages on a global basis through its United Kingdom-based insurance company, a branch operation in Canada as well as through its presence at Lloyd’s of London (“Lloyd’s”) through Hardy Syndicate 382. Effective January 1, 2019, European Economic Area (“EEA”) business will be written through a Luxembourg-based insurance company. Underwriting activities are managed through three business units that operate across all locations: Property, Energy & Marine, Casualty and Specialty and managed from headquarters in London.

Property & Casualty Structure

CNA’s Property & Casualty Operations field structure in the United States of America (“U.S.”) consists of 49 underwriting locations. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. CNA’s claim presence consists of six primary locations where it handles multiple claim types and key business functions. Additionally, regional claim offices are aligned with CNA’s underwriting field structure. CNA also has a presence in Canada and Europe consisting of 17 branch operations and access to business placed at Lloyd’s through Hardy.

Other Insurance Operations

Other Insurance Operations include CNA’s long term care business that is in run-off, certain corporate expenses, including interest on CNA corporate debt, and certain property and casualty businesses in run-off, including CNA Re and asbestos and environmental pollution (“A&EP”).

Other

Competition: The property and casualty insurance industry is highly competitive both as to rate and service. CNA competes with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. Accordingly, CNA must continuously allocate resources to refine and improve its insurance products and services. CNA is one of the largest commercial property and casualty insurance companies in the U.S.

Current Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision. Regulatory oversight by applicable agencies is exercised through review of submitted filings and information, examinations (both financial and market conduct), direct inquiries and interviews. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to corporate governance requirements, risk management practices and disclosures and premium rate regulations requiring rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets or payments may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfers or payments.

As CNA’s insurance operations are conducted in both domestic and foreign jurisdictions, CNA is subject to a number of regulatory agency requirements applicable to a portion, or all, of CNA’s operations. These include but are not limited to, the State of Illinois Department of Insurance (which is CNA’s global group-wide supervisor), the U.K. Prudential Regulatory Authority and Financial Conduct Authority, the Office of Superintendent of Financial Institutions of Canada and the Bermuda Monetary Authority.

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

Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to terrorism and natural catastrophe exposures, cybersecurity risk management, federal financial services reforms and certain tax reforms.

The Terrorism Risk Insurance Program Reauthorization Act of 2015 provides for a federal government backstop for insured terrorism risks through 2020. The mitigating effect of such law is part of the analysis of CNA’s overall risk posture for terrorism and, accordingly, CNA’s risk positioning may change if such law were modified.

CNA also continues to invest in the security of its systems and network on an enterprise-wide basis. This requires investment of a significant amount of resources by CNA on an ongoing basis. Potential implications of possible cybersecurity legislation on such current investment, if any, are uncertain.

The foregoing laws, regulations and proposals, either separately or in the aggregate, create a regulatory and legal environment that may require changes in CNA’s business plan or significant investment of resources in order to operate in an effective and compliant manner.

Additionally, various legislative and regulatory efforts to reform the tort liability system have, and will continue to, affect the industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in court actions and by federal and state legislatures that continue to expand liability for insurers and their policyholders.

Hardy, a specialized Lloyd’s underwriter, is also supervised by the Council of Lloyd’s, which is the franchisor for all Lloyd’s operations. The Council of Lloyd’s has wide discretionary powers to regulate Lloyd’s underwriting, such as establishing the capital requirements for syndicate participation. In addition, the annual business plan of each syndicate is subject to the review and approval of the Lloyd’s Franchise Board, which is responsible for business planning and monitoring for all syndicates.

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

Regulation Outlook: The IAIS has developed a Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”) which is focused on the effective group-wide supervision of internationally active insurance groups, such as CNA. As part of ComFrame, the IAIS is developing an international capital standard for insurance groups. While the details of ComFrame including a global group capital standard and its applicability to CNA are uncertain at this time, certain jurisdictional regulatory regimes are subject to revision in response to these global developments.

There have also been definitive developments with respect to prudential insurance supervision unrelated to the IAIS activities. On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (“USTR”) and the E. U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance (“U.S.-E.U. Covered Agreement”). The U.S.-E.U. Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from E.U. reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. On December 18, 2018, the U.S. Treasury Department, the USTR, and the United Kingdom (“U.K.”) announced they formally signed the Bilateral Agreement on Prudential Measures Regarding Insurance and Reinsurance (“U.S.-U.K. Covered Agreement”). This Agreement has similar terms as the U.S.-E.U. Covered Agreement, and will become effective upon the U.K.’s exit from the E.U.

Because these covered agreements are not self-executing, U.S. state laws will need to be revised to change reinsurance collateral requirements to conform to the provisions within each of the agreements. Before any such revision to state laws can be advanced, the National Association of Insurance Commissioners (“NAIC”) must develop a new approach for determination of the appropriate reserve credit under statutory accounting for E.U. and U.K. based alien reinsurers. In addition, the NAIC is currently developing an approach to group capital regulation as the current U.S. regulatory regime is based on legal entity regulation. Both the reinsurance collateral requirement change and adoption of group capital regulation must be effected by the states within five years from the signing of the Covered Agreements, or states risk federal preemption. CNA will monitor the modification of state laws and regulations in order to comply with the provisions of the Covered Agreements and assess potential effects on its operations and prospects.

Properties: CNA’s principal executive offices are based in Chicago, Illinois. CNA’s subsidiaries maintain office space in various cities throughout the United States and various countries. CNA leases all of its office space.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (together with its subsidiaries, “Diamond Offshore”) provides contract drilling services to the energy industry around the world with a fleet of 17 offshore drilling rigs consisting of four drillships and 13 semisubmersible rigs. Diamond Offshore accounted for 7.8%, 10.9% and 12.1% of our consolidated total revenue for the years ended December 31, 2018, 2017 and 2016.

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

Fleet Enhancements and Additions: Diamond Offshore’s long-term strategy is to upgrade its fleet to meet customer demand for advanced, efficient and high-tech rigs by acquiring or building new rigs when possible to do so at attractive prices. Diamond Offshore’s most recent fleet enhancement cycle was completed in 2016 with the delivery of the Ocean GreatWhite. During 2018, Diamond Offshore began reactivation of the Ocean Endeavor. The rig is currently in the U.K., where it is completing its reactivation and is undergoing contract preparation activities in advance of its upcoming contract in the second quarter of 2019. In addition, in late 2018, Diamond Offshore initiated the reactivation and upgrade of the Ocean Onyx to increase the rig’s marketability by expanding its lower deck load, reducing rig motion response and making other technologically desirable enhancements sought by Diamond Offshore’s customers. The Ocean Onyx has been moved to Singapore, where Diamond Offshore expects its upgrade to be completed in the later part of 2019.

Diamond Offshore continues to evaluate further rig acquisition and enhancement opportunities as they arise. However, Diamond Offshore can provide no assurance whether, or to what extent, it will continue to make rig acquisitions or enhancements to its fleet.

Markets: The principal markets for Diamond Offshore’s contract drilling services are:

🌑	the Gulf of Mexico, including the U.S. and Mexico;

🌑	South America, principally offshore Brazil and Trinidad and Tobago;

🌑	Australia and Southeast Asia, including Malaysia, Indonesia, Myanmar and Vietnam;

🌑	Europe, principally offshore the U.K. and Norway;

🌑	East and West Africa; and

🌑	the Mediterranean.

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

The duration of a dayrate drilling contract is generally tied to the time required to drill a single well or a group of wells, which Diamond Offshore refers to as a well-to-well contract, or a fixed period of time, in what Diamond Offshore refers to as a term contract. Diamond Offshore’s drilling contracts may be terminated by the customer in the event the drilling rig is destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to events beyond the control of either party to the contract. Certain of Diamond Offshore’s contracts also permit the customer to terminate the contract early by giving notice; in most circumstances, this requires the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally subject to mutually agreeable terms and rates at the time of the extension. In periods of decreasing demand for offshore rigs, drilling contractors may prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers may prefer shorter contracts that allow them to more quickly obtain the benefit of declining dayrates. Moreover, drilling contractors may accept lower dayrates in a declining market in order to obtain longer-term contracts and add backlog.

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2018, 2017 and 2016, Diamond Offshore performed services for 13, 14 and 18 different customers. During 2018, 2017 and 2016, Anadarko accounted for 34%, 25% and 22% of Diamond Offshore’s annual total consolidated revenues and Petróleo Brasileiro S.A. accounted for 16%, 19% and 18% of Diamond Offshore’s annual total consolidated revenues. During 2018 and 2017, Hess Corporation accounted for 25% and 16% of Diamond Offshore’s annual total consolidated revenues and BP accounted for 11% and 16% of Diamond Offshore’s annual total consolidated revenues. No other customer accounted for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2018, 2017 or 2016.

As of January 1, 2019, Diamond Offshore’s contract backlog was $2.0 billion attributable to 12 customers. All four of its drillships are currently contracted to work in the U.S. Gulf of Mexico (“GOM”). As of January 1, 2019, contract backlog attributable to Diamond Offshore’s expected operations in the GOM was $471 million, $372 million, $217 million and $36 million for the years 2019, 2020, 2021 and 2022, all of which was attributable to three customers.

Competition: Based on industry data as of the date of this Report, there are approximately 760 mobile drilling rigs in service worldwide, including approximately 240 floater rigs. Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than it does.

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

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipeline”) is engaged in the business of natural gas and natural gas liquids and hydrocarbons (herein referred to together as “NGLs”) transportation and storage. Boardwalk Pipeline accounted for 8.7%, 9.6% and 10.0% of our consolidated total revenue for the years ended December 31, 2018, 2017 and 2016.

A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) owns, directly and indirectly, the General Partner interest and all of the limited partnership interests of Boardwalk Pipeline.

Boardwalk Pipeline owns and operates approximately 13,805 miles of interconnected natural gas pipelines directly serving customers in 13 states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipeline also owns and operates approximately 425 miles of NGL pipelines in Louisiana and Texas. In 2018, its pipeline systems transported approximately 2.7 trillion cubic feet of natural gas and approximately 70.8 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipeline’s natural gas pipeline systems during 2018 was approximately 7.3 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 14 underground storage fields located in four states with aggregate working gas capacity of approximately 205.0 Bcf and Boardwalk Pipeline’s NGL storage facilities consist of 11 salt dome storage caverns located in Louisiana with an aggregate storage capacity of approximately 31.8 MMBbls. Boardwalk Pipeline also owns five salt dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGL storage operations.

Boardwalk Pipeline’s pipeline and storage systems are described below:

The Gulf South Pipeline Company, LP (“Gulf South”) pipeline system runs approximately 7,190 miles along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 9.7 Bcf per day and average daily throughput for the year ended December 31, 2018 was 3.1 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 83.5 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas Transmission, LLC (“Texas Gas”) pipeline system runs approximately 5,975 miles and is located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 5.7 Bcf per day and average daily throughput for the year ended December 31, 2018 was 2.8 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

The Gulf Crossing Pipeline Company LLC (“Gulf Crossing”) pipeline system is located in Texas and runs approximately 375 miles into Louisiana. The pipeline system has a peak-day delivery capacity of 1.9 Bcf per day and average daily throughput for the year ended December 31, 2018 was 1.4 Bcf per day.

Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services. These assets provide approximately 49.5 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 260 miles of pipeline assets. Louisiana Midstream owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 175 mile interstate ethylene pipeline that is capable of transporting approximately 3.3 billion pounds of ethylene per year between Texas and Louisiana, where it interconnects with its ethylene distribution system. Throughput for Louisiana Midstream was 70.8 MMBbls for the year ended December 31, 2018.

Boardwalk Texas Intrastate, LLC (“Texas Intrastate”) provides intrastate natural gas transportation services on approximately 255 miles of pipeline located in South Texas. Texas Intrastate is situated to provide access to industrial and liquefied natural gas (“LNG”) export markets, proposed power plants and third-party pipelines for exports to Mexico.

Boardwalk Pipeline has been engaged in several growth projects. Since 2016, Boardwalk Pipeline has placed into service several growth projects that represent more than $1.5 billion of total capital expenditures and provide more than 2.9 Bcf of natural gas transportation capacity to producers, power plants and an LNG export facility. These projects include Boardwalk Pipeline’s Northern Supply Access, Coastal Bend Header, Sulphur Storage and Pipeline Expansion and a power plant project in Louisiana. Boardwalk Pipeline expects to spend approximately $480 million on its growth projects currently under construction through 2022 that are expected to serve increased demand from natural gas end-users such as power generation plants and industrials, as well as liquids demand from petrochemical facilities. Collectively, these projects represent more than 1.3 Bcf per day of natural gas transportation to end-users. These growth projects include three projects that will provide firm transportation services to new power plant customers, one each in Louisiana, Texas and Indiana. Boardwalk Pipeline is also progressing with the construction of several NGL growth projects that are expected to provide transportation and storage services and brine supply services to petrochemical and industrial customers in southern Louisiana. All of Boardwalk Pipeline’s growth projects are secured by long-term firm contracts.

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

Governmental Regulation: The Federal Energy Regulatory Commission (“FERC”) regulates Boardwalk Pipeline’s interstate natural gas operating subsidiaries under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”). The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipeline’s natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by the FERC covering certain of their facilities, activities and services. The maximum rates that may be charged by Boardwalk Pipeline’s subsidiaries operating under the FERC’s jurisdiction, for all aspects of the natural gas transportation services they provide, are established through the FERC’s cost-based rate-making process. Key determinants in the FERC’s cost-based rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum rates that may be charged by Boardwalk Pipeline for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are also established through the FERC’s cost-based rate-making process. The FERC has authorized Boardwalk Pipeline to charge market-based rates for its firm and interruptible storage services for the majority of its other natural gas storage facilities. None of Boardwalk Pipeline’s FERC-regulated entities currently have an obligation to file a new rate case and Gulf South is prohibited from filing a rate case until May 1, 2023, subject to certain exceptions. Texas Intrastate transports natural gas in intrastate commerce under the rules and regulations established by the Texas Railroad Commission and in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services are established under Section 311 of the NGPA and are generally subject to review every five years by the FERC.

Boardwalk Pipeline is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Material Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGL pipeline facilities. Boardwalk Pipeline has authority from PHMSA to operate certain natural gas pipeline assets under issued permits with specific conditions that allow it to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline’s Specified Minimum Yield Strength (“SMYS”). Operating at these pressures allows these pipelines to transport all of the existing natural gas volumes Boardwalk Pipeline has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipeline to operate its natural gas pipeline assets at higher pressures and, in the event that PHSMA should elect not to allow Boardwalk Pipeline to operate at these higher pressures, it could affect its ability to transport all of its contracted quantities of natural gas on these pipeline assets, and Boardwalk Pipeline could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations.

PHMSA’s regulations also require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (“HCAs”) along Boardwalk Pipeline’s pipelines and take additional safety measures to protect people and property in these highly populated areas. Recent legislation has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”). The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. In 2016, the NGPSA and HLPSA were amended by the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Act”), extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Act and developing new safety standards for natural gas storage facilities in 2018. Subsequently, in December of 2016, PHMSA published an interim final rule that addresses certain safety issues related to natural gas storage facilities, including wells, wellbore tubing and casing. However, in June of 2017, PHMSA temporarily suspended specified enforcement actions pertaining to provisions of the December 2016 interim final rule, as PHMSA announced it would reconsider the interim final rule, and subsequently re-opened the rule to public comment in October of 2017. The rule has yet to be finalized. The 2016 Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim final regulations in 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. New legislation or any new regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipeline’s operations, which could cause it to incur increased capital and operating costs and operational delays. For example, in 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in newly defined “moderate consequence areas” that do not qualify as HCAs and requiring maximum allowable operating pressure validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. PHMSA has split this proposed rule into three separate rulemaking proceedings and expects to publish these proceedings in 2019.

The Surface Transportation Board (“STB”) regulates the rates Boardwalk Pipeline charges for interstate service on its ethylene pipelines. The Louisiana Public Service Commission (“LPSC”) regulates the rates Boardwalk Pipeline charges for intrastate service within the state of Louisiana on its petrochemical and NGL pipelines. The STB and LPSC require that Boardwalk Pipeline’s transportation rates are reasonable and that its practices cannot unreasonably discriminate among its shippers.

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

Many states where Boardwalk Pipeline operates also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in permitting or the development or expansion of projects and the issuance of orders enjoining performance of some or all of Boardwalk Pipeline’s operations in the affected areas. Historically, Boardwalk Pipeline’s environmental compliance costs have not had a material adverse effect on its business, but there can be no assurance that continued compliance with existing requirements will not materially affect them, or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities.

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

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 24 hotels. Twelve of these hotels are owned by Loews Hotels & Co, eight are owned by joint ventures in which Loews Hotels & Co has equity interests and four are managed for unaffiliated owners. Loews Hotels & Co’s earnings are derived from the operation of its wholly owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels & Co accounted for 5.4%, 5.0% and 5.1% of our consolidated total revenue for the years ended December 31, 2018, 2017 and 2016. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, San Diego, California (a)	439
Loews Hotel 1000, Seattle, Washington	120
Loews Hotel Vogue, Montreal, Canada	142
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York (a)	379
Loews San Francisco Hotel, San Francisco, California	155
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona	398

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Aventura Hotel, Orlando, Florida	600
Universal’s Cabana Bay Beach Resort, Orlando, Florida	2,200

Management Contract:
Bisha Hotel and Residences, Toronto, Canada	96
Loews Boston Hotel, Boston, Massachusetts	225
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	347

(a)	Owned hotels subject to a land lease.

Competition: Competition from other hotels and lodging facilities is vigorous in all locations in which Loews Hotels & Co operates. The demand for hotel rooms is seasonal and dependent on general and local economic conditions. Loews Hotels & Co properties also compete with facilities offering similar services in locations other than those in which its hotels are located. Competition among hotels is based primarily on quality of location, facilities, price and service. Because of the competitive nature of the industry, hotels must continually make expenditures for updating, refurnishing and repairs and maintenance in order to prevent competitive obsolescence and remain competitive.

Recent Developments and Growth Projects:

🌑

In 2018, Universal’s Aventura Hotel in Orlando Florida, a 600 guestroom hotel, opened. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co serves as manager and has a 50% joint venture interest in this hotel;

🌑	In 2018, the sale of Loews Annapolis Hotel in Annapolis, Maryland, was completed;

🌑	In 2018, the sale of an equity interest in Loews Boston Hotel in Boston Massachusetts was completed;

🌑	In 2019, Live! by Loews in Arlington, Texas, an approximately 300 guestroom hotel in which Loews Hotels & Co serves as manager and has a joint venture interest, is expected to be completed;

🌑

In 2019 and 2020, Universal’s Endless Summer Resort – Surfside Inn and Suites and Universal’s Endless Summer Resort – Dockside Inn and Suites at Universal Orlando, with an aggregate of approximately 2,800 guestrooms, are expected to open. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co serves as manager and has a 50% joint venture interest in these hotels;

🌑

In 2020, Loews Kansas City Hotel in Kansas City, Missouri, an approximately 800 guestroom hotel in which Loews Hotels & Co serves as manager and has a majority equity interest, is expected to be completed; and

🌑	In 2020, Live! by Loews in St. Louis, Missouri, an approximately 216 guestroom hotel in which Loews Hotels & Co serves as manager and has a joint venture interest, is expected to be completed.

CONSOLIDATED CONTAINER COMPANY LLC

Consolidated Container manufactures rigid plastic packaging to provide packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. Consolidated Container develops, manufactures and markets a wide range of extrusion blow-molded and injection molded plastic containers for target markets. In addition, Consolidated Container manufactures commodity and differentiated plastic resins from recycled plastic materials for a variety of end markets. Consolidated Container accounted for 6.2% and 3.6% of our consolidated total revenue for the years ended December 31, 2018 and 2017.

Customers: Consolidated Container sells its products to approximately 1,570 customers throughout North America. Consolidated Container’s largest customers for rigid packaging include a diverse customer base of many nationally recognized branded food, beverage and consumer products companies. The recycled resins customer base is primarily domestic with customers in several end markets such as packaging, automotive, industrial and consumer goods. Dean Foods Company represented approximately 11% of Consolidated Container’s net sales for the year ended December 31, 2018 and 11% of its net sales, since the date of acquisition, for the year ended December 31, 2017. No other customer accounted for 10% or more of Consolidated Container’s net sales during 2018 or 2017.

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

Properties: Consolidated Container leases its corporate offices in Atlanta, Georgia and Omaha, Nebraska. It operates 57 manufacturing facilities located throughout the United States and five facilities located in Canada, of which 57 are leased and five are owned. In addition, Consolidated Container utilizes eight warehouse facilities, of which seven are leased and one is owned.

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 17,900 persons at December 31, 2018. CNA employed approximately 6,100 persons. Diamond Offshore employed approximately 2,300 persons, including international crew personnel furnished through independent labor contractors. Boardwalk Pipeline employed approximately 1,240 persons, approximately 110 of whom are union members covered under collective bargaining agreements. Loews Hotels & Co employed approximately 5,460 persons, approximately 1,770 of whom are union members covered under collective bargaining agreements. Consolidated Container employed approximately 2,600 persons, approximately 230 of whom are covered under collective bargaining agreements. We and our subsidiaries have satisfactory labor relations.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First
			Became
Name	Position and Offices Held	Age	Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	56	2016
David B. Edelson	Senior Vice President and Chief Financial Officer	59	2005
Richard W. Scott	Senior Vice President and Chief Investment Officer	65	2009
Kenneth I. Siegel	Senior Vice President	61	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	69	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	66	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	65	1987

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

AVAILABLE INFORMATION

Our website address is www.loews.com. We make available, free of charge, through the website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Nominating and Governance Committee charter are also available on our website. Information on or accessible through our website is not incorporated by reference into this Report. This Annual Report on Form 10-K and other SEC filings made by the Company are also accessible through the SEC’s website at www.sec.gov.

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

You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the Securities and Exchange Commission (“SEC”) and the information we make available to the public before investing in any securities issued by us. Our subsidiaries, CNA Financial Corporation, Diamond Offshore Drilling, Inc. and Boardwalk Pipeline Partners, LP, also file reports with the SEC. You are also cautioned to carefully review and consider the information contained in the reports filed by those subsidiaries with the SEC and the information they make available to the public before investing in any of their securities.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation

If CNA determines that its recorded insurance reserves are insufficient to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, CNA may need to increase its insurance reserves which would result in a charge to CNA’s earnings.

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include frequency of claims, claim severity, mortality, morbidity, discount rates, inflation, claim handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.

There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as general liability and workers’ compensation, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with CNA’s insurance reserves are outlined in the Insurance Reserves and Critical Accounting Estimates sections of MD&A in Item 7.

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

In light of the many uncertainties associated with establishing the estimates and making the judgments necessary to establish reserve levels, CNA continually reviews and changes its reserve estimates in a regular and ongoing process as experience develops from the actual reporting and settlement of claims and as the legal, regulatory and economic environment evolves. If CNA’s recorded reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against its earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.

CNA’s actual experience could vary from the key assumptions used to determine active life reserves for long term care policies.

CNA’s active life reserves for long term care policies are based on CNA’s best estimate assumptions as of December 31, 2015 due to a reserve unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for its reserve estimates are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, CNA may be required to increase its reserves. See the Long Term Care Policyholder Reserves portion of the Insurance Reserves section of MD&A in Item 7 for more information.

Estimating future experience for long term care policies is highly uncertain because the required projection period is very long and there is limited claim history. Morbidity and persistency experience, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.

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

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate. Additionally, catastrophic events could cause CNA to exhaust its available reinsurance limits and could adversely affect the cost and availability of reinsurance.

Claim frequency and severity for some lines of business can be correlated to external factors such as economic activity, financial market volatility, increasing health care costs or changes in the legal or regulatory environment. Claim frequency and severity can also be correlated to insureds’ use of common business practices, equipment, vendors or software. This can result in multiple insured losses emanating out of the same underlying cause. In these instances, CNA may be subject to increased claim frequency and severity across multiple policies or lines of business concurrently. While CNA does not define such systemic losses as catastrophes for financial reporting purposes, they are similar to catastrophes in terms of the uncertainty and potential impact on its results.

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

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2018 is $3.1 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.

CNA uses analytical models to assist its decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.

CNA uses various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist CNA in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. CNA incorporates numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions.

In addition, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model, including input errors, data errors and human error. As a result, actual results may differ materially from CNA’s modeled results. The profitability and financial condition of CNA substantially depends on the extent to which its actual experience is consistent with the assumptions CNA uses in its models and ultimate model outputs. If, based upon these models or other factors, CNA misprices its products or fails to appropriately estimate the risks it is exposed to, its business, financial condition, results of operations or liquidity may be materially adversely affected.

CNA faces intense competition in its industry.

All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services to remain competitive. CNA competes with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than CNA does, for both distributors and customers. This includes agents, brokers and managing general underwriters who may increasingly compete with CNA to the extent that they continue to have direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, resulting in increased pressures on CNA’s ability to remain competitive, particularly in obtaining pricing that is both attractive to CNA’s customer base and risk appropriate to CNA.

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

CNA markets its insurance products worldwide primarily through independent insurance agents, insurance brokers and managing general underwriters who also promote and distribute the products of CNA’s competitors. Any change in CNA’s relationships with its distribution network agents, brokers or managing general underwriters including as a result of consolidation and their increased promotion and distribution of CNA’s competitors’ products, could adversely affect CNA’s ability to sell its products. As a result, CNA’s business volume and results of operations could be materially adversely impacted.

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

CNA may not be able to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable, which could result in increased exposure to risk or a decrease in CNA’s underwriting commitments.

A primary reason CNA purchases reinsurance is to manage its exposure to risk. Under CNA’s ceded reinsurance arrangements, another insurer assumes a specified portion of CNA’s exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of its business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable, CNA may have increased exposure to risk. Alternatively, CNA may be unwilling to bear the increased risk and would reduce the level of its underwriting commitments.

CNA may not be able to collect amounts owed to it by reinsurers, which could result in higher net incurred losses.

CNA has significant amounts recoverable from reinsurers which are reported as receivables on its balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers could experience credit downgrades by rating agencies within the term of CNA’s contractual relationship, which would indicate an increase in the likelihood that CNA would not be able to recover amounts due. In addition, reinsurers could dispute amounts which CNA believes are due to it. If the amounts collected from reinsurers, including any collateral, are less than the amounts recorded by CNA, its net incurred losses will be higher.

CNA may not be able to collect amounts owed to it by policyholders who hold deductible policies and/or who purchase retrospectively rated policies, which could result in higher net incurred losses.

A portion of CNA’s business is written under deductible policies. Under these policies, CNA is obligated to pay the related insurance claims and is reimbursed by the policyholder to the extent of the deductible, which may be significant. Moreover, certain policyholders purchase retrospectively rated workers’ compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose CNA to additional credit risk to the extent that the adjusted premium is greater than the original premium, which may be significant. As a result, CNA is exposed to policyholder credit risk. If the amounts collected from policyholders, including any collateral, are less than the amounts recorded by CNA, CNA’s net incurred losses will be higher.

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

Inability to detect and prevent significant employee or third party service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on CNA’s behalf could result in a material adverse effect on CNA’s operations.

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

Portions of CNA’s insurance business is underwritten and serviced by third parties. With respect to underwriting, CNA’s contractual arrangements with third parties will typically grant them limited rights to write new and renewal policies, subject to contractual restrictions and obligations and requiring them to underwrite within the terms of CNA’s licenses. Should these third parties issue policies that exceed these contractual restrictions, CNA could be deemed liable for such policies and subject to regulatory fines and penalties for any breach of licensing requirements. It is possible that in such circumstance CNA might not be fully indemnified for such third parties’ contractual breaches.

Additionally, CNA relies on certain third-party claims administrators, including the administrators of its long term care claims, to perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against CNA and adverse regulatory enforcement exposure. CNA has also licensed certain systems from third parties. CNA cannot be certain that it will have access to these systems or that its information technology or application systems will continue to operate as intended. These risks could adversely impact CNA’s reputation or client relationships or have a material adverse effect on its financial condition or results of operations.

CNA is subject to capital adequacy requirements and, if it is unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

Insurance companies such as CNA are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. In the U.S., these standards apply specified risk factors to various asset, premium and reserve components of CNA’s legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets such as Lloyd’s, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction’s regulatory capital adequacy formula. If CNA does not meet these minimum requirements, CNA may be restricted or prohibited from operating its business in the applicable jurisdictions and specialized markets. If CNA is required to record a material charge against earnings in connection with a change in estimated insurance reserves, the occurrence of a catastrophic event or if it incurs significant losses related to its investment portfolio, which severely deteriorates its capital position, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all.

Globally, insurance regulators are working cooperatively to develop a common framework for the supervision of internationally active insurance groups that includes an International Capital Standard (“ICS”) that may need to be implemented on a group basis. Finalization and adoption of this framework, including the ICS, could increase CNA’s prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase its cost of regulatory compliance.

CNA’s insurance subsidiaries, upon whom CNA depends for dividends in order to fund its corporate obligations, are limited by insurance regulators in their ability to pay dividends.

CNA is a holding company and is dependent upon dividends, loans and other sources of cash from its subsidiaries in order to meet its obligations. Ordinary dividend payments or dividends that do not require prior approval by the insurance subsidiaries’ domiciliary insurance regulator are generally limited to amounts determined by formulas that vary by jurisdiction. If CNA is restricted from paying or receiving intercompany dividends, by regulatory rule or otherwise, CNA may not be able to fund its corporate obligations and debt service requirements or pay stockholder dividends from available cash. As a result, CNA would need to look to other sources of capital which may be more expensive or may not be available at all.

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

In addition, it is possible that a significant lowering of our corporate debt ratings by certain of the rating agencies could result in an adverse effect on CNA’s ratings, independent of any change in CNA’s circumstances.

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

In 2016, the U.K. approved an exit from the E.U., commonly referred to as “Brexit.” Brexit is scheduled to be completed in early 2019. As treaties between the U.K. and the E.U. have not been finalized, as of January 1, 2019, CNA intends to write business in the E.U. through its recently established European subsidiary in Luxembourg as its U.K. domiciled subsidiary will presumably no longer provide a platform for its operations throughout the European continent. As a result of such structural changes and modification to CNA’s European operations, the complexity and cost of regulatory compliance of its European business has increased and will likely continue to result in elevated expenses.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

The worldwide demand for Diamond Offshore’s drilling services has historically been dependent on the price of oil and, as a result of low oil prices, demand has continued to be depressed in 2018.

Demand for Diamond Offshore’s drilling services depends in large part upon the oil and natural gas industry’s offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. Commencing in the second half of 2014, oil prices declined significantly, resulting in a sharp decline in the demand for offshore drilling services, including services that

Diamond Offshore provides, and adversely affecting Diamond Offshore’s operations and cash flows compared to years before the decline. The continuation of low oil prices would have a material adverse effect on many of Diamond Offshore’s customers and, therefore, on demand for its services and on its business.

Oil prices have been, and are expected to continue to be, volatile and are affected by numerous factors beyond Diamond Offshore’s control.

Although, historically, higher sustained commodity prices have generally resulted in increases in offshore drilling projects, short term or temporary increases in the price of oil and gas will not necessarily result in an increase in offshore drilling activity or an increase in the market demand for Diamond Offshore’s rigs. The timing of commitment to offshore activity in a cycle depends on project deployment times, reserve replacement needs, availability of capital and alternative options for resource development, among other things. Timing can also be affected by availability, access to, and cost of equipment to perform work.

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

The offshore contract drilling industry is highly competitive with numerous industry participants. Some of Diamond Offshore’s competitors may be larger companies, have larger or more technologically advanced fleets and have greater financial or other resources than it does. The drilling industry has experienced consolidation and may experience additional consolidation, which could create additional large competitors. Drilling contracts are traditionally awarded on a competitive bid basis. Price is typically the primary factor in determining which qualified contractor is awarded a job.

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

Diamond Offshore’s customers may terminate their drilling contracts under certain circumstances, such as the destruction or loss of a drilling rig or suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment, excessive downtime for repairs, failure to meet minimum performance criteria (including customer acceptance testing) or, in some cases, due to other events beyond the control of either party.

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

As of the date of this Report, all of Diamond Offshore’s current customer contracts will expire between 2019 and 2022. Some of Diamond Offshore’s drilling rigs are not currently contracted for continuous utilization between contracts and are being actively marketed for these uncontracted periods. Diamond Offshore’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers at such times. Given the historically cyclical and highly competitive nature of the industry, Diamond Offshore may not be able to renew or replace the contracts or it may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below existing dayrates, or that have terms that are less favorable than existing contracts. Moreover, Diamond Offshore may be unable to secure contracts for these rigs. Failure to secure contracts for a rig may result in a decision to cold stack the rig, which puts the rig at risk for impairment and may competitively disadvantage the rig as many customers during the most recent market downturn have expressed a preference for ready or “hot” stacked rigs over cold-stacked rigs.

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

Diamond Offshore’s contract drilling expense includes all direct and indirect costs associated with the operation, maintenance and support of its drilling equipment, which is often not affected by changes in dayrates and utilization. During periods of reduced revenue and/or activity, certain of Diamond Offshore’s fixed costs will not decline and often it may incur additional operating costs, such as fuel and catering costs, for which the customer generally reimburses Diamond Offshore when a rig is under contract. During times of reduced utilization, reductions in costs may not be immediate as Diamond Offshore may incur additional costs associated with cold stacking a rig (particularly if Diamond Offshore cold stacks a newer rig, such as a drillship or other DP semisubmersible rig, for which cold stacking costs are typically substantially higher than for an older non-DP rig), or it may not be able to fully reduce the cost of its support operations in a particular geographic region due to the need to support the remaining drilling rigs in that region. Accordingly, a decline in revenue due to lower dayrates and/or utilization may not be offset by a corresponding decrease in contract drilling expense.

Contracts for Diamond Offshore’s drilling rigs are generally fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability of those contracts.

Diamond Offshore’s contracts for its drilling rigs generally provide for the payment of an agreed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs it incurs on the project. Over the term of a drilling contract, Diamond Offshore’s operating costs may fluctuate due to events beyond its control. In addition, equipment repair and maintenance expenses vary depending on the type of activity the rig is performing, the age and condition of the equipment and general market factors impacting relevant parts, components and services. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in its operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, Diamond Offshore may not be able to fully recover increased or unforeseen costs from its customers.

Diamond Offshore is subject to extensive domestic and international laws and regulations that could significantly limit its business activities and revenues and increase its costs.

Certain countries are subject to restrictions, sanctions and embargoes imposed by the U.S. government or other governmental or international authorities. These restrictions, sanctions and embargoes may prohibit or limit Diamond Offshore from participating in certain business activities in those countries. Diamond Offshore’s operations are also subject to numerous local, state and federal laws and regulations in the U.S. and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. Laws and regulations protecting the environment have become increasingly stringent, and may in some cases impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. Failure to comply with such laws and regulations could subject Diamond Offshore to civil or criminal enforcement action, for which it may not receive contractual indemnification or have insurance coverage, and could result in the issuance of injunctions restricting some or all of Diamond Offshore’s activities in the affected areas. Diamond Offshore may be required to make significant expenditures for additional capital equipment or inspections and recertifications to comply with existing or new governmental laws and regulations. It is also possible that these laws and regulations may, in the future, add significantly to Diamond Offshore’s operating costs or result in a reduction in revenues associated with downtime required to install such equipment, or may otherwise significantly limit drilling activity.

In addition, these laws and regulations require Diamond Offshore to perform certain regulatory inspections, which it refers to as a special survey. For most of Diamond Offshore’s rigs, these special surveys are due every five years, although the inspection interval for its North Sea rigs is two and one half years. Diamond Offshore’s operations are negatively impacted during these special surveys. These special surveys are generally performed in a shipyard and require scheduled downtime, which can negatively impact operating revenue. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard and inspection, repair and maintenance costs. Repair and maintenance activities may result from the special survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a special survey will vary from year to year, as well as from quarter to quarter. Diamond Offshore’s business may also be negatively impacted by intermediate surveys, which are performed at interim periods between special surveys. Although an intermediate survey normally does not require shipyard time, the survey may require some downtime for the rig. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

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

Diamond Offshore’s operations outside the U.S. accounted for approximately 41%, 58% and 69% of its total consolidated revenues for 2018, 2017 and 2016 and include, or have included, operations in South America, Australia and Southeast Asia, Europe, East and West Africa, the Mediterranean and Mexico. Because Diamond Offshore operates in various regions throughout the world, it is exposed to a variety of risks inherent in international operations, including risks of war or conflicts, political and economic instability and disruption, civil disturbance, acts of piracy, terrorism or other assaults on property or personnel, corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism), changes in global monetary and trade policies, laws and regulations, fluctuations in currency exchange rates, restrictions on currency exchange, controls over the repatriation of income or capital and other risks. Diamond Offshore may not have insurance coverage for these risks, or it may not be able to obtain adequate insurance coverage for such events at reasonable rates. Diamond Offshore’s operations may become restricted, disrupted or prohibited in any country in which any of these risks occur.

In 2016, the U.K. approved an exit from the E.U., commonly referred to as “Brexit”. The impact of Brexit and the future relationship between the U.K. and the E.U. are uncertain for companies that do business in the U.K. and the overall global economy. Approximately 9% of Diamond Offshore’s total revenues for the year ended December 31, 2018 were generated in the U.K. Brexit, or similar events in other jurisdictions, could depress economic activity or impact global markets, including foreign exchange and securities markets, which may have an adverse impact on Diamond Offshore’s business as a result of changes in currency exchange rates, tariffs, treaties and other regulatory matters.

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

Diamond Offshore’s business is highly capital intensive and dependent on having sufficient cash flow and/or available sources of financing in order to fund its capital expenditure requirements. As of December 31, 2018, Diamond Offshore had outstanding $2.0 billion of senior notes, maturing at various times from 2023 through 2043. As of February 8, 2019, Diamond Offshore had no outstanding borrowings under its $325 million revolving credit facility maturing in 2020 or its $950 million revolving credit facility maturing in October of 2023, and an aggregate $1.3 billion available under both such credit facilities, subject to their respective terms, to meet its short term liquidity requirements. At various times in 2019, $100 million of the commitments under the $325 million revolving credit facility will mature, and the remaining $225 million of commitments will mature in October of 2020. Diamond Offshore may incur additional indebtedness in the future and borrow from time to time under its revolving credit facilities to fund working capital, capital expenditures or other needs, subject to compliance with its covenants.

Diamond Offshore’s ability to meet its debt service obligations is dependent upon its future performance, which is unpredictable. High levels of indebtedness could have negative consequences to Diamond Offshore, including:

🌑	it may have difficulty satisfying its obligations with respect to its outstanding debt;

🌑	it may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

🌑

it may need to use a substantial portion of available cash flow from operations to pay interest and principal on its debt, which would reduce the amount of money available to fund working capital requirements, capital expenditures, the payment of dividends and other general corporate or business activities;

🌑	vulnerability to the effects of general economic downturns, adverse industry conditions and adverse operating results could increase;

🌑	flexibility in planning for, or reacting to, changes in its business and in its industry in general could be limited;

🌑	it may not have the ability to pursue business opportunities that become available;

🌑	the amount of debt and the amount it must pay to service its debt obligations could place Diamond Offshore at a competitive disadvantage compared to its competitors that have less debt; and

🌑	customers may react adversely to its significant debt level and seek alternative service providers.

In addition, Diamond Offshore’s failure to comply with the restrictive covenants in its debt instruments could result in an event of default that, if not cured or waived, could have a material adverse effect on its business. Among other things, these covenants require Diamond Offshore to maintain a specified ratio of its consolidated indebtedness to total capitalization, a specified ratio of the aggregate value of certain of its rigs to the aggregate value of substantially all rigs owned by Diamond Offshore, a specified ratio of the aggregate value of certain of its marketed rigs to the sum of the commitments under the $950 million revolving credit facility plus certain outstanding loans, letter of credit exposures and other indebtedness and limit the ability of its subsidiaries to incur debt.

In 2018, S&P downgraded Diamond Offshore’s corporate credit rating to B from B+ and Moody’s downgraded its corporate credit rating to B2 from Ba3. The rating outlook from both S&P and Moody’s remains negative. These credit ratings are below investment grade and could raise Diamond Offshore’s cost of financing. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

Diamond Offshore’s revolving credit facilities bear interest at variable rates, based on its corporate credit rating and market interest rates. If market interest rates increase, Diamond Offshore’s cost to borrow under its revolving credit facilities may also increase. Although Diamond Offshore may employ hedging strategies such that a portion of the aggregate principal amount outstanding under this credit facilities would effectively carry a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

The price differentials between natural gas supplies and market demand for natural gas have reduced the transportation rates that Boardwalk Pipeline can charge on certain portions of its pipeline systems.

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

Boardwalk Pipeline is engaged in several construction projects involving its existing assets and the construction of new facilities for which it has expended or will expend significant capital. Boardwalk Pipeline expects to continue to engage in the construction of additional growth projects and modifications of its system. When Boardwalk Pipeline builds a new pipeline or expands or modifies an existing facility, the design, construction and development occurs over an extended period of time, and it will not receive any revenue or cash flow from that project until after it is placed into commercial service. On Boardwalk Pipeline’s interstate pipelines there are several years between when the project is announced and when customers begin using the new facilities. During this period, Boardwalk Pipeline spends capital and incurs costs without receiving any of the financial benefits associated with the projects. The construction of new assets involves regulatory (federal, state and local), landowner opposition, environmental, activist, legal, political, materials and labor costs, as well as operational and other risks that are difficult to predict and some are beyond Boardwalk Pipeline’s control. A project may not be completed on time or at all due to a variety of factors, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that Boardwalk Pipeline is not aware of when it commits to the project, including the inability of any shipper to provide adequate credit support or to otherwise perform their obligations under any precedent agreements. Any of these events could result in material unexpected costs or have a material adverse effect on Boardwalk Pipeline’s ability to realize the anticipated benefits from its growth projects.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by the FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. Boardwalk Pipeline may not be able to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by the FERC, including the types, rates and terms of services Boardwalk Pipeline may offer to its customers, construction of new facilities, creation, modification or abandonment of services or facilities and recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect Boardwalk Pipeline’s ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. The FERC can also deny Boardwalk Pipeline the right to abandon certain facilities from service.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. In addition, the FERC issued a series of policies and orders throughout 2018 which addressed the inclusion of federal income tax allowances in interstate pipeline companies’ rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. The purchase of the outstanding common units by the General Partner in 2018 and its election to be treated as a corporation for federal income tax purposes, precluded the impact these policies and orders would have on the ability of Boardwalk Pipeline’s FERC-regulated natural gas pipelines to include an income tax allowance in their cost-of-service.

The FERC also issued an order which required all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s cost-of-service. Texas Gas filed its informational filing on October 11, 2018, and Gulf South and Gulf Crossing made their filings on December 6, 2018. Customers were provided an opportunity to protest or comment on each pipeline’s informational filing. This procedure could lead to challenges to a pipeline’s currently effective maximum applicable rates pursuant to Section 5 of the NGA. To date, the FERC has initiated four Section 5 proceedings against non-affiliated interstate natural gas pipelines and has notified other non-affiliated natural gas pipelines that no further action will be taken with respect to their information filings. As of February 13, 2019, Texas Gas, Gulf South and Gulf Crossing’s informational filings remain open.

Even without action on Boardwalk Pipeline’s informational filings, the FERC and/or Boardwalk Pipeline’s customers could challenge the maximum applicable rates that any of its regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Act and the Revised Policy Statement may increase the likelihood of such a challenge. If such a challenge is successful for any of Boardwalk Pipeline’s pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

In April of 2018, the FERC issued a Notice of Inquiry (“Certificate Policy Statement NOI”), thereby initiating a review of its policies on certification of natural gas pipelines facilities, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline and storage projects and expansions. Comments on the Certificate Policy Statement NOI were due on July 25, 2018, and Boardwalk Pipeline was unable to predict what, if any, changes may be proposed that will affect its natural gas pipeline business or when such proposals, if any, might become effective.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipeline to increased capital and operating costs and operational delays.

Boardwalk Pipeline’s interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation, replacement and management of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures to promote pipeline safety in HCAs, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of Boardwalk Pipeline’s intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect Boardwalk Pipeline’s intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies with respect thereto could cause Boardwalk Pipeline to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in Boardwalk Pipeline incurring increased capital and operating costs, experience operational delays, and result in potential adverse impacts to its operations or ability to reliably serve its customers. Requirements that are imposed under the 2011 Act or the more recent 2016 Act may also increase Boardwalk Pipeline’s capital and operating costs or impact the operation of its pipelines. For example, in 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in newly defined “moderate consequence areas” that do not qualify as HCAs and requiring maximum allowable operating pressure validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested.

Boardwalk Pipeline has entered into certain firm transportation contracts with shippers on certain of its expansion projects that utilize the design capacity of certain of its pipeline assets, based upon the authority Boardwalk Pipeline received from PHMSA to operate those pipelines at higher than normal operating pressures of up to 0.80 of the pipeline’s SMYS under issued permits with specific conditions. PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, it could affect Boardwalk Pipeline’s ability to transport all of its contracted quantities of natural gas on these pipeline assets and it could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations.

Boardwalk Pipeline is exposed to credit risk relating to default or bankruptcy by its customers.

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipeline has credit risk with both its existing customers and those supporting its growth projects.

Credit risk exists in relation to Boardwalk Pipeline’s growth projects, both because foundation customers make long term firm capacity commitments to Boardwalk Pipeline for such projects and certain of those foundation customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project results or Boardwalk Pipeline is unable to replace the defaulting customer.

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

Each year, a portion of Boardwalk Pipeline’s firm natural gas transportation contracts expire and need to be replaced or renewed. Over the past several years, as a result of current market conditions, Boardwalk Pipeline has renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with Boardwalk Pipeline’s Gulf South, Texas Gas and Gulf Crossing pipeline expansion projects, which were placed into service in 2008 and 2009, will expire or have expired. In late 2017 and throughout 2018, a substantial portion of the capacity becoming available from the 2018 expiring expansion project contracts was renewed or the contracts were restructured, usually at lower rates or lower volumes. As the terms of these remaining expansion contracts expire through 2020, Boardwalk Pipeline’s transportation contract expirations are expected to be at a higher than normal level. If these contracts are renewed at current market rates, the revenues earned from these transportation contracts would be materially lower than they are today. For a discussion of current developments, see the Contract Renewals portion of the Results of Operations-Boardwalk Pipeline sections of MD&A under Item 7.

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

Boardwalk Pipeline’s substantial indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.

Boardwalk Pipeline has a significant amount of indebtedness, which requires significant interest payments. Boardwalk Pipeline’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Boardwalk Pipeline’s substantial indebtedness could have important consequences. For example, it could:

🌑	limit Boardwalk Pipeline’s ability to borrow money for its working capital, capital expenditures, debt service requirements or other general business activities;

🌑	increase Boardwalk Pipeline’s vulnerability to general adverse economic and industry conditions; and

🌑	limit Boardwalk Pipeline’s ability to respond to business opportunities, including growing its business through acquisitions.

In addition, the credit agreements governing Boardwalk Pipeline’s current indebtedness contain, and any future debt instruments would likely contain, financial or other restrictive covenants, which impose significant operating and financial restrictions. As a result of these covenants, Boardwalk Pipeline could be limited in the manner in which it conducts its business and may be unable to engage in favorable business activities or finance its future operations or capital needs. Furthermore, a failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on its business.

Boardwalk Pipeline will be permitted, under its revolving credit facility and the indentures governing its notes, to incur additional debt, subject to certain limitations under its revolving credit facility and, in the case of unsecured debt, under the indentures governing the notes. If Boardwalk Pipeline incurs additional debt, its increased leverage could also result in the consequences described above.

Limited access to the debt markets could adversely affect Boardwalk Pipeline’s business.

Boardwalk Pipeline anticipates funding its capital spending requirements through its available financing options, including cash generated from operations and borrowings under its revolving credit facility. Changes in the debt markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. This may affect its ability to raise needed funding and reduce the amount of cash available to fund its operations or growth projects. If the debt markets were not available, it is not certain if other adequate financing options would be available to Boardwalk Pipeline on terms and conditions that it would find acceptable.

Any disruption in the debt markets could require Boardwalk Pipeline to take additional measures to conserve cash until the markets stabilize or until it can arrange alternative credit arrangements or other funding for its business needs. Such measures could include reducing or delaying business activities, reducing its operations to lower expenses and reducing other discretionary uses of cash. Boardwalk Pipeline may be unable to execute its growth strategy or take advantage of certain business opportunities.

Boardwalk Pipeline does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to its operations.

Boardwalk Pipeline does not own all of the land on which its pipelines and facilities have been constructed, and Boardwalk Pipeline is subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Boardwalk Pipeline obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. Boardwalk Pipeline cannot guarantee that it will always be able to renew, when necessary, existing rights-of-way or obtain new rights-of-way without experiencing significant costs. Any loss of these land use rights with respect to the operation of Boardwalk Pipeline’s pipelines and facilities, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on its business.

Boardwalk Pipeline may not be successful in executing its strategy to grow and diversify its business.

Boardwalk Pipeline relies primarily on the revenues generated from its natural gas long-haul transportation and storage services. Negative developments in these services have significantly greater impact on Boardwalk Pipeline’s financial condition and results of operations than if it maintained more diverse assets. Boardwalk Pipeline is pursuing a strategy of growing and diversifying its business through acquisition and development of assets in complementary areas of the midstream energy sector. Boardwalk Pipeline’s ability to grow, diversify and increase cash flows will depend, in part, on its ability to expand its existing business lines and to close and execute on accretive acquisitions. Boardwalk Pipeline may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable. Any such transactions involve potential risks that may include, among other things:

🌑	the diversion of management’s and employees’ attention from other business concerns;

🌑	inaccurate assumptions about volume, revenues and project costs, including potential synergies;

🌑	a decrease in Boardwalk Pipeline’s liquidity as a result of using available cash or borrowing capacity to finance the acquisition or project;

🌑	a significant increase in interest expense or financial leverage if it incurs additional debt to finance the acquisition or project;

🌑	inaccurate assumptions about the overall costs of debt;

🌑	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets or the developed assets;

🌑	unforeseen difficulties operating in new product areas or new geographic areas; and

🌑	changes in regulatory requirements or delays of regulatory approvals.

Additionally, acquisitions also contain the following risks:

🌑	an inability to integrate successfully the businesses Boardwalk Pipeline acquires;

🌑	the assumption of unknown liabilities for which it is not indemnified, for which its indemnity is inadequate or for which its insurance policies may exclude from coverage;

🌑	limitations on rights to indemnity from the seller; and

🌑	customer or key employee losses of an acquired business.

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

There are a variety of operating risks inherent in transporting and storing natural gas, ethylene and NGLs, such as leaks and other forms of releases, explosions, fires, cyber-attacks and mechanical problems, which could have catastrophic consequences. Additionally, the nature and location of Boardwalk Pipeline’s business may make it susceptible to catastrophic losses from hurricanes or other named storms, particularly with regard to its assets in the Gulf Coast region, windstorms, earthquakes, hail, and other severe weather. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipeline’s operations, substantial repair costs, personal injury or loss of life, significant damage to property, environmental pollution, impairment of its operations and substantial financial losses. The location of pipelines in HCAs, which includes populated areas, residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.

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

Climate change continues to attract considerable public and scientific attention. This issue has also become more important in the review of FERC certificate applications. While no comprehensive climate change legislation has been implemented at the federal level, the Environmental Protection Agency (“EPA”) and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs and regulations that directly limit

GHG emissions from certain sources such as, for example, limitations on emissions of methane through equipment control and leak detection and repair requirements. In November of 2018, the current Administration released an updated National Climate Assessment that was issued pursuant to U.S. federal law. The assessment summarizes the impacts of climate change on the U.S., now and in the future. This report could serve as a basis for increasing governmental pursuit of policies to restrict GHG emissions.

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

In addition, Loews Hotels & Co’s properties are subject to various operating risks common to the lodging industry, many of which are beyond Loews Hotels & Co’s control, including:

🌑	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

🌑	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

🌑	outbreaks of pandemic or contagious diseases;

🌑	natural or man-made disasters;

🌑	any material reduction or prolonged interruption of public utilities and services;

🌑	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business due to adverse economic conditions or otherwise;

🌑	decreased need for business-related travel due to innovations in business-related technology;

🌑	competition from other hotels and alternative accommodations, such as Airbnb, in the markets in which Loews Hotels & Co operates;

🌑	requirements for periodic capital reinvestment to maintain and upgrade hotels;

🌑

increases in operating costs, including labor (including minimum wage increases), workers’ compensation, benefits, insurance, food, energy and unanticipated costs resulting from force majeure events, due to inflation, new or different federal, state or local governmental regulations, including tariffs, and other factors that may not be offset by increased room rates;

🌑	the costs and administrative burdens associated with compliance with applicable laws and regulations;

🌑

organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for Loews Hotels & Co’s properties generally as a result of certain labor tactics;

🌑

changes in the desirability of particular locations or travel patterns of customers, including with respect to the underlying attractions supporting Loews Hotels & Co’s existing and under development immersive destination properties, such as the Universal theme park for its Orlando, Florida properties, the stadiums in Arlington, Texas and St. Louis, Missouri for its Live! by Loews hotels and convention centers for properties in other markets, geographic concentration of operations and customers and shortages of desirable locations for development; and

🌑	relationships with third-party property owners, developers, landlords and joint venture partners, including the risk that owners and/or partners may terminate management or joint venture agreements.

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

Loews Hotels & Co’s proportion of owned and leased properties, compared to the number of properties that it manages for third-party owners, is larger than that of some of its competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, including:

🌑	real estate, insurance, zoning, tax, environmental and eminent domain laws;

🌑	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

🌑	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

🌑

risks associated with the possibility that cost increases will outpace revenue increases and that, in the event of an economic slowdown, a high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

🌑	risks associated with real estate leases, including the possibility of rent increases and the inability to renew or extend upon favorable terms;

🌑	fluctuations in real estate values and potential impairments in the value of Loews Hotels & Co’s assets; and

🌑	the relative illiquidity of real estate compared to some other assets.

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

Loews Hotels & Co’s brands and its reputation are among its most important assets. Its ability to attract and retain guests depends, in part, on the public recognition of its brands and their associated reputation. If its brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, or its brands or reputation are otherwise harmed, Loews Hotels & Co may be unable to attract guests to its properties, and may further be unable to attract or retain joint venture partners or hotel owners. Loews Hotels & Co’s reputation may also suffer as a result of negative publicity regarding its hotels, including as a result of social media reports, regardless of the accuracy of such publicity. The continued expansion of media and social media formats has compounded the potential scope of negative publicity and has made it more difficult to control and effectively manage negative publicity.

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

🌑

construction delays or cost overruns (including labor and materials or unforeseeable site conditions) that may increase project costs or cause new development projects to not be completed by lender imposed required completion dates;

🌑	obtaining zoning, occupancy and other required permits or authorizations;

🌑	changes in economic conditions that may result in weakened or lack of demand or negative project returns;

🌑	governmental restrictions on the size or kind of development;

🌑	force majeure events, including earthquakes, tornados, hurricanes or floods; and

🌑	design defects that could increase costs.

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

Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2018, seven hotels, representing approximately 55% of rooms in its system, were located in Florida. The concentration of hotels in one region or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments include regional economic downturns, a decline in the popularity of or access to area tourist attractions, such as theme parks, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which it is concentrated. In addition, Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, which may in the future be intensified as a result of climate change, as well as outbreaks of pandemic or contagious diseases.

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

Consolidated Container has a significant amount of indebtedness, which requires significant interest payments. Its inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Consolidated Container’s substantial indebtedness could have important consequences. For example, it could:

🌑	limit its ability to borrow money for its working capital, capital expenditures, debt service requirements or other corporate purposes;

🌑	increase its vulnerability to general adverse economic and industry conditions; and

🌑	limit its ability to respond to business opportunities, including growing its business through acquisitions.

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

Changes in federal, state or foreign tax laws, regulations or treaties applicable to us or our subsidiaries or changes in the interpretation or enforcement thereof could materially and adversely impact our and our subsidiaries’ tax liability, financial condition, results of operations and cash flows, including the amount of cash our subsidiaries have available to distribute to their shareholders, including us. In particular, potential changes to tax laws relating to tax attributes or credits, the corporate tax rate or the taxation of interest from municipal bonds (and thus the rate at which CNA discounts its long term care reserves) or foreign earnings could have such material adverse effects.

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

Some of our subsidiaries’ customer bases are concentrated. For instance, during 2018, two of Diamond Offshore’s customers in the Gulf of Mexico and Diamond Offshore’s three largest customers accounted for 59% and an aggregate of 75% of its annual total consolidated revenues. In addition, the number of customers that it has performed services for declined from 35 in 2014 to 13 in 2018. For Boardwalk Pipeline, while no customer comprised more than 10% or more of its operating revenues, its top ten customers comprised approximately 40% of its revenues during 2018. Consolidated Container also depends on several large customers. The loss of or other problem with a significant customer could have a material adverse impact on these subsidiaries’ businesses and our financial results.

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

Changes in accounting principles and financial reporting requirements could adversely affect our or our subsidiaries’ operations.

We and our subsidiaries are required to prepare financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as promulgated by the Financial Accounting Standards Board (“FASB”). It is possible that future accounting standards that we and our subsidiaries are required to adopt could change the current accounting treatment that we and our subsidiaries apply to our and our subsidiaries’

consolidated financial statements and that such changes could have a material adverse effect on our and our subsidiaries’ results of operations and financial condition. For further information regarding changes in accounting standards that are currently pending and, if known, our estimates of their expected impact to the Company, see Note 1 to the Consolidated Financial Statements included under Item 8.

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

Item 3. Legal Proceedings.

Information on our legal proceedings is included in Notes 18 and 19 of the Notes to Consolidated Financial Statements, included under Item 8.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “L”.

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group set forth below (“Loews Peer Group”) for the five years ended December 31, 2018. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2013 and that all dividends were reinvested.

	2013	2014	2015	2016	2017	2018
Loews Common Stock	100.0	87.61	80.58	98.88	106.19	97.11
S&P 500 Index	100.0	113.69	115.26	129.05	157.22	150.33
Loews Peer Group (a)	100.0	105.32	99.71	115.75	119.22	111.86

(a)

The Loews Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries: Chubb Limited (name change from ACE Limited after it acquired The Chubb Corporation on January 15, 2016), W.R. Berkley Corporation, The Chubb Corporation (included through January 15, 2016 when it was acquired by ACE Limited), Energy Transfer Partners L.P. (included through October 18, 2018 when it merged with Energy Transfer Equity, L.P.), Ensco plc, The Hartford Financial Services Group, Inc., Kinder Morgan Energy Partners, L.P. (included through November 26, 2014 when it was acquired by Kinder Morgan Inc.), Noble Corporation plc, Spectra Energy Corp (included through February 24, 2017 when it was acquired by Enbridge Inc.), Transocean Ltd. and The Travelers Companies, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2018 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	4,088,037	$ 39.90	5,697,124
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)

Reflects 3,470,953 outstanding stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan, 598,254 outstanding unvested time-based and performance-based restricted stock units (“RSUs”) and 18,830 deferred vested time-based RSUs awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.

(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

As of February 1, 2019, we had approximately 750 holders of record of our common stock.

Common Stock Repurchases

During the fourth quarter of 2018, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2018 - October 31, 2018	905,317	$ 47.14	N/A	N/A
November 1, 2018 - November 30, 2018	938,458	48.25	N/A	N/A
December 1, 2018 - December 31, 2018	1,043,116	45.27	N/A	N/A

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2018	2017 (a)	2016 (a)	2015 (a)	2014 (a)
(In millions, except per share data)

Results of Operations:

Revenues	$14,066	$13,735	$13,105	$13,415	$14,325
Income before income tax	$834	$1,582	$936	$244	$1,810
Income from continuing operations	$706	$1,412	$716	$287	$1,353
Discontinued operations, net					(391)
Net income	706	1,412	716	287	962
Amounts attributable to noncontrolling interests	(70)	(248)	(62)	(27)	(371)
Net income attributable to Loews Corporation	$636	$1,164	$654	$260	$591

Net income attributable to Loews Corporation:
Income from continuing operations	$636	$1,164	$654	$260	$962
Discontinued operations, net					(371)
Net income	$636	$1,164	$654	$260	$591

Diluted Net Income Per Share:

Income from continuing operations	$1.99	$3.45	$1.93	$0.72	$2.52
Discontinued operations, net					(0.97)
Net income	$1.99	$3.45	$1.93	$0.72	$1.55

Financial Position:

Investments	$48,186	$52,226	$50,711	$49,400	$52,032
Total assets	78,316	79,586	76,594	76,006	78,342
Debt	11,376	11,533	10,778	10,560	10,643
Shareholders’ equity	18,518	19,204	18,163	17,561	19,280
Cash dividends per share	0.25	0.25	0.25	0.25	0.25
Book value per share	59.34	57.83	53.96	51.67	51.70
Shares outstanding	312.07	332.09	336.62	339.90	372.93

(a)

Prior period revenues have not been adjusted under the modified retrospective method of adoption for Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customer (Topic 606)” or ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities.” For further information, see Note 1 of the Notes to the Consolidated Financial Statements, included under Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The operations of Consolidated Container Company LLC (“Consolidated Container”) since the acquisition date in the second quarter of 2017 are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31	2018	2017 (a)	2016
(In millions)

CNA Financial	$726	$801	$774
Diamond Offshore	(112)	(27)	(186)
Boardwalk Pipeline	135	380	89
Loews Hotels & Co	48	64	12
Corporate	(161)	(54)	(35)
Net income attributable to Loews Corporation	$636	$1,164	$654

Basic net income per common share	$1.99	$3.46	$1.93

Diluted net income per common share	$1.99	$3.45	$1.93

(a)

Net income for the year ended December 31, 2017 includes a significant net benefit of $200 million, resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Act”). This net benefit primarily relates to the remeasurement of Loews’s net deferred tax liability precipitated by the lowering of the U.S. federal corporate tax rate from 35% to 21%. This net benefit is comprised of a net benefit of $294 million and $27 million at Boardwalk Pipeline and Loews Hotels & Co partially offset by charges of $78 million, $36 million and $7 million at CNA, Diamond Offshore and Corporate.

2018 Compared with 2017

Consolidated net income attributable to Loews Corporation for 2018 was $636 million, or $1.99 per share, compared to $1.16 billion, or $3.45 per share, in 2017.

Net income attributable to Loews Corporation in 2018 decreased as compared to the prior year primarily due to the prior year net benefit of $200 million from the Tax Act. Excluding the impact of the Tax Act, earnings decreased due to lower results at CNA and Diamond Offshore partially offset by higher earnings at Loews Hotels & Co and Boardwalk Pipeline.

2017 Compared with 2016

Consolidated net income attributable to Loews Corporation for 2017 was $1.16 billion, or $3.45 per share, compared to $654 million, or $1.93 per share, in 2016.

Net income attributable to Loews Corporation in 2017 increased as compared to the prior year partially due to the net benefit from the Tax Act discussed above. Absent this benefit, net income increased $310 million primarily from higher earnings at CNA, Loews Hotels & Co and Diamond Offshore. Net income for 2017 and 2016 included asset impairment charges at Diamond Offshore of $32 million and $267 million (both after tax and noncontrolling interests).

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2018, 2017 and 2016 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Year Ended December 31	2018	2017	2016
(In millions)

Revenues:
Insurance premiums	$7,312	$6,988	$6,924
Net investment income	1,817	2,034	1,988
Investment gains (losses)	(57)	122	62
Non-insurance warranty revenue (Notes 1 and 13)	1,007	390	361
Operating revenues and other	55	49	49
Total	10,134	9,583	9,384
Expenses:
Insurance claims and policyholders’ benefits	5,572	5,310	5,283
Amortization of deferred acquisition costs	1,335	1,233	1,235
Non-insurance warranty expense (Notes 1 and 13)	923	299	271
Other operating expenses	1,203	1,224	1,287
Interest	138	203	167
Total	9,171	8,269	8,243
Income before income tax	963	1,314	1,141
Income tax expense	(151)	(419)	(279)
Net income	812	895	862
Amounts attributable to noncontrolling interests	(86)	(94)	(88)
Net income attributable to Loews Corporation	$726	$801	$774

2018 Compared with 2017

Net income attributable to Loews Corporation decreased $75 million in 2018 as compared with 2017 primarily due to lower net investment income driven by limited partnership investments and lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses. Earnings were also impacted by lower net realized investment results driven by lower net realized investment gains on sales of securities. Favorable net prior year loss reserve development of $181 million and $308 million was recorded in 2018 and 2017.

2017 Compared with 2016

Net income attributable to Loews Corporation increased $27 million in 2017 as compared with 2016 primarily due to improved non-catastrophe current accident year underwriting results, lower adverse prior year reserve development recorded under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer, higher net investment income and higher net realized investment results. These increases were partially offset by higher net catastrophe losses in 2017, and a loss of $24 million (after tax and noncontrolling interests) on the early redemption of debt in 2017. As a result of the Tax Act, CNA’s net deferred tax assets were remeasured as of the date of enactment, resulting in a one-time decrease to net income of $87 million ($78 million after noncontrolling interests).

CNA’s Property & Casualty and Other Insurance Operations

CNA’s Property & Casualty Operations include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including CNA Re and A&EP. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s Property & Casualty Operations and Other Insurance Operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

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

Property & Casualty Operations

In evaluating the results of the Property & Casualty Operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure changes. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.

The following tables summarize the results of CNA’s Property & Casualty Operations for the years ended December 31, 2018, 2017 and 2016.

Year Ended December 31, 2018	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$2,744	$3,060	$1,018	$6,822
Net earned premiums	2,732	3,050	1,001	6,783
Net investment income	439	500	57	996
Core income (loss)	629	357	(19)	967

Other performance metrics:
Loss and loss adjustment expense ratio	55.9%	67.3%	69.8%	63.1%
Expense ratio	32.1	33.1	36.7	33.2
Dividend ratio	0.2	0.7		0.4
Combined ratio	88.2%	101.1%	106.5%	96.7%

Rate	2%	1%	3%	2%
Renewal premium change	3	3	7	4
Retention	84	85	76	83
New business	$353	$566	$307	$1,226

Year Ended December 31, 2017

Net written premiums	$2,731	$2,922	$881	$6,534
Net earned premiums	2,712	2,881	857	6,450
Net investment income	522	658	52	1,232
Core income	582	369	8	959

Other performance metrics:
Loss and loss adjustment expense ratio	56.5%	67.0%	67.0%	62.6%
Expense ratio	32.0	35.1	37.8	34.2
Dividend ratio	0.2	0.6		0.3
Combined ratio	88.7%	102.7%	104.8%	97.1%

Rate	1%	0%	0%	0%
Renewal premium change	3	3	2	3
Retention	89	86	80	86
New business	$242	$568	$275	$1,085

Year Ended December 31, 2016	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$2,738	$2,883	$821	$6,442
Net earned premiums	2,743	2,840	806	6,389
Net investment income	497	657	51	1,205
Core income	606	355	21	982

Other performance metrics:
Loss and loss adjustment expense ratio	54.3%	67.1%	61.0%	60.8%
Expense ratio	32.1	36.7	38.1	34.9
Dividend ratio	0.2	0.3		0.2
Combined ratio	86.6%	104.1%	99.1%	95.9%

Rate	1%	(2)%	(1)%	(1)%
Renewal premium change	2	3	(1)	2
Retention	88	84	76	85
New business	$239	$530	$240	$1,009

2018 Compared with 2017

Total net written premiums increased $288 million in 2018 as compared with 2017 primarily due to increases in Commercial and International. Excluding the effect of Small Business premium rate adjustments as discussed in Note 19 of the Notes to Consolidated Financial Statements included under Item 8, net written premiums for Commercial increased $86 million driven by positive renewal premium change partially offset by a higher level of ceded reinsurance. Excluding the effect of foreign currency exchange rates, net written premiums for International increased $115 million or 12.6% in 2018 as compared with 2017, driven by higher new business, positive renewal premium change and a favorable change in estimate of ultimate premium partially offset by a higher level of ceded reinsurance. The trend in net earned premiums was consistent with net written premiums in Commercial and International in 2018 as compared with 2017.

Core income increased $8 million in 2018 as compared with 2017. Excluding the favorable effect of the corporate income tax rate change and the Small Business premium rate adjustments, core income decreased approximately $179 million due to lower net investment income, driven by limited partnership returns, and lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results.

Pretax net catastrophe losses were $252 million in 2018 as compared with $380 million in 2017. For 2018 and 2017, Specialty had net catastrophe losses of $26 million and $44 million, Commercial had net catastrophe losses of $193 million and $272 million and International had net catastrophe losses of $33 million and $64 million.

Favorable net prior year loss reserve development of $150 million and $174 million was recorded in 2018 and 2017 for Specialty. Favorable net prior year loss reserve development of $25 million and $115 million was recorded in 2018 and 2017 for Commercial and favorable net prior year loss reserve development of $4 million and $9 million was recorded in 2018 and 2017 for International. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio of 88.2% improved 0.5 points in 2018 as compared with 2017. The loss ratio improved 0.6 points primarily due to an improved current accident year loss ratio partially offset by lower favorable net prior year loss reserve development. The expense ratio in 2018 was consistent with 2017.

Commercial’s combined ratio of 101.1% improved 1.6 points in 2018 as compared with 2017. The loss ratio increased 0.3 points driven by lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses. Excluding the Small Business premium rate adjustments, the expense ratio improved 1.5 points driven by lower employee costs and IT spend.

International’s combined ratio of 106.5% increased 1.7 points in 2018 as compared with 2017. The loss ratio increased 2.8 points, primarily due to elevated property losses and professional liability losses in CNA’s London operation and lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses. The expense ratio improved 1.1 points in 2018 as compared with 2017 driven by higher net earned premiums partially offset by higher acquisition expenses.

Effective October 1, 2018, Hardy no longer writes property treaty, marine hull and construction all risk/erection all risk through the Lloyd’s platform. While these three classes combined represented a relatively small component of International’s business when combined with other underwriting actions, it will result in lower net written premiums within International’s business.

2017 Compared with 2016

Total net written premiums increased $92 million in 2017 as compared with 2016. Net written premiums for International increased $60 million in 2017 as compared with 2016 due to higher new business, positive renewal premium change and higher retention. Excluding the effect of foreign currency exchange rates and premium development, net written premiums for International increased 8.1% in 2017. Net written premiums for Specialty were consistent with 2016. New business, renewal premium change and retention also remained at consistent levels for Specialty. Net written premiums for Commercial increased $39 million in 2017 as compared with 2016, primarily driven by higher new business within Middle Markets, strong retention and positive renewal premium change. This was partially offset by an unfavorable premium rate adjustment within its Small Business unit as discussed in Note 19 to the Consolidated Financial Statements under Item 8. The change in net earned premiums for Commercial and International was consistent with the trend in net written premiums.

Core income decreased $23 million in 2017 as compared with 2016 driven by higher net catastrophe losses, partially offset by improved non-catastrophe current accident year underwriting results and higher net investment income. In addition, results reflect the favorable period over period effect of foreign currency exchange.

Pretax net catastrophe losses were $380 million in 2017 as compared with $165 million in 2016 as 2017 was impacted by Hurricanes Harvey, Irma and Maria. For 2017 and 2016, Specialty had net catastrophe losses of $44 million and $17 million, Commercial had net catastrophe losses of $272 million and $117 million and International had net catastrophe losses of $64 million and $31 million.

Favorable net prior year loss reserve development of $174 million and $247 million was recorded in 2017 and 2016 for Specialty. Favorable net prior year loss reserve development of $115 million as compared with unfavorable net prior year loss reserve development of $15 million was recorded in 2017 and 2016 for Commercial and favorable net prior year loss reserve development of $9 million and $58 million was recorded in 2017 and 2016 for International. Further information on net prior year development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 2.1 points in 2017 as compared with 2016. The loss ratio increased 2.2 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. The loss ratio, excluding catastrophes and development, improved 1.5 points. The expense ratio in 2017 was consistent with 2016.

Commercial’s combined ratio improved 1.4 points in 2017 as compared with 2016. The loss ratio improved 0.1 points primarily due to the favorable period over period effect of net prior year loss reserve development, partially offset by higher net catastrophe losses. The loss ratio, excluding catastrophes and development, improved 1.7 points. The expense ratio improved 1.6 points in 2017 as compared with 2016 reflecting both CNA’s ongoing efforts to improve productivity and the actions taken in last year’s third and fourth quarters to reduce expenses.

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

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2018, 2017 and 2016.

Years Ended December 31	2018	2017	2016
(In millions)

Net earned premiums	$530	$539	$536
Net investment income	821	802	783
Core loss	(122)	(40)	(158)

2018 Compared with 2017

The core loss was $122 million in 2018, an increase of $82 million as compared with 2017. Excluding the unfavorable effect of the corporate income tax rate change, core loss increased by approximately $4 million. Persistency continues to benefit from a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. The favorable persistency trend was partially offset by a significant number of policies converting to a fully paid-up status with modest future benefits following the termination of a large group account. The reserves associated with these converted policies were, on average, slightly higher than the previously recorded carried reserves, resulting in a negative financial impact. Morbidity continues to trend in line with expectations. Additionally, the release of long term care claim reserves resulting from the annual claims experience study was slightly lower in 2018 as compared with 2017. The core loss was also impacted by non-recurring costs of $27 million associated with the transition to a new IT infrastructure service provider and higher adverse net prior year reserve development recorded in 2018 for A&EP under the loss portfolio transfer as compared with 2017, as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8, partially offset by lower interest expense.

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

Non-GAAP Reconciliation of Core Income to Net Income

The following table reconciles core income to net income attributable to Loews Corporation for the CNA segment for the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31	2018	2017	2016
(In millions)

Core income (loss):
Property & Casualty Operations	$967	$959	$982
Other Insurance Operations	(122)	(40)	(158)
Total core income	845	919	824
Realized investment gains (losses) (after tax)	(43)	82	43
Charge related to the Tax Act		(87)
Consolidating adjustments including purchase accounting and
noncontrolling interests	(76)	(113)	(93)
Net income attributable to Loews Corporation	$726	$801	$774

Referendum on the United Kingdom’s Membership in the European Union

In 2016, the United Kingdom (“U.K.”) approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” Brexit is scheduled to be completed in early 2019. As treaties between the U.K. and the E.U. have not been finalized, as of January 1, 2019, CNA intends to write business in the E.U. through its recently established European subsidiary in Luxembourg as its U.K.-domiciled subsidiary will presumably no longer provide a platform for CNA’s operations throughout the European continent. As a result of such structural changes and modification to CNA’s European operations, the complexity and cost of regulatory compliance of its European business has increased and will likely continue to result in elevated expenses.

Diamond Offshore

Overview

Over the past five years, crude oil prices have been volatile, reaching a high of $115 per barrel in 2014, but dropping to $55 per barrel by the end of 2014. In 2015, oil prices continued to decline, closing at $37 per barrel at the end of that year, and continuing to fall to a low of $28 per barrel during 2016 before recovering to nearly $57 per barrel by the end of 2016. While the price of crude oil continued to fluctuate in 2017 and 2018, as of the date of this Report, the current spot price for Brent crude was in the $60 per barrel range. As a result of this volatility in commodity price and its uncertain future, the offshore drilling industry has experienced a substantial decline in demand for its services, as well as a significant decline in dayrates for contract drilling services. Although demand and offshore utilization increased during 2018, with industry-wide floater utilization averaging near 60% at the end of 2018 based on analyst reports, dayrates remain low as the increase in oil prices from earlier lows has not yet resulted in significantly higher dayrates. If dayrates increase, offshore drillers with more available floaters and/or unpriced options for currently committed rigs will be better positioned to take advantage of the market recovery as it materializes.

Tendering activity has also increased. During 2018 and continuing into 2019, there was an increase in contract tenders for late 2019 and 2020 project commencements, primarily for work in the North Sea and Australia floater markets. Industry analysts also predict that there will be additional opportunities in the West Africa market in the near term. Reflective of the uncertainty in the market, many of these tenders have been limited to single-well jobs, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.

From a supply perspective, industry analysts have reported that during 2018, the global supply of floater rigs decreased for the fourth consecutive year, with 20 floaters being scrapped during the year. Based on these reports, over 200 drilling rigs, including 119 floaters, have been retired since 2014. However, the offshore floater market remains oversupplied, as there are drilling rigs across all water depth categories that are not contracted or that are cold stacked as of the date of this Report. Industry reports also indicate that there remain approximately 40 newbuild floaters on order with scheduled deliveries in 2019 and 2020, most of which have not yet been contracted for future work. In addition, several rig reactivations were announced during 2018 and in early 2019, including the ongoing reactivations of the Ocean Endeavor and Ocean Onyx that have been brought out of cold stack to fulfill newly-acquired contracts. These factors provide for a continued, challenging offshore drilling market in the near term.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $2.0 billion, $2.0 billion and $2.4 billion as of January 1, 2019 (based on contract information known at that time), October 1, 2018 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018) and January 1, 2018 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2017). The contract drilling backlog by year as of January 1, 2019 is $0.9 billion in 2019, $0.8 billion in 2020 and an aggregate of $0.3 billion in 2021 and 2022. Contract drilling backlog excludes a future gross margin commitment of $30 million in 2019, $30 million in 2020 and an aggregate of $75 million for the 2021 through 2023 payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each period pursuant to terms of an existing contract.

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

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2018, 2017 and 2016 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2018	2017	2016
(In millions)

Revenues:

Net investment income	$8	$2	$1
Investment losses			(12)
Contract drilling revenues	1,060	1,451	1,525
Other revenues	25	47	75
Total	1,093	1,500	1,589
Expenses:
Contract drilling expenses	723	802	772
Other operating expenses
Impairment of assets	27	100	680
Other expenses	446	471	518
Interest	123	149	90
Total	1,319	1,522	2,060
Loss before income tax	(226)	(22)	(471)
Income tax benefit	30	4	111
Amounts attributable to noncontrolling interests	84	(9)	174
Loss attributable to Loews Corporation	$(112)	$(27)	$(186)

2018 Compared with 2017

Contract drilling revenue decreased $391 million in 2018 as compared with 2017, primarily due to 955 fewer revenue earning days, combined with the effect of lower average daily revenue earned. Contract drilling expense decreased $79 million in 2018 as compared with 2017, primarily due to reduced costs of $52 million for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in 2017, combined with decreased costs for the current rig fleet of $27 million. The decrease in contract drilling expense for the current fleet reflects lower labor and personnel costs and other rig operating costs and the deferral of costs associated with contract preparation activities for rigs as they prepare for new contracts in 2019, partially offset by increased costs for repairs and maintenance and related rig operating costs.

Interest expense decreased $26 million in 2018 as compared with 2017, primarily due to the absence of costs resulting from the redemption of debt in 2017, partially offset by incremental interest expense from senior notes issued in 2017.

Net loss attributable to Loews Corporation increased $85 million in 2018 as compared with 2017, primarily due to lower revenue from contract drilling services discussed above. The decrease in net results was partially offset by lower depreciation expense, primarily due to a lower asset base in 2018 as a result of the sale of rigs and asset impairments, lower impairment charges and a net income tax benefit.

2017 Compared with 2016

Contract drilling revenue decreased $74 million in 2017 as compared with 2016, primarily due to lower average daily revenue, partially offset by the favorable impact of an aggregate 353 incremental revenue earning days. Total contract drilling expense increased $30 million in 2017 as compared with 2016, reflecting higher amortized rig mobilization expense of $25 million and incremental contract drilling costs associated with the drillships of $28 million, partially offset by a net reduction in other rig operating and overhead costs of $23 million.

Net results improved $159 million in 2017 as compared with 2016, primarily due to a lower aggregate impairment charge recognized in 2017 of $100 million ($32 million after taxes and noncontrolling interests) as compared with $680 million ($267 million after taxes and noncontrolling interests) in 2016 and reduced depreciation expense, primarily due to a lower depreciable asset base as a result of asset impairments recognized in 2016 and 2017. In addition, results reflect a net reduction in rig operating results and an increase in interest expense due to a loss of $35 million ($11 million after tax and noncontrolling interests) related to the redemption of debt in 2017 and a reduction in interest capitalized during 2017 due to the completion of construction projects in 2016.

The income tax provision for the year ended December 31, 2017 includes a $36 million one-time charge related to the Tax Act, which consisted of: (i) a $75 million charge for the mandatory, deemed repatriation of foreign earnings, inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes, (ii) a $74 million credit resulting from the remeasurement of net deferred tax liabilities at the lower corporate tax rate and (iii) a $35  million charge recorded at the Loews Corporation level for the difference between the book basis and tax basis in Diamond Offshore.

Boardwalk Pipeline

On June 29, 2018, Boardwalk GP, LP (“General Partner”), the general partner of Boardwalk Pipeline and an indirect wholly owned subsidiary of the Company, elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of Boardwalk Pipeline’s Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”). On July 18, 2018, the General Partner completed the transaction for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion, in the aggregate. For further information on this transaction, see Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

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

Firm Agreements

A substantial portion of Boardwalk Pipeline’s transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2018, approximately 87% of Boardwalk Pipeline’s revenues, excluding retained fuel, were derived from fixed fees under firm agreements. The table below shows a rollforward of operating revenues under committed firm agreements in place as of December 31, 2017 to December 31, 2018, including agreements for transportation, storage and other services, over the remaining term of those agreements:

As of December 31, 2018
(In millions)

Total projected operating revenues under committed firm agreements as of December 31, 2017	$8,870

Adjustments for:
Actual revenues recognized from firm agreements in 2018 (a)	(1,087)
Firm agreements entered into in 2018	1,350
Total projected operating revenues under committed firm agreements as of December 31, 2018	$9,133

(a)

Reflects an increase of $55 million in Boardwalk Pipeline’s actual 2018 revenues recognized from fixed fees under firm agreements as compared with its expected 2018 revenues from fixed fees under firm agreements, including agreements for transportation, storage and other services as of December 31, 2017, primarily due to an increase from contract renewals that occurred in 2018.

During 2018, Boardwalk Pipeline entered into approximately $1.4 billion of new firm agreements, of which approximately half of this amount was related to contract renewals and the other half was from new growth projects executed in 2018, but will not be placed into service until 2020 or later years. For Boardwalk Pipeline’s customers that are charged maximum tariff rates related to its FERC-regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipeline has recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to December 31, 2018.

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

Over the past several years, as a result of current market conditions, Boardwalk Pipeline has renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with its Gulf South, Texas Gas and Gulf Crossing pipeline expansion projects, which were placed into service in 2008 and 2009, will expire or have expired. In late 2017 and throughout 2018, a substantial portion of the capacity becoming available from the 2018 expiring expansion project contracts was renewed or the contracts were restructured, usually at lower rates or lower volumes. As the terms of these remaining expansion contracts expire through 2020, Boardwalk Pipeline’s transportation contract expirations are expected to be at a higher than normal level. If these contracts are renewed at current market rates, the revenues earned from these transportation contracts would be materially lower than they are today.

Pipeline System Maintenance

Boardwalk Pipeline incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in Boardwalk Pipeline’s ongoing maintenance costs, including maintenance capital and maintenance expense. PHMSA has proposed more prescriptive regulations related to operations of Boardwalk Pipeline’s interstate natural gas and NGLs pipelines which, if adopted as proposed, will cause Boardwalk Pipeline to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to its ability to reliably serve its customers. While these proposed regulations have not yet been finalized, they are representative of the types of regulatory changes that can be enacted which would affect Boardwalk Pipeline’s operations and the cost of operating its facilities.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipeline undertakes will affect the amounts it records as property, plant and equipment on its balance sheet or recognizes as expenses, which impacts Boardwalk Pipeline’s earnings. In 2019, Boardwalk Pipeline expects to spend approximately $365 million to maintain its pipeline systems, of which approximately $150 million is expected to be maintenance capital. In 2018, Boardwalk Pipeline spent $314 million, of which $108 million was recorded as maintenance capital.

FERC Matters

The Tax Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. In addition, the FERC issued a series of policies and orders throughout 2018 which addressed the inclusion of federal income tax allowances in interstate pipeline companies’ rates. In March of 2018, the FERC issued a Revised Policy Statement reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. The purchase of the outstanding common units by the General Partner in 2018 and its election to be treated as a corporation for federal income tax purposes, precluded the impact these policies and orders would have on the ability of Boardwalk Pipeline’s FERC-regulated natural gas pipelines to include an income tax allowance in their cost-of-service.

The FERC also issued an order which required all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s cost-of-service. Texas Gas Transmission, LLC filed its informational filing on October 11, 2018, and Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC made their filings on December 6, 2018, which included an income tax component in each of the pipelines’ cost-of-service. Customers were provided an opportunity to protest or comment on each pipeline’s informational filing. Through the date of this filing, the protests received on Boardwalk Pipeline’s pipelines were limited in terms of numbers and scope. This procedure could lead to challenges to a pipeline’s currently effective maximum applicable rates pursuant to Section 5 of the NGA. To date, the FERC has initiated four Section 5 proceedings against non-affiliated interstate natural gas pipelines and has notified other non-affiliated natural gas pipelines that no further action will be taken with respect to their information filings. As of February 13, 2019, Texas Gas, Gulf South and Gulf Crossing’s informational filings remain open.

Even without action on Boardwalk Pipeline’s informational filings, the FERC and/or its customers could challenge the maximum applicable rates that any of its regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Act and the Revised Policy Statement may increase the likelihood of such a challenge. If such a challenge is successful for any of its pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

On April 19, 2018, the FERC issued a Certificate Policy Statement NOI, thereby initiating a review of its policies on certification of natural gas pipelines facilities, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline and storage projects and expansions. Comments on the Certificate Policy Statement NOI were due on July 25, 2018, and Boardwalk Pipeline is unable to predict what, if any, changes may be proposed that will affect its natural gas pipeline business or when such proposals, if any, might become effective. Boardwalk Pipeline does not expect that any change in this policy would affect it in a materially different manner than any other natural gas pipeline company operating in the U.S.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2018, 2017 and 2016 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2018	2017	2016
(In millions)

Revenues:
Other revenue, primarily operating	$1,227	$1,325	$1,316
Total	1,227	1,325	1,316
Expenses:
Operating	820	861	835
Interest	176	171	183
Total	996	1,032	1,018
Income before income tax	231	293	298
Income tax (expense) benefit	(28)	232	(61)
Amounts attributable to noncontrolling interests	(68)	(145)	(148)
Net income attributable to Loews Corporation	$135	$380	$89

2018 Compared with 2017

Total revenues decreased $98 million in 2018 as compared with 2017. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $63 million due to lower transportation revenues of $43 million, which resulted primarily from contract expirations and recontracting at overall lower average rates, partially offset by revenues from growth projects placed into service and higher system utilization. In addition, storage and parking and lending revenues decreased due to unfavorable market conditions.

Operating expenses decreased $41 million in 2018 as compared with 2017. Excluding items offset in operating revenues and the $47 million loss on sale of a processing plant in 2017, operating expenses increased $34 million primarily due to higher depreciation expense and property taxes from an increased asset base from recently completed growth projects and increased employee related costs.

In 2017, we recorded a one-time decrease to income tax expense of $294 million at the holding company level, as a result of the Tax Act. This decrease was a result of remeasuring the net deferred tax liabilities at the lower corporate tax rate.

Net income attributable to Loews Corporation decreased $245 million in 2018 as compared with 2017 as a result of the Tax Act, discussed above, partially offset by the impact of the Company now owning 100% of Boardwalk Pipeline.

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

Net income increased $291 million in 2017 as compared with 2016 as a result of the Tax Act in 2017 and the changes discussed above.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2018, 2017 and 2016 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2018	2017	2016
(In millions)

Revenues:
Operating revenue	$628	$577	$557
Gain on sale of owned hotel	23
Revenues related to reimbursable expenses	104	105	110
Total	755	682	667
Expenses:
Operating	533	502	489
Asset impairments at owned hotels	22
Reimbursable expenses	104	105	110
Depreciation	67	63	63
Equity income from joint ventures	(73)	(81)	(41)
Interest	29	28	24
Total	682	617	645
Income before income tax	73	65	22
Income tax expense	(25)	(1)	(10)
Net income attributable to Loews Corporation	$48	$64	$12

2018 Compared with 2017

Operating revenues increased $51 million and operating expenses increased $31 million in 2018 as compared with 2017 primarily due to the improved performance of several owned hotels, primarily the Loews Miami Beach Hotel. Total revenues for 2018 include a $23 million gain on sale of the Loews Annapolis Hotel. Asset impairments in 2018 reflect reductions in the carrying value of two owned properties.

Equity income from joint ventures decreased $8 million in 2018 as compared with 2017 primarily due to a net benefit of $10 million from a gain on the sale of an equity interest in a joint venture hotel property partially offset by an impairment charge related to an equity interest in a second joint venture hotel property in 2017. Absent this net benefit, equity income from joint ventures increased $2 million primarily due to the improved performance of the Universal Orlando joint venture properties.

Net income attributable to Loews Corporation decreased $16 million. Excluding the effect of the corporate income tax rate change, net income increased approximately $5 million primarily due to the changes discussed above.

2017 Compared with 2016

Operating revenues increased $20 million and operating expenses increased $13 million in 2017 as compared with 2016 primarily due to an increase in revenue and expenses upon completion of renovations at the Loews Miami Beach Hotel.

Equity income from joint ventures increased $40 million in 2017 as compared with 2016 primarily due to a $25 million gain on the sale of an equity interest in the Loews Don CeSar Hotel, a joint venture hotel property, in February of 2017, increased equity income from Universal Orlando joint venture properties and the absence of a $13 million impairment charge related to an equity interest in a joint venture hotel property in 2016. These increases were partially offset by a $15 million impairment charge in 2017 related to an equity interest in a joint venture hotel property.

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

The following table summarizes the results of operations for Corporate for the years ended December 31, 2018, 2017 and 2016 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2018	2017	2016
(In millions)

Revenues:
Net investment income (loss)	$(10)	$146	$146
Other revenues	867	499	3
Total	857	645	149
Expenses:
Operating and other	956	618	131
Interest	108	95	72
Total	1,064	713	203
Loss before income tax	(207)	(68)	(54)
Income tax benefit	46	14	19
Net loss attributable to Loews Corporation	$(161)	$(54)	$(35)

2018 Compared with 2017

Net investment loss was $10 million in 2018 as compared with income of $146 million in 2017 primarily due to negative returns from equity based investments in the trading portfolio and limited partnership investments.

Other revenues increased $368 million in 2018 as compared with 2017 due to Consolidated Container’s revenues reflecting a full year of operations in 2018 as compared with approximately seven months of operations in 2017. In addition, the increase also reflects the pass-through effect of higher year-over-year resin prices. Consolidated Container’s contracts generally provide for resin price changes to be passed through to its customers on a short-term lag, generally about one month. When a pass-through occurs, revenues and expenses generally change by the same amount so that Consolidated Container’s gross margin returns to the same level as prior to the change in prices.

Operating and other expenses increased $338 million in 2018 as compared with 2017 primarily due to an increase of $349 million of Consolidated Container’s expenses reflecting a full year of operations in 2018 as compared with approximately seven months of operations in 2017 and higher average resin prices from Consolidated Container’s operations. This increase is partially offset by the absence of costs related to the acquisition of Consolidated Container in 2017 and decreased corporate overhead expenses. Interest expense increased $13 million in 2018 as compared with 2017, primarily due to interest expense associated with Consolidated Container’s term loan reflecting a full year of operations in 2018 as compared with approximately seven months of operations in 2017.

Net results decreased $107 million in 2018 as compared with 2017 primarily due to the changes discussed above and the impact of the lower corporate tax rate in 2018 providing a lower benefit to corporate losses.

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

Operating and other expenses increased $487 million in 2017 as compared with 2016 primarily due to $479 million of expenses for Consolidated Container’s operations for the period since the acquisition date. In addition, operating expenses increased due to costs related to the acquisition of Consolidated Container, partially offset by the absence of prior year expenses related to the implementation of the 2016 Incentive Compensation Plan. Interest expense increased $23 million in 2017 as compared with 2016 primarily due to interest expense associated with Consolidated Container’s $605 million term loan from the date of acquisition.

Corporate recorded an $8 million increase to income tax expense resulting from the effect of the lower corporate tax rate on net deferred tax assets.

Net results decreased $19 million in 2017 as compared with 2016 primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.1 billion at December 31, 2018 as compared to $4.9 billion at December 31, 2017. In 2018, we received $878 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $1.5 billion to fund the purchase of common units in Boardwalk Pipeline as discussed above, $1.0 billion to fund treasury stock purchases, $80 million of cash dividends to our shareholders and approximately $92 million of net cash contributions to Loews Hotels & Co. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

As of February 1, 2019, there were 311,299,326 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. In 2018, we purchased 20.3 million shares of Loews common stock. As of February 8, 2019, we had purchased an additional 0.9 million shares of Loews common stock in 2019 at an aggregate cost of $44 million.

The Company currently has an unsecured debt rating of A with a negative outlook from Fitch Rating, Inc., a corporate credit and senior debt rating of A with a stable outlook from S&P Global Ratings (“S&P”) and an unsecured debt rating of A3 with a stable outlook from Moody’s Investors Service (“Moody’s”). Should one or more rating agencies downgrade our credit ratings from current levels, or announce that they have placed us under review for a potential downgrade, our cost of capital could increase and our ability to raise new capital could be adversely affected.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $1.2 billion in 2018 and $1.3 billion in 2017. Cash provided by operating activities in 2018 reflected higher income taxes paid and higher net claim payments, partially offset by an increase in premiums collected as compared with 2017. In 2017, cash provided by operating activities reflected higher net claim payments and a lower level of distributions on limited partnerships, partially offset by lower IT spend and an increase in premiums collected as compared with 2016.

CNA paid dividends of $3.30 per share on its common stock, including a special dividend of $2.00 per share in 2018. On February 8, 2019, CNA’s Board of Directors declared a quarterly dividend of $0.35 per share and a special dividend of $2.00 per share payable March 14, 2019 to shareholders of record on February 25, 2019. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2018, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department’s prior approval is $1.4 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $1.0 billion in 2018. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Diamond Offshore’s cash provided by operating activities decreased approximately $262 million in 2018 as compared with 2017, primarily due to lower cash receipts for contract drilling services of $312 million, partially offset by a net decrease in cash expenditures for contract drilling services and other working capital requirements of $8 million and lower income tax payments, net of refunds, of $42 million. The decrease in cash flow from operations is primarily the result of reduced demand for Diamond Offshore’s contract drilling services, which continued into 2018, partially offset by its cost control initiatives.

Diamond Offshore expects capital expenditures in 2019 to be approximately $340 million to $360 million. Projects for 2019 include $110 million in capitalized costs associated with the reactivation and upgrade of the Ocean Onyx, approximately $20 million associated with the reactivation of the Ocean Endeavor and other capital expenditures under its capital maintenance and replacement programs, including equipment upgrades for the Ocean BlackHawk and Ocean BlackHornet. At December 31, 2018, Diamond Offshore has no significant purchase obligations, except for those related to its direct rig operations, which arise during the normal course of business.

As of February 8, 2019, Diamond Offshore had no outstanding borrowings under its credit agreements.

In 2018, S&P downgraded Diamond Offshore’s corporate credit rating to B from B+ with a negative outlook and Moody’s downgraded Diamond Offshore’s corporate credit rating to B2 from Ba3 with a negative outlook. These credit ratings are below investment grade and could raise Diamond Offshore’s cost of financing. As a consequence, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. One or more of these occurrences could limit Diamond Offshore’s ability to pursue other business opportunities.

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

Boardwalk Pipeline’s cash provided by operating activities decreased $71 million in 2018 compared to 2017, primarily due to the change in net income.

For 2018 and 2017, Boardwalk Pipeline’s capital expenditures were $468 million and $708 million, consisting of a combination of growth and maintenance capital. During 2018, Boardwalk Pipeline purchased $19 million of natural gas to be used as base gas for its pipeline system. Boardwalk Pipeline expects total capital expenditures to be approximately $450 million in 2019, including approximately $150 million for maintenance capital and $300 million related to growth projects.

As of February 11, 2019, Boardwalk Pipeline had $630 million of outstanding borrowings under its credit facility, resulting in an available borrowing capacity of approximately $870 million. Boardwalk Pipeline anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations for 2019.

During 2019, Loews Hotels & Co anticipates funding approximately $95 million to its joint venture developments in progress, which will be derived from cash on hand, cash generated from operations and cash contributions from Loews Corporation.

Off-Balance Sheet Arrangements

At December 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2018	Total	1 year	1-3 years	3-5 years	5 years
(In millions)

Debt (a)	$16,183	$899	$2,408	$3,112	$9,764
Operating leases	702	75	158	125	344
Claim and claim adjustment expense reserves (b)	23,396	5,427	6,131	3,109	8,729
Future policy benefit reserves (c)	26,920	(409)	(125)	597	26,857
Purchase and other obligations	757	309	142	135	171
Total	$67,958	$6,301	$8,714	$7,078	$45,865

(a)	Includes estimated future interest payments.
(b)

The claim and claim adjustment expense reserves reflected above are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2018. See the Insurance Reserves section of this MD&A for further information.

(c)

The future policy benefit reserves reflected above are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2018. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Year Ended December 31	2018	2017	2016
(In millions)

Fixed income securities:
Taxable fixed income securities	$1,449	$1,397	$1,421
Tax-exempt fixed income securities	384	427	405
Total fixed income securities	1,833	1,824	1,826
Limited partnership and common stock investments	(42)	207	158
Other, net of investment expense	26	3	4
Pretax net investment income	$1,817	$2,034	$1,988

Fixed income securities after tax and noncontrolling interests	$1,351	$1,185	$1,180

Net investment income after tax and noncontrolling interests	$1,341	$1,308	$1,280

Effective income yield for the fixed income securities portfolio, before tax	4.7%	4.7%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.4%	3.5%

Net investment income before tax and noncontrolling interests decreased $217 million in 2018 as compared with 2017. The decrease was driven by limited partnership and common stock investments, which returned (1.9)% in 2018 as compared with 9.1% in the prior year. The lower return in 2018 included the change in fair value of common stock investments. Despite the decline in limited partnership income, net investment income after tax and noncontrolling interests increased $33 million in 2018 as compared with 2017 driven by the lower federal corporate income tax rate.

Net investment income after tax and noncontrolling interests increased $28 million in 2017 as compared with 2016. The increase was driven by limited partnership and common stock investments, which returned 9.1% in 2017 as compared with 6.4% in the prior year.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Year Ended December 31	2018	2017	2016
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$26	$114	$39
States, municipalities and political subdivisions	36	14	29
Asset-backed	(58)	(6)	(2)
Total fixed maturity securities	4	122	66
Non-redeemable preferred stock	(74)		1
Short term and other	13		(5)
Total realized investment gains (losses)	(57)	122	62
Income tax (expense) benefit	14	(40)	(19)
Amounts attributable to noncontrolling interests	5	(9)	(4)
Net realized investment gains (losses) attributable to Loews Corporation	$(38)	$73	$39

Net realized investment results before tax and noncontrolling interests decreased $179 million in 2018 as compared with 2017. The decrease was driven by lower net realized gains on sales of securities and the decline in fair value of non-redeemable preferred stock. Net realized investment gains before tax and noncontrolling interests increased $60 million in 2017 as compared with 2016, driven by lower OTTI losses recognized in earnings.

Further information on CNA’s realized gains and losses, including OTTI losses, is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2018		December 31, 2017
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,334	$(24)	$4,514	$21
AAA	3,027	245	1,954	152
AA	6,510	512	8,982	914
A	8,768	527	9,643	952
BBB	14,205	274	13,554	1,093
Non-investment grade	2,702	(73)	2,840	140
Total	$39,546	$1,461	$41,487	$3,272

As of December 31, 2018 and 2017, only 1% and 2% of CNA’s fixed maturity portfolio was rated internally.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
December 31, 2018	Fair Value	Losses
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,889	$53
AAA	359	7
AA	788	12
A	2,391	62
BBB	6,971	262
Non-investment grade	1,905	125
Total	$15,303	$521

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
December 31, 2018	Fair Value	Losses
(In millions)
Due in one year or less	$218	$7
Due after one year through five years	2,409	57
Due after five years through ten years	10,479	347
Due after ten years	2,197	110
Total	$15,303	$521

Duration

A primary objective in the management of CNA’s investment portfolio is to optimize return relative to the corresponding liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions as well as domestic and global economic conditions, are some of the factors that enter into an investment decision. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on its views of a specific issuer or industry sector.

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

	December 31, 2018		December 31, 2017
		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(In Years)	Fair Value	(In Years)
(In millions of dollars)
Investments supporting Other Insurance Operations	$16,212	8.4	$16,797	8.4
Other investments	25,428	4.4	26,817	4.4

Total	$41,640	6.0	$43,614	5.9

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

December 31	2018	2017
(In millions)

Short term investments:
Commercial paper	$705	$905
U.S. Treasury securities	185	355
Other	396	176
Total short term investments	$1,286	$1,436

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

Establishing Property & Casualty Reserve Estimates

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as aging services, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine, surety and warranty. Property & Casualty Operations contain both long-tail and short-tail exposures. Other Insurance Operations contain long-tail exposures.

Various methods are used to project ultimate losses for both long-tail and short-tail exposures.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors including the impact of inflation on claim costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can affect the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.

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

For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA may not assign much, if any, weight to the paid and incurred development methods. CNA may use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods for short-tail exposures.

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

Currently, CNA’s recorded reserves are modestly higher than the actuarial point estimate. For Property & Casualty Operations, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, changes to the tort environment which may adversely affect claim costs and the effects from the economy. For CNA’s legacy A&EP liabilities, the difference between CNA’s reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.

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

Professional liability, management liability and surety products include professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the health care delivery system. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $400 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $4.7 billion as of December 31, 2018.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimate is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $350 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $300 million. Net reserves for workers’ compensation were approximately $4.0 billion as of December 31, 2018.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.4 billion as of December 31, 2018.

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

The following table summarizes gross and net carried reserves for CNA’s Property & Casualty Operations:

December 31	2018	2017
(In millions)

Gross Case Reserves	$6,671	$6,913
Gross IBNR Reserves	9,287	9,156
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,958	$16,069

Net Case Reserves	$6,063	$6,343
Net IBNR Reserves	8,290	8,232
Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,353	$14,575

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off, including CNA Re and A&EP:

December 31	2018	2017
(In millions)

Gross Case Reserves	$1,208	$1,371
Gross IBNR Reserves	1,217	1,065
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,425	$2,436

Net Case Reserves	$96	$94
Net IBNR Reserves	96	111
Total Net Carried Claim and Claim Adjustment Expense Reserves	$192	$205

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

Annually, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of the claim and claim adjustment expense reserves for structured settlement obligations. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in CNA’s results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings. Periodically, CNA engages independent third parties to assess the appropriateness of its best estimate assumptions and the associated GPV required reserves. The last independent assessment was performed in 2017.

CNA’s most recent GPV indicated its future policy benefit reserves for long term care business were not deficient in the aggregate, but profits are expected to be recognized in early years followed by losses in later years. In that circumstance, future policy benefit reserves are increased in the profitable years by an amount necessary to offset losses that are projected to be recognized in later years. The amount of the additional future policy benefit reserves recorded in each quarterly period is based on the ratio of the present value of future losses divided by the present value of future profits from the most recently completed GPV applied to long term care core income.

The GPV process was performed in the third quarter of 2018 as compared to the fourth quarter of 2017. The September 30, 2018 GPV indicated recorded reserves included a margin of approximately $182 million. A summary of the changes in the estimated reserve margin is presented in the table below:

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

Estimated Reduction
2018 GPV	to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
5% increase in morbidity	$460
10% increase in morbidity	1,103
Persistency:
5% decrease in active life mortality and lapse	$31
10% decrease in active life mortality and lapse	253
Discount rates:
50 basis point decline in future interest rates	$140
100 basis point decline in future interest rates	500
Premium rate actions:
50% decrease in anticipated future premium rate increases	$-

The following table summarizes policyholder reserves for CNA’s long term care operations:

December 31, 2018	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care	$2,761	$9,113	$11,874
Structured settlement annuities	530		530
Other	14		14
Total	3,305	9,113	12,418
Shadow adjustments (a)	115	1,250	1,365
Ceded reserves (b)	181	234	415
Total gross reserves	$3,601	$10,597	$14,198

December 31, 2017

Long term care	$2,568	$8,959	$11,527
Structured settlement annuities	547		547
Other	16		16
Total	3,131	8,959	12,090
Shadow adjustments (a)	159	1,990	2,149
Ceded reserves (b)	209	230	439
Total gross reserves	$3,499	$11,179	$14,678

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

CATASTROPHES AND RELATED REINSURANCE

CNA generally defines catastrophe loss events in the U.S. consistent with the definition of the Property Claims Service (“PCS”). PCS defines a catastrophe as an event that causes damage of $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. For events outside of the U.S., CNA defines a catastrophe as an industry recognized event that generates an accumulation of claims amounting to more than $1 million for the International line of business.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $252 million, $380 million and $165 million for the years ended December 31, 2018, 2017 and 2016. Net catastrophe losses for the year ended December 31, 2018 included $88 million related to Hurricane Michael, $47 million related to the California wildfires and $33 million related to Hurricane Florence. The remaining net catastrophe losses in 2018 resulted primarily from U.S. weather related events. Net catastrophe losses for the year ended December 31, 2017 included $256 million related to Hurricanes Harvey, Irma and Maria and also required reinsurance reinstatement premium of $4 million. The remaining net catastrophe losses in 2017 resulted primarily from the California wildfires and U.S. weather related events. Net catastrophe losses for the year ended December 31, 2016 related primarily to U.S. weather-related events and the Fort McMurray wildfires.

CNA generally seeks to manage its exposure to catastrophes through the purchase of catastrophe reinsurance and has catastrophe reinsurance treaties that cover property and workers’ compensation losses. CNA conducts an ongoing review of its risk and catastrophe coverages and from time to time make changes as it deems appropriate. The following discussion summarizes CNA’s most significant catastrophe reinsurance coverage at January 1, 2019.

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. Exposures underwritten through Hardy are excluded. The treaty has a term of January 1, 2019 to May 1, 2020. The 2019 treaty provides coverage for the accumulation of losses from catastrophe occurrences above CNA’s per occurrence retention of $250 million up to $1.0 billion. There is no co-participation for the treaty term. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

Group Workers Compensation Treaty

CNA also purchased corporate Workers Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2019 to January 1, 2020 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s retention of $25 million. The treaty provides $475 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s retention of $25 million. Of the $475 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril. CNA also purchased a targeted facultative facility to address exposure accumulations in specific peak terrorism zones.

Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”)

CNA’s principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2020. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $180 million industry-wide for calendar year 2019, with the threshold increasing to $200 million for 2020. Under the current provisions of the program, in 2019 the federal government will reimburse 81% of CNA’s covered losses in excess of its applicable deductible up to a total industry program cap of $100 billion. This amount will decrease to 80% in the year 2020. CNA’s deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2018 earned premiums, CNA’s estimated deductible under the program is $1.4 billion for 2019. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care policies and are estimated using actuarial estimates about morbidity and persistency as well as assumptions about expected investment returns and future premium rate increases. The reserve for unearned premiums represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Insurance Reserves section of this MD&A.

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

Additionally, exposure exists with respect to the collectibility of amounts due from customers on other receivables. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due, currently as well as in the future, historical reinsurer default data, management’s experience and current economic conditions.

If actual experience differs from the estimates made by management in determining the allowances for doubtful accounts on reinsurance and other receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations and/or equity could be materially adversely affected.

Valuation of Investments and Impairment of Securities

Fixed maturity and equity securities are carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which requires us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on fair value measurements is included in Note 4 of the Notes to Consolidated Financial Statements included under Item 8.

CNA’s investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long term prospects of the issuer, or the underlying collateral, the relevant industry conditions and trends, and whether CNA expects to receive cash flows sufficient to recover the entire amortized cost basis of the security. Further information on CNA’s process for evaluating impairments is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as some statements in other SEC filings and periodic press releases of us and our subsidiaries and some oral statements made by us and our subsidiaries and our and their officials during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.

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

The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2018 and 2017 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our debt is primarily denominated in U.S. dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $492 million and $630 million at December 31, 2018 and 2017. The impact of a 100 basis point decrease would result in an increase in market value of $537 million and $694 million at December 31, 2018 and 2017. Consolidated Container has entered into interest rate swaps for a notional amount of $500 million to hedge its exposure to fluctuations in LIBOR on a portion of its variable rate debt. These swaps effectively fix the interest rate on the hedged portion of the term loan at approximately 2.1% plus an applicable margin. At December 31, 2018 and 2017, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would increase interest expense by approximately $7 million and $5 million on an annual basis.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2018 and 2017, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2018 and 2017, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2018 and 2017.

We have exposure to price risk as a result of Consolidated Container’s purchases of certain raw materials, such as high-density polyethylene, polycarbonate, polypropylene and polyethylene terephthalate resins in connection with the production of its products. The purchase prices of these raw materials are determined based on prevailing market conditions. While Consolidated Container’s operations are affected by fluctuations in resin prices, its net income over time is generally unaffected by these changes as these costs are generally passed through to its customers.

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

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2018 and 2017 due to an increase in yield rates of 100 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant, on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

		Increase (Decrease)
December 31, 2018	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$157	$(1)
Equity securities – long	495		$(124)
– short	(6)		2
Options – purchased	18		28
– written	(17)		(19)
Other invested assets	5
Short term investments	1,926	(4)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2018	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities	$39,542	$(2,440)	$(406)
Equity securities	780	(29)	(3)	$(46)
Limited partnership investments	2,424			(308)
Other invested assets	53		(9)
Mortgage loans	827	(36)
Short term investments	1,943	(1)	(24)
Interest rate swaps (a)	11	22
Other derivatives	4	15

(a)	The market risk at December 31, 2018 will generally be offset by recognition of the underlying hedged transaction.

Trading portfolio:

		Increase (Decrease)
December 31, 2017	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)
Fixed maturities – long	$649	$(1)
Equity securities – long	517		$(129)
– short	(5)		1
Options – purchased	12		16
– written	(7)		(15)
Other invested assets	60		(1)
Short term investments	2,745
Other derivatives	1		67

Other than trading portfolio:

		Increase (Decrease)
December 31, 2017	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)
Fixed maturities	$41,484	$(2,559)	$(429)
Equity securities	695	(26)	(4)	$(16)
Limited partnership investments	3,278			(464)
Other invested assets	44		(7)
Mortgage loans	844	(40)
Short term investments	1,901	(1)	(20)
Interest rate swaps (a)	4	26
Other derivatives	(3)	17

(a)	The market risk at December 31, 2017 will generally be offset by recognition of the underlying hedged transaction.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 13, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for recognition and measurement of equity securities in 2018.

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

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for recognition and measurement of equity securities in 2018.

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

February 13, 2019

We have served as the Company’s auditor since 1969.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2018	2017
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $38,234 and $38,861	$39,699	$42,133

Equity securities, cost of $1,479 and $1,177	1,293	1,224

Limited partnership investments	2,424	3,278

Other invested assets, primarily mortgage loans	901	945

Short term investments	3,869	4,646

Total investments	48,186	52,226

Cash	405	472

Receivables	7,960	7,613

Property, plant and equipment	15,511	15,427

Goodwill	665	659

Deferred non-insurance warranty acquisition expenses (Note 1)	2,513	212

Deferred acquisition costs of insurance subsidiaries	633	634

Other assets	2,443	2,343

Total assets	$78,316	$79,586

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2018	2017
(Dollar amounts in millions, except per share data)
Insurance reserves:
Claim and claim adjustment expense	$21,984	$22,004
Future policy benefits	10,597	11,179
Unearned premiums	4,183	4,029
Total insurance reserves	36,764	37,212

Payable to brokers	42	60
Short term debt	17	280
Long term debt	11,359	11,253
Deferred income taxes	841	749
Deferred non-insurance warranty revenue (Note 1)	3,402	972
Other liabilities	4,505	4,494
Total liabilities	56,930	55,020

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 312,169,189 and 332,487,815 shares	3	3
Additional paid-in capital	3,627	3,151
Retained earnings	15,773	16,096
Accumulated other comprehensive loss	(880)	(26)
	18,523	19,224
Less treasury stock, at cost (100,000 and 400,000 shares)	(5)	(20)
Total shareholders’ equity	18,518	19,204
Noncontrolling interests	2,868	5,362
Total equity	21,386	24,566
Total liabilities and equity	$78,316	$79,586

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2018	2017	2016
(In millions, except per share data)

Revenues:
Insurance premiums	$7,312	$6,988	$6,924
Net investment income	1,817	2,182	2,135
Investment gains (losses):
Other-than-temporary impairment losses	(21)	(14)	(81)
Other net investment gains (losses)	(36)	136	131
Total investment gains (losses)	(57)	122	50
Non-insurance warranty revenue (Notes 1 and 13)	1,007	390	361
Operating revenues and other	3,987	4,053	3,635
Total	14,066	13,735	13,105

Expenses:
Insurance claims and policyholders’ benefits	5,572	5,310	5,283
Amortization of deferred acquisition costs	1,335	1,233	1,235
Non-insurance warranty expense (Notes 1 and 13)	923	299	271
Operating expenses and other (Note 6)	4,828	4,665	4,844
Interest	574	646	536
Total	13,232	12,153	12,169
Income before income tax	834	1,582	936
Income tax expense	(128)	(170)	(220)
Net income	706	1,412	716
Amounts attributable to noncontrolling interests	(70)	(248)	(62)
Net income attributable to Loews Corporation	$636	$1,164	$654

Basic net income per common share	$1.99	$3.46	$1.93

Diluted net income per common share	$1.99	$3.45	$1.93

Basic weighted average number of shares outstanding	319.06	336.61	337.95

Diluted weighted average number of shares outstanding	319.93	337.50	338.31

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2018	2017	2016
(In millions)

Net income	$706	$1,412	$716

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	(14)	(5)	3
Net other unrealized gains (losses) on investments	(798)	108	257
Total unrealized gains (losses) on investments	(812)	103	260
Unrealized gains on cash flow hedges	6	3	2
Pension liability	(2)	12	5
Foreign currency translation	(84)	100	(114)

Other comprehensive income (loss)	(892)	218	153

Comprehensive income (loss)	(186)	1,630	869

Amounts attributable to noncontrolling interests	25	(269)	(81)

Total comprehensive income (loss) attributable to Loews Corporation	$(161)	$1,361	$788

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2016	$22,810	$3	$3,184	$14,731	$(357)	$-	$5,249
Net income	716			654			62
Other comprehensive income	153				134		19
Dividends paid ($0.25 per share)	(218)			(84)			(134)
Purchases of subsidiary stock from noncontrolling interests	(9)		3				(12)
Purchases of Loews treasury stock	(134)					(134)
Retirement of treasury stock	-		(32)	(102)		134
Stock-based compensation	47		45				2
Other	(4)		(13)	(3)			12
Balance, December 31, 2016	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	1,412			1,164			248
Other comprehensive income	218				197		21
Dividends paid ($0.25 per share)	(223)			(84)			(139)
Purchases of Loews treasury stock	(237)					(237)
Retirement of treasury stock	1		(41)	(175)		217
Stock-based compensation	35		2				33
Other	(1)		3	(5)			1
Balance, December 31, 2017	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, December 31, 2017	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards (Note 1)	(91)			(43)	(28)		(20)
Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	706			636			70
Other comprehensive loss	(892)				(797)		(95)
Dividends paid ($0.25 per share)	(201)			(80)			(121)
Purchase of Boardwalk Pipeline common units	(1,718)		658		(29)		(2,347)
Purchases of Loews treasury stock	(1,011)					(1,011)
Retirement of treasury stock	-		(195)	(831)		1,026
Stock-based compensation	31		19				12
Other	(4)		(6)	(5)			7
Balance, December 31, 2018	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2018	2017	2016
(In millions)

Operating Activities:

Net income	$706	$1,412	$716
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Investment (gains) losses	57	(122)	(50)
Equity method investees	572	25	221
Amortization of investments	(70)	(40)	(27)
Depreciation and amortization	912	874	841
Asset impairments	44	106	697
Provision for deferred income taxes	86	(47)	102
Other non-cash items	72	164	73
Changes in operating assets and liabilities, net:
Receivables	(131)	93	24
Deferred acquisition costs	(6)	(24)	(8)
Insurance reserves	482	22	237
Other assets	(102)	(95)	(71)
Other liabilities	(102)	114	26
Trading securities	1,702	108	(528)
Net cash flow operating activities	4,222	2,590	2,253

Investing Activities:

Purchases of fixed maturities	(10,785)	(9,065)	(9,827)
Proceeds from sales of fixed maturities	8,408	5,438	5,332
Proceeds from maturities of fixed maturities	2,370	3,641	3,219
Purchases of limited partnership investments	(420)	(171)	(355)
Proceeds from sales of limited partnership investments	470	212	327
Purchases of property, plant and equipment	(995)	(1,031)	(1,450)
Acquisitions	(37)	(1,218)	(79)
Dispositions	113	79	330
Change in short term investments	(339)	(167)	158
Other, net	(229)	(373)	158
Net cash flow investing activities	(1,444)	(2,655)	(2,187)

Loews Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2018	2017	2016
(In millions)

Financing Activities:

Dividends paid	$(80)	$(84)	$(84)
Dividends paid to noncontrolling interests	(121)	(139)	(134)
Purchase of Boardwalk Pipeline common units	(1,504)
Purchases of Loews treasury stock	(1,026)	(216)	(134)
Principal payments on debt	(1,043)	(2,411)	(3,418)
Issuance of debt	865	3,067	3,614
Other, net	74	(16)	(10)
Net cash flow financing activities	(2,835)	201	(166)

Effect of foreign exchange rate on cash	(10)	9	(13)

Net change in cash	(67)	145	(113)
Cash, beginning of year	472	327	440
Cash, end of year	$405	$472	$327

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

Investments – The Company classifies its fixed maturity securities as either available-for-sale or trading, and as such, they are carried at fair value. Short term investments are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Income. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. Losses may be recognized within the Consolidated Statements of Income when a decline in value is determined by the Company to be other-than-temporary.

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

To the extent that unrealized gains on fixed maturity securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments decreased $298 million (after tax and noncontrolling interests) and increased $355 million (after tax and noncontrolling interests) for the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by Shadow Adjustments of $964 million and $1.3 billion (after tax and noncontrolling interests).

Equity securities are carried at fair value. CNA’s non-redeemable preferred stock investments contain characteristics of debt securities, are priced similarly to bonds and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities is not discretionary, CNA does not consider the changes in fair value of non-redeemable preferred stock to be reflective of its primary operations. As such, the changes in the fair value of these securities are recorded through Net realized investments gains (losses).

The Company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income (loss). Prior to 2018, a portfolio of equity securities were considered available-for-sale with changes in fair value reported as a component of Other comprehensive income (loss).

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

An available-for-sale security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded other-than-temporary impairment (“OTTI”) losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

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

Prior to 2018, CNA applied the same impairment model as described above for the majority of its non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities. For all other equity securities, in determining whether the security was other-than-temporarily impaired, CNA considered a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (iv) general market conditions and industry or sector specific outlook.

Joint venture investments – The Company had approximately 20% to 50% interests in operating joint ventures related to hotel properties that are accounted for under the equity method. The Company’s investment in these entities was $312 million and $237 million for the years ended December 31, 2018 and 2017 and reported in Other assets on the Company’s Consolidated Balance Sheets. Equity income for these investments was $73 million, $81 million and $41 million for the years ended December 31, 2018, 2017 and 2016 and reported in Operating expenses and other on the Company’s Consolidated Statements of Income.

The following tables present summarized financial information for these joint ventures:

Year Ended December 31		2018	2017
(In millions)
Total assets		$1,924	$1,703
Total liabilities		1,451	1,347

Year Ended December 31	2018	2017	2016

Revenues	$731	$731	$693
Net income	114	261	80

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

Securities lending activities – The Company lends securities for the purpose of enhancing income or to finance positions to unrelated parties who have been designated as primary dealers by the Federal Reserve Bank of New York. Borrowers of these securities must deposit and maintain collateral with the Company of no less than 100% of the fair value of the securities loaned. United States of America (“U.S.”) Government securities and cash are accepted as collateral. The Company maintains effective control over loaned securities and, therefore, continues to report such securities as investments on the Consolidated Balance Sheets.

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2018 and 2017.

Revenue recognition – Premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are principally earned ratably over the term of the policies. Premiums on long term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

Insurance receivables include balances due currently or in the future, including amounts due from insureds related to losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. Amounts are considered past due based on policy payment terms. The allowance is determined based on periodic evaluations of aged receivables, historical business default data, management’s experience and current economic conditions. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

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

CNA’s non-insurance warranty revenues are primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners, which generally provide coverage from one month to ten years. For warranty products where CNA acts as the principal in the transaction, non-insurance warranty revenues are reported on a gross basis, with amounts paid by customers reported as Non-insurance warranty revenue and commissions paid to agents reported as Non-insurance warranty expense on the Consolidated Statements of Income. Additionally, CNA provides warranty administration services for dealer and manufacturer warranty products. Non-insurance revenues are recognized when obligations under the terms of the contract with CNA’s customers are satisfied, which is generally over time as obligations are fulfilled. CNA recognizes non-insurance warranty revenues over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers pay in full at the inception of the warranty contract. The liability for unearned warranty revenue, reported as Deferred non-insurance warranty revenue on the Consolidated Balance Sheets, represents the unearned portion of revenue in advance of CNA’s performance, including amounts which are refundable upon cancellation.

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

Consolidated Container manufactures rigid plastic packaging to provide packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. In addition, Consolidated Container manufactures commodity and differentiated plastic resins from recycled plastic materials for a variety of end markets. Consolidated Container recognizes revenue as control is transferred to the customer.

Contract costs – Costs to obtain or fulfill contracts with customers are deferred and reported as Deferred non-insurance warranty acquisition expenses on the Consolidated Balance Sheets. These costs are expected to be recoverable over the term of the contract and are amortized in the same manner the related revenue is recognized. For CNA’s deferred non-insurance warranty acquisition expenses, losses under warranty contracts would be recognized when it is probable that estimated future costs exceed unrecognized revenue. CNA evaluates deferred costs for recoverability including consideration of anticipated investment income. Adjustments to deferred costs, if necessary, are recorded in the current period results of operations.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion as of December 31, 2018 and 2017. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 8.0% as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the discounted reserves for unfunded structured settlements were $512 million and $527 million, net of discount of $760 million and $798 million. For the years ended December 31, 2018, 2017 and 2016, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $40 million, $41 million and $42 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income but is excluded from the disclosure of prior year loss reserve development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2018 and 2017, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2018 and 2017, the discounted reserves for workers’ compensation lifetime claim reserves were $343 million and $346 million, net of discount of $168 million and $190 million. For the years ended December 31, 2018, 2017 and 2016, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $16 million, $19 million and $17 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income, but is excluded from the Company’s disclosure of prior year loss reserve development.

Long term care claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Long term care claim reserves are discounted at an interest rate of 6.0% as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, such discounted reserves totaled $2.6 billion and $2.4 billion, net of discount of $460 million and $446 million.

Future policy benefit reserves – Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. CNA’s future policy benefit reserves are based on best estimate actuarial assumptions as of the most recent date of loss recognition, which occurred in 2015. If a premium deficiency were to emerge in the future, the assumptions would be unlocked, and the future policy benefit reserves would be adjusted. The gross premium valuation (“GPV”) process was performed in the third quarter of 2018 as compared to the fourth quarter in 2017. The GPV as of September 30, 2018 and December 31, 2017 indicated the carried reserves were sufficient, therefore there was no unlocking of assumptions. Interest rates for long term care active life reserves range from 6.6% to 7.0% as of September 30, 2018 and December 31, 2017.

CNA’s most recent GPV indicated the future policy benefit reserves for the long term care business were not deficient in the aggregate, but profits are expected to be recognized in early years followed by losses in later years. In that circumstance, future policy benefit reserves are increased in the profitable years by an amount necessary to offset losses that are projected to be recognized in later years. The amount of the additional future policy benefit reserves recorded in each quarterly period is determined by applying the ratio of the present value of future losses divided by the present value of future profits from the most recently completed GPV to long term care core income in that period.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, the liability balances were $108 million and $121 million.

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

Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA had $3 million and $8 million recorded as deposit assets as of December 31, 2018 and 2017, and $3 million and $4 million recorded as deposit liabilities as of December 31, 2018 and 2017. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.

A loss portfolio transfer is a retroactive reinsurance contract. If the cumulative claim and allocated claim adjustment expenses ceded under a loss portfolio transfer exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the loss portfolio transfer. In any period in which there is a revised estimate of claim and allocated claim adjustment expenses and the loss portfolio transfer is in a gain position, the deferred gain is recalculated as if the revised estimate was available at the inception date of the loss portfolio transfer and the change in the deferred gain is recognized in earnings.

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

Property, plant and equipment – Property, plant and equipment is carried at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the various classes of properties. Leaseholds and leasehold improvements are depreciated or amortized over the terms of the related leases (including optional renewal periods, where appropriate) or the estimated lives of improvements, if less than the lease term.

The principal service lives used in computing provisions for depreciation are as follows:

Years
Pipeline equipment	30 to 50
Offshore drilling equipment	15 to 30
Other	3 to 40

Impairment of long-lived assets –Long-lived and finite-lived intangible assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and intangibles with finite lives, under certain circumstances, are reported at the lower of carrying amount or fair value.

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

For each of the years ended December 31, 2018, 2017 and 2016, approximately 0.9 million, 0.9 million and 0.4 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were included in the calculation of diluted net income per share. For those same periods, there were no shares and approximately 0.4 million and 3.7 million shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. There were no foreign currency transaction gains (losses) for the year ended December 31, 2018 and $26 million and $(21) million for the years ended December 31, 2017 and 2016 included in the Consolidated Statements of Income.

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

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $558 million, $533 million and $511 million for the years ended December 31, 2018, 2017 and 2016. Cash payments for federal, foreign, state and local income taxes amounted to $101 million, $166 million and $114 million for the years ended December 31, 2018, 2017 and 2016. Investing activities exclude $15 million and $18 million of accrued capital expenditures for the years ended December 31, 2018 and 2016 and include $87 million of previously accrued capital expenditures for the year ended December 31, 2017.

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

On January 1, 2018, the Company adopted the updated accounting guidance using the modified retrospective method, with a cumulative effect adjustment to the opening balance sheet. Upon adoption, the new guidance was applied to all contracts subject to the standard that were not completed as of the date of adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. At adoption, the cumulative effect adjustment decreased beginning Retained earnings by $62 million (after tax and noncontrolling interests), resulted in a deferred tax asset of $23 million and increased Deferred non-insurance warranty acquisition expenses by approximately $1.9 billion and Deferred non-insurance warranty revenue by approximately $2.0 billion.

The impact of the new guidance is primarily related to revenue on CNA’s non-insurance warranty products and services, which is recognized more slowly as compared to the historic revenue recognition pattern. For the warranty products where CNA acts as principal, Non-insurance warranty revenue and Non-insurance warranty expense on the Consolidated Statements of Income are increased to reflect the gross amount paid by consumers, including the retail seller’s markup, which is considered a commission to the Company’s agent. This gross-up of revenues and expenses resulted in an increase to Deferred non-insurance warranty acquisition expenses and Deferred non-insurance warranty revenue on the Consolidated Balance Sheets, as the revenue and expense are recognized over the actuarially determined expected claims emergence pattern. Prior to the adoption of ASU 2014-09, Deferred non-insurance warranty acquisition expenses and Deferred non-insurance warranty revenue would have been $234 million and $1.0 billion as of December 31, 2018, as compared to $212 million and $972 million as of December 31, 2017. The impact of adopting the new guidance resulted in an increase to Non-insurance warranty revenue and Non-insurance warranty expense of $587 and $595 million for the year ended December 31, 2018. See Note 13 for additional information on revenues from contracts with customers.

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance primarily changes the model for equity securities by requiring changes in the fair value of equity securities (except those accounted for under the equity method of accounting, those without readily determinable fair values and those that result in consolidation of the investee) to be recognized through the income statement. With the adoption of the new guidance, equity securities are no longer classified as available-for-sale or trading. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. As of January 1, 2018, the Company adopted the updated accounting guidance and recognized a cumulative effect adjustment of $25 million (after tax and noncontrolling interests) as an increase to beginning Retained earnings. For the year ended December 31, 2018, the Company recognized pretax losses of approximately $96 million in the Consolidated Statements of Income for the decrease in the fair value of equity securities as a result of this change. For the years ended December

31, 2017 and 2016, an increase of $33 million and a decrease of $2 million in the fair value of equity securities was recognized in Other comprehensive income (“OCI”).

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

In August of 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The updated accounting guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, adding and clarifying certain disclosures. The Company early adopted this standard in December of 2018 and modified the pension disclosures in Note 15.

Recently issued ASUs – In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and in July of 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance provides lessors with an election to combine the lease and non-lease components of a contract, if certain conditions are met, and account for the combined component in accordance with the new revenue guidance in ASU 2014-09 if the non-lease component is the prominent component of the contract. The updated guidance is effective for interim and annual periods beginning after December 15, 2018 and requires using a modified retrospective transition method. However, the Company has elected to apply a practical expedient offered in the updated guidance which allows entities to apply the guidance on January 1, 2019 and comparative periods are not restated. The Company also expects to elect the transition practical expedient package available in the guidance whereby we will not reassess whether any of our expired or existing contracts contain a lease, the classification for any expired or existing leases or the initial direct costs for any existing leases. The Company is finalizing its evaluation of its operating lease inventory and other provisions of the updated guidance, but currently anticipates that the lease asset and lease liability will be approximately $620 million at the adoption date. Based on the Company’s assessment, the impact of adoption of the updated guidance is not expected to have a material effect on its results of operations.

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. A prospective transition method is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements and expects the primary changes to be the use of the expected credit loss model for the mortgage loan portfolio, reinsurance and insurance receivables and other financing receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. Under the allowance method for available-for-sale debt securities the Company will record reversals of credit losses if the estimate of credit losses declines.

In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in OCI.

This guidance is effective for interim and annual periods beginning after December 15, 2020, and requires restatement of the prior periods presented. Early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its consolidated financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in the discount rate is expected to increase volatility in the Company’s Shareholders’ equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. See Note 3 for further information on Shadow Adjustments. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of CNA’s business and related cash flows are unchanged.

Note 2. Acquisitions and Divestitures

Loews Corporation

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

Following completion of the transaction on July 18, 2018, Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of Loews Corporation, holds, directly or indirectly, all of the limited partnership interests of Boardwalk Pipeline. As a result of the transaction, Boardwalk Pipeline has withdrawn the common units from listing on the New York Stock Exchange and from registration under Section 12(b) of the Securities Exchange Act of 1934.

On May 22, 2017, the Company acquired CCC Acquisition Holdings, Inc. for $1.2 billion. CCC Acquisition Holdings, Inc., through its wholly owned subsidiary, Consolidated Container, is a rigid plastic packaging and recycled resins manufacturer that provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. The results of Consolidated Container are included in the Consolidated Financial Statements since the acquisition date in the Corporate segment. Consolidated Container’s revenues were $868 million in 2018 and $498 million in 2017 for the period since the acquisition date. Net income for 2018 and 2017 was not significant.

The acquisition was funded with approximately $620 million of Parent Company cash and debt financing proceeds at Consolidated Container of $600 million. The following table summarizes the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date.

(In millions)

Cash	$5
Property, plant and equipment	389
Goodwill	310
Other assets:
Inventory	57
Customer relationships	459
Trade name	43
Other	127
Deferred income taxes	(27)
Other liabilities:
Accounts payable	(52)
Pension liability	(27)
Other	(61)
$1,223

Customer relationships were valued using an income approach, which values the intangible asset at the present value of the related incremental after tax cash flows. The customer relationships intangible asset will be amortized over a useful life of 21 years. The trade name was valued using an income approach, which values the intangible asset based on an estimate of cost savings, or a relief from royalty. The trade name will be amortized over a useful life of 10 years. Goodwill includes value associated with the assembled workforce and Consolidated Container’s future growth and profitability. The assets acquired and liabilities assumed as part of the acquisition did not result in a step up of tax basis and approximately $94 million of goodwill is deductible for tax purposes. See Note 7 for additional information on goodwill and intangible assets.

Loews Hotels & Co

In 2018, Loews Hotels & Co received proceeds of $40 million for the sale of a hotel. In 2017, Loews Hotels & Co received proceeds of $31 million for the sale of two hotels, in which Loews Hotels & Co had joint venture interests. Loews Hotels & Co paid approximately $84 million to acquire a hotel in 2016. This acquisition was funded with a combination of cash and property-level debt.

Consolidated Container

In 2018, Consolidated Container paid approximately $40 million to complete three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, resulting in recognition of approximately $10 million of goodwill and approximately $15 million of intangible assets, primarily customer relationships.

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2018	2017	2016
(In millions)

Fixed maturity securities	$1,795	$1,812	$1,819
Limited partnership investments	22	277	199
Short term investments	43	18	9
Equity securities	18	12	10
Income (loss) from trading portfolio (a)	(54)	87	112
Other	54	35	45
Total investment income	1,878	2,241	2,194
Investment expenses	(61)	(59)	(59)
Net investment income	$1,817	$2,182	$2,135

(a)	Net unrealized gains (losses) related to changes in fair value on securities still held were $(121), $39 and $44 for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the Company held no non-income producing fixed maturity securities. As of December 31, 2017, the Company held $2 million of non-income producing fixed maturity securities. As of December 31, 2018 and 2017, no investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2018	2017	2016
(In millions)

Fixed maturity securities	$4	$122	$54
Equity securities	(74)		(5)
Derivative instruments	9	(4)	(2)
Short term investments and other	4	4	3
Investment gains (losses) (a)	$(57)	$122	$50

(a)

Gross realized gains on available-for-sale securities were $168, $187 and $209 for the years ended December 31, 2018, 2017 and 2016. Gross realized losses on available-for-sale securities were $164, $65 and $160 for the years ended December 31, 2018, 2017 and 2016. Net realized losses of $73 were recognized due to the change in fair value of non-redeemable preferred stock still held for the year ended December 31, 2018.

Net change in unrealized gains (losses) on investments is as follows:

Year Ended December 31	2018	2017	2016
(In millions)

Fixed maturity securities	$(1,811)	$728	$225
Equity securities		32	(2)
Other		(2)	1
Total net change in unrealized gains (losses) on investments	$(1,811)	$758	$224

The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2018	2017	2016
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$12	$12	$59
Asset-backed	9	1	13
Total fixed maturity securities available-for-sale	21	13	72
Equity securities available-for-sale		1	9
Net OTTI losses recognized in earnings	$21	$14	$81

The amortized cost and fair values of fixed maturity and equity securities are as follows:

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$18,764	$791	$395	$19,160
States, municipalities and political subdivisions	9,681	1,076	9	10,748
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	$(20)
Commercial mortgage-backed	2,200	28	32	2,196
Other asset-backed	1,975	11	24	1,962
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3		159
Foreign government	480	5	4	481
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,081	1,982	521	39,542	(20)
Fixed maturities trading	153	4		157
Total fixed maturities	$38,234	$1,986	$521	$39,699	$(20)

December 31, 2017
(In millions)

Fixed maturity securities:
Corporate and other bonds	$17,210	$1,625	$28	$18,807
States, municipalities and political subdivisions	12,478	1,551	2	14,027	$(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872
Other asset-backed	1,083	16	5	1,094
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government-sponsored enterprises	111	2	4	109
Foreign government	437	9	2	444
Redeemable preferred stock	10	1		11
Fixed maturities available-for-sale	38,212	3,359	87	41,484	(38)
Fixed maturities trading	649	2	2	649
Total fixed maturities	38,861	3,361	89	42,133	(38)
Equity securities:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Equity securities available-for-sale	659	38	2	695	-
Equity securities trading	518	92	81	529
Total equity securities	1,177	130	83	1,224	-
Total fixed maturity and equity securities	$40,038	$3,491	$172	$43,357	$(38)

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21		19		40
Foreign government	114	2	124	2	238	4
Total fixed maturity securities	$12,689	$404	$2,614	$117	$15,303	$521

December 31, 2017
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government-sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4		170	2
Total fixed maturity securities	3,520	38	1,455	49	4,975	87
Equity securities:
Common stock	7	1			7	1
Preferred stock	93	1			93	1
Total equity securities	100	2	-	-	100	2
Total fixed maturity and equity securities	$3,620	$40	$1,455	$49	$5,075	$89

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2018 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2018.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2018, 2017 and 2016 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Year Ended December 31	2018	2017	2016
(In millions)

Beginning balance of credit losses on fixed maturity securities	$27	$36	$53
Reductions for securities sold during the period	(9)	(9)	(16)
Reductions for securities the Company intends to sell or more likely than not will be required to sell			(1)
Ending balance of credit losses on fixed maturity securities	$18	$27	$36

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2018		2017

	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

(In millions)

Due in one year or less	$ 1,350	$ 1,359	$ 1,135	$ 1,157
Due after one year through five years	7,979	8,139	8,165	8,501
Due after five years through ten years	16,859	16,870	16,060	16,718
Due after ten years	11,893	13,174	12,852	15,108

Total	$ 38,081	$ 39,542	$ 38,212	$ 41,484

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2018 and 2017 was approximately $2.4 billion and $3.3 billion, which includes net undistributed earnings of $208 million and $903 million. Limited partnerships comprising 67.6% of the total carrying value are reported on a current basis through December 31, 2018 with no reporting lag, 11.4% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 71.3% and 78.8% of the carrying value as of December 31, 2018 and 2017 employ hedge fund strategies. Limited partnerships comprising 24.3% and 18.1% of the carrying value at December 31, 2018 and 2017 were invested in private debt and equity. The remainder was primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 55.9% were equity related, 26.4% pursued a multi-strategy approach, 14.4% were focused on distressed investments and 3.3% were fixed income related as of December 31, 2018.

The ten largest limited partnership positions held totaled $1.1 billion and $1.5 billion as of December 31, 2018 and 2017. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 2.6% and 2.9% of the aggregate partnership equity at December 31, 2018 and 2017, and the related income reflected on the Consolidated Statements of Income represents approximately 3.3%, 3.0% and 4.0% of the changes in aggregate partnership equity for the years ended December 31, 2018, 2017 and 2016.

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

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2018			2017

	Contractual/ Notional Amount			Contractual/ Notional Amount
		Estimated Fair Value			Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)

(In millions)

With hedge designation:

Interest rate swaps	$500	$11		$500	$4

Without hedge designation:

Equity markets:
Options – purchased	213	18		224	12
– written	239		$ (17)	290		$ (7)
Futures – short				265	1
Commodity futures – long	32			44
Embedded derivative on funds withheld liability	172	4		167		(3)

Investment Commitments

As of December 31, 2018, the Company had committed approximately $574 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of December 31, 2018, the Company had commitments to purchase or fund additional amounts of $230 million and sell $78 million under the terms of such securities.

Investments on Deposit

Securities with carrying values of approximately $2.5 billion and $2.6 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2018 and 2017.

Cash and securities with carrying values of approximately $1.0 billion and $1.1 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2018 and 2017.

Note 4. Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

🌑	Level 1 – Quoted prices for identical instruments in active markets.

🌑

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

🌑	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

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

December 31, 2018	Level 1	Level 2	Level 3	Total

(In millions)

Fixed maturity securities:
Corporate bonds and other	$196	$19,392	$222	$19,810
States, municipalities and political subdivisions		10,748		10,748
Asset-backed		8,787	197	8,984

Fixed maturities available-for-sale	196	38,927	419	39,542
Fixed maturities trading		151	6	157

Total fixed maturities	$196	$39,078	$425	$39,699

Equity securities	$704	$570	$19	$1,293
Short term and other	2,647	1,111		3,758
Receivables		11		11
Payable to brokers	(23)			(23)

December 31, 2017

Fixed maturity securities:
Corporate bonds and other	$128	$19,145	$98	$19,371
States, municipalities and political subdivisions		14,026	1	14,027
Asset-backed		7,751	335	8,086

Fixed maturities available-for-sale	128	40,922	434	41,484
Fixed maturities trading	10	635	4	649

Total fixed maturities	$138	$41,557	$438	$42,133

Equity securities available-for-sale	$91	$584	$20	$695
Equity securities trading	527		2	529

Total equity securities	$618	$584	$22	$1,224

Short term and other	$3,669	$958		$4,627
Receivables	1	4		5
Payable to brokers	(12)			(12)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
										(Losses)	Other
										Recognized in	Comprehensive
		Net Realized Gains								Net Income	Income (Loss)
		(Losses) and Net Change								(Loss) on Level	on Level 3
		in Unrealized Gains								3 Assets and	Assets and
		(Losses)					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at	Held at
2018	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	December 31	December 31	December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$98	$(1)	$(4)	$117	$(5)	$(9)	$35	$(9)	$222		$(5)
States, municipalities and political subdivisions	1					(1)			-
Asset-backed	335	5	(8)	162	(72)	(64)	42	(203)	197	$(2)	(4)

Fixed maturities available-for-sale	434	4	(12)	279	(77)	(74)	77	(212)	419	(2)	(9)
Fixed maturities trading	4	3			(1)				6	2
Total fixed maturities	$438	$7	$(12)	$279	$(78)	$(74)	$77	$(212)	$425	$-	$(9)

Equity securities	$22	$(2)			$(1)				$19	$(2)

				Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31	Unrealized Gains (Losses) Recognized in Net Income on Level 3 Assets and Liabilities Held at December 31

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)
2017	Balance, January 1	Included in Net Income	Included in OCI

(In millions)

Fixed maturity securities:
Corporate bonds and other	$130		$3	$18	$(5)	$(54)	$16	$(10)	$98
States, municipalities and political subdivisions	1								1
Asset-backed	199	$2	3	107		(43)	153	(86)	335

Fixed maturities available-for-sale	330	2	6	125	(5)	(97)	169	(96)	434	$-
Fixed maturities trading	6	(2)							4	(2)

Total fixed maturities	$336	$-	$6	$125	$(5)	$(97)	$169	$(96)	$438	$(2)

Equity securities available-for-sale	$19		$3	$1	$(3)				$20
Equity securities trading	1	$(1)		2					2

Total equity securities	$20	$(1)	$3	$3	$(3)	$-	$-	$-	$22	$-

Life settlement contracts	$58	$6			$(59)	$(5)			$-
Derivative financial instruments, net	-	1			(1)				-

Net realized and unrealized gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other
Life settlement contracts	Operating revenues and other

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

December 31, 2018	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$228	Discounted cash flow	Credit spread	1% – 12%	(3%)

December 31, 2017

Fixed maturity securities	$136	Discounted cash flow	Credit spread	1% – 12%	(3%)

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

	Carrying	Estimated Fair Value
December 31, 2018	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$839			$827	$827

Liabilities:
Short term debt	15		$14		14
Long term debt	11,345		10,111	653	10,764

December 31, 2017

Assets:
Other invested assets, primarily mortgage loans	$839			$844	$844

Liabilities:
Short term debt	278		$156	122	278
Long term debt	11,236		10,966	525	11,491

The fair values of mortgage loans, included in Other invested assets, were based on the present value of the expected future cash flows discounted at the current interest rate for similar financial instruments, adjusted for specific loan risk.

The fair values of debt were based on observable market prices when available. When observable market prices were not available, the fair values of debt were based on observable market prices of comparable instruments adjusted for differences between the observed instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

Note 5. Receivables

December 31	2018	2017
(In millions)

Reinsurance (Note 16)	$4,455	$4,290
Insurance	2,365	2,336
Receivable from brokers	296	69
Accrued investment income	394	413
Federal income taxes	52	52
Other, primarily customer accounts	477	533

Total	8,039	7,693
Less: allowance for doubtful accounts on reinsurance receivables	29	29
allowance for other doubtful accounts	50	51

Receivables	$7,960	$7,613

Note 6. Property, Plant and Equipment

December 31	2018	2017
(In millions)

Pipeline equipment (net of accumulated depreciation of $2,761 and $2,453)	$8,238	$7,857
Offshore drilling equipment (net of accumulated depreciation of $3,067 and $2,797)	5,144	5,226
Other (net of accumulated depreciation of $1,056 and $1,009)	1,812	1,886
Construction in process	317	458

Property, plant and equipment	$15,511	$15,427

The balance of other property, plant and equipment as of December 31, 2017 includes $366 million for Consolidated Container.

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2018		2017		2016

	Depre- ciation	Capital Expend.	Depre- ciation	Capital Expend.	Depre- ciation	Capital Expend.

(In millions)

CNA Financial	$76	$99	$80	$101	$67	$128
Diamond Offshore	332	222	349	113	384	629
Boardwalk Pipeline	346	487	325	689	321	648
Loews Hotels & Co	67	139	63	57	63	164
Corporate	59	48	37	30	6	3

Total	$880	$995	$854	$990	$841	$1,572

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $27 million, $37 million and $51 million for the years ended December 31, 2018, 2017 and 2016.

Diamond Offshore

Asset Impairments

During 2018, Diamond Offshore recorded an asset impairment charge of $27 million ($12 million after tax and noncontrolling interests) to recognize a reduction in fair value of the Ocean Scepter. Diamond Offshore estimated the fair value of the impaired rig using a market approach based on a signed agreement to sell the rig, less estimated costs to sell. This valuation approach is considered to be a Level 3 fair value measurement due to the level of estimation involved as the sale had not yet been completed at the time of the analysis. At December 31, 2018, Diamond Offshore evaluated one drilling rig with indicators of impairment. Based on the assumptions and analysis, Diamond Offshore determined that the undiscounted probability-weighted cash flow of the rig was in excess of its carrying value. As a result, Diamond Offshore concluded that no impairment of the rig had occurred at December 31, 2018. As of December 31, 2018, there were 12 rigs in the drilling fleet not previously written down to scrap, for which there were no current indicators that their carrying amounts may not be recoverable and, thus, were not evaluated for impairment. If market fundamentals in the offshore oil and gas industry deteriorate further or a projected market recovery is further delayed, Diamond Offshore may be required to recognize additional impairment losses in future periods.

During 2017, Diamond Offshore evaluated ten of its drilling rigs with indicators of impairment and determined that the carrying values of three rigs were impaired. Diamond Offshore estimated the fair value of two of these rigs using an income approach, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including estimated proceeds that may be received on ultimate disposition of each rig. The fair value of the remaining rigs was estimated using a market approach, which required Diamond Offshore to estimate the value that would be received for the rig in the principal or most advantageous market for that rig in an orderly transaction between market participants. This estimate was primarily based on an indicative bid to purchase the rig, as well as the evaluation of other market data points. The fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. Diamond Offshore recorded aggregate asset impairment charges of $100 million ($32 million after tax and noncontrolling interests) for the year ended December 31, 2017.

During 2016, Diamond Offshore evaluated 15 of its drilling rigs with indications that their carrying amounts may not be recoverable. Based on the assumptions and analyses, Diamond Offshore determined that the carrying values of eight of these rigs were impaired, including one rig that had been previously impaired in a prior year. Diamond Offshore estimated the fair value of these rigs using an income approach, as described above. The fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. Diamond Offshore recorded aggregate asset impairment charges of $672 million ($263 million after tax and noncontrolling interests) for the year ended December 31, 2016. The asset impairment charges recorded during the years ended December 31, 2018, 2017 and 2016 are reported within Operating expenses and other on the Consolidated Statements of Income.

Boardwalk Pipeline

Sale of Assets

During 2017, Boardwalk Pipeline sold a processing plant and related assets for approximately $64 million, including customary adjustments. The sale resulted in a loss of $47 million ($15 million after tax and noncontrolling interests) and is reported within Operating expenses and other on the Consolidated Statements of Income.

Note 7. Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill is as follows:

		CNA	Diamond	Boardwalk	Loews
	Total	Financial	Offshore	Pipeline	Hotels & Co	Corporate
(In millions)

Balance, December 31, 2016	$346	$109	$-	$237	$-	$-
Acquisition	310					310
Other adjustments	3	3
Balance, December 31, 2017	659	112	-	237	-	310
Acquisition	8					8
Other adjustments	(2)	(2)
Balance, December 31, 2018	$665	$110	$-	$237	$-	$318

The increase in the goodwill balance as of December 31, 2017 primarily reflects the acquisition of Consolidated Container in 2017. The increase as of December 31, 2018 reflects the acquisitions made by Consolidated Container in 2018. See Note 2 for further discussion on these acquisitions.

A summary of the net carrying amount of other intangible assets is as follows:

	December 31, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In millions)

Finite-lived intangible assets:
Customer relationships	$532	$47	$518	$22
Other	72	20	74	13
Total finite-lived intangible assets	604	67	592	35

Indefinite-lived intangible assets	74		81
Total other intangible assets	$678	$67	$673	$35

The balance of finite-lived intangible assets as of December 31, 2017 includes assets from the acquisition of Consolidated Container. The balance as of December 31, 2018 includes assets from acquisitions made by Consolidated Container.

Amortization expense for the years ended December 31, 2018, 2017 and 2016 of $32 million, $20 million and $3 million is reported in Operating expenses and other on the Company’s Consolidated Statements of Income. At December 31, 2018, estimated amortization expense in each of the next five years is approximately $34 million in 2019, $33 million in 2020, $32 million in 2021, $31 million in 2022 and $31 million in 2023.

Note 8. Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (“IBNR”) claims as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Liability for Unpaid Claim and Claim Adjustment Expenses

The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented in the Consolidated Balance Sheets.

December 31	2018
(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property & Casualty Operations	$14,353
Other Insurance Operations (a)	3,612
Total net claim and claim adjustment expenses	17,965

Reinsurance receivables: (b)
Property & Casualty Operations	1,605
Other Insurance Operations (c)	2,414
Total reinsurance receivables	4,019
Total gross liability for unpaid claims and claims adjustment expenses	$21,984

(a)

Other Insurance Operations amounts are primarily related to long term care claim reserves, which are long duration insurance contracts, but also include amounts related to unfunded structured settlements arising from short duration insurance contracts.

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

Year Ended December 31	2018	2017	2016
(In millions)

Reserves, beginning of year:
Gross	$22,004	$22,343	$22,663
Ceded	3,934	4,094	4,087
Net reserves, beginning of year	18,070	18,249	18,576

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,358	5,201	5,025
Decrease in provision for insured events of prior years	(179)	(381)	(342)
Amortization of discount	176	179	175
Total net incurred (a)	5,355	4,999	4,858

Net payments attributable to:
Current year events	(1,046)	(975)	(967)
Prior year events	(4,285)	(4,366)	(4,167)
Total net payments	(5,331)	(5,341)	(5,134)

Foreign currency translation adjustment and other	(129)	163	(51)

Net reserves, end of year	17,965	18,070	18,249
Ceded reserves, end of year	4,019	3,934	4,094
Gross reserves, end of year	$21,984	$22,004	$22,343

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits, which are not reflected in the table above.

Reserving Methodology

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. Factors considered include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter. In developing the loss reserve estimates for property and casualty contracts, CNA generally projects ultimate losses using several common actuarial methods as listed below. CNA reviews the various indications from the various methods and applies judgment to select an actuarial point estimate. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Further, CNA does not establish case reserves for allocated loss adjustment expenses (ALAE), therefore ALAE reserves are included in CNA’s estimate of IBNR. The most frequently utilized methods to project ultimate losses include the following:

🌑	Paid development: The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid losses.

🌑	Incurred development: The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses.

🌑	Loss ratio: The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year.

🌑

Bornhuetter-Ferguson using premiums and paid loss: The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method.

🌑

Bornhuetter-Ferguson using premiums and incurred loss: The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses.

🌑

Frequency times severity: The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates.

🌑	Stochastic modeling: The stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.

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

Certain claim liabilities are more difficult to estimate or have differing methodologies and considerations which are described below.

Mass Tort and A&EP Reserves

CNA’s reserving methodologies for mass tort and A&EP are similar as both are based on detailed reviews of large accounts with estimates of ultimate payments based on the facts in each case and CNA’s view of applicable law and coverage litigation.

Other Insurance Operations

Other Insurance Operations includes CNA’s run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and CNA has the ability to increase policy premiums, subject to state regulatory approval.

CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for CNA’s Other Insurance Operations. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for the long term care policies, CNA’s actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. CNA’s recorded claim and claim adjustment expense reserves reflect management’s best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. Both elements of the Other Insurance Operations reserves are discounted as discussed in Note 1.

Gross and Net Carried Reserves

The following tables present the gross and net carried reserves:

	Property	Other
	and Casualty	Insurance
December 31, 2018	Operations	Operations	Total
(In millions)

Gross Case Reserves	$6,671	$4,724	$11,395
Gross IBNR Reserves	9,287	1,302	10,589

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,958	$6,026	$21,984

Net Case Reserves	$6,063	$3,460	$9,523
Net IBNR Reserves	8,290	152	8,442

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,353	$3,612	$17,965

December 31, 2017
(In millions)

Gross Case Reserves	$6,913	$4,757	$11,670
Gross IBNR Reserves	9,156	1,178	10,334

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,069	$5,935	$22,004

Net Case Reserves	$6,343	$3,302	$9,645
Net IBNR Reserves	8,232	193	8,425

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,575	$3,495	$18,070

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (“development”). These changes can be favorable or unfavorable.

The following table and discussion presents detail of the development in CNA’s Property & Casualty Operations:

Year Ended December 31	2018	2017	2016
(In millions)

Medical professional liability	$47	$30		$9
Other professional liability and management liability	(127)	(126)	(14	0)
Surety	(70)	(84)	(6	3)
Commercial auto	1	(35)	(4	7)
General liability	32	(24)	(6	5)
Workers’ compensation	(32)	(63)	14	5
Other	(32)	(6)	(12	7)
Total pretax (favorable) unfavorable development	$(181)	$(308)	$(28	8)

Favorable net prior year loss reserve development of $19 million, $72 million and $46 million was recorded for Other Insurance Operations for the years ended December 31, 2018, 2017 and 2016. The favorable net prior year loss reserve development for the year ended December 31, 2018 was driven by lower than expected claim severity.

Development Tables

For CNA’s Property & Casualty Operations, the following tables present further detail and commentary on the development reflected in the financial statements for each of the periods presented. Also presented are loss reserve development tables that illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short duration insurance contracts for certain lines of business within CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”). Not all lines of business are presented based on their context to CNA’s overall loss reserves, calendar year reserve development, or calendar year net earned premiums. Insurance contracts are considered to be short duration contracts when the contracts are not expected to remain in force for an extended period of time. The Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative net incurred claim and allocated claim adjustment expenses relating to each accident year at the end of the stated calendar year. Changes in the cumulative amount across time are the result of CNA’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative amount paid for claims in each accident year as of the end of the stated calendar year. The Net Strengthening or (Releases) of Prior Accident Year Reserves tables, reading across, show the net increase or decrease in the cumulative net incurred accident year claim and allocated claim adjustment expenses during each stated calendar year and indicates whether the reserves for that accident year were strengthened or released.

The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2017 and prior is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

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

2018

Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in CNA’s hospitals business. In addition, there was higher than expected frequency and severity in aging services in accident years 2014 through 2017 combined, partially offset by lower than expected frequency in accident year 2015.

Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in recent accident years related to financial institutions and professional liability errors and omissions (“E&O”), favorable severity in accident years 2015 and prior related to professional liability E&O and favorable outcomes on individual claims in financial institutions in accident years 2013 and prior.

Favorable development in surety was due to lower than expected loss emergence for accident years 2017 and prior.

Unfavorable development in general liability was driven by higher than expected claim severity in unsupported umbrella in accident years 2013 through 2016.

Favorable development in workers’ compensation was driven by lower frequency and severity experience and favorable impacts from California reforms.

Favorable development in other coverages was driven by lower than expected claim severity in catastrophes in accident year 2017 for property in Commercial, better than expected frequency in the liability portion of the package business in Canada and general liability in Europe in casualty and better than expected large loss frequency in the energy book in accident year 2017, as well as a reduction in incurred losses within the Europe marine discontinued portfolio in energy and marine and lower than expected frequency in accident years 2015 and prior in Europe in healthcare and technology for International. This was partially offset by unfavorable development primarily driven by higher than expected severity in Canada and higher than expected frequency in Hardy, both in accident year 2017 in property and increased loss severity in the accident year 2017 in Europe professional indemnity in specialty for International.

2017

Unfavorable development in medical professional liability was primarily due to continued higher than expected frequency in aging services and higher than expected severity for hospitals in recent accident years. This was partially offset by favorable development in hospitals in prior accident years as well as favorable development related to unallocated claim adjustment expenses.

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

Favorable development in commercial auto was primarily due to lower than expected severity in accident years 2013 through 2016, as well as a large favorable recovery on a claim in accident year 2012.

Favorable development in general liability was due to lower than expected severity in life sciences.

Favorable development in workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms impacting medical costs. This was partially offset by unfavorable development related to an adverse arbitration ruling on reinsurance recoverables from older accident years as well as the recognition of loss estimates associated with earned premium from a prior exposure year.

Unfavorable development for other coverages was primarily due to higher than expected severity in accident year 2015 arising from the management liability business, partially offset by favorable development in accident years 2014 and prior. Additional unfavorable development was related to adverse large claims experience in the CNA Hardy political risks portfolio, relating largely to accident year 2016. This was partially offset by favorable development related to better than expected frequency in accident years 2014 through 2016 in property and in energy and marine.

2016

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

Favorable development in commercial auto was primarily due to favorable settlements on claims in accident years 2010 through 2014 and lower than expected severities in accident years 2012 through 2015.

Favorable development in general liability was primarily due to better than expected claim settlements in accident years 2012 through 2014, better than expected severity on umbrella claims in accident years 2010 through 2013 and better than expected severity in medical products liability in accident years 2010 through 2015. This was partially offset by unfavorable development related to an increase in reported claims prior to the closing of the three year window set forth by the Minnesota Child Victims Act in accident years 2006 and prior.

Unfavorable development in workers’ compensation was primarily due to higher than expected severity for Defense Base Act contractors that largely resulted from a reduction of expected future recoveries from the U.S. Department of Labor under the War Hazard Act. Further unfavorable development was due to the impact of recent Florida court rulings for accident years 2008 through 2015. These were partially offset by favorable development related to lower than expected frequencies related to the ongoing Middle Market and Small Business results for accident years 2009 through 2014.

Favorable development in other coverages was due to better than expected claim frequency and claim severity in accident years 2010 through 2015, better than expected loss frequency in accident years 2013 through 2015, better than expected severity on the December 2015 United Kingdom floods, better than expected attritional losses and large loss experience on accident years 2013 through 2015 for Hardy business and favorable settlements on claims in accident years 2013 and prior related to CNA’s Canadian package business. Additional favorable development was due to a commutation of exposures in marine run-off classes on CNA’s Europe business and lower than expected frequency of large losses related to CNA’s Europe business in accident year 2013. This was partially offset by unfavorable development related to higher than expected severity from a fourth quarter 2015 catastrophe event.

Property & Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property & Casualty Operations:

December 31	2018
(In millions)

Medical professional liability	$1,457
Other professional liability and management liability	2,849
Surety	379
Commercial auto	412
General liability	3,195
Workers’ compensation	3,968
Other	2,093
Total net liability for unpaid claim and claim adjustment expenses	$14,353

Medical Professional Liability
											December 31, 2018
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2009	$389	$390	$392	$392	$366	$346	$336	$309	$302	$310	$-	14,716
2010		402	412	423	426	415	395	365	360	356	-	14,615
2011			429	437	443	468	439	434	437	437	8	16,505
2012				464	469	508	498	493	484	493	10	17,691
2013					462	479	500	513	525	535	28	19,442
2014						450	489	537	530	535	30	19,602
2015							433	499	510	494	78	17,835
2016								427	487	485	120	15,427
2017									412	449	217	13,777
2018										404	333	11,205

									Total	$4,498	$824

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2009	$9	$63	$143	$211	$247	$269	$280	$288	$291	$300
2010		10	86	173	257	306	326	337	346	350
2011			17	109	208	295	347	375	398	409
2012				14	117	221	323	388	427	457
2013					17	119	255	355	414	462
2014						23	136	258	359	417
2015							22	101	230	313
2016								18	121	246
2017									19	107
2018										21

									Total	$3,082

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,416
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										18
Liability for unallocated claim adjustment expenses for accident years presented										23

Total net liability for unpaid claim and claim adjustment expenses										$1,457

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended
December 31										Total

Accident Year
2009	$1	$2	$-	$(26)	$(20)	$(10)	$(27)	$(7)	$8	$(79)
2010		10	11	3	(11)	(20)	(30)	(5)	(4)	(46)
2011			8	6	25	(29)	(5)	3	-	8
2012				5	39	(10)	(5)	(9)	9	29
2013					17	21	13	12	10	73
2014						39	48	(7)	5	85
2015							66	11	(16)	61
2016								60	(2)	58
2017									37	37

Total net development for the accident years presented above							60	58	47
Total net development for accident years prior to 2009							(51)	(21)	1
Total unallocated claim adjustment expense development							-	(7)	(1)

Total							$9	$30	$47

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability
											December 31, 2018
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2009	$831	$875	$908	$903	$893	$903	$897	$906	$904	$892	$18	17,374
2010		828	828	848	848	847	837	824	827	821	19	17,888
2011			880	908	934	949	944	911	899	888	39	18,728
2012				923	909	887	878	840	846	833	41	18,491
2013					884	894	926	885	866	863	65	17,918
2014						878	898	885	831	835	88	17,515
2015							888	892	877	832	194	17,333
2016								901	900	900	279	17,787
2017									847	845	479	17,780
2018										850	726	16,564

									Total	$8,559	$1,948

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2009	$37	$195	$361	$553	$641	$722	$772	$801	$825	$844
2010		31	204	405	541	630	670	721	752	784
2011			71	314	503	605	683	726	781	796
2012				56	248	400	573	651	711	755
2013					54	249	447	618	702	754
2014						51	223	392	515	647
2015							60	234	404	542
2016								64	248	466
2017									57	222
2018										54

									Total	$5,864

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,695
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										90
Liability for unallocated claim adjustment expenses for accident years presented										64

Total net liability for unpaid claim and claim adjustment expenses										$2,849

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total

Accident Year
2009	$44	$33	$(5)	$(10)	$10	$(6)	$9	$(2)	$(12)	$61
2010		-	20	-	(1)	(10)	(13)	3	(6)	(7)
2011			28	26	15	(5)	(33)	(12)	(11)	8
2012				(14)	(22)	(9)	(38)	6	(13)	(90)
2013					10	32	(41)	(19)	(3)	(21)
2014						20	(13)	(54)	4	(43)
2015							4	(15)	(45)	(56)
2016								(1)	-	(1)
2017									(2)	(2)

Total net development for the accident years presented above							(125)	(94)	(88)
Total net development for accident years prior to 2009							(15)	(25)	(32)
Total unallocated claim adjustment expense development							-	(7)	(7)

Total							$(140)	$(126)	$(127)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Surety
											December 31, 2018
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018	IBNR	Claims

(In millions, except reported claims data)

Accident Year
2009	$114	$114	$103	$85	$68	$59	$52	$53	$53	$52	$1	6,688
2010		112	112	111	84	76	66	63	59	61	1	5,971
2011			120	121	116	87	75	70	66	62	1	5,808
2012				120	122	98	70	52	45	39	2	5,559
2013					120	121	115	106	91	87	6	5,039
2014						123	124	94	69	60	19	5,036
2015							131	131	104	79	36	4,887
2016								124	124	109	60	5,185
2017									120	115	78	4,936
2018										114	101	3,105

									Total	$778	$305

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2009	$13	$24	$34	$41	$43	$45	$46	$47	$47	$47
2010		13	34	50	55	57	58	55	52	52
2011			19	42	55	58	60	60	56	57
2012				5	32	34	35	35	36	37
2013					16	40	69	78	78	78
2014						7	30	38	36	38
2015							7	26	38	40
2016								5	37	45
2017									23	37
2018										5

									Total	$436

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$342
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										7
Liability for unallocated claim adjustment expenses for accident years presented										30

Total net liability for unpaid claim and claim adjustment expenses										$379

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended
December 31										Total

Accident Year
2009	$-	$(11)	$(18)	$(17)	$(9)	$(7)	$1	$-	$(1)	$(62)
2010		-	(1)	(27)	(8)	(10)	(3)	(4)	2	(51)
2011			1	(5)	(29)	(12)	(5)	(4)	(4)	(58)
2012				2	(24)	(28)	(18)	(7)	(6)	(81)
2013					1	(6)	(9)	(15)	(4)	(33)
2014						1	(30)	(25)	(9)	(63)
2015							-	(27)	(25)	(52)
2016								-	(15)	(15)
2017									(5)	(5)

Total net development for the accident years presented above							(64)	(82)	(67)
Total net development for accident years prior to 2009							1	1	(3)
Total unallocated claim adjustment expense development							-	(3)	-

Total							$(63)	$(84)	$(70)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto
											December 31, 2018
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018	IBNR	Claims
(In millions, except reported claims data)

Accident Year
2009	$291	$276	$280	$282	$285	$281	$278	$276	$276	$277	$-	48,499
2010		267	283	287	291	298	293	289	288	288	1	48,030
2011			268	281	288	302	300	294	294	294	4	47,905
2012				275	289	299	303	307	299	299	6	46,288
2013					246	265	265	249	245	245	7	39,429
2014						234	223	212	205	205	9	33,609
2015							201	199	190	190	22	30,388
2016								198	186	186	27	30,342
2017									199	198	45	30,580
2018										229	118	28,602

									Total	$2,411	$239

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2009	$73	$130	$191	$233	$261	$272	$274	$274	$275	$277
2010		74	141	203	246	271	281	286	287	287
2011			79	145	199	248	274	284	287	289
2012				78	160	220	259	282	285	290
2013					74	135	168	200	225	234
2014						64	102	137	166	187
2015							52	96	130	153
2016								52	93	126
2017									58	107
2018										66

									Total	$2,016

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$395
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										6
Liability for unallocated claim adjustment expenses for accident years presented										11

Total net liability for unpaid claim and claim adjustment expenses										$412

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total

Accident Year
2009		$(15)	$4	$2	$3	$(4)	$(3)	$(2)	$-	$1	$(14)
2010			16	4	4	7	(5)	(4)	(1)	-	21
2011				13	7	14	(2)	(6)	-	-	26
2012					14	10	4	4	(8)	-	24
2013						19	-	(16)	(4)	-	(1)
2014							(11)	(11)	(7)	-	(29)
2015								(2)	(9)	-	(11)
2016									(12)	-	(12)
2017										(1)	(1)

Total net development for the accident years presented above								(37)	(41)	-
Total net development for accident years prior to 2009								(10)	4	-
Total unallocated claim adjustment expense development								-	2	1

Total								$(47)	$(35)	$1

(a)     Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability
											December 31, 2018
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018	IBNR	Claims
(In millions, except reported claims data)

Accident Year
2009	$662	$716	$733	$755	$752	$756	$755	$754	$755	$755	$16	44,934
2010		646	664	658	709	750	726	697	691	691	24	44,144
2011			591	589	631	677	676	681	670	669	26	39,283
2012				587	611	639	636	619	635	635	46	35,083
2013					650	655	650	655	613	623	51	33,420
2014						653	658	654	631	635	71	27,736
2015							581	576	574	589	122	23,471
2016								623	659	667	265	23,078
2017									632	632	412	19,716
2018										653	553	13,336

									Total	$6,549	$1,586

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2009	$33	$124	$305	$468	$576	$625	$663	$701	$721	$727
2010		27	145	280	429	561	611	642	652	656
2011			28	148	273	411	517	568	602	622
2012				28	132	247	374	454	510	559
2013					31	128	240	352	450	510
2014						31	119	247	376	481
2015							19	110	230	357
2016								32	163	279
2017									23	118
2018										33

									Total	$4,342

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,207
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										927
Liability for unallocated claim adjustment expenses for accident years presented										61

Total net liability for unpaid claim and claim adjustment expenses										$3,195

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total

Accident Year
2009		$54	$17	$22	$(3)	$4	$(1)	$(1)	$1	$-	$93
2010			18	(6)	51	41	(24)	(29)	(6)	-	45
2011				(2)	42	46	(1)	5	(11)	(1)	78
2012					24	28	(3)	(17)	16	-	48
2013						5	(5)	5	(42)	10	(27)
2014							5	(4)	(23)	4	(18)
2015								(5)	(2)	15	8
2016									36	8	44
2017										-	-

Total net development for the accident years presented above								(46)	(31)	36
Total net development for accident years prior to 2009								(19)	(1)	-
Total unallocated claim adjustment expense development								-	8	(4)

							Total	$(65)	$(24)	$32

(a)     Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation
											December 31, 2018
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2009 (a)	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018	IBNR	Claims
(In millions, except reported claims data)

Accident Year
2009	$592	$599	$609	$611	$616	$626	$631	$638	$649	$650	$46	51,822
2010		583	632	654	676	698	710	730	733	732	44	49,106
2011			607	641	647	659	651	676	676	674	27	45,637
2012				601	627	659	669	678	673	671	59	42,477
2013					537	572	592	618	593	582	86	38,665
2014						467	480	479	452	450	104	33,465
2015							422	431	406	408	146	31,828
2016								426	405	396	171	31,905
2017									440	432	171	32,811
2018										450	276	30,399

									Total	$5,445	$1,130

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2009	$89	$227	$321	$388	$443	$476	$503	$525	$549	$557
2010		97	251	359	442	510	542	577	615	625
2011			99	249	358	438	478	522	564	571
2012				87	232	342	416	470	509	524
2013					80	213	300	370	417	419
2014						61	159	215	258	282
2015							51	131	180	212
2016								53	129	169
2017									63	151
2018										68

									Total	$3,578

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,867
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										2,131
Other (b)										(32)
Liability for unallocated claim adjustment expenses for accident years presented										2

Total net liability for unpaid claim and claim adjustment expenses										$3,968

Net Strengthening or (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total

Accident Year
2009		$7	$10	$2	$5	$10	$5	$7	$11	$1	58
2010			49	22	22	22	12	20	3	(1)	149
2011				34	6	12	(8)	25	-	(2)	67
2012					26	32	10	9	(5)	(2)	70
2013						35	20	26	(25)	(11)	45
2014							13	(1)	(27)	(2)	(17)
2015								9	(25)	2	(14)
2016									(21)	(9)	(30)
2017										(8)	(8)

Total net development for the accident years presented above								95	(89)	(32)
Adjustment for development on a discounted basis								(3)	(3)	-
Total net development for accident years prior to 2009								53	28	7
Total unallocated claim adjustment expense development								-	1	(7)

Total								$145	$(63)	$(32)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.

The table below presents information about average historical claims duration as of December 31, 2018 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:

	1	2	3	4	5	6	7	8	9	10	Total

Medical professional liability	3.8%	19.7%	24.3%	20.1%	12.1%	7.2%	4.5%	2.5%	1.0%	2.9%	98.1%
Other professional liability
and management liability	6.2%	21.5%	21.3%	17.4%	10.7%	6.4%	5.8%	2.9%	3.3%	2.1%	97.6%
Surety (a)	21.6%	37.9%	21.0%	7.9%	2.1%	1.6%	(1.7)%	(0.5)%	-	-	89.9%
Commercial auto	28.0%	23.0%	18.5%	14.2%	9.3%	3.1%	1.3%	0.3%	0.2%	0.7%	98.6%
General liability	4.3%	15.9%	19.5%	20.5%	15.7%	8.0%	5.6%	3.2%	1.6%	0.8%	95.1%
Workers’ compensation	13.7%	21.1%	13.9%	10.6%	7.5%	4.4%	4.4%	3.2%	2.5%	1.2%	82.5%

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

In years subsequent to the effective date of the LPT, CNA recognized adverse prior year development on its A&EP reserves resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which CNA recognizes a change in the estimate of A&EP reserves that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

The following table presents the impact of the loss portfolio transfer on the Consolidated Statements of Income.

Year Ended December 31	2018	2017	2016

(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$178	$60	$200
Provision for uncollectible third-party reinsurance on A&EP	(16)

Total additional amounts ceded under LPT	162	60	200
Retroactive reinsurance benefit recognized	(114)	(68)	(107)

Pretax impact of deferred retroactive reinsurance	$48	$(8)	$93

CNA completed reserve reviews in both the first and fourth quarters of 2018 and going forward, intends to perform a single annual review in the fourth quarter. Net unfavorable prior year development of $178 million, $60 million and $200 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2018, 2017 and 2016. Additionally, in 2018, CNA released a portion of its provision for uncollectible third party reinsurance.

The 2018 unfavorable development was driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and by paid losses on assumed reinsurance exposures. The 2017 unfavorable development of $60 million was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development of $200 million was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims.

As of December 31, 2018 and 2017, the cumulative amounts ceded under the LPT were $3.1 billion and $2.9 billion. The unrecognized deferred retroactive reinsurance benefit was $374 million and $326 million as of December 31, 2018 and 2017 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $2.7 billion and $3.1 billion as of December 31, 2018 and 2017. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.

Note 9. Leases

Leases primarily cover office facilities, machinery and computer equipment. Hotel properties, in some instances, are constructed on leased land. Rent expense amounted to $120 million, $113 million and $97 million for the years ended December 31, 2018, 2017 and 2016. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts

(In millions)

2019	$75	$6
2020	79	5
2021	79	5
2022	68	4
2023	57	4
Thereafter	344	14

Total	$702	$38

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

For 2016 through 2018, the Internal Revenue Service (“IRS”) has accepted the Company into the Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position or cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2014.

Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal and various state and foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2006 to 2017.

On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” previously known as “The Tax Cuts and Jobs Act” was signed into law (the “Tax Act”).

The Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) allowed companies to report the income tax effects of the Tax Act as a provisional amount based on a reasonable estimate, subject to adjustment during a reasonable measurement period, not to exceed twelve months, until the accounting and analysis under ASC 740 is complete. Although further guidance and clarification from the relevant authorities is expected to continue into 2019, in accordance with SAB 118’s twelve month measurement period, we have completed our analysis of the income tax effect of the Tax Act including: (i) the amount of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21%, including, but not limited to, the calculation of the mandatory deemed repatriation aspect of the Tax Act and the state tax effect of adjustments made to federal temporary differences, (ii) the ability to more likely than not realize the benefit of deferred tax assets, including net operating losses and foreign tax credits, (iii) the effect of re-computing CNA’s insurance reserves and the transition adjustment from existing law, the effects of which had no impact on the effective tax rate and (iv) the special accounting method provisions for recognizing income for U.S. federal income tax purposes no later than financial accounting purposes and the transition adjustment from existing law, which also had no impact on the effective tax rate.

The Company recorded a one-time non-cash provisional $200 million increase to net income (net of noncontrolling interests) for the year ended December 31, 2017 related to the Tax Act. This increase included a $268 million income tax benefit due to the adjustment of net deferred tax assets and liabilities related to the reduction of the U.S. federal corporate income tax rate from 35% to 21% partially offset by a $78 million charge mostly related to the one-time mandatory repatriation of previously deferred earnings of certain of Diamond Offshore’s non-U.S. subsidiaries inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes. Due to the timing of the enactment of the Tax Act, there has been and continues to be a significant amount of uncertainty as to the appropriate application of a number of the underlying provisions, pending further guidance and clarification from the relevant authorities. In 2018, the U.S. Department of the Treasury and Internal Revenue Service issued additional guidance which the Company believes clarified certain of our tax positions taken in 2017 and, consequently, during 2018, the Company recorded a $6 million reduction to net income (net of noncontrolling interests).

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2018	2017	2016

(In millions)

Income tax expense (benefit):
Federal:
Current	$6	$157	$71
Deferred	85	(63)	102
State and city:
Current	15	22	13
Deferred	9	17	13
Foreign	13	37	21

Total	$128	$170	$220

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense (benefit) is as follows:

Year Ended December 31	2018	2017	2016
(In millions)

Income before income tax:
U.S.	$775	$1,322	$1,207
Foreign	59	260	(271)

Total	$834	$1,582	$936

Income tax expense at statutory rate	$175	$554	$328
Increase (decrease) in income tax expense resulting from:
Effect of the Tax Act	(6)	(190)
Exempt investment income	(64)	(134)	(126)
Foreign related tax differential	1	(36)	40
Taxes related to domestic affiliate	(7)	1	(14)
Partnership earnings not subject to taxes	(14)	(51)	(52)
Valuation allowance	12	7	62
Unrecognized tax positions, settlements and adjustments relating to prior years	2	(8)	(42)
State taxes	20	23	18
Other	9	4	6

Income tax expense (benefit)	$128	$170	$220

The deferred foreign earnings of certain international subsidiaries were deemed to be repatriated under the Tax Act and consequently the Company will no longer permanently reinvest earnings of its foreign subsidiaries. The Company has not provided income tax on the outside basis difference of its foreign subsidiaries since there is no intention to dispose of these subsidiaries and structuring alternatives exist to mitigate any potential liability. The potential unrecorded liability associated with the outside basis difference is approximately $116 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2018	2017	2016

(In millions)

Balance at January 1	$84	$35	$54
Additions for tax positions related to the current year	3	51	4
Additions for tax positions related to a prior year	20	5	1
Reductions for tax positions related to a prior year	(48)	(1)	(20)
Lapse of statute of limitations	(1)	(6)	(4)

Balance at December 31	$58	$84	$35

The 2018 addition to prior year tax positions is primarily due to recent proposed regulations on the offsetting of the deemed repatriation with certain tax attributes and the reduction for prior year tax positions is due to clarification issued by the Internal Revenue Service regarding tax attributes available to offset the deemed repatriation. The $51 million addition to current year tax positions for 2017 is attributable to a provisional liability associated with the use of tax attributes on the deemed, mandatory repatriation of the Tax Act. In 2016, the $20 million in reductions for tax positions related to a prior year, is primarily from the devaluation of the Egyptian pound. At December 31, 2018, 2017 and 2016, $82 million, $102 million and $36 million of unrecognized tax benefits related to Diamond Offshore would affect the effective tax rate if recognized.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Operating revenues and other on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense on the Consolidated Statements of Income. Interest amounts recorded by the Company were insignificant for the years ended December 31, 2018, 2017 and 2016. The Company recorded income tax expense of $1 million for the year ended December 31, 2018 and a benefit of $2 million and $23 million for the years ended December 31, 2017 and 2016 related to penalties.

The following table summarizes deferred tax assets and liabilities:

December 31	2018	2017
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$108	$74
Unearned premium reserves	108	142
Receivables	13	13
Employee benefits	222	243
Deferred retroactive reinsurance benefit	79	68
Net operating loss carryforwards	251	169
Tax credit carryforwards	101	199
Net unrealized losses	24
Basis differential in investment in subsidiary	8	15
Other	197	211
Total deferred tax assets	1,111	1,134
Valuation allowance	(175)	(169)
Net deferred tax assets	936	965

Deferred tax liabilities:
Deferred acquisition costs	(78)	(77)
Net unrealized gains		(263)
Property, plant and equipment	(840)	(765)
Basis differential in investment in subsidiary	(586)	(364)
Other liabilities	(236)	(220)
Total deferred tax liabilities	(1,740)	(1,689)

Net deferred tax liabilities (a)	$(804)	$(724)

(a)	Includes $37 and $25 of deferred tax assets reflected in Other assets in the Consolidated Balance Sheets at December 31, 2018 and 2017.

Federal net operating loss carryforwards of $83 million expire between 2034 and 2038 and $35 million can be carried forward indefinitely. Net operating loss carryforwards in foreign tax jurisdictions of $37 million expire between 2021 and 2028 and $83 million can be carried forward indefinitely. Federal tax credit carryforwards of $57 million can be utilized to offset future current tax liabilities or will ultimately be refundable no later than 2021. Foreign tax credit carryforwards of $43 million will expire in 2020 and 2024 to 2027.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As of December 31, 2018, Diamond Offshore recorded a valuation allowance of $175 million related to net operating losses of $98 million, foreign tax credits of $45 million, and other deferred tax assets of $32 million.

Note 11.  Debt

December 31	2018	2017

(In millions)

Loews Corporation (Parent Company):
Senior:
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	$500	$500
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)		150
5.9% notes due 2020 (effective interest rate of 6.0%) (authorized, $500)	500	500
5.8% notes due 2021 (effective interest rate of 5.9%) (authorized, $400)	400	400
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550	550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)	500	500
3.5% notes due 2027 (effective interest rate of 3.6%) (authorized, $500)	500	500
Variable rate note due 2036 (effective interest rate of 4.9%)		30
Capital lease obligation	1	3
Diamond Offshore:
Senior:
3.5% notes due 2023 (effective interest rate of 3.6%) (authorized, $250)	250	250
7.9% notes due 2025 (effective interest rate of 8.0%) (authorized, $500)	500	500
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized, $500)	500	500
4.9% notes due 2043 (effective interest rate of 5.0%) (authorized, $750)	750	750
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2022 (effective interest rate of 3.7% and 2.7%)	580	385
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)		185
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $350)	350	350
4.5% notes due 2021 (effective interest rate of 5.0%) (authorized, $440)	440	440
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)	300	300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600)	600	600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $500)	500	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Capital lease obligation	8	9
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 4.4%)	653	648
Consolidated Container:
Senior:
Variable rate asset based lending facility due 2022 (effective interest rate of 5.5%)	9
Variable rate term loan due 2024 (effective interest rate of 5.0% and 5.5%)	597	604
Capital lease obligation	7	6

	11,488	11,653
Less unamortized discount and issuance costs	112	120

Debt	$11,376	$11,533

December 31, 2018	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt

(In millions)

Loews Corporation	$1,800	$22	$1,778		$1,778
CNA Financial	2,694	13	2,681		2,681
Diamond Offshore	2,000	26	1,974		1,974
Boardwalk Pipeline	3,728	26	3,702	$1	3,701
Loews Hotels & Co	653	11	642		642
Consolidated Container	613	14	599	16	583
Total	$11,488	$112	$11,376	$17	$11,359

At December 31, 2018, the aggregate long term debt maturing in each of the next five years is approximately as follows: $17 million in 2019, $605 million in 2020, $846 million in 2021, $1.3 billion in 2022, $1.3 billion in 2023 and $7.4 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

CNA Financial

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2018, giving it access to approximately $111 million of additional liquidity. As of December 31, 2018 and 2017, CNA had no outstanding borrowings from the FHLBC.

In 2018, CNA retired at maturity the $150 million outstanding aggregate principal amount of its 7.0% senior notes, CNA also redeemed the $30 million outstanding aggregate principal amount of its variable rate senior notes due September 15, 2036.

CNA has a five-year $250 million senior unsecured revolving credit facility with a syndicate of banks which may be used for general corporate purposes. As of December 31, 2018, CNA had no outstanding borrowings under the credit agreement and was in compliance with all covenants.

Diamond Offshore

In 2018, Diamond Offshore entered into a new senior five-year revolving credit agreement with maximum borrowings available of $950 million which may be used for general corporate purposes, including investments, acquisitions and capital expenditures. The new credit agreement, which expires on October 2, 2023, provides for a swingline subfacility of $100 million and a letter of credit subfacility in the amount of $250 million. Diamond Offshore also amended its existing credit agreement to reduce the aggregate principal amounts of commitments to $325 million, of which, $40 million matures in March of 2019, $60 million matures in October of 2019 and $225 million matures in October of 2020. As of December 31, 2018, Diamond Offshore had no outstanding borrowings under its credit agreements and was in compliance with all covenant requirements under its credit agreements.

Boardwalk Pipeline

In 2018, Boardwalk Pipeline retired at maturity the $185 million outstanding aggregate principal amount of its 5.2% senior notes with borrowings under its credit facility.

Boardwalk Pipeline has a revolving credit facility having aggregate lending commitments of $1.5 billion maturing May 26, 2022. As of December 31, 2018, Boardwalk Pipeline had $580 million of outstanding borrowings under its credit agreement and was in compliance with all covenants.

Consolidated Container

Consolidated Container has a $125 million asset based lending facility (“ABL facility”) maturing May 23, 2022. As of December 31, 2018, Consolidated Container had $9 million of outstanding borrowings under its ABL facility and was in compliance with all covenants.

Note 12. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the years ended December 31, 2016, 2017 and 2018:

	OTTI Gains (Losses)	Unrealized Gains (Losses) on Investments	Cash Flow Hedges	Pension Liability	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2016	$24	$347	$(3)	$(649)	$(76)	$(357)
Other comprehensive income (loss) before reclassifications, after tax of $(4), $(133), $0, $9 and $0	9	283		(22)	(114)	156
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $3, $16, $0, $(15) and $0	(6)	(26)	2	27		(3)
Other comprehensive income (loss)	3	257	2	5	(114)	153
Amounts attributable to noncontrolling interests		(28)	(1)	(2)	12	(19)
Balance, December 31, 2016	27	576	(2)	(646)	(178)	(223)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(106), $(2), $4 and $0	(3)	190	1	(18)	100	270
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $38, $0, $(16) and $0	(2)	(82)	2	30		(52)
Other comprehensive income (loss)	(5)	108	3	12	100	218
Amounts attributable to noncontrolling interests		(11)	(1)	1	(10)	(21)
Balance, December 31, 2017	22	673	-	(633)	(88)	(26)
Cumulative effect adjustment for adoption of ASU 2016-01 (a), after tax of $0, $8, $0, $0 and $0		(25)				(25)
Cumulative effect adjustment for adoption of ASU 2018-02 (a)	4	123		(130)		(3)
Balance, January 1, 2018, as adjusted	26	771	-	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $2, $213, $(2), $9 and $0	(7)	(801)	4	(34)	(84)	(922)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $2, $(2), $0, $(6) and $0	(7)	3	2	32		30
Other comprehensive income (loss)	(14)	(798)	6	(2)	(84)	(892)
Amounts attributable to noncontrolling interests	2	84			9	95
Purchase of Boardwalk Pipeline common units			(1)	(28)		(29)
Balance, December 31, 2018	$14	$57	$5	$(793)	$(163)	$(880)

(a)	See Note 1 for information regarding this accounting standard.

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension liability	Operating expenses and other

Common Stock Dividends

Dividends of $0.25 per share on the Company’s common stock were declared and paid in 2018, 2017 and 2016.

There are no restrictions on the Company’s retained earnings or net income with regard to payment of dividends. However, as a holding company, Loews Corporation relies upon invested cash balances and distributions from its subsidiaries to generate the funds necessary to declare and pay any dividends to holders of its common stock. The ability of the Company’s subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, compliance with covenants in their respective credit agreements and applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. See Note 14 for a discussion of the regulatory restrictions on CNA’s availability to pay dividends.

Treasury Stock

The Company repurchased 20.3 million, 4.8 million and 3.4 million shares of its common stock at aggregate costs of $1.0 billion, $237 million and $134 million during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, 20.6 million shares were retired. The remaining 0.1 million shares will be retired in 2019. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings.

Note 13. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported as Non-insurance warranty revenue and within Operating revenues and other on the Consolidated Statements of Income. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 20:

Year Ended December 31	2018	2017 (a)	2016 (a)
(In millions)

Non-insurance warranty – CNA Financial	$1,007	$390	$361

Contract drilling – Diamond Offshore	$1,083	$1,486	$1,600
Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipeline	1,206	1,298	1,291
Lodging and related services – Loews Hotels & Co	730	682	667
Rigid plastic packaging and recycled resin – Corporate	867	498
Total revenues from contracts with customers	3,886	3,964	3,558
Other revenues	101	89	77
Operating revenues and other	$3,987	$4,053	$3,635

(a)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for ASU 2014-09.

Receivables from contracts with customers – As of December 31, 2018 and January 1, 2018, receivables from contracts with customers were approximately $434 million and $488 million and are included within Receivables on the Consolidated Balance Sheets.

Deferred revenue – As of December 31, 2018 and January 1, 2018, deferred revenue resulting from contracts with customers was approximately $3.5 billion and $3.0 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Balance Sheets. The increase in deferred revenue is primarily due to deferrals outpacing revenue recognized in the period, specifically reflecting growth in CNA’s business. Approximately $886 million of revenues recognized during the year ended December 31, 2018 were included in deferred revenue as of January 1, 2018.

Contract costs – As of December 31, 2018, the Company had approximately $2.6 billion of costs to obtain contracts with customers, primarily related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are reported as Deferred non-insurance warranty acquisition expenses on the Consolidated Balance Sheets. For the year ended December 31, 2018, amortization expense totaled $744 million is included in Non-insurance warranty expense and Operating expenses and other in the Consolidated Statement of Income. There were no adjustments to deferred costs recorded for the year ended December 31, 2018.

Performance obligations – As of December 31, 2018, approximately $12.4 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipeline and non-insurance warranty services at CNA. Approximately $2.1 billion will be recognized during 2019, $1.7 billion in 2020 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer. Therefore, the estimated operating revenues exclude contract drilling dayrate revenue at Diamond Offshore and interruptible service contract revenue at Boardwalk Pipeline.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (“SSAP No. 62R”), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $88 million and $63 million at December 31, 2018 and 2017.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2018, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department’s prior approval is $1.4 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $1.0 billion in 2018. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2018(a)	2017	2018(a)	2017	2016
(In millions)

Combined Continental Casualty Companies	$ 10,411	$ 10,726	$1,405	$ 1,029	$ 1,033

(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.

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

The statutory capital and surplus presented above for CCC was approximately 266% and 264% of company action level RBC at December 31, 2018 and 2017. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CCC’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note 1 5. Benefit Plans

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

Other Postretirement Benefit Plans – The Company and its subsidiaries have several postretirement benefit plans covering eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining agreements vary by each unit and contract. Benefits for certain retirees are in the form of a Company health care account.

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

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits

December 31	2018	2017	2016	2018	2017	2016

Discount rate	4.1%	3.5%	3.9%	4.1%	3.4%	3.7%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	5.3%	5.3%	5.3%
Interest crediting rate	3.8%	3.7%	3.7%
Rate of compensation increase	3.9% to 5.5%	3.9% to 5.5%	3.9% to 5.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2018	2017	2016	2018	2017	2016

Discount rate	3.6%	3.8%	4.0%	3.4%	3.7%	3.7%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	5.3%	5.3%	5.3%
Interest crediting rate	3.7%	3.7%	3.7%
Rate of compensation increase	3.9% to 5.5%	3.9% to 5.5%	3.5% to 5.5%

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

Assumed health care cost trend rates:

December 31	2018	2017	2016

Health care cost trend rate assumed for next year	4.0% to 6.5%	4.0% to 7.0%	4.0% to 7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2019-2022	2018-2022	2017-2021

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2018	2017	2016	2018	2017	2016
(In millions)

Service cost	$8	$8	$8	$ 1	$1	$ 1
Interest cost	110	119	128	2	2	3
Expected return on plan assets	(179)	(173)	(177)	(5)	(5)	(5)
Amortization of unrecognized net loss	42	43	46	(1)
Amortization of unrecognized prior service benefit			(1)	(2)	(2)	(3)
Settlement	9	11	3
Net periodic benefit cost	$(10)	$8	$7	$ (5)	$(4)	$ (4)

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,242	$3,131	$62	$66
Acquisitions		103
Service cost	8	8	1	1
Interest cost	110	119	2	2
Plan participants’ contributions			4	5
Amendments
Actuarial (gain) loss	(212)	100	(6)	(1)
Benefits paid from plan assets	(187)	(192)	(10)	(11)
Settlements	(35)	(37)
Foreign exchange	(7)	10
Benefit obligation at December 31	2,919	3,242	53	62

Change in plan assets:

Fair value of plan assets at January 1	2,577	2,423	88	86
Acquisitions		75
Actual return on plan assets	(83)	247		5
Company contributions	39	51	3	3
Plan participants’ contributions			4	5
Benefits paid from plan assets	(187)	(192)	(10)	(11)
Settlements	(35)	(37)
Foreign exchange	(7)	10
Fair value of plan assets at December 31	2,304	2,577	85	88

Funded status	$(615)	$(665)	$32	$26

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
(In millions)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$ 9	$ 4	$ 49	$ 47
Other liabilities	(624)	(669)	(17)	(21)
Net amount recognized	$ (615)	$ (665)	$ 32	$ 26

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit	$ (2)	$ (3)	$ (1)	$ (3)
Net actuarial loss	1,065	1,069	(3)	(3)
Net amount recognized	$ 1,063	$ 1,066	$ (4)	$ (6)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$ 2,825	$ 3,132
Accumulated benefit obligation	2,813	3,117	$ 18	$ 21
Fair value of plan assets	2,201	2,462

The accumulated benefit obligation for all defined benefit pension plans was $2.9 billion and $3.2 billion at December 31, 2018 and 2017. Changes for the years ended December 31, 2018 and 2017 include actuarial (gains) losses of $(212) million and $100 million primarily driven by changes in the discount rate used to determine the benefit obligations.

The Company and its subsidiaries employ a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2018, the Company and its subsidiaries had committed $99 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments at December 31, 2018.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)

2019	$ 218	$ 5
2020	223	5
2021	210	5
2022	218	4
2023	214	4
2024 – 2028	1,026	16

In 2019, it is expected that contributions of approximately $14 million will be made to pension plans and $2 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2018	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$472	$10	$482
States, municipalities and political subdivisions		58		58
Asset-backed		165		165
Total fixed maturities	$-	695	10	705
Equity securities	406	110		516
Short term investments	36	54		90
Fixed income mutual funds	120			120
Other assets		9		9
Total plan assets at fair value	$562	$868	$10	$1,440
Plan assets at net asset value: (a)
Limited partnerships				864
Total plan assets	$562	$868	$10	$2,304

December 31, 2017	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$522	$10	$532
States, municipalities and political subdivisions		62		62
Asset-backed		182		182
Total fixed maturities	$-	766	10	776
Equity securities	449	122		571
Short term investments	29	11		40
Fixed income mutual funds	96			96
Other assets	13	9		22
Total plan assets at fair value	$587	$908	$10	$1,505
Plan assets at net asset value: (a)
Limited partnerships				990
Collective investment trust funds				82
Total plan assets	$587	$908	$10	$2,577

(a)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 82% and 86% of the carrying value as of December 31, 2018 and 2017 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 66% were equity related, 28% pursued a multi-strategy approach and 6% were focused on distressed investments at December 31, 2018.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2018	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$24		$24
States, municipalities and political subdivisions		11		11
Asset-backed		30		30
Total fixed maturities	$-	65	$-	65
Short term investments	4			4
Fixed income mutual funds	16			16

Total	$20	$65	$-	$85

December 31, 2017

Fixed maturity securities:
Corporate and other bonds		$18		$18
States, municipalities and political subdivisions		42		42
Asset-backed		12		12
Total fixed maturities	$-	72	$-	72
Short term investments	2			2
Fixed income mutual funds	14			14
Total	$16	$72	$-	$88

There were no Level 3 assets at December 31, 2018 and 2017.

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $100 million, $105 million and $107 million for the years ended December 31, 2018, 2017 and 2016.

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

Time-based Restricted Stock Units: Time-based restricted stock units (“RSUs”) are granted under the 2016 Loews Plan and represent the right to receive one share of the Company’s common stock for each vested RSU. Generally, RSUs vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.

Performance-based Restricted Stock Units: Performance-based RSUs (“PSUs”) are granted under the 2016 Loews Plan and represent the right to receive one share of the Company’s common stock for each vested PSU, subject to the achievement of specified performance goals by the Company. Generally, performance-based RSUs vest, if performance goals are satisfied, 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.

In 2018, the Company granted an aggregate of 235,231 RSUs and PSUs at a weighted average grant-date fair value of $47.71 per unit. 33,923 RSUs were forfeited during the year. 3,470,953 SARs were outstanding at December 31, 2018 with a weighted average exercise price of $39.90.

The Company recognized compensation expense that decreased net income by $35 million, $33 million and $32 million for the years ended December 31, 2018, 2017 and 2016. Several of the Company’s subsidiaries also maintain their own stock-based compensation plans. Such amounts include the Company’s share of expense related to its subsidiaries’ plans.

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

The following table presents the amounts receivable from reinsurers:

December 31	2018	2017
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,019	$3,934
Ceded future policy benefits	233	230
Reinsurance receivables related to paid losses	203	126
Reinsurance receivables	4,455	4,290
Less allowance for doubtful accounts	29	29

Reinsurance receivables, net of allowance for doubtful accounts	$4,426	$4,261

CNA has established an allowance for doubtful accounts on reinsurance receivables related to credit risk. CNA reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.2 billion and $2.9 billion at December 31, 2018 and 2017.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2018 were approximately $2.2 billion from a subsidiary of Berkshire Hathaway Insurance Group, $278 million from the Gateway Rivers Insurance Company and $233 million from subsidiaries of Wilton Re. These amounts are substantially collateralized. The recoverable from the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2018

Property and casualty	$10,857	$305	$4,380	$6,782	4.5%
Long term care	480	50		530	9.4
Earned premiums	$11,337	$355	$4,380	$7,312	4.9%

Year Ended December 31, 2017

Property and casualty	$10,447	$317	$4,315	$6,449	4.9%
Long term care	489	50		539	9.3
Earned premiums	$10,936	$367	$4,315	$6,988	5.3%

Year Ended December 31, 2016

Property and casualty	$10,400	$258	$4,270	$6,388	4.0%
Long term care	486	50		536	9.3
Earned premiums	$10,886	$308	$4,270	$6,924	4.4%

Included in the direct and ceded earned premiums for the years ended December 31, 2018, 2017 and 2016 are $3.7 billion, $3.9 billion and $3.9 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Long term care premiums are from long duration contracts; property and casualty premiums are from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $2.8 billion, $3.1 billion and $3.0 billion for the years ended December 31, 2018, 2017 and 2016, including $1.9 billion, $2.5 billion and $2.6 billion related to the significant third party captive program discussed above.

Note 17. Quarterly Financial Data (Unaudited)

2018 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$3,287	$3,608	$3,590	$3,581

Net income (loss) (a)	(165)	278	230	293
Per share-basic and diluted	(0.53)	0.88	0.72	0.89

2017 Quarter Ended

Total revenues (b)	$3,555	$3,521	$3,359	$3,300

Net income (c)	481	157	231	295
Per share-basic	1.43	0.46	0.69	0.88
Per share-diluted	1.43	0.46	0.69	0.87

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)

Net loss for the fourth quarter of 2018 includes a loss on limited partnership and common stock investments of $97 million (after tax and noncontrolling interests), catastrophe losses of $96 million (after tax and noncontrolling interests) and net investment losses of $57 million (after tax).

(b)

Prior period amounts have not been adjusted under the modified retrospective method of adoption of ASU 2014-09 or under the adoption of ASU 2016-01. See Note 1 for more information on these accounting standards.

(c)	Net income for the fourth quarter of 2017 includes the impact of a $200 million net benefit resulting from the enactment of the Tax Act.

Note 18. Legal Proceedings

Boardwalk Pipeline

On May 25, 2018, plaintiffs Tsemach Mishal and Paul Berger (on behalf of themselves and the purported class, “Plaintiffs”) initiated a purported class action in the Court of Chancery of the State of Delaware (the “Court”) against the following defendants, Boardwalk Pipeline, the General Partner, Boardwalk GP, LLC and BPHC (together, “Defendants”), regarding the potential exercise by the General Partner of its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of the Limited Partnership Agreement. On June 25, 2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Court (the “Proposed Settlement”). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the General Partner, elected to cause the General Partner to exercise its right to purchase the issued and outstanding common units of the Partnership within a period specified by the Proposed Settlement. As discussed in Note 2, on June 29, 2018, the General Partner elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of the Limited Partnership Agreement within the period specified by the Proposed Settlement. The transaction was completed on July 18, 2018. On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Company is evaluating its response to this new complaint.

The Company and its subsidiaries are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any such litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

Note 19. Commitments and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of December 31, 2018, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2018, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2018, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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

The policyholder refunds for the multi-peril package product were completed in the third quarter of 2017. The policyholder refunds for workers’ compensation policies were completed in the fourth quarter of 2018.

For the year ended December 31, 2016, CNA recorded a charge which reduced earned premium by $16 million. For the year ended December 31, 2017, earned premium was reduced by $36 million. For the year ended December 31, 2018 earned premium increased by $6 million, as a result of a change in estimate of the refund payments to policyholders. Additionally, Interest expense recognized for interest due to policyholders on the premium rate adjustments was $1 million and $7 million for the years ended December 31, 2018 and 2017.

Note 20. Segments

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

Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 17 offshore drilling rigs consisting of four drillships and 13 semisubmersible rigs.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas and NGLs. This segment consists of interstate natural gas pipeline systems located in the Gulf Coast region, Oklahoma, Arkansas and the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana and Texas, with approximately 14,230 miles of pipeline.

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

Statements of Income and Total assets by segment are presented in the following tables.

	CNA	Diamond	Boardwalk	Loews
Year Ended December 31, 2018	Financial	Offshore	Pipeline	Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$7,312					$7,312
Net investment income (loss)	1,817	$8		$2	$(10)	1,817
Investment losses	(57)					(57)
Non-insurance warranty revenue (Notes 1 and 13)	1,007					1,007
Operating revenues and other	55	1,085	$1,227	753	867	3,987
Total	10,134	1,093	1,227	755	857	14,066

Expenses:

Insurance claims and policyholders’ benefits	5,572					5,572
Amortization of deferred acquisition costs	1,335					1,335
Non-insurance warranty expense (Notes 1 and 13)	923					923
Operating expenses and other	1,203	1,196	820	653	956	4,828
Interest	138	123	176	29	108	574
Total	9,171	1,319	996	682	1,064	13,232
Income (loss) before income tax	963	(226)	231	73	(207)	834
Income tax (expense) benefit	(151)	30	(28)	(25)	46	(128)
Net income (loss)	812	(196)	203	48	(161)	706
Amounts attributable to noncontrolling interests	(86)	84	(68)			(70)
Net income (loss) attributable to Loews Corporation	$726	$(112)	$135	$48	$(161)	$636

December 31, 2018

Total assets	$57,123	$6,036	$9,131	$1,812	$4,214	$78,316

	CNA	Diamond	Boardwalk	Loews
Year Ended December 31, 2017	Financial	Offshore	Pipeline	Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$6,988					$6,988
Net investment income	2,034	$2			$146	2,182
Investment gains	122					122
Non-insurance warranty revenue (Notes 1 and 13)	390					390
Operating revenues and other	49	1,498	$1,325	$682	499	4,053
Total	9,583	1,500	1,325	682	645	13,735

Expenses:

Insurance claims and policyholders’ benefits	5,310					5,310
Amortization of deferred acquisition costs	1,233					1,233
Non-insurance warranty expense (Notes 1 and 13)	299					299
Operating expenses and other	1,224	1,373	861	589	618	4,665
Interest	203	149	171	28	95	646
Total	8,269	1,522	1,032	617	713	12,153
Income (loss) before income tax	1,314	(22)	293	65	(68)	1,582
Income tax (expense) benefit	(419)	4	232	(1)	14	(170)
Net income (loss)	895	(18)	525	64	(54)	1,412
Amounts attributable to noncontrolling interests	(94)	(9)	(145)			(248)
Net income (loss) attributable to Loews Corporation	$801	$(27)	$380	$64	$(54)	$1,164

December 31, 2017

Total assets	$56,539	$6,251	$8,972	$1,558	$6,266	$79,586

	CNA	Diamond	Boardwalk	Loews
Year Ended December 31, 2016	Financial	Offshore	Pipeline	Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$6,924					$6,924
Net investment income	1,988	$1			$146	2,135
Investment gains (losses)	62	(12)				50
Non-insurance warranty revenue (Notes 1 and 13)	361					361
Operating revenues and other	49	1,600	$1,316	$667	3	3,635
Total	9,384	1,589	1,316	667	149	13,105

Expenses:

Insurance claims and policyholders’ benefits	5,283					5,283
Amortization of deferred acquisition costs	1,235					1,235
Non-insurance warranty expense (Notes 1 and 13)	271					271
Operating expenses and other	1,287	1,970	835	621	131	4,844
Interest	167	90	183	24	72	536
Total	8,243	2,060	1,018	645	203	12,169
Income (loss) before income tax	1,141	(471)	298	22	(54)	936
Income tax (expense) benefit	(279)	111	(61)	(10)	19	(220)
Net income (loss)	862	(360)	237	12	(35)	716
Amounts attributable to noncontrolling interests	(88)	174	(148)			(62)
Net income (loss) attributable to Loews Corporation	$774	$(186)	$89	$12	$(35)	$654

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2018. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Report.

Information about beneficial ownership reporting compliance is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement and is incorporated herein by reference.

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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2019 Proxy Statement under the caption “Submissions or Nominations for Our 2020 Annual Meeting” and is incorporated herein by reference.

Information about the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2019 Proxy Statement under the caption “Board Committees – Audit Committee” and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2019 Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2018 Executive Compensation Tables,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.

Information about the number of shares of our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the captions “Principal Shareholders” and “Director and Officer Holdings” in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions and director independence is contained under the captions “Transactions With Related Persons” and “Director Independence” in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information about our Audit Committee’s pre-approval policy and procedures for audit and other services and information about our principal accountant fees and services is contained in our 2019 Proxy Statement under the caption “Ratification of the Appointment of Our Independent Auditors – Audit Fees and Services” and “ – Auditor Engagement Pre-Approval Policy” and is incorporated herein by reference.

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

		Page
		Number

	2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016		166

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016		168

		Exhibit
	Description	Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 2, 2009 (File No. 001-06541)	3.01

	By-Laws of Registrant as amended through February 13, 2018, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on February 13, 2018 (File No. 001-06541).	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K	4.01

(10)	Material Contracts

Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

		10.01+

Exhibit
Description	Number

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

10.02+

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

10.03+

Form of Directors Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

10.04+

Form of Election Form for Restricted Stock Units under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)

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

10.19+

Exhibit
	Description	Number

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(100)	XBRL Related Documents

	XBRL Instance Document	101.INS*

	XBRL Taxonomy Extension Schema	101.SCH*

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	XBRL Taxonomy Label Linkbase	101.LAB*

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

    * Filed herewith.

    + Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 13, 2019	By	*
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 13, 2019	By	*
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 13, 2019	By	*
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Dated: February 13, 2019	By	*
(Mark S. Schwartz, Vice President and
Chief Accounting Officer)

Dated: February 13, 2019	By	*
(Ann E. Berman, Director)

Dated: February 13, 2019	By	*
(Joseph L. Bower, Director)

Dated: February 13, 2019	By	*
(Charles D. Davidson, Director)

By
(Charles M. Diker, Director)

Dated: February 13, 2019	By	*
(Jacob A. Frenkel, Director)

Dated: February 13, 2019	By	*
(Paul J. Fribourg, Director)

Dated: February 13, 2019	By	*
(Walter L. Harris, Director)

Dated: February 13, 2019	By	*
(Philip A. Laskawy, Director)

Dated: February 13, 2019	By	*
(Susan P. Peters, Director)

Dated: February 13, 2019	By	*
(Andrew H. Tisch, Director)

Dated: February 13, 2019	By	*
(Jonathan M. Tisch, Director)

Dated: February 13, 2019	By	*
(Anthony Welters, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General
Counsel and Secretary)
Attorney-in-Fact

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION

BALANCE SHEETS

ASSETS

December 31	2018	2017
(In millions)

Current assets, principally investment in short term instruments	$2,050	$2,755
Investments in securities	1,112	2,144
Investments in capital stocks of subsidiaries, at equity	17,556	16,303
Other assets	402	506
Total assets	$21,120	$21,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$109	$182
Long term debt	1,778	1,776
Deferred income tax and other	715	546
Total liabilities	2,602	2,504
Shareholders’ equity	18,518	19,204
Total liabilities and shareholders’ equity	$21,120	$21,708

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2018	2017	2016
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$819	$1,199	$655
Interest and other	(11)	167	165
Total	808	1,366	820
Expenses:
Administrative	127	134	127
Interest	72	72	72
Total	199	206	199
Income before income tax	609	1,160	621
Income tax benefit	27	4	33
Net income	636	1,164	654
Equity in other comprehensive income (loss) of subsidiaries	(797)	197	134
Total comprehensive income (loss)	$(161)	$1,361	$788

SCHEDULE I

(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF CASH FLOWS

Year Ended December 31	2018	2017	2016
(In millions)

Operating Activities:
Net income	$636	$1,164	$654
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity method investees	401	(405)	115
Provision for deferred income taxes	113	77	10
Changes in operating assets and liabilities, net:
Receivables	3	4	2
Accounts payable and accrued liabilities	92	(20)	52
Trading securities	1,702	100	(614)
Other, net	19	(41)	(15)
	2,966	879	204

Investing Activities:
Investments in and advances to subsidiaries	(135)	12	50
Change in investments, primarily short term	(187)	30	(127)
Purchase of Boardwalk Pipeline common units	(1,504)
Acquisition		(620)
Other	(2)	(1)	(2)
	(1,828)	(579)	(79)

Financing Activities:
Dividends paid	(80)	(84)	(84)
Purchases of treasury shares	(1,026)	(216)	(134)
Principal payments in debt			(400)
Issuance of debt			495
Other	(3)		(2)
	(1,109)	(300)	(125)

Net change in cash	29	-	-
Cash, beginning of year
Cash, end of year	$29	$-	$-

(a)	Cash dividends paid to the Company by affiliates amounted to $878, $804 and $780 for the years ended December 31, 2018, 2017 and 2016.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2018	2017
(In millions)

Deferred acquisition costs	$632	$632
Reserves for unpaid claim and claim adjustment expenses	21,984	22,004
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,388	1,434
Unearned premiums	4,183	4,029

Year Ended December 31	2018	2017	2016
(In millions)

Net written premiums	$7,345	$7,069	$6,988
Net earned premiums	7,312	6,988	6,924
Net investment income	1,751	1,992	1,952
Incurred claim and claim adjustment expenses related to current year	5,358	5,201	5,025
Incurred claim and claim adjustment expenses related to prior years	(179)	(381)	(342)
Amortization of deferred acquisition costs	1,335	1,233	1,235
Paid claim and claim adjustment expenses	5,331	5,341	5,134