Form 10-Q
period 2019-03-31
LOEWS CORP
filed 2019-04-29
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                                           No     X

Class	Outstanding at April 19, 2019
Common stock, $0.01 par value	304,887,983 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $37,985 and $38,234	$40,602	$39,699
Equity securities, cost of $1,376 and $1,479	1,326	1,293
Limited partnership investments	2,120	2,424
Other invested assets, primarily mortgage loans	933	901
Short term investments	4,487	3,869
Total investments	49,468	48,186
Cash	339	405
Receivables	8,012	7,960
Property, plant and equipment	15,407	15,511
Goodwill	682	665
Deferred non-insurance warranty acquisition expenses	2,576	2,513
Deferred acquisition costs of insurance subsidiaries	664	633
Other assets	3,301	2,443
Total assets	$80,449	$78,316

Liabilities and Equity:
Insurance reserves:
Claim and claim adjustment expense	$21,836	$21,984
Future policy benefits	11,078	10,597
Unearned premiums	4,422	4,183
Total insurance reserves	37,336	36,764
Payable to brokers	307	42
Short term debt	132	17
Long term debt	11,229	11,359
Deferred income taxes	1,084	841
Deferred non-insurance warranty revenue	3,472	3,402
Other liabilities	4,987	4,505
Total liabilities	58,547	56,930

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 312,435,202 and 312,169,189 shares	3	3
Additional paid-in capital	3,607	3,627
Retained earnings	16,144	15,773
Accumulated other comprehensive loss	(390)	(880)
	19,364	18,523
Less treasury stock, at cost (6,929,267 and 100,000 shares)	(327)	(5)
Total shareholders’ equity	19,037	18,518
Noncontrolling interests	2,865	2,868
Total equity	21,902	21,386
Total liabilities and equity	$80,449	$78,316

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31	2019	2018
(In millions, except per share data)

Revenues:
Insurance premiums	$1,803	$1,785
Net investment income	657	506
Investment gains (losses):
Other-than-temporary impairment losses	(14)	(6)
Other net investment gains	45	15
Total investment gains	31	9
Non-insurance warranty revenue	281	238
Operating revenues and other	985	1,043
Total	3,757	3,581

Expenses:
Insurance claims and policyholders’ benefits	1,357	1,339
Amortization of deferred acquisition costs	342	296
Non-insurance warranty expense	260	216
Operating expenses and other	1,149	1,184
Interest	141	141
Total	3,249	3,176
Income before income tax	508	405
Income tax expense	(112)	(25)
Net income	396	380
Amounts attributable to noncontrolling interests	(2)	(87)
Net income attributable to Loews Corporation	$394	$293

Basic and diluted net income per share	$1.27	$0.89

Weighted average shares outstanding:
Shares of common stock	309.83	327.78
Dilutive potential shares of common stock	0.53	0.94
Total weighted average shares outstanding assuming dilution	310.36	328.72

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended March 31	2019	2018
(In millions)

Net income	$396	$380

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	4	(9)
Net other unrealized gains (losses) on investments	526	(429)
Total unrealized gains (losses) on investments	530	(438)
Unrealized gains (losses) on cash flow hedges	(6)	10
Pension liability	8	10
Foreign currency translation	17	11

Other comprehensive income (loss)	549	(407)

Comprehensive income (loss)	945	(27)

Amounts attributable to noncontrolling interests	(61)	(43)

Total comprehensive income (loss) attributable to Loews Corporation	$884	$(70)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2018, as reported	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards	(91)			(43)	(28)		(20)
Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	380			293			87
Other comprehensive income	(407)				(363)		(44)
Dividends paid ($0.0625 per share)	(98)			(20)			(78)
Purchases of Loews treasury stock	(497)					(497)
Stock-based compensation	-		(7)				7
Other	(5)		(2)	(5)			2
Balance, March 31, 2018	$23,848	$3	$3,142	$16,321	$(417)	$(517)	$5,316

Balance, January 1, 2019	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	396			394			2
Other comprehensive income	549				490		59
Dividends paid ($0.0625 per share)	(87)			(19)			(68)
Purchases of Loews treasury stock	(322)					(322)
Purchases of subsidiary stock from non-controlling interests	(14)						(14)
Stock-based compensation	1		(19)				20
Other	(7)		(1)	(4)			(2)
Balance, March 31, 2019	$21,902	$3	$3,607	$16,144	$(390)	$(327)	$2,865

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2019	2018
(In millions)

Operating Activities:

Net income	$396	$380
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	369	185
Changes in operating assets and liabilities, net:
Receivables	15	(147)
Deferred acquisition costs	(29)	(29)
Insurance reserves	57	311
Other assets	(143)	(56)
Other liabilities	(104)	(215)
Trading securities	(480)	84
Net cash flow provided by operating activities	81	513

Investing Activities:

Purchases of fixed maturities	(2,447)	(2,690)
Proceeds from sales of fixed maturities	2,259	2,576
Proceeds from maturities of fixed maturities	576	531
Purchases of limited partnership investments	(114)	(63)
Proceeds from sales of limited partnership investments	337	69
Purchases of property, plant and equipment	(223)	(230)
Change in short term investments	(27)	(25)
Other, net	(61)	(112)
Net cash flow provided by investing activities	300	56

Financing Activities:

Dividends paid	(19)	(20)
Dividends paid to noncontrolling interests	(68)	(78)
Purchases of Loews treasury stock	(317)	(497)
Purchases of subsidiary stock from noncontrolling interests	(14)
Principal payments on debt	(210)	(303)
Issuance of debt	192	233
Other, net	(13)	74
Net cash flow used by financing activities	(449)	(591)

Effect of foreign exchange rate on cash	2	1

Net change in cash	(66)	(21)
Cash, beginning of period	405	472
Cash, end of period	$339	$451

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2019 and December 31, 2018 and results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2019 and 2018. Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts for the three months ended March 31, 2019 and 2018 because the effect would have been antidilutive.

Accounting changes – In February of 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). On January 1, 2019, the updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. The Company adopted the updated accounting guidance using the modified retrospective method. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The Company utilized the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts contain a lease, the classification for any expired or existing leases or the initial direct costs for any existing leases. The Company has also elected to apply an exemption for short term leases whereby leases with initial lease terms of one year or less are not recorded on the balance sheet.

For leases where the Company is a lessee we have elected to account for lease and non-lease components as a single lease component, except subsea equipment leases. For leases where the Company is a lessor we have elected to combine the lease and non-lease components of our offshore drilling contracts, if certain conditions are met, and account for the combined component in accordance with the accounting treatment for the predominant component of the contract.

At adoption, the cumulative effect adjustment increased Other assets and Other liabilities by $642 million reflecting operating lease right of use assets, lease liabilities and the derecognition of deferred rent related primarily to lease agreements for office space and machinery and equipment. Subsequent to the adoption of ASU 2016-02, Other assets and Other liabilities were adjusted to $3.1 billion and $5.1 billion as of January 1, 2019, as compared to $2.4 billion and $4.5 billion as of December 31, 2018. See Note 5 for additional information on leases.

Recently issued ASUs – In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. A prospective transition method is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, and expects the primary changes to be the use of the expected credit loss model for the mortgage loan portfolio, reinsurance and insurance receivables and other financing receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. Under the allowance method for available-for-sale debt securities the Company will record reversals of credit losses if the estimate of credit losses declines.

In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”).

This guidance is effective for interim and annual periods beginning after December 15, 2020, and requires restatement of the prior periods presented. Early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its consolidated financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in the discount rate is expected to increase volatility in the Company’s Shareholders’ equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. See Note 2 for further information on Shadow Adjustments. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of CNA’s business and related cash flows will be unchanged.

2.	Investments

Net investment income is as follows:

Three Months Ended March 31	2019	2018
(In millions)

Fixed maturity securities	$455	$446
Limited partnership investments	81	48
Short term investments	15	9
Equity securities	30	10
Income (loss) from trading portfolio (a)	81	(3)
Other	14	11
Total investment income	676	521
Investment expenses	(19)	(15)
Net investment income	$657	$506

(a)	Net unrealized gains (losses) related to changes in fair value on securities still held were $44 and $(25) for the three months ended March 31, 2019 and 2018.

Investment gains (losses) are as follows:

Three Months Ended March 31	2019	2018
(In millions)

Fixed maturity securities	$(6)	$18
Equity securities	42	(15)
Derivative instruments	(5)	5
Short term investments and other		1
Investment gains (a)	$31	$9

(a)

Gross investment gains on available-for-sale securities were $36 and $69 for the three months ended March 31, 2019 and 2018. Gross investment losses on available-for-sale securities were $42 and $51 for the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019 and 2018, $42 million of net investment gains and $15 million of net investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2019 and 2018.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

Three Months Ended March 31	2019	2018
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$5
Asset-backed	8	1
Net OTTI losses recognized in earnings	$14	$6

The amortized cost and fair values of fixed maturity securities are as follows:

March 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,296	$1,269	$99	$20,466
States, municipalities and political subdivisions	9,279	1,299		10,578
Asset-backed:
Residential mortgage-backed	4,760	92	20	4,832	$(22)
Commercial mortgage-backed	2,026	53	7	2,072
Other asset-backed	1,877	25	12	1,890	(3)
Total asset-backed	8,663	170	39	8,794	(25)
U.S. Treasury and obligations of government- sponsored enterprises	162	3	1	164
Foreign government	502	12	1	513
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	37,912	2,753	140	40,525	(25)
Fixed maturities trading	73	4		77
Total fixed maturity securities	$37,985	$2,757	$140	$40,602	$(25)

December 31, 2018

Fixed maturity securities:
Corporate and other bonds	$18,764	$791	$395	$19,160
States, municipalities and political subdivisions	9,681	1,076	9	10,748
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	$(20)
Commercial mortgage-backed	2,200	28	32	2,196
Other asset-backed	1,975	11	24	1,962
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3		159
Foreign government	480	5	4	481
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,081	1,982	521	39,542	(20)
Fixed maturities trading	153	4		157
Total fixed maturities	$38,234	$1,986	$521	$39,699	$(20)

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of March 31, 2019 and December 31, 2018, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.3 billion and $964 million (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,656	$39	$1,743	$60	$3,399	$99
States, municipalities and political subdivisions	14		3		17
Asset-backed:
Residential mortgage-backed	94		1,494	20	1,588	20
Commercial mortgage-backed	184	2	236	5	420	7
Other asset-backed	450	10	95	2	545	12
Total asset-backed	728	12	1,825	27	2,553	39
U.S. Treasury and obligations of government-sponsored enterprises	48	1	14		62	1
Foreign government	32	1	27		59	1
Total fixed maturity securities	$2,478	$53	$3,612	$87	$6,090	$140

December 31, 2018

Fixed maturity securities:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21		19		40
Foreign government	114	2	124	2	238	4
Total fixed maturity securities	$12,689	$404	$2,614	$117	$15,303	$521

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2019 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2019.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2019 and 2018 for which a portion of an OTTI loss was recognized in OCI.

Three Months Ended March 31	2019	2018
(In millions)

Beginning balance of credit losses on fixed maturity securities	$18	$27
Reductions for securities sold during the period	(1)	(2)
Ending balance of credit losses on fixed maturity securities	$17	$25

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2019		December 31, 2018
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$1,144	$1,155	$1,350	$1,359
Due after one year through five years	7,718	7,992	7,979	8,139
Due after five years through ten years	16,874	17,374	16,859	16,870
Due after ten years	12,176	14,004	11,893	13,174
Total	$37,912	$40,525	$38,081	$39,542

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

	March 31, 2019			December 31, 2018
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$540	$3	$(1)	$500	$11

Without hedge designation:

Equity markets:
Options – purchased	353	7		213	18
– written	127		(6)	239		$(17)
Futures – short	50
Commodity futures – long	12			32
Embedded derivative on funds
withheld liability	174		(2)	172	4

3.	Fair Value

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

March 31, 2019	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$203	$20,697	$253	$21,153
States, municipalities and political subdivisions		10,578		10,578
Asset-backed		8,610	184	8,794
Fixed maturities available-for-sale	203	39,885	437	40,525
Fixed maturities trading		72	5	77
Total fixed maturities	$203	$39,957	$442	$40,602

Equity securities	$697	$608	$21	$1,326
Short term and other	3,199	1,204		4,403
Receivables		3		3
Payable to brokers	(14)			(14)

December 31, 2018
Fixed maturity securities:
Corporate bonds and other	$196	$19,392	$222	$19,810
States, municipalities and political subdivisions		10,748		10,748
Asset-backed		8,787	197	8,984
Fixed maturities available-for-sale	196	38,927	419	39,542
Fixed maturities trading		151	6	157
Total fixed maturities	$196	$39,078	$425	$39,699

Equity securities	$704	$570	$19	$1,293
Short term and other	2,647	1,111		3,758
Receivables		11		11
Payable to brokers	(23)			(23)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
										(Losses)	Other
										Recognized in	Comprehensive
		Net Realized Investment								Net Income	Income (Loss)
		Gains (Losses) and Net								(Loss) on Level	on Level 3
		Change in Unrealized								3 Assets and	Assets and
		Investment Gains (Losses)					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at	Held at
2019	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	March 31	March 31	March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$222		$8	$56		$(2)		$(31)	$253		$7
Asset-backed	197		3	20		(4)	$5	(37)	184		3
Fixed maturities available-for-sale	419	$-	11	76	$-	(6)	5	(68)	437	$-	10
Fixed maturities trading	6	(1)							5	(1)
Total fixed maturities	$425	$(1)	$11	$76	$-	$(6)	$5	$(68)	$442	$(1)	$10

Equity securities	$19	$2							$21	$2

										Unrealized
										Gains
										(Losses)
										Recognized in
		Net Realized Investment								Net Income
		Gains (Losses) and Net								(Loss) on Level
		Change in Unrealized								3 Assets and
		Investment Gains (Losses)					Transfers	Transfers		Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at
2018	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	March 31	March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$98	$(1)				$(2)	$5		$100
States, municipalities and political subdivisions	1								1
Asset-backed	335	7	$(5)	$30	$(72)	(6)		$(10)	279
Fixed maturities available-for-sale	434	6	(5)	30	(72)	(8)	5	(10)	380	$-
Fixed maturities trading	4	3							7	3
Total fixed maturities	$438	$9	$(5)	$30	$(72)	$(8)	$5	$(10)	$387	$3

Equity securities	$22	$(2)							$20	$(2)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other
Life settlement contracts	Operating revenues and other

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

				Range
	Estimated	Valuation	Unobservable	(Weighted
March 31, 2019	Fair Value	Techniques	Inputs	Average)
	(In millions)
		Discounted
Fixed maturity securities	$293	cash flow	Credit spread	1% – 5% (3%)

December 31, 2018

		Discounted
Fixed maturity securities	$228	cash flow	Credit spread	1% – 12% (3%)

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

	Carrying	Estimated Fair Value
March 31, 2019	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$863			$868	$868

Liabilities:
Short term debt	131		$54	75	129
Long term debt	11,216		10,469	531	11,000

December 31, 2018

Assets:
Other invested assets, primarily mortgage loans	$839			$827	$827

Liabilities:
Short term debt	15		$14		14
Long term debt	11,345		10,111	653	10,764

The fair values of mortgage loans, included in Other invested assets, were based on the present value of the expected future cash flows discounted at the current interest rate for similar financial instruments, adjusted for specific loan risk.

4. Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (“IBNR”) claims as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions, including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $58 million and $34 million for the three months ended March 31, 2019 and 2018. Net catastrophe losses in the first quarter of 2019 and 2018 related primarily to U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Three Months Ended March 31	2019	2018
(In millions)

Reserves, beginning of year:
Gross	$21,984	$22,004
Ceded	4,019	3,934
Net reserves, beginning of year	17,965	18,070

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,309	1,246
Increase (decrease) in provision for insured events of prior years	8	(34)
Amortization of discount	50	47
Total net incurred (a)	1,367	1,259

Net payments attributable to:
Current year events	(100)	(91)
Prior year events	(1,309)	(1,219)
Total net payments	(1,409)	(1,310)

Foreign currency translation adjustment and other	13	(9)

Net reserves, end of period	17,936	18,010
Ceded reserves, end of period	3,900	4,057
Gross reserves, end of period	$21,836	$22,067

(a)

Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year development of $14 million and $39 million was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended March 31, 2019 and 2018.

The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in CNA’s Property & Casualty Operations:

Three Months Ended March 31	2019	2018
(In millions)

Medical professional liability	$15	$20
Other professional liability and management liability	(12)	(34)
Surety	(25)	(15)
Commercial auto	(5)	(1)
General liability	(20)	(8)
Workers’ compensation	2	(6)
Property and other	31	5
Total pretax (favorable) unfavorable development	$(14)	$(39)

2019

Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident year 2013 in CNA’s allied healthcare business.

Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions. This was partially offset by unfavorable development in management liability in accident year 2014 due to large claim activity.

Favorable development in surety was due to lower than expected frequency for accident years 2016 and prior.

Favorable development in general liability was primarily due to lower than expected frequency on latent construction defect claims in multiple accident years.

Unfavorable development for property and other coverages was primarily due to higher than expected frequency and large loss activity in accident year 2018 in CNA’s marine business and higher than expected claims in Hardy on 2018 accident year catastrophes in property.

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

Favorable development in general liability was primarily due to lower than expected frequency and severity in accident years 2015 and prior for the middle market construction business.

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

In years subsequent to the effective date of the LPT, CNA recognized adverse prior year development on its A&EP reserves resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which CNA recognizes a change in the estimate of A&EP reserves that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Income.

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

Three Months Ended March 31	2019	2018
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT		$113
Provision for uncollectible third-party reinsurance on A&EP		(16)
Total additional amounts ceded under LPT	$-	97
Retroactive reinsurance benefit recognized	(22)	(57)
Pretax impact of deferred retroactive reinsurance	$(22)	$40

CNA intends to complete its annual A&EP reserve review in the fourth quarter of 2019 and maintain this timing for all future annual A&EP reserve reviews. CNA completed A&EP reserve reviews in both the first and fourth quarters of 2018. Based upon CNA’s 2018 first quarter A&EP reserve review, net unfavorable prior year development of $113 million was recognized before consideration of cessions to the LPT for the three months ended March 31, 2018. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos and environmental accounts and paid losses on assumed reinsurance exposures. Additionally, in 2018, CNA released a portion of its provision for uncollectible third party reinsurance.

As of March 31, 2019 and December 31, 2018, the cumulative amounts ceded under the LPT were $3.1 billion. The unrecognized deferred retroactive reinsurance benefit was $352 million and $374 million as of March 31, 2019 and December 31, 2018 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $3.0 billion and $2.7 billion as of March 31, 2019 and December 31, 2018. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of CNA’s A&EP claims.

5.	Leases

The Company’s lease agreements primarily cover office facilities and machinery and equipment and expire at various dates. The Company’s leases are predominantly operating leases, which are included in Other assets and Other liabilities on the Consolidated Condensed Balance Sheet. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.

Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate. The Company’s operating lease right of use asset was $629 million and the Company’s operating lease liability was $705 million at March 31, 2019.

Operating lease cost was $30 million, variable lease cost was $4 million and short term lease cost was $2 million for the three months ended March 31, 2019. Cash paid for amounts included in operating lease liabilities was $29 million for the three months ended March 31, 2019.

The table below presents the future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2018:

Year Ended December 31
(In millions)

2019	$75
2020	79
2021	79
2022	68
2023	57
Thereafter	344
Total	$702

The table below presents the maturities of lease liabilities:

Operating
As of March 31, 2019	Leases
(In millions)

2019 (a)	$82
2020	108
2021	105
2022	95
2023	83
Thereafter	406
Total	879
Less: discount	174
Total lease liabilities	$705

(a)	For the nine-month period beginning April 1, 2019

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of March 31, 2019

Weighted average remaining lease term	8.4 Years
Weighted average discount rate	4.9%

6.	Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three months ended March 31, 2018 and 2019:

						Total
						Accumulated
	OTTI	Unrealized			Foreign	Other
	Gains	Gains (Losses)	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)

Balance, January 1, 2018, as reported	$22	$673	$-	$(633)	$(88)	$(26)
Cumulative effect adjustments from changes in accounting standards, after tax of $0, $8, $0, $0 and $0	4	98		(130)		(28)
Balance, January 1, 2018, as adjusted	26	771	-	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $2, $105, $(2), $0 and $0	(10)	(414)	8		11	(405)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $4, $0, $(3) and $0	1	(15)	2	10		(2)
Other comprehensive income (loss)	(9)	(429)	10	10	11	(407)
Amounts attributable to noncontrolling interests	1	44			(1)	44
Balance, March 31, 2018	$18	$386	$10	$(753)	$(78)	$(417)

Balance, January 1, 2019	$14	$57	$5	$(793)	$(163)	$(880)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $(140), $2, $0 and $0	4	521	(6)	(1)	17	535
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $(1), $0, $(2) and $0		5		9		14
Other comprehensive income (loss)	4	526	(6)	8	17	549
Amounts attributable to noncontrolling interests		(56)		(1)	(2)	(59)
Balance, March 31, 2019	$18	$527	$(1)	$(786)	$(148)	$(390)

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Operating revenues and other and Operating expenses and other
Pension liability	Operating expenses and other

Treasury Stock

The Company repurchased 6.8 million and 9.9 million shares of Loews common stock at an aggregate cost of $322 and $497 million during the three months ended March 31, 2019 and 2018.

7. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported as Non-insurance warranty revenue and within Operating revenues and other on the Consolidated Condensed Statements of Income. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 11:

Three Months Ended March 31	2019	2018
(In millions)

Non-insurance warranty services - CNA Financial	$281	$238

Contract drilling - Diamond Offshore	234	296
Transportation and storage of natural gas and NGLs and other services - Boardwalk Pipeline	339	331
Lodging and related services - Loews Hotels & Co	180	183
Rigid plastic packaging and recycled resin – Corporate	214	213
Total revenues from contracts with customers	967	1,023
Other revenues	18	20
Operating revenues and other	$985	$1,043

Receivables from contracts with customers – As of March 31, 2019 and December 31, 2018, receivables from contracts with customers were approximately $446 million and $434 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of March 31, 2019 and December 31, 2018, deferred revenue resulting from contracts with customers was approximately $3.5 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $285 million and $268 million of revenues recognized during the three months ended March 31, 2019 and 2018 were included in deferred revenue as of December 31, 2018 and 2017.

Performance obligations – As of March 31, 2019, approximately $13.2 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipeline and non-insurance warranty services at CNA. Approximately $1.9 billion will be recognized during the remaining nine months of 2019, $1.9 billion in 2020 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer. Therefore, the estimated operating revenues exclude contract drilling dayrate revenue at Diamond Offshore and interruptible service contract revenue at Boardwalk Pipeline.

8. Benefit Plans

The Company and its subsidiaries have several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2019	2018	2019	2018
(In millions)

Service cost	$2	$2
Interest cost	29	27	$1	$1
Expected return on plan assets	(40)	(45)	(1)	(1)
Amortization of unrecognized net loss	11	11
Amortization of unrecognized prior service benefit				(1)
Settlement charge		4
Net periodic (benefit) cost	$2	$(1)	$-	$(1)

9. Legal Proceedings

Boardwalk Pipeline

On May 25, 2018, plaintiffs Tsemach Mishal and Paul Berger (on behalf of themselves and the purported class, “Plaintiffs”) initiated a purported class action in the Court of Chancery of the State of Delaware (the “Court”) against the following defendants: Boardwalk Pipeline, Boardwalk GP, LP (“General Partner”), Boardwalk GP, LLC and Boardwalk Pipelines Holding Corp. (“BPHC”) (together, “Defendants”), regarding the potential exercise by the General Partner of its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates.

On June 25, 2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Court (the “Proposed Settlement”). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the General Partner, elected to cause the General Partner to exercise its right to purchase the issued and outstanding common units of Boardwalk Pipeline as determined by Boardwalk Pipeline’s Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”), within a period specified by the Proposed Settlement. On June 29, 2018, the General Partner elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline not already owned by the General Partner or its affiliates pursuant to the Limited Partnership Agreement within the period specified by the Proposed Settlement. The transaction was completed on July 18, 2018.

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding, among other things, naming the Company as a defendant. The Court has established a briefing schedule for a motion to dismiss and a hearing has been scheduled in July of 2019.

Other Litigation

The Company and its subsidiaries are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any such litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

10. Commitments and Contingencies

CNA Guarantees

In the course of selling business entities and assets to third parties, CNA agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third party loans may include provisions that survive indefinitely. As of

March 31, 2019, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should CNA be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2019, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of March 31, 2019, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

11. Segments

The Company has five reportable segments comprised of four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipeline and Loews Hotels & Co; and the Corporate segment, which includes operations of Consolidated Container. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of the Company’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables present the reportable segments of the Company and their contribution to the Consolidated Condensed Statements of Income. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income by segment are presented in the following tables.

	CNA	Diamond	Boardwalk	Loews
Three Months Ended March 31, 2019	Financial	Offshore	Pipeline	Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,803					$1,803
Net investment income	571	$2			$84	657
Investment gains	31					31
Non-insurance warranty revenue	281					281
Operating revenues and other	9	234	$346	$180	216	985
Total	2,695	236	346	180	300	3,757

Expenses:

Insurance claims and policyholders’ benefits	1,357					1,357
Amortization of deferred acquisition costs	342					342
Non-insurance warranty expense	260					260
Operating expenses and other	284	283	195	156	231	1,149
Interest	34	30	45	5	27	141
Total	2,277	313	240	161	258	3,249
Income (loss) before income tax	418	(77)	106	19	42	508
Income tax (expense) benefit	(77)	6	(27)	(6)	(8)	(112)
Net income (loss)	341	(71)	79	13	34	396
Amounts attributable to noncontrolling interests	(36)	34				(2)
Net income (loss) attributable to Loews Corporation	$305	$(37)	$79	$13	$34	$394

	CNA	Diamond	Boardwalk	Loews
Three Months Ended March 31, 2018	Financial	Offshore	Pipeline	Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,785					$1,785
Net investment income	490	$2			$14	506
Investment gains	9					9
Non-insurance warranty revenue	238					238
Operating revenues and other	13	297	$337	$183	213	1,043
Total	2,535	299	337	183	227	3,581

Expenses:

Insurance claims and policyholders’ benefits	1,339					1,339
Amortization of deferred acquisition costs	296					296
Non-insurance warranty expense	216					216
Operating expenses and other	302	296	198	156	232	1,184
Interest	35	28	44	7	27	141
Total	2,188	324	242	163	259	3,176
Income (loss) before income tax	347	(25)	95	20	(32)	405
Income tax (expense) benefit	(55)	44	(12)	(7)	5	(25)
Net income (loss)	292	19	83	13	(27)	380
Amounts attributable to noncontrolling interests	(31)	(9)	(47)			(87)
Net income (loss) attributable to Loews Corporation	$261	$10	$36	$13	$(27)	$293

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2018. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The operations of Consolidated Container Company LLC (“Consolidated Container”) are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

RESULTS OF OPERATIONS

Consolidated Financial Results

    The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31	2019	2018
(In millions, except per share data)

CNA Financial	$305	$261
Diamond Offshore	(37)	10
Boardwalk Pipeline	79	36
Loews Hotels & Co	13	13
Corporate	34	(27)
Net income attributable to Loews Corporation	$394	$293

Basic and diluted net income per common share	$1.27	$0.89

    Net income attributable to Loews Corporation for the three months ended March 31, 2019 was $394 million, or $1.27 per share, compared to $293 million, or $0.89 per share in the comparable 2018 period.

    Net income for the three months ended March 31, 2019 increased from the prior year period due to higher earnings contributed by CNA and Boardwalk Pipeline as well as higher parent company net investment income. These increases were partially offset by an income decline at Diamond Offshore.

CNA Financial

    The following table summarizes the results of operations for CNA for the three months ended March 31, 2019 and 2018 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net investment gains (losses), see the Investments section of this MD&A.

Three Months Ended March 31	2019	2018
(In millions)

Revenues:
Insurance premiums	$1,803	$1,785
Net investment income	571	490
Investment gains	31	9
Non-insurance warranty revenue	281	238
Other revenues	9	13
Total	2,695	2,535
Expenses:
Insurance claims and policyholders’ benefits	1,357	1,339
Amortization of deferred acquisition costs	342	296
Non-insurance warranty expense	260	216
Other operating expenses	284	302
Interest	34	35
Total	2,277	2,188
Income before income tax	418	347
Income tax expense	(77)	(55)
Net income	341	292
Amounts attributable to noncontrolling interests	(36)	(31)
Net income attributable to Loews Corporation	$305	$261

Net income attributable to Loews Corporation increased $44 million for the three months ended March 31, 2019 as compared with the 2018 period. Net income increased due to higher net investment income driven by limited partnership and common stock returns and higher net investment gains, partially offset by lower underwriting income reflecting higher catastrophe losses and lower favorable prior year development. In addition, there was adverse prior year reserve development recorded for the three months ended March 31, 2018 under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer as further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Earnings in 2019 also benefited from favorable persistency in the long term care business.

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

In assessing CNA’s insurance operations, the Company utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding from net income (loss) (i) net investment gains or losses, (ii) income or loss from discontinued operations, (iii) any cumulative effects of changes in accounting guidance and (iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. federal tax rate change. In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes this measure is useful to investors as management uses this measure to assess financial performance.

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure changes. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior period are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$698	$849	$259	$1,806
Net earned premiums	661	763	250	1,674
Net investment income	155	190	15	360
Core income	169	139	6	314

Other performance metrics:
Loss and loss adjustment expense ratio	59.3%	66.9%	64.8%	63.6%
Expense ratio	32.8	33.8	37.1	33.8
Dividend ratio	0.2	0.6		0.4
Combined ratio	92.3%	101.3%	101.9%	97.8%

Rate	3%	2%	5%	3%
Renewal premium change	4	3	1	3
Retention	89	85	71	83
New business	$86	$164	$80	$330

Three Months Ended March 31, 2018

Net written premiums	$686	$832	$295	$1,813
Net earned premiums	672	743	236	1,651
Net investment income	122	149	14	285
Core income	171	133	23	327

Other performance metrics:
Loss and loss adjustment expense ratio	56.3%	63.0%	60.4%	59.9%
Expense ratio	31.0	33.5	36.2	32.8
Dividend ratio	0.2	0.6		0.4
Combined ratio	87.5%	97.1%	96.6%	93.1%

Rate	2%	1%	3%	2%
Renewal premium change	4	5	8	5
Retention	85	85	83	85
New business	$80	$182	$93	$355

Total net written premiums decreased $7 million for the three months ended March 31, 2019 as compared with the 2018 period. Net written premiums for International decreased $36 million for the three months ended March 31, 2019 as compared with the 2018 period. Excluding the effects of foreign currency exchange rates, net written premiums decreased $23 million, or 8%, for the three months ended March 31, 2019 as compared with the 2018 period driven by the strategic exit from certain Hardy business classes in the fourth quarter of 2018 and a higher level of ceded reinsurance. Net written premiums for Commercial increased $17 million for the three months ended March 31, 2019 as compared with the 2018 period driven by positive renewal premium change partially offset by a higher level of ceded reinsurance and lower new business. Net written premiums for Specialty increased $12 million for the three months ended March 31, 2019 as compared with the same period in 2018 driven by strong retention, higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters for International for the three months ended March 31, 2019 as compared with the 2018 period. The increase in net earned premiums was consistent with the trend in net written premiums for Commercial for the three months ended March 31, 2019 as compared with the 2018 period. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters for Specialty.

Core income decreased $13 million for the three months ended March 31, 2019 as compared with the 2018 period primarily due to lower underwriting income, partially offset by higher net investment income driven by higher limited partnership and common stock returns.

Net catastrophe losses were $58 million for the three months ended March 31, 2019 as compared with $34 million in the 2018 period. For the three months ended March 31, 2019 and 2018, Specialty had net catastrophe losses of $12 million and $3 million, Commercial had net catastrophe losses of $40 million and $29 million and International had net catastrophe losses of $6 million and $2 million.

Favorable net prior year loss reserve development of $14 million and $39 million was recorded for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, Specialty recorded favorable net prior year loss reserve development of $20 million and $30 million, Commercial recorded favorable net prior year loss reserve development of $8 million and $9 million and International recorded unfavorable net prior year loss reserve development of $14 million and $0 million. Further information on net prior year development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 4.8 points for the three months ended March 31, 2019 as compared with the same period in 2018. The loss ratio increased 3.0 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. The expense ratio increased 1.8 points for the three months ended March 31, 2019 as compared with the same period in 2018 driven by higher acquisition expenses and lower net earned premiums.

Commercial’s combined ratio increased 4.2 points for the three months ended March 31, 2019 as compared to the 2018 period. The loss ratio increased 3.9 points driven by the current accident year. The expense ratio for the three months ended March 31, 2019 increased 0.3 points as compared with the 2018 period.

International’s combined ratio increased 5.3 points for the three months ended March 31, 2019 as compared with the 2018 period. The loss ratio increased 4.4 points, primarily due to unfavorable net prior year loss reserve development. The expense ratio increased 0.9 points for the three months ended March 31, 2019 as compared with the 2018 period driven by higher acquisition costs.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31	2019	2018
(In millions)

Net earned premiums	$130	$134
Net investment income	211	205
Core income (loss)	4	(46)

Core income was $4 million for the three months ended March 31, 2019, an increase of $50 million as compared with the 2018 period. The 2018 period included adverse net prior year reserve development for A&EP under the loss portfolio transfer, as further discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Persistency within the long term care business for the three months ended March 31, 2019 benefited from a high proportion of policyholders choosing to lapse coverage or reduce benefits in lieu of premium rate increases. Morbidity continues to trend in line with expectations.

Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the CNA segment for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31	2019	2018
(In millions)

Core income (loss):
Property & Casualty Operations	$314	$327
Other Insurance Operations	4	(46)
Total core income	318	281
Investment gains (after tax)	23	8
Consolidating adjustments including purchase accounting and noncontrolling interests	(36)	(28)
Net income attributable to Loews Corporation	$305	$261

Diamond Offshore

Overview

Brent crude oil closed in the high $60-per-barrel level at the end of the first quarter of 2019, averaging mid-$60 per barrel for the quarter. Demand and offshore utilization continued to increase during the first quarter of 2019, with industry-wide floater utilization averaging near 65% at the end of March 2019, based on analyst reports. However, dayrates remain low compared to previous periods, as the increase in oil prices from earlier lows has not resulted in significantly higher dayrates. Industry analysts indicate that, historically, utilization rates must increase to the 80%-range before pricing power shifts to the drilling contractor from the customer. There is some optimism within the industry, and among analysts, that offshore contract drilling activity will increase over the next two years, as additional capital investments in offshore projects are made and cost efficiencies are achieved.

During 2018 and continuing into 2019, there has been an increase in contract tenders for 2020 and 2021 floater project commencements, primarily for work in the North Sea and Australia markets. Industry analysts also predict that there will be additional opportunities in the West Africa market in the near term. Presently, many of these tenders have been limited to single-well jobs, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.

From a supply perspective, industry analysts have reported that despite a decrease in the global supply of floater rigs over the past four years, the offshore contract drilling market remains oversupplied. Rig attrition has slowed in 2019, with only three floaters having been retired during 2019 as of the date of this Report. Industry reports indicate that approximately 40 newbuild floaters remain on order with deliveries currently scheduled between 2019 and 2022, most of which have not yet been contracted for future work, and more than 50 projected contracted floater rollovers are estimated to occur during the remainder of 2019. In addition, several rig reactivations were announced during 2018 and in early 2019, including the recent and ongoing reactivations of Diamond Offshore’s Ocean Endeavor and Ocean Onyx, respectively. These factors provide for a continued, challenging offshore drilling market in the near term.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $1.8 billion and $2.0 billion as of April 1, 2019 (based on information available at that time) and January 1, 2019 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2018). The contract drilling backlog by year as of April 1, 2019 is $0.7 billion in 2019 (for the nine-month period beginning April 1, 2019), $0.8 billion in 2020 and an aggregate of $0.3 billion in 2021 and 2022. Contract drilling backlog as of April 1, 2019 excludes future gross margin commitments of $30 million for 2019, $30 million for 2020 and an aggregate $75 million in 2021 through 2023, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the three respective periods, pursuant to terms of an existing contract.

Diamond Offshore’s contract drilling backlog includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods stated above due to various factors affecting utilization such as weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate its contracts, which could adversely affect its reported backlog.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2019 and 2018 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2019	2018
(In millions)

Revenues:
Net investment income	$2	$2
Contract drilling revenues	227	288
Other revenues	7	9
Total	236	299
Expenses:
Contract drilling expenses	167	185
Other operating expenses	116	111
Interest	30	28
Total	313	324
Loss before income tax	(77)	(25)
Income tax benefit	6	44
Amounts attributable to noncontrolling interests	34	(9)
Net income (loss) attributable to Loews Corporation	$(37)	$10

Contract drilling revenue decreased $61 million for the three months ended March 31, 2019 as compared with the 2018 period, primarily due to lower average daily revenue earned, the effect of fewer revenue earning days and the absence of insurance proceeds recognized during the first quarter of 2018 related to contract terminations for two rigs in a prior year. Contract drilling expense decreased $18 million for the three months ended March 31, 2019 as compared with the 2018 period, reflecting reduced costs for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the first quarter of 2018. In addition, contract drilling expense reflects favorable reductions in labor and related rig operating costs, partially offset by an increase in costs for repairs and maintenance and other rig operating costs.

Net income attributable to Loews Corporation decreased $47 million for the three months ended March 31, 2019 as compared with the 2018 period, reflecting lower margins from contract drilling services, primarily due to lower contract drilling revenues and a lower tax benefit recognized due to an uncertain tax position reversal in the prior year period. Results were also impacted by higher depreciation expense primarily due to capital expenditures made in the latter part of 2018 and the completion of software implementation projects.

Boardwalk Pipeline

Firm Agreements

A substantial portion of Boardwalk Pipeline’s transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended March 31, 2019, approximately 87% of Boardwalk Pipeline’s revenues, excluding retained fuel, were derived from fixed fees under firm agreements. Boardwalk Pipeline expects to earn revenues of approximately $9.8 billion from fixed fees under committed firm agreements in place as of March 31, 2019, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $700 million from the comparable amount at December 31, 2018, from contracts entered into during the first quarter of 2019. For Boardwalk Pipeline’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (“FERC”) regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues from fixed fees under committed firm agreements may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipeline has recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to March 31, 2019.

Contract renewals

Each year a portion of Boardwalk Pipeline’s firm transportation and storage agreements expire. Demand for firm service is primarily based on market conditions which can vary across Boardwalk Pipeline’s pipeline systems. The amount of change in firm reservation fees under contract reflects the overall market trends, including the impact from Boardwalk Pipeline’s growth projects. Boardwalk Pipeline focuses its marketing efforts on enhancing the value of the capacity that is up for renewal and works with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of Boardwalk Pipeline’s available capacity to be lower than its long-term view of the capacity, Boardwalk Pipeline may seek to shorten contract terms until market perception improves.

FERC Matters

In 2018, the FERC issued an order which required all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on Treatment of Income Taxes on each individual pipeline’s cost-of-service. Texas Gas Transmission, LLC (“Texas Gas”) filed its informational filing on October 11, 2018, and Gulf South Pipeline Company, LP (“Gulf South”) and Gulf Crossing Pipeline Company LLC (“Gulf Crossing”) made their filings on December 6, 2018, which included an income tax component in each of the pipelines’ cost-of-service. Customers were provided an opportunity to protest or comment on each pipeline’s informational filing. This procedure could lead to challenges to a pipeline’s currently effective maximum applicable rates pursuant to Section 5 of the Natural Gas Act of 1938. As of April 26, 2019, all of Boardwalk Pipeline’s informational filings have been dismissed by the FERC.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2019 and 2018 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2019	2018
(In millions)

Revenues:
Other revenue, primarily operating	$346	$337
Total	346	337
Expenses:
Operating	195	198
Interest	45	44
Total	240	242
Income before income tax	106	95
Income tax expense	(27)	(12)
Amounts attributable to noncontrolling interests		(47)
Net income attributable to Loews Corporation	$79	$36

Total revenues increased $9 million for the three months ended March 31, 2019 as compared with the 2018 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $12 million, primarily driven by Boardwalk Pipeline’s recently completed growth projects, partially offset by contract restructuring and contract expirations that were recontracted at overall lower average rates. In addition, storage and parking and lending revenues decreased due to unfavorable market conditions.

Operating expenses decreased $3 million for the three months ended March 31, 2019 as compared with the 2018 period. Excluding items offset in operating revenues, operating expenses were consistent with the prior year period primarily due to the timing of maintenance activities and a favorable property tax settlement, offset by higher depreciation expense from an increased asset base from recently completed growth projects and increased employee-related costs.

Net income attributable to Loews Corporation increased $43 million for the three months ended March 31, 2019 as compared with the 2018 period due to the changes discussed above and the impact of the Company now owning 100% of Boardwalk Pipeline.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2019 and 2018 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2019	2018
(In millions)

Revenues:
Operating revenue	$151	$153
Revenues related to reimbursable expenses	29	30
Total	180	183
Expenses:
Operating	133	131
Reimbursable expenses	29	30
Depreciation	16	17
Equity income from joint ventures	(22)	(22)
Interest	5	7
Total	161	163
Income before income tax	19	20
Income tax expense	(6)	(7)
Net income attributable to Loews Corporation	$13	$13

Operating revenues decreased $2 million for the three months ended March 31, 2019 as compared with the 2018 period primarily due to hotel renovations.

Operating expenses increased $2 million for the three months ended March 31, 2019 as compared with the 2018 period primarily due to an impairment charge of $3 million related to an owned property expected to be sold in the second quarter of 2019.

Interest expense decreased $2 million due to the timing of debt repayments and issuances together with changes in effective interest rates as compared with the 2018 period.

Equity income from joint ventures in the first three months of 2019 includes $2 million of pre-opening expenses for properties under development which was offset by the improved performance of several properties.

Net income for the three months ended March 31, 2019 is consistent with the comparable 2018 period due to the changes discussed above.

Corporate

Corporate operations consist primarily of investment income at the Parent Company, operating results of Consolidated Container, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2019 and 2018 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2019	2018
(In millions)

Revenues:
Net investment income	$84	$14
Other revenues	216	213
Total	300	227
Expenses:
Operating	231	232
Interest	27	27
Total	258	259
Income (loss) before income tax	42	(32)
Income tax (expense) benefit	(8)	5
Net income (loss) attributable to Loews Corporation	$34	$(27)

Net investment income increased $70 million for the three months ended March 31, 2019 as compared with the 2018 period primarily due to improved performance of equity based investments in the trading portfolio, partially offset by decreased returns from limited partnership investments as a result of lower invested balances.

Other revenues for the three months ended March 31, 2019 were consistent with the 2018 period. Operating and other expenses for the three months ended March 31, 2019 were consistent with the 2018 period, primarily due to lower corporate overhead costs, partially offset by Consolidated Container’s higher operating and overhead expenses.

Net results increased $61 million for the three months ended March 31, 2019 as compared with the 2018 period primarily due to the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.4 billion at March 31, 2019 as compared to $3.1 billion at December 31, 2018. During the three months ended March 31, 2019, we received $596 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $317 million to fund treasury stock purchases and $19 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

As of April 19, 2019, there were 304,887,983 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the three months ended March 31, 2019, we purchased 6.8 million shares of Loews common stock. As of April 26, 2019, we had purchased an additional 1.0 million shares of Loews common stock in 2019 at an aggregate cost of $47 million.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $287 million for the three months ended March 31, 2019 as compared with $218 million for the 2018 period. The increase in cash provided by operating activities was driven by a higher level of distributions on limited partnerships. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs.

CNA declared and paid dividends of $2.35 per share on its common stock, including a special dividend of $2.00 per share, in the first quarter of 2019. On April 26, 2019, CNA’s Board of Directors declared a quarterly dividend of $0.35 per share on its common stock, payable May 30, 2019 to shareholders of record on May 13, 2019. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2019, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department’s prior approval is approximately $1.4 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $356 million during the nine months ended December 31, 2018 and $680 million during the three months ended March 31, 2019. As of March 31, 2019, CCC is able to pay approximately $347 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective automatic shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time.

Diamond Offshore’s cash provided by operating activities for the three months ended March 31, 2019 decreased $81 million compared to the 2018 period, due to lower cash collected from the performance of contract drilling services, partially offset by a net decrease in cash expenditures for contract drilling services and other working capital requirements and lower income tax payments, net of refunds.

Diamond Offshore expects capital expenditures in 2019 to be approximately $340 million to $360 million. Projects for 2019 include approximately $110 million in capitalized costs associated with the reactivation and upgrade of the Ocean Onyx, approximately $20 million associated with the reactivation of the Ocean Endeavor and other capital expenditures under its capital maintenance and replacement programs, including equipment upgrades for the Ocean BlackHawk, Ocean BlackHornet and Ocean Courage. At March 31, 2019, Diamond Offshore has no significant purchase obligations, except for those related to its direct rig operations, which arise during the normal course of business.

As of April 25, 2019, Diamond Offshore had $1.2 billion available under its credit agreements.

Diamond Offshore will make periodic assessments of its capital spending programs based on industry conditions and will make adjustments if it determines they are required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore has an effective automatic shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current credit ratings, current market conditions and other factors beyond its control.

Boardwalk Pipeline’s cash provided by operating activities increased $15 million for the three months ended March 31, 2019 compared to the 2018 period primarily due to the change in net income.

For the three months ended March 31, 2019 and 2018, Boardwalk Pipeline’s capital expenditures were $74 million and $111 million, consisting of a combination of growth and maintenance capital.

As of March 31, 2019, Boardwalk Pipeline had $525 million of outstanding borrowings under its credit facility. Boardwalk Pipeline anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations for 2019. Boardwalk Pipeline may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions or for general corporate purposes.

Boardwalk Pipeline paid distributions of $26 million for the three months ended March 31, 2019 and 2018. The Company received distributions of $26 million and $13 million for the three months ended March 31, 2019 and 2018. The distributions received in 2019 reflects the Company owning 100% of Boardwalk Pipeline as compared to 51% in the 2018 period.

Loews Hotels entered into an agreement to sell an owned hotel for approximately $127 million. The sale is expected to close in the second quarter of 2019.

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

Three Months Ended March 31	2019	2018
(In millions)

Fixed income securities:
Taxable fixed income securities	$383	$350
Tax-exempt fixed income securities	82	105
Total fixed income securities	465	455
Limited partnership and common stock investments	96	31
Other, net of investment expense	10	4
Pretax net investment income	$571	$490

Fixed income securities after tax and noncontrolling interests	$340	$337

Net investment income after tax and noncontrolling interests	$415	$362

Effective income yield for the fixed income securities portfolio, before tax	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.9%
Limited partnership and common stock return	4.5%	1.3%

Net investment income after tax and noncontrolling interests increased $53 million for the three months ended March 31, 2019 as compared with the 2018 period. The increase was driven by limited partnership and common stock returns.

Net Investment Gains (Losses)

The components of CNA’s net investment gains (losses) are presented in the following table:

Three Months Ended March 31	2019	2018
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds		$19
States, municipalities and political subdivisions	$8	20
Asset-backed	(14)	(21)
Total fixed maturity securities	(6)	18
Non-redeemable preferred stock	42	(15)
Short term and other	(5)	6
Total investment gains	31	9
Income tax expense	(8)	(1)
Amounts attributable to noncontrolling interests	(2)	(1)
Net investment gains attributable to Loews Corporation	$21	$7

Net investment gains after tax and noncontrolling interests increased $14 million for the three months ended March 31, 2019 as compared with the 2018 period. The increase was driven by the favorable change in fair value of non-redeemable preferred stock, partially offset by lower net investment gains on sales of securities. Further information on CNA’s investment gains and losses, including OTTI losses, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2019		December 31, 2018
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,378	$32	$4,334	$(24)
AAA	2,973	295	3,027	245
AA	6,538	641	6,510	512
A	8,888	765	8,768	527
BBB	14,892	836	14,205	274
Non-investment grade	2,884	44	2,702	(73)

Total	$40,553	$2,613	$39,546	$1,461

As of March 31, 2019 and December 31, 2018, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.2 billion and $1.3 billion of pre-refunded municipal bonds as of March 31, 2019 and December 31, 2018.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
March 31, 2019	Fair Value	Losses

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,562	$19
AAA	119	2
AA	192	3
A	910	17
BBB	2,204	54
Non-investment grade	1,103	45

Total	$6,090	$140

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
March 31, 2019	Fair Value	Losses

(In millions)

Due in one year or less	$96	$1
Due after one year through five years	926	19
Due after five years through ten years	4,411	95
Due after ten years	657	25

Total	$6,090	$140

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

	March 31, 2019		December 31, 2018
		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(Years)	Fair Value	(Years)

(In millions of dollars)

Investments supporting Other Insurance Operations	$16,968	8.7	$16,212	8.4
Other investments	25,726	4.2	25,428	4.4

Total	$42,694	6.0	$41,640	6.0

The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	March 31,	December 31,
	2019	2018

(In millions)

Short term investments:
Commercial paper	$1,069	$705
U.S. Treasury securities	212	185
Other	193	396

Total short term investments	$1,474	$1,286

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part II, Item 1A, Risk Factors of this Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2019. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 9 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of certain risk factors facing the company. The information presented below describes a restatement of one such risk factor and should be read in conjunction with the Risk Factors included under Item 1A of our Annual Report on Form10-K for the year ended December 31, 2018.

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

In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate Diamond Offshore for the loss of the contract. In some cases, Diamond Offshore’s drilling contracts may permit the customer to terminate the contract without cause, upon little or no notice or without making an early termination payment to it. During depressed market conditions, such as those currently in effect, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where Diamond Offshore believes it is in compliance with the contracts. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond Diamond Offshore’s control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers may seek to renegotiate the terms of Diamond Offshore’s existing drilling contracts, terminate their contracts without justification or repudiate or otherwise fail to perform their obligations under the contracts. As a result of such contract renegotiations or terminations, Diamond Offshore’s contract backlog may be adversely impacted, it might not recover any compensation (or any recovery it obtains may not fully compensate it for the loss of the contract) and it may be required to idle one or more rigs for an extended period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

    (c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2019 -
January 31, 2019	866,826	$46.44	N/A	N/A
February 1, 2019 -
February 28, 2019	3,411,625	47.10	N/A	N/A
March 1, 2019 -
March 31, 2019	2,550,816	47.64	N/A	N/A

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.01*+

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.02*+

Form of Directors Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan	10.03*+

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS *

XBRL Taxonomy Extension Schema	101.SCH *

XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

XBRL Taxonomy Extension Definition Linkbase	101.DEF *

XBRL Taxonomy Label Linkbase	101.LAB *

XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

*Filed herewith.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: April 29, 2019	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)