Form 10-Q
period 2019-06-30
LOEWS CORP
filed 2019-08-05
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F
ORM
10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
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
(
212
)
521-2000
(Registrant’s telephone number, including area code)
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock , par value $0.01 per share	L	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No _____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes X	No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer ____	Non-accelerated filer ____	Smaller reporting company ____

Emerging growth company ____
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ______	No X

As of July 26,
2019
, there were
302,380,038
 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
(Dollar amounts in millions, except per share data)

Assets:
Investments:
Fixed maturities, amortized cost of $38,045 and $ 38,234	$41,663	$39,699
Equity securities, cost of $ 1,385 and $ 1,479	1,367	1,293
Limited partnership investments	2,036	2,424
Other invested assets, primarily mortgage loans	985	901
Short term investments	4,689	3,869
Total investments	50,740	48,186
Cash	440	405
Receivables	8,144	7,960
Property, plant and equipment	15,513	15,511
Goodwill	768	665
Deferred non-insurance warranty acquisition expenses	2,678	2,513
Deferred acquisition costs of insurance subsidiaries	681	633
Other assets	3,313	2,443
Total assets	$82,277	$78,316

Liabilities and Equity:
Insurance reserves:
Claim and claim adjustment expense	$21,729	$21,984
Future policy benefits	11,537	10,597
Unearned premiums	4,648	4,183
Total insurance reserves	37,914	36,764
Payable to brokers	576	42
Short term debt	87	17
Long term debt	11,456	11,359
Deferred income taxes	1,227	841
Deferred non-insurance warranty revenue	3,595	3,402
Other liabilities	5,028	4,505
Total liabilities	59,883	56,930

Commitments and contingent liabilities

Preferred stock, $ 0.10 par value:
Authorized – 100,000,000 shares
Common stock, $ 0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 312,528,502 and 312,169,189 shares	3	3
Additional paid-in capital	3,612	3,627
Retained earnings	16,374	15,773
Accumulated other comprehensive income (loss)	3	(880)
	19,992	18,523
Less treasury stock, at cost ( 9,930,431 and 100,000 shares)	(478)	(5)
Total shareholders’ equity	19,514	18,518
Noncontrolling interests	2,880	2,868
Total equity	22,394	21,386
Total liabilities and equity	$82,277	$78,316

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions, except per share data)
Revenues:
Insurance premiums	$1,824	$1,815	$3,627	$3,600
Net investment income	551	551	1,208	1,057
Investment gains (losses):
Other-than-temporary impairment losses	(6)		(20)	(6)
Other net investment gains (losses)	8	(3)	53	12

Total investment gains (losses)	2	(3)	33	6
Non-insurance warranty revenue	285	248	566	486
Operating revenues and other	961	979	1,946	2,022
Total	3,623	3,590	7,380	7,171

Expenses:
Insurance claims and policyholders’ benefits	1,352	1,327	2,709	2,666
Amortization of deferred acquisition costs	338	359	680	655
Non-insurance warranty expense	263	225	523	441
Operating expenses and other	1,231	1,229	2,380	2,413
Interest	164	143	305	284
Total	3,348	3,283	6,597	6,459
Income before income tax	275	307	783	712
Income tax expense	(50)	(59)	(162)	(84)
Net income	225	248	621	628
Amounts attributable to noncontrolling interests	24	(18)	22	(105)
Net income attributable to Loews Corporation	$249	$230	$643	$523

Basic net income per share	$0.82	$0.72	$2.10	$1.62

Diluted net income per share	$0.82	$0.72	$2.09	$1.61

Weighted average shares outstanding:
Shares of common stock	303.84	318.87	306.82	323.30
Dilutive potential shares of common stock	0.70	0.91	0.62	0.93
Total weighted average shares outstanding assuming dilution	304.54	319.78	307.44	324.23

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In millions)

Net income	$225	$248	$621	$628

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments		(1)	4	(10)
Net other unrealized gains (losses) on investments	436	(159)	962	(588)
Total unrealized gains (losses) on investments	436	(160)	966	(598)
Unrealized gains (losses) on cash flow hedges	(6)	4	(12)	14
Pension liability	7	9	15	19
Foreign currency translation	3	(52)	20	(41)

Other comprehensive income (loss)	440	(199)	989	(606)

Comprehensive income	665	49	1,610	22

Amounts attributable to noncontrolling interests	(23)	2	(84)	(41)

Total comprehensive income (loss) attributable to Loews Corporation	$642	$51	$1,526	$(19)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, April 1, 2018	$23,848	$3	$3,142	$16,321	$(417)	$(517)	$5,316
Net income	248			230			18
Other comprehensive loss	(199)				(179)		(20)
Dividends paid ($0.0625 per share)	(42)			(20)			(22)
Purchase of Boardwalk Pipeline common units	(1,715)		661		(29)		(2,347)
Purchases of Loews treasury stock	(291)					(291)
Stock-based compensation	8		8
Other	1		(2)	1			2
Balance, June 30, 2018	$21,858	$3	$3,809	$16,532	$(625)	$(808)	$2,947

Balance, April 1, 2019	$21,902	$3	$3,607	$16,144	$(390)	$(327)	$2,865
Net income	225			249			(24)
Other comprehensive income	440				393		47
Dividends paid ($0.0625 per share)	(29)			(19)			(10)
Purchases of Loews treasury stock	(151)					(151)
Purchases of subsidiary stock from noncontrolling interests	(2)						(2)
Stock-based compensation	7		6				1
Other	2		(1)				3
Balance, June 30, 2019	$22,394	$3	$3,612	$16,374	$3	$(478)	$2,880

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)
Balance, January 1, 2018, as reported	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards	(91)			(43)	(28)		(20)
Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	628			523			105
Other comprehensive loss	(606)				(542)		(64)
Dividends paid ($0.125 per share)	(140)			(40)			(100)
Purchase of Boardwalk Pipeline common units	(1,715)		661		(29)		(2,347)
Purchases of Loews treasury stock	(788)					(788)
Stock-based compensation	8		1				7
Other	(4)		(4)	(4)			4
Balance, June 30, 2018	$21,858	$3	$3,809	$16,532	$(625)	$(808)	$2,947
Balance, January 1, 2019	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	621			643			(22)
Other comprehensive income	989				883		106
Dividends paid ($0.125 per share)	(116)			(38)			(78)
Purchases of Loews treasury stock	(473)					(473)
Purchases of subsidiary stock from noncontrolling interests	(16)						(16)
Stock-based compensation	8		(13)				21
Other	(5)		(2)	(4)			1
Balance, June 30, 2019	$22,394	$3	$3,612	$16,374	$3	$(478)	$2,880

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2019	2018
(In millions)
Operating Activities:

Net income	$621	$628
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	604	494
Changes in operating assets and liabilities, net:
Receivables	(79)	(507)
Deferred acquisition costs	(47)	(43)
Insurance reserves	203	563
Other assets	(296)	(151)
Other liabilities	73	(115)
Trading securities	(605)	1,282
Net cash flow provided by operating activities	474	2,151

Investing Activities:

Purchases of fixed maturities	(4,896)	(5,608)
Proceeds from sales of fixed maturities	3,858	4,781
Proceeds from maturities of fixed maturities	1,374	1,306
Purchases of limited partnership investments	(139)	(73)
Proceeds from sales of limited partnership investments	559	94
Purchases of property, plant and equipment	(505)	(480)
Acquisitions	(256)	(10)
Dispositions	136	2
Change in short term investments	6	(1,104)
Other, net	(93)	(145)
Net cash flow provided by investing activities	44	(1,237)

Financing Activities:

Dividends paid	(38)	(40)
Dividends paid to noncontrolling interests	(78)	(100)
Purchases of Loews treasury stock	(478)	(799)
Purchases of subsidiary stock from noncontrolling interests	(16)
Principal payments on debt	(1,394)	(605)
Issuance of debt	1,534	533
Other, net	(15)	83
Net cash flow used by financing activities	(485)	(928)

Effect of foreign exchange rate on cash	2	(5)

Net change in cash	35	(19)
Cash, beginning of period	405	472
Cash, end of period	$440	$453

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.  Basis of Presentation
Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Consolidated Container Company LLC (“Consolidated Container”), a 99% owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income attributable to Loews Corporation” as used herein means Net income attributable to Loews Corporation shareholders.
In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2019 and December 31, 2018 and results of operations, comprehensive income and changes in shareholders’ equity for the three and six months ended June
30
,
2019
and
2018
and cash flows for the six months ended June
30
,
2019
and
2018
. Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form
10-K
for the year ended December
31
,
2018
.
The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts for the three and six months ended June 30, 2019 and 2018 because the effect would have been antidilutive.
Accounting changes
– In February of 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Effective January 1, 2019, the updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. The Company adopted the updated accounting guidance using the modified retrospective method. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The Company utilized the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts contain a lease, the classification for any expired or existing leases or the initial direct costs for any existing leases. The Company has also elected to apply an exemption for short term leases whereby leases with initial lease terms of one year or less are not recorded on the balance sheet.
For leases where we are a lessee we have elected to account for lease and non-lease components as a single lease component, except subsea equipment leases. For leases where we are a lessor we have elected to combine the lease and non-lease components of our offshore drilling contracts, if certain conditions are met, and account for the combined component in accordance with the accounting treatment for the predominant component of the contract.
At adoption, the cumulative effect adjustment increased Other assets and Other liabilities by $642 million reflecting operating lease right of use assets, lease liabilities and the derecognition of deferred rent related primarily to lease agreements for office space and machinery and equipment. Subsequent to the adoption of ASU
2016-02,
Other assets and Other liabilities were adjusted to $3.1 billion and $5.1 billion as of January 1, 2019, as compared to $2.4 billion and $4.5 billion as of December 31, 2018. See Note 6 for additional information on leases.
Recently issued ASUs
– In June of
2016
, the FASB issued ASU
2016-
13,
“Financial Instruments – Credit Losses (Topic
326)
: Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December
15
,
2019
. The guidance will be applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. A prospective transition method is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The primary changes will be the use of the expected credit loss model for the mortgage loan portfolio, reinsurance and insurance receivables and other financing receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the ultimate net amount expected to be collected over the term of the asset. Under the allowance method for available-for-sale debt securities, the Company will record reversals of credit losses if the estimate of credit losses declines. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to update annually cash flow assumptions, including morbidity and persistency, and update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”).
This guidance is effective for interim and annual periods beginning after December 15, 2020; however, the FASB has proposed a one year deferral of the effective date. The guidance requires restatement of the prior periods presented and early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its consolidated financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in the discount rate is expected to increase volatility in the Company’s Shareholders’ equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. See Note 3 for further information on Shadow Adjustments. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of CNA’s business and related cash flows will be unchanged.

2.  Acquisitions and Divestiture
Consolidated Container
During the first six months of 2019, Consolidated Container paid approximately $
260
million to complete three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, including the acquisition on June 14, 2019 of Tri State Distribution, Inc., a retail pharmaceutical packaging solutions provider. Operating results for the three acquisitions from the acquisition dates through the end of the period are not significant. The preliminary allocation of the purchase prices for the three acquisitions resulted in the recognition of a pproximately $
102
 million of goodwill and approximately $
89
 million
of intangible assets, primarily related to customer relationships, and are subject to change within the respective measurement periods. The acquisitions were funded with approximately $
250
 million of debt
financing proceeds at Consolidated Container, as discussed in Note 7, and available cash.
Loews Hotels & Co
Loews Hotels & Co sold an owned hotel for approximately $127 million in May of 2019.
3.  Investments
Net investment income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Fixed maturity securities	$455	$444	$910	$890
Limited partnership investments	43	60	124	108
Short term investments	14	11	29	20
Equity securities	16	12	46	22
Income from trading portfolio (a)	29	23	110	20
Other	12	17	26	28
Total investment income	569	567	1,245	1,088
Investment expenses	(18)	(16)	(37)	(31)
Net investment income	$551	$551	$1,208	$1,057

(a)
Net unrealized gains (losses) related to changes in fair value on securities still held were $
8
and $(4) for the three months ended June 30, 2019 and 2018 and $
48
and $
(25
) for the six months ended June 30, 2019 and 2018.

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Fixed maturity securities	$(3)	$4	$(9)	$22
Equity securities	11	(10)	53	(25)
Derivative instruments	(6)	4	(11)	9
Short term investments and other		(1)
Investment gains (losses) (a)	$2	$(3)	$33	$6

(a)	Gross investment gains on
available-for-sale
securities were $
28
and $
37
for the three months ended June 30, 2019 and 2018 and $
64
and $
106
for the six months ended June 30, 2019 and 2018. Gross investment losses on available-for-sale
securities were $
31
and $
33
for the three months ended June 30, 2019 and 2018 and $
73
and $
84
f
or the six months ended June 30, 2019 and 2018.
During the three and six months ended June 30, 2019,
$
11
and $
53

of Net investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2019. During the three and six months ended June 30, 2018,
$
10
and $
25

of Net investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2018.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$6		$12	$5
Asset-backed			8	1
Net OTTI losses recognized in earnings	$6	$-	$20	$6

The amortized cost and fair values of fixed maturity securities are as follows:

June 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)

Fixed maturity securities:
Corporate and other bonds	$19,654	$1,880	$44	$21,490
States, municipalities and political subdivisions	9,196	1,507		10,703
Asset-backed:
Residential mortgage-backed	4,668	131	2	4,797	$(24)
Commercial mortgage-backed	2,032	93	4	2,121
Other asset-backed	1,865	40	7	1,898	(2)
Total asset-backed	8,565	264	13	8,816	(26)
U.S. Treasury and obligations of government-sponsored enterprises	118	5		123
Foreign government	480	17		497
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,023	3,673	57	41,639	(26)
Fixed maturities trading	22	2		24
Total fixed maturity securities	$38,045	$3,675	$57	$41,663	$(26)

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)

Fixed maturity securities:
Corporate and other bonds	$18,764	$791	$395	$19,160
States, municipalities and political subdivisions	9,681	1,076	9	10,748
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	$(20)
Commercial mortgage-backed	2,200	28	32	2,196
Other asset-backed	1,975	11	24	1,962
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government- sponsored enterprises	156	3		159
Foreign government	480	5	4	481
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,081	1,982	521	39,542	(20)
Fixed maturities trading	153	4		157
Total fixed maturities	$38,234	$1,986	$521	$39,699	$(20)

The net unrealized gains on
available-for-sale
investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of June 30, 2019 and December 31, 2018, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $
1.6
 billion and $964 million (after tax and noncontrolling interests).
The
available-for-sale
securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$776	$22	$498	$22	$1,274	$44
States, municipalities and political subdivisions	19		2		21
Asset-backed:
Residential mortgage-backed	163		134	2	297	2
Commercial mortgage-backed	58	2	69	2	127	4
Other asset-backed	386	5	77	2	463	7
Total asset-backed	607	7	280	6	887	13
U.S. Treasury and obligations of government-sponsored enterprises			4		4
Foreign government	3		11		14
Total fixed maturity securities	$1,405	$29	$795	$28	$2,200	$57

December 31, 2018

Fixed maturity securities:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21		19		40
Foreign government	114	2	124	2	238	4
Total fixed maturity securities	$12,689	$404	$2,614	$117	$15,303	$521

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2019 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2019.

The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2019 and 2018 for which a portion of an OTTI loss was recognized in OCI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Beginning balance of credit losses on fixed maturity securities	$17	$25	$18	$27
Reductions for securities sold during the period	(1)	(4)	(2)	(6)
Ending balance of credit losses on fixed maturity securities	$16	$21	$16	$21

Contractual Maturity
The following table presents
available-for-sale
fixed maturity securities by contractual maturity.

	June 30, 2019		December 31, 2018
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,018	$1,032	$1,350	$1,359
Due after one year through five years	8,097	8,476	7,979	8,139
Due after five years through ten years	16,403	17,297	16,859	16,870
Due after ten years	12,505	14,834	11,893	13,174
Total	$38,023	$41,639	$38,081	$39,542

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

	June 30, 2019			December 31, 2018
	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$540		$(9)	$500	$11

Without hedge designation:

Equity markets:
Options – purchased	303	$5		213	18
– written	95		(3)	239		$(17)
Futures – short
Commodity futures – long	11			32
Embedded derivative on funds withheld liability	172		(8)	172	4

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

June 30, 2019	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$152	$21,630	$338	$22,120
States, municipalities and political subdivisions		10,703		10,703
Asset-backed		8,623	193	8,816
Fixed maturities available-for-sale	152	40,956	531	41,639
Fixed maturities trading		20	4	24
Total fixed maturities	$152	$40,976	$535	$41,663

Equity securities	$715	$629	$23	$1,367
Short term and other	3,469	1,123		4,592
Payable to brokers	(114)	(9)		(123)

December 31, 2018

Fixed maturity securities:
Corporate bonds and other	$196	$19,392	$222	$19,810
States, municipalities and political subdivisions		10,748		10,748
Asset-backed		8,787	197	8,984
Fixed maturities available-for-sale	196	38,927	419	39,542
Fixed maturities trading		151	6	157
Total fixed maturities	$196	$39,078	$425	$39,699

Equity securities	$704	$570	$19	$1,293
Short term and other	2,647	1,111		3,758
Receivables		11		11
Payable to brokers	(23)			(23)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018:

											Unrealized
											Gains
											(Losses)
										Unrealized	Recognized in
		Net Realized								Gains	Other
		Investment Gains								(Losses)	Comprehensive
		(Losses) and Net Change								Recognized in	Income (Loss)
		in Unrealized Investment								Net Income	on Level 3
		Gains (Losses)								(Loss) on Level 3	Assets and
		Included in					Transfers	Transfers		Assets and	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Liabilities Held	Held at
2019	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	at June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$253		$12	$76		$(2)		$(1)	$338		$10
Asset-backed	184		4			(4)	$40	(31)	193		5
Fixed maturities available-for-sale	437	$-	16	76	$-	(6)	40	(32)	531	$-	15
Fixed maturities trading	5	(1)							4	(1)
Total fixed maturities	$442	$(1)	$16	$76	$-	$(6)	$40	$(32)	$535	$(1)	$15

Equity securities	$21			$2					$23

										Unrealized
										Gains
		Net Realized								(Losses)
		Investment Gains								Recognized in
		(Losses) and Net Change								Net Income
		in Unrealized Investment								(Loss) on Level
		Gains (Losses)								3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2018	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$100		$(1)	$2	$(5)	$(2)			$94
States, municipalities and political subdivisions	1								1
Asset-backed	279		(1)	41		(6)	$13	$(53)	273
Fixed maturities available-for-sale	380	$-	(2)	43	(5)	(8)	13	(53)	368	$-
Fixed maturities trading	7								7
Total fixed maturities	$387	$-	$(2)	$43	$(5)	$(8)	$13	$(53)	$375	$-

Equity securities	$20	$(1)			$(1)				$18	$(1)

											Unrealized
											Gains
											(Losses)
										Unrealized	Recognized in
		Net Realized								Gains (Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2019	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$222		$20	$132		$(4)		$(32)	$338		$17
Asset-backed	197		7	20		(8)	$45	(68)	193		8
Fixed maturities available-for-sale	419	$-	27	152	$-	(12)	45	(100)	531	$-	25
Fixed maturities trading	6	(2)							4	(2)
Total fixed maturities	$425	$(2)	$27	$152	$-	$(12)	$45	$(100)	$535	$(2)	$25

Equity securities	$19	$2		$2					$23	$3

										Unrealized
										Gains
		Net Realized								(Losses)
		Investment Gains								Recognized in
		(Losses) and Net Change								Net Income
		in Unrealized Investment								(Loss) on Level
		Gains (Losses)								3 Assets and
		Included in					Transfers	Transfers		Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at
2018	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$98	$(1)	$(1)	$2	$(5)	$(4)	$5		$94
States, municipalities and political subdivisions	1								1
Asset-backed	335	7	(6)	71	(72)	(12)	13	$(63)	273
Fixed maturities available-for-sale	434	6	(7)	73	(77)	(16)	18	(63)	368	$-
Fixed maturities trading	4	3							7	3
Total fixed maturities	$438	$9	$(7)	$73	$(77)	$(16)	$18	$(63)	$375	$3

Equity securities	$22	$(3)			$(1)				$18	$(3)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other
Life settlement contracts	Operating revenues and other

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
Fixed Maturity Securities
Level 1 securities include highly liquid and exchange traded bonds, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are primarily assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation, and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.
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

June 30, 2019	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$381	Discounted cash flow	Credit spread	1% – 5% (2%	)

December 31, 2018

Fixed maturity securities	$228	Discounted cash flow	Credit spread	1% – 12% ( 3%	)

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

	Carrying	Estimated Fair Value
June 30, 2019	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$916			$936	$936

Liabilities:
Short term debt	85		$8	76	84
Long term debt	11,443		10,909	555	11,464

December 31, 2018

Assets:
Other invested assets, primarily mortgage
loans	$839			$827	$827

Liabilities:
Short term debt	15		$14		14
Long term debt	11,345		10,111	653	10,764

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period
fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $
38
 million and $26 million for the three months ended June 30, 2019 and 2018 and $
96
 million and $60 million for the six months ended June 30, 2019 and 2018. Net catastrophe losses in 2019 and 2018 related primarily to U.S. weather-related events.
Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Six Months Ended June 30	2019	2018
(In millions)

Reserves, beginning of year:
Gross	$21,984	$22,004
Ceded	4,019	3,934
Net reserves, beginning of year	17,965	18,070

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,615	2,552
Increase (decrease) in provision for insured events of prior years	(36)	(112)
Amortization of discount	98	92
Total net incurred (a)	2,677	2,532

Net payments attributable to:
Current year events	(315)	(312)
Prior year events	(2,519)	(2,387)
Total net payments	(2,834)	(2,699)

Foreign currency translation adjustment and other	55	(70)

Net reserves, end of period	17,863	17,833
Ceded reserves, end of period	3,866	4,157
Gross reserves, end of period	$21,729	$21,990

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
Favorable net prior year development of $31 million and $59 million was recorded for CNA’s commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended June 30, 2019 and 2018 and $45 million and $98 million for the six months ended June 30, 2019 and 2018.
The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in CNA’s Property & Casualty Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Medical professional liability	$15	$3	$30	$23
Other professional liability and management liability	(7)	(34)	(19)	(68)
Surety	(15)	(15)	(40)	(30)
Commercial auto	(3)		(8)	(1)
General liability	13	26	(7)	18
Workers’ compensation	(7)	(6)	(5)	(12)
Other	(27)	(33)	4	(28)
Total pretax (favorable) unfavorable development	$(31)	$(59)	$(45)	$(98)

Three Months
2019
Unfavorable development in medical professional liability was primarily due to unfavorable outcomes on individual claims and higher than expected severity emergence in accident year 2017 in CNA’s dentists business.
Favorable development in surety was due to lower than expected frequency for accident years 2015 and 2016.
Unfavorable development in general liability was primarily due to higher than expected large loss experience in CNA’s excess and umbrella business in accident year 2017.
Favorable development in other was primarily due to continued lower than expected claim severity in property from catastrophes in accident year 2017.
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
Favorable development in other was driven by lower than expected claim severity in property from catastrophes in accident year 2017.

Six Months
2019
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident year 2013 in CNA’s allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity emergence in accident year 2017 in CNA’s dentists business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions.
Favorable development in surety was due to lower than expected frequency for accident years 2016 and prior.
Favorable development in general liability was primarily due to lower than expected frequency on latent construction defect claims across multiple accident years. This was partially offset by unfavorable development due to higher than expected large loss experience in CNA’s excess and umbrella business in accident year 2017.
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
Favorable development in other was driven by lower than expected claim severity in property from catastrophes in accident year 2017.
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

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT				$113
Provision for uncollectible third-party reinsurance on A&EP				(16)
Total additional amounts ceded under LPT	$-	$-	$-	97
Retroactive reinsurance benefit recognized	(14)	(15)	(36)	(72)
Pretax impact of deferred retroactive reinsurance	$(14)	$(15)	$(36)	$25

CNA intends to complete its annual A&EP reserve review in the fourth quarter of 2019 and maintain this timing for all future annual A&EP reserve reviews. CNA completed A&EP reserve reviews in both the first and fourth quarters of 2018. Based upon CNA’s 2018 first quarter A&EP reserve review, net unfavorable prior year development of $113 million was recognized before consideration of cessions to the LPT for the six months ended June 30, 2018. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos and environmental accounts and paid losses on assumed reinsurance exposures. Additionally, in 2018, CNA released a portion of its provision for uncollectible third party reinsurance.
As of June 30, 2019 and December 31, 2018, the cumulative amounts ceded under the LPT were $
3.1
 billion. The unrecognized deferred retroactive reinsurance benefit was $
338
 million and $374 million as of June 30, 2019 and December 31, 2018 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.
NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $
3.1
 billion and $2.7 billion as of June 30, 2019 and December 31, 2018. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of CNA’s A&EP claims.
6. Leases
The Company’s lease agreements primarily cover office facilities and machinery and equipment and expire at various dates. The Company’s leases are predominantly operating leases, which are included in Other assets and Other liabilities on the Consolidated Condensed Balance Sheet. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.
Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate. The Company’s operating lease right of use asset was $
623
 million and the Company’s operating lease liability was $
702
 million at June 30, 2019.
Operating lease cost was $
29
 million and $
59
 million, variable lease cost was $
4
million and $
8
million and short term lease cost was $
2
 million and $
4
 million for the three and six months ended June 30, 2019. Cash paid for amounts included in operating lease liabilities was $
30
million and $
59
 million for the three and six months ended June 30, 2019.

The table below presents the future minimum lease payments to be made under non-cancelable
operating leases as of December 31, 2018:

Year Ended December 31
(In millions)

2019	$75
2020	79
2021	79
2022	68
2023	57
Thereafter	344
Total	$702

The table below presents the maturities of lease liabilities:

Operating
As of June 30, 2019	Leases
(In millions)

2019 (a)	$53
2020	111
2021	108
2022	97
2023	86
Thereafter	421
Total	876
Less: discount	174
Total lease liabilities	$702

(a)	For the six-month period beginning July 1, 2019.

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of June 30, 2019

Weighted average remaining lease term	9.6	Years
Weighted average discount rate	4.7%

7. Debt
CNA Financial
In May of 2019, CNA completed a public offering of $500 million aggregate principal amount of its 3.9% senior notes due
May 1, 2029
 and used the net proceeds to redeem the entire $500 million outstanding aggregate principal balance of its 5.9% senior notes due
August 15, 2020
.
 The redemption of the $500 million senior notes resulted in a loss of $21 million ($15 million after tax and noncontrolling interests) and is included in Interest expense on the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2019.
Boardwalk Pipelines
In May of 2019, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 4.8% senior notes due
May 3, 2029
and plans to use the proceeds to retire the outstanding $350 million aggregate principal amount of its 5.8% senior notes due in
2019
at maturity. Initially, the proceeds were used to reduce outstanding borrowings under its revolving credit facility.

Consolidated Container
In June of 2019, Consolidated Container entered into a credit agreement providing for a $250 million term loan in conjunction with the acquisitions discussed in Note 2.
The term loan is a variable rate facility which bears interest at a floating rate equal to the
London Interbank Offered Rate (“LIBOR”) plus an applicable margin of
3.5
%
and matures on
June 14, 2026
.

8. Shareholders’ Equity
Accumulated other comprehensive income (loss)
The tables below present the changes in AOCI by component for the three and six months ended June 30, 2018 and 2019:

						Total
						Accumulated
	OTTI	Unrealized			Foreign	Other
	Gains	Gains (Losses)	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)

Balance, April 1, 2018	$18	$386	$10	$(753)	$(78)	$(417)
Other comprehensive income (loss) before reclassifications, after tax of $1, $45, $0, $0 and $0	(1)	(156)	4		(52)	(205)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $1, $0, $(2) and $0		(3)		9		6
Other comprehensive income (loss)	(1)	(159)	4	9	(52)	(199)
Amounts attributable to noncontrolling interests		17		(2)	5	20
Purchase of Boardwalk Pipelines common units			(1)	(28)		(29)
Balance, June 30, 2018	$17	$244	$13	$(774)	$(125)	$(625)

Balance, April 1, 2019	$18	$527	$(1)	$(786)	$(148)	$(390)
Other comprehensive income (loss) before reclassifications, after tax of $ (1) , $(114) , $ 2 , $ 0 and $ 0	(1)	434	(6)		3	430
Reclassification of losses from accumulated other comprehensive income, after tax of $ 0 , $ 0 , $ 0 , $(3) and $ 0	1	2		7		10
Other comprehensive income (loss)	—	436	(6)	7	3	440
Amounts attributable to noncontrolling interests		(46)		(1)		(47)
Balance, June 30, 2019	$18	$917	$(7)	$(780)	$(145)	$3

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item

OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Operating revenues and other and Operating expenses and other
Pension liability	Operating expenses and other

						Total
						Accumulated
	OTTI	Unrealized			Foreign	Other
	Gains	Gains (Losses)	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)

Balance, January 1, 2018, as reported	$22	$673	$-	$(633)	$(88)	$(26)
Cumulative effect adjustment from changes in accounting standards, after tax of $0, $8, $0, $0 and $0	4	98		(130)		(28)
Balance, January 1, 2018, as adjusted	26	771	-	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $3, $150, $(2), $0 and $0	(11)	(570)	12		(41)	(610)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $5, $0, $(5) and $0	1	(18)	2	19		4
Other comprehensive income (loss)	(10)	(588)	14	19	(41)	(606)
Amounts attributable to noncontrolling interests	1	61		(2)	4	64
Purchase of Boardwalk Pipelines common units			(1)	(28)		(29)
Balance, June 30, 2018	$17	$244	$13	$(774)	$(125)	$(625)
Balance, January 1, 2019	$14	$57	$5	$(793)	$(163)	$(880)
Other comprehensive income (loss) before reclassifications, after tax of $(2), $(254) , $ 4 , $ 0 and $ 0	3	955	(12)	(1)	20	965
Re classification of losses from accumulated other comprehensive incom e, after tax of $ 0 , $ (1) , $ 0 , $ (5) and $ 0	1	7		16		24
Other comprehensive income (loss)	4	962	(12)	15	20	989
Amounts attributable to noncontrolling interests		(102)		(2)	(2)	(106)
Balance, June 30, 2019	$18	$917	$(7)	$(780)	$(145)	$3

Treasury Stock
The Company repurchased
9.8
 million and
15.6
 million shares of Loews common stock at an aggregate cost of $
473
million and $
788
 million during the six months ended June 30, 2019 and 2018.
9. Revenue from Contracts with Customers
Disaggregation of revenues
–
Revenue from contracts with customers, other than insurance premiums, is reported as
Non-insurance
warranty revenue and within Operating revenues and other on the Consolidated Condensed Statements of Income. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 13:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In millions)

Non-insurance warranty services – CNA Financial	$285	$248	$566	$486
Contract drilling – Diamond Offshore	216	268	450	564
Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	321	281	660	612
Lodging and related services – Loews Hotels & Co	185	200	365	383
Rigid plastic packaging and recycled resin – Corporate	223	216	437	429
Total revenues from contracts with customers	945	965	1,912	1,988
Other revenues	16	14	34	34
Operating revenues and other	$961	$979	$1,946	$2,022

Receivables from contracts with customers
– As of June 30, 2019 and December 31, 2018, receivables from contracts with customers were approximately $
400
 million and $
434
 million and are included within Receivables on the Consolidated Condensed Balance Sheets.
Deferred revenue
– As of June 30, 2019 and December 31, 2018, deferred revenue resulting from contracts with customers was approximately $
3.7
 billion and $
3.5
 billion and is primarily related to Deferred
non-insurance
warranty revenue as reported on the Consolidated Condensed Balance Sheets. Approximately $
533
million and $
473
 million of revenues recognized during the six months ended June 30, 2019 and 2018 were included in deferred revenue as of December 31, 2018 and 2017.
Performance obligations
– As of June 30, 2019, approximately $13.1 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipelines and non-insurance
warranty services at CNA. Approximately $1.1 billion will be recognized during the remaining six months of 2019, $2.0 billion in 2020 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer. Therefore, the estimated operating revenues exclude contract drilling dayrate revenue at Diamond Offshore and interruptible service contract revenue at Boardwalk Pipelines.

10. Benefit Plans
The Company and its subsidiaries have several
non-contributory
defined benefit plans and postretirement benefit plans covering eligible employees and retirees.
The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In millions)

Service cost	$1	$2	$3	$4
Interest cost	30	28	59	55
Expected return on plan assets	(40)	(45)	(80)	(90)
Amortization of unrecognized net loss	12	10	23	21
Settlement charge	2	3	2	7
Net periodic (benefit) cost	$5	$(2)	$7	$(3)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In millions)

Interest cost			$1	$1
Expected return on plan assets	$(1)	$(1)	(2)	(2)
Amortization of unrecognized prior service benefit				(1)
Net periodic benefit	$(1)	$(1)	$(1)	$(2)

11. Legal Proceedings
On May 25, 2018, plaintiffs Tsemach Mishal and Paul Berger (on behalf of themselves and the purported class, “Plaintiffs”) initiated a purported class action in the Court of Chancery of the State of Delaware (the “Court”) against the following defendants: Boardwalk Pipelines, Boardwalk GP, LP (“General Partner”), Boardwalk GP, LLC and Boardwalk Pipelines Holding Corp. (“BPHC”) (together, “Defendants”), regarding the potential exercise by the General Partner of its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipelines not already owned by the General Partner or its affiliates.
On June
25,
2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Court (the “Proposed Settlement”). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the General Partner, elected to cause the General Partner to exercise its right to purchase the issued and outstanding common units of Boardwalk Pipelines pursuant to Boardwalk
Pipelines’
Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”), within a period specified by the Proposed Settlement. On June
29, 2018, the General Partner elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipelines not already owned by the General Partner or its affiliates pursuant to the Limited Partnership Agreement within the period specified by the Proposed Settlement. The transaction was completed on July 18, 2018.
On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding, among other things, naming the Company as a defendant. In July of 2019, the Court held a hearing on the motion to dismiss and has taken the issue under advisement.

The Company and its subsidiaries are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any such litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.
12. Commitments and Contingencies
CNA Guarantees
In the course of selling business entities and assets to third parties, CNA indemnified purchasers for certain losses, some of which are not limited by a contractual monetary amount. As of June 30, 2019, CNA had outstanding unlimited indemnifications that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of June 30, 2019, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.
13. Segments
The Company has
five
reportable segments comprised of
four
individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment, which includes operations of Consolidated Container. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of the Company’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018.
The following tables present the reportable segments of the Company and their contribution to the Consolidated Condensed Statements of Income. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Income by segment are presented in the following tables.
Three Months Ended June 30, 2019	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,824					$1,824
Net investment income	515	$2		$1	$33	551
Investment gains	2					2
Non-insurance warranty revenue	285					285
Operating revenues and other	4	222	$327	185	223	961
Total	2,630	224	327	186	256	3,623

Expenses:

Insurance claims and policyholders’ benefits	1,352					1,352
Amortization of deferred acquisition costs	338					338
Non-insurance warranty expense	263					263
Operating expenses and other	279	335	209	163	245	1,231
Interest	55	31	46	5	27	164
Total	2,287	366	255	168	272	3,348
Income (loss) before income tax	343	(142)	72	18	(16)	275
Income tax (expense) benefit	(64)	36	(19)	(6)	3	(50)
Net income (loss)	279	(106)	53	12	(13)	225
Amounts attributable to noncontrolling interests	(30)	54				24
Net income (loss) attributable to Loews Corporation	$249	$(52)	$53	$12	$(13)	$249

Three Months Ended June 30, 2018	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,815					$1,815
Net investment income	506	$2		$1	$42	551
Investment losses	(3)					(3)
Non-insurance warranty revenue	248					248
Operating revenues and other	8	269	$285	200	217	979
Total	2,574	271	285	201	259	3,590

Expenses:

Insurance claims and policyholders’ benefits	1,327					1,327
Amortization of deferred acquisition costs	359					359
Non-insurance warranty expense	225					225
Operating expenses and other	299	320	203	169	238	1,229
Interest	35	30	43	8	27	143
Total	2,245	350	246	177	265	3,283
Income (loss) before income tax	329	(79)	39	24	(6)	307
Income tax (expense) benefit	(60)	10	(2)	(7)		(59)
Net income (loss)	269	(69)	37	17	(6)	248
Amounts attributable to noncontrolling interests	(29)	32	(21)			(18)
Net income (loss) attributable to Loews Corporation	$240	$(37)	$16	$17	$(6)	$230

Six Months Ended June 30, 2019	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$3,627					$3,627
Net investment income	1,086	$4		$1	$117	1,208
Investment gains	33					33
Non-insurance warranty revenue	566					566
Operating revenues and other	13	456	$673	365	439	1,946
Total	5,325	460	673	366	556	7,380

Expenses:

Insurance claims and policyholders’ benefits	2,709					2,709
Amortization of deferred acquisition costs	680					680
Non-insurance warranty expense	523					523
Operating expenses and other	563	618	404	319	476	2,380
Interest	89	61	91	10	54	305
Total	4,564	679	495	329	530	6,597
Income (loss) before income tax	761	(219)	178	37	26	783
Income tax (expense) benefit	(141)	42	(46)	(12)	(5)	(162)
Net income (loss)	620	(177)	132	25	21	621
Amounts attributable to noncontrolling interests	(66)	88				22
Net income (loss) attributable to Loews Corporation	$554	$(89)	$132	$25	$21	$643

Six Months Ended June 30, 2018	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$3,600					$3,600
Net investment income	996	$4		$1	$56	1,057
Investment gains	6					6
Non-insurance warranty revenue	486					486
Operating revenues and other	21	566	$622	383	430	2,022
Total	5,109	570	622	384	486	7,171
Expenses:

Insurance claims and policyholders’ benefits	2,666					2,666
Amortization of deferred acquisition costs	655					655
Non-insurance warranty expense	441					441
Operating expenses and other	601	616	401	325	470	2,413
Interest	70	58	87	15	54	284
Total	4,433	674	488	340	524	6,459
Income (loss) before income tax	676	(104)	134	44	(38)	712
Income tax (expense) benefit	(115)	54	(14)	(14)	5	(84)
Net income (loss)	561	(50)	120	30	(33)	628
Amounts attributable to noncontrolling interests	(60)	23	(68)			(105)
Net income (loss) attributable to Loews Corporation	$501	$(27)	$52	$30	$(33)	$523

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, Risk Factors included in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2019 and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form
10-K
for the year ended December 31, 2018. This MD&A is comprised of the following sections:

OVERVIEW
We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The operations of Consolidated Container Company LLC (“Consolidated Container”) are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.
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

RESULTS OF OPERATIONS
Consolidated Financial Results
The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions, except per share data)

CNA Financial	$249	$240	$554	$501
Diamond Offshore	(52)	(37)	(89)	(27)
Boardwalk Pipelines	53	16	132	52
Loews Hotels & Co	12	17	25	30
Corporate	(13)	(6)	21	(33)
Net income attributable to Loews Corporation	$249	$230	$643	$523

Basic net income per share	$0.82	$0.72	$2.10	$1.62

Diluted net income per share	$0.82	$0.72	$2.09	$1.61

Net income attributable to Loews Corporation for the three months ended June 30, 2019 was $249 million, or $0.82 per share, compared to $230 million, or $0.72 per share in the comparable 2018 period. Net income attributable to Loews Corporation for the six months ended June 30, 2019 was $643 million, or $2.09 per share, compared to $523 million, or $1.61 per share in the comparable 2018 period.
Net income for the three months ended June 30, 2019 increased as compared with the prior year period due to higher earnings at CNA and Boardwalk Pipelines partially offset by lower results at Diamond Offshore and less Parent Company net investment income. Net income for the six months ended June 30, 2019 increased as compared with the prior year period due to higher earnings at CNA and Boardwalk Pipelines as well as higher Parent Company net investment income, partially offset by lower results at Diamond Offshore.

CNA Financial
The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Insurance premiums	$1,824	$1,815	$3,627	$3,600
Net investment income	515	506	1,086	996
Investment gains (losses)	2	(3)	33	6
Non-insurance warranty revenue	285	248	566	486
Other revenues	4	8	13	21
Total	2,630	2,574	5,325	5,109
Expenses:
Insurance claims and policyholders’ benefits	1,352	1,327	2,709	2,666
Amortization of deferred acquisition costs	338	359	680	655
Non-insurance warranty expense	263	225	523	441
Other operating expenses	279	299	563	601
Interest	55	35	89	70
Total	2,287	2,245	4,564	4,433
Income before income tax	343	329	761	676
Income tax expense	(64)	(60)	(141)	(115)
Net income	279	269	620	561
Amounts attributable to noncontrolling interests	(30)	(29)	(66)	(60)
Net income attributable to Loews Corporation	$249	$240	$554	$501

Three Months Ended June 30, 2019 Compared to 2018
Net income attributable to Loews Corporation increased $9 million for the three months ended June 30, 2019 as compared with the 2018 period. Net income increased due to favorable persistency in the long term care business and the absence of costs incurred in 2018 associated with the transition to a new IT infrastructure service provider. These increases were partially offset by lower favorable net prior year loss reserve development and a $15 million charge (after tax and noncontrolling interests) related to the early retirement of debt.
Six Months Ended June 30, 2019 Compared to 2018
Net income attributable to Loews Corporation increased $53 million for the six months ended June 30, 2019 as compared with the 2018 period. Net income increased due to higher net investment income driven by limited partnership and common stock returns and higher net investment gains, partially offset by lower underwriting income reflecting higher catastrophe losses and lower favorable net prior year loss reserve development, as well as the charge for the early retirement of debt as discussed above. In addition, there was adverse prior year reserve development recorded for the six months ended June 30, 2018 under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Earnings in 2019 also benefited from favorable persistency in the long term care business.
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

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$713	$912	$249	$1,874
Net earned premiums	688	763	243	1,694
Net investment income	134	154	15	303
Core income	161	120	17	298

Other performance metrics:
Loss and loss adjustment expense ratio	57.4%	66.5%	60.2%	61.9%
Expense ratio	33.1	32.6	37.3	33.4
Dividend ratio	0.2	0.6		0.4
Combined ratio	90.7%	99.7%	97.5%	95.7%

Rate	4%	3%	7%	4%
Renewal premium change	5	5	8	5
Retention	88	85	67	83
New business	$97	$186	$75	$358

Three Months Ended June 30, 2018

Net written premiums	$688	$810	$271	$1,769
Net earned premiums	683	753	248	1,684
Net investment income	130	157	15	302
Core income (loss)	183	143	(7)	319

Other performance metrics:
Loss and loss adjustment expense ratio	54.6%	62.4%	66.8%	59.9%
Expense ratio	32.0	33.5	37.9	33.5
Dividend ratio	0.2	0.7		0.4
Combined ratio	86.8%	96.6%	104.7%	93.8%

Rate	2%	1%	3%	1%
Renewal premium change	5	4	5	4
Retention	83	86	77	83
New business	$93	$157	$82	$332

Six Months Ended June 30, 2019	Specialty	Commercial	International	Total
(In millions, except %)

Net written premiums	$1,411	$1,761	$508	$3,680
Net earned premiums	1,349	1,526	493	3,368
Net investment income	289	344	30	663
Core income	330	259	23	612

Other performance metrics:
Loss and loss adjustment expense ratio	58.3%	66.7%	62.5%	62.7%
Expense ratio	33.0	33.2	37.2	33.7
Dividend ratio	0.2	0.6		0.4
Combined ratio	91.5%	100.5%	99.7%	96.8%

Rate	4%	2%	6%	3%
Renewal premium change	4	4	3	4
Retention	89	85	67	83
New business	$183	$350	$155	$688

Six Months Ended June 30, 2018

Net written premiums	$1,374	$1,642	$566	$3,582
Net earned premiums	1,355	1,496	484	3,335
Net investment income	252	306	29	587
Core income	354	276	16	646

Other performance metrics:
Loss and loss adjustment expense ratio	55.4%	62.7%	63.7%	59.9%
Expense ratio	31.6	33.4	37.1	33.2
Dividend ratio	0.2	0.7		0.4
Combined ratio	87.2%	96.8%	100.8%	93.5%

Rate	2%	1%	3%	2%
Renewal premium change	5	5	5	5
Retention	84	85	81	84
New business	$173	$339	$175	$687
Three Months Ended June 30, 2019 Compared to 2018
Total net written premiums increased $105 million for the three months ended June 30, 2019 as compared with the 2018 period. Net written premiums for Commercial increased $102 million for the three months ended June 30, 2019 as compared with the 2018 period driven by higher new business and favorable rate. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters for Commercial for the three months ended June 30, 2019. Net written premiums for Specialty increased $25 million for the three months ended June 30, 2019 as compared with the same period in 2018 driven by higher new business, strong retention and favorable rate. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters for Specialty for the three months ended June 30, 2019. Net written premiums for International decreased $22 million for the three months ended June 30, 2019 as compared with the 2018 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $11 million, or 4%, for the three months ended June 30, 2019 as compared with the 2018 period driven by the strategic exit from certain Hardy business classes in the fourth quarter of 2018. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters for International for the three months ended June 30, 2019.
Core income decreased $21 million for the three months ended June 30, 2019 as compared with the 2018 period primarily due to higher net catastrophe losses and lower favorable net prior year loss reserve development.

Net catastrophe losses were $38 million for the three months ended June 30, 2019 as compared with $26 million in the 2018 period. For the three months ended June 30, 2019 and 2018, Specialty had net catastrophe losses of $1 million and $3 million, Commercial had net catastrophe losses of $37 million and $19 million, and International had net catastrophe losses of less than $1 million and $4 million.
Favorable net prior year loss reserve development of $31 million and $59 million was recorded for the three months ended June 30, 2019 and 2018. For the three months ended June 30, 2019 and 2018, Specialty recorded favorable net prior year loss reserve development of $18 million and $44 million and Commercial recorded favorable net prior year loss reserve development of $12 million and $13 million. For the three months ended June 30, 2019 and 2018, International recorded favorable net prior year loss reserve development of $1 million and $2 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.
Specialty’s combined ratio increased 3.9 points for the three months ended June 30, 2019 as compared with the 2018 period. The loss ratio increased 2.8 points primarily due to lower favorable net prior year loss reserve development. The expense ratio increased 1.1 points for the three months ended June 30, 2019 as compared with the same period in 2018 driven by higher employee costs and acquisition expenses.
Commercial’s combined ratio increased 3.1 points for the three months ended June 30, 2019 as compared to the 2018 period. The loss ratio increased 4.1 points driven by higher net catastrophe losses and unfavorable retrospective premium development. The expense ratio for the three months ended June 30, 2019 improved 0.9 points as compared with the 2018 period driven by lower acquisition expenses.
International’s combined ratio improved 7.2 points for the three months ended June 30, 2019 as compared with the 2018 period. The loss ratio improved 6.6 points, primarily driven by a lower number of large property losses, mainly in Canada, and lower net catastrophe losses. The expense ratio improved 0.6 points for the three months ended June 30, 2019 as compared with the 2018 period driven by lower employee costs.
Six Months Ended June 30, 2019 Compared to 2018
Total net written premiums increased $98 million for the six months ended June 30, 2019 as compared with the 2018 period. Net written premiums for Commercial increased $119 million for the six months ended June 30, 2019 as compared with the 2018 period driven by higher new business partially offset by a higher level of ceded reinsurance. The increase in net earned premiums for Commercial for the six months ended June 30, 2019 was consistent with the trend in net written premiums in recent quarters. Net written premiums for Specialty increased $37 million for the six months ended June 30, 2019 as compared with the same period in 2018 driven by higher new business, strong retention and favorable rate. The decrease in net earned premiums for Specialty for the six months ended June 30, 2019 was consistent with the trend in net written premiums in recent quarters. Net written premiums for International decreased $58 million for the six months ended June 30, 2019 as compared with the 2018 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $34 million, or 6%, for the six months ended June 30, 2019 as compared with the 2018 period driven by the strategic exit from certain Hardy business classes in the fourth quarter of 2018. The increase in net earned premiums for International for the six months ended June 30, 2019 was consistent with the trend in net written premiums in recent quarters.
Core income decreased $34 million for the six months ended June 30, 2019 as compared with the 2018 period primarily due to unfavorable underwriting results, partially offset by higher net investment income driven by higher limited partnership and common stock returns.
Net catastrophe losses were $96 million for the six months ended June 30, 2019 as compared with $60 million in the 2018 period. For the six months ended June 30, 2019 and 2018, Specialty had net catastrophe losses of $13 million and $6 million, Commercial had net catastrophe losses of $77 million and $48 million and International had net catastrophe losses of $6 million in each year.
Favorable net prior year loss reserve development of $45 million and $98 million was recorded for the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, Specialty recorded favorable net prior year loss reserve development of $38 million and $74 million, Commercial recorded favorable net prior year loss reserve development of $20 million and $22 million and International recorded unfavorable net prior year loss reserve development of $13 million and favorable net prior year loss reserve development of $2 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 4.3 points for the six months ended June 30, 2019 as compared with the 2018 period. The loss ratio increased 2.9 points primarily due to lower favorable net prior year loss reserve development. The expense ratio increased 1.4 points for the six months ended June 30, 2019 as compared with the same period in 2018 driven by higher employee costs and acquisition expenses.
Commercial’s combined ratio increased 3.7 points for the six months ended June 30, 2019 as compared to the 2018 period. The loss ratio increased 4.0 points driven by the current accident year. The expense ratio for the six months ended June 30, 2019 improved 0.2 points as compared with the 2018 period.
International’s combined ratio improved 1.1 points for the six months ended June 30, 2019 as compared with the 2018 period. The loss ratio improved 1.2 points, driven by a lower number of large property losses mainly in Canada, partially offset by unfavorable net prior year loss reserve development in the current year period. The expense ratio was largely consistent for the six months ended June 30, 2019 as compared with the 2018 period.
Other Insurance Operations
The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Net earned premiums	$130	$131	$260	$265
Net investment income	212	204	423	409
Core loss	(4)	(49)	-	(95)
Three Months Ended June 30, 2019 Compared to 2018
Core loss was $4 million for the three months ended June 30, 2019, an improvement of $45 million as compared with the 2018 period. The 2018 period included non-recurring
costs of $23 million associated with the transition to a new IT infrastructure service provider. Persistency within the long term care business for the three months ended June 30, 2019 continues to benefit from a higher than expected number of policyholders choosing to lapse coverage or reduce benefits in lieu of premium rate increases. The favorable persistency trend in the prior year period was offset when a significant number of policies converted to a fully paid-up
status with modest future benefits following the termination of a large group account. The reserves associated with these converted policies were, on average, slightly higher than the previously recorded carried reserves, resulting in a negative financial impact for the three months ended June 30, 2018. Morbidity continues to trend in line with expectations.
Six Months Ended June 30, 2019 Compared to 2018
Core results improved $95 million for the six months ended June 30, 2019 as compared with the 2018 period. The drivers of core income for the six month period were generally consistent with the three month discussion above. In addition, the 2018 period included adverse net prior year reserve development for A&EP under the loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Non-GAAP
Reconciliation of Core Income (Loss) to Net Income
The following table reconciles core income (loss) to net income attributable to Loews Corporation for the CNA segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Core income (loss):
Property & Casualty Operations	$298	$319	$612	$646
Other Insurance Operations	(4)	(49)		(95)
Total core income	294	270	612	551
Investment gains (losses) (after tax)	1	(1)	24	7
Consolidating adjustments including purchase accounting and noncontrolling interests	(46)	(29)	(82)	(57)
Net income attributable to Loews Corporation	$249	$240	$554	$501

Diamond Offshore
Overview
During the second quarter of 2019, the average price for Brent crude oil was in the high
$60-per-barrel
level and overall floater demand and offshore utilization increased marginally, with industry-wide floater utilization averaging near 66% at the end of June 2019, based on industry analyst reports. Within the floater rig class, the ultra-deepwater floaters remain the most distressed asset class, with industry-wide utilization reported at 63% at the end of the second quarter of 2019. In general, dayrates remain low compared to previous periods, as the increase in oil prices from earlier lows has not resulted in significantly higher dayrates. Industry analysts indicate that, based on historical data, utilization rates have had to increase to the 80%-range before pricing power has shifted to the drilling contractor from the customer. Some analysts believe that the offshore contract drilling market will recover over the next two years as additional offshore projects are expected to be sanctioned to replace oil and gas reserves and to meet predicted growing energy demand. However, many of these are expected to be greenfield, or new oil and gas development projects for which drilling does not typically commence until the second, third or fourth year of development. Capital investments in offshore projects will also compete with onshore shale in the U.S.
During the first half of 2019, the number of contract tenders for 2020 and 2021 floater project commencements increased, primarily for work in the North Sea and Australia markets. Industry analysts also predict that there will be additional opportunities in the West Africa market in the near term. Presently, many of these tenders have been limited to single-well jobs, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.
From a supply perspective, industry analysts have reported that despite a decrease in the global supply of floater rigs over the past four years, the offshore contract drilling market remains oversupplied. Rig attrition has slowed, with only five floaters having been retired during 2019 as of the date of this report. However, recent mergers and acquisitions in the offshore drilling industry could result in additional rig retirements, as drillers assess and optimize their fleets. Industry analysts report that there are approximately 100 cold-stacked floaters, which could potentially be reactivated, but reactivation costs can be substantial and generally increase the longer a rig remains cold stacked. In addition, industry reports indicate that approximately 40 newbuild floaters remain on order with deliveries currently scheduled between 2019 and 2022, most of which have not yet been contracted for future work, and approximately 50 projected contracted floater rollovers are estimated to occur during the remainder of 2019. These factors provide for a continued, challenging offshore drilling market in the near term.
As a result of these challenges, Diamond Offshore and other offshore drillers are actively seeking ways to drive efficiency, reduce non-productive
time on rigs and provide technical innovation to customers. New rig technology, automation and other operating and supply chain efficiencies are resulting in the faster drilling and completion of wells, leading to lower well costs for customers.

Contract Drilling Backlog
Diamond Offshore’s contract drilling backlog was $2.0 billion as of July 1, 2019 (based on information available at that time) and January 1, 2019 (the date reported in our Annual Report on Form
10-K
for the year ended December 31, 2018). The contract drilling backlog by year as of July 1, 2019 is $0.5 billion in 2019 (for the six-month
period beginning July 1, 2019), $0.8 billion in 2020 and an aggregate of $0.7 billion in 2021 through 2023. Contract drilling backlog as of July 1, 2019 excludes future gross margin commitments of $30 million for 2019, approximately $25 million for 2020 and an aggregate $75 million in 2021 through 2023, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the three respective periods, pursuant to terms of an existing contract.
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
Results of Operations
The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Net investment income	$2	$2	$4	$4
Contract drilling revenues	207	265	434	553
Other revenues	15	4	22	13
Total	224	271	460	570
Expenses:
Contract drilling expenses	225	189	392	374
Other operating expenses
Impairment of assets		27		27
Other expenses	110	104	226	215
Interest	31	30	61	58
Total	366	350	679	674
Loss before income tax	(142)	(79)	(219)	(104)
Income tax benefit	36	10	42	54
Amounts attributable to noncontrolling interests	54	32	88	23
Net loss attributable to Loews Corporation	$(52)	$(37)	$(89)	$ (27)

Three Months Ended June 30, 2019 Compared to 2018
Contract drilling revenue decreased $58 million for the three months ended June 30, 2019 as compared with the 2018 period, primarily due to lower average daily revenue earned and the effect of fewer revenue earning days, including the impact of downtime for rig maintenance. Contract drilling expense increased $36 million for the three months ended June 30, 2019 as compared with the 2018 period, primarily due to incremental amortization of previously deferred contract preparation and mobilization costs and increased costs for the current fleet for labor and other rig operating costs. These increases were partially offset by reduced costs for a rig which was sold in the second quarter of 2019.

Net loss attributable to Loews Corporation increased $15 million for the three months ended June 30, 2019 as compared with the 2018 period, reflecting lower margins from contract drilling services, primarily due to lower contract drilling revenues and higher depreciation expense due to capital expenditures since the latter part of 2018 and the completion of software implementation projects. These unfavorable impacts on results were partially offset by a net gain of $5 million (after tax and noncontrolling interests) on the disposition of assets, a favorable tax adjustment of $7 million (after noncontrolling interests) in 2019 related to an uncertain tax position recorded by Diamond Offshore in 2017 and the absence of an impairment charge of $12 million (after tax and noncontrolling interests) recorded in the second quarter of 2018.
Six Months Ended June 30, 2019 Compared to 2018
Contract drilling revenue decreased $119 million for the six months ended June 30, 2019 as compared with the 2018 period, primarily due to lower average daily revenue earned and the effect of fewer revenue earning days. Contract drilling expense increased $18 million for the six months ended June 30, 2019 as compared with the 2018 period, primarily due to incremental amortization of previously deferred contract preparation and mobilization costs and increased rig operating costs for the current fleet. These increases were partially offset by reduced costs for cold-stacked and previously owned rigs, including the sold rig, as well as lower costs for labor and fuel for the current fleet.
Net loss attributable to Loews Corporation increased $62 million for the six months ended June 30, 2019 as compared with the 2018 period, reflecting lower margins from contract drilling services, primarily due to lower contract drilling revenues as well as higher depreciation expense primarily due to recent capital expenditures and the completion of software implementation projects and a lower tax benefit as compared to the prior year period. These unfavorable impacts on results were partially offset by a net gain on the disposition of assets during the six months ended June 30, 2019 and the absence of an impairment charge recognized in the 2018 period.
Boardwalk Pipelines
Firm Agreements
A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended June 30, 2019, approximately 88% of Boardwalk Pipelines’ revenues, excluding retained fuel, were derived from fixed fees under firm agreements. Boardwalk Pipelines expects to earn revenues of approximately $10.2 billion from fixed fees under committed firm agreements in place as of June 30, 2019, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $1.1 billion from the comparable amount at December 31, 2018, from contracts entered into during 2019. For Boardwalk Pipelines’ customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues from fixed fees under committed firm agreements may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipelines has recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to June 30, 2019.
Contract renewals
Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. Demand for firm service is primarily based on market conditions which can vary across Boardwalk Pipelines’ pipeline systems. The amount of change in firm reservation fees under contract reflects the overall market trends, including the impact from Boardwalk Pipelines’ growth projects. Boardwalk Pipelines focuses its marketing efforts on enhancing the value of the capacity that is up for renewal and works with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use
customers with attractive and diverse supply options. If the market perceives the value of Boardwalk Pipelines’ available capacity to be lower than its long-term view of the capacity, Boardwalk Pipelines may seek to shorten contract terms until market perception improves.

Results of Operations
The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Other revenue, primarily operating	$ 327	$ 285	$ 673	$ 622
Total	327	285	673	622
Expenses:
Operating	209	203	404	401
Interest	46	43	91	87
Total	255	246	495	488
Income before income tax	72	39	178	134
Income tax expense	(19)	(2)	(46)	(14)
Amounts attributable to noncontrolling interests		(21)		(68)
Net income attributable to Loews Corporation	$ 53	$ 16	$ 132	$ 52

Three Months Ended June 30, 2019 Compared to 2018
Total revenues increased $42 million for the three months ended June 30, 2019 as compared with the 2018 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, and net proceeds of approximately $26 million as a result of drawing on letters of credit due to a customer bankruptcy, operating revenues increased $16 million primarily driven by Boardwalk Pipelines’ recently completed growth projects, partially offset by contract restructuring and contract expirations that were recontracted at overall lower average rates.
Operating expenses increased $6 million for the three months ended June 30, 2019 as compared with the 2018 period. Excluding items offset in operating revenues, operating expenses increased $5 million as compared with the prior year period primarily due to higher depreciation expense and property taxes from an increased asset base from recently completed growth projects.
Net income attributable to Loews Corporation increased $37 million for the three months ended June 30, 2019 as compared with the 2018 period due to the changes discussed above and the impact of the Company now owning 100% of Boardwalk Pipelines.
Six Months Ended June 30, 2019 Compared to 2018
Total revenues increased $51 million for the six months ended June 30, 2019 as compared with the 2018 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, and net proceeds of approximately $26 million as a result of drawing on letters of credit due to a customer bankruptcy, operating revenues increased $29 million primarily driven by Boardwalk Pipelines’ recently completed growth projects, partially offset by contract restructuring and contract expirations that were recontracted at overall lower average rates.
Operating expenses increased $3 million for the six months ended June 30, 2019 as compared with the 2018 period. Excluding items offset in operating revenues, operating expenses increased $5 million as compared with the prior year period primarily due to higher depreciation expense and property taxes from an increased asset base from recently completed growth projects.
Net income attributable to Loews Corporation increased $80 million for the six months ended June 30, 2019 as compared with the 2018 period due to the changes discussed above and the impact of the Company now owning 100% of Boardwalk Pipelines.

Loews Hotels & Co
The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Operating revenue	$ 159	$ 171	$ 310	$ 324
Revenues related to reimbursable expenses	27	30	56	60
Total	186	201	366	384
Expenses:
Operating	137	139	270	270
Reimbursable expenses	27	30	56	60
Depreciation	15	16	31	33
Equity income from joint ventures	(16)	(16)	(38)	(38)
Interest	5	8	10	15
Total	168	177	329	340
Income before income tax	18	24	37	44
Income tax expense	(6)	(7)	(12)	(14)
Net income attributable to Loews Corporation	$ 12	$ 17	$ 25	$ 30

Operating revenues decreased $12 million and $14 million for the three and six months ended June 30, 2019 as compared with the 2018 period primarily due to hotel renovations during the three and six months ended June 30, 2019 and the sale of two owned hotel properties, one of which occurred in the second quarter of 2019 and one of which occurred in the third quarter of 2018.
Operating expenses were mostly flat for the three and six months ended June 30, 2019 as compared with the 2018 periods as a result of the aforementioned sale of the two owned hotel properties, offset by asset impairment charges. Loews Hotels considers events or changes in circumstances that indicate the carrying amount of a long-lived asset may not be recoverable. Operating expenses include an impairment charge of $7 million in the second quarter of 2019 related to the write-off
of previously capitalized costs due to the change in plans for an owned property and a $4 million impairment charge in the first quarter of 2019 related to the sale of an owned property.
Interest expense decreased $3 million and $5 million for the three and six months ended June 30, 2019 as compared with the 2018 period due to lower average debt balances, changes in effective interest rates as compared with the 2018 period and additional capitalized interest on development projects in progress.
Equity income from joint ventures for the three and six months ended June 30, 2019 was consistent with the 2018 period primarily due to the improved performance of several properties which was offset by pre-opening
expenses for properties under development of $4 million and $6 million for the three and six months ended June 30, 2019.
Net income decreased $5 million for the three and six months ended June 30, 2019 as compared to the 2018 period due to the changes discussed above.
Corporate
Corporate operations consist primarily of investment income at the Parent Company, operating results of Consolidated Container, corporate interest expenses and other corporate administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the Parent Company trading portfolio.

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Net investment income	$ 33	$ 42	$ 117	$ 56
Other revenues	223	217	439	430
Total	256	259	556	486
Expenses:
Operating and other	245	238	476	470
Interest	27	27	54	54
Total	272	265	530	524
Income (loss) before income tax	(16)	(6)	26	(38)
Income tax (expense) benefit	3		(5)	5
Net income (loss) attributable to Loews Corporation	$ (13)	$ (6)	$ 21	$ (33)

Net investment income decreased $9 million for the three months ended June 30, 2019 as compared with the 2018 period primarily due to lower income from limited partnership investments as a result of lower invested balances, partially offset by improved performance of equity based investments in the Parent Company trading portfolio. Net investment income increased $61 million for the six months ended June 30, 2019 as compared with the 2018 period primarily due to improved performance of equity based investments in the Parent Company trading portfolio, partially offset by lower income from limited partnership investments.
Other revenues increased $6 million and $9 million for the three and six months ended June 30, 2019 as compared with the 2018 periods, reflecting an increase in Consolidated Container’s operations related to acquisitions in 2018 and 2019. Operating and other expenses increased $7 million and $6 million for the three and six months ended June 30, 2019 as compared with the 2018 periods, primarily due to acquisition related costs and higher operating personnel expenses at Consolidated Container, partially offset by lower corporate overhead expenses.
Net results decreased $7 million and improved $54 million for the three and six months ended June 30, 2019 as compared with the 2018 periods primarily due to the changes discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Parent Company
Parent Company cash and investments, net of receivables and payables, totaled $3.5 billion at June 30, 2019 as compared to $3.1 billion at December 31, 2018. During the six months ended June 30, 2019, we received $706 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash inflows also included $161 million from Loews Hotels & Co. Cash outflows included the payment of $478 million to fund treasury stock purchases and $38 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective registration statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.
As of July 26, 2019, there were 302,380,038 shares of Loews common stock outstanding. Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the six months ended June 30, 2019, we purchased 9.8 million shares of Loews common stock. As of August 2, 2019, we had purchased an additional 0.4 million shares of Loews common stock in 2019 at an aggregate cost of $23 million.
Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries
CNA’s cash provided by operating activities was $514 million for the six months ended June 30, 2019 as compared with $354 million for the 2018 period. The increase in cash provided by operating activities was driven by a higher level of distributions on limited partnerships and lower income taxes paid. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs.
CNA declared and paid dividends of $2.70 per share on its common stock, including a special dividend of $2.00 per share, during the six months ended June 30, 2019. On August 2, 2019, CNA’s Board of Directors declared a quarterly dividend of $0.35 per share on its common stock, payable September 5, 2019 to shareholders of record on August 19, 2019. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.
CNA has an effective shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time.
Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2019, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department’s prior approval is approximately $1.4 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $256 million during the six months ended December 31, 2018 and $805 million during the six months ended June 30, 2019. As of June 30, 2019, CCC is able to pay approximately $322 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
Diamond Offshore’s cash provided by operating activities for the six months ended June 30, 2019 decreased $134 million compared to the 2018 period, due to lower cash collected from the performance of contract drilling services and higher cash expenditures for interest and income tax payments, net of refunds, partially offset by a net decrease in cash expenditures related to contract drilling and general and administrative costs.
Diamond Offshore expects capital expenditures in 2019 to be approximately $360 million to $380 million for projects under its capital maintenance and replacement programs, including equipment upgrades for the
Ocean BlackHawk
,
Ocean BlackHornet
and
Ocean Courage
and other large shipyard projects. In addition, other specific projects for 2019 include approximately $110 million in capitalized costs associated with the reactivation and upgrade of the
Ocean Onyx
and approximately $20 million associated with the reactivation of the
Ocean Endeavor.
At June 30, 2019, Diamond Offshore has no significant purchase obligations, except for those related to its direct rig operations, which arise during the normal course of business.
As of July 26, 2019, Diamond Offshore had $1.2 billion available under its credit agreements.
Diamond Offshore will make periodic assessments of its capital spending programs based on industry conditions and will make adjustments if it determines they are required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore has an effective shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, current financial condition, current credit ratings, current market conditions and other factors beyond its control.
Boardwalk Pipelines’ cash provided by operating activities increased $72 million for the six months ended June 30, 2019 compared to the 2018 period primarily due to the change in net income and the timing of receivables.

For the six months ended June 30, 2019 and 2018, Boardwalk Pipelines’ capital expenditures were $168 million and $229 million, consisting of a combination of growth and maintenance capital. During the six months ended June 30, 2019, Boardwalk Pipelines purchased $12 million of natural gas to be used as base gas for its pipeline system.
As of June 30, 2019, Boardwalk Pipelines had no outstanding borrowings under its credit facility. Boardwalk Pipelines anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations for 2019. Boardwalk Pipelines may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions or for general corporate purposes. Boardwalk Pipelines has an effective shelf registration statement under which it may publicly issue debt securities, warrants or rights from time to time.
Boardwalk Pipelines paid distributions of $51 million for the six months ended June 30, 2019 and 2018. The Company received distributions of $51 million and $26 million for the six months ended June 30, 2019 and 2018. The distributions received in 2019 reflect the Company owning 100% of Boardwalk Pipelines as compared to 51% in the 2018 period.
Consolidated Container paid approximately $260 million to complete three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, funded with approximately $250 million of debt financing proceeds and available cash, see Notes 2 and 7 for further discussion.
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
non-redeemable
preferred stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Fixed income securities:
Taxable fixed income securities	$ 385	$ 354	$ 768	$ 704
Tax-exempt fixed income securities	80	100	162	205
Total fixed income securities	465	454	930	909
Limited partnership and common stock investments	43	42	139	73
Other, net of investment expense	7	10	17	14
Pretax net investment income	$ 515	$ 506	$ 1,086	$ 996

Fixed income securities after tax and noncontrolling interests	$ 341	$ 335	$ 681	$ 672

Net investment income after tax and noncontrolling interests	$ 376	$ 372	$ 791	$ 734

Effective income yield for the fixed income securities portfolio, before tax	4.8%	4.7%	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.9%	3.9%	3.9%
Limited partnership and common stock return	2.1%	1.8%	6.8%	3.0%

Net investment income after tax and noncontrolling interests for the three months ended June 30, 2019 increased $4 million as compared with the 2018 period, driven by fixed income securities. Net investment income after tax and noncontrolling interests increased $57 million for the six months ended June 30, 2019 as compared with the 2018 period, driven by limited partnership and common stock returns.
Net Investment Gains (Losses)
The components of CNA’s net investment gains (losses) are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$ (7)	$ 9	$ (7)	$ 28
States, municipalities and political subdivisions	4	6	12	26
Asset-backed		(11)	(14)	(32)
Total fixed maturity securities	(3)	4	(9)	22
Non-redeemable preferred stock	11	(10)	53	(25)
Short term and other	(6)	3	(11)	9
Total investment gains (losses)	2	(3)	33	6
Income tax (expense) benefit	(1)	2	(9)	1
Amounts attributable to noncontrolling interests			(2)	(1)
Net investment gains (losses) attributable to Loews Corporation	$ 1	$ (1)	$ 22	$ 6

Net investment gains (losses) after tax and noncontrolling interests increased $2 million for the three months ended June 30, 2019 as compared with the 2018 period. The increase was driven by the favorable change in fair value of non-redeemable
preferred stock partially offset by higher OTTI losses recognized in earnings.
Net investment gains (losses) after tax and noncontrolling interests increased $16 million for the six months ended June 30, 2019 as compared with the 2018 period. The increase was driven by the favorable change in fair value of non-redeemable
preferred stock, partially offset by lower net investment gains on sales of securities and higher OTTI losses recognized in earnings.
Further information on CNA’s investment gains and losses, including OTTI losses, is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.
Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$ 4,336	$ 84	$ 4,334	$ (24)
AAA	3,014	338	3,027	245
AA	6,697	775	6,510	512
A	8,843	961	8,768	527
BBB	15,984	1,374	14,205	274
Non-investment grade	2,765	84	2,702	(73)
Total	$ 41,639	$ 3,616	$ 39,546	$ 1,461

As of June 30, 2019 and December 31, 2018, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.2 billion and $1.3 billion of pre-refunded
municipal bonds as of June 30, 2019 and December 31, 2018.
The following table presents CNA’s
available-for-sale
fixed maturity securities in a gross unrealized loss position by ratings distribution:

June 30, 2019	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$ 256	$ 1
AAA	22	1
AA	52
A	526	8
BBB	591	18
Non-investment grade	753	29
Total	$ 2,200	$ 57

The following table presents the maturity profile for these
available-for-sale
fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

June 30, 2019	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$ 45	$ 1
Due after one year through five years	444	12
Due after five years through ten years	1,477	27
Due after ten years	234	17
Total	$ 2,200	$ 57

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

	June 30, 2019		December 31, 2018
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$17,541	8.9	$16,212	8.4
Other investments	26,253	4.1	25,428	4.4
Total	$43,794	6.0	$41,640	6.0

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
10-K
for the year ended December 31, 2018.

Short Term Investments
The carrying value of the components of CNA’s Short term investments are presented in the following table:

	June 30, 2019	December 31, 2018
(In millions )

Short term investments:
Commercial paper	$ 920	$ 705
U.S. Treasury securities	295	185
Other	304	396
Total short term investments	$ 1,519	$ 1,286

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
Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form
10-K
for the year ended December 31, 2018, Part II, Item 1A, Risk Factors in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2019 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes in our market risk components as of June 30, 2019. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form
10-K
for the year ended December 31, 2018 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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
The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information on our legal proceedings is set forth in Note 11 to the Consolidated Condensed Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors.
Our Annual Report on Form
10-K
for the year ended December 31, 2018 and our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2019 include a detailed discussion of certain risk factors facing the company. No updates or additions have been made to such risk factors as of June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2 (a) and (b) are inapplicable.
(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2019 - April 30, 2019	1,210,073	$49.40	N/A	N/A

May 1, 2019 - May 31, 2019	1,731,211	50.88	N/A	N/A

June 1, 2019 - June 30, 2019	59,880	53.22	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1	*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2	*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1	*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2	*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS	*

XBRL Taxonomy Extension Schema	101.SCH	*

XBRL Taxonomy Extension Calculation Linkbase	101.CAL	*

XBRL Taxonomy Extension Definition Linkbase	101.DEF	*

XBRL Taxonomy Label Linkbase	101.LAB	*

XBRL Taxonomy Extension Presentation Linkbase	101.PRE	*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 5, 2019	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)

58