Form 10-Q
period 2019-09-30
LOEWS CORP
filed 2019-10-28
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	L	New York Stock Exchange
I
ndicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

___

Non-accelerated

filer

___

Smaller reporting company
___
Emerging growth company
___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes

                                                     No

_
_
_
X
__
_
As of October
25
, 2019, there were
297,438,996 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018
(Dollar amounts in millions, except per share data)
Assets:
Investments:
Fixed maturities, amortized cost of $38,287 and $38,234	$ 42,489	$ 39,699
Equity securities, cost of $1,315 and $1,479	1,317	1,293
Limited partnership investments	2,012	2,424
Other invested assets, primarily mortgage loans	995	901
Short term investments	4,574	3,869
Total investments	51,387	48,186
Cash	442	405
Receivables	7,622	7,960
Property, plant and equipment	15,561	15,511
Goodwill	772	665
Deferred non-insurance warranty acquisition expenses	2,772	2,513
Deferred acquisition costs of insurance subsidiaries	668	633
Other assets	3,275	2,443
Total assets	$ 82,499	$ 78,316

Liabilities and Equity:
Insurance reserves:
Claim and claim adjustment expense	$ 21,596	$ 21,984
Future policy benefits	12,305	10,597
Unearned premiums	4,608	4,183
Total insurance reserves	38,509	36,764
Payable to brokers	242	42
Short term debt	87	17
Long term debt	11,395	11,359
Deferred income taxes	1,141	841
Deferred non-insurance warranty revenue	3,707	3,402
Other liabilities	5,160	4,505
Total liabilities	60,241	56,930

Commitments and contingent liabilities
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 312,550,764 and 312,169,189 shares	3	3
Additional paid-in capital	3,620	3,627
Retained earnings	16,427	15,773
Accumulated other comprehensive income (loss)	17	(880)
	20,067	18,523
Less treasury stock, at cost (13,324,637 and 100,000 shares)	(647)	(5)
Total shareholders’ equity	19,420	18,518
Noncontrolling interests	2,838	2,868
Total equity	22,258	21,386
Total liabilities and equity	$ 82,499	$ 78,316

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions, except per share data)
Revenues:
Insurance premiums	$1,890	$1,853	$5,517	$5,453
Net investment income	525	494	1,733	1,551
Investment gains (losses):
Other-than-temporary impairment losses	(14)	(3)	(34)	(9)
Other net investment gains	22	18	75	30
Total investment gains	8	15	41	21
Non-insurance warranty revenue	292	258	858	744
Operating revenues and other	960	988	2,906	3,010
Total	3,675	3,608	11,055	10,779

Expenses:
Insurance claims and policyholders’ benefits	1,614	1,312	4,323	3,978
Amortization of deferred acquisition costs	345	337	1,025	992
Non-insurance warranty expense	278	235	801	676
Operating expenses and other	1,234	1,224	3,614	3,637
Interest	144	146	449	430
Total	3,615	3,254	10,212	9,713
Income before income tax	60	354	843	1,066
Income tax expense	(21)	(65)	(183)	(149)
Net income	39	289	660	917
Amounts attributable to noncontrolling interests	33	(11)	55	(116)
Net income attributable to Loews Corporation	$72	$278	$715	$801

Basic net income per share	$0.24	$0.88	$2.34	$2.50

Diluted net income per share	$0.24	$0.88	$2.34	$2.49

Weighted average shares outstanding:
Shares of common stock	301.65	315.90	305.08	320.81
Dilutive potential shares of common stock	0.70	0.91	0.65	0.92
Total weighted average shares outstanding assuming dilution	302.35	316.81	305.73	321.73

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions)
Net income	$39	$289	$660	$917
Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with other- than-temporary impairments		(1)	4	(11)
Net other unrealized gains (losses) on investments	41	(158)	1,003	(746)
Total unrealized gains (losses) on investments	41	(159)	1,007	(757)
Unrealized gains (losses) on cash flow hedges	(4)		(16)	14
Pension liability	10	8	25	27
Foreign currency translation	(31)		(11)	(41)
Other comprehensive income (loss)	16	(151)	1,005	(757)

Comprehensive income	55	138	1,665	160
Amounts attributable to noncontrolling interests	31	7	(53)	(34)

Total comprehensive income attributable to Loews Corporation	$86	$145	$1,612	$126

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)
Balance, July 1, 2018	$21,858	$3	$3,809	$16,532	$(625)	$(808)	$2,947
Net income	289			278			11
Other comprehensive loss	(151)				(133)		(18)
Dividends paid ($0.0625 per share)	(30)			(20)			(10)
Purchases of Loews treasury stock	(88)					(88)
Stock-based compensation	11		9				2
Other	(3)		(5)				2
Balance, September 30, 2018	$21,886	$3	$3,813	$16,790	$(758)	$(896)	$2,934

Balance, July 1, 2019	$22,394	$3	$3,612	$16,374	$3	$(478)	$2,880
Net income	39			72			(33)
Other comprehensive income	16				14		2
Dividends paid ($0.0625 per share)	(29)			(19)			(10)
Purchases of Loews treasury stock	(169)					(169)
Purchases of subsidiary stock from noncontrolling interests	(2)						(2)
Stock-based compensation	9		8				1
Balance, September 30, 2019	$22,258	$3	$3,620	$16,427	$17	$(647)	$2,838

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)
Balance, January 1, 2018, as reported	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards	(91)			(43)	(28)		(20)
Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	917			801			116
Other comprehensive loss	(757)				(675)		(82)
Dividends paid ($0.1875 per share)	(170)			(60)			(110)
Purchase of Boardwalk Pipeline s common units	(1,718)		658		(29)		(2,347)
Purchases of Loews treasury stock	(876)					(876)
Stock-based compensation	19		10				9
Other	(4)		(6)	(4)			6
Balance, September 30, 2018	$21,886	$3	$3,813	$16,790	$(758)	$(896)	$2,934

Balance, January 1, 2019	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	660			715			(55)
Other comprehensive income	1,005				897		108
Dividends paid ($0.1875 per share)	(145)			(57)			(88)
Purchases of Loews treasury stock	(642)					(642)
Purchases of subsidiary stock from noncontrolling interests	(18)						(18)
Stock-based compensation	17		(5)				22
Other	(5)		(2)	(4)			1
Balance, September 30, 2019	$22,258	$3	$3,620	$16,427	$17	$(647)	$2,838

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2019	2018
(In millions)
Operating Activities:
Net income	$660	$917
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	747	1,121
Changes in operating assets and liabilities, net:
Receivables	179	18
Deferred acquisition costs	(37)	(24)
Insurance reserves	337	108
Other assets	(386)	(169)
Other liabilities	315	(75)
Trading securities	(544)	1,499
Net cash flow provided by operating activities	1,271	3,395
Investing Activities:
Purchases of fixed maturities	(7,053)	(8,244)
Proceeds from sales of fixed maturities	4,872	6,622
Proceeds from maturities of fixed maturities	2,116	1,838
Purchases of limited partnership investments	(167)	(381)
Proceeds from sales of limited partnership investments	680	382
Purchases of property, plant and equipment	(743)	(731)
Acquisitions	(257)	(14)
Dispositions	137	110
Change in short term investments	26	(126)
Other, net	(95)	(173)
Net cash flow used by investing activities	(484)	(717)
Financing Activities:
Dividends paid	(57)	(60)
Dividends paid to noncontrolling interests	(88)	(110)
Purchases of Loews treasury stock	(643)	(889)
Purchases of subsidiary stock from noncontrolling interests	(18)
Purchase of Boardwalk Pipeline s common units		(1,504)
Principal payments on debt	(1,796)	(780)
Issuance of debt	1,870	693
Other, net	(15)	75
Net cash flow used by financing activities	(747)	(2,575)
Effect of foreign exchange rate on cash	(3)	(4)

Net change in cash	37	99
Cash, beginning of period	405	472
Cash, end of period	$442	$571

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
In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2019 and December 31, 2018 and results of operations, comprehensive income and changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018.
The Company presents basic and diluted net income per share on the Consolidated Condensed Statements of Income. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts for the three and nine months ended September 30, 2019 and 2018 because the effect would have been antidilutive.
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
Recently issued ASUs

– In June of 2016, the FASB issued ASU

2016-13,

“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. A prospective transition method is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The primary changes will be the use of the expected credit loss model for mortgage loans, reinsurance and insurance receivables and other financing receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale

fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. Under the allowance method for available-for-sale

debt securities, the Company will record reversals of credit losses if the estimate of credit losses declines. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, but does not expect the impact to be material.
The Company is currently in the process of evaluating existing impairment methodology, developing models to comply with the new guidance and accumulating the necessary internal and external information required to measure credit losses under the expected credit loss model. The Company is implementing changes to the information systems to assist with the accounting, including the recording of the allowance. The Company is also evaluating additional changes to processes to meet the reporting and disclosure requirements of the new guidance.
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
This guidance is effective for interim and annual periods beginning after December 15, 2020; however, the FASB has approved
a one year deferral of the effective date. The guidance requires restatement of prior periods presented and early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its consolidated financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in the discount rate is expected to increase volatility in the Company’s Shareholders’ equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. See Note 3 for further information on Shadow Adjustments. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of CNA’s business and related cash flows are
unchanged.
2
. Acquisitions and Divestiture

Consolidated Container
During the first nine months of 2019, Consolidated Container paid approximately $260 million to complete three
acquisitions of plastic packaging manufacturers located in the U.S. and Canada, including the acquisition on June 14, 2019 of Tri State Distribution, Inc., a retail pharmaceutical packaging solutions provider. For the three and nine
months ended September 30, 2019 revenues for the three acquisitions since acquisition
were $35 million and $43 million and
net
results were not significant. The preliminary allocation of the purchase prices for the three acquisitions resulted in the recognition of approximately $106 million of goodwill and approximately $90 million of intangible assets, primarily related to customer relationships, and are subject to change within the respective measurement periods. The acquisitions were funded with approximately $250 million of debt financing proceeds at Consolidated Container, as discussed in Note 7, and available cash.
Loews Hotels & Co
Loews Hotels & Co sold an owned hotel for approximately $127 million in May of 2019.

3. Investments
Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions)
Fixed maturity securities	$452	$449	$1,362	$1,339
Limited partnership investments	16	34	140	142
Short term investments	13	10	42	30
Equity securities	16	10	62	32
Income ( loss ) from trading portfolio (a)	34	(7)	144	13
Other	13	12	39	40
Total investment income	544	508	1,789	1,596
Investment expenses	(19)	(14)	(56)	(45)
Net investment income	$525	$494	$1,733	$1,551

(a)	Net unrealized gains (losses) related to changes in fair value on securities still held were $17 and $(23) for the three months ended September 30, 2019 and 2018 and $55 and $(66) for the nine months ended September 30, 2019 and 2018.

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)
Fixed maturity securities	$3	$10	$(6)	$32
Equity securities	7	2	60	(23)
Derivative instruments	(2)	1	(13)	10
Short term investments and other		2		2
Investment gains (a)	$8	$15	$41	$21

(a)	Gross investment gains on
available-for-sale
securities were $34 and $42 for the three months ended September 30, 2019 and 2018 and $98 and $148 for the nine months ended September 30, 2019 and 2018. Gross investment losses on available-for-sale
securities were $31 and $32 for the three months ended September 30, 2019 and 2018 and $104 and $116 for the nine months ended September 30, 2019 and 2018.
During the three and nine months ended September 30, 2019, $7 and $60 of Net investment gains were recognized due to the change in fair value of non-redeemable
preferred stock still held as of September 30, 2019. During the three and nine months ended September 30, 2018, $2 of Net investment gains and $23 of Net investment losses were recognized due to the change in fair value of non-redeemable
preferred stock still held as of September 30, 2018
.

The components of other-than-temporary impairment (“OTTI”) losses recognized in earnings by asset type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$12	$1	$24	$6
Asset-backed	2	2	10	3
Net OTTI losses recognized in earnings	$14	$3	$34	$9

The amortized cost and fair values of fixed maturity securities are as follows:

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities:
Corporate and other bonds	$19,806	$2,263	$42	$22,027
States, municipalities and political subdivisions	9,154	1,641		10,795
Asset-backed:
Residential mortgage-backed	4,718	157	1	4,874	$(23)
Commercial mortgage-backed	2,066	117	3	2,180	1
Other asset-backed	1,884	46	4	1,926	(3)
Total asset-backed	8,668	320	8	8,980	(25)
U.S. Treasury and obligations of government-sponsored enterprises	124	7		131
Foreign government	491	20		511
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,253	4,251	50	42,454	(25)
Fixed maturities trading	34	1		35
Total fixed maturity securities	$38,287	$4,252	$50	$42,489	$(25)

December 31, 2018

Fixed maturity securities:
Corporate and other bonds	$18,764	$791	$395	$19,160
States, municipalities and political subdivisions	9,681	1,076	9	10,748
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	$(20)
Commercial mortgage-backed	2,200	28	32	2,196
Other asset-backed	1,975	11	24	1,962
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3		159
Foreign government	480	5	4	481
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,081	1,982	521	39,542	(20)
Fixed maturities trading	153	4		157
Total fixed maturities	$38,234	$1,986	$521	$39,699	$(20)

The net unrealized gains on
av
ailable for sale
investments included in the tables above are recorded as a component of Accumulated other comprehensive income (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). As of September 30, 2019 and December 31, 2018, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2.0 billion and $964 million (after tax and noncontrolling interests).

The
available-for-sale
securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities:
Corporate and other bonds	$890	$26	$200	$16	$1,090	$42
States, municipalities and political subdivisions	20		2		22
Asset-backed:
Residential mortgage-backed	150		38	1	188	1
Commercial mortgage-backed	83	2	26	1	109	3
Other asset-backed	416	3	6	1	422	4
Total asset-backed	649	5	70	3	719	8
U.S. Treasury and obligations of government-sponsored enterprises	14		4		18
Foreign government	17		2		19
Total fixed maturity securities	$1,590	$31	$278	$19	$1,868	$50

December 31, 2018

Fixed maturity securities:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21		19		40
Foreign government	114	2	124	2	238	4
Total fixed maturity securities	$12,689	$404	$2,614	$117	$15,303	$521

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2019 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2019.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2019 and 2018 for which a portion of an OTTI loss was recognized in OCI.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions)
Beginning balance of credit losses on fixed maturity securities	$16	$21	$18	$27
Reductions for securities sold during the period		(2)	(2)	(8)
Ending balance of credit losses on fixed maturity securities	$16	$19	$16	$19

Contractual Maturity
The following table presents
available-for-sale
fixed maturity securities by contractual maturity.
	September 30, 2019		December 31, 2018
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)
Due in one year or less	$1,071	$1,091	$1,350	$1,359
Due after one year through five years	10,992	11,470	7,979	8,139
Due after five years through ten years	13,694	14,711	16,859	16,870
Due after ten years	12,496	15,182	11,893	13,174
Total	$38,253	$42,454	$38,081	$39,542

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

	September 30, 2019			December 31, 2018
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)
With hedge designation:
Interest rate swaps	$715		$(13)	$500	$11
Without hedge designation:
Equity markets:
Options – purchased	150	$4		213	18
– written	98		(3)	239		$(17)
Commodity futures – long				32
Embedded derivative on funds withheld liability	170		(9)	172	4

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

September 30, 2019	Level 1	Level 2	Level 3	Total
(In millions)
Fixed maturity securities:
Corporate bonds and other	$161	$22,090	$428	$22,679
States, municipalities and political subdivisions		10,795		10,795
Asset-backed		8,784	196	8,980
Fixed maturities available-for-sale	161	41,669	624	42,454
Fixed maturities trading		31	4	35
Total fixed maturities	$161	$41,700	$628	$42,489

Equity securities	$641	$653	$23	$1,317
Short term and other	3,306	1,163		4,469
Payable to brokers	(30)	(14)		(44)

December 31, 2018
Fixed maturity securities:
Corporate bonds and other	$196	$19,392	$222	$19,810
States, municipalities and political subdivisions		10,748		10,748
Asset-backed		8,787	197	8,984
Fixed maturities available-for-sale	196	38,927	419	39,542
Fixed maturities trading		151	6	157
Total fixed maturities	$196	$39,078	$425	$39,699

Equity securities	$704	$570	$19	$1,293
Short term and other	2,647	1,111		3,758
Receivables		11		11
Payable to brokers	(23)			(23)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2019	Balance, July 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)
Fixed maturity securities:
Corporate bonds and other	$338		$14	$79		$(3)			$428		$14
Asset-backed	193		1	22		(4)		$(16)	196		2
Fixed maturities available-for-sale	531	$-	15	101	$-	(7)	$-	(16)	624	$-	16
Fixed maturities trading	4								4
Total fixed maturities	$535	$-	$15	$101	$-	$(7)	$-	$(16)	$628	$-	$16

Equity securities	$23								$23

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2018	Balance, July 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)
Fixed maturity securities:
Corporate bonds and other	$94			$67		$(3)	$30		$188
States, municipalities and political subdivisions	1					(1)			-
Asset-backed	273	$(2)		55		(25)	29	$(32)	298	$(2)	$1
Fixed maturities available-for-sale	368	(2)	$-	122	$-	(29)	59	(32)	486	(2)	1
Fixed maturities trading	7				(1)				6
Total fixed maturities	$375	$(2)	$-	$122	$(1)	$(29)	$59	$(32)	$492	$(2)	$1
Equity securities	$18	$1							$19	$1

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2019	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)
Fixed maturity securities:
Corporate bonds and other	$222		$34	$211		$(7)		$(32)	$428		$29
Asset-backed	197		8	42		(12)	$45	(84)	196		9
Fixed maturities available-for-sale	419	$-	42	253	$-	(19)	45	(116)	624	$-	38
Fixed maturities trading	6	(2)							4	(2)
Total fixed maturities	$425	$(2)	$42	$253	$-	$(19)	$45	$(116)	$628	$(2)	$38

Equity securities	$19	$2		$2					$23	$2

											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
										(Losses)	Other
		Net Realized Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
2018	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)
Fixed maturity securities:
Corporate bonds and other	$98	$(1)	$(1)	$69	$(5)	$(7)	$35		$188		$(2)
States, municipalities and political subdivisions	1					(1)			-
Asset-backed	335	5	(6)	126	(72)	(37)	42	$(95)	298	$(2)	(2)
Fixed maturities available-for-sale	434	4	(7)	195	(77)	(45)	77	(95)	486	(2)	(4)
Fixed maturities trading	4	3			(1)				6	2
Total fixed maturities	$438	$7	$(7)	$195	$(78)	$(45)	$77	$(95)	$492	$-	$(4)
Equity securities	$22	$(2)			$(1)				$19	$(2)
Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Income Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other
Life settlement contracts	Operating revenues and other

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

September 30, 2019	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$496	Discounted cash flow	Credit spread	1% – 6% (2%)

December 31, 2018

Fixed maturity securities	$228	Discounted cash flow	Credit spread	1% – 12% (3%)

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

	Carrying	Estimated Fair Value
September 30, 2019	Amount	Level 1	Level 2	Level 3	Total
(In millions)
Assets:
Other invested assets, primarily mortgage loans	$923			$950	$950
Liabilities:
Short term debt	85		$9	76	85
Long term debt	11,383		10,638	595	11,233

December 31, 2018

Assets:
Other invested assets, primarily mortgage loans	$839			$827	$827

Liabilities:
Short term debt	15		$14		14
Long term debt	11,345		10,111	653	10,764

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period
fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $32 million and $46 million for the three months ended September 30, 2019 and 2018 and $128 million and $106 million for the nine months ended September 30, 2019 and 2018. Net catastrophe losses in 2019 an
d 2018
related primarily to U.S. weather-related events.
Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Nine Months Ended September 30	2019	2018
(In millions)
Reserves, beginning of year:
Gross	$21,984	$22,004
Ceded	4,019	3,934
Net reserves, beginning of year	17,965	18,070

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,968	3,866
Increase (decrease) in provision for insured events of prior years	(65)	(173)
Amortization of discount	143	136
Total net incurred (a)	4,046	3,829
Net payments attributable to:
Current year events	(599)	(658)
Prior year events	(3,547)	(3,415)
Total net payments	(4,146)	(4,073)
Foreign currency translation adjustment and other	29	(80)

Net reserves, end of period	17,894	17,746
Ceded reserves, end of period	3,702	3,858
Gross reserves, end of period	$21,596	$21,604

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.
CNA’s commercial property and casualty operations (“Property & Casualty Operations”) recorded unfavorable net prior year development of
$16 million
and
fav
orable net prior year development of
 $62 million for the three months ended

September 30, 2019 and 2018, and favorable net prior year development of
$
29
 million and $
160
 million for the nine months ended September 30, 2019 and 2018
.
The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in CNA’s Property & Casualty Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions)
Medical professional liability	$29	$15	$59	$38
Other professional liability and management liability	(18)	(45)	(37)	(113)
Surety	(43)	(20)	(83)	(50)
Commercial auto	(16)	1	(24)
General liability	43	(5)	36	13
Workers’ compensation	7	(2)	2	(14)
Other	14	(6)	18	(34)
Total pretax (favorable) unfavorable development	$16	$(62)	$(29)	$(160)

Three Months
2019
Unfavorable development in medical professional liability was primarily due to higher than expected indemnity severity in accident years 2016 through 2018 in CNA’s aging services business.
Favorable development in other professional liability and management liability was due to lower than expected large claim losses in recent accident years in CNA’s public company directors and officers liability (“D&O”) business.
Favorable development in surety was due to lower than expected frequency for accident years 2015 through 2018.
Favorable development in commercial auto was primarily due to a decline in bodily injury frequency in accident year 2018 and continued lower than expected severity across accident years 2013 through 2016.
Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort related to accident years 2009 and prior, 2015 and 2016.
Unfavorable development in other was primarily due to higher than expected severity in aging services related to auto liability coverages.

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

Nine Months
2019
Unfavorable development in medical professional liability was primarily due to higher than expected indemnity severity in accident years 2016 through 2018 in CNA’s aging services business, higher than expected severity in accident year 2013 in CNA’s allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity in accident year 2017 in CNA’s dentists business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions and lower than expected large claim losses in recent accident years in CNA’s public company D&O business.
Favorable development in surety was due to lower than expected frequency for accident years 2018 and prior.
Favorable development in commercial auto was primarily due to a decline in bodily injury frequency in accident year 2018 and continued lower than expected severity across accident years 2016 and prior.
Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort as well as higher than expected large loss experience in CNA’s excess and umbrella business in accident year 2017.
Unfavorable development in other was primarily due to higher than expected severity in aging services related to auto liability coverages and higher than expected claims in Hardy on 2018 accident year catastrophes in property partially offset by favorable development in casualty driven by lower than expected large losses and claim severity in accident years 2014 and prior in Hardy and Europe.
2018
Unfavorable development
in
 medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in CNA’s hospitals business and higher than expected frequency and severity in aging services in accident years 2014 through 2017.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency for accident years 2013 through 2017 related to financial institutions and professional liability errors and omissions (“E&O”)
,

f
avorable severity for accident years 2012 and prior related to professional liability E&O, and favorable outcomes on individual claims in financial institutions in accident years 2013 and prior.
Favorable development
in
surety was due to lower than expected loss emergence for accident years 2017 and prior.
Favorable development for other coverages was due to lower than expected claim severity in catastrophes in accident year 2017 for property, better than expected frequency in the liability portion of the package business in Canada and general liability in Europe for casualty, better than expected large loss frequency in the energy book in recent accident years for energy and marine and lower than expected frequency in accident years 2015 and prior related to healthcare in Europe for healthcare and technology. This favorable development was partially offset by unfavorable development driven by higher than expected severity in Canada and higher than expected frequency in Hardy, both in accident year 2017, for property and increased severity in accident year 2017 related to professional indemnity.
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

The following table presents the impact of the loss portfolio transfer on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions)
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT				$113
Provision for uncollectible third-party reinsurance on A&EP				(16)
Total additional amounts ceded under LPT	$-	$-	$-	97
Retroactive reinsurance benefit recognized	(7)	(12)	(43)	(84)
Pretax impact of deferred retroactive reinsurance	$(7)	$(12)	$(43)	$13

CNA intends to complete its annual A&EP reserve review in the fourth quarter of 2019 and maintain this timing for all future annual A&EP reserve reviews. CNA completed A&EP reserve reviews in both the first and fourth quarters of 2018. Based upon CNA’s 2018 first quarter A&EP reserve review, net unfavorable prior year development of $113 million was recognized before consideration of cessions to the LPT for the nine months ended September 30, 2018. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos and environmental accounts and paid losses on assumed reinsurance exposures. Additionally, in 2018, CNA released a portion of its provision for uncollectible third party reinsurance.
As of September 30, 2019 and December 31, 2018, the cumulative amounts ceded under the LPT were $3.1 billion. The unrecognized deferred retroactive reinsurance benefit was $331 million and $374 million as of September 30, 2019 and December 31, 2018 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.
NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $3.3 billion and $2.7 billion as of September 30, 2019 and December 31, 2018. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of CNA’s A&EP claims.
Long Term Care Policyholder Reserves
CNA’s operations include its run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and CNA has the ability to increase policy premiums, subject to state regulatory approval.
CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for its long term care business. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, CNA’s actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. CNA’s recorded claim and claim adjustment expense reserves reflect management’s best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations.

CNA’s most recent annual long term care claim experience study was completed in the third quarter of 2019 and resulted in a $56 million pretax reduction in claim and claim adjustment expense reserves primarily due to lower claim severity than anticipated in the reserve estimates. CNA’s 2018 annual long term care claim experience study was completed in the third quarter of 2018 and resulted in a $31 million pretax reduction in claim and claim adjustment expense reserves.
Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies which are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves is fundamental to CNA’s financial results and requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rate and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. As future premium rate increases are generally subject to regulatory approval, the exact timing and size of the approved rate increases are unknown. As a result of this variability, CNA’s long term care reserves may be subject to material increases if actual experience develops adversely to CNA’s expectations.
Annually, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of its claim and claim adjustment expense reserves for structured settlement obligations. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in the Company’s results of operations in the period in which the need for such adjustment is determined. Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions. The most recent third party assessment, performed earlier this year, validated the assumption setting process and confirmed the best estimate assumptions appropriately reflected the experience data at that time.
In the third quarter of 2019, CNA performed the GPV for the long term care future policy benefit reserves. This GPV indicated a premium deficiency primarily driven by lower discount rate assumptions.
Recognition of the premium deficiency resulted in a
$216
million pretax increase in policyholders’ benefits reflected in the Company’s results of operations.
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
Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate. The Company’s operating lease right of use asset was $612 million and the Company’s operating lease liability was $694 million at September 30, 2019.
Operating lease cost was $31 million and $90 million, variable lease cost was $5 million and $14 million and short term lease cost was $1 million and $5 million for the three and nine months ended September 30, 2019. Cash paid for amounts included in operating lease liabilities was $28 million and $87 million for the three and nine months ended September 30, 2019.

2
6

The table below presents the future minimum lease payments to be made under non-cancelable
operating leases as of December 31, 2018:

Year Ended December 31
(In millions)
2019	$75
2020	79
2021	79
2022	68
2023	57
Thereafter	344
Total	$702

The table below presents the maturities of lease liabilities:

Operating
As of September 30, 2019	Leases
(In millions)
2019 (a)	$25
2020	111
2021	109
2022	98
2023	87
Thereafter	435
Total	865
Less: discount	171
Total lease liabilities	$694

(a)	For the three-month period beginning October 1, 2019.

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of September 30, 2019

Weighted average remaining lease term	9.5	Years
Weighted average discount rate	4.7%

7. Debt
CNA Financial
In May of 2019, CNA completed a public offering of $500 million aggregate principal amount of its 3.9% senior notes due May 1, 2029 and used the net proceeds to redeem the entire $500 million outstanding aggregate principal balance of its 5.9% senior notes due August 15, 2020. The redemption of the $500 million senior notes resulted in a loss of $21 million ($15 million after tax and noncontrolling interests) and is included in Interest expense on the Consolidated Condensed Statements of Income for the nine months ended September 30, 2019.
Boardwalk Pipelines
In May of 2019, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 4.8% senior notes due May 3, 2029.
T
he proceeds were used

to

retire the outstanding $350 million aggregate principal amount of
Boardwalk
 Pipeline
s
’

5.8
% senior
notes at maturity and reduce outstanding borrowings under its revolving credit facility.
Consolidated Container
In June of 2019, Consolidated Container entered into a credit agreement providing for a $250 million term loan in conjunction with the acquisitions discussed in Note 2. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.5% and matures on June 14, 2026.

2
7

8. Shareholders’ Equity
Accumulated other comprehensive income (loss)
The tables below present the changes in AOCI by component for the three and nine months ended September 30, 2018 and 2019:

						Total
						Accumulated
	OTTI	Unrealized			Foreign	Other
	Gains	Gains (Losses)	Cash Flow	Pension	Currency	Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)
Balance, July 1, 2018	$17	$244	$13	$(774)	$(125)	$(625)
Other comprehensive income (loss) before reclassifications, after tax of $0, $40, $(2), $0 and $0	(1)	(148)				(149)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $2, $0, $(1) and $0		(10)		8		(2)
Other comprehensive income (loss)	(1)	(158)	-	8	-	(151)
Amounts attributable to noncontrolling interests		17		1		18
Balance, September 30, 2018	$16	$103	$13	$(765)	$(125)	$(758)

Balance, July 1, 2019	$18	$917	$(7)	$(780)	$(145)	$3
Other comprehensive income (loss) before reclassifications, after tax of $0, $(11), $1, $0 and $0		44	(4)		(31)	9
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $0, $0, $(2) and $0		(3)		10		7
Other comprehensive income (loss)	-	41	(4)	10	(31)	16
Amounts attributable to noncontrolling interests		(5)			3	(2)
Balance, September 30, 2019	$18	$953	$(11)	$(770)	$(173)	$17

2
8

						Total
	OTTI Gains	Unrealized Gains (Losses)	Cash Flow	Pension	Foreign Currency	Accumulated Other Comprehensive
	(Losses)	on Investments	Hedges	Liability	Translation	Income (Loss)
(In millions)
Balance, January 1, 2018, as reported	$22	$673	$-	$(633)	$(88)	$(26)
Cumulative effect adjustment from changes in accounting standards, after tax of $0, $8, $0, $0 and $0	4	98		(130)		(28)
Balance, January 1, 2018, as adjusted	26	771	-	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $3, $190, $(4), $0 and $0	(12)	(718)	12		(41)	(759)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0 , $7, $0, $(6) and $0	1	(28)	2	27		2
Other comprehensive income (loss)	(11)	(746)	14	27	(41)	(757)
Amounts attributable to noncontrolling interests	1	78		(1)	4	82
Purchase of Boardwalk Pipelines common units			(1)	(28)		(29)
Balance, September 30, 2018	$16	$103	$13	$(765)	$(125)	$(758)

Balance, January 1, 2019	$14	$57	$5	$(793)	$(163)	$(880)
Other comprehensive income (loss) before reclassifications, after tax of $(2), $(265), $5, $0 and $0	3	999	(16)	(1)	(11)	974
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $(1), $0, $(7) and $0	1	4		26		31
Other comprehensive income (loss)	4	1,003	(16)	25	(11)	1,005
Amounts attributable to noncontrolling interests		(107)		(2)	1	(108)
Balance, September 30, 2019	$18	$953	$(11)	$(770)	$(173)	$17

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item
OTTI gains (losses)	Investment gains (losses)
Unrealized gains (losses) on investments	Investment gains (losses)
Cash flow hedges	Operating revenues and other and Operating expenses and other
Pension liability	Operating expenses and other

2
9

Treasury Stock
The Company repurchased 13.2 million and 17.4 million shares of Loews common stock at an aggregate cost of $642 million and $876 million during the nine months ended September 30, 2019 and 2018.

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

The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 13:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions)
Non-insurance warranty services – CNA Financial	$292	$258	$858	$744

Contract drilling – Diamond Offshore	254	287	704	851
Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	287	274	947	886
Lodging and related services – Loews Hotels & Co	147	167	512	550
Rigid plastic packaging and recycled resin – Corporate	252	223	689	652
Total revenues from contracts with customers	940	951	2,852	2,939
Other revenues	20	37	54	71
Operating revenues and other	$960	$988	$2,906	$3,010

Receivables from contracts with customers
– As of September 30, 2019 and December 31, 2018, receivables from contracts with customers were approximately $428 million and $434 million and are included within Receivables on the Consolidated Condensed Balance Sheets
.
Deferred revenue
– As of September 30, 2019 and December 31, 2018, deferred revenue resulting from contracts with customers was approximately $3.8 billion and $3.5 billion and is primarily related to Deferred non-insurance
warranty revenue as reported on the Consolidated Condensed Balance Sheets. Approximately $778 million and $685 million of revenues recognized during the nine months ended September 30, 2019 and 2018 were included in deferred revenue as of December 31, 2018 and 2017.
Performance obligations
– As of September 30, 2019, approximately $13.1 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipelines and non-insurance
warranty services at CNA. Approximately $0.6 billion will be recognized during the remaining three months of 2019, $2.1 billion in 2020 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer. Therefore, the estimated operating revenues exclude contract drilling dayrate revenue at Diamond Offshore and interruptible service contract revenue at Boardwalk Pipelines.

10. Benefit Plans
The Company and its subsidiaries have several
non-contributory
defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions)
Service cost	$2	$2	$5	$6
Interest cost	29	27	88	82
Expected return on plan assets	(39)	(44)	(119)	(134)
Amortization of unrecognized net loss	10	11	33	32
Settlement charge	1		3	7
Curtailment gain	(1)		(1)
Net periodic (benefit) cost	$2	$(4)	$9	$(7)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In millions)
Interest cost	$1	$1	$2	$2
Expected return on plan assets		(1)	(2)	(3)
Amortization of unrecognized prior service benefit		(1)		(2)
Amortization of unrecognized net gain	(1)	(1)	(1)	(1)
Net periodic (benefit) cost	$-	$(2)	$(1)	$(4)

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
On June 25, 2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Court (the “Proposed Settlement”). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the General Partner, elected to cause the General Partner to exercise its right to purchase the issued and outstanding common units of Boardwalk Pipelines pursuant to Boardwalk Pipelines’ Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”), within a period specified by the Proposed Settlement. On June 29, 2018, the General Partner elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipelines not already owned by the General Partner or its affiliates pursuant to the Limited Partnership Agreement within the period specified by the Proposed Settlement. The transaction was completed on July 18, 2018
.
On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July of 2019. In October of 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. The case will be set for trial in early 2021.

3
1

The Company and its subsidiaries are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any such litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

12. Commitments and Contingencies
CNA Guarantees
In the course of selling business entities and assets to third parties, CNA indemnified purchasers for certain losses, some of which are not limited by a contractual monetary amount. As of September 30, 2019, CNA had outstanding unlimited indemnifications that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
CNA also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of September 30, 2019, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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

3
2

Statements of Income by segment are presented in the following tables.

	CNA	Diamond	Boardwalk	Loews
Three Months Ended September 30, 2019	Financial	Offshore	Pipelines	Hotels & Co	Corporate	Total
(In millions)
Revenues:

Insurance premiums	$1,890					$1,890
Net investment income	487	$2			$36	525
Investment gains	8					8
Non-insurance warranty revenue	292					292
Operating revenues and other	9	249	$296	$156	250	960
Total	2,686	251	296	156	286	3,675
Expenses:
Insurance claims and policyholders’ benefits	1,614					1,614
Amortization of deferred acquisition costs	345					345
Non-insurance warranty expense	278					278
Operating expenses and other	291	322	212	145	264	1,234
Interest	31	31	45	6	31	144
Total	2,559	353	257	151	295	3,615
Income (loss) before income tax	127	(102)	39	5	(9)	60
Income tax (expense) benefit	(20)	10	(10)	(2)	1	(21)
Net income (loss)	107	(92)	29	3	(8)	39
Amounts attributable to noncontrolling interests	(11)	44				33
Net income (loss) attributable to Loews Corporation	$96	$(48)	$29	$3	$(8)	$72

3
3

	CNA	Diamond	Boardwalk	Loews
Three Months Ended September 30, 2018	Financial	Offshore	Pipelines	Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,853					$1,853
Net investment income	487	$2			$5	494
Investment gains	15					15
Non-insurance warranty revenue	258					258
Operating revenues and other	9	287	$279	$190	223	988
Total	2,622	289	279	190	228	3,608

Expenses:

Insurance claims and policyholders’ benefits	1,312					1,312
Amortization of deferred acquisition costs	337					337
Non-insurance warranty expense	235					235
Operating expenses and other	303	311	197	169	244	1,224
Interest	34	34	44	7	27	146
Total	2,221	345	241	176	271	3,254
Income (loss) before income tax	401	(56)	38	14	(43)	354
Income tax (expense) benefit	(66)	5	(10)	(3)	9	(65)
Net income (loss)	335	(51)	28	11	(34)	289
Amounts attributable to noncontrolling interests	(35)	24				(11)
Net income (loss) attributable to Loews Corporation	$300	$(27)	$28	$11	$(34)	$278

3
4

	CNA	Diamond	Boardwalk	Loews
Nine Months Ended September 30, 2019	Financial	Offshore	Pipelines	Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$5,517					$5,517
Net investment income	1,573	$6		$1	$153	1,733
Investment gains	41					41
Non-insurance warranty revenue	858					858
Operating revenues and other	22	705	$969	521	689	2,906
Total	8,011	711	969	522	842	11,055

Expenses:

Insurance claims and policyholders’ benefits	4,323					4,323
Amortization of deferred acquisition costs	1,025					1,025
Non-insurance warranty expense	801					801
Operating expenses and other	854	940	616	464	740	3,614
Interest	120	92	136	16	85	449
Total	7,123	1,032	752	480	825	10,212
Income (loss) before income tax	888	(321)	217	42	17	843
Income tax (expense) benefit	(161)	52	(56)	(14)	(4)	(183)
Net income (loss)	727	(269)	161	28	13	660
Amounts attributable to noncontrolling interests	(77)	132				55
Net income (loss) attributable to Loews Corporation	$650	$(137)	$161	$28	$13	$715

3
5

	CNA	Diamond	Boardwalk	Loews
Nine Months Ended September 30, 2018	Financial	Offshore	Pipelines	Hotels & Co	Corporate	Total
(In milli o ns)

Revenues:

Insurance premiums	$5,453					$5,453
Net investment income	1,483	$6		$1	$61	1,551
Investment gains	21					21
Non-insurance warranty revenue	744					744
Operating revenues and other	30	853	$901	573	653	3,010
Total	7,731	859	901	574	714	10,779

Expenses:

Insurance claims and policyholders’ benefits	3,978					3,978
Amortization of deferred acquisition costs	992					992
Non-insurance warranty expense	676					676
Operating expenses and other	904	927	598	494	714	3,637
Interest	104	92	131	22	81	430
Total	6,654	1,019	729	516	795	9,713
Income (loss) before income tax	1,077	(160)	172	58	(81)	1,066
Income tax (expense) benefit	(181)	59	(24)	(17)	14	(149)
Net income (loss)	896	(101)	148	41	(67)	917
Amounts attributable to noncontrolling interests	(95)	47	(68)			(116)
Net income (loss) attributable to Loews Corporation	$801	$(54)	$80	$41	$(67)	$801

3
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

RESULTS OF OPERATIONS
Consolidated Financial Results
The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions, except per share data)

CNA Financial	$96	$300	$650	$801
Diamond Offshore	(48)	(27)	(137)	(54)
Boardwalk Pipelines	29	28	161	80
Loews Hotels & Co	3	11	28	41
Corporate	(8)	(34)	13	(67)
Net income attributable to Loews Corporation	$72	$278	$715	$801

Basic net income per share	$0.24	$0.88	$2.34	$2.50

Diluted net income per share	$0.24	$0.88	$2.34	$2.49

Net income attributable to Loews Corporation for the three months ended September 30, 2019 was $72 million, or $0.24 per share, compared to $278 million, or $0.88 per share in the comparable 2018 period. Net income attributable to Loews Corporation for the nine months ended September 30, 2019 was $715 million, or $2.34 per share, compared to $801 million, or $2.49 per share in the comparable 2018 period.
Net income for the three and nine months ended September 30, 2019 included a charge of $151 million (after tax and noncontrolling interests) related to the recognition of an active life reserve premium deficiency in the long term care business at CNA that was primarily driven by changes in interest rate assumptions. Absent this charge, net income for the three months ended September 30, 2019 decreased mainly due to lower results at CNA and Diamond Offshore, partially offset by higher parent company net investment income.
Earnings for the nine months ended September 30, 2019 were impacted by the long term care charge at CNA and lower results at Diamond Offshore, partially offset by higher earnings at Boardwalk Pipelines reflecting Loews’s 100% ownership of the company in 2019 as compared to 51% for a portion of the prior year period, and higher parent company net investment income.

CNA Financial
The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Insurance premiums	$1,890	$1,853	$5,517	$5,453
Net investment income	487	487	1,573	1,483
Investment gains	8	15	41	21
Non-insurance warranty revenue	292	258	858	744
Other revenues	9	9	22	30
Total	2,686	2,622	8,011	7,731
Expenses:
Insurance claims and policyholders’ benefits	1,614	1,312	4,323	3,978
Amortization of deferred acquisition costs	345	337	1,025	992
Non-insurance warranty expense	278	235	801	676
Other operating expenses	291	303	854	904
Interest	31	34	120	104
Total	2,559	2,221	7,123	6,654
Income before income tax	127	401	888	1,077
Income tax expense	(20)	(66)	(161)	(181)
Net income	107	335	727	896
Amounts attributable to noncontrolling interests	(11)	(35)	(77)	(95)
Net income attributable to Loews Corporation	$96	$300	$650	$801

Three Months Ended September 30, 2019 Compared to 2018
Net income attributable to Loews Corporation decreased $204 million for the three months ended September 30, 2019 as compared with the 2018 period. Net income decreased primarily as a result of a $216 million charge ($151 million after tax and noncontrolling interests) related to the recognition of a premium deficiency as a result of the third quarter gross premium valuation (“GPV”) in the long term care business and unfavorable net prior year loss reserve development in the current year period.
Nine Months Ended September 30, 2019 Compared to 2018
Net income attributable to Loews Corporation decreased $151 million for the nine months ended September 30, 2019 as compared with the 2018 period driven by the charge related to the recognition of a premium deficiency as a result of the third quarter GPV discussed above and lower favorable net prior year loss reserve development as well as a $15 million charge (after tax and noncontrolling interests) related to the early retirement of debt, partially offset by higher net investment income driven by limited partnership and common stock returns and higher net investment gains. In addition, there was adverse prior year reserve development recorded for the nine months ended September 30, 2018 under the 2010 asbestos and environmental pollution (“A&EP”) loss portfolio transfer as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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
Property & Casualty Operations
In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure changes. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior period are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, excludes business which is mostly ceded to third party captives, including business related to large warranty programs.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,766	$860	$226	$2,852
Gross written premiums excluding third party captives	778	852	226	1,856
Net written premiums	732	775	201	1,708
Net earned premiums	712	813	236	1,761
Net investment income	121	136	17	274
Core income (loss)	153	97	(9)	241

Other performance metrics:
Loss and loss adjustment expense ratio	57.8%	69.3%	69.4%	64.7%
Expense ratio	31.8	31.7	38.0	32.5
Dividend ratio	0.2	0.6		0.4
Combined ratio	89.8%	101.6%	107.4%	97.6%

Rate	6%	4%	10%	6%
Renewal premium change	8	5	6	6
Retention	87	84	71	83
New business	$91	$173	$52	$316

Three Months Ended September 30, 2018

Gross written premiums	$1,715	$758	$230	$2,703
Gross written premiums excluding third party captives	714	756	230	1,700
Net written premiums	688	697	196	1,581
Net earned premiums	684	782	255	1,721
Net investment income	124	144	14	282
Core income	177	127	1	305

Other performance metrics:
Loss and loss adjustment expense ratio	54.5%	63.5%	67.6%	60.5%
Expense ratio	32.3	33.2	36.3	33.3
Dividend ratio	0.2	0.7		0.4
Combined ratio	87.0%	97.4%	103.9%	94.2%

Rate	2%	2%	4%	2%
Renewal premium change	5	4	8	5
Retention	85	84	72	83
New business	$93	$122	$71	$286

Nine Months Ended September 30, 2019	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$5,191	$2,825	$837	$8,853
Gross written premiums excluding third party captives	2,263	2,742	837	5,842
Net written premiums	2,143	2,536	709	5,388
Net earned premiums	2,061	2,339	729	5,129
Net investment income	410	480	47	937
Core income	483	356	14	853

Other performance metrics:
Loss and loss adjustment expense ratio	58.1%	67.6%	64.7%	63.4%
Expense ratio	32.6	32.7	37.5	33.3
Dividend ratio	0.2	0.6		0.4
Combined ratio	90.9%	100.9%	102.2%	97.1%

Rate	4%	3%	7%	4%
Renewal premium change	6	4	5	5
Retention	88	86	69	83
New business	$274	$522	$207	$1,003

Nine Months Ended September 30, 2018

Gross written premiums	$5,222	$2,563	$884	$8,669
Gross written premiums excluding third party captives	2,130	2,483	884	5,497
Net written premiums	2,062	2,339	762	5,163
Net earned premiums	2,039	2,278	739	5,056
Net investment income	376	450	43	869
Core income	531	403	17	951

Other performance metrics:
Loss and loss adjustment expense ratio	55.1%	63.0%	65.0%	60.1%
Expense ratio	31.8	33.3	36.8	33.2
Dividend ratio	0.2	0.7		0.4
Combined ratio	87.1%	97.0%	101.8%	93.7%

Rate	2%	1%	3%	2%
Renewal premium change	5	5	6	5
Retention	84	85	79	84
New business	$266	$462	$247	$975

Three Months Ended September 30, 2019 Compared to 2018
Total gross written premiums increased $149 million for the three months ended September 30, 2019 as compared with the 2018 period. Total net written premiums increased $127 million for the three months ended September 30, 2019 as compared with the 2018 period.
Gross written premiums for Commercial increased $102 million for the three months ended September 30, 2019 as compared with the 2018 period driven by higher new business and rate. Net written premiums for Commercial increased $78 million for the three months ended September 30, 2019 as compared with the 2018 period. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters for Commercial for the three months ended September 30, 2019.
Gross written premiums, excluding third party captives, for Specialty increased $64 million for the three months ended September 30, 2019 as compared with the 2018 period, driven by strong retention and rate. Net written premiums for Specialty increased $44 million for the three months ended September 30, 2019 as compared with the 2018 period. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters for Specialty for the three months ended September 30, 2019.

Gross written premiums for International decreased $4 million for the three months ended September 30, 2019 as compared with the 2018 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $1 million, or 1% driven by growth in Canada largely offset by the premium reduction from Hardy’s strategic exit from certain business classes announced in the fourth quarter of 2018. Net written premiums for International increased $5 million for the three months ended September 30, 2019 as compared with the 2018 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $10 million, or 5%, for the three months ended September 30, 2019 as compared with the 2018 period driven by a change in the timing of ceded reinsurance contract renewals. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters for International for the three months ended September 30, 2019.
Core income decreased $64 million for the three months ended September 30, 2019 as compared with the 2018 period primarily due to unfavorable net prior year loss reserve development partially offset by lower net catastrophe losses.
Net catastrophe losses were $32 million for the three months ended September 30, 2019 as compared with $46 million in the 2018 period. For the three months ended September 30, 2019 and 2018, Specialty had net catastrophe losses of $3 million and $16 million, Commercial had net catastrophe losses of $25 million in both periods and International had net catastrophe losses of $4 million and $5 million.
Unfavorable net prior year loss reserve development of $16 million as compared with favorable net prior year loss reserve development of $60 million was recorded for the three months ended September 30, 2019 and 2018. For the three months ended September 30, 2019 and 2018, Specialty recorded favorable net prior year loss reserve development of $20 million and $53 million and Commercial recorded unfavorable net prior year loss reserve development of $35 million as compared with favorable net prior year loss reserve development of $5 million. For the three months ended September 30, 2019 and 2018, International recorded unfavorable net prior year loss reserve development of $1 million as compared with favorable net prior year loss reserve development of $2 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.
Specialty’s combined ratio increased 2.8 points for the three months ended September 30, 2019 as compared with the 2018 period. The loss ratio increased 3.3 points primarily due to lower favorable net prior year loss reserve development. The expense ratio improved 0.5 points for the three months ended September 30, 2019 as compared with the same period in 2018 driven by a favorable acquisition ratio.
Commercial’s combined ratio increased 4.2 points for the three months ended September 30, 2019 as compared to the 2018 period. The loss ratio increased 5.8 points primarily due to unfavorable net prior year loss development in the current year period. The expense ratio for the three months ended September 30, 2019 improved 1.5 points as compared with the 2018 period driven by a favorable acquisition ratio.
International’s combined ratio increased 3.5 points for the three months ended September 30, 2019 as compared with the 2018 period. The loss ratio increased 1.8 points, driven by unfavorable net prior year loss reserve development in the current year period as compared with favorable development in the prior year period and an increase in large property losses in Hardy and Europe. The expense ratio increased 1.7 points for the three months ended September 30, 2019 as compared with the 2018 period driven by lower net earned premiums.
Nine Months Ended September 30, 2019 Compared to 2018
Total gross written premiums increased $184 million for the nine months ended September 30, 2019 as compared with the 2018 period. Total net written premiums increased $225 million for the nine months ended September 30, 2019 as compared with the 2018 period.
Gross written premiums for Commercial increased $262 million for the nine months ended September 30, 2019 as compared with the 2018 period driven by higher new business and rate. Net written premiums for Commercial increased $197 million for the nine months ended September 30, 2019 as compared with the 2018 period. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters for Commercial for the nine months ended September 30, 2019.
Gross written premiums for Specialty, excluding third party captives, increased $133 million for the nine months ended September 30, 2019 as compared with the 2018 period driven by higher new business, strong retention and rate. Net written premiums for Specialty increased $81 million for the nine months ended September 30, 2019 as compared with the 2018 period. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters for Specialty for the nine months ended September 30, 2019.

Gross written premiums for International decreased $47 million for the nine months ended September 30, 2019 as compared with the 2018 period. Excluding the effect of foreign currency exchange rates, gross written premiums decreased by $17 million, or 2%, for the nine months ended September 30, 2019 as compared with the 2018 period driven by the premium reduction from Hardy’s strategic exit from certain business classes announced in the fourth quarter of 2018. Net written premiums for International decreased $53 million for the nine months ended September 30, 2019 as compared with the 2018 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $25 million, or 3%, for the nine months ended September 30, 2019 as compared with the 2018 period. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters for International for the nine months ended September 30, 2019.
Core income decreased $98 million for the nine months ended September 30, 2019 as compared with the 2018 period primarily due to lower favorable net prior year loss reserve development, partially offset by higher net investment income driven by higher limited partnership and common stock returns.
Net catastrophe losses were $128 million for the nine months ended September 30, 2019 as compared with $106 million in the 2018 period. For the nine months ended September 30, 2019 and 2018, Specialty had net catastrophe losses of $16 million and $22 million, Commercial had net catastrophe losses of $102 million and $73 million and International had net catastrophe losses of $10 million and $11 million.
Favorable net prior year loss reserve development of $29 million and $158 million was recorded for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, Specialty recorded favorable net prior year loss reserve development of $58 million and $127 million, Commercial recorded unfavorable net prior year loss reserve development of $15 million as compared with favorable net prior year loss reserve development of $27 million and International recorded unfavorable net prior year loss reserve development of $14 million as compared with favorable net prior year loss reserve development of $4 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.
Specialty’s combined ratio increased 3.8 points for the nine months ended September 30, 2019 as compared with the 2018 period. The loss ratio increased 3.0 points primarily due to lower favorable net prior year loss reserve development. The expense ratio increased 0.8 points for the nine months ended September 30, 2019 as compared with the 2018 period driven by higher employee costs.
Commercial’s combined ratio increased 3.9 points for the nine months ended September 30, 2019 as compared to the 2018 period. The loss ratio increased 4.6 points driven by the current accident year and unfavorable net prior year loss reserve development in the current year period. The expense ratio for the nine months ended September 30, 2019 improved 0.6 points as compared with the 2018 period driven by a favorable acquisition ratio partially offset by higher employee costs.
International’s combined ratio increased 0.4 points for the nine months ended September 30, 2019 as compared with the 2018 period. The loss ratio improved 0.3 points, driven by improved current accident year underwriting results largely offset by unfavorable net prior year loss reserve development in the current year period. The expense ratio increased 0.7 points for the nine months ended September 30, 2019 as compared with the 2018 period driven by lower net earned premiums.
Other Insurance Operations
The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Net earned premiums	$130	$133	$390	$398
Net investment income	213	205	636	614
Core income (loss)	(139)	12	(139)	(83)

Three Months Ended September 30, 2019 Compared to 2018
Core loss was $139 million, an increase of $151 million for the three months ended September 30, 2019 as compared with the 2018 period. The increase was driven by a $170 million charge related to recognition of an active life reserve premium deficiency partially offset by a $44 million reduction in long term care claim reserves resulting from the annual claim experience study. The favorable claim reserve development was primarily due to lower claim severity than anticipated in the reserve estimates. Core income for the three months ended September 30, 2018 included a $24 million reduction in long term care claim reserves resulting from the 2018 annual claim experience study.
Nine Months Ended September 30, 2019 Compared to 2018
Core loss was $139 million, an increase of $56 million for the nine months ended September 30, 2019 as compared with the 2018 period. The drivers of core income for the nine month period were generally consistent with the three month discussion above. The prior period included non-recurring
costs of $27 million associated with the transition to a new IT infrastructure service provider. In addition, the 2018 period included adverse net prior year reserve development for A&EP under the loss portfolio transfer, as further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.
Long Term Care Policyholder Reserves
Annually, CNA assesses the adequacy of its long term care future policy benefit reserves by performing the GPV to determine if there is a premium deficiency. See the Insurance Reserves section of our MD&A included under Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2018 for further information on the reserving process.
Prior to September 30, 2019, the active life reserves for long term care were based on the actuarial best estimate assumptions established at December 31, 2015 as a result of a reserve unlocking. The September 30, 2018 GPV indicated the carried reserves included a margin of approximately $182 million. The September 30, 2019 GPV indicated a premium deficiency of $216 million and future policy benefit reserves were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2019 represent management’s best estimate assumptions at that date with no margin for adverse deviation. A summary of the changes in the GPV results is presented in the table below:

(In millions)

Long term care active life reserve - change in estimated reserve margin

September 30, 2018 estimated margin	$182

Changes in underlying discount rate assumptions	(280)
Changes in underlying morbidity assumptions	32
Changes in underlying persistency assumptions and inforce policy inventory	(234)
Changes in underlying premium rate action assumptions	58
Changes in underlying expense and other assumptions	26

September 30, 2019 Premium Deficiency	$(216)

The premium deficiency was primarily driven by changes in discount rate assumptions driven by lower expected reinvestment rates, contemplating both near-term market indications and long-term normative assumptions. The premium deficiency was also adversely affected by the recognition of margin in earnings in recent quarters and changes in persistency assumptions, primarily from lower projected active life mortality rates. These unfavorable drivers were partially offset by higher than expected rate increases on active rate increase programs, new planned rate increase filings and favorable changes to the underlying morbidity and expense assumptions.
As a result of the premium deficiency, CNA’s projections no longer indicate a pattern of expected profits in earlier future years followed by expected losses in later future years. As such, CNA will no longer establish additional future policy benefit reserves for profits followed by losses in periods where the long term care business generates core income. The need for these additional future policy benefit reserves will be re-evaluated
in connection with the next GPV, which is expected to be completed in the third quarter of 2020.

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

September 30, 2019	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
5% increase in morbidity	$664
10% increase in morbidity	1,329
Persistency:
5% decrease in active life mortality and lapse	$208
10% decrease in active life mortality and lapse	427
Discount rates:
50 basis point decline in new money interest rates	$309
100 basis point decline in new money interest rates	675
Premium rate actions:
25% decrease in anticipated future premium rate increases	$58
50% decrease in anticipated future premium rate increases	115

The following table summarizes policyholder reserves for CNA’s long term care operations:

September 30, 2019	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care	$2,840	$9,415	$12,255
Structured settlement annuities	519		519
Other	13		13
Total	3,372	9,415	12,787
Shadow adjustments (a)	168	2,664	2,832
Ceded reserves (b)	167	226	393
Total gross reserves	$3,707	$12,305	$16,012

December 31, 2018

Long term care	$2,761	$9,113	$11,874
Structured settlement annuities	530		530
Other	14		14
Total	3,305	9,113	12,418
Shadow adjustments (a)	115	1,250	1,365
Ceded reserves (b)	181	234	415
Total gross reserves	$3,601	$10,597	$14,198

(a)	To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, an increase in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”).

(b)	Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

Non-GAAP
Reconciliation of Core Income (Loss) to Net Income
The following table reconciles core income (loss) to net income attributable to Loews Corporation for the CNA segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Core income (loss):
Property & Casualty Operations	$241	$305	$853	$951
Other Insurance Operations	(139)	12	(139)	(83)
Total core income	102	317	714	868
Investment gains (after tax)	6	12	30	19
Consolidating adjustments including purchase accounting and noncontrolling interests	(12)	(29)	(94)	(86)
Net income attributable to Loews Corporation	$96	$300	$650	$801

Diamond Offshore
Overview
At the end of the third quarter of 2019, the average price for Brent crude oil was at the
$60-per-barrel
level. Industry-wide floater utilization was approximately 66% based on industry analyst reports, which was relatively unchanged from the previous quarter but an increase from approximately 58% for the comparable quarter of 2018. During 2019, there has been a slight improvement in average dayrates in some geographic markets; however, dayrates remain low compared to previous periods, as the increase in oil prices from earlier lows has not resulted in significantly higher dayrates at a sustained or consistent level. Some industry analysts indicate that, based on historical data, utilization rates will have to increase to the 80%-range before pricing power shifts to the drilling contractor from the customer.
During the first nine months of 2019, the number of contract tenders for 2020 and 2021 floater project commencements increased, primarily for work in the North Sea and Australia markets. Presently, many of these tenders have been limited to single-well contracts, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.
From a supply perspective, some industry analysts have reported a three rig decrease in the global supply of floater rigs during the third quarter of 2019. However, the offshore contract drilling market remains oversupplied, providing for a challenging offshore drilling market in the near term. As of the date of this report, industry analysts report that there are approximately 80 stacked or uncontracted floaters and approximately 30 newbuild floaters currently under construction that are scheduled for delivery during the remainder of 2019 through 2022. Of these rigs under construction, some industry analysts report that only one rig is currently contracted for future work. In addition, during the next twelve months, approximately 70 contracted floaters are estimated to be rolling off their current contracts, which will further add to the over-supply of floaters.
As a result of these challenges, Diamond Offshore and other offshore drillers are continuing to actively seek ways to drive efficiency, reduce non-productive
time on rigs and provide technical innovation to customers. Diamond Offshore anticipates that these efficiencies and innovations will result in the faster drilling and completion of wells, leading to lower overall well costs to the benefit of its customers.
Contract Drilling Backlog
Diamond Offshore’s contract drilling backlog was $1.8 billion as of October 1, 2019 (based on information available at that time) and $2.0 billion as of January 1, 2019 (the date reported in our Annual Report on Form
10-K
for the year ended December 31, 2018). The contract drilling backlog by year as of October 1, 2019 is $0.2 billion in 2019 (for the three-month period beginning October 1, 2019), $0.8 billion in 2020 and an aggregate of $0.8 billion in 2021 through 2024. Contract drilling backlog as of October 1, 2019 excludes future gross margin commitments of $30 million for 2019, approximately $25 million for 2020 and an aggregate $75 million in 2021 through 2023, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the three respective periods, pursuant to terms of an existing contract.

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
Results of Operations
The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Net investment income	$2	$2	$6	$6
Contract drilling revenues	242	281	676	834
Other revenues	7	6	29	19
Total	251	289	711	859
Expenses:
Contract drilling expenses	202	188	594	562
Other operating expenses
Impairment of assets				27
Other expenses	120	123	346	338
Interest	31	34	92	92
Total	353	345	1,032	1,019
Loss before income tax	(102)	(56)	(321)	(160)
Income tax benefit	10	5	52	59
Amounts attributable to noncontrolling interests	44	24	132	47
Net loss attributable to Loews Corporation	$(48)	$(27)	$(137)	$(54)

Three Months Ended September 30, 2019 Compared to 2018
Contract drilling revenue decreased $39 million for the three months ended September 30, 2019 as compared with the 2018 period, primarily due to lower average daily revenue earned reflecting the impact of lower dayrates earned under contracts that commenced after the 2018 period. This decrease was partially offset by the effect of incremental revenue earning days, due to fewer non-productive
days and fewer planned shipyard projects and mobilization of rigs. Contract drilling expense increased $14 million for the three months ended September 30, 2019 as compared with the 2018 period, primarily due to increased costs for repairs and maintenance and other rig operating costs, partially offset by the absence of costs for a rig which was sold in the second quarter of 2019.
Net loss attributable to Loews Corporation increased $21 million for the three months ended September 30, 2019 as compared with the 2018 period, reflecting lower margins from contract drilling services, primarily due to lower contract drilling revenues, higher depreciation expense due to capital expenditures since the latter part of 2018 and a loss of $3 million (after tax and noncontrolling interests) on the disposition of assets. These unfavorable impacts on results were partially offset by the absence of costs related to the settlement of a legal claim in the 2018 period.

Nine Months Ended September 30, 2019 Compared to 2018
Contract drilling revenue decreased $158 million for the nine months ended September 30, 2019 as compared with the 2018 period, primarily due to lower average daily revenue earned and the effect of fewer revenue earning days. Contract drilling expense increased $32 million for the nine months ended September 30, 2019 as compared with the 2018 period, primarily due to incremental amortization of previously deferred contract preparation and mobilization costs and increased rig operating costs for the current fleet. These increases were partially offset by reduced costs for the rig that was sold in the second quarter of 2019 and lower fuel costs for the current fleet.
Net loss attributable to Loews Corporation increased $83 million for the nine months ended September 30, 2019 as compared with the 2018 period, reflecting lower margins from contract drilling services, primarily due to lower contract drilling revenues, higher depreciation expense primarily due to capital expenditures and the completion of software implementation projects in 2019 and a lower tax benefit as compared to the prior year period. These unfavorable impacts on results were partially offset by the absence of costs related to the settlement of a legal claim in the 2018 period and the absence of an impairment charge recorded in the 2018 period.
Boardwalk Pipelines
Firm Agreements
A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended September 30, 2019, approximately 88% of Boardwalk Pipelines’ revenues, excluding retained fuel, were derived from fixed fees under firm agreements. Boardwalk Pipelines expects to earn revenues of approximately $10.3 billion from fixed fees under committed firm agreements in place as of September 30, 2019, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $1.2 billion from the comparable amount at December 31, 2018, from contracts entered into during 2019. For Boardwalk Pipelines’ customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues from fixed fees under committed firm agreements may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipelines has recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to September 30, 2019.
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

Results of Operations
The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Other revenue, primarily operating	$296	$279	$969	$901
Total	296	279	969	901
Expenses:
Operating	212	197	616	598
Interest	45	44	136	131
Total	257	241	752	729
Income before income tax	39	38	217	172
Income tax expense	(10)	(10)	(56)	(24)
Amounts attributable to noncontrolling interests				(68)
Net income attributable to Loews Corporation	$29	$28	$161	$80

Three Months Ended September 30, 2019 Compared to 2018
Total revenues increased $17 million for the three months ended September 30, 2019 as compared with the 2018 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $17 million primarily driven by Boardwalk Pipelines’ recently completed growth projects, partially offset by contract restructuring and contract expirations that were recontracted at overall lower average rates.
Operating expenses increased $15 million for the three months ended September 30, 2019 as compared with the 2018 period. Excluding items offset in operating revenues, operating expenses increased $10 million as compared with the prior year period primarily due to higher maintenance project expenses and an increased asset base from recently completed growth projects.
Net income attributable to Loews Corporation increased $1 million for the three months ended September 30, 2019 as compared with the 2018 period due to the changes discussed above.
Nine Months Ended September 30, 2019 Compared to 2018
Total revenues increased $68 million for the nine months ended September 30, 2019 as compared with the 2018 period. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, and net proceeds of approximately $24 million as a result of drawing on letters of credit due to a customer bankruptcy, operating revenues increased $47 million primarily driven by Boardwalk Pipelines’ recently completed growth projects, partially offset by contract restructuring and contract expirations that were recontracted at overall lower average rates.
Operating expenses increased $18 million for the nine months ended September 30, 2019 as compared with the 2018 period. Excluding items offset in operating revenues, operating expenses increased $15 million as compared with the prior year period primarily due to higher maintenance project expenses and an increased asset base from recently completed growth projects.
Net income attributable to Loews Corporation increased $81 million for the nine months ended September 30, 2019 as compared with the 2018 period due to the changes discussed above and the impact of the Company owning 100% of Boardwalk Pipelines, which increased from 51% with the purchase of Boardwalk Pipelines common units on July 18, 2018.

Loews Hotels & Co
The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Operating revenue	$127	$148	$437	$472
Gain on sale of owned hotel		23		23
Revenues related to reimbursable expenses	29	19	85	79
Total	156	190	522	574
Expenses:
Operating	113	129	372	399
Asset impairments at owned hotels		22	11	22
Reimbursable expenses	29	19	85	79
Depreciation	14	16	45	49
Equity income from joint ventures	(11)	(17)	(49)	(55)
Interest	6	7	16	22
Total	151	176	480	516
Income before income tax	5	14	42	58
Income tax expense	(2)	(3)	(14)	(17)
Net income attributable to Loews Corporation	$3	$11	$28	$41

Operating revenues decreased $21 million and $35 million for the three and nine months ended September 30, 2019 as compared with the 2018 periods primarily due to hotel renovations during the three and nine months ended September 30, 2019 and the sale of two owned hotel properties, one of which occurred in the second quarter of 2019 and one of which occurred in the third quarter of 2018. Revenues for the three months ended September 30, 2019 were also impacted by lower management fees of $2 million due to reduced operating revenues at managed properties. In addition, Loews Hotels operating revenues and expenses for the three and nine months ended September 30, 2019 include a $12 million reduction due to the reclassification of services provided to customers by a third party vendor.
Operating expenses decreased $16 million and $27 million for the three and nine months ended September 30, 2019 as compared with the 2018 periods due to the above stated reclassification and the aforementioned sale of an owned hotel in 2018.
Loews Hotels considers events or changes in circumstances that indicate the carrying amount of a long-lived asset may not be recoverable. Asset impairments for the nine months ended September 30, 2019 include charges of $11 million in 2019 related to the write-off
of previously capitalized costs due to the change in plans for an owned property and the sale of another owned property. Asset impairments of $22 million for the three and nine months ended September 30, 2018 reflect reductions in the carrying value of two owned properties.
Interest expense decreased $1 million and $6 million for the three and nine months ended September 30, 2019 as compared with the 2018 periods due to additional capitalized interest on development projects in progress.
Equity income from joint ventures decreased $6 million for both the three and nine months ended September 30, 2019 as compared with the 2018 periods. The decrease for the three months ended September 30, 2019 was primarily due to pre-opening
expenses for properties recently opened and properties currently under development of $2 million. In addition, the threat of Hurricane Dorian negatively impacted results at the properties in the Universal Orlando joint venture. The decrease for the nine months ended September 30, 2019 was primarily due to pre-opening
expenses for properties under development of $8 million partially offset by the improved performance of several properties.
Net income decreased $8 million and $13 million for the three and nine months ended September 30, 2019 as compared to the 2018 period due to the changes discussed above.

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
The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2019 and 2018 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Revenues:
Net investment income	$36	$5	$153	$61
Other revenues	250	223	689	653
Total	286	228	842	714
Expenses:
Operating and other	264	244	740	714
Interest	31	27	85	81
Total	295	271	825	795
Income (loss) before income tax	(9)	(43)	17	(81)
Income tax (expense) benefit	1	9	(4)	14
Net income (loss) attributable to Loews Corporation	$(8)	$(34)	$13	$(67)

Net investment income increased $31 million and $92 million for the three and nine months ended September 30, 2019 as compared with the 2018 periods primarily due to improved performance of equity based investments in the Parent Company trading portfolio, partially offset by lower income from limited partnership investments as a result of lower invested balances.
Other revenues increased $27 million and $36 million for the three and nine months ended September 30, 2019 as compared with the 2018 periods, reflecting an increase in Consolidated Container’s operations of $35 million and $43 million related to acquisitions in 2019. For the three months ended September 30, 2019 as compared with the 2018 period, the increase in revenues was partially offset by the pass-through effect of lower year-over-year resin prices. Consolidated Container’s contracts generally provide for resin price changes to be passed through to its customers on a short-term lag, generally about one month. When a pass-through occurs, revenues and expenses generally change by the same amount so that Consolidated Container’s gross margin returns to the same level as prior to the change in prices.
Operating and other expenses increased $20 million and $26 million for the three and nine months ended September 30, 2019 as compared with the 2018 periods, primarily due to an increase in Consolidated Container’s expenses of $35 million and $44 million related to acquisitions in 2019 and operating personnel expenses at Consolidated Container, partially offset by lower corporate overhead expenses. Interest expenses increased $4 million for the three and nine months ended September 30, 2019 as compared with the 2018 periods, primarily due to incremental borrowings associated with funding Consolidated Container’s 2019 acquisitions.
Net results improved $26 million and $80 million for the three and nine months ended September 30, 2019 as compared with the 2018 periods primarily due to the changes discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Parent Company
Parent Company cash and investments, net of receivables and payables, totaled $3.5 billion at September 30, 2019 as compared to $3.1 billion at December 31, 2018. During the nine months ended September 30, 2019, we received $817 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash inflows also included $183 million from Loews Hotels & Co. Cash outflows included the payment of $643 million to fund treasury stock purchases and $57 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective registration statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.
Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2019, we purchased 13.2 million shares of Loews common stock. As of October 25, 2019, we had purchased an additional 1.8 million shares of Loews common stock at an aggregate cost of $90 million. As of October 25, 2019, there were 297,438,996 shares of Loews common stock outstanding.
Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.
Subsidiaries
CNA’s cash provided by operating activities was $980 million for the nine months ended September 30, 2019 as compared with $868 million for the 2018 period. The increase in cash provided by operating activities was driven by an increase in premiums collected and lower income taxes paid. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs.
CNA declared and paid dividends of $3.05 per share on its common stock, including a special dividend of $2.00 per share, during the nine months ended September 30, 2019. On October 25, 2019, CNA’s Board of Directors declared a quarterly dividend of $0.35 per share on its common stock, payable December 2, 2019 to shareholders of record on November 11, 2019. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.
CNA has an effective shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time.
Dividends from the Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (“Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2019, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department’s prior approval is approximately $1.4 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $116 million during the three months ended December 31, 2018 and $940 million during the nine months ended September 30, 2019. As of September 30, 2019, CCC is able to pay approximately $327 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
Diamond Offshore’s cash provided by operating activities for the nine months ended September 30, 2019 decreased $203 million as compared to the 2018 period, due to lower cash collected from the performance of contract drilling services and higher income tax payments, net of refunds, primarily in Diamond Offshore’s foreign tax jurisdictions. Incremental cash used for operations during the 2019 period was partially offset by a net decrease in cash expenditures related to contract drilling and general and administrative costs.
Diamond Offshore expects capital expenditures for the fourth quarter of 2019 to be approximately $110 million to $130 million for a total spend of approximately $360 million to $380 million in 2019. Capital expenditures in 2019 include spending associated with projects under its capital maintenance and replacement programs, including equipment upgrades for the
Ocean BlackHawk
,
Ocean BlackHornet
and
Ocean Courage
and other large shipyard projects. In addition, other specific projects for 2019 include approximately $110 million in capitalized costs associated with the reactivation and upgrade of the
Ocean Onyx
and approximately $20 million associated with the reactivation of the
Ocean Endeavor.
At September 30, 2019, Diamond Offshore has no significant purchase obligations, except for those related to its direct rig operations, which arise during the normal course of business.

As of October 25, 2019, Diamond Offshore had $1.2 billion available under its credit agreements.
On September 25, 2019, S&P Global Ratings (“S&P”) downgraded Diamond Offshore’s corporate and senior unsecured notes credit ratings to CCC+ from B. The rating outlook from S&P changed to stable from negative. Diamond Offshore’s current corporate credit rating from Moody’s Investor Services (“Moody’s”) is B2 and its current senior unsecured notes credit rating from Moody’s is B3. The rating outlook from Moody’s is negative. These credit ratings are below investment grade and could raise Diamond Offshore’s cost of financing. Consequently, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. These ratings could limit Diamond Offshore’s ability to pursue other business opportunities.
Diamond Offshore will make periodic assessments of its capital spending programs based on industry conditions and will make adjustments if it determines they are required. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore has an effective shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, financial condition, credit ratings, market conditions and other factors beyond its control at the time Diamond Offshore seeks such access.
Boardwalk Pipelines’ cash provided by operating activities increased $81 million for the nine months ended September 30, 2019 compared to the 2018 period primarily due to the change in net income and the timing of receivables.
For the nine months ended September 30, 2019 and 2018, Boardwalk Pipelines’ capital expenditures were $263 million and $345 million, consisting of a combination of growth and maintenance capital. During the nine months ended September 30, 2019 and 2018, Boardwalk Pipelines purchased $13 million and $10 million of natural gas to be used as base gas for its pipeline system.
As of September 30, 2019, Boardwalk Pipelines had $260 million of outstanding borrowings under its credit facility. Boardwalk Pipelines anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations for 2019. Boardwalk Pipelines may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions or for general corporate purposes. Boardwalk Pipelines has an effective shelf registration statement under which it may publicly issue debt securities, warrants or rights from time to time.
Boardwalk Pipelines paid distributions of $77 million for the nine months ended September 30, 2019 and 2018. The Company received distributions of $77 million and $52 million for the nine months ended September 30, 2019 and 2018. The distributions received in 2019 reflect the Company owning 100% of Boardwalk Pipelines, which increased from 51% with the purchase of Boardwalk Pipelines common units on July 18, 2018.
For the nine months ended September 30, 2019, Consolidated Container paid approximately $260 million to complete three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, funded with approximately $250 million of debt financing proceeds and available cash, see Notes 2 and 7 for further discussion.
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
non-redeemable
preferred stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Fixed income securities:
Taxable fixed income securities	$383	$366	$1,151	$1,070
Tax-exempt fixed income securities	79	93	241	298
Total fixed income securities	462	459	1,392	1,368
Limited partnership and common stock investments	18	23	157	96
Other, net of investment expense	7	5	24	19
Pretax net investment income	$487	$487	$1,573	$1,483

Fixed income securities after tax and noncontrolling interests	$337	$338	$1,018	$1,010

Net investment income after tax and noncontrolling interests	$356	$357	$1,147	$1,091

Effective income yield for the fixed income securities portfolio, before tax	4.8%	4.7%	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.9%	3.9%	3.9%
Limited partnership and common stock return	0.9%	0.9%	7.7%	4.0%

Net investment income after tax and noncontrolling interests for the three months ended September 30, 2019 decreased $1 million as compared with the 2018 period. Net investment income after tax and noncontrolling interests increased $56 million for the nine months ended September 30, 2019 as compared with the 2018 period, driven by limited partnership and common stock returns.

Net Investment Gains (Losses)
The components of CNA’s net investment gains (losses) are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$7	$8		$36
States, municipalities and political subdivisions	1	9	$13	35
Asset-backed	(5)	(7)	(19)	(39)
Total fixed maturity securities	3	10	(6)	32
Non-redeemable preferred stock	7	2	60	(23)
Short term and other	(2)	3	(13)	12
Total investment gains	8	15	41	21
Income tax (expense)	(2)	(3)	(11)	(2)
Amounts attributable to noncontrolling interests	(1)	(1)	(3)	(2)
Net investment gains attributable to Loews Corporation	$5	$11	$27	$17

Net investment gains after tax and noncontrolling interests for the three months ended September 30, 2019 decreased $6 million as compared with the 2018 period. The decrease was driven by higher OTTI losses recognized in earnings.
Net investment gains after tax and noncontrolling interests for the nine months ended September 30, 2019 increased $10 million as compared with the 2018 period. The increase was driven by the favorable change in fair value of non-redeemable
preferred stock, partially offset by higher OTTI losses recognized in earnings.
Further information on CNA’s investment gains and losses, including OTTI losses, is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.
Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,432	$114	$4,334	$(24)
AAA	3,057	360	3,027	245
AA	6,731	860	6,510	512
A	9,040	1,112	8,768	527
BBB	16,718	1,670	14,205	274
Non-investment grade	2,481	85	2,702	(73)
Total	$42,459	$4,201	$39,546	$1,461

As of September 30, 2019 and December 31, 2018, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.3 billion of pre-refunded
municipal bonds as of September 30, 2019 and December 31, 2018.

The following table presents CNA’s
available-for-sale
fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2019	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$171	$1
AAA	35	1
AA	29
A	456	4
BBB	568	12
Non-investment grade	609	32
Total	$1,868	$50

The following table presents the maturity profile for these
available-for-sale
fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2019	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$27
Due after one year through five years	377	$12
Due after five years through ten years	1,127	22
Due after ten years	337	16
Total	$1,868	$50

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

	September 30, 2019		December 31, 2018
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$18,003	9.0	$16,212	8.4
Other investments	26,655	4.1	25,428	4.4
Total	$44,658	6.0	$41,640	6.0

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
10-K
for the year ended December 31, 2018.
Short Term Investments
The carrying value of the components of CNA’s Short term investments are presented in the following table:

	September 30, 2019	December 31, 2018
(In millions )

Short term investments:
Commercial paper	$ 1,004	$ 705
U.S. Treasury securities	256	185
Other	234	396
Total short term investments	$ 1,494	$ 1,286

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes in our market risk components as of September 30, 2019. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form
10-K
for the year ended December 31, 2018 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.
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
The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information on our legal proceedings is set forth in Note 11 to the Consolidated Condensed Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors.
Our Annual Report on Form
10-K
for the year ended December 31, 2018 and our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2019 include a detailed discussion of certain risk factors facing the company. No updates or additions have been made to such risk factors as of September 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2 (a) and (b) are inapplicable.
(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2019 - July 31, 2019	341,240	$ 54.18	N/A	N/A

August 1, 2019 - August 31, 2019	1,620,985	48.55	N/A	N/A

September 1, 2019 - September 30, 2019	1,431,981	49.78	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: October 28, 2019	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)