Form 10-K
period 2019-12-31
LOEWS CORP
filed 2020-02-12
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
of the Exchange Act).
    Yes

                                                     No
        X
The aggregate market value of common stock held by
non-affiliates
of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,174,000,000.
As of February 7, 2020, there were 287,770,405 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year are incorporated by reference into Part III of this Report.

LOEWS CORPORATION
INDEX TO ANNUAL REPORT ON
FORM
10-K
FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION
For the Year Ended December 31, 2019

PART I
Item 1.	Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:
•	commercial property and casualty insurance (CNA Financial Corporation, an 89% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary);

•	transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP, a wholly owned subsidiary);

•	operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); and

•	manufacture of rigid plastic packaging solutions (Altium Packaging LLC, formerly known as Consolidated Container Company LLC, a 99% owned subsidiary).

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “the Company,” “Parent Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.
We have five reportable segments comprised of CNA Financial Corporation, Diamond Offshore Drilling, Inc., Boardwalk Pipeline Partners, LP, Loews Hotels Holding Corporation and the Corporate segment. The operations of Altium Packaging LLC are included in the Corporate segment. Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Additional financial information on each of our segments is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
CNA FINANCIAL CORPORATION
CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”) and CNA Insurance Company (Europe) S.A. CNA accounted for 72.3%, 72.0% and 69.8% of our consolidated total revenue for the years ended December 31, 2019, 2018 and 2017.
CNA’s insurance products primarily include commercial property and casualty coverages, including surety. CNA’s services include warranty, risk management, information services and claims administration. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups.
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
Specialty
Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:

Management & Professional Liability
: Management & Professional Liability consists of the following coverages and products:
•	professional liability coverages and risk management services to various professional firms, including architects, real estate agents, accounting firms and law firms;

•	directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size
firms, public as well as privately held firms and
not-for-profit
organizations;

•	insurance products to serve the health care industry including professional and general liability as well as associated standard property and casualty coverages. Key customer groups include aging services, allied medical facilities, dentists, physicians, hospitals, nurses and other medical practitioners.

Surety
: Surety offers small, medium and large contract and commercial surety bonds. Surety provides surety and fidelity bonds in all 50 states.
Warranty and Alternative Risks
: Warranty and Alternative Risks provides extended service contracts and insurance products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles, portable electronic communication devices and other consumer goods. Service contracts are generally distributed by commission-based independent representatives and sold by auto dealerships and retailers in North America to customers in conjunction with the purchase of a new or used vehicle or new consumer goods. Additionally, CNA’s insurance companies may issue contractual liability insurance policies or guaranteed asset protection reimbursement insurance policies to cover the liabilities of these service contracts issued by affiliated entities or third parties.
Commercial
Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace. These property and casualty products are presented in the following insurance groups: Middle Market, Small Business and Other Commercial insurance groups.
International
International underwrites property and casualty coverages on a global basis through its two insurance companies based in the United Kingdom and Luxembourg, a branch operation in Canada as well as through CNA’s Lloyd’s of London (“Lloyd’s”) syndicate. Underwriting activities are managed through three business units that operate across all locations: Property and Energy & Marine, Casualty and Specialty. International is managed from headquarters in London.
Property & Casualty Structure
CNA’s commercial property & casualty underwriting operations presence in the United States of America (“U.S.”) consists of field underwriting locations and centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. CNA’s claim operations presence in the U.S. consists of primary locations where it handles multiple claim types and key business functions, as well as regional claim offices which are aligned with CNA’s underwriting field structure. CNA has property & casualty underwriting operations in Canada, the United Kingdom (“U.K.”) and Continental Europe, as well as access to business placed at Lloyd’s through Syndicate 382.

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
As CNA’s insurance operations are conducted in both domestic and foreign jurisdictions, CNA is subject to a number of regulatory agency requirements applicable to a portion, or all, of CNA’s operations. These include but are not limited to, the State of Illinois Department of Insurance (which is CNA’s global group-wide supervisor), the U.K. Prudential Regulatory Authority and Financial Conduct Authority, the Office of Superintendent of Financial Institutions in Canada, the Luxembourg insurance regulator Commissariat aux Assurances and the Bermuda Monetary Authority.
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
The Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”) provides for a federal government backstop for insured terrorism risks through 2027. The mitigating effect of such law is part of the analysis of CNA’s overall risk posture for terrorism and, accordingly, CNA’s risk positioning may change if such law was modified.

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
Capital adequacy and risk management regulations, referred to as Solvency II, apply to CNA’s European operations and are enacted by the European Commission, the executive body of the European Union (“E.U.”). Additionally, the International Association of Insurance Supervisors (“IAIS”) continues to develop capital requirements as more fully discussed below.
Regulation Outlook:
 The IAIS has recently adopted a Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”) which is focused on the effective group-wide supervision of internationally active insurance groups, such as CNA. As part of ComFrame, the IAIS is developing a global insurance capital standard for insurance groups. While the general parameters of ComFrame have been finalized, many critical areas of the global insurance capital standard are still under consideration. Certain jurisdictional regulatory regimes are subject to revision in response to these global developments.
There have also been definitive developments with respect to prudential insurance supervision unrelated to the IAIS activities. On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (“USTR”) and the E.U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance
(“U.S.-E.U.
Covered Agreement”). The
U.S.-E.U.
Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from E.U. reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. On December 18, 2018, the U.S. Treasury Department, the USTR, and the U.K. announced they formally signed the Bilateral Agreement on Prudential Measures Regarding Insurance and Reinsurance
(“U.S.-U.K.
Covered Agreement”). This Agreement has similar terms as the
U.S.-E.U.
Covered Agreement, and will become effective upon the U.K.’s exit from the E.U.
Because these covered agreements are not self-executing, U.S. state laws will need to be revised to change reinsurance collateral requirements to conform to the provisions within each of the agreements. In addition, the National Association of Insurance Commissioners (“NAIC”) is currently developing an approach to group capital regulation as the current U.S. regulatory regime is based on legal entity regulation. Both the reinsurance collateral requirement change and adoption of group capital regulation must be effected by the states within five years from the signing of the Covered Agreements, or states risk federal preemption. CNA will monitor the modification of state laws and regulations in order to comply with the provisions of the Covered Agreements and assess potential effects on its operations and prospects.

Properties:
 CNA’s principal executive offices are based in Chicago, Illinois. CNA’s subsidiaries maintain office space in various cities throughout the United States and various countries. CNA leases all of its office space.
DIAMOND OFFSHORE DRILLING, INC.
Diamond Offshore Drilling, Inc. (together with its subsidiaries, “Diamond Offshore”) provides contract drilling services to the energy industry around the world with a fleet of 15 offshore drilling rigs consisting of four drillships and 11 semisubmersible rigs. Diamond Offshore accounted for 6.6%, 7.8% and 10.9% of our consolidated total revenue for the years ended December 31, 2019, 2018 and 2017.
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
Fleet Enhancements:
 During early 2019, Diamond Offshore completed the reactivation of the
Ocean Endeavor
, which is currently on contract in the U.K. Diamond Offshore also completed the reactivation and upgrade of the
Ocean Onyx
in late 2019. As part of the upgrade of the
Ocean Onyx
, Diamond Offshore increased the rig’s lower deck load capability, reduced rig motion response and made other technologically desirable enhancements sought by Diamond Offshore’s customers. Diamond Offshore expects the
Ocean Onyx
to commence operating under a long-term contract in Australia in the second quarter of 2020. In addition, Diamond Offshore added enhanced automation features on two of its drillships, the
Ocean BlackHawk
and
Ocean BlackHornet
, during their 2019 shipyard stays for regulatory surveys. Similar projects for its other two drillships are scheduled to be completed in 2020.
Diamond Offshore continues to evaluate further rig acquisition and enhancement opportunities as they arise. However, Diamond Offshore can provide no assurance whether, or to what extent, it will continue to make rig acquisitions and enhancements to its fleet.
Markets:
 The principal markets for Diamond Offshore’s contract drilling services are:
•	the Gulf of Mexico, including the U.S. and Mexico;

•	South America, principally offshore Brazil and Trinidad and Tobago;

•	Australia and Southeast Asia, including Malaysia, Myanmar and Vietnam;

•	Europe, principally offshore the U.K.;

•	East and West Africa; and

•	the Mediterranean.

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
Customers:
 Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2019, 2018 and 2017, Diamond Offshore performed services for 12, 13 and 14 different customers. During 2019, 2018 and 2017, Hess Corporation accounted for 29%, 25% and 16% of Diamond Offshore’s annual total consolidated revenues, Occidental (formerly Anadarko) accounted for 21%, 34% and 25% of Diamond Offshore’s annual total consolidated revenues and Petróleo Brasileiro S.A. accounted for 20%, 16% and 19% of Diamond Offshore’s annual total consolidated revenues. During 2018 and 2017, BP accounted for 11% and 16% of Diamond Offshore’s annual total consolidated revenues. No other customer accounted for 10% or more of Diamond Offshore’s annual total consolidated revenues during 2019, 2018 or 2017.
As of January 1, 2020, Diamond Offshore’s contract backlog was an aggregate $1.6 billion attributable to ten customers, compared to $2.0 billion as of January 1, 2019. Of its current contracted backlog for the years 2020, 2021 and 2022, $0.3 billion, $0.2 billion and $0.1 billion or 43%, 44% and 24% are attributable to Diamond Offshore’s operations in the Gulf of Mexico from three customers.
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

Properties:
 Diamond Offshore owns an office building in Houston, Texas, where its corporate headquarters are located, and offices and other facilities in New Iberia, Louisiana, Aberdeen, Scotland, Macae, Brazil and Ciudad del Carmen, Mexico. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Australia, Brazil, Louisiana, Malaysia, Singapore and the U.K. to support its offshore drilling operations.
BOARDWALK PIPELINE PARTNERS, LP
Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipelines”) is engaged in the business of natural gas and natural gas liquids and hydrocarbons (herein referred to together as “NGLs”) transportation and storage. Boardwalk Pipelines accounted for 8.7%, 8.7% and 9.6% of our consolidated total revenue for the years ended December 31, 2019, 2018 and 2017.
A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) owns, directly and indirectly, the General Partner interest and all of the limited partnership interests of Boardwalk Pipelines.
Boardwalk Pipelines owns and operates approximately 13,610 miles of interconnected natural gas pipelines directly serving customers in 13 states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipelines also owns and operates approximately 445 miles of NGL pipelines in Louisiana and Texas. In 2019, its pipeline systems transported approximately 2.9 trillion cubic feet of natural gas and approximately 86.6 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipelines’ natural gas pipeline systems during 2019 was approximately 8.0 billion cubic feet (“Bcf”). Boardwalk Pipelines’ natural gas storage facilities are comprised of 14 underground storage fields located in four states with aggregate working gas capacity of approximately 205.0 Bcf and Boardwalk Pipelines’ NGL storage facilities consist of 11 salt dome storage caverns located in Louisiana with an aggregate storage capacity of approximately 31.8 MMBbls. Boardwalk Pipelines also owns seven salt dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGL storage operations.
Boardwalk Pipelines’ pipeline and storage systems are described below:
The Gulf South Pipeline Company, LLC (“Gulf South”), effective January 1, 2020, converted from a limited partnership to a limited liability company. Immediately subsequent to the conversion, Boardwalk Pipelines’ Gulf Crossing Pipeline Company LLC, (“Gulf Crossing”) operating subsidiary was merged into Gulf South. The merged pipeline system runs approximately 7,360 miles along the Gulf Coast in the states of Oklahoma, Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day
delivery capacity of 10.5 Bcf per day and average daily throughput for the year ended December 31, 2019 was 4.9 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 83.5 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.
The Texas Gas Transmission, LLC (“Texas Gas”) pipeline system runs approximately 5,980 miles and is located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio with smaller diameter lines extending into Illinois. The pipeline system has a peak-day
delivery capacity of 5.4 Bcf per day and average daily throughput for the year ended December 31, 2019 was 3.1 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.
Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services. These assets provide approximately 48.5 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 285 miles of pipeline assets. Louisiana Midstream owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 175 mile interstate ethylene pipeline that is capable of transporting approximately 4.2 billion pounds of ethylene per year between Texas and Louisiana, where it interconnects with its ethylene distribution system. Throughput for Louisiana Midstream was 86.6 MMBbls for the year ended December 31, 2019.

Boardwalk Texas Intrastate, LLC (“Texas Intrastate”) provides intrastate natural gas transportation services on approximately 255 miles of pipeline located in South Texas. Texas Intrastate is situated to provide access to industrial and liquefied natural gas (“LNG”) export markets, proposed power plants and third-party pipelines for exports to Mexico.
Boardwalk Pipelines has been engaged in several growth projects. Since 2016, Boardwalk Pipelines has placed into service several growth projects that represent more than $1.6 billion of total capital expenditures and provide more than 3.1 Bcf of natural gas transportation capacity to producers, power plants and an LNG export facility. These projects include Boardwalk Pipelines’ Northern Supply Access, Coastal Bend Header, Sulphur Storage and Pipeline Expansion and two power plant projects, one in Louisiana and one in Texas. Boardwalk Pipelines expects to spend approximately $460 million on its growth projects currently under construction through 2022 that are expected to serve increased demand from natural gas end-users
such as power generation plants and industrials, as well as liquids demand from petrochemical facilities. Collectively, these projects represent approximately 1.2 Bcf per day of natural gas transportation to end-users.
These growth projects include two projects that will provide firm transportation services to new power plant customers, one in Mississippi and one in Texas. Boardwalk Pipelines is also progressing with the construction of several NGL growth projects that are expected to provide transportation and storage services and brine supply services to petrochemical and industrial customers in southern Louisiana. All of Boardwalk Pipelines’ growth projects are secured by long-term firm contracts.
Customers:
 Boardwalk Pipelines serves a broad mix of customers, including producers of natural gas, and with end-use
customers, including local distribution companies, exporters of LNG, marketers, electric power generators, industrial users and interstate and intrastate pipelines who, in turn, provide transportation and storage services for end-users.
These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S. Boardwalk Pipelines’ delivery market has diversified over time, with more deliveries going to end-use
customers, whereas, historically its delivery markets were primarily to other pipelines who then delivered to end-use
customers. As of December 31, 2019, Boardwalk Pipelines had approximately $9.3 billion of projected operating revenues under committed firm transportation agreements.
Competition:
 Boardwalk Pipelines competes with numerous other pipelines that provide transportation, storage and other services at many locations along its pipeline systems. Boardwalk Pipelines also competes with pipelines that are attached to natural gas supply sources that are closer to some of its traditional natural gas market areas. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipelines’ traditional customers. For example, as a result of regulators’ policies, capacity segmentation and capacity release have created an active secondary market which increasingly competes with Boardwalk Pipelines’ natural gas pipeline services. Further, natural gas competes with other forms of energy available to Boardwalk Pipelines’ customers, including electricity, coal, fuel oils and alternative fuel sources.
The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. In many cases, the elements of competition, in particular, flexibility, terms of service and reliability, are key differentiating factors between competitors. This is especially the case with capacity being sold on a longer term basis. Boardwalk Pipelines is focused on finding opportunities to enhance its competitive profile in these areas by increasing the flexibility of its pipeline systems, such as modifying them to allow for bi-directional
flows, to meet the demands of customers, such as power generators and industrial users, and is continually reviewing its services and terms of service to offer customers enhanced service options.
Governmental Regulation:
 The Federal Energy Regulatory Commission (“FERC”) regulates Boardwalk Pipelines’ interstate natural gas operating subsidiaries under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”). The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipelines’ natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by the FERC covering certain of their facilities, activities and services. The maximum rates that may be charged by Boardwalk Pipelines’ subsidiaries operating under the FERC’s jurisdiction, for all aspects of the natural gas transportation services they provide, are established through the FERC’s cost-based rate-making process. Key determinants in the FERC’s cost-based rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum rates that may be charged by Boardwalk

Pipelines for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are also established through the FERC’s cost-based rate-making process. The FERC has authorized Boardwalk Pipelines to charge market-based rates for its firm and interruptible storage services for the majority of its other natural gas storage facilities. None of Boardwalk Pipelines’ FERC-regulated entities currently have an obligation to file a new rate case and Gulf South is prohibited from filing a rate case until May 1, 2023, subject to certain exceptions. Texas Intrastate transports natural gas in intrastate commerce under the rules and regulations established by the Texas Railroad Commission and in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services are established under Section 311 of the NGPA and are generally subject to review every five years by the FERC.
Boardwalk Pipelines is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Material Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGL pipeline facilities. Boardwalk Pipelines has authority from PHMSA to operate certain natural gas pipeline assets under issued permits with specific conditions that allow it to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline’s Specified Minimum Yield Strength (“SMYS”). Operating at these pressures allows these pipelines to transport all of the existing natural gas volumes Boardwalk Pipelines has contracted for with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipelines to operate its natural gas pipeline assets at higher pressures and, in the event that PHSMA should elect not to allow Boardwalk Pipelines to operate at these higher pressures, it could affect its ability to transport all of its contracted quantities of natural gas on these pipeline assets, and Boardwalk Pipelines could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations.
PHMSA’s regulations also require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (“HCAs”), high-population areas (also known as moderate consequence areas (“MCAs”), as well as Class 3 and Class 4 areas, which are determined by specific population densities near Boardwalk Pipelines’ pipelines), certain drinking water sources and unusually sensitive ecological areas, along Boardwalk Pipelines’ pipelines and take additional safety measures to protect people and property in these areas. Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Act”). The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Act extended PHMSA’s statutory mandate through September of 2019 and, among other things, required PHMSA to complete its outstanding mandates under the 2011 Act and develop new safety standards for natural gas storage facilities in 2018. Pursuant to the 2016 Act, in December of 2016, PHMSA published an interim final rule that addressed certain safety issues related to natural gas storage facilities, including wells, wellbore tubing and casing. However, in June of 2017, PHMSA temporarily suspended specified enforcement actions pertaining to provisions of the December 2016 interim final rule, as PHMSA announced it would reconsider the interim final rule, and subsequently re-opened
the rule to public comment in October of 2017. The rule has yet to be finalized. In October of 2019, PHMSA released its “Enhanced Emergency Order Procedures” final rule, which replaced an interim final rule issued by the agency in
2016 and empowers PHMSA to respond to imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. In 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in MCAs that do not qualify as HCAs and requiring maximum allowable operating pressure (“MAOP”) validation through re-verification
of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. However, PHMSA has since decided to split this proposed rule which has become known as the “gas Mega Rule,” into three separate rulemaking proceedings. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, and imposes numerous requirements, including MAOP reconfirmation, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. Boardwalk Pipelines is currently evaluating the operational and financial impact related to this final rule which will become effective on July 1, 2020. The remaining rulemakings comprising the gas Mega Rule are expected to be issued in 2020 and will include revised pipeline repair criteria as well as more stringent corrosion control requirements. New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines operations, which could cause it to incur increased capital and operating costs and operational delays. Boardwalk Pipelines also expects new pipeline safety legislation to be proposed and finalized in 2020 that will reauthorize PHMSA pipeline safety programs, which under the 2016 Act expired at the end of September 2019.
The Surface Transportation Board (“STB”) regulates the rates Boardwalk Pipelines charges for interstate service on its ethylene pipelines. The Louisiana Public Service Commission (“LPSC”) regulates the rates Boardwalk Pipelines charges for intrastate service within the state of Louisiana on its petrochemical and NGL pipelines. The STB and LPSC require that Boardwalk Pipelines’ transportation rates are reasonable and that its practices cannot unreasonably discriminate among its shippers.
Boardwalk Pipelines’ operations are also subject to extensive federal, state, and local laws and regulations relating to protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances including hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that Boardwalk Pipelines’ facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Occupational health and safety regulations establish standards protective of workers, both generally and within the pipeline industry.
Many states where Boardwalk Pipelines operates also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in permitting or the development or expansion of projects and the issuance of orders enjoining performance of some or all of Boardwalk Pipelines’ operations in the affected areas. Historically, Boardwalk Pipelines’ environmental compliance costs have not had a material adverse effect on its business, but there can be no assurance that future compliance with existing requirements will not materially affect them, or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities.
Properties:
 Boardwalk Pipelines is headquartered in approximately 103,000 square feet of leased office space located in Houston, Texas. Boardwalk Pipelines also leases approximately 60,000 square feet of office space in Owensboro, Kentucky. Boardwalk Pipelines’ operating subsidiaries own their respective pipeline systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way,
easements, permits, licenses or consents.

LOEWS HOTELS HOLDING CORPORATION
Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 26 hotels. 11 of these hotels are owned by Loews Hotels & Co, 10 are owned by joint ventures in which Loews Hotels & Co has equity interests and five are managed for unaffiliated owners. Loews Hotels & Co’s earnings are derived from the operation of its wholly owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels & Co accounted for 4.6%, 5.4%, and 5.0% of our consolidated total revenue for the years ended December 31, 2019, 2018 and 2017. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, San Diego, California	439
Loews Hotel 1000, Seattle, Washington	120
Loews Hotel Vogue, Montreal, Canada	142
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York	379
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona	398

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Live! by Loews, Arlington, Texas	300
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Aventura Hotel, Orlando, Florida	600
Universal’s Cabana Bay Beach Resort, Orlando, Florida	2,200
Universal’s Endless Summer Resort – Surfside Inn and Suites, Orlando, Florida	750

Management Contract:
Bisha Hotel and Residences, Toronto, Canada	96
Loews Boston Hotel, Boston, Massachusetts	225
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews San Francisco Hotel, San Francisco, California	155
Loews Santa Monica Beach Hotel, Santa Monica, California	347

Note:	Two owned hotels and many of the joint venture hotels are subject to land leases.

Competition:
 Competition from other hotels, lodging and conference facilities, and alternative accommodation providers is vigorous in all locations in which Loews Hotels & Co operates. The demand for hotel rooms is seasonal and dependent on general and local economic conditions. Loews Hotels & Co properties also compete with facilities offering similar services in locations other than those in which its hotels are located. Competition among hotels is based primarily on quality of location, facilities, price and service. Because of the competitive nature of the industry, hotels must continually make expenditures for updating, refurnishing and repairs and maintenance in order to remain competitive.
Recent Developments and Growth Projects:
•	In 2019, Live! by Loews in Arlington, Texas, a 300 guestroom hotel opened. Loews Hotels & Co serves as manager and has a joint venture interest;

•	In 2019, the sale of Loews San Francisco Hotel in San Francisco, California, was completed. Loews Hotel & Co continues to serve as manager, which it is expected to do through March of 2020;

•	In 2019, Universal’s Endless Summer Resort – Surfside Inn and Suites at Universal Orlando, a 750 guestroom hotel opened, and in 2020 Universal’s Endless Summer Resort – Dockside Inn and Suites at Universal Orlando, is expected to open with approximately 2,050 additional guestrooms. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co serves as manager and has a joint venture interest in these hotels;

•	In 2020, Loews Kansas City Hotel in Kansas City, Missouri, an approximately 800 guestroom hotel in which Loews Hotels & Co will serve as manager and has a majority equity interest, is expected to open;

•	In 2020, Live! by Loews in St. Louis, Missouri, an approximately 216 guestroom hotel in which Loews Hotels & Co will serve as manager and has a joint venture interest, is expected to open; and

•	In 2022, Loews Coral Gables Hotel in Coral Gables, Florida, an approximately 242 guestroom hotel in which Loews Hotels & Co will serve as manager and will have a joint venture interest upon completion, is expected to be completed.

ALTIUM PACKAGING LLC
On January 28, 2020, Consolidated Container Company LLC announced that it has rebranded the company as Altium Packaging LLC (together with its subsidiaries, “Altium Packaging”). In addition, Tri State Distribution Inc., a pharmaceutical packaging manufacturer that Altium Packaging acquired in June of 2019, has been rebranded as Altium Healthcare Inc. Altium Packaging is a packaging solutions provider and manufacturer in North America. The business specializes in customized mid-
and
short-run
packaging solutions, serving a diverse customer base in the pharmaceutical, dairy, household chemicals, food/nutraceuticals, industrial/specialty chemicals, water and beverage/juice segments. Altium Packaging develops, manufactures and markets a wide range of extrusion blow-molded and injection molded plastic containers for target markets. In addition, Altium Packaging manufactures commodity and differentiated plastic resins from recycled plastic materials for a variety of end markets. Altium Packaging accounted for 6.2%, 6.2% and 3.6% of our consolidated total revenue for the years ended December 31, 2019, 2018 and 2017.
Customers
: Altium Packaging sells its products to approximately 9,400 customers throughout North America. Altium Packaging’s largest customers for rigid packaging include a diverse customer base of many nationally recognized branded food, beverage, consumer products and pharmaceutical companies. The recycled resins customer base is primarily domestic with customers in several end markets such as packaging, automotive, industrial and consumer goods. Dean Foods Company represented approximately 11% of Altium Packaging’s net sales for the year ended December 31, 2018 and 11% of its net sales, since the date of acquisition, for the year ended December 31, 2017. No other customer accounted for 10% or more of Altium Packaging’s net sales during 2019, 2018 or 2017.

Competition
: Altium Packaging faces competition throughout its product lines from a number of regional and local manufacturers, including smaller firms operating in similar geographic regions and well-established businesses operating nationally. Altium Packaging believes that its long term success is largely dependent on its ability to continue to address logistically complex and technically demanding customer needs, maintain strong relationships with current customers, attract new customers, develop product innovations, provide superior service to its customers and reduce its cost structure.
Properties
: Altium Packaging leases its corporate offices in Atlanta, Georgia and Omaha, Nebraska. It operates 59 manufacturing facilities located throughout the United States and seven facilities located in Canada, of which 59 are leased and seven are owned. In addition, Altium Packaging utilizes 14 warehouse facilities, of which 12 are leased and two are owned.
EMPLOYEE RELATIONS
Including our operating subsidiaries as described below, we employed approximately 18,605 persons at December 31, 2019. CNA employed approximately 5,900 persons. Diamond Offshore employed approximately 2,500 persons, including international crew personnel furnished through independent labor contractors. Boardwalk Pipelines employed approximately 1,235 persons, approximately 100 of whom are union members covered under collective bargaining agreements. Loews Hotels & Co employed approximately 5,700 persons, approximately 1,840 of whom are union members covered under collective bargaining agreements. Altium Packaging employed approximately 3,100 persons, approximately 300 of whom are covered under collective bargaining agreements. We and our subsidiaries have satisfactory labor relations.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

			First
			Became
Name	Position and Offices Held	Age	Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	57	2016
David B. Edelson	Senior Vice President and Chief Financial Officer	60	2005
Richard W. Scott	Senior Vice President and Chief Investment Officer	66	2009
Kenneth I. Siegel	Senior Vice President	62	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board	70	1985
	and Chairman of the Executive Committee
James S. Tisch	Office of the President, President and	67	1981
	Chief Executive Officer
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	66	1987

Andrew H. Tisch and James S. Tisch are brothers and are cousins of Jonathan M. Tisch. None of our other executive officers or directors is related to any other.
All of our executive officers, except for Marc A. Alpert, have served in their current roles at the Company for at least the past five years. Prior to assuming his current role at the Company in July of 2016, Mr. Alpert served as a partner and head of the Public Companies Practice Group at the law firm of Chadbourne & Parke LLP.
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
Item 1A. Risk Factors.
Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, cash flows, financial condition, or equity of one or more of our subsidiaries. We have described below the most significant risks facing us and our subsidiaries. There may be additional risks that we do not yet know of or that we do not currently perceive to be as significant that may also impact our business or the businesses of our subsidiaries.
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
CNA’s active life reserves for long term care policies are based on CNA’s best estimate assumptions as of September 30, 2019, due to a reserve unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for its reserve estimates are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, CNA may be required to increase its reserves. See the Long Term Care Policyholder Reserves portion of the Insurance Reserves section of MD&A in Item 7 for more information.
Estimating future experience for long term care policies is highly uncertain, because the adequacy of the reserves is contingent upon actual experience and CNA’s future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring CNA to add reserves. The required increase in reserves would be recorded as a charge against its earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.
Morbidity and persistency experience, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
A prolonged period during which interest rates remain at levels lower than those anticipated in CNA’s reserving would result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may require changes to its reserves. This risk is more significant for CNA’s long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the Internal Revenue Code may also affect the rate at which CNA discounts its reserves. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of future premium rate increases approved and the level included in CNA’s reserving assumptions may require an increase to its reserves.
CNA is vulnerable to material losses from natural and
man-made
disasters.
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
The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. CNA’s principal reinsurance protection against these large-scale terrorist attacks is the coverage currently provided through TRIPRA through December 31, 2027. However, such coverage is subject to a mandatory deductible and other limitations. It is also possible that future legislation could change or eliminate the program, which could adversely affect CNA’s business by increasing its exposure to terrorism losses, or by lowering its business volume through efforts to avoid that exposure. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Catastrophes and Related Reinsurance. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate. Additionally, catastrophic events could cause CNA to exhaust its available reinsurance limits and could adversely affect the cost and availability of reinsurance.

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
On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2019 is $3.2 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.
CNA is exposed to, and may face adverse developments related to, mass tort claims that could arise from its insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, issues related to altered interpretation of coverage and other new and emerging claim theories.
CNA faces potential exposure to various types of new and emerging mass tort claims including, but not limited to, those related to exposure to potentially harmful products or substances such as glyphosate, lead paint and opioids; claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new claimant activity. Emerging mass tort claim activity, including activity based on such changing judicial interpretations and recent and proposed legislation could materially and adversely affect CNA’s results of operations.
CNA uses analytical models to assist its decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.
CNA uses various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist CNA in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. CNA incorporates numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis.
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
CNA has significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing CNA’s net investment income, while an increase in interest rates may reduce the value of its existing fixed maturity investments, which could reduce CNA’s net unrealized gains included in Accumulated Other Comprehensive Income (“AOCI”). The value of CNA’s fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments CNA holds or in the underlying collateral of the security.
In addition, CNA invests a portion of its assets in limited partnerships which are subject to greater market volatility than its fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments, which may also limit CNA’s ability to withdraw funds from these investments. The timing and amount of income or losses on such investments is inherently variable and can contribute to volatility in reported earnings.
Further, CNA holds a portfolio of commercial mortgage loans. CNA is subject to risk related to the recoverability of loan balances, which is influenced by declines in the estimated cash flows from underlying property leases, fair value of collateral, refinancing risk and the creditworthiness of tenants of the underlying properties, where lease payments directly service the loan. Collecting amounts from borrowers that are less than the amounts recorded would result in a charge to earnings.
As a result of these factors, CNA may not earn an adequate return on its investments, may be required to write down the value of its investments and may incur losses on the disposition of its investments, all of which would result in a charge to CNA’s earnings.

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
The IAIS recently adopted a common framework for the supervision of internationally active insurance groups and continues to develop a group basis Insurance Capital Standard (“ICS”). The NAIC is also developing a group capital standard that is intended to be comparable to the ICS. The development and adoption of these capital standards could increase CNA’s prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase its cost of regulatory compliance.
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
In 2016, the U.K. approved an exit from the E.U., commonly referred to as “Brexit.” While the withdrawal of the U.K. from the E.U. was official as of January 31, 2020, until the transition period ends, there remains a lack of specificity and detail regarding the long term relationship between the two sides and how businesses operating in both jurisdictions may be affected. In any event, effective January 1, 2019, CNA’s E.U. business is no longer handled out of CNA’s U.K. domiciled subsidiary but through its European subsidiary in Luxembourg which was established specifically to address the departure of the U.K. from the E.U. and to ensure CNA’s ability to operate effectively throughout the E.U. As a result, the complexity and cost of regulatory compliance of its European business has increased and will likely continue to result in elevated expenses.

Risks Related to Us and Our Subsidiary, Diamond Offshore
The current protracted downturn in Diamond Offshore’s industry may continue for several more years and it cannot predict if or when it will end.
Over the past several years, crude oil prices have been volatile, reaching a high of $115 per barrel in 2014, declining to $55 per barrel by the end of 2014 and reaching a low of $28 per barrel during 2016. Oil prices recovered to nearly $57 per barrel by the end of 2016 and have continued to fluctuate. As of the date of this Report, Brent crude oil prices were in the mid $50 per barrel range, having started 2020 in the mid-to-upper
$60 per barrel range. As a result of, among other things, this continued volatility in commodity price and its uncertain future, the offshore drilling industry has experienced, and is continuing to experience, a substantial decline in demand for its services, as well as a significant decline in dayrates for contract drilling services. The decline in demand for Diamond Offshore’s contract drilling services and the dayrates for those services has had, and if the industry downturn continues, will continue to have, a material adverse effect on its business. The protracted downturn in Diamond Offshore’s industry will exacerbate many of the other risks included below and other risks that it faces, and Diamond Offshore cannot predict if or when the downturn will end.
The worldwide demand for Diamond Offshore’s drilling services has historically been dependent on the price of oil and, as a result of low oil prices, demand has continued to be depressed in 2019, and there continues a protracted downturn in its industry.
Demand for Diamond Offshore’s drilling services depends in large part upon the oil and natural gas industry’s offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. Beginning in the second half of 2014, oil prices declined significantly, resulting in a sharp decline in the demand for offshore drilling services, including services that Diamond Offshore provides, and materially adversely affecting Diamond Offshore’s operations and cash flows compared to years before the decline. The continuation of low oil prices would make more severe the downturn in Diamond Offshore’s industry and would continue to materially adversely affect many of its customers and, therefore, demand for its services and on its business.
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
Diamond Offshore’s business depends on the level of activity in the offshore oil and gas industry, which has been cyclical, is currently in a protracted downturn and is significantly affected by many factors outside of its control.
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
As a result of the cyclical fluctuations in the market, there have been periods of lower demand, excess rig supply and lower dayrates, followed by periods of higher demand, shorter rig supply and higher dayrates. Diamond Offshore cannot predict the timing or duration of such fluctuations. Periods of lower demand or excess rig supply, such as the current protracted downturn in Diamond Offshore’s industry that is continuing and may continue for several more years, intensify the competition in the industry and often result in periods of lower utilization and lower dayrates.

During these periods, Diamond Offshore’s rigs may not be able to obtain contracts for future work and may be idle for long periods of time or may be able to obtain work only under contracts with lower dayrates or less favorable terms. Additionally, prolonged periods of low utilization and dayrates (such as Diamond Offshore is currently experiencing) have in the past resulted in, and may in the future result in, the recognition of further impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
Diamond Offshore’s industry is highly competitive, with an oversupply and intense price competition.
The offshore contract drilling industry is highly competitive with numerous industry participants, and such competitiveness may be exacerbated by the current protracted downturn in Diamond Offshore’s industry. Some of Diamond Offshore’s competitors are larger companies, have larger or more technologically advanced fleets and have greater financial or other resources than it does. The drilling industry has experienced consolidation and may experience additional consolidation, which could create additional large competitors. Drilling contracts are traditionally awarded on a competitive bid basis. Price is typically the primary factor in determining which qualified contractor is awarded a job.
As of the date of this Report, there are approximately 240 floater rigs currently available to meet customer drilling needs in the offshore contract drilling market, and many of these rigs are not currently contracted and/or are cold stacked. Although there have been over 135 floater rigs scrapped over the past six years, the market remains oversupplied as new rig construction, upgrades of existing drilling rigs, cancelation or termination of drilling contracts and established rigs coming off contract have contributed to the current oversupply, intensifying price competition. In addition, some shipyards own rigs recently constructed or under construction, which are not currently marketed, which, if acquired by Diamond Offshore or its competitors, would further exacerbate the oversupply of rigs. In addition, during industry downturns like the one Diamond Offshore is currently experiencing, rig operators may take lower dayrates and shorter contract durations to keep their rigs operational.
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
In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate Diamond Offshore for the loss of the contract. In some cases, Diamond Offshore’s drilling contracts may permit the customer to terminate the contract without cause, upon little or no notice or without making an early termination payment. During depressed market conditions, such as those currently in effect, certain customers have utilized, and may in the future utilize, such contract clauses to seek to renegotiate or terminate a drilling contract or claim that Diamond Offshore has breached provisions of its drilling contracts in order to avoid their obligations to Diamond Offshore under circumstances where Diamond Offshore believes it is in compliance with the contracts. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond Diamond Offshore’s control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers have sought and may in the future seek to renegotiate the terms of Diamond Offshore’s existing drilling contracts, terminate their contracts without justification or repudiate or otherwise fail to perform their obligations under the contracts. As a result of such contract renegotiations or terminations, Diamond Offshore’s contract backlog has been and may in the future be adversely impacted, it might not recover any compensation (or any recovery it obtains may not fully compensate it for the loss of the contract) and it may be required to idle one or more rigs for an extended period of time.

Diamond Offshore may not be able to renew or replace expiring contracts for its rigs.
As of the date of this Report, all of Diamond Offshore’s current customer contracts will expire between 2020 and 2023. Two of Diamond Offshore’s contracts expire in 2020, six contracts expire in 2021 and two contracts expire in each of 2022 and 2023. Some of Diamond Offshore’s drilling rigs are not currently contracted for continuous utilization between contracts and are being actively marketed for these uncontracted periods. Diamond Offshore’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers at such times. Given the historically cyclical and highly competitive nature of the industry and the likelihood that the current protracted downturn in Diamond Offshore’s industry continues, it may not be able to renew or replace the contracts or it may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below existing dayrates, or that have terms that are less favorable, including shorter durations, than existing contracts. Moreover, Diamond Offshore may be unable to secure contracts for these rigs. Failure to secure contracts for a rig may result in a decision to cold stack the rig, which puts the rig at risk for impairment and may competitively disadvantage the rig as many customers during the current protracted market downturn have expressed a preference for ready or “warm” stacked rigs over cold stacked rigs. If a decision is made to cold stack a rig, Diamond Offshore’s operating costs for the rig are typically reduced, however, it will incur additional costs associated with cold stacking the rig (particularly if it cold stacks a newer rig, such as a drillship or other DP semisubmersible rig, for which cold stacking costs are typically substantially higher than for an older non-DP
rig). In addition, the costs to reactivate a cold stacked rig may be substantial.
Diamond Offshore’s debt levels may limit its liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.
Diamond Offshore’s business is highly capital intensive and dependent on having sufficient cash flow and/or available sources of financing in order to fund its capital expenditure requirements. During 2019, Diamond Offshore’s cash and cash equivalents and marketable securities decreased an aggregate $301 million and during 2018 increased an aggregate $74 million. Based on its cash flow forecast, as of the date of this Report, Diamond Offshore expects to generate aggregate negative cash flows for 2020. If market conditions do not improve, it could continue to generate aggregate negative cash flows in future periods.
As of December 31, 2019, Diamond Offshore had outstanding $2.0 billion of senior notes, maturing at various times from 2023 through 2043. As of February 7, 2020, Diamond Offshore had no outstanding borrowings under its $225 million revolving credit facility maturing in October of 2020, which it may have difficulty replacing upon maturity, or its $950 million revolving credit facility maturing in October of 2023. Diamond Offshore expects to begin to utilize borrowing under its two credit agreements in the first half of 2020 to meet its liquidity requirements and anticipates ending 2020 with a drawn balance under its $950 million credit agreement. As of February 7, 2020, Diamond Offshore had approximately $1.2 billion available under such credit facilities in the aggregate, subject to their respective terms, to meet its short term liquidity requirements.
Diamond Offshore’s ability to meet its debt service obligations is dependent upon its future performance, which is unpredictable and dependent on its ability to manage through the current protracted industry downturn. Diamond Offshore’s levels of indebtedness could have negative consequences to Diamond Offshore, including:
●	it may have difficulty satisfying its obligations with respect to its outstanding debt and, given the challenges to its business presented by the protracted industry downturn, its operational obligations;

●	it may have difficulty obtaining financing, including refinancing for its existing indebtedness upon maturity in the future for working capital, capital expenditures, acquisitions or other purposes;

●	it may need to use a substantial portion of available cash flow from operations to pay interest and principal on its debt, which would reduce the amount of money available to fund working capital requirements, capital expenditures and other general corporate or business activities;

●	vulnerability to the effects of general adverse economic conditions, such as the continuing protracted industry downturn, and adverse operating results, including negative cash flows, could increase;

●	flexibility in planning for, or reacting to, changes in its business and in its industry in general could be limited;

●	it may not have the ability to pursue business opportunities that become available;

●	the amount of debt and the amount it must pay to service its debt obligations could place Diamond Offshore at a competitive disadvantage compared to its competitors that have less debt; and

●	customers may react adversely to its significant debt level and seek alternative service providers.

In addition, Diamond Offshore’s failure to comply with the restrictive covenants in its debt instruments could result in an event of default that, if not cured or waived, could have a material adverse effect on its business. Among other things, these covenants require Diamond Offshore to maintain a specified ratio of its consolidated indebtedness to total capitalization, a specified ratio of the aggregate value of certain of its rigs to the aggregate value of substantially all rigs owned by Diamond Offshore, a specified ratio of the aggregate value of certain of its marketed rigs to the sum of the commitments under the $950 million revolving credit facility plus certain outstanding loans, letter of credit exposures and other indebtedness, limit the ability of its subsidiaries to incur debt and require Diamond Offshore to make a cash collateral deposit if a change in control occurs, as defined in each respective credit facility, within 90 days of the change in control event. The amount of such cash collateral deposit is based on its credit ratings within 90 days of such change in control event.
In 2019, S&P downgraded Diamond Offshore’s corporate and senior unsecured notes credit rating to CCC+ from B and the rating outlook changed to stable from negative. Diamond Offshore’s current corporate credit rating from Moody’s is B2 and its current senior unsecured notes credit rating from Moody’s is B3. The rating outlook from Moody’s is negative. These credit ratings are below investment grade and could raise Diamond Offshore’s cost of financing. Consequently, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. These ratings could limit Diamond Offshore’s ability to pursue other business opportunities or to refinance its indebtedness as it matures.
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
Diamond Offshore’s consolidated effective income tax rate is impacted by the mix between its domestic and international pre-tax
earnings or losses, as well as the mix of the international tax jurisdictions in which it operates. Diamond Offshore cannot provide any assurance as to what its consolidated effective income tax rate will be in the future due to, among other factors, uncertainty regarding the nature and extent of its business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in U.S. and foreign tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts Diamond Offshore has provided for income taxes or deferred tax assets and liabilities in its consolidated financial statements. This variability may cause its consolidated effective income tax rate to vary substantially from one reporting period to another.
Diamond Offshore’s contract drilling expense includes fixed costs that will not decline in proportion to decreases in rig utilization and dayrates.
Diamond Offshore’s contract drilling expense includes all direct and indirect costs associated with the operation, maintenance and support of its drilling equipment, which is often not affected by changes in dayrates and utilization. During periods of reduced revenue and/or activity (like the current protracted industry downturn), certain of Diamond Offshore’s fixed costs will not decline and often it may incur additional operating costs, such as fuel and catering costs, for which the customer generally reimburses Diamond Offshore when a rig is under contract. During times of reduced dayrates and utilization, like the current protracted industry downturn, reductions in costs may not be immediate as Diamond Offshore may incur additional costs associated with cold stacking a rig (particularly if Diamond Offshore cold stacks a newer rig, such as a drillship or other DP semisubmersible rig, for which cold stacking costs are typically substantially higher than for an older non-DP
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
Certain countries are subject to restrictions, sanctions and embargoes imposed by the U.S. government or other governmental or international authorities. These restrictions, sanctions and embargoes may prohibit or limit Diamond Offshore from participating in certain business activities in those countries. Diamond Offshore’s operations are also subject to numerous local, state and federal laws and regulations in the U.S. and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. Laws and regulations protecting the environment have become increasingly stringent, and may in some cases impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. Failure to comply with such laws and regulations could subject Diamond Offshore to civil or criminal enforcement action, for which it may not receive contractual indemnification or have insurance coverage, and could result in the issuance of injunctions restricting some or all of Diamond Offshore’s activities in the affected areas. Diamond Offshore may be required to make significant expenditures for additional capital equipment or inspections and recertifications to comply with existing or new governmental laws and regulations. It is also possible that these laws and regulations may, in the future, add significantly to Diamond Offshore’s operating costs or result in a substantial reduction in revenues associated with downtime required to install such equipment, or may otherwise significantly limit drilling activity.
In addition, these laws and regulations require Diamond Offshore to perform certain regulatory inspections, which it refers to as a special survey. For most of Diamond Offshore’s rigs, these special surveys are due every five years, although the inspection interval for its North Sea rigs is two and one half years. Diamond Offshore’s operations are negatively impacted during these special surveys. These special surveys are generally performed in a shipyard and require scheduled downtime, which can negatively impact operating revenue. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard and inspection, repair and maintenance costs. Repair and maintenance activities may result from the special survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a special survey will vary from year to year, as well as from quarter to quarter. Diamond Offshore’s business may also be negatively impacted by intermediate surveys, which are performed at interim periods between special surveys. Although an intermediate survey normally does not require shipyard time, the survey may require some downtime for the rig. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime and/or the costs or lost revenues associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

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
Diamond Offshore’s operations outside the U.S. accounted for approximately 47%, 41% and 58% of its total consolidated revenues for 2019, 2018 and 2017 and include, or have included, operations in South America, Australia and Southeast Asia, Europe and Mexico. Because Diamond Offshore operates in various regions throughout the world, it is exposed to a variety of risks inherent in international operations, including risks of war or conflicts, political and economic instability and disruption, civil disturbance, acts of piracy, terrorism or other assaults on property or personnel, corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism), changes in global monetary and trade policies, laws and regulations, fluctuations in currency exchange rates, restrictions on currency exchange, controls over the repatriation of income or capital and other risks. Diamond Offshore may not have insurance coverage for these risks, or it may not be able to obtain adequate insurance coverage for such events at reasonable rates. Diamond Offshore’s operations may become restricted, disrupted or prohibited in any country in which any of these risks occur.
In 2016, the U.K. approved an exit from the E.U., commonly referred to as “Brexit”. The U.K. officially left the E.U., on January 31, 2020. Following its departure, the U.K. entered into a transition period that is scheduled to last until December 31, 2020 during which period of time the U.K.’s trading relationship with the E.U. is expected to remain largely the same while the two parties negotiate a trade agreement as well as other aspects of the U.K.’s relationship with the E.U. The impact of Brexit and the future relationship between the U.K. and the E.U. are uncertain for companies that do business in the U.K. and the overall global economy. Approximately 17% of Diamond Offshore’s total revenues for the year ended December 31, 2019 were generated in the U.K. Brexit, or similar events in other jurisdictions, could depress economic activity or impact global markets, including foreign exchange and securities markets, which may have an adverse impact on Diamond Offshore’s business as a result of changes in currency exchange rates, tariffs, treaties and other regulatory matters.
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
Risks Related to Us and Our Subsidiary, Boardwalk Pipelines
Boardwalk Pipelines’ natural gas transportation and storage operations are subject to extensive regulation by the FERC, including rules and regulations related to the rates it can charge for its services and its ability to construct or abandon facilities. Boardwalk Pipelines may not be able to recover the full cost of operating its pipelines, including earning a reasonable return.
Boardwalk Pipelines’ natural gas transportation and storage
operations are subject to extensive regulation by the FERC, including the types, rates and terms of services Boardwalk Pipelines may offer to its customers, construction of new facilities, creation, modification or abandonment of services or facilities and recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect Boardwalk Pipelines’ ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. The FERC can also deny Boardwalk Pipelines the right to abandon certain facilities from service.

The FERC also regulates the rates Boardwalk Pipelines can charge for its natural gas transportation and storage operations. For cost-based services, the FERC establishes both the maximum and minimum rates Boardwalk Pipelines can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. Boardwalk Pipelines may not be able to recover all its costs, including certain costs associated with pipeline integrity, through existing or future rates.
The FERC and/or Boardwalk Pipelines’ customers could challenge the maximum applicable rates that any of its regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement that was issued by the FERC in 2018 may increase the likelihood of such a challenge. Pending legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of Boardwalk Pipelines’ pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service
rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.
Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipelines to increased capital and operating costs and operational delays.
Boardwalk Pipelines’ interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation, and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 3 and 4 areas, as well as areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of Boardwalk Pipelines’ intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect Boardwalk Pipelines’ intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies with respect thereto could cause Boardwalk Pipelines to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in Boardwalk Pipelines incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to its operations or ability to reliably serve its customers. Requirements that are imposed under the 2011 Act or the more recent 2016 Act may also increase Boardwalk Pipelines’ capital and operating costs or impact the operation of its pipelines. For example, in 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in newly defined MCAs that do not qualify as HCAs and requiring MAOP validation through re-verification
of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. New pipeline safety legislation is expected to be proposed and finalized in 2020 that will reauthorize PHMSA pipeline safety programs, which under the 2016 Act expired at the end of September of 2019. Any such new pipeline safety legislation or implementing regulations could impose more stringent or costly compliance obligations on Boardwalk Pipelines and could require it to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis, any or all of which tasks could result in Boardwalk Pipelines incurring increased operating costs that could have a material adverse effect on its costs of providing transportation services.
Boardwalk Pipelines has entered into certain firm transportation contracts with shippers on certain of its expansion projects that utilize the design capacity of certain of its pipeline assets, based upon the authority Boardwalk Pipelines received from PHMSA to operate those pipelines at higher than normal operating pressures of up to 0.80 of the pipeline’s SMYS under issued permits with specific conditions. PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, it could affect Boardwalk Pipelines’ ability to transport all of its contracted quantities of natural gas on these pipeline assets and it could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations.

Boardwalk Pipelines’ actual construction and development costs could exceed its forecasts, its anticipated cash flow from construction and development projects will not be immediate and its construction and development projects may not be completed on time or at all.
Boardwalk Pipelines has been and is currently engaged in several construction projects involving its existing assets and the construction of new facilities for which it has expended or will expend significant capital. Boardwalk Pipelines expects to continue to engage in the construction of additional growth projects and modifications of its system. When Boardwalk Pipelines builds a new pipeline or expands or modifies an existing facility, the design, construction and development occurs over an extended period of time, and it will not receive any revenue or cash flow from that project until after it is placed into commercial service. On Boardwalk Pipelines’ interstate pipelines there are several years between when the project is announced and when customers begin using the new facilities. During this period, Boardwalk Pipelines spends capital and incurs costs without receiving any of the financial benefits associated with the projects. The construction of new assets involves regulatory (federal, state and local), landowner opposition, environmental, activist, legal, political, materials and labor costs, as well as operational and other risks that are difficult to predict and some are beyond Boardwalk Pipelines’ control. A project may not be completed on time or at all due to a variety of factors, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that Boardwalk Pipelines is not aware of when it commits to the project. Any of these events could result in material unexpected costs or have a material adverse effect on Boardwalk Pipelines’ ability to realize the anticipated benefits from its growth projects.
Boardwalk Pipelines’ and its customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which fossil fuels are produced and reduce demand for the services Boardwalk Pipelines provides.
The threat of climate change continues to attract considerable attention in the U.S. and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions, which makes Boardwalk Pipelines operations as well as the operations of its fossil fuel producer customers subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the U.S., no comprehensive climate change legislation has been implemented at the federal level. With the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the Environmental Protection Agency has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain natural gas system sources in the U.S., implement New Source Performance Standards directing the reduction of methane from certain new, modified or reconstructed facilities in the natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the U.S. Various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs and restriction of emissions. At the international level, the non-binding
Paris Agreement requests that nations limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the U.S. has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S., including climate change related pledges made by certain candidates seeking the presidential office in 2020. Declarations made by one or more candidates running for the Democratic nomination for president include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. A new presidential administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the U.S.’ withdrawal from the Paris Agreement. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against fossil fuel producer companies in state or federal court, alleging, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel energy companies as investors in fossil fuel energy companies become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-energy
related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. This could make it more difficult for Boardwalk Pipelines to secure funding for exploration and production or midstream energy business activities.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce fossil fuels or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for fossil fuels, which could reduce demand for Boardwalk Pipelines transportation and storage services. Political, litigation and financial risks may result in its fossil fuel producer customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing their ability to continue to operate in an economic manner, which also could reduce demand for Boardwalk Pipelines’ services.
The price differentials between natural gas supplies and market demand for natural gas have reduced the transportation rates that Boardwalk Pipelines can charge on certain portions of its pipeline systems.
Each year a portion of Boardwalk Pipelines firm natural gas transportation contracts expire and need to be replaced or renewed. Over the past several years, as a result of market conditions, Boardwalk Pipelines has renewed some expiring contracts at lower rates or for shorter terms than in the past. The transportation rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users
such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Market conditions have resulted in a sustained narrowing of basis differentials on certain portions of Boardwalk Pipelines’ pipeline system, which has reduced transportation rates that can be charged in the affected areas and adversely affected the contract terms Boardwalk Pipelines can secure from its customers for available transportation capacity and for contracts being renewed or replaced. The prevailing market conditions may also lead some of its customers to seek to renegotiate existing contracts to terms that are less attractive to Boardwalk Pipelines; for example, seeking a current price reduction in exchange for an extension of the contract term. Boardwalk Pipelines expects these market conditions to continue.
Boardwalk Pipelines is exposed to credit risk relating to default or bankruptcy by its customers.
Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipelines has credit risk with both its existing customers and those supporting its growth projects.
Credit risk exists in relation to Boardwalk Pipelines’ growth projects, both because foundation customers make long term firm capacity commitments to Boardwalk Pipelines for such projects and certain of those foundation customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project results or Boardwalk Pipelines is unable to replace the defaulting customer. Boardwalk Pipelines recently had a customer declare bankruptcy for which it was able to use the credit support to cover a portion of the customer’s remaining long term commitment.
Boardwalk Pipelines’ credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipelines to them under certain NNS and parking and lending (“PAL”) services.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact Boardwalk Pipelines’ business.
Boardwalk Pipelines’ customers, especially producers, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors, including for natural gas the realization of potential LNG exports and demand growth within the power generation market. The declines in the levels of natural gas, oil and NGLs prices experienced in recent history have adversely affected the businesses of Boardwalk Pipelines’ producer customers and reduced the demand for Boardwalk Pipelines’ services and could result in defaults or the non-renewal
of Boardwalk Pipelines’ contracted capacity when existing contracts expire. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and reduce demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could reduce the utilization of capacity on Boardwalk Pipelines’ systems and reduce the demand of its services.
Boardwalk Pipelines’ substantial indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.
Boardwalk Pipelines has a significant amount of indebtedness, which requires significant interest payments. Boardwalk Pipelines’ inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Boardwalk Pipelines’ substantial indebtedness could have important consequences. For example, it could:
•	limit Boardwalk Pipelines’ ability to borrow money for its working capital, capital expenditures, debt service requirements or other general business activities;

•	increase Boardwalk Pipelines’ vulnerability to general adverse economic and industry conditions; and

•	limit Boardwalk Pipelines’ ability to respond to business opportunities, including growing its business through acquisitions.

In addition, the credit agreements governing Boardwalk Pipelines’ current indebtedness contain, and any future debt instruments would likely contain, financial or other restrictive covenants, which impose significant operating and financial restrictions. As a result of these covenants, Boardwalk Pipelines could be limited in the manner in which it conducts its business and may be unable to engage in favorable business activities or finance its future operations or capital needs. Furthermore, a failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on its business.
Boardwalk Pipelines will be permitted, under its revolving credit facility and the indentures governing its notes, to incur additional debt, subject to certain limitations under its revolving credit facility and, in the case of unsecured debt, under the indentures governing the notes. If Boardwalk Pipelines incurs additional debt, its increased leverage could also result in the consequences described above.
Limited access to the debt markets and increases in interest rates could adversely affect Boardwalk Pipelines’ business.
Boardwalk Pipelines anticipates funding its capital spending requirements through its available financing options, including cash generated from operations and borrowings under its revolving credit facility. Changes in the debt markets, including market disruptions, limited liquidity, and an increase in interest rates, may increase the cost of financing as well as the risks of refinancing maturing debt. This may affect its ability to raise needed funding and reduce the amount of cash available to fund its operations or growth projects. If the debt markets were not available, it is not certain if other adequate financing options would be available to Boardwalk Pipelines on terms and conditions that it would find acceptable.

Any disruption in the debt markets could require Boardwalk Pipelines to take additional measures to conserve cash until the markets stabilize or until it can arrange alternative credit arrangements or other funding for its business needs. Such measures could include reducing or delaying business activities, reducing its operations to lower expenses and reducing other discretionary uses of cash. Boardwalk Pipelines may be unable to execute its growth strategy or take advantage of certain business opportunities.
Boardwalk Pipelines does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to its operations.
Boardwalk Pipelines does not own all of the land on which its pipelines and facilities have been constructed, and Boardwalk Pipeline is subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way
or if such
rights-of-way
lapse or terminate. Boardwalk Pipelines obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. Boardwalk Pipelines cannot guarantee that it will always be able to renew, when necessary, existing rights-of-way
or obtain new
rights-of-way
without experiencing significant costs or experiencing landowner opposition. Any loss of these land use rights with respect to the operation of Boardwalk Pipelines’ pipelines and facilities, through its inability to renew right-of-way
contracts or otherwise, could have a material adverse effect on its business.
Rising sea levels, subsidence and erosion could damage Boardwalk Pipelines’ pipelines and the facilities that serve its customers, particularly along coastal waters and offshore in the Gulf of Mexico, which could adversely affect its operations and financial condition.
Boardwalk Pipelines’ pipeline operations along coastal waters and offshore in the Gulf of Mexico could be impacted by rising sea levels, subsidence and erosion. Subsidence issues are also a concern for Boardwalk Pipelines’ pipelines at major river crossings. Rising sea levels, subsidence and erosion could cause serious damage to its pipelines, which could affect its ability to provide transportation services or result in leakage, migration, releases or spills from its operations to surface or subsurface soils, surface water, groundwater or offshore waters, which could result in liability, remedial obligations and/or otherwise have a negative impact on continued operations. Such rising sea levels, subsidence and erosion processes could impact Boardwalk Pipelines’ customers who operate along coastal waters or offshore in the Gulf of Mexico, and they may be unable to utilize Boardwalk Pipelines services. Rising sea levels, subsidence and erosion could also expose Boardwalk Pipelines’ operations to increased risks associated with severe weather conditions and other adverse events and conditions, such as hurricanes and flooding. As a result, Boardwalk Pipelines may incur significant costs to repair and preserve its pipeline infrastructure. Such costs could adversely affect its business, financial condition, results of operations and cash flows. In recent years, local governments and landowners have filed lawsuits in Louisiana against energy companies, alleging that their operations contributed to increased coastal rising seas and erosion and seeking substantial damages.
Boardwalk Pipelines may not be successful in executing its strategy to grow and diversify its business.
Boardwalk Pipelines relies primarily on the revenues generated from its natural gas transportation and storage services. Negative developments in these services have significantly greater impact on Boardwalk Pipelines’ financial condition and results of operations than if it maintained more diverse assets. Boardwalk Pipelines’ ability to grow, diversify and increase cash flows will depend, in part, on its ability to expand its existing business lines and to close and execute on accretive acquisitions. Boardwalk Pipelines may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable. Any such transactions involve potential risks that may include, among other things:
•	the diversion of management’s and employees’ attention from other business concerns;

•	inaccurate assumptions about volume, revenues and project costs, including potential synergies;

•	a decrease in Boardwalk Pipelines’ liquidity as a result of using available cash or borrowing capacity to finance the acquisition or project;

•	a significant increase in interest expense or financial leverage if it incurs additional debt to finance the acquisition or project;

•	inaccurate assumptions about the overall costs of debt;

•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets or the developed assets;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	changes in regulatory requirements or delays of regulatory approvals.

Additionally, acquisitions also contain the following risks:
•	an inability to integrate successfully the businesses Boardwalk Pipelines acquires;

•	the assumption of unknown liabilities for which it is not indemnified, for which its indemnity is inadequate or for which its insurance policies may exclude from coverage;

•	limitations on rights to indemnity from the seller; and

•	customer or key employee losses of an acquired business.

Boardwalk Pipelines’ ability to replace expiring gas storage contracts at attractive rates or on a long-term basis and to sell short-term services at attractive rates or at all are subject to market conditions.
Boardwalk Pipelines owns and operates substantial natural gas storage facilities. The market for the storage and PAL services that it offers is impacted by the factors and market conditions discussed above for Boardwalk Pipelines’ transportation services, and is also impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. When market conditions cause a narrowing of time period price spreads and a decline in the price volatility of natural gas, these factors adversely impact the rates Boardwalk Pipelines can charge for its storage and PAL services.
Boardwalk Pipelines’ operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which it may not be adequately insured.
There are a variety of operating risks inherent in transporting and storing natural gas, ethylene and NGLs, such as leaks and other forms of releases, explosions, fires, cyber-attacks and mechanical problems, which could have catastrophic consequences. Additionally, the nature and location of Boardwalk Pipelines’ business may make it susceptible to catastrophic losses from hurricanes or other named storms, particularly with regard to its assets in the Gulf Coast region, windstorms, earthquakes, hail, and other severe weather. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipelines’ operations, substantial repair costs, personal injury or loss of life, significant damage to property, environmental pollution, impairment of its operations and substantial financial losses. The location of pipelines in HCAs, which includes populated areas, residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.
Boardwalk Pipelines currently possesses property, business interruption, cyber threat and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. The insurance coverage Boardwalk Pipelines does obtain may contain large deductibles or fail to cover certain events, hazards or all potential losses.

Risks Related to Us and Our Subsidiary, Loews Hotels & Co
Loews Hotels & Co’s business may be adversely affected by various operating risks common to the hospitality industry, including competition, excess supply and dependence on business travel and tourism.
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
In addition, Loews Hotels & Co’s properties are subject to various operating risks common to the hospitality industry, many of which are beyond Loews Hotels & Co’s control, including:
•	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as the recent coronavirus;

•	natural or man-made disasters;

•	any material reduction or prolonged interruption of public utilities and services;

•	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business due to adverse economic conditions or otherwise;

•	decreased need for business-related travel due to innovations in business-related technology;

•	competition from other hotels and alternative accommodations, such as Airbnb, in the markets in which Loews Hotels & Co operates;

•	requirements for periodic capital reinvestment to maintain and upgrade hotels;

•	increases in operating costs, including labor (such as from minimum wage increases), workers’ compensation, benefits, insurance, food and beverage, commodity costs, energy and unanticipated costs resulting from force majeure events, due to inflation, new or different federal, state or local governmental regulations, including tariffs, and other factors that may not be offset by increased revenues;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for Loews Hotels & Co’s properties generally as a result of certain labor tactics;

•	changes in the desirability of particular locations or travel patterns of customers, including with respect to the underlying attractions supporting Loews Hotels & Co’s existing and under development immersive destination properties, such as the Universal theme park for its Orlando, Florida properties, the stadiums in Arlington, Texas and St. Louis, Missouri for its Live! by Loews hotels and convention centers for properties in other markets;

•	geographic concentration of operations and customers;

•	shortages of desirable locations for development; and

•	relationships with third-party property owners, developers, landlords and joint venture partners, including the risk that owners and/or partners may terminate management or joint venture agreements.

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
Loews Hotels & Co’s proportion of owned and leased properties, compared to the number of properties that it manages for third-party owners, is larger than that of some of its competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, including:
•	real estate, insurance, zoning, tax, environmental and eminent domain laws;

•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

•	risks associated with the possibility that cost increases will outpace revenue increases and that, in the event of an economic slowdown, a high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•	risks associated with real estate leases, including the possibility of rent increases and the inability to renew or extend upon favorable terms;

•	risks associated with real estate condominiums, including the possibility of special assessments by condominiums Loews Hotels & Co does not control;

•	fluctuations in real estate values and potential impairments in the value of Loews Hotels & Co’s assets; and

•	the relative illiquidity of real estate compared to some other assets.

The hospitality industry is subject to seasonal and cyclical volatility.
The hospitality industry is seasonal in nature. The periods during which Loews Hotels & Co’s properties experience higher revenues vary from property to property, depending principally upon location and the consumer base served. Loews Hotels & Co generally expects revenues and earnings to be lower in the third quarter of each year than in each of the other quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of its industry may contribute to fluctuation in Loews Hotels & Co’s results of operations and financial condition.
Loews Hotels & Co operates in a highly competitive industry, both for customers and for acquisitions and developments of new properties.
The hospitality industry is highly competitive. Loews Hotels & Co’s properties compete with other hotels and alternative accommodations based on a number of factors, including room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of its competitors also have greater financial and marketing resources than Loews Hotels & Co. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms.

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
Loews Hotels & Co from time to time renovates its properties and is currently expanding its portfolio through the ground-up
construction of a number of new developments, including new properties in Orlando, Florida, Kansas City, Missouri, St. Louis, Missouri and Coral Gables, Florida and in the future may similarly develop additional new properties. Often these projects are undertaken with joint venture partners who may also serve as developer. These efforts are subject to a number of risks, including:
•	construction delays or cost overruns (including labor and materials or unforeseeable site conditions) that may increase project costs; cause new development projects to not be completed by lender imposed required completion dates or subject Loews Hotels & Co to cancellation penalties for reservations accepted;

•	obtaining zoning, occupancy and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•	governmental restrictions on the size or kind of development;

•	projects financed with construction debt are subject to interest rate risk as uncertain timing and amount of draws make effective hedging difficult to obtain;

•	force majeure events, including earthquakes, tornados, hurricanes or floods; and

•	design defects that could increase costs.

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
Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2019, seven hotels, representing 50% of rooms in its system, were located at Universal Orlando in Orlando, Florida and eight hotels, representing approximately 56% of rooms in its system, were located in Florida. The concentration of hotels in one region or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments include regional economic downturns, a decline in the popularity of or access to area tourist attractions, such as theme parks, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which it is concentrated. In addition, Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, and which may in the future be intensified as a result of climate change, as well as outbreaks of pandemic or contagious diseases.
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
Risks Related to Us and Our Subsidiary, Altium Packaging
Altium Packaging’s substantial indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.
Altium Packaging has a significant amount of indebtedness, which requires significant interest payments. Its inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Altium Packaging’s substantial indebtedness could have important consequences. For example, it could:

•	limit its ability to borrow money for its working capital, capital expenditures, debt service requirements or other corporate purposes;

•	increase its vulnerability to general adverse economic and industry conditions; and

•	limit its ability to respond to business opportunities, including growing its business through acquisitions.

In addition, the credit agreements governing its current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which impose significant operating and financial restrictions on it. As a result of these covenants, Altium Packaging could be limited in the manner in which it conducts its business and may be unable to engage in favorable business activities or finance future operations or capital needs. Furthermore, a failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on Altium Packaging.
Fluctuations in raw material prices and raw material availability may affect Altium Packaging’s results.
To produce its products, Altium Packaging uses large quantities of plastic resins and recycled plastic materials. It faces the risk that its access to these raw materials may be interrupted or that it may not be able to purchase these raw materials at prices that are acceptable to it. In general, Altium Packaging does not have long-term supply contracts with its suppliers, and its purchases of raw materials are subject to market price volatility. Although Altium Packaging generally is able to pass changes in the prices of raw materials through to its customers over a period of time, it may not always be able to do so or there may be a lag between when its costs increase and when it passes those costs through to its customers. It may not be able to pass through all future raw material price increases in a timely manner or at all due to competitive pressures. In addition, a sustained increase in resin and recycled plastic prices, relative to alternative packaging materials, would make plastic containers less economical for its customers and could result in reductions in the use of plastic containers. Any limitation on its ability to procure its primary raw materials or to pass through price increases in such materials on a timely basis could negatively affect Altium Packaging.
Altium Packaging’s customers may increase their self-manufacturing.
Increased self-manufacturing by Altium Packaging’s customers may have a material adverse impact on its sales volume and financial results. Altium Packaging believes that its customers may engage in self-manufacturing over time at locations where transportation costs are high, and where low complexity and available space to install blow molding equipment exist.
Risks Related to Us and Our Subsidiaries Generally
In addition to the specific risks and uncertainties faced by our subsidiaries, as discussed above, we and all of our subsidiaries face additional risks and uncertainties described below.
Acts of terrorism could harm us and our subsidiaries.
Terrorist attacks and the continued threat of terrorism in the United States or abroad, the continuation or escalation of existing armed hostilities or the outbreak of additional hostilities, including military and other action by the United States and its allies, could have a significant impact on us and the assets and businesses of our subsidiaries. CNA issues coverages that are exposed to risk of loss from an act of terrorism. Terrorist acts or the threat of terrorism could also result in increased political, economic and financial market instability, a decline in energy consumption and volatility in the price of oil and gas, which could affect the market for Diamond Offshore’s drilling services and Boardwalk Pipelines’ transportation and storage services. In addition, future terrorist attacks could lead to reductions in business travel and tourism which could harm Loews Hotels. While our subsidiaries take steps that they believe are appropriate to secure their assets, there is no assurance that they can completely secure them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

Changes in tax laws, regulations or treaties, or the interpretation or enforcement thereof in jurisdictions in which we or our subsidiaries operate could adversely impact us.
Changes in federal, state or foreign tax laws, regulations or treaties applicable to us or our subsidiaries or changes in the interpretation or enforcement thereof could materially and adversely impact our and our subsidiaries’ tax liability, financial condition, results of operations and cash flows, including the amount of cash our subsidiaries have available to distribute to their shareholders, including us. Other potential tax law changes, including further modification of the federal corporate tax rate, the taxation of interest from municipal bonds (and thus the rate at which CNA discounts certain reserves) or foreign earnings could have such material adverse effects.
Our subsidiaries face significant risks related to compliance with environmental laws.
Our subsidiaries have extensive obligations and financial exposure related to compliance with federal, state, local, foreign and international environmental laws, including those relating to the discharge of substances into the environment, the disposal, removal or clean up of hazardous wastes and other activities relating to the protection of the environment. Many of such laws have become increasingly stringent in recent years and may in some cases impose strict liability, which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Diamond Offshore could be liable for damages and costs incurred in connection with oil spills related to its operations, including for conduct of or conditions caused by others. Boardwalk Pipelines is also subject to environmental laws and regulations, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which it disposes of waste, requiring remedial action to remove or mitigate contamination resulting from a spill or other release and requiring capital expenditures to comply with pollution control requirements. In addition, Altium Packaging may be adversely affected by laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Further, existing environmental laws or the interpretation or enforcement thereof may be amended and new laws may be adopted in the future.
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
“cyber attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In particular, the U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences and there have also been reports that hotel chains, among other consumer-facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Breaches of our and our subsidiaries’ computer security infrastructure can result from actions by our employees, vendors, third party administrators or by unknown third parties, and may disrupt our or their operations, cause significant damage to our or their assets and surrounding areas, cause loss of life or serious bodily injury and impact our or their data framework or cause a failure to protect personal information of customers or employees.
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
Some of our subsidiaries’ customer bases are concentrated. For instance, during 2019, two of Diamond Offshore’s customers in the Gulf of Mexico and Diamond Offshore’s three largest customers accounted for 50% and an aggregate of 69% of its annual total consolidated revenues. In addition, the number of customers that it has performed services for declined from 35 in 2014 to 12 in 2019. As of January 1, 2020, Diamond Offshore’s contracted backlog was an aggregate $1.6 billion of which 43%, 44% and 24% is attributable to its operations in the Gulf of Mexico for the years 2020, 2021 and 2022, from three customers. For Boardwalk Pipelines, for 2019, no customer comprised more than 10% or more of its operating revenues. However, as of December 31, 2019, the top ten customers holding future capacity on its pipelines under firm agreements comprised approximately 37% of its future revenues. Altium Packaging also depends on several large customers. The loss of or other problem with a significant customer could have a material adverse impact on these subsidiaries’ businesses and our financial results.
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
Our subsidiaries regularly evaluate their long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Most notably, we could incur impairment charges related to the carrying value of offshore drilling equipment at Diamond Offshore, pipeline and storage assets at Boardwalk Pipelines and hotel properties owned by Loews Hotels.
In particular, Diamond Offshore is currently experiencing declining demand for certain offshore drilling rigs as a result of depressed oil prices and excess rig supply and a protracted downturn in the industry. As a result, Diamond Offshore may incur additional asset impairments, rig retirements and/or rigs being scrapped.
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
The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group set forth below (“Loews Peer Group”) for the five years ended December 31, 2019. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2014 and that all dividends were reinvested.

	2014	2015	2016	2017	2018	2019
Loews Common Stock	100.0	91.98	112.86	121.21	110.84	128.46
S&P 500 Index	100.0	101.38	113.51	138.29	132.23	173.86
Loews Peer Group (a)	100.0	94.68	109.90	113.20	106.21	130.57

(a)	The Loews Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries: Chubb Limited (name change from ACE Limited after it acquired The Chubb Corporation on January 15, 2016), W.R. Berkley Corporation, The Chubb Corporation (included through January 15, 2016 when it was acquired by ACE Limited), Energy Transfer Partners L.P. (included through October 18, 2018 when it merged with Energy Transfer Equity, L.P.), Valaris plc (name change from ENSCO plc), The Hartford Financial Services Group, Inc., Noble Corporation plc, Spectra Energy Corp (included through February 24, 2017 when it was acquired by Enbridge Inc.), Transocean Ltd. and The Travelers Companies, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2019 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in the first column)

Equity compensation plans approved by security holders (a)	3,025,294	$ 41.11	5,597,156
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)	Reflects 2,469,756 outstanding stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan, 531,427 outstanding unvested time-based and performance-based restricted stock units (“RSUs”) and 24,111 deferred vested time-based RSUs awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.

(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders
As of February 3, 2020, we had approximately 700 holders of record of our common stock.
Common Stock Repurchases
During the fourth quarter of 2019, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2019 - October 31, 2019	2,565,169	$ 49.76	N/A	N/A

November 1, 2019 - November 30, 2019	2,161,832	50.38	N/A	N/A

December 1, 2019 - December 31, 2019	3,562,239	50.78	N/A	N/A

Item 6. Selected Financial Data.
The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form
 10-K.

Year Ended December 31	2019	2018	2017 (a)	2016 (a)	2015 (a)

(In millions, except per share data)

Results of Operations:

Revenues	$14,931	$14,066	$13,735	$13,105	$13,415
Income before income tax	$1,119	$834	$1,582	$936	$244
Net income	$871	$706	$1,412	$716	$287
Amounts attributable to noncontrolling interests	61	(70)	(248)	(62)	(27)

Net income attributable to Loews Corporation	$932	$636	$1,164	$654	$260

Diluted net income per share	$3.07	$1.99	$3.45	$1.93	$0.72

Financial Position:

Investments	$51,250	$48,186	$52,226	$50,711	$49,400
Total assets	82,243	78,316	79,586	76,594	76,006
Debt	11,533	11,376	11,533	10,778	10,560
Shareholders’ equity	19,119	18,518	19,204	18,163	17,561
Cash dividends per share	0.25	0.25	0.25	0.25	0.25
Book value per share	65.71	59.34	57.83	53.96	51.67
Shares outstanding	290.97	312.07	332.09	336.62	339.90

(a)	On January 1, 2018, the Company adopted Accounting Standard Update (“ASU”)
2014-09,
“Revenue from Contracts with Customers (Topic 606)” and ASU
2016-01,
“Financial Instruments – Overall (Subtopic
825-10);
Recognition and Measurement of Financial Assets and Financial Liabilities.” Prior period revenues were not adjusted for the adoption of either of these standards.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW
We are a holding company and have five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment, which includes the operations of Altium Packaging LLC (“Altium Packaging”). Each of our operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.
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
For a discussion of changes in results of operations comparing the years ended December 31, 2018 and 2017 for Loews Corporation and its subsidiaries see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the year ended December 31, 2018, filed with the SEC on February 13, 2019.
RESULTS OF OPERATIONS
Consolidated Financial Results
The following table summarizes net income attributable to Loews Corporation by segment and net income per share attributable to Loews Corporation for the years ended December 31, 2019 and 2018:

Year Ended December 31	2019	2018
(In millions, except per share)

CNA Financial	$894	$726
Diamond Offshore	(175)	(112)
Boardwalk Pipelines	209	135
Loews Hotels & Co	(31)	48
Corporate	35	(161)
Net income attributable to Loews Corporation	$932	$636

Basic net income per common share	$3.08	$1.99

Diluted net income per common share	3.07	1.99

2019 Compared with 2018
Consolidated net income attributable to Loews Corporation for 2019 was $932 million, or $3.07 per share, compared to $636 million, or $1.99 per share, in 2018.
Net income for 2019 increased due to higher earnings at CNA and Boardwalk Pipelines, as well as higher parent company net investment income. These increases were partially offset by lower results at Diamond Offshore and Loews Hotels & Co.

CNA Financial
The following table summarizes the results of operations for CNA for the years ended December 31, 2019 and 2018 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Net investment gains or losses, see the Investments section of this MD&A.

Year Ended December 31	2019	2018

(In millions)

Revenues:
Insurance premiums	$7,428	$7,312
Net investment income	2,118	1,817
Investment gains (losses)	49	(57)
Non-insurance warranty revenue	1,161	1,007
Operating revenues and other	32	55
Total	10,788	10,134
Expenses:
Insurance claims and policyholders’ benefits	5,806	5,572
Amortization of deferred acquisition costs	1,383	1,335
Non-insurance warranty expense	1,082	923
Other operating expenses	1,141	1,203
Interest	152	138
Total	9,564	9,171
Income before income tax	1,224	963
Income tax expense	(224)	(151)
Net income	1,000	812
Amounts attributable to noncontrolling interests	(106)	(86)
Net income attributable to Loews Corporation	$894	$726

2019 Compared with 2018
Net income attributable to Loews Corporation increased $168 million in 2019 as compared with 2018 primarily due to higher net investment income driven by limited partnership and common stock returns and favorable current accident year underwriting results. Earnings also benefited from higher net realized investment results driven by the change in fair value of non-redeemable
preferred stock still held as of December 31, 2019 and lower adverse prior year A&EP reserve development. These increases were partially offset by a $151 million charge (after tax and noncontrolling interests) related to the recognition of a premium deficiency as a result of the third quarter 2019 gross premium valuation (“GPV”) and lower favorable net prior period loss reserve development in the current year.
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

In assessing CNA’s insurance operations, the Company utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding from net income (loss) (i) net investment gains or losses, (ii) income or loss from discontinued operations, (iii) any cumulative effects of changes in accounting guidance and (iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. federal tax rate change. In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not reflective of CNA’s primary insurance operations. Core income (loss) is deemed to be a non-GAAP
financial measure and management believes this measure is useful for investors to evaluate its insurance operations.
Property & Casualty Operations
In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, CNA also utilizes renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, represents gross written premiums excluding business which is mostly ceded to third party captives, including business related to large warranty programs.

The following tables summarize the results of CNA’s Property & Casualty Operations for the years ended December 31, 2019 and 2018.

Year Ended December 31, 2019	Specialty	Commercial	International	Total

(In millions, except %)

Gross written premiums	$ 6,900	$ 3,693	$ 1,111	$ 11,704
Gross written premiums excluding third party captives	3,015	3,609	1,111	7,735
Net written premiums	2,848	3,315	971	7,134
Net earned premiums	2,773	3,162	974	6,909
Net investment income	556	654	63	1,273
Core income	671	489	30	1,190

Other performance metrics:
Loss and loss adjustment expense ratio	57.5%	67.3%	64.1%	62.9%
Expense ratio	32.5	32.9	37.7	33.5
Dividend ratio	0.2	0.6		0.3

Combined ratio	90.2%	100.8%	101.8%	96.7%

Rate	5%	3%	8%	5%
Renewal premium change	6	5	7	6
Retention	87	86	71	84
New business	$ 367	$ 683	$ 273	$ 1,323

Year Ended December 31, 2018

Gross written premiums	$ 6,904	$ 3,350	$ 1,150	$ 11,404
Gross written premiums excluding third party captives	2,834	3,267	1,150	7,251
Net written premiums	2,744	3,060	1,018	6,822
Net earned premiums	2,732	3,050	1,001	6,783
Net investment income	439	500	57	996
Core income (loss)	629	357	(19)	967

Other performance metrics:
Loss and loss adjustment expense ratio	55.9%	67.3%	69.8%	63.1%
Expense ratio	32.1	33.1	36.7	33.2
Dividend ratio	0.2	0.7		0.4

Combined ratio	88.2%	101.1%	106.5%	96.7%

Rate	2%	1%	4%	2%
Renewal premium change	5	5	6	5
Retention	85	85	77	84
New business	$ 353	$ 566	$ 307	$ 1,226

2019 Compared with 2018
Total gross written premiums increased $300 million in 2019 as compared with 2018. Total net written premiums increased $312 million in 2019 as compared with 2018.
Gross written premiums for Commercial increased $343 million in 2019 as compared with 2018 driven by higher new business and rate. Net written premiums for Commercial increased $255 million in 2019 as compared with 2018. The increase in net earned premiums was consistent with the trend in net written premiums for Commercial.

Gross written premiums for Specialty, excluding third party captives, increased $181 million in 2019 as compared with 2018 driven by strong retention and rate. Net written premiums for Specialty increased $104 million in 2019 as compared with 2018. The increase in net earned premiums was consistent with the trend in net written premiums for Specialty.
Gross written premiums for International decreased $39 million in 2019 as compared with 2018. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $7 million, driven by the premium reduction from Hardy’s strategic exit from certain business classes announced in the fourth quarter of 2018 largely offset by growth in Canada and Europe. Net written premiums for International decreased $47 million in 2019 as compared with 2018. Excluding the effect of foreign currency exchange rates, net written premiums decreased $16 million. The decrease in net earned premiums was consistent with the trend in net written premiums for International.
Core income increased $223 million in 2019 as compared with 2018 primarily due to higher net investment income driven by limited partnership and common stock returns and improved current accident year underwriting results in International, partially offset by lower favorable net prior year loss reserve development.
Net catastrophe losses were $179 million in 2019 as compared with $252 million in 2018. In 2019 and 2018, Specialty had net catastrophe losses of $15 million and $26 million, Commercial had net catastrophe losses of $154 million and $193 million and International had net catastrophe losses of $10 million and $33 million.
Favorable net prior year loss reserve development of $73 million and $181 million was recorded in 2019 and 2018. In 2019 and 2018, Specialty recorded favorable net prior year loss reserve development of $92 million and $150 million, Commercial recorded favorable net prior year loss reserve development of $2 million as compared with $25 million and International recorded unfavorable net prior year loss reserve development of $21 million as compared with favorable net prior year loss reserve development of $4 million. Further information on net prior year loss reserve development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.
Specialty’s combined ratio increased 2.0 points in 2019 as compared with 2018. The loss ratio increased 1.6 points driven by lower favorable net prior year loss reserve development. The expense ratio increased 0.4 points in 2019 as compared with 2018 driven by higher employee costs.
Commercial’s combined ratio improved 0.3 points in 2019 as compared with 2018. The loss ratio was consistent with the prior year. Less favorable net prior year loss reserve development and unfavorable retrospective premium development were largely offset by lower catastrophe losses. The expense ratio was largely consistent with 2018.
International’s combined ratio improved 4.7 points in 2019 as compared with 2018. The loss ratio improved 5.7 points, driven by improved current accident year underwriting results partially offset by unfavorable net prior year loss reserve development in the current year. The expense ratio increased 1.0 point in 2019 as compared with 2018 driven by lower net earned premiums.
Other Insurance Operations
The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2019 and 2018.

Years Ended December 31	2019	2018
(In millions)

Net earned premiums	$520	$530
Net investment income	845	821
Core loss	(211)	(122)

2019 Compared with 2018
Core loss increased $89 million in 2019 as compared with 2018 driven by a $170 million charge related to recognition of an active life reserve premium deficiency partially offset by a $44 million reduction in long term care claim reserves resulting from the annual claim experience study in the third quarter of 2019. The favorable claim reserve development was primarily due to lower claim severity than anticipated in the reserve estimates. The prior year included a $24 million reduction in long term care reserves resulting from the 2018 annual claim study. Core results benefited from lower adverse net prior year reserve development recorded in 2019 for A&EP under the loss portfolio transfer as further discussed in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. Additionally, 2018 included non-recurring
costs of $27 million associated with the transition to a new IT infrastructure service provider.
Non-GAAP
Reconciliation of Core Income to Net Income
The following table reconciles core income to net income attributable to Loews Corporation for the CNA segment for the years ended December 31, 2019 and 2018:

Year Ended December 31	2019	2018

(In millions)

Core income (loss):
Property & Casualty Operations	$1,190	$967
Other Insurance Operations	(211)	(122)

Total core income	979	845
Investment gains (losses) (after tax)	37	(43)
Consolidating adjustments including purchase accounting and noncontrolling interests	(122)	(76)

Net income attributable to Loews Corporation	$894	$726

Diamond Offshore
Overview
Over the past several years, crude oil prices have been volatile, reaching a high of $115 per barrel in 2014 but dropping to $55 per barrel by the end of 2014. In 2015, oil prices continued to decline, closing at $37 per barrel at the end of the year, and continuing to fall to a low of $28 per barrel during 2016 before recovering to nearly $57 per barrel by the end of 2016. The price of crude oil continued to fluctuate in 2017 and 2018, with oil prices in the $60 per barrel range at the beginning of 2019. As of the date of this Report, Brent crude oil prices were in the mid $50 per barrel range, having started 2020 in the mid-to-upper
$60 per barrel range. As a result of, among other things, this continued volatility in commodity price and its uncertain future, the offshore drilling industry has experienced a substantial decline in demand for its services, as well as a significant decline in dayrates for contract drilling services.
Industry-wide floater utilization was approximately 66% at the end of 2019 based on industry analyst reports, which was unchanged from the third quarter of 2019, but an increase from nearly 60% utilization at the end of 2018. Tendering activity has also increased in some markets, but drilling programs remain primarily short term in nature, with options for future wells. Industry analysts have reported that capital investments are expected to increase slightly in 2020 compared to recent years, but forecasted spending in 2020 remains lower than previous spending levels. Dayrates remain low and pricing power currently remains with the customer, as some industry analysts have indicated that, based on historical data, utilization rates must increase to the 80%-range before pricing power shifts to the drilling contractor.

From a supply perspective, the offshore floater market remains oversupplied with approximately 240 rigs available based on industry reports. Over the last six years, 135 floaters reportedly have been scrapped; however, the pace of rig attrition has now slowed. Industry reports indicate that there remain approximately 25 newbuild floaters on order with scheduled deliveries in 2020 through 2022. Of these newbuild rigs, 16 are scheduled for delivery in 2020, but only one is under contract as of the date of this Report. In addition, over the next twelve months, more than 60 currently contracted floaters are estimated to roll off their contracts, further adding to the oversupply of floaters. This combination of factors points to a continued, challenging offshore drilling market and a continuation of the protracted industry downturn.
Diamond Offshore evaluates its drilling rigs for impairment whenever changes in circumstances indicate that the carrying value may not be recoverable. The current oversupply of rigs, together with the current protracted industry downturn, heightens the risk of the need for future rig impairments.
As a result of the continuing protracted industry downturn and these challenges, Diamond Offshore is continuing to actively seek ways to drive efficiency, reduce non-productive
time and provide technical innovation to its customers. Diamond Offshore expects these innovations and efficiencies to result in faster and safer drilling and completion of wells, leading to lower overall well costs to the benefit of its customers.
Contract Drilling Backlog
Diamond Offshore’s contract drilling backlog was $1.6 billion, $1.8 billion and $2.0 billion as of January 1, 2020 (based on contract information known at that time), October 1, 2019 (the date reported in our Quarterly Report on Form
10-Q
for the quarter ended September 30, 2019) and January 1, 2019 (the date reported in our Annual Report on Form
10-K
for the year ended December 31, 2018). The contract drilling backlog by year as of January 1, 2020 is $802 million in 2020, $486 million in 2021 and an aggregate of $323 million in 2022 through 2023. Contract drilling backlog excludes a future gross margin commitment of approximately $25 million in 2020 and an aggregate of approximately $75 million for the three year period ending December 31, 2023, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the two respective periods, pursuant to terms of an existing contract.
Contract drilling backlog includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue to be earned and the actual periods during which revenues will be earned will be different than the amounts and periods stated above due to various factors affecting utilization such as weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate its contracts, which could adversely affect its reported backlog.
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
Operating expenses represent all direct and indirect costs associated with the operation and maintenance of Diamond Offshore’s drilling equipment. The principal components of Diamond Offshore’s operating expenses include direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance.

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2019 and 2018 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2019	2018

(In millions)

Revenues:
Net investment income	$6	$8
Contract drilling revenues	935	1,060
Other revenues	47	25

Total	988	1,093

Expenses:
Contract drilling expenses	793	723
Other operating expenses:
Impairment of assets		27
Other expenses	474	446
Interest	123	123

Total	1,390	1,319

Loss before income tax	(402)	(226)
Income tax benefit	60	30
Amounts attributable to noncontrolling interests	167	84

Net loss attributable to Loews Corporation	$(175)	$(112)

2019 Compared with 2018
Contract drilling revenue decreased $125 million in 2019 as compared with 2018, primarily due to lower average daily revenue, partially offset by the effect of an increase in revenue earning days and recognition of revenues related to a gross margin commitment from a customer. Contract drilling expense increased $70 million in 2019 as compared with 2018, primarily due to incremental amortization of previously deferred contract preparation and mobilization costs, incremental contract drilling expense for a rig which was reactivated for a new contract in 2019 and increased costs for the 2019 rig fleet. The increase in contract drilling expense was partially offset by reduced costs for a rig which was sold in the second quarter of 2019 and lower fuel costs for the current fleet.
Net loss attributable to Loews Corporation increased $63 million in 2019 as compared with 2018 reflecting lower margins from contract drilling services, primarily driven by lower contract drilling revenue discussed above. The results for 2019 also reflect higher depreciation expense primarily due to capital expenditures and the completion of software implementation projects in 2019, partially offset by the absence of costs related to the settlement of a legal claim in 2018 and a higher income tax benefit.
Boardwalk Pipelines
Overview
Boardwalk Pipelines derives revenues primarily from the transportation and storage of natural gas and natural gas liquids (“NGLs”). Transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, under which the customer pays to transport gas only when capacity is available and used. The transportation rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available natural gas supplies, geographical location of natural gas production, the demand for gas by end-users
such as power plants, petrochemical facilities and liquefied natural gas (“LNG”) export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Rates for short term firm and interruptible transportation services are influenced by shorter term market conditions such as current and forecasted weather.

Boardwalk Pipelines offers firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. The value of Boardwalk Pipelines’ storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as between winter and summer (time period price spreads), price volatility of natural gas and other factors. Boardwalk Pipelines’ storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread, meaning that current price quotes for delivery of natural gas further in the future are higher than in the nearer term), while its lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that current price quotes for delivery of natural gas in the nearer term are higher than further in the future). The value of both storage and PAL services may also be favorably impacted by increased volatility in the price of natural gas, which allows Boardwalk Pipelines to optimize the value of its storage and PAL capacity.
Boardwalk Pipelines also transports and stores NGLs. Contracts for Boardwalk Pipelines’ NGLs services are generally fee based or based on minimum volume requirements, while others are dependent on actual volumes transported. Boardwalk Pipelines’ NGLs storage rates are market-based and contracts are typically fixed price arrangements with escalation clauses. Boardwalk Pipelines is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on its systems. Due to the capital intensive nature of its business, Boardwalk Pipelines’ operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations and not included in a fuel tracker.
Firm Agreements
A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2019, approximately 87% of Boardwalk Pipelines’ revenues, excluding retained fuel, were derived from fixed fees under firm agreements. The table below shows a rollforward of operating revenues under committed firm agreements in place as of December 31, 2018 to December 31, 2019, including agreements for transportation, storage and other services, over the remaining term of those agreements:

As of December 31, 2019

(In millions)

Total projected operating revenues under committed firm agreements as of December 31, 2018	$9,133
Adjustments for:
Actual revenues recognized from firm agreements in 2019 (a)	(1,157)
Firm agreements entered into in 2019	1,353

Total projected operating revenues under committed firm agreements as of December 31, 2019	$9,329

(a)	Reflects an increase of $73 million in Boardwalk Pipelines’ actual 2019 revenues recognized from fixed fees under firm agreements as compared with its expected 2019 revenues from fixed fees under firm agreements, including agreements for transportation, storage and other services as of December 31, 2018, primarily due to an increase from contract renewals that occurred in 2019.

During 2019, Boardwalk Pipelines entered into approximately $1.4 billion of new firm agreements, of which over half were from new growth projects executed in 2019, but will not be placed into commercial service until 2020 or later years. For Boardwalk Pipelines’ customers that are charged maximum tariff rates related to its FERC-regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues reflected in the table may also include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approval. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipelines has recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to December 31, 2019.
Contract Renewals
Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users
such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials) and Boardwalk Pipelines’ storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across Boardwalk Pipelines’ pipeline systems. The amount of change in firm reservation fees under contract reflects the overall market trends, including the impact from Boardwalk Pipelines’ growth projects. Boardwalk Pipelines focuses its marketing efforts on enhancing the value of the capacity that is up for renewal and works with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use
customers with attractive and diverse supply options. If the market perceives the value of Boardwalk Pipelines’ available capacity to be lower than its long term view of the capacity, Boardwalk Pipelines may seek to shorten contract terms until market perception improves.
Over the past several years, as a result of market conditions, Boardwalk Pipelines has renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with its significant pipeline expansion projects that were placed into service in the 2007-2009 timeframe, have expired. A substantial portion of the capacity associated with the pipeline expansion projects was renewed or the contracts were restructured, usually at lower rates or lower volumes. Historically, Boardwalk Pipelines had delivered the majority of production volumes from these pipeline expansion projects to other pipelines. Over the past several years, Boardwalk Pipelines has focused on diversifying its deliveries to end-use
markets. With the capacity becoming available from contract expirations and the capacity created from its new growth projects, Boardwalk Pipelines was able to execute new firm agreements which has resulted in diversifying its deliveries such that over 75% of its projected future firm reservation revenues, from firm agreements in place as of December 31, 2019, are for deliveries to end-use
customers.
Pipeline System Maintenance
Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in Boardwalk Pipelines’ ongoing maintenance costs, including maintenance capital and maintenance expense. In 2019, PHMSA issued the first part of its gas Mega Rule, which imposes numerous requirements, including MAOP reconfirmation, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. The remaining rulemakings comprising the gas Mega Rule are expected to be issued in 2020 and will include revised pipeline repair criteria as well as more stringent corrosion control requirements. It is expected that these new rules will cause Boardwalk Pipelines to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to its ability to reliably serve its customers as described under Item 1A, Risk Factors of this Report.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipelines undertakes will affect the amounts recorded as property, plant and equipment on the Consolidated Balance Sheets or recognize as expenses, which impacts earnings. In 2020, Boardwalk Pipelines expects to spend approximately $370 million to maintain its pipeline systems, of which approximately $155 million is expected to be maintenance capital. In 2019, Boardwalk Pipelines spent $358 million, of which $139 million was recorded as maintenance capital.
Results of Operations
The following table summarizes the results of operations for Boardwalk Pipelines for the years ended December 31, 2019 and 2018 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2019	2018

(In millions)

Revenues:
Operating revenues and other	$1,300	$1,227

Total	1,300	1,227

Expenses:
Operating and other	840	820
Interest	179	176

Total	1,019	996

Income before income tax	281	231
Income tax expense	(72)	(28)
Amounts attributable to noncontrolling interests		(68)

Net income attributable to Loews Corporation	$209	$135

2019 Compared with 2018
Total revenues increased $73 million in 2019 as compared with 2018. Excluding the net effect of items offset in fuel and transportation expense and net proceeds of approximately $24 million as a result of drawing on letters of credit due to a customer bankruptcy, operating revenues increased $53 million primarily driven by Boardwalk Pipelines’ recently completed growth projects, partially offset by contract restructurings and contract expirations that were recontracted at overall lower average rates.
Operating expenses increased $20 million in 2019 as compared with 2018. Excluding items offset in operating revenues, operating expenses increased $18 million as compared with the prior year primarily due to higher maintenance project expenses and an increased asset base from recently completed growth projects.
Net income attributable to Loews Corporation increased $74 million in 2019 as compared with 2018 due to the changes discussed above and the impact of the Company owning 100% of Boardwalk Pipelines, which increased from 51% with the purchase of Boardwalk Pipelines common units on July 18, 2018.

Loews Hotels & Co
The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2019 and 2018 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2019	2018

(In millions)

Revenues:
Operating revenues	$578	$628
Gain on sale of owned hotel		23
Revenues related to reimbursable expenses	114	104

Total	692	755

Expenses:
Operating and other:
Operating	493	533
Asset impairments	99	22
Reimbursable expenses	114	104
Depreciation	61	67
Equity income from joint ventures	(69)	(73)
Interest	22	29

Total	720	682

Income (loss) before income tax	(28)	73
Income tax expense	(3)	(25)

Net income (loss) attributable to Loews Corporation	$(31)	$48

2019 Compared with 2018
Operating revenues decreased $50 million as compared with 2018 primarily due to an increase in hotel renovations, which reduced the number of available guestrooms at several hotel properties, and the sale of two owned hotel properties, one in the second quarter of 2019 and one in the third quarter of 2018. Revenues were also impacted by lower management fees due to reduced operating revenues at managed properties. In addition, Loews Hotels operating revenues and expenses for 2019 each include a $15 million reduction due to the reclassification of services provided to customers by a third party vendor.
Operating expenses decreased $40 million as compared with 2018 due to the above stated reclassification and the aforementioned sales of owned hotels in 2019 and 2018.
Loews Hotels considers events or changes in circumstances that indicate the carrying amount of a long-lived asset may not be recoverable. During 2019 and 2018, Loews Hotels determined that certain properties, each of which represent an asset group, had carrying values that were not recoverable, and therefore recorded impairment charges of $99 million and $22 million to reduce these properties carrying values to their estimated fair values. There were four properties identified in 2019 and two in 2018.
Interest expense decreased $7 million as compared with 2018 due to additional capitalized interest on development projects in progress.
Equity income from joint ventures decreased $4 million as compared with 2018 primarily due to pre-opening
expenses for properties recently opened and properties currently under development.
Corporate
Corporate operations consist primarily of investment income at the Parent Company, operating results of Altium Packaging, Parent Company interest expenses and other Parent Company administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

The following table summarizes the results of operations for Corporate for the years ended December 31, 2019 and 2018 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2019	2018

(In millions)

Revenues:
Net investment income (loss)	$230	$(10)
Operating revenues and other	933	867

Total	1,163	857

Expenses:
Operating and other	1,004	956
Interest	115	108

Total	1,119	1,064

Income (loss) before income tax	44	(207)
Income tax (expense) benefit	(9)	46

Net income (loss) attributable to Loews Corporation	$35	$(161)

2019 Compared with 2018
Net investment income was $230 million in 2019 as compared with a loss of $10 million in 2018, primarily due to improved performance from equity based investments in the Parent Company trading portfolio, partially offset by lower income from limited partnership investments as a result of lower invested balances.
Operating revenues and other include Altium Packaging revenues of $932 million and $867 million for 2019 and 2018. The increase of $65 million in 2019 as compared with 2018, reflects an increase of $97 million related to acquisitions in 2018 and 2019. This increase was partially offset by lower volumes in the existing business and the pass-through effect of lower year-over-year resin prices. Altium Packaging’s contracts generally provide for resin price changes to be passed through to its customers on a short-term lag, generally about one month. When a pass-through occurs, revenues and expenses generally change by the same amount so that Altium Packaging’s gross margin returns to the same level as prior to the change in prices.
Operating and other expenses include Altium Packaging operating expenses of $913 million and $828 million for 2019 and 2018, which include depreciation and amortization expense. The increase in Altium Packaging’s operating expenses of $85 million in 2019 as compared with 2018 is primarily due to an increase of $96 million related to acquisitions in 2018 and 2019, partially offset by lower cost of goods sold due to lower volumes and lower resin prices.
Corporate Operating and other expenses were $91 million and $128 million for 2019 and 2018. The $37 million decrease from 2018 to 2019 stems from lower gross Parent Company expenses, severance costs incurred in 2018, the netting of investment expenses against investment income in 2019 and higher allocations to the subsidiaries in 2019.
LIQUIDITY AND CAPITAL RESOURCES
Parent Company
Parent Company cash and investments, net of receivables and payables, totaled $3.3 billion at December 31, 2019 as compared to $3.1 billion at December 31, 2018. In 2019, we received $927 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash inflows also included $183 million from Loews Hotels & Co. Cash outflows included the payment of $1.1 billion to fund treasury stock purchases and $76 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on Form
S-3
on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. In 2019, we purchased 21.5 million shares of Loews common stock. As of February 7, 2020, we had purchased an additional 3.3 million shares of Loews common stock in 2020 at an aggregate cost of $172 million. As of February 7, 2020, there were 287,770,405 shares of Loews common stock outstanding.
In July of 2019, Fitch Ratings Inc., affirmed our unsecured debt rating of A and revised its outlook on the Company from negative to stable. The Company currently has a corporate credit and senior debt rating of A with a stable outlook from S&P Global Ratings (“S&P”) and an unsecured debt rating of A3 with a stable outlook from Moody’s Investors Service (“Moody’s”). Should one or more rating agencies downgrade our credit ratings from current levels, or announce that they have placed us under review for a potential downgrade, our cost of capital could increase and our ability to raise new capital could be adversely affected.
Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.
Subsidiaries
CNA’s cash provided by operating activities was $1.1 billion in 2019 and $1.2 billion in 2018. Cash provided by operating activities in 2019 reflected a $125 million pension contribution, a lower level of distributions on limited partnerships and higher net claim payments, partially offset by an increase in premiums collected as compared with 2018.
CNA paid dividends of $3.40 per share on its common stock, including a special dividend of $2.00 per share in 2019. On February 7, 2020, CNA’s Board of Directors declared a quarterly dividend of $0.37 per share and a special dividend of $2.00 per share payable March 12, 2020 to shareholders of record on February 24, 2020. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.
CNA has an effective shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time.
Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2019, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2020 that would not be subject to the Department’s prior approval is $1,078 million, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $1,065 million in 2019. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
In July of 2019, A.M. Best Company (“A.M. Best”) upgraded CNA’s long term issuer credit rating from bbb to bbb+. In November of 2019, S&P upgraded CNA’s financial strength rating from A to A+ and long term issuer credit rating from BBB+ to
A-.
A.M. Best, Moody’s and S&P maintain stable outlooks across CNA’s financial strength and long term issuer credit ratings.

Diamond Offshore’s cash provided by operating activities decreased approximately $223 million in 2019 as compared with 2018, reflecting the effects of the protracted downturn in the offshore drilling industry. Diamond Offshore’s cash flows in 2019, compared to 2018, reflect lower cash receipts for contract drilling services of $194 million, higher income tax payments, net of refunds, primarily in its foreign tax jurisdictions of $17 million and higher cash expenditures for contract drilling services and general and administrative costs of $12 million.
For 2019, Diamond Offshore’s capital expenditures were $326 million and were funded from its operating cash flows and available cash. Diamond Offshore expects cash capital expenditures in 2020 to be approximately $190 million to $210 million. Planned spending in 2020 associated with projects under its capital maintenance and replacement programs, includes equipment upgrades for the
Ocean BlackRhino
and
Ocean BlackLion
and costs associated with the completion of the reactivation and upgrade of the
Ocean Onyx
. At December 31, 2019, Diamond Offshore has no significant purchase obligations, except for those related to its direct rig operations, which arise during the normal course of business.
As of February 7, 2020, Diamond Offshore has no outstanding borrowings and approximately $1.2 billion, in the aggregate, available under its credit agreements. For the credit agreements, $225 million matures in October of 2020, which Diamond Offshore may have difficulty replacing upon maturity, and $950 million matures in October of 2023. These credit agreements may be used for general corporate purposes, including investments, acquisitions and capital expenditures. During 2019, Diamond Offshore’s cash and cash equivalents and marketable securities decreased an aggregate $301 million and during 2018 increased an aggregate $74 million. Based on Diamond Offshore’s cash flow forecast, as of the date of this Report, it expects to generate aggregate negative cash flows for 2020 and to begin to utilize borrowing under its credit agreements in the first half of 2020 to meet its liquidity requirements. Diamond Offshore anticipates ending 2020 with a drawn balance under its $950 million credit agreement. If market conditions do not improve, Diamond Offshore could continue to generate aggregate negative cash flows in future periods.
In September of 2019, S&P downgraded Diamond Offshore’s corporate and senior unsecured notes credit ratings to CCC+ from B. The rating outlook from S&P changed to stable from negative. Diamond Offshore’s current corporate credit rating from Moody’s is B2 and its current senior unsecured notes credit rating from Moody’s is B3. The rating outlook from Moody’s is negative. These credit ratings are below investment grade and could raise Diamond Offshore’s cost of financing. Consequently, Diamond Offshore may not be able to issue additional debt in amounts and/or with terms that it considers to be reasonable. These ratings could limit Diamond Offshore’s ability to pursue other business opportunities or to refinance its indebtedness as it matures.
Diamond Offshore will make periodic assessments of its capital spending programs based on industry conditions and its cash flow forecast. Diamond Offshore, may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore has a shelf registration statement under which it may publicly issue from time to time up to $750 million of debt, equity and hybrid securities. Diamond Offshore’s ability to access the capital markets by issuing debt or equity securities will be dependent on its results of operations, financial condition, credit ratings, market conditions and other factors beyond its control at such time.
Boardwalk Pipelines’ cash provided by operating activities increased $96 million in 2019 compared to 2018, primarily due to the change in net income.
For 2019 and 2018, Boardwalk Pipelines’ capital expenditures were $416 million and $468 million, consisting of a combination of growth and maintenance capital. During 2019 and 2018, Boardwalk Pipelines purchased $13 million and $19 million of natural gas to be used as base gas for its pipeline system. Boardwalk Pipelines expects total capital expenditures to be approximately $475 million in 2020, including approximately $155 million for maintenance capital and $320 million related to growth projects.
As of February 10, 2020, Boardwalk Pipelines had $390 million of outstanding borrowings under its credit facility, resulting in an available borrowing capacity of approximately $1.1 billion. Boardwalk Pipelines anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations for 2020. Boardwalk Pipelines may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions or for general corporate purposes. Boardwalk Pipelines has an effective shelf registration statement under which it may publicly issue debt securities, warrants or rights from time to time.

During 2020, Loews Hotels & Co anticipates funding approximately $87 million to its developments in progress, which will be derived from cash on hand, cash generated from operations and cash contributions from Loews Corporation.
In 2019, Altium Packaging paid approximately $260 million to complete three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, funded with approximately $250 million of debt financing proceeds and available cash, see Notes 2 and 11 of the Notes to the Consolidated Financial Statements included under Item 8 for further discussion.
Off-Balance
Sheet Arrangements
At December 31, 2019 and 2018, we did not have any
off-balance
sheet arrangements.
Contractual Obligations
Our contractual payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2019	Total	1 year	1-3 years	3-5 years	5 years

(In millions)

Debt (a)	$16,279	$616	$2,620	$4,185	$8,858
Operating leases	860	114	215	170	361
Claim and claim adjustment expense reserves (b)	22,814	5,512	5,928	2,994	8,380
Future policy benefit reserves (c)	27,539	(350)	55	813	27,021
Purchase and other obligations	485	262	83	80	60

Total	$67,977	$6,154	$8,901	$8,242	$44,680

(a)	Includes estimated future interest payments.

(b)	The claim and claim adjustment expense reserves reflected above are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2019. See the Insurance Reserves section of this MD&A for further information.

(c)	The future policy benefit reserves reflected above are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2019. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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
non-redeemable
preferred stock.

Year Ended December 31	2019	2018

(In millions)

Fixed income securities:
Taxable fixed income securities	$1,538	$1,449
Tax-exempt fixed income securities	318	384

Total fixed income securities	1,856	1,833
Limited partnership and common stock investments	226	(42)
Other, net of investment expense	36	26

Pretax net investment income	$2,118	$1,817

Fixed income securities after tax and noncontrolling interests	$1,358	$1,351

Net investment income after tax and noncontrolling interests	$1,543	$1,341

Effective income yield for the fixed income securities portfolio, before tax	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.9%
Limited partnership and common stock return	11.7%	(1.9)%
Net investment income before tax and noncontrolling interests increased $301 million in 2019 as compared with 2018. The increase was driven by limited partnership and common stock investments.

Net Investment Gains (Losses)
The components of CNA’s net investment gains (losses) are presented in the following table:

Year Ended December 31	2019	2018

(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$ (8)	$26
States, municipalities and political subdivisions	13	36
Asset-backed	(11)	(58)

Total fixed maturity securities	(6)	4
Non-redeemable preferred stock	66	(74)
Short term and other	(11)	13

Total investment gains (losses)	49	(57)
Income tax (expense) benefit	(12)	14
Amounts attributable to noncontrolling interests	(4)	5

Net investment gains (losses) attributable to Loews Corporation	$ 33	$(38)

Net investment results after tax and noncontrolling interests improved $71 million in 2019 as compared with 2018. The improvement was driven by the favorable change in fair value of non-redeemable
preferred stock, partially offset by higher OTTI losses recognized in earnings.
Further information on CNA’s investment gains and losses, including other-than-temporary impairment losses, is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included under Item 8.
Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)

(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,136	$95	$4,334	$(24)
AAA	3,254	349	3,027	245
AA	6,663	801	6,510	512
A	9,062	1,051	8,768	527
BBB	16,839	1,684	14,205	274
Non-investment grade	2,253	101	2,702	(73)

Total	$42,207	$4,081	$39,546	$1,461

As of December 31, 2019 and 2018, only 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.5 billion and $1.3 billion of pre-funded
municipal bonds as of December 31, 2019 and 2018.

The following table presents CNA’s
available-for-sale
fixed maturity securities in a gross unrealized loss position by ratings distribution:

December 31, 2019	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$271	$3
AAA	91	2
AA	165	1
A	667	6
BBB	832	13
Non-investment grade	394	20

Total	$2,420	$45

The following table presents the maturity profile for these
available-for-sale
fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

December 31, 2019	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$77	$1
Due after one year through five years	613	15
Due after five years through ten years	1,367	16
Due after ten years	363	13

Total	$2,420	$45

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

	December 31, 2019		December 31, 2018
	Estimated Fair Value	Effective Duration (In Years)	Estimated Fair Value	Effective Duration (In Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$18,015	8.9	$16,212	8.4
Other investments	26,813	4.1	25,428	4.4

Total	$44,828	6.0	$41,640	6.0

The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A.
Short Term Investments
The carrying value of the components of CNA’s Short term investments are presented in the following table:

December 31	2019	2018
(In millions)

Short term investments:
Commercial paper	$1,181	$705
U.S. Treasury securities	364	185
Other	316	396

Total short term investments	$1,861	$1,286

INSURANCE RESERVES
The level of claim reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations and equity and CNA’s business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

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
In addition, CNA’s property and casualty insurance subsidiaries also have actual and potential exposures related to A&EP claims, which could result in material losses. To mitigate the risks posed by CNA’s exposure to A&EP claims and claim adjustment expenses, CNA completed a transaction with National Indemnity Company (“NICO”), under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO effective January 1, 2010. See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8 for further discussion about the transaction with NICO, its impact on CNA’s results of operations, the deferred retroactive reinsurance gain and the amount of remaining reinsurance limit.
Establishing Property & Casualty Reserve Estimates
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.
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
The loss ratio method multiplies earned premiums by an expected loss ratio to produce ultimate loss estimates for each accident or policy year. This method may be useful for immature accident or policy periods or if loss development patterns are inconsistent, losses emerge very slowly or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio typically requires analysis of loss ratios from earlier accident or policy years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes and other applicable factors.
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
The three areas for which CNA believes a significant deviation to its net reserves is reasonably possible are (i) professional liability, management liability and surety products (ii) workers’ compensation and (iii) general liability.

Professional liability, management liability and surety products include U.S. professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized
accounting firms, law firms and other professional firms. They also include D&O, employment practices, fiduciary, fidelity and surety coverages and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $400 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $4.4 billion as of December 31, 2019.
For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimate is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $350 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $350 million. Net reserves for workers’ compensation were approximately $4.0 billion as of December 31, 2019.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.4 billion as of December 31, 2019.
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
The following table summarizes gross and net carried reserves for CNA’s Property & Casualty Operations:

December 31	2019	2018
(In millions)

Gross Case Reserves	$6,276	$6,671
Gross IBNR Reserves	9,494	9,287

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,770	$15,958

Net Case Reserves	$5,645	$6,063
Net IBNR Reserves	8,508	8,290

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,153	$14,353

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off,
including CNA Re and A&EP:

December 31	2019	2018
(In millions)

Gross Case Reserves	$1,137	$1,208
Gross IBNR Reserves	1,097	1,217

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,234	$2,425

Net Case Reserves	$92	$96
Net IBNR Reserves	83	96

Total Net Carried Claim and Claim Adjustment Expense Reserves	$175	$192

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
CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for its long term care business. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for CNA’s long term care policies, its actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. CNA’s recorded claim and claim adjustment expense reserves reflect CNA management’s best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for CNA’s structured settlement obligations, CNA’s actuaries monitor mortality experience on an annual basis. Both elements of long term care reserves are discounted as discussed in Note 1 to the Consolidated Financial Statements included under Item 8.
Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies which are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rates and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rates are influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, CNA’s long term care reserves may be subject to material increases if actual experience develops adversely to its expectations.
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of CNA’s claim and claim adjustment expense reserves for structured settlement obligations. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in CNA’s results of operations in the period in which the need for such adjustment is determined. If the GPV required reserves are less than the existing recorded reserves, the assumptions remain locked in and no adjustment is required.
Periodically, CNA engages independent third parties to assess the appropriateness of its best estimate assumptions. The most recent third party assessment, performed in early 2019, validated the assumption setting process and confirmed the best estimate assumptions appropriately reflected the experience data at that time.
Prior to September 30, 2019, the active life reserves for long term care were based on the actuarial best estimate assumptions established at December 31, 2015 as a result of a reserve unlocking in the fourth quarter of 2015. The September 30, 2018 GPV indicated the carried reserves included a margin of approximately $182 million. The September 30, 2019 GPV indicated a premium deficiency of $216 million and future policyholder benefit reserves at that date were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2019 represent management’s best estimate assumptions at that date with no margin for adverse deviation. A summary of the changes as a result of the 2019 GPV is presented in the table below.

(In millions)

Long term care active life reserve - change in estimated reserve margin

September 30, 2018 estimated margin	$182

Changes in underlying discount rate assumptions	(280)
Changes in underlying morbidity assumptions	32
Changes in underlying persistency assumptions and inforce policy inventory	(234)
Changes in underlying premium rate action assumptions	58
Changes in underlying expense and other assumptions	26

September 30, 2019 Premium Deficiency	$ (216)

The premium deficiency was primarily driven by changes in discount rate assumptions driven by lower expected reinvestment rates, contemplating both near-term market indications and long-term normative assumptions. The premium deficiency was also adversely affected by changes in persistency assumptions, primarily from lower projected active life mortality rates. Recognition of margin in earnings subsequent to the 2018 GPV also contributed to the premium deficiency. These unfavorable drivers were partially offset by higher than expected rate increases on active rate increase programs, new planned rate increase filings and favorable changes to the underlying morbidity and expense assumptions.
Subsequent to the 2018 GPV, as CNA’s projections indicated a pattern of expected profits in earlier future years followed by losses in later future years, CNA established additional future policy benefit reserves determined by applying the ratio of the present value of future losses divided by the present value of future profits from the 2018 GPV to the long term care core income during the quarterly periods. As a result of the premium deficiency, recognized in the third quarter of 2019, CNA’s projections no longer indicate a pattern of expected profits in earlier future years followed by expected losses in later future years. As a result, CNA is not currently establishing additional future policy benefit reserves for profits followed by losses in periods where the long term care business generates core income. The need for these additional future policy benefit reserves will be re-evaluated
in connection with the next GPV, which is expected to be completed in the third quarter of 2020.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its active life reserve assumptions. The annual GPV process involves updating all assumptions to management’s then current best estimate, and historically all significant assumptions have been revised each year. In the hypothetical revisions table below, CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below.

2019 GPV	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
5% increase in morbidity	$664
10% increase in morbidity	1,329
Persistency:
5% decrease in active life mortality and lapse	$208
10% decrease in active life mortality and lapse	427
Discount rates:
50 basis point decline in new money interest rates	$309
100 basis point decline in new money interest rates	675
Premium rate actions:
25% decrease in anticipated future premium rate increases	$58
50% decrease in anticipated future premium rate increases	115

The following tables summarize policyholder reserves for CNA’s long term care operations:

December 31, 2019	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care	$2,863	$9,470	$12,333
Structured settlement annuities	515		515
Other	12		12

Total	3,390	9,470	12,860
Shadow adjustments (a)	167	2,615	2,782
Ceded reserves (b)	159	226	385

Total gross reserves	$3,716	$12,311	$16,027

December 31, 2018	Claim and claim adjustment expenses	Future policy benefits	Total

(In millions)

Long term care	$2,761	$9,113	$11,874
Structured settlement annuities	530		530
Other	14		14

Total	3,305	9,113	12,418
Shadow adjustments (a)	115	1,250	1,365
Ceded reserves (b)	181	234	415

Total gross reserves	$3,601	$10,597	$14,198

(a)	To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, an increase in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”).

(b)	Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period
fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $179 million and $252 million for the years ended December 31, 2019 and 2018. Net catastrophe losses for the year ended December 31, 2019 are related primarily to U.S. weather related events. Net catastrophe losses for the year ended December 31, 2018 included $88 million related to Hurricane Michael, $47 million related to the California wildfires and $33 million related to Hurricane Florence. The remaining net catastrophe losses in 2018 resulted primarily from U.S. weather related events.
CNA generally seeks to manage its exposure to catastrophes through the purchase of catastrophe reinsurance and has catastrophe reinsurance treaties that cover property and workers’ compensation losses. CNA conducts an ongoing review of its risk and catastrophe coverages and from time to time make changes as it deems appropriate. The following discussion summarizes CNA’s most significant catastrophe reinsurance coverage at January 1, 2020.
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

Group Workers Compensation Treaty
CNA also purchased corporate Workers Compensation catastrophe excess-of-loss
treaty reinsurance for the period January 1, 2020 to January 1, 2021 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s retention of $25 million. The treaty provides $475 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s retention of $25 million. Of the $475 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril. CNA also purchased a targeted facultative facility to address exposure accumulations in specific peak terrorism zones.
Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”)
CNA’s principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which has been extended through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2020. Under the current provisions of the program, in 2020 the federal government will reimburse 80% of CNA’s covered losses in excess of its applicable deductible up to a total industry program cap of $100 billion. CNA’s deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2019 earned premiums, CNA’s estimated deductible under the program is $850 million for 2020. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
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

Long Term Care Reserves
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
Valuation of Investments and Impairment of Securities
Fixed maturity and equity securities are carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which may require us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on fair value measurements is included in Note 4 of the Notes to Consolidated Financial Statements included under Item 8.
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
FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this Report as well as in other SEC filings and periodic press releases of us and our subsidiaries and certain oral statements made by us and our subsidiaries and our and their officials during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.
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
Interest Rate Risk – We have exposure to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk by utilizing instruments such as interest rate swaps, commitments to purchase securities, options, futures and forwards. We monitor our sensitivity to interest rate changes by revaluing financial assets and liabilities using a variety of different interest rates. The Company uses duration and convexity at the security level to estimate the change in fair value that would result from a change in each security’s yield. Duration measures the price sensitivity of an asset to changes in yield. Convexity measures how the duration of the asset changes with interest rates. The duration and convexity analysis takes into account the unique characteristics (e.g., call and put options and prepayment expectations) of each security, in determining the hypothetical change in fair value. The analysis is performed at the security level and is aggregated up to the asset category level.
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
The sensitivity analysis estimates the change in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2019 and 2018 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.
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
Our debt is primarily denominated in U.S. dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $554 million and $492 million at December 31, 2019 and 2018. The impact of a 100 basis point decrease would result in an increase in market value of $602 million and $537 million at December 31, 2019 and 2018. Altium Packaging has entered into interest rate swaps for a notional amount of $675 million to hedge its exposure to fluctuations in LIBOR on a portion of its variable rate debt. These swaps effectively fix the interest rate on the hedged portion of the term loan at a weighted-average rate of approximately 2.0% plus an applicable margin. At December 31, 2019 and 2018, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would increase interest expense by approximately $5 million and $7 million on an annual basis.
Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2019 and 2018, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2019 and 2018, with all other variables held constant.
Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2019 and 2018.
We have exposure to price risk as a result of Altium Packaging’s purchases of certain raw materials, such as high-density polyethylene, polycarbonate, polypropylene and polyethylene terephthalate resins in connection with the production of its products. The purchase prices of these raw materials are determined based on prevailing market conditions. While Altium Packaging’s operations are affected by fluctuations in resin prices, its net income over time is generally unaffected by these changes as these costs are generally passed through to its customers.
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
The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2019 and 2018 due to an increase in yield rates of 100 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant, on the basis of those entered into for trading purposes and other than trading purposes.
Trading portfolio:

		Increase (Decrease)
December 31, 2019	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$53
Equity securities – long	440		$(110)
– short	(17)		4
Options – purchased	1		3
– written	(1)		(5)
Other invested assets	7
Short term investments	2,521	$(5)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2019	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities (a)	$42,187	$(2,669)	$(458)
Equity securities	865	(28)	(3)	$(45)
Limited partnership investments	2,004			(238)
Other invested assets	65		(11)
Mortgage loans	1,025	(45)
Short term investments	2,107	(1)	(27)
Interest rate swaps (b)	(8)	11
Other derivatives	(7)	16

(a)	From a financial reporting perspective, Shadow Adjustments related to life and group reserves would reduce the impact of the decrease in fixed maturity securities.

(b)	The market risk at December 31, 2019 will generally be offset by recognition of the underlying hedged transaction.

Trading portfolio:

		Increase (Decrease)
December 31, 2018	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$157	$(1)
Equity securities – long	495		$(124)
– short	(6)		2
Options – purchased	18		28
– written	(17)		(19)
Other invested assets	5
Short term investments	1,926	(4)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2018	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities	$39,542	$(2,440)	$(406)
Equity securities	780	(29)	(3)	$(46)
Limited partnership investments	2,424			(308)
Other invested assets	53		(9)
Mortgage loans	827	(36)
Short term investments	1,943	(1)	(24)
Interest rate swaps (a)	11	22
Other derivatives	4	15

(a)	The market risk at December 31, 2018 will generally be offset by recognition of the underlying hedged transaction.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in
Internal Control – Integrated Framework (2013)
. Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Loews Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 11, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for recognition and measurement of equity securities in 2018.
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
February 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Loews Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for recognition and measurement of equity securities in 2018.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Claim and claim adjustment expense reserves – Property & Casualty — Refer to Notes 1 and 8 to the consolidated financial statements.
Critical Audit Matter Description
The estimation of property and casualty claim and claim adjustment expense reserves (“P&C claim and claim adjustment expense reserves”), including those claims that are incurred but not reported, requires significant judgment. Estimating P&C claim and claim adjustment expense reserves is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Modest changes in judgments and assumptions can materially impact the valuation of these liabilities, particularly for claims with longer-tailed exposures such as workers’ compensation, general liability and professional liability claims.
Given the significant judgments made by management in estimating P&C claim and claim adjustment expense reserves, auditing P&C claim and claim adjustment expense reserves required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to P&C claim and claim adjustment expense reserves included the following, among others:
·        We tested the effectiveness of controls related to the determination of P&C claim and claim adjustment expense reserves, including those controls related to the estimation of and management’s review of P&C claim and claim adjustment expense reserves.
·        We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.
·        With the assistance of our actuarial specialists:
○	We developed a range of independent estimates of P&C claim and claim adjustment expense reserves and compared our estimates to the recorded reserves.

○	We compared our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of P&C claim and claim adjustment expense reserves.

Future policy benefit reserves – Long Term Care — Refer to Notes 1 and 8 to the consolidated financial statements.
Critical Audit Matter Description
The estimation of long term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including morbidity, persistency (inclusive of mortality), discount rate and future premium rate increases.

A gross premium valuation (“GPV”) is performed annually to assess the adequacy of the LTC future policy benefit reserves. The actuarial assumptions underlying the recorded LTC future policy benefit reserves are
“locked-in”
absent an indicated premium deficiency. If the GPV indicates the recorded LTC future policy benefit reserves are not adequate (i.e. a premium deficiency exists), the assumptions are “unlocked” and the recorded LTC future policy benefit reserves are increased to eliminate the premium deficiency.
Estimating future experience for long term care policies is subject to significant estimation risk because the required projection period spans several decades. Morbidity and persistency experience can be volatile while discount rates and premium rate increases can be difficult to predict. Modest changes in each of these assumptions can materially impact the valuation of these liabilities.
Given the significant judgments made by management in estimating LTC future policy benefit reserves, auditing LTC future policy benefit reserves required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to LTC future policy benefit reserves included the following, among others:
·        We tested the effectiveness of controls related to the determination of LTC future policy benefit reserves, including those controls related to the estimation of and management’s review of LTC future policy benefit reserves.
·        We tested the underlying data, including demographic and historical claims data, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.
·        With the assistance of our actuarial specialists:
○	We independently recalculated a sample of LTC future policy benefit reserves and compared our estimates to the recorded reserves.

○	We evaluated the key assumptions applied in the GPV analysis, including comparing those assumptions to the Company’s historical experience, the underlying investment portfolio yield and market data.

○	We assessed the Company’s projection of future cash flows to evaluate the reasonableness of the 2019 charge related to unlocking LTC future policy benefit reserves to recognize a premium deficiency as a result of the most recently completed GPV.

Impairment of Long-Lived Assets– Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The evaluation of offshore drilling equipment, specifically drilling rigs, for impairment occurs whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
When the Company determines that the carrying value of a drilling rig may not be recoverable, they prepare an undiscounted probability-weighted cash flow analysis to determine if there is a potential impairment. This analysis utilizes certain assumptions for each drilling rig under evaluation and considers multiple probability-weighted utilization and dayrate scenarios. The Company’s development of the dayrate assumption involves judgments relative to the current and expected market for the drilling rigs and expectations of future oil and gas prices.

Given the significant judgments made by management to identify indicators of impairment and to prepare probability-weighted cash flow analyses to determine if potential impairments exist, auditing impairment analyses required a high degree of auditor judgment, including the involvement of fair value specialists, and increased extent of effort related to evaluating indicators of impairment and dayrate assumptions used in the undiscounted probability-weighted cash flow analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (i) the identification of indicators of impairment and (ii) the evaluation of the Company’s undiscounted probability-weighted cash flow analysis for those drilling rigs with factors that indicated potential impairment included the following, among others:
·        We tested the effectiveness of relevant controls related to the Company’s identification of impairment indicators and the Company’s review of the undiscounted probability-weighted cash flow analyses.
·        We evaluated the Company’s identification of impairment indicators by:
○	Corroborating information used to identify impairment indicators through independent inquiries of offshore drilling marketing and operations personnel and by performing an independent assessment of potential indicators of impairment utilizing the individual drilling rig history, asset class history for dayrates, backlog and potential drilling rig opportunities.

○	Considering industry and analysts reports and the impact of macroeconomic factors, such as future oil and gas prices, on the Company’s process for identifying indicators of impairment.

○	Comparing the timing of impairments recorded by the Company with the timing of impairments recorded by the Company’s peers.

·        With the assistance of our fair value specialists, we evaluated the Company’s undiscounted probability-weighted cash flow analysis for those drilling rigs with factors that had indicators of potential impairment by:
○	Evaluating the reasonableness of the dayrate assumptions utilized in the Company’s probability-weighted undiscounted cash flow analyses by evaluating potential drilling rig opportunities and considering industry reports and data.

○	Comparing the assumptions used in the Company’s previous undiscounted probability-weighted cash flow analyses to the assumptions used in the current undiscounted probability-weighted cash flow analyses to assess for management bias.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 11, 2020

We have served as the Company’s auditor since 1969.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2019	2018
(Dollar amounts in millions, except per share data)
Investments:
Fixed maturities, amortized cost of $38,157 and $38,234	$42,240	$39,699
Equity securities, cost of $1,244 and $1,479	1,306	1,293
Limited partnership investments	2,004	2,424
Other invested assets, primarily mortgage loans	1,072	901
Short term investments	4,628	3,869

Total investments	51,250	48,186
Cash	336	405
Receivables	7,675	7,960
Property, plant and equipment	15,568	15,511
Goodwill	767	665
Deferred non-insurance warranty acquisition expenses	2,840	2,513
Deferred acquisition costs of insurance subsidiaries	662	633
Other assets	3,145	2,443

Total assets	$82,243	$78,316

See Notes to Consolidated Financial Statements.

9
0

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2019	2018
(Dollar amounts in millions, except per share data)
Insurance reserves:
Claim and claim adjustment expense	$21,720	$21,984
Future policy benefits	12,311	10,597
Unearned premiums	4,583	4,183

Total insurance reserves	38,614	36,764
Payable to brokers	108	42
Short term debt	77	17
Long term debt	11,456	11,359
Deferred income taxes	1,168	841
Deferred non-insurance warranty revenue	3,779	3,402
Other liabilities	5,111	4,505

Total liabilities	60,313	56,930

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 291,210,222 and 312,169,189 shares	3	3
Additional paid-in capital	3,374	3,627
Retained earnings	15,823	15,773
Accumulated other comprehensive loss	(68)	(880)

	19,132	18,523
Less treasury stock, at cost (240,000 and 100,000 shares)	(13)	(5)

Total shareholders’ equity	19,119	18,518
Noncontrolling interests	2,811	2,868

Total equity	21,930	21,386

Total liabilities and equity	$82,243	$78,316

See Notes to Consolidated Financial Statements.

9
1

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2019	2018	2017
(In millions, except per share data)
Revenues:
Insurance premiums	$7,428	$7,312	$6,988
Net investment income	2,355	1,817	2,182
Investment gains (losses):
Other-than-temporary impairment losses	(44)	(21)	(14)
Other net investment gains (losses)	93	(36)	136

Total investment gains (losses)	49	(57)	122
Non-insurance warranty revenue	1,161	1,007	390
Operating revenues and other	3,938	3,987	4,053

Total	14,931	14,066	13,735

Expenses:
Insurance claims and policyholders’ benefits	5,806	5,572	5,310
Amortization of deferred acquisition costs	1,383	1,335	1,233
Non-insurance warranty expense	1,082	923	299
Operating expenses and other	4,950	4,828	4,665
Interest	591	574	646

Total	13,812	13,232	12,153

Income before income tax	1,119	834	1,582
Income tax expense	(248)	(128)	(170)

Net income	871	706	1,412
Amounts attributable to noncontrolling interests	61	(70)	(248)

Net income attributable to Loews Corporation	$932	$636	$1,164

Basic net income per common share	$3.08	$1.99	$3.46

Diluted net income per common share	$3.07	$1.99	$3.45

Basic weighted average number of shares outstanding	302.70	319.06	336.61
Diluted weighted average number of shares outstanding	303.35	319.93	337.50
See Notes to Consolidated Financial Statements.

9
2

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2019	2018	2017
(In millions)
Net income	$871	$706	$1,412

Other comprehensive income (loss), after tax Changes in:
Net unrealized losses on investments with other-than-temporary impairments	(1)	(14)	(5)
Net other unrealized gains (losses) on investments	949	(798)	108

Total unrealized gains (losses) on investments	948	(812)	103
Unrealized gains (losses) on cash flow hedges	(11)	6	3
Pension and postretirement benefits	(68)	(2)	12
Foreign currency translation	42	(84)	100

Other comprehensive income (loss)	911	(892)	218

Comprehensive income (loss)	1,782	(186)	1,630

Amounts attributable to noncontrolling interests	(38)	25	(269)

Total comprehensive income (loss) attributable to Loews Corporation	$1,744	$(161)	$1,361

See Notes to Consolidated Financial Statements.

9
3

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)
Balance, January 1, 2017	$23,361	$3	$3,187	$15,196	$(223)	$-	$5,198
Net income	1,412			1,164			248
Other comprehensive income	218				197		21
Dividends paid ($0.25 per share)	(223)			(84)			(139)
Purchases of Loews treasury stock	(237)					(237)
Retirement of treasury stock	1		(41)	(175)		217
Stock-based compensation	35		2				33
Other	(1)		3	(5)			1

Balance, December 31, 2017	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards	(91)			(43)	(28)		(20)

Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	706			636			70
Other comprehensive loss	(892)				(797)		(95)
Dividends paid ($0.25 per share)	(201)			(80)			(121)
Purchase of Boardwalk Pipelines common units	(1,718)		658		(29)		(2,347)
Purchases of Loews treasury stock	(1,011)					(1,011)
Retirement of treasury stock	-		(195)	(831)		1,026
Stock-based compensation	31		19				12
Other	(4)		(6)	(5)			7

Balance, December 31, 2018	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868

See Notes to Consolidated Financial Statements.

9
4

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)
Balance, December 31, 2018	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	871			932			(61)
Other comprehensive income	911				812		99
Dividends paid ($0.25 per share)	(174)			(76)			(98)
Purchase of subsidiary stock from noncontrolling interests	(23)						(23)
Purchases of Loews treasury stock	(1,059)					(1,059)
Retirement of treasury stock	-		(248)	(803)		1,051
Stock-based compensation	27		4				23
Other	(9)		(9)	(3)			3

Balance, December 31, 2019	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811

See Notes to Consolidated Financial Statements.

9
5

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2019	2018	2017
(In millions)
Operating Activities:
Net income	$871	$706	$1,412
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Investment (gains) losses	(49)	57	(122)
Equity method investees	20	572	25
Amortization of investments	(89)	(70)	(40)
Depreciation and amortization	943	912	874
Asset impairments	99	44	106
Provision for deferred income taxes	70	86	(47)
Other non-cash items	87	72	164
Changes in operating assets and liabilities, net:
Receivables	114	(131)	93
Deferred acquisition costs	(26)	(6)	(24)
Insurance reserves	358	482	22
Other assets	(356)	(102)	(95)
Other liabilities	193	(102)	114
Trading securities	(494)	1,702	108

Net cash flow provided by operating activities	1,741	4,222	2,590

Investing Activities:

Purchases of fixed maturities	(8,661)	(10,785)	(9,065)
Proceeds from sales of fixed maturities	5,842	8,408	5,438
Proceeds from maturities of fixed maturities	2,997	2,370	3,641
Purchases of limited partnership investments	(198)	(420)	(171)
Proceeds from sales of limited partnership investments	742	470	212
Purchases of property, plant and equipment	(1,041)	(995)	(1,031)
Acquisitions	(257)	(37)	(1,218)
Dispositions	140	113	79
Change in short term investments	(57)	(339)	(167)
Other, net	(178)	(229)	(373)

Net cash flow used by investing activities	(671)	(1,444)	(2,655)

9
6

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2019	2018	2017
(In millions)
Financing Activities:
Dividends paid	$(76)	$(80)	$(84)
Dividends paid to noncontrolling interests	(98)	(121)	(139)
Purchase of Boardwalk Pipeline common units		(1,504)
Purchases of Loews treasury stock	(1,051)	(1,026)	(216)
Purchases of subsidiary stock from noncontrolling interests	(23)
Principal payments on debt	(1,956)	(1,043)	(2,411)
Issuance of debt	2,076	865	3,067
Other, net	(16)	74	(16)

Net cash flow (used) provided by financing activities	(1,144)	(2,835)	201

Effect of foreign exchange rate on cash	5	(10)	9

Net change in cash	(69)	(67)	145
Cash, beginning of year	405	472	327

Cash, end of year	$336	$405	$472

See Notes to Consolidated Financial Statements.

9
7

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Summary of Significant Accounting Policies
Basis of presentation
 –
Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (
Altium Packaging LLC
,
formerly known as Consolidated Container Company LLC
 (“
Altium Packaging
”), a 99%
owned subsidiary). Unless the context otherwise requires, (i) the terms “Company” and “Loews” as used herein mean Loews Corporation including its subsidiaries and (ii) the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.
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
To the extent that unrealized gains on fixed maturity securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments increased $1.0
b
illion (after tax and noncontrolling interests) and decreased $298 million (after tax and noncontrolling interests) for the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by Shadow Adjustments of $2.0
b
illion and $964 million (after tax and noncontrolling interests).

9
8

Equity securities are carried at fair value. CNA’s
non-redeemable
preferred stock investments contain characteristics of debt securities, are priced similarly to bonds and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities is not discretionary, CNA does not consider the changes in fair value of non-redeemable
preferred stock to be reflective of its primary operations. As such, the changes in the fair value of these securities are recorded through Investment gains (losses). T he Company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income (loss). Prior to 2018, a portfolio of equity securities w as
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
Mortgage loans are commercial in nature, are carried at unpaid principal balance, net of unamortized fees and any valuation allowance, and are recorded once funded. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Mortgage loans are considered to be impaired loans when it is probable that contractual principal and interest payments will not be collected. CNA evaluates loans for impairment on an individual loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. Accrual of income is generally suspended for mortgage loans that are impaired and collection of principal and interest payments is unlikely. Mortgage loans are considered past due when full principal or interest payments have not been received according to contractual terms. As of December 31, 2019 and 2018, there were no loans past due or in non-accrual
status, and no valuation allowance was recorded.
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

When the decline in value is determined by the Company to be other-than-temporary, losses are recognized within Investment gains (losses) on the Consolidated Statements of Income.
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

9
9

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
Joint venture investments
–
Loews Hotels &
Co

has
 interests in operating joint ventures related to hotel properties over which it exercises significant influence, but does not have control over them.
Loews Hotels &
Co
 uses
the equity method

of accounting for these investments
. Loews Hotels &
Co’s
 investment in these entities was $
356
 million and $
312
 million
as of

December
31
,
2019
and
2018
and reported in Other assets on the Consolidated Balance Sheets. Equity income for these investments was $
69
 million, $
73
 million and $
81
 million for the years ended December
31
,
2019
,
2018
and
2017
and reported in Operating expenses and other on the Consolidated Statements of Income.

These equity method investments are reviewed for impairment when changes in circumstances indicate that the carrying value of the asset may not be recoverable.
The following tables present summarized financial information for these joint ventures:

Year Ended December 31	2019	2018
(In millions)
Total assets	$ 2,261	$ 1,924
Total liabilities	1,727	1,451

Year Ended December 31	2019	2018	2017
Revenues	$ 804	$ 731	$ 731
Net income	106	114	261

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2019 and 2018.
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
Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid
losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. Amounts are considered past due based on policy payment terms. The allowance is determined based on periodic evaluations of aged receivables, historical business default data, management’s experience and current economic conditions. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.
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
CNA’s
non-insurance
warranty revenues are primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners, which generally provide coverage from one month to ten years. For warranty products where CNA acts as the principal in the transaction,
N
on-insurance
warranty revenue
 i
s reported on a gross basis, with amounts paid by customers reported as
Non-insurance
warranty revenue and commissions paid to agents reported as
Non-insurance
warranty expense on the Consolidated Statements of Income.
Prior to 2018,
Non-insurance
warranty revenue was recognized net of dealer costs and earned based on the estimated claims emergence pattern over the contract period.
Additionally, CNA provides warranty administration services for dealer and manufacturer warranty products.
Non-insurance
revenues are recognized when obligations under the terms of the contract with CNA’s customers are satisfied, which is generally over time as obligations are fulfilled. CNA recognizes non-insurance
warranty revenue over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers pay in full at the inception of the warranty contract. The liability for unearned warranty revenue, reported as Deferred non-insurance
warranty revenue on the Consolidated Balance Sheets, represents the unearned portion of revenue in advance of CNA’s performance, including amounts which are refundable upon cancellation.
Contract costs to obtain or fulfill
non-insurance
warranty contracts with customers are deferred and recorded as Deferred non-insurance
warranty acquisition expenses on the Consolidated Balance Sheets. These costs are expected to be recoverable over the term of the contract and are amortized in the same manner the related revenue is recognized. CNA evaluates deferred costs for recoverability including consideration of anticipated investment income. Adjustments to deferred costs, if necessary, are recorded in the current period results of operations.
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

10
1

Boardwalk Pipelines primarily earns revenues by providing transportation and storage services for natural gas and natural gas liquids and hydrocarbons (referred to together as “NGLs”) on a firm and interruptible basis and provides interruptible natural gas parking and lending services. The majority of Boardwalk Pipelines’ operating subsidiaries are subject to Federal Energy Regulatory Commission (“FERC”) regulations and certain revenues collected, under certain circumstances, may be subject to possible refunds to its customers. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure. The majority of Boardwalk Pipelines’ revenues are from firm service contracts which are accounted for as a single promise to stand ready each month of the contract term to provide the committed capacity for either transportation or storage services. The transaction price is comprised of a fixed fee based on the capacity reserved plus a usage fee paid on the volume of commodity transported or injected and withdrawn from storage. Both the fixed and the usage fees are allocated to the single performance obligation of providing transportation or storage service and recognized over time as control is passed to the customer. These service contracts can range in term from one to 20 years and are invoiced monthly.
Loews Hotels & Co provides lodging and related goods and services as well as management and marketing services. Lodging and related revenues are recognized as the guest takes possession of the goods or receives the services. Management and marketing services revenues are recognized as the services are provided and billed on a monthly basis. In addition, Loews Hotels & Co recognizes revenue for the reimbursement of payroll and other expenses as they are incurred on behalf of the owners of joint venture and managed hotel properties.
Altium Packaging is a packaging solutions provider and manufacturer in North America, serving a diverse customer base in the pharmaceutical, dairy, household chemicals, food/nutraceuticals, industrial/specialty chemicals, water and beverage/juice segments. Altium Packaging recognizes revenue at the time control is transferred to the customer, there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.
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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion as of December 31, 2019 and 2018. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 7.6%
and 5.5%
to
8.0%
as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the discounted reserves for unfunded structured settlements were $497 million and $512 million, net of discount of $724 million and $760 million. For the years ended December 31, 2019, 2018 and 2017, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $36 million, $40 million and $41 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income but is excluded from the disclosure of prior year loss reserve development.

10
2

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2019 and 2018, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2019 and 2018, the discounted reserves for workers’ compensation lifetime claim reserves were $293 million and $343 million, net of discount of $135 million and $168 million. For the years ended December 31, 2019, 2018 and 2017, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $21 million, $16 million and $19 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income, but is excluded from the Company’s disclosure of prior year loss reserve development.

Long term care claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Long term care claim reserves are discounted at

a
weighted average
 interest rate of 5.9% and 6.0% as of December 31,

2019
 and
2018. As of December 31, 2019 and 2018, such discounted reserves totaled $2.7 billion and $2.6 billion, net of discount of $462 million and $460 million.
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
These
assumptions a
re locked

in over the life
 of the
policy; however if
a premium deficiency

e
merges
, the assumptions
are
unlocked, and the future policy benefit reserves
are
increased
. The
September 30, 2019
gross premium valuation (“GPV”) indicated
a premium deficiency of $216 million and future policy benefit reserves at that date were increased accordingly. As a result, the long term care active life reserves

carried
a
s of September 30,

2019 represent management’s best estimate assumptions at that date with no margin for adverse deviation. Long term care active life reserves are discounted at a weighted average
 interest rate of 5.7% and 6.9% as of December 31,
2019 and 2018.
In circumstances where the cash flow projections supporting future policy benefit reserves are expected to result in profits being recognized in early future years followed by losses in later future years, the future policy benefit reserves are increased in the future profitable years by an amount necessary to offset losses that are projected to be recognized in later future years. The amount of the additional future policy benefit reserves recorded in each period is determined by applying the ratio of the present value of future losses divided by the present value of future profits from the most recently completed GPV to long term care core income in that period.
I
nsurance-related assessments
– Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the liability balances were $84 million and $108 million.
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

10
3

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
Policyholder dividends
–
Policyholder dividends are paid to participating policyholders within the worker’s compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2019, 2018 and 2017. Dividends to policyholders are accrued according to CNA’s best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income and Other liabilities on the Consolidated Balance Sheets.
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

10
4

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
Net income per share
– Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For each of the years ended December 31, 2019, 2018 and 2017, approximately 0.7 million, 0.9 million and 0.9 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation

Plan and the prior plan were included in the calculation of diluted net income per share. For the years ended December 31, 2019 and 2018, there were no shares and for the year ended December 31, 2017, there were 0.4 million shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

10
5

Foreign currency
– Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. There were foreign currency transaction gains (losses) of $(3) million, $0 million and $26 million for the years ended December 31, 2019, 2018 and 2017 included in the Consolidated Statements of Income.
Regulatory accounting
– The majority of Boardwalk Pipelines’ operating subsidiaries are regulated by FERC. Texas Gas Transmission, LLC (“Texas Gas”), a wholly owned subsidiary of Boardwalk Pipelines, applies regulatory accounting to certain assets for GAAP purposes, which records certain assets and liabilities consistent with the economic effect of the manner in which independent third party regulators establish rates. Gulf South Pipeline, LP (“Gulf South”), and Gulf Crossing Pipeline Company, LLC (“Gulf Crossing”), both wholly owned subsidiaries of Boardwalk Pipelines, have implemented fuel trackers, for which regulatory accounting is applied. Accordingly, the value of fuel received from customers paying the maximum tariff rate and the related value of fuel used in transportation are recorded to a regulatory asset or liability depending on whether Gulf South or Gulf Crossing use more fuel than it collects from customers or collects more fuel than it uses. Other than as described for Texas Gas and the fuel trackers for Gulf South and Gulf Crossing, regulatory accounting is not applicable to Boardwalk Pipelines’ other FERC regulated entities or operations.
Supplementary cash flow information
– Cash payments made for interest on long term debt, net of capitalized interest, amounted to $560 million, $558 million and $533 million for the years ended December 31, 2019, 2018 and 2017. Cash payments for federal, foreign, state and local income taxes amounted to $190 million, $101 million and $166 million for the years ended December 31, 2019, 2018 and 2017. Investing activities exclude $17 million and $15 million of accrued capital expenditures for the years ended December 31, 2019 and 2018 and include $87 million of previously accrued capital expenditures for the year ended December 31, 2017.
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
At
 adoption of ASU
2016-02,
Other assets and Other liabilities were adjusted to $3.1 billion and $5.1 billion as of January 1, 2019, as compared to $2.4 billion and $4.5 billion as of December 31, 2018. See Note
9
 for additional information on leases.
10
6

On January 1, 2018, the Company adopted ASU
2014-09,
“Revenue from Contracts with Customers (Topic 606)” (“ASU
2014-09”).
The core principle of the accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard excluded from its scope the accounting for insurance contracts, financial instruments and certain other agreements that are subject to other guidance in the FASB Accounting Standards Codification, which limited the impact of this change in accounting for the Company. The Company adopted the updated accounting guidance using the modified retrospective method, with a cumulative effect adjustment to the opening balance sheet. At adoption, the cumulative effect adjustment decreased beginning Retained earnings by $62 million (after tax and noncontrolling interests), resulted in a deferred tax asset of $23 million and increased Deferred non-insurance
warranty acquisition expenses by approximately $1.9 billion and Deferred non-insurance
warranty revenue by approximately $2.0 billion.
On January 1, 2018 the Company adopted ASU
2016-01,
“Financial Instruments
–
Overall (Subtopic
825-10):
Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU
2016-01”).
The guidance primarily changed the model for equity securities by requiring changes in the fair value of equity securities to be recognized through the income statement. Prior period amounts were not adjusted and continued to be reported in accordance with the previous accounting guidance. Upon adoption of the updated accounting guidance the Company recognized a cumulative effect adjustment of $25 million (after tax and noncontrolling interests) as an increase to beginning Retained earnings.
On January 1, 2018 the Company adopted ASU
2016-16,
“Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The updated guidance amended the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this updated guidance using the modified retrospective approach with a cumulative effect adjustment of $9 million (after noncontrolling interests) as a decrease to beginning Retained earnings with an offset to a deferred income tax liability.
On January 1, 2018 the Company early adopted ASU
2018-02,
“Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU
2018-02”).
The updated accounting guidance allowed a reclassification from AOCI to Retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act of 2017. The impact of the change resulted in a $3 million (after noncontrolling interests) increase in Retained earnings and a corresponding decrease in AOCI. The decrease in AOCI is comprised of a $130 million (after noncontrolling interests) decrease in pension liability and a $127 million (after noncontrolling interests) increase in unrealized gains (losses) on investments.
Recently issued ASUs
– In June of 2016, the FASB issued ASU
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected and applies to the mortgage loan portfolio, reinsurance and insurance receivables and other financing and trade receivables. Under the new guidance, the OTTI concept has been eliminated for available-for-sale
fixed maturity securities, and expected credit losses are recognized immediately in earnings through an allowance, rather than as a reduction of amortized cost. This will allow the Company to record reversals of credit losses if the estimate of credit losses declines. For available-for-sale
fixed maturity securities with an intent to sell, impairment will continue to result in a write-down of amortized cost. The guidance is effective for interim and annual periods beginning after December 15, 2019. The expected credit loss model will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for available-for-sale
debt securities that were purchased with credit deterioration or have recognized an OTTI write-down prior to the effective date. The Company has evaluated the effect the guidance will have on its financial statements and determined that the impact at the date of adoption will not be material.
In August of 2018, the FASB issued ASU
2018-12,
“Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to update annually cash flow assumptions, including morbidity and persistency, and update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income

(“OCI”). This guidance is effective for interim and annual periods beginning after December 15, 2021. The Company will adopt the guidance on January 1, 2022. The guidance requires restatement of prior periods presented. The Company is currently evaluating the method of adoption and the effect the updated guidance will have on its consolidated financial statements, including increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in the discount rate is expected to increase volatility in the Company’s Shareholders’ equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of CNA’s business and related cash flows are unchanged.
Note 2.  Acquisitions and Divestitures
Boardwalk Pipelines
On June 29, 2018, Boardwalk GP, LP (“General Partner”), the general partner of Boardwalk Pipeline
s
and an indirect wholly owned subsidiary of the Company, elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipeline
s
not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of Boardwalk Pipeline
s
’ Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”) for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion, in the aggregate. The purchase price of the common units was lower than the carrying value of the noncontrolling interests for Boardwalk Pipeline
s
, resulting in an increase to Additional
paid-in
capital of $
658
million, an increase to deferred income tax liabilities of $
213
 million and a decrease to AOCI of $29 million.
Following completion of the transaction on July 18, 2018, Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of Loews Corporation, holds, directly or indirectly, all of the limited partnership interests of Boardwalk Pipelines.
Loews Hotels & Co
In 2019, Loews Hotels & Co received proceeds of $118 million for the sale of an owned hotel. In 2018, Loews Hotels & Co received proceeds of $40 million for the sale of an owned hotel. In 2017, Loews Hotels & Co received proceeds of $31 million for the sale of two hotels, in which Loews Hotels & Co had joint venture interests.
Altium Packaging
In 2019, Altium Packaging paid approximately $260 million to complete three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, including the acquisition on June 14, 2019 of
Altium Healthcare Inc. (formerly known as Tri State Distribution, Inc.), a retail pharmaceutical packaging solutions provider. For the year ended December 31, 2019, revenues for the three acquisitions since acquisition were

$76 million and net results were not significant. The preliminary allocation of the purchase prices for the three acquisitions resulted in the recognition of approximately $99 million of goodwill and approximately $87 million of intangible assets, primarily related to customer relationships, and are subject to change within the respective measurement periods. The acquisitions were funded with approximately $250 million of debt financing proceeds at Altium Packaging, as discussed in Note 11, and available cash.
In 2018, Altium Packaging paid approximately $40 million to complete three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, resulting in recognition of approximately $10 million of goodwill and approximately $15 million of intangible assets, primarily customer relationships.
On May 22, 2017, the Company acquired
Altium Acquisition Holdings, Inc. (formerly known as
CCC Acquisition Holdings, Inc.
),
for $ 1.2  billion.
Altium
 Acquisition Holdings, Inc., through its wholly owned subsidiary, Altium Packaging, is a rigid plastic packaging and recycled resins manufacturer that provides packaging solutions to end markets such as beverage, food and household chemicals through a network of manufacturing locations across North America. The acquisition was funded with approximately $ 620 million of Parent Company cash and debt financing proceeds at
Altium Packaging

of $
600
 million. The results of

Altium Packaging
are included in the Consolidated
10
8

Financial Statements in the Corporate segment. Altium Packaging’s revenues were $933 million, $868 million and $498 million in 2019, 2018 and 2017 for the period since the acquisition date. Net results for 2019, 2018 and 2017 were not significant.
N
ote 3.  Investments
Net investment income is as follows:

Year Ended December 31	2019	2018	2017
(In millions)
Fixed maturity securities	$1,817	$1,795	$1,812
Limited partnership investments	204	22	277
Short term investments	52	43	18
Equity securities	85	18	12
Income (loss) from trading portfolio (a)	216	(54)	87
Other	56	54	35

Total investment income	2,430	1,878	2,241
Investment expenses	(75)	(61)	(59)

Net investment income	$2,355	$1,817	$2,182

(a)	Net unrealized gains (losses) related to changes in fair value on securities still held were $41, $(121) and $39 for the years ended December 31, 2019, 2018 and 2017.
As of December 31, 2019, the Company held less than $1 million of non-income
producing fixed maturity securities.
 A
s of December 31, 2018, the Company held
no
non-income
producing fixed maturity securities. As of December 31, 2019 and 2018, no

investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S.
Treasury
and obligations of government-sponsored enterprises.
Investment gains (losses) are as follows:

Year Ended December 31	2019	2018	2017
(In millions)
Fixed maturity securities	$(6)	$4	$122
Equity securities	66	(74)
Derivative instruments	(11)	9	(4)
Short term investments and other		4	4

Investment gains (losses) (a)	$49	$(57)	$122

(a)	Gross
investment
gains on
available-for-sale
securities were $125, $168 and $187 for the years ended December 31, 2019, 2018 and 2017. Gross investment
losses on
available-for-sale
securities were
$
131, $164 and $65 for the years ended December 31, 2019, 2018 and 2017. Net investment g
ains
 of $66 were recognized due to the change in fair value of non-redeemable preferred stock still held for the year ended December 31, 2019.
 Net investment losses
of $73
were recognized due to the change in fair value of non-redeemable preferred stock still held for the year ended December 31, 2018.

10
9

Net change in unrealized gains (losses) on investments is as follows:

Year Ended December 31	2019	2018	2017
(In millions)
Fixed maturity securities	$2,620	$(1,811)	$728
Equity securities (a)			32
Other			(2)

Total net change in unrealized gains (losses) on investments	$2,620	$(1,811)	$758

(a)	Due to the adoption of ASU 2016-01 on January 1, 2018, the change in fair value of equity securities is now recognized through the income statement. See Note 1 for further discussion on the standard.
The components of OTTI losses recognized in earnings by asset type are as follows:

Year Ended December 31	2019	2018	2017
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$33	$12	$12
Asset-backed	11	9	1

Total fixed maturity securities available-for-sale	44	21	13
Equity securities available-for-sale			1

Net OTTI losses recognized in earnings	$44	$21	$14

The amortized cost and fair values of fixed maturity and equity securities are as follows:

December 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss es	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities:
Corporate and other bonds	$19,789	$2,292	$32	$22,049
States, municipalities and political subdivisions	9,093	1,559		10,652
Asset-backed:
Residential mortgage-backed	4,387	133	1	4,519	$ (17)
Commercial mortgage-backed	2,265	86	5	2,346	1
Other asset-backed	1,925	41	4	1,962	(3)

Total asset-backed	8,577	260	10	8,827	(19)
U.S. Treasury and obligations of government- sponsored enterprises	146	1	2	145
Foreign government	491	14	1	504
Redeemable preferred stock	10			10

Fixed maturities available-for-sale	38,106	4,126	45	42,187	(19)
Fixed maturities trading	51	2		53

Total fixed maturities	$38,157	$4,128	$45	$42,240	$ (19)

1
10

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities:
Corporate and other bonds	$18,764	$791	$395	$19,160
States, municipalities and political subdivisions	9,681	1,076	9	10,748
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	$ (20)
Commercial mortgage-backed	2,200	28	32	2,196
Other asset-backed	1,975	11	24	1,962

Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3		159
Foreign government	480	5	4	481
Redeemable preferred stock	10			10

Fixed maturities available-for-sale	38,081	1,982	521	39,542	(20)
Fixed maturities trading	153	4		157

Total fixed maturities	$38,234	$1,986	$521	$39,699	$(20)

The
available-for-sale
securities in a gross unrealized loss position are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Estimated Fair V alue	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions )

Fixed maturity securities:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34				34
Asset-backed:
Residential mortgage-backed	249	1	30		279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4

Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2		64	2
Foreign government	59	1	1		60	1

Total fixed maturity securities	$2,148	$31	$272	$14	$2,420	$45

December 31, 2018
Fixed maturity securities:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24

Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21		19		40
Foreign government	114	2	124	2	238	4

Total fixed maturity securities	$12,689	$404	$2,614	$117	$15,303	$521

1
11

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December  31, 2019 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2019.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2019, 2018 and 2017 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Year Ended December 31	2019	2018	2017
(In millions)
Beginning balance of credit losses on fixed maturity securities	$18	$27	$36
Reductions for securities sold during the period	(8)	(9)	(9)

Ending balance of credit losses on fixed maturity securities	$10	$18	$27

Contractual Maturity
The following table presents
available-for-sale
fixed maturity securities by contractual maturity.

December 31	2019		2018
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)
Due in one year or less	$1,334	$1,356	$1,350	$1,359
Due after one year through five years	9,746	10,186	7,979	8,139
Due after five years through ten years	14,892	15,931	16,859	16,870
Due after ten years	12,134	14,714	11,893	13,174

Total	$38,106	$42,187	$38,081	$39,542

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2019 and 2018 was approximately $2.0 billion and $2.4 billion, which includes net undistributed earnings of $297 million and $208 million. Limited partnerships comprising 64.4% of the total carrying value are reported on a current basis through December 31, 2019 with no reporting lag, 9.1% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 65.7% and 71.3% of the carrying value as of December 31, 2019 and 2018 employ hedge fund strategies. Limited partnerships comprising 29.1% and 24.3% of the carrying value at December 31, 2019 and 2018 were invested in private debt and equity
and
t
he remainder w
ere
 primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 44.0% were equity related, 32.3% pursued a multi-strategy approach, 18.8% were focused on distressed investments and 4.9% were fixed income related as of December 31, 2019.

11
2

The ten largest limited partnership positions held totaled $1.1 billion as of December 31, 2019 and 2018. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 2.3% and 2.6% of the aggregate partnership equity at December 31, 2019 and 2018, and the related income reflected on the Consolidated Statements of Income represents approximately 2.5%, 3.3% and 3.0% of the changes in aggregate partnership equity for the years ended December 31, 2019, 2018 and 2017.
There are risks inherent in limited partnership investments which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.
The Company’s hedge fund limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year or longer. Private equity and other non-hedge
funds generally do not permit voluntary withdrawals. Typically, hedge fund withdrawals require advance written notice of up to 90 days.

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
The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2019			2018
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)
With hedge designation:
Interest rate swaps	$715		$(8)	$500	$11
Without hedge designation:
Equity markets:
Options – purchased	57	$1		213	18
– written	100		(1)	239		$(17)
Commodity futures – long				32
Embedded derivative on funds withheld liability	182		(7)	172	4

11
3

Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding of commitments. These investments are recorded once funded, and the related commitments include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to privately placed debt securities. As of December 31, 2019, the Company had commitments to purchase or fund approximately $945 million and sell approximately $85 million under the terms of these investments.

Investments on Deposit
Securities with carrying values of approximately $2.7 billion and $2.5 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2019 and 2018.
Cash and securities with carrying values of approximately $1.1 billion and $1.0 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2019 and 2018.
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
The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures may include: (i) the review of pricing service methodologies or broker pricing qualifications, (ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, (iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria
 and
 (iv) detailed analysis, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities.

11
4

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

December 31, 2019	Level 1	Level 2	Level 3	Total
(In millions)
Fixed maturity securities:
Corporate bonds and other	$175	$22,065	$468	$22,708
States, municipalities and political subdivisions		10,652		10,652
Asset-backed		8,662	165	8,827

Fixed maturities available-for-sale	175	41,379	633	42,187
Fixed maturities trading		49	4	53

Total fixed maturities	$175	$41,428	$637	$42,240

Equity securities	$629	$658	$19	$1,306
Short term and other	3,138	1,383		4,521
Receivables		2		2
Payable to brokers	(18)	(10)		(28)

December 31, 2018
Fixed maturity securities:
Corporate bonds and other	$196	$19,392	$222	$19,810
States, municipalities and political subdivisions		10,748		10,748
Asset-backed		8,787	197	8,984

Fixed maturities available-for-sale	196	38,927	419	39,542
Fixed maturities trading		151	6	157

Total fixed maturities	$196	$39,078	$425	$39,699

Equity securities	$704	$570	$19	$1,293
Short term and other	2,647	1,111		3,758
Receivables		11		11
Payable to brokers	(23)			(23)

11
5

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
										(Losses)	Other
										Recognized in	Comprehensive
		Net Realized Investment								Net Income	Income (Loss)
		Gains (Losses) and Net								(Loss) on Level	on Level 3
		Change in Unrealized								3 Assets and	Assets and
		Investment Gains (Losses)					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at	Held at
2019	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	December 31	December 31	December 31
(In millions)
Fixed maturity securities:
Corporate bonds and other	$222		$33	$256		$(11)		$(32)	$468		$28
Asset-backed	197		8	48		(16)	$45	(117)	165		7

Fixed maturities available-for-sale	419	$-	41	304	$-	(27)	45	(149)	633	$-	35
Fixed maturities trading	6	(2)							4	(2)

Total fixed maturities	$425	$(2)	$41	$304	$-	$(27)	$45	$(149)	$637	$(2)	$35

Equity securities	$19	$(2)		$2					$19	$(2)

11
6

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

11
7

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
Fixed Maturity Securities
Level 1 securities include highly liquid
government securities
and exchange traded bonds valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are primarily assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with some
inputs that are not market observable.
Equity Securities
Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily valued using pricing for similar securities, recently executed transactions and other pricing models utilizing market observable inputs. Level 3 securities are primarily priced using broker/dealer quotes and internal models with some
inputs that are not market observable.
Derivative Financial Instruments
E
quity option
s
are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy.
Over-the-counter
derivatives, principally interest rate swaps,
currency forwar
ds,
total return swaps, commodity swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.
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

11
8

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

Range
	Estimated	Valuation	Unobservable	(Weighted
December 31, 2019	Fair Value	Techniques	Inputs	Average)
(In millions)
Fixed maturity securities	$ 525	Discounted cash flow	Credit spread	1% – 6% (2% )

December 31, 2018
Fixed maturity securities	$ 228	Discounted cash flow	Credit spread	1% – 12% (3% )

For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables. The carrying amounts and estimated fair values of short term debt and long term debt exclude finance
lease obligations. The carrying amounts reported on the Consolidated Balance Sheets for cash and short term investments not carried at fair value and certain other assets and liabilities approximate fair value due to the short term nature of these items.

	Carrying	Estimated Fair Value
December 31, 2019	Amount	Level 1	Level 2	Level 3	Total
(In millions)
Assets:
Other invested assets, primarily mortgage loans	$994			$1,025	$1,025
Liabilities:
Short term debt	75		$9	66	75
Long term debt	11,443		10,884	626	11,510

December 31, 2018
Assets:
Other invested assets, primarily mortgage loans	$839			$827	$827
Liabilities:
Short term debt	15		$14		14
Long term debt	11,345		10,111	653	10,764

11
9

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
Note 5. Receivables

December 31	2019	2018
(In millions)
Reinsurance (Note 16)	$4,204	$4,455
Insurance	2,481	2,365
Receivable from brokers	124	296
Accrued investment income	395	394
Federal income taxes	14	52
Other, primarily customer accounts	520	477

Total	7,738	8,039
Less: allowance for doubtful accounts on reinsurance receivables	25	29
allowance for other doubtful accounts	38	50

Receivables	$7,675	$7,960

Note 6. Property, Plant and Equipment

December 31	2019	2018
(In millions)
Pipeline equipment (net of accumulated depreciation of $3,075 and $2,761)	$8,229	$8,238
Offshore drilling equipment (net of accumulated depreciation of $2,885 and $3,067)	5,119	5,144
Other (net of accumulated depreciation of $1,114 and $1,056 )	1,625	1,812
Construction in process	595	317

Property, plant and equipment	$15,568	$15,511

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2019		2018		2017
	Depre-	Capital	Depre-	Capital	Depre-	Capital
	ciation	Expend.	ciation	Expend.	ciation	Expend.
(In millions)
CNA Financial	$64	$26	$76	$99	$80	$101
Diamond Offshore	356	345	332	222	349	113
Boardwalk Pipelines	348	418	346	487	325	689
Loews Hotels & Co	60	216	67	139	63	57
Corporate	70	53	59	48	37	30

Total	$898	$1,058	$880	$995	$854	$990

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $18 million, $27 million and $37 million for the years ended December 31, 2019, 2018 and 2017.

1
20

Diamond Offshore
Asset Impairments
During 2019, Diamond Offshore evaluated three drilling rigs with indicators of impairment. Based on the assumptions and analysis at that time, Diamond Offshore determined that the undiscounted probability-weighted cash flow of each of these rigs was in excess of its carrying value. As a result, Diamond Offshore concluded that no impairment of these rigs had occurred at December 31, 2019.
During 2018, Diamond Offshore recorded an asset impairment charge of $27 million ($12 million after tax and noncontrolling interests) to recognize a reduction in fair value of the
Ocean Scepter
. Diamond Offshore estimated the fair value of the impaired rig using a market approach based on a signed agreement to sell the rig, less estimated costs to sell. This valuation approach is considered to be a Level 3 fair value measurement due to the level of estimation involved as the sale had not yet been completed at the time of the analysis.
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
Boardwalk Pipelines
Sale of Assets
During 2017, Boardwalk Pipelines sold a processing plant and related assets for approximately $64 million, including customary adjustments. The sale resulted in a loss of $47 million ($15 million after tax and noncontrolling interests) and is reported within Operating expenses and other on the Consolidated Statements of Income.
Loews Hotels & Co
Asset Impairments
Loews Hotels & Co evaluat
es
 properties with indications that their carrying amounts may not be recoverable
. It was
 determined that the
carrying values of four properties in 2019 and two properties in 2018 were impaired. Loews Hotels & Co recorded aggregate impairment charges of

$99 million ($77 million after tax) and $22 million ($15 million after tax) for the years ended December 31, 2019 and 2018 and are reported within Operating expenses and other on the Consolidated Statements of Income.

These impairments reduced Property, plant and equipment and Other assets by $62 million and $37 million in 2019 and $16 million and $6 million in 2018.
1
2
1

Loews Hotels & Co utilized an undiscounted probability-weighted cash flow analysis in testing the recoverability of long-lived assets for potential impairment. Assumptions and estimates underlying this analysis include (i) occupancy and room rates, (ii) other revenue, including food and beverage, (iii) operating expenses, including management and marketing fees and (iv) maintenance capital expenditures for repairs and refurbishment. Scenarios were developed using multiple assumptions of expected future events which Loews Hotels & Co assigned a probability of occurrence. This provided a projected probability-weighted cash flow of each property and was compared to the carrying value to assess recoverability. The underlying assumptions and assigned probabilities were estimated based on historical data adjusted for known developments, cost projections and future events that were anticipated by management at the time of the assessment. Loews Hotels & Co primarily uses an income approach to estimate the fair value of its properties by discounting future net cash flows. These calculations utilized significant unobservable inputs, including estimating the growth in the hotel’s average daily revenue and operating costs. The fair value of one property was estimated using a market approach which required Loews Hotels & Co to estimate the value that would be received for its property in the principal or most advantageous market in an orderly transaction between market participants. This estimate was informed by a recent independent appraisal. The fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved
.

Note 7. Goodwill and Other Intangible Assets
A summary of the changes in the carrying amount of goodwill is as follows:

	CNA	Boardwalk
	Financial	Pipelines	Corporate	Total
(In millions)
Balance, December 31, 2017	$112	$237	$310	$659
Acquisition			8	8
Other adjustments	(2)			(2)

Balance, December 31, 2018	110	237	318	665
Acquisition s			100	100
Other adjustments	2			2

Balance, December 31, 2019	$112	$237	$418	$767

The increases as of December 31, 2019 and 2018 reflect the acquisitions made by
Altium Pac
kagin
g
 in 2018 and 2019. See Note 2 for further discussion on these acquisitions.
A summary of the net carrying amount of other intangible assets is as follows:

	December 31, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In millions)
Finite-lived intangible assets:
Customer relationships	$611	$76	$532	$47
Other	71	34	72	20

Total finite-lived intangible assets	682	110	604	67

Indefinite-lived intangible assets	75		74

Total other intangible assets	$757	$110	$678	$67

The balance as of December 31, 2019 and 2018 includes assets from acquisitions made by
Altium Packaging
.

12
2

Amortization expense for the years ended December 31, 2019, 2018 and 2017 of $45 million, $32 million and $20 million is reported in Operating expenses and other on the Consolidated Statements of Income. At December 31, 2019, estimated amortization expense in each of the next five years is approximately $61 million in 2020, $38 million in 2021, $37 million in 2022, $36 million in 2023 and $34 million in 2024.
Note 8. Claim, Claim Adjustment Expense and Future Policy Benefit Reserves
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
run-off,
including CNA Re and A&EP.
Liability for Unpaid Claim and Claim Adjustment Expenses
The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented
o
n the Consolidated Balance Sheets.

December 31	2019
(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property & Casualty Operations	$14,153
Other Insurance Operations (a)	3,732

Total net claim and claim adjustment expenses	17,885
Reinsurance receivables: (b)
Property & Casualty Operations	1,617
Other Insurance Operations (c)	2,218

Total reinsurance receivables	3,835

Total gross liability for unpaid claims and claims adjustment expenses	$21,720

(a)
Other Insurance Operations amounts are primarily related to long term care claim reserves, which are long duration insurance contracts, but also include amounts related to unfunded structured settlements arising from short duration insurance contracts.

(b)	Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.
(c)	The Other Insurance Operations reinsurance receivables are primarily related to A&EP claims covered under the loss portfolio transfer ( “ LPT ” ) .

1
2
3

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Year Ended December 31	2019	2018	2017
(In millions)
Reserves, beginning of year:
Gross	$21,984	$22,004	$22,343
Ceded	4,019	3,934	4,094

Net reserves, beginning of year	17,965	18,070	18,249

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,356	5,358	5,201
Decrease in provision for insured events of prior years	(127)	(179)	(381)
Amortization of discount	184	176	179

Total net incurred (a)	5,413	5,355	4,999

Net payments attributable to:
Current year events	(992)	(1,046)	(975)
Prior year events	(4,584)	(4,285)	(4,366)

Total net payments	(5,576)	(5,331)	(5,341)

Foreign currency translation adjustment and other	83	(129)	163

Net reserves, end of year	17,885	17,965	18,070
Ceded reserves, end of year	3,835	4,019	3,934

Gross reserves, end of year	$21,720	$21,984	$22,004

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Income due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.
Reserving Methodology
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. Factors considered include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter. In developing the loss reserve estimates for property and casualty contracts, CNA generally projects ultimate losses using several common actuarial methods as listed below. CNA reviews the various indications from the various methods and applies judgment to select an actuarial point estimate. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date
paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. The most frequently utilized methods to project ultimate losses include the following:

12
4

●	Paid development : The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid losses.
●	Incurred development : The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses.
●	Loss ratio : The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year.
●
Bornhuetter-Ferguson using premiums and paid loss
: The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method.

●
Bornhuetter-Ferguson using premiums and incurred loss
: The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses.

●
Frequency times severity
: The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates.

●	Stochastic modeling : The stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.
For many exposures, especially those that are considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA may not assign any weight to the paid and incurred development methods. CNA may use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation.
CNA’s reserving methodologies for mass tort and A&EP are similar as both are based on detailed reviews of large accounts with estimates of ultimate payments based on the facts in each case and CNA’s view of applicable law and coverage litigation.

12
5

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves:

	Property	Other
	and Casualty	Insurance
December 31, 2019	Operations	Operations	Total
(In millions)
Gross Case Reserves	$6,276	$4,713	$10,989
Gross IBNR Reserves	9,494	1,237	10,731

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,770	$5,950	$21,720

Net Case Reserves	$5,645	$3,533	$9,178
Net IBNR Reserves	8,508	199	8,707

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,153	$3,732	$17,885

December 31, 2018
Gross Case Reserves	$6,671	$4,724	$11,395
Gross IBNR Reserves	9,287	1,302	10,589

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,958	$6,026	$21,984

Net Case Reserves	$6,063	$3,460	$9,523
Net IBNR Reserves	8,290	152	8,442

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,353	$3,612	$17,965

Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (“development”). These changes can be favorable or unfavorable.

The following table and discussion presents detail of the development in CNA’s Property & Casualty Operations:

Year Ended December 31	2019	2018	2017
(In millions)
Medical professional liability	$75	$47	$30
Other professional liability and management liability	(69)	(127)	(126)
Surety	(92)	(70)	(84)
Commercial auto	(25)	1	(35)
General liability	54	32	(24)
Workers’ compensation	(13)	(32)	(63)
Other	(3)	(32)	(6)

Total pretax favorable development	$(73)	$(181)	$(308)

12
6

Development Tables
For CNA’s Property & Casualty Operations, the following tables present further detail and commentary on the development reflected in the financial statements for each of the periods presented. Also presented are loss reserve development tables that illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short duration insurance contracts for certain lines of business within CNA’s  Property & Casualty Operations. Not all lines of business are presented based on their context to CNA’s overall loss reserves, calendar year reserve development, or calendar year net earned premiums. Insurance contracts are considered to be short duration contracts when the contracts are not expected to remain in force for an extended period of time. The Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative net incurred claim and allocated claim adjustment expenses relating to each accident year at the end of the stated calendar year. Changes in the cumulative amount across time are the result of CNA’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative amount paid for claims in each accident year as of the end of the stated calendar year. The Net Strengthening or (Releases) of Prior Accident Year Reserves tables, reading across, show the net increase or decrease in the cumulative net incurred accident year claim and allocated claim adjustment expenses during each stated calendar year and indicates whether the reserves for that accident year were strengthened or released.
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2018 and prior is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.
The amounts reported for the cumulative number of reported claims include direct and assumed open and closed claims by accident year at the claimant level. The number excludes claim counts for claims within a policy deductible where the insured is responsible for payment of losses in the deductible layer. Claim count data for certain assumed reinsurance contracts is unavailable.
In the loss reserve development tables, IBNR includes reserves for incurred but not reported losses and expected development on case reserves. CNA does not establish case reserves for allocated loss adjusted expenses (ALAE), therefore ALAE reserves are also included in the estimate of IBNR.
2019
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident years 2016 through 2018 in CNA’s aging services business, higher than expected severity in accident year 2013 in the allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity in accident year 2017 in the dentists business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions, lower than expected large claim losses in recent accident years in CNA’s public company directors and officers liability business and lower than expected loss adjustment expenses across accident years 2010 through 2018.
Favorable development in surety was due to lower than expected frequency for accident years 2018 and prior.
Favorable development in commercial auto was primarily due to continued lower than expected severity across accident years 2015 and prior and a decline in bodily injury frequency in accident year 2018.
Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort exposures, primarily from accident years 2016, 2015 and prior to 2010.
12
7

Favorable development in other coverages was due to lower than expected paid loss emergence on vehicle products in warranty, favorable medical trends driving lower than expected severity in accident years 2012 through 2018 in workers’ compensation, lower than expected claim severity related to catastrophe events in accident years 2017 and 2018 in property and other in Commercial and lower than expected large losses and claim severity in accident years 2018 and prior in Hardy, Europe and Canada in casualty. This was mostly offset by unfavorable development driven by higher than expected claims in Hardy on 2018 accident year Asian catastrophe events in property in International and potential design and construct exposures in professional indemnity within Europe financial lines in accident years 2017 and 2018.
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

12
8

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
Property & Casualty Operations – Line of Business Composition
The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property & Casualty Operations:

December 31	2019
(In millions)
Medical professional liability	$1,429
Other professional liability and management liability	2,739
Surety	369
Commercial auto	404
General liability	3,176
Workers’ compensation	3,932
Other	2,104

Total net liability for unpaid claim and claim adjustment expenses	$14,153

12
9

Medical Professional Liability

											December 31, 2019
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019	IBNR	Claims
(In millions, except reported claims data)

Accident Year
2010	$402	$412	$423	$426	$415	$395	$365	$360	$356	$369	$1	14,624
2011		429	437	443	468	439	434	437	437	439	2	16,526
2012			464	469	508	498	493	484	493	499	8	17,724
2013				462	479	500	513	525	535	545	27	19,510
2014					450	489	537	530	535	529	16	19,723
2015						433	499	510	494	488	29	18,029
2016							427	487	485	499	63	15,823
2017								412	449	458	127	14,636
2018									404	429	216	13,760
2019										430	364	10,467

									Total	$4,685	$853

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2010	$10	$86	$173	$257	$306	$326	$337	$346	$350	$353
2011		17	109	208	295	347	375	398	409	414
2012			14	117	221	323	388	427	457	479
2013				17	119	255	355	414	462	495
2014					23	136	258	359	417	472
2015						22	101	230	313	384
2016							18	121	246	339
2017								19	107	235
2018									21	115
2019										17

									Total	$3,303

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,382
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										22
Liability for unallocated claim adjustment expenses for accident years presented										25

Total net liability for unpaid claim and claim adjustment expenses										$1,429

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended
December 31										Total
Accident Year
2010	$10	$11	$3	$(11)	$(20)	$(30)	$(5)	$(4)	$13	$(33)
2011		8	6	25	(29)	(5)	3	-	2	10
2012			5	39	(10)	(5)	(9)	9	6	35
2013				17	21	13	12	10	10	83
2014					39	48	(7)	5	(6)	79
2015						66	11	(16)	(6)	55
2016							60	(2)	14	72
2017								37	9	46
2018									25	25

Total net development for the accident years presented above							65	39	67
Total net development for accident years prior to 2010							(28)	9	6
Total unallocated claim adjustment expense development							(7)	(1)	2

Total							$30	$47	$75

(a)    Data presented for these calendar years is required supplemental information, which is unaudited.

1
30

Other Professional Liability and Management Liability

											December 31, 2019
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019	IBNR	Claims
(In millions, except reported claims data)
Accident Year
2010	$828	$828	$848	$848	$847	$837	$824	$827	$821	$821	$9	17,891
2011		880	908	934	949	944	911	899	888	885	21	18,738
2012			923	909	887	878	840	846	833	831	18	18,499
2013				884	894	926	885	866	863	850	45	17,928
2014					878	898	885	831	835	854	74	17,553
2015						888	892	877	832	807	120	17,390
2016							901	900	900	904	188	17,890
2017								847	845	813	308	18,015
2018									850	864	460	19,468
2019										837	714	16,722

									Total	$8,466	$1,957

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2010	$31	$204	$405	$541	$630	$670	$721	$752	$784	$790
2011		71	314	503	605	683	726	781	796	828
2012			56	248	400	573	651	711	755	792
2013				54	249	447	618	702	754	771
2014					51	223	392	515	647	707
2015						60	234	404	542	612
2016							64	248	466	625
2017								57	222	394
2018									54	282
2019										64

									Total	$5,865

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,601
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										88
Liability for unallocated claim adjustment expenses for accident years presented										50

Total net liability for unpaid claim and claim adjustment expenses										$2,739

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended
December 31										Total

Accident Year
2010	$-	$20	$-	$(1)	$(10)	$(13)	$3	$(6)	$-	$(7)
2011		28	26	15	(5)	(33)	(12)	(11)	(3)	5
2012			(14)	(22)	(9)	(38)	6	(13)	(2)	(92)
2013				10	32	(41)	(19)	(3)	(13)	(34)
2014					20	(13)	(54)	4	19	(24)
2015						4	(15)	(45)	(25)	(81)
2016							(1)	-	4	3
2017								(2)	(32)	(34)
2018									14	14

Total net development for the accident years presented above							(92)	(76)	(38)
Total net development for accident years prior to 2010							(27)	(44)	(17)
Total unallocated claim adjustment expense development							(7)	(7)	(14)

Total							$(126)	$(127)	$(69)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

1
31

Surety

											December 31, 2019
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019	IBNR	Claims
(In millions, except reported claims data)
Accident Year
2010	$112	$112	$111	$84	$76	$66	$63	$59	$61	$61	$-	5,982
2011		120	121	116	87	75	70	66	62	62	2	5,813
2012			120	122	98	70	52	45	39	38	1	5,568
2013				120	121	115	106	91	87	83	3	5,062
2014					123	124	94	69	60	45	4	5,078
2015						131	131	104	79	63	11	4,976
2016							124	124	109	84	36	5,379
2017								120	115	103	54	5,496
2018									114	108	76	5,451
2019										119	102	3,549

									Total	$766	$289

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2010	$13	$34	$50	$55	$57	$58	$55	$52	$52	$53
2011		19	42	55	58	60	60	56	57	57
2012			5	32	34	35	35	36	37	37
2013				16	40	69	78	78	78	77
2014					7	30	38	36	38	38
2015						7	26	38	40	42
2016							5	37	45	45
2017								23	37	41
2018									5	25
2019										12

									Total	$427

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$339
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										10
Liability for unallocated claim adjustment expenses for accident years presented										20

Total net liability for unpaid claim and claim adjustment expenses										$369

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended
December 31										Total

Accident Year
2010	$-	$(1)	$(27)	$(8)	$(10)	$(3)	$(4)	$2	$-	$(51)
2011		1	(5)	(29)	(12)	(5)	(4)	(4)	-	(58)
2012			2	(24)	(28)	(18)	(7)	(6)	(1)	(82)
2013				1	(6)	(9)	(15)	(4)	(4)	(37)
2014					1	(30)	(25)	(9)	(15)	(78)
2015						-	(27)	(25)	(16)	(68)
2016							-	(15)	(25)	(40)
2017								(5)	(12)	(17)
2018									(6)	(6)

Total net development for the accident years presented above							(82)	(66)	(79)
Total net development for accident years prior to 2010							1	(4)	(3)
Total unallocated claim adjustment expense development							(3)	-	(10)

Total							$(84)	$(70)	$(92)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

13
2

Commercial Auto

											December 31, 2019
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019	IBNR	Claims
(In millions, except reported claims data)
Accident Year
2010	$267	$283	$287	$291	$298	$293	$289	$288	$288	$288	$1	48,035
2011		268	281	288	302	300	294	294	294	291	-	47,909
2012			275	289	299	303	307	299	299	297	3	46,288
2013				246	265	265	249	245	245	241	2	39,429
2014					234	223	212	205	205	201	3	33,622
2015						201	199	190	190	183	7	30,418
2016							198	186	186	186	7	30,414
2017								199	198	200	9	30,850
2018									229	227	47	33,959
2019										257	128	31,455

									Total	$2,371	$207

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2010	$74	$141	$203	$246	$271	$281	$286	$287	$287	$287
2011		79	145	199	248	274	284	287	289	289
2012			78	160	220	259	282	285	290	291
2013				74	135	168	200	225	234	238
2014					64	102	137	166	187	196
2015						52	96	130	153	172
2016							52	93	126	154
2017								58	107	150
2018									66	128
2019										77

									Total	$1,982

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$389
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										1
Liability for unallocated claim adjustment expenses for accident years presented										14

Total net liability for unpaid claim and claim adjustment expenses										$404

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended
December 31										Total

Accident Year
2010	$16	$4	$4	$7	$(5)	$(4)	$(1)	$-	$-	$21
2011		13	7	14	(2)	(6)	-	-	(3)	23
2012			14	10	4	4	(8)	-	(2)	22
2013				19	-	(16)	(4)	-	(4)	(5)
2014					(11)	(11)	(7)	-	(4)	(33)
2015						(2)	(9)	-	(7)	(18)
2016							(12)	-	-	(12)
2017								(1)	2	1
2018									(2)	(2)

Total net development for the accident years presented above							(41)	(1)	(20)
Total net development for accident years prior to 2010							4	1	(4)
Total unallocated claim adjustment expense development							2	1	(1)

						Total	$(35)	$1	$(25)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
13
3

General Liability

											December 31, 2019
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019	IBNR	Claims
(In millions, except reported claims data)

Accident Year
2010	$646	$664	$658	$709	$750	$726	$697	$691	$691	$690	$19	44,229
2011		591	589	631	677	676	681	670	669	667	20	39,361
2012			587	611	639	636	619	635	635	630	31	35,219
2013				650	655	650	655	613	623	620	27	33,570
2014					653	658	654	631	635	658	57	27,877
2015						581	576	574	589	600	73	23,834
2016							623	659	667	671	166	23,817
2017								632	632	632	226	21,114
2018									653	644	408	17,889
2019										680	602	12,916

									Total	$6,492	$1,629

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2010	$27	$145	$280	$429	$561	$611	$642	$652	$656	$667
2011		28	148	273	411	517	568	602	622	638
2012			28	132	247	374	454	510	559	579
2013				31	128	240	352	450	510	551
2014					31	119	247	376	481	547
2015						19	110	230	357	446
2016							32	163	279	407
2017								23	118	250
2018									33	107
2019										25

									Total	$4,217

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,275
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										836
Liability for unallocated claim adjustment expenses for accident years presented										65

Total net liability for unpaid claim and claim adjustment expenses										$3,176

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total

Accident Year
2010	$18	$(6)	$51	$41	$(24)	$(29)	$(6)	$-	$(1)	$44
2011		(2)	42	46	(1)	5	(11)	(1)	(2)	76
2012			24	28	(3)	(17)	16	-	(5)	43
2013				5	(5)	5	(42)	10	(3)	(30)
2014					5	(4)	(23)	4	23	5
2015						(5)	(2)	15	11	19
2016							36	8	4	48
2017								-	-	-
2018									(9)	(9)

Total net development for the accident years presented above							(32)	36	18
Total net development for accident years prior to 2010							-	-	29
Total unallocated claim adjustment expense development							8	(4)	7

						Total	$(24)	$32	$54

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

13
4

Workers’ Compensation

											December 31, 2019
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses												Cumulative
												Number of
December 31	2010 (a)	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019	IBNR	Claims
(In millions, except reported claims data)
Accident Year
2010	$583	$632	$654	$676	$698	$710	$730	$733	$732	$735	$55	49,333
2011		607	641	647	659	651	676	676	674	688	40	45,959
2012			601	627	659	669	678	673	671	668	67	42,586
2013				537	572	592	618	593	582	561	93	38,688
2014					467	480	479	452	450	446	99	33,480
2015						422	431	406	408	394	130	31,861
2016							426	405	396	382	144	31,945
2017								440	432	421	138	33,029
2018									450	440	185	34,647
2019										452	257	29,795

									Total	$5,187	$1,208

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2010	$97	$251	$359	$442	$510	$542	$577	$615	$625	$631
2011		99	249	358	438	478	522	564	571	581
2012			87	232	342	416	470	509	524	536
2013				80	213	300	370	417	419	411
2014					61	159	215	258	282	290
2015						51	131	180	212	231
2016							53	129	169	198
2017								63	151	207
2018									68	163
2019										71

									Total	$3,319

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,868
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										2,061
Other (b)										(22)
Liability for unallocated claim adjustment expenses for accident years presented										25

Total net liability for unpaid claim and claim adjustment expenses										$3,932

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended
December 31										Total
Accident Year
2010	$49	$22	$22	$22	$12	$20	$3	$(1)	$3	$152
2011		34	6	12	(8)	25	-	(2)	14	81
2012			26	32	10	9	(5)	(2)	(3)	67
2013				35	20	26	(25)	(11)	(21)	24
2014					13	(1)	(27)	(2)	(4)	(21)
2015						9	(25)	2	(14)	(28)
2016							(21)	(9)	(14)	(44)
2017								(8)	(11)	(19)
2018									(10)	(10)

Total net development for the accident years presented above							(100)	(33)	(60)

Adjustment for development on a discounted basis							(3)	-	3
Total net development for accident years prior to 2010							39	8	21
Total unallocated claim adjustment expense development							1	(7)	23

						Total	$(63)	$(32)	$(13)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.
13
5

The table below presents information about average historical claims duration as of December 31, 2019 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10	Total
Medical professional liability	3.8%	20.0%	24.3%	19.4%	12.4%	7.8%	5.1%	3.1%	1.1%	0.8%	97.8%
Other professional liability and management liability	6.6	22.6	21.7	16.9	10.5	6.0	4.9	3.3	3.8	0.7	97.0
Surety (a)	20.0	44.5	21.0	4.4	2.2	0.9	(2.5)	(1.1)		1.6	91.0
Commercial auto	28.6	24.0	18.6	14.3	9.4	3.2	1.5	0.4			100.0
General liability	4.3	15.8	19.0	20.1	15.7	8.7	6.0	2.5	1.5	1.6	95.2
Workers’ compensation	14.1	21.4	13.9	10.3	7.0	3.7	2.9	2.7	1.4	0.8	78.2
(a)	Due to the nature of the Surety business, average annual percentage payout of ultimate net incurred claim and allocated claim adjustment expenses has been calculated using only the payouts of mature accident years presented in the loss reserve development tables.
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
The following table presents the impact of the loss portfolio transfer on the Consolidated Statements of Income.

Year Ended December 31	2019	2018	2017
(In millions)
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$150	$178	$60
Provision for uncollectible third-party reinsurance on A&EP	(25)	(16)

Total additional amounts ceded under LPT	125	162	60
Retroactive reinsurance benefit recognized	(107)	(114)	(68)

Pretax impact of deferred retroactive reinsurance	$18	$48	$(8)

Net unfavorable prior year development of $150 million, $178 million and $60 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2019, 2018 and 2017.

1
3
6

The 2019 unfavorable development of $150 million was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. The 2018 unfavorable development of $178 million was driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and by paid losses on assumed reinsurance exposures. Additionally, in 2019 and 2018, the company released
$25 million and $16 million of its provision for uncollectible third-party reinsurance. The 2017 unfavorable development of $60 million was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure.
As of December 31, 2019 and 2018, the cumulative amounts ceded under the LPT were $3.2 billion and $3.1 billion. The unrecognized deferred retroactive reinsurance benefit was $392 million and $374 million as of December 31, 2019 and 2018 and is included within Other liabilities on the Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to CNA. The fair value of the collateral trust account was $3.7 billion and $2.7 billion as of December 31, 2019 and 2018. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to CNA’s A&EP claims.
Long Term Care Policyholder Reserves
CNA’s Other Insurance Operations
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
In developing the claim and claim adjustment expense reserve estimates for CNA’s structured settlement obligations, CNA’s actuaries monitor mortality experience on a annual basis. Both elements of the long term care reserves are discounted as discussed in Note 1.
CNA completed its
annual long term care claim experience study in the third quarter of 2019 and
2018 which
resulted in $56 million
and $31 million
pretax
reductions
in claim and claim adjustment expense reserves
. The favorable claim reserve development in 2019 and 2018 was primarily due to lower claim severity than anticipated in the reserve estimates.
Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies which are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

13
7

The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rates and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rates are influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code.
F
uture premium rate increases are generally subject to regulatory approval, and therefore
the exact timing and size of the approved rate increases are unknown. As a result of this variability, CNA’s long term care reserves may be subject to material increases if actual experience develops adversely to CNA’s expectations.
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of its claim and claim adjustment expense reserves for structured settlement obligations not funded by annuities. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in the Company’s results of operations in the period in which the need for such adjustment is determined.
If the GPV required reserves are less than the existing recorded reserves, assumptions remain locked in and no adjustment is required.
Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions. The most recent third party assessment, performed in early
2019, validated the assumption setting process and confirmed the best estimate assumptions appropriately reflected the experience data at that time.
In the third quarter of 2019, CNA performed the GPV for the long term care future policy benefit reserves. This GPV indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $216 million pretax cha
rge
in policyholders’ benefits reflected in the Company’s results of operations.
 CNA’s 2018 and 2017 GPV for the long term care future policy benefit reserves indicated the reserves were not deficient and no adjustment was required.
Note 9.

Leases
The Company’s lease agreements primarily cover office facilities and machinery and equipment and expire at various dates. The Company’s leases are predominantly operating leases, which are included in Other assets and Other liabilities on the Consolidated Balance Sheet. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.
Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the Company’s secured borrowing rate, as most of the Company’s leases do not provide an implicit rate. The Company’s operating lease right of use asset was $573 million and the Company’s operating lease liability was $694 million at December 31, 2019.
Total
 lease
expense
was
$
146 million for the year ended December 31, 2019, which includes operating lease expense of

$121 million, variable lease
expense of

$19 million and short term lease
expense of
$6 million.
Prior to the adoption of the new lease standard, lease expense for the years ended December 31, 2018 and 2017 was
$120 million and $113 million. Cash paid for amounts included in operating lease liabilities was $117 million for year ended December 31, 2019. Operating lease right of use assets obtained in exchange for lease obligations was $54 million for the year ended December 31, 2019.

13
8

The table below presents the maturities of lease liabilities:

As of December 31, 2019	Operating Leases
(In millions)

2020	$114
2021	113
2022	102
2023	89
2024	81
Thereafter	361

Total	860
Less: discount	166

Total lease liabilities	$694

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of December 31, 2019
Weighted average remaining lease term	9.4	Y ears
Weighted average discount rate	4.7%
The table below presents the future minimum lease payments to be made under non-cancelable
operating leases along with lease and sublease minimum receipts to be received on owned and leased properties as of December 31, 2018.

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

1
3
9

For 2017 through 2019, the Internal Revenue Service (“IRS”) has accepted the Company into the Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes this approach should reduce tax-related

uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position or cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2015.
Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, files income tax returns in the U.S. federal and various state and foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years
2009
to
2018
.
On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” previously known as “The Tax Cuts and Jobs Act” was signed into law (the “Tax Act”). The Tax Act provided for a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, among other provisions, including the elimination of the corporate alternative minimum tax (“AMT”) and a change to how existing AMT credits can be realized, and a one-time

mandatory deemed repatriation of accumulated earnings of foreign subsidiaries as of December 31
,
2017, inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes.
The Company was required to recognize the effect of the Tax Act in the period the tax rate change was signed into law. Consequently, the Company recorded a one-time
non-cash
provisional $200 million increase to net income (net of noncontrolling interests) for the year ended December 31, 2017 related to the Tax Act. This increase included a $268 million income tax benefit due to the adjustment of net deferred tax assets and liabilities related to the reduction of the U.S. federal corporate income tax rate from 35% to 21% partially offset by a $78 million charge mostly related to the one-time
mandatory repatriation of previously deferred earnings of certain of Diamond Offshore’s
non-U.S.
subsidiaries inclusive of the utilization of certain tax attributes and a provisional liability for uncertain tax positions. In 2018 and 2019, the U.S. Department of the Treasury and Internal Revenue Service issued final regulations and additional guidance, and consequently, during 2018 and 2019, the Company recorded a $6 million and $14 million increase to net income (net of noncontrolling interests) respectively.
The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2019	2018	2017
(In millions)
Income tax expense (benefit):
Federal:
Current	$108	$6	$157
Deferred	47	85	(63)
State and city:
Current	18	15	22
Deferred	22	9	17
Foreign	53	13	37

Total	$248	$128	$170

1
40

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense (benefit) is as follows:

Year Ended December 31	2019	2018	2017
(In millions)
Income ( loss ) before income tax:
U.S.	$1,145	$775	$1,322
Foreign	(26)	59	260

Total	$1,119	$834	$1,582

Income tax expense at statutory rate	$235	$175	$554
Increase (decrease) in income tax expense resulting from:
Effect of the Tax Act	(14)	(6)	(190)
Exempt investment income	(50)	(64)	(134)
Foreign related tax differential	(55)	1	(36)
Taxes related to domestic affiliate	(15)	(7)	1
Partnership earnings not subject to taxes		(14)	(51)
Valuation allowance	12	12	7
Unrecognized tax positions, settlements and adjustments relating to prior years	97	2	(8)
State taxes	37	20	23
Other	1	9	4

Income tax expense	$248	$128	$170

The deferred foreign earnings of certain international subsidiaries were deemed to be repatriated under the Tax Act and consequently the Company will no longer permanently reinvest earnings of its foreign subsidiaries. The Company has not provided income tax on the outside basis difference of its foreign subsidiaries since there is no intention to dispose of these subsidiaries and structuring alternatives exist to mitigate any potential liability. The potential unrecorded liability associated with the outside basis difference is approximately $95 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2019	2018	2017
(In millions)
Balance at January 1	$58	$84	$35
Additions for tax positions related to the current year	86	3	51
Additions for tax positions related to a prior year	2	20	5
Reductions for tax positions related to a prior year	(23)	(48)	(1)
Lapse of statute of limitations	(2)	(1)	(6)

Balance at December 31	$121	$58	$84

The $86 million 2019 addition to current year tax positions is primarily due to a recent change in Switzerland tax legislation. Due to the uncertainties regarding the application of the Swiss Tax Reform, including the values to be used to measure depreciable property, a liability for uncertain tax positions was recorded. The 2019 reduction for prior year tax is primarily due to the reversal of uncertain tax positions recorded for the mandatory repatriation provision of the Tax Act following the issuance of final regulations. The addition for prior year tax positions in 2018 and the $51 million addition for current year tax positions in 2017, as well as the $49 million reduction for prior year tax positions in 2018 are all primarily due to uncertainty associated with the enactment of the Tax Act and subsequent clarification issued by the IRS. At December 31, 2019, 2018 and 2017, $149 million, $82 million and $102 million of unrecognized tax benefits related to Diamond Offshore would affect the effective tax rate if recognized.

At December 31, 2019, the amount of accrued interest and penalties related to uncertain tax positions was $4 million and $17 million, respectively. At December 31, 2018, the amount of accrued interest and penalties related to uncertain tax positions was $3 million and $16 million, respectively.
The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in
Income tax expense (benefit)

on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense

(
benefit)
on the Consolidated Statements of Income. Interest
expense (benefit)
amounts recorded by the Company were insignificant for the years ended December 31, 2019, 2018 and 2017.
Penalty amounts
recorded
 by
 the Company we
re
insignificant

for the years ended December 31, 2019
,
2018,
and
2017.
The following table summarizes deferred tax assets and liabilities:

December 31	2019	2018
(In millions)
Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$129	$108
Unearned premium reserves	153	108
Receivables	11	13
Employee benefits	212	222
Deferred retroactive reinsurance benefit	82	79
Net operating loss carryforwards	275	251
Tax credit carryforwards	47	101
Net unrealized losses		24
Basis differential in investment in subsidiary	8	8
Disallowed interest deduction	41	16
Other	179	181

Total deferred tax assets	1,137	1,111
Valuation allowance	(187)	(175)

Net deferred tax assets	950	936

Deferred tax liabilities:
Deferred acquisition costs	(83)	(78)
Net unrealized gains	(263)
Property, plant and equipment	(848)	(840)
Basis differential in investment in subsidiary	(679)	(586)
Other liabilities	(208)	(236)

Total deferred tax liabilities	(2,081)	(1,740)

Net deferred tax liabilities (a)	$(1,131)	$(804)

(a)	Includes $ 37 of deferred tax assets reflected in Other assets in the Consolidated Balance Sheets at December 31, 2019 and 2018.
Federal net operating loss carryforwards of $70 million expire between 2034 and 2038 and $88 million can be carried forward indefinitely. Net operating loss carryforwards in foreign tax jurisdictions of $38 million expire between 2021 and 2028, $2 million expire between 2035 and 2039, and $77 million can be carried forward indefinitely. Foreign tax credit carryforwards of $45 million will expire between 2020 and 2030, and $2 million can be carried forward indefinitely.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As of December 31, 2019, Diamond Offshore recorded a valuation allowance of $187 million related to net operating losses, foreign tax credits, and other deferred tax assets.

Note 11. Debt

December 31	2019	2018
(In millions)
Loews Corporation (Parent Company):
Senior:
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $ 500 )	$500	$500
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $ 500 )	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $ 300 )	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $ 500 )	500	500
CNA Financial:
Senior:
5.9% notes due 2020 (effective interest rate of 6.0%) (authorized, $ 500 )		500
5.8% notes due 2021 (effective interest rate of 5.9%) (authorized, $ 400 )	400	400
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $ 250 )	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $ 550 )	550	550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $ 500 )	500	500
3.5% notes due 2027 (effective interest rate of 3.5%) (authorized, $ 500 )	500	500
3.9% notes due 2029 (effective interest rate of 3.9%) (authorized, $ 500 )	500
F inance lease obligation		1
Diamond Offshore:
Senior:
3.5% notes due 2023 (effective interest rate of 3.5%) (authorized, $ 250 )	250	250
7.9% notes due 2025 (effective interest rate of 8.0%) (authorized, $ 500 )	500	500
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized, $ 500 )	500	500
4.9% notes due 2043 (effective interest rate of 4.9%) (authorized, $ 750 )	750	750
Boardwalk Pipelines:
Senior:
Variable rate revolving credit facility due 2022 (effective interest rate of 3.0% and 3.7%)	295	580
5.8% notes due 2019 (effective interest rate of 5.9%) (authorized, $ 350 )		350
4.5% notes due 2021 (effective interest rate of 5.0%) (authorized, $ 440 )	440	440
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $ 300 )	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $ 300 )	300	300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $ 600 )	600	600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $ 550 )	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $ 500 )	500	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $ 100 )	100	100
4.8% notes due 2029 (effective interest rate of 4.9%) (authorized, $ 500 )	500
Finance lease obligation	7	8
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 4.7% and 4.4% )	712	653
Altium Packaging :
Senior:
Variable rate asset based lending facility due 2022 (effective interest rate of 5.5%)		9
Variable rate term loan due 2024 (effective interest rate of 4.9% and 5.0%)	591	597
Variable rate term loan due 2026 (effective interest rate of 5.3%)	249
Finance lease obligation	6	7

	11,643	11,488
Less unamortized discount and issuance costs	110	112

Debt	$11,533	$11,376

1
4
3

December 31, 2019	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt
(In millions)
Loews Corporation	$1,800	$21	$1,779		$1,779
CNA Financial	2,693	14	2,679		2,679
Diamond Offshore	2,000	24	1,976		1,976
Boardwalk Pipelines	3,592	26	3,566		3,566
Loews Hotels & Co	712	7	705	$67	638
Altium Packaging	846	18	828	10	818

Total	$11,643	$110	$11,533	$77	$11,456

At December 31, 2019, the aggregate long term debt maturing in each of the next five years is approximately as follows: $77 million in 2020, $861 million in 2021, $744 million in 2022, $1.3 billion in 2023, $2.0 billion in 2024 and $6.6 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.
CNA Financial
CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2019, giving it access to approximately $111 million of additional liquidity. As of December 31, 2019 and 2018, CNA had no
outstanding borrowings from the FHLBC.
In May of 2019, CNA completed a public offering of $500 million aggregate principal amount of its 3.9% senior notes due
May 1, 2029
and used the net proceeds to redeem the entire $500 million outstanding aggregate principal balance of its 5.9% senior notes due
August 15, 2020
. The redemption of the $
500
 million senior notes resulted in a loss of $21 million ($15 million after tax and noncontrolling interests) and is included in Interest expense on the Consolidated Statements of Income for the year ended December 31, 2019.
In the fourth quarter of 2019, CNA amended and restated is existing credit agreement with a syndicate of banks. The amended and restated credit agreement provides

a
five-year
$
250
 million

senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the amended and restated credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year
extensions are available prior to any anniversary of the closing date, each subject to applicable consents. As of December 31, 2019, CNA had no outstanding borrowings under the credit agreement and was in compliance with all covenants.

Diamond Offshore
As of December 31, 2019, Diamond Offshore had
no
outstanding borrowings under its credit agreements and was in compliance with all covenant requirements under its credit agreements.
Boardwalk Pipelines
In May of 2019, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 4.8% senior notes due May 3, 2029. The proceeds were used to retire the outstanding $350 million aggregate principal amount of Boardwalk Pipelines’ 5.8% senior notes at maturity
,
reduce outstanding borrowings under its revolving credit facility and for general corporate purposes
.
Boardwalk Pipelines has a revolving credit facility having aggregate lending commitments of $1.5 billion maturing May 26, 2022. As of December 31, 2019, Boardwalk Pipelines had $295 million of outstanding borrowings under its credit agreement and was in compliance with all covenants.

Altium Packaging
In June of 2019,
Altium Packaging

entered into a credit agreement providing for a $250 million term loan in conjunction with the acquisitions discussed in Note 2. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.5% and matures on
June 14, 2026
.

1
4
5

Note 12. Shareholders’ Equity
Accumulated other comprehensive income (loss)
The tables below present the changes in AOCI by component for the years ended December 31, 2017, 2018 and 2019:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Other Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)
Balance, January 1, 2017	$27	$576	$(2)	$(646)	$(178)	$(223)
Other comprehensive income (loss) before reclassifications, after tax of $1, $(106), $(2), $4 and $0	(3)	190	1	(18)	100	270
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $1, $38, $0, $(16) and $0	(2)	(82)	2	30		(52)

Other comprehensive income (loss)	(5)	108	3	12	100	218
Amounts attributable to noncontrolling interests		(11)	(1)	1	(10)	(21)

Balance, December 31, 2017	22	673	–	(633)	(88)	(26)
Cumulative effect adjustment from changes in accounting standards , after tax of $0, $8, $0, $0 and $0	4	98		(130)		(28)

Balance, January 1, 2018, as adjusted	26	771	–	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $2, $213, $(2), $9 and $0	(7)	(801)	4	(34)	(84)	(922)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $2, $(2), $0, $(6) and $0	(7)	3	2	32		30

Other comprehensive income (loss)	(14)	(798)	6	(2)	(84)	(892)
Amounts attributable to noncontrolling interests	2	84			9	95
Purchase of Boardwalk Pipelines common units			(1)	(28)		(29)

Balance, December 31, 2018	14	57	5	(793)	(163)	(880)
Other comprehensive income (loss) before reclassifications, after tax of $3, $(256), $5, $28 and $0	(13)	957	(11)	(102)	42	873
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(3), $1, $0, $(9) and $0	12	(8)		34		38

Other comprehensive income (loss)	(1)	949	(11)	(68)	42	911
Amounts attributable to noncontrolling interests		(101)		6	(4)	(99)

Balance, December 31, 2019	$13	$905	$(6)	$(855)	$(125)	$(68)

1
4
6

Amounts reclassified from AOCI shown above are reported in Net income as follows:

Major Category of AOCI	Affected Line Item
Net unrealized gains (losses) on investments with OTTI losses	Investment gains (losses)
Net other unrealized gains (losses) on investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other
Common Stock Dividends
Dividends of $0.25 per share on the Company’s common stock were declared and paid in 2019, 2018 and 2017.
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
Treasury Stock
The Company repurchased 21.5 million, 20.3 million and 4.8 million shares of its common stock at aggregate costs of $1.1 billion, $1.0 billion and $237 million during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, 21.4 million shares were retired. The remaining shares will be retired in 2020. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings.
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

Year Ended December 31	2019	2018	2017 (a)
(In millions)
Non-insurance warranty – CNA Financial	$1,161	$1,007	$390

Contract drilling – Diamond Offshore	$981	$1,083	$1,486
Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	1,266	1,206	1,298
Lodging and related services – Loews Hotels & Co	691	730	682
Rigid plastic packaging and recycled resin – Corporate	932	867	498

Total revenues from contracts with customers	3,870	3,886	3,964
Other revenues	68	101	89

Operating revenues and other	$3,938	$3,987	$4,053

(a)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for ASU 2014-09.
Receivables from contracts with customers
– As of December 31, 2019 and 2018, receivables from contracts with customers were approximately $458 million and $434 million and are included within Receivables on the Consolidated Balance Sheets.

1
4
7

Deferred revenue
– As of December 31, 2019 and 2018, deferred revenue resulting from contracts with customers was approximately $3.9 billion and $3.5 billion and is reported as Deferred non-insurance
warranty revenue and within Other liabilities on the Consolidated Balance Sheets. The increase in deferred revenue for the year ended December 31, 2019 was
primarily due to deferrals outpacing revenue recognized in the period, specifically reflecting growth in CNA’s business. Approximately $1.0 billion
and $886 million of revenues recognized during the year ended December 31, 2019 and 2018 were included in deferred revenue as of January 1, 2019 and 2018.
Contract costs
– As of December 31, 2019 and 2018, the Company had approximately $2.9 billion
and $2.6 billion of costs to obtain contracts with customers, primarily related to CNA for amounts paid to dealers and other agents to obtain non-insurance
warranty contracts, which are reported as Deferred
non-insurance
warranty acquisition expenses on the Consolidated Balance Sheets. For the year ended December 31, 2019 and 2018,
amortization expense totaled $912 million
and $744

million
is included in
Non-insurance
warranty expense and Operating expenses and other in the Consolidated Statement of Income. There were no adjustments to deferred costs recorded for the year ended December 31, 2019 and 2018.
Performance obligations
– As of December 31, 2019, approximately $13.0 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipelines and non-insurance
warranty services at CNA. Approximately $2.2 billion will be recognized during 2020, $1.9 billion in 2021 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer. Therefore, the estimated operating revenues exclude contract drilling dayrate revenue at Diamond Offshore and interruptible service contract revenue at Boardwalk Pipelines.
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
CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (“SSAP No. 62R”),
Property and Casualty Reinsurance
, paragraphs 67 and 68 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $91 million and $88 million at December 31, 2019 and 2018.
The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

14
8

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2019, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2020 that would not be subject to the Department’s prior approval is $1,078
m
illion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $1,065
m
illion in 2019. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2019(a)	2018	2019(a)	2018	2017
(In millions)
Combined Continental Casualty Companies	$10,787	$10,411	$1,062	$1,405	$1,029
(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.
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
The statutory capital and surplus presented above for CCC was approximately 291% and 266% of company action level RBC at December 31, 2019 and 2018. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of C
N
A
’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.
Note 15. Benefit Plans
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

The Company eliminated future benefit accruals associated with the Loews Corporation Cash Balance Retirement Plan, effective January 1, 2020. However, years of service will continue to count for purposes of vesting.
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

1
4
9

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
Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2019	2018	2017	2019	2018	2017
Discount rate	3.0%	4.1%	3.5%	3.0%	4.1%	3.4%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	3.6%	5.3%	5.3%
Interest crediting rate	3.7%	3.8%	3.7%
Rate of compensation increase	3.0% to 5.5%	3.9% to 5.5%	3.9% to 5.5%
Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2019	2018	2017	2019	2018	2017
Discount rate	4.0%	3.6%	3.8%	4.0%	3.4%	3.7%
Expected long term rate of return on plan assets	7.5%	7.5%	7.5%	3.6%	5.3%	5.3%
Interest crediting rate	3.7%	3.7%	3.7%
Rate of compensation increase	3.0% to 5.5%	3.9% to 5.5%	3.9% to 5.5%
In determining the discount rate assumption, current market and liability information is
utilize
d
, including a discounted cash flow analysis of
the
 pension and postretirement obligations. In particular, the basis for the
discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curves and indices evaluated in the selection of the discount rate are comprised of high quality corporate bonds that are rated AA by an accepted rating agency.
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
Assumed health care cost trend rates:

December 31	2019	2018	2017
Health care cost trend rate assumed for next year	4.0% to 8.0%	4.0% to 6.5%	4.0% to 7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2021-2026	2019-2022	2018-2022

1
50

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2019	2018	2017	2019	2018	2017
(In millions)
Service cost	$7	$8	$8		$1	$1
Interest cost	117	110	119	$2	2	2
Expected return on plan assets	(159)	(179)	(173)	(3)	(5)	(5)
Amortization of unrecognized
net loss	45	42	43	(1)	(1)
Amortization of unrecognized prior
service benefit					(2)	(2)
Settlements and curtailments	1	9	11

Net periodic benefit cost	$11	$(10)	$8	$(2)	$(5)	$(4)

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
(In millions)
Change in benefit obligation:

Benefit obligation at January 1	$2,919	$3,242	$53	$62
Acquisitions
Service cost	7	8		1
Interest cost	117	110	2	2
Plan participants’ contributions			4	4
Amendments	1
Actuarial (gain) loss	299	(212)	3	(6)
Benefits paid from plan assets	(191)	(187)	(10)	(10)
Settlements and curtailments	(19)	(35)
Foreign exchange	4	(7)

Benefit obligation at December 31	3,137	2,919	52	53

Change in plan assets:
Fair value of plan assets at January 1	2,304	2,577	85	88
Acquisitions
Actual return on plan assets	328	(83)	8
Company contributions	146	39	3	3
Plan participants’ contributions			4	4
Benefits paid from plan assets	(191)	(187)	(10)	(10)
Settlements	(15)	(35)
Foreign exchange	4	(7)

Fair value of plan assets at December 31	2,576	2,304	90	85

Funded status	$(561)	$(615)	$38	$32

1
51

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
(In millions)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$5	$9	$54	$49
Other liabilities	(566)	(624)	(16)	(17)

Net amount recognized	$(561)	$(615)	$38	$32

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:
Prior service credit		$(2)	$(1)	$(1)
Net actuarial loss	$1,144	1,065	(4)	(3)
Net amount recognized	$1,144	$1,063	$(5)	$(4)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$3,021	$2,825
Accumulated benefit obligation	3,014	2,813	$16	$18
Fair value of plan assets	2,456	2,201

The accumulated benefit obligation for all defined benefit pension plans was $3.1 billion and $2.9 billion at December 31, 2019 and 2018. Changes for the years ended December 31, 2019 and 2018 include actuarial (gains) losses of $300 million and $(212) million primarily driven by changes in the discount rate used to determine the benefit obligations.
The Company and its subsidiaries employ a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio
s
contain a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2019, the Company and its subsidiaries had committed $111 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The table below presents the estimated future minimum benefit payments at December 31, 2019.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)
2020	$234	$5
2021	211	5
2022	215	4
2023	217	4
2024	212	3
2025 – 2029	1,001	14

1
5
2

In 2020, it is expected that contributions of approximately $14 million will be made to pension plans and $2 million to postretirement health care and life insurance benefit plans.
Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2019	Level 1	Level 2	Level 3	Total
(In millions)
Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$587	$10	$597
States, municipalities and political subdivisions		51		51
Asset-backed		154		154

Total fixed maturities	$–	792	10	802
Equity securities	541	128		669
Short term investments	74	7		81
Fixed income mutual funds	128			128
Other assets	11	9		20

Total plan assets at fair value	$754	$936	$10	$1,700

Plan assets at net asset value: (a)
Limited partnerships				876

Total plan assets	$754	$936	$10	$2,576

December 31, 2018	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$472	$10	$482
States, municipalities and political subdivisions		58		58
Asset-backed		165		165

Total fixed maturities	$–	695	10	705
Equity securities	406	110		516
Short term investments	36	54		90
Fixed income mutual funds	120			120
Other assets		9		9

Total plan assets at fair value	$562	$868	$10	$1,440

Plan assets at net asset value: (a)
Limited partnerships				864

Total plan assets	$562	$868	$10	$2,304

(a)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 80% and 82% of the carrying value as of December 31, 2019 and 2018 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 62% were equity related, 31% pursued a multi-strategy approach and 7% were focused on distressed investments at December 31, 2019.
For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

1
5
3

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2019	Level 1	Level 2	Level 3	Total
(In millions)
Fixed maturity securities:
Corporate and other bonds		$22		$22
States, municipalities and political subdivisions		16		16
Asset-backed		31		31

Total fixed maturities	$-	69	$-	69
Short term investments	3			3
Fixed income mutual funds	18			18

Total	$21	$69	$-	$90

December 31, 2018
Fixed maturity securities:
Corporate and other bonds		$24		$24
States, municipalities and political subdivisions		11		11
Asset-backed		30		30

Total fixed maturities	$-	65	$-	65
Short term investments	4			4
Fixed income mutual funds	16			16

Total	$20	$65	$-	$85

There were no Level 3 assets at December 31, 2019 and 2018.
Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $102 million, $100 million and $105 million for the years ended December 31, 2019, 2018 and 2017.
Stock-based Compensation – In 2016, shareholders approved the Loews Corporation 2016 Incentive Compensation Plan (the “2016 Loews Plan”) which replaced a previously existing plan. The aggregate number of shares of Loews common stock authorized under the 2016 Loews Plan is 6,000,000 shares, plus up to 3,000,000 shares that may be forfeited under the prior plan. The maximum number of shares of Loews common stock with respect to which awards may be granted to any individual in any calendar year is 500,000 shares. In accordance with the 2016 Loews Plan and the
Company
’
s
prior

equ
ity
plan
, the Company’s stock-based compensation consists of the following:
SARs:
 SARs were granted under the
Company
’
s
prior

equity
plan. The exercise price per share may not be less than the fair market value of the common stock on the date of grant. Generally, SARs vest ratably over a four-year period and expire in ten years.
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
In 2019, the Company granted an aggregate of
216,802
 RSUs and PSUs at a weighted average grant-date fair value of $
48.10
 per unit.
3,621
 RSUs were forfeited during the year.
2,469,756
 SARs were outstanding at December 31, 2019 with a weighted average exercise price of $
41.11
.

1
5
4

The Company recognized compensation expense that decreased net income by $37 million, $
35
 million and $
33
 million for the years ended December 31, 2019, 2018 and 2017. Several of the Company’s subsidiaries also maintain their own stock-based compensation plans. Such amounts include the Company’s share of expense related to its subsidiaries’ plans.
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
The following table presents the amounts receivable from reinsurers:

December 31	2019	2018
(In millions)
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$3,835	$4,019
Ceded future policy benefits	226	233
Reinsurance receivables related to paid losses	143	203

Reinsurance receivables	4,204	4,455
Less allowance for doubtful accounts	25	29

Reinsurance receivables, net of allowance for doubtful accounts	$4,179	$4,426

CNA has established an allowance for doubtful accounts on reinsurance receivables related to credit risk. CNA reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.
CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral
, limited by t
he
balance of open recoverable
s
,
was approximately $3.2 billion at December 31, 2019 and 2018.
CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2019 were approximately $2.0 billion from subsidia ries
 of Berkshire Hathaway Insurance Group, $289 million from the
Palo Verde
 Insurance Company and $226 million from
a
subsidiar
y
 of Wilton Re. These amounts are substantially collateralized. The recoverable from
 s
ub
sidiaries of
the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

1
5
5

The effects of reinsurance on earned premiums are presented in the following table:

	Direct	Assumed	Ceded	Net	Assumed/ Net %
(In millions)
Year Ended December 31, 2019
Property and casualty	$11,021	$288	$4,401	$6,908	4.2%
Long term care	470	50		520	9.6

Earned premiums	$11,491	$338	$4,401	$7,428	4.6%

Year Ended December 31, 2018
Property and casualty	$10,857	$305	$4,380	$6,782	4.5%
Long term care	480	50		530	9.4

Earned premiums	$11,337	$355	$4,380	$7,312	4.9%

Year Ended December 31, 2017
Property and casualty	$10,447	$317	$4,315	$6,449	4.9%
Long term care	489	50		539	9.3

Earned premiums	$10,936	$367	$4,315	$6,988	5.3%

Included in the direct and ceded earned premiums for the years ended December 31, 2019, 2018 and 2017 are $3.6 billion, $3.7 billion and $3.9 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance
company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.
Long term care premiums are from long duration contracts; property and casualty premiums are from short duration contracts.
Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of estimated
reinsurance recoveries of $2.7 billion, $2.8 billion and $3.1 billion for the years ended December 31, 2019, 2018 and 2017, including $2.1 billion, $1.9 billion and $2.5 billion related to the significant third party captive program discussed above.
Note 17. Quarterly Financial Data (Unaudited)

2019 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)
Total revenues	$3,876	$3,675	$3,623	$3,757
Net income (a) (b)	217	72	249	394
Per share-basic and diluted	0.73	0.24	0.82	1.27

2018 Quarter Ended
Total revenues	$3,287	$3,608	$3,590	$3,581
Net income (loss) ( c )	(165)	278	230	293
Per share-basic and diluted	(0.53)	0.88	0.72	0.89

1
5
6

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date
periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.
(a)
Net income for the
fourth
quarter of 2019 include
s

net i
n
vestment income of
$116 million (after tax and noncontrolling interests) related to limited partnership
s
and equity securities partially offset
by asset
impairment charges
of
$69

million (after tax).

(b)
Net income for the third quarter of 2019 included a $151 million (after tax and noncontrolling interests) charge related to the recognition of an active life reserve premium deficiency as a result of the third quarter GPV.

( c )	Net loss for the fourth quarter of 2018 includes a loss on limited partnership and common stock investments of $97 million (after tax and noncontrolling interests), catastrophe losses of $96 million (after tax and noncontrolling interests) and net investment losses of $57 million (after tax).

Note 18. Legal Proceedings
Boardwalk Pipelines
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
On June 25, 2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Court (the “Proposed Settlement”). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the General Partner, elected to cause the General Partner to exercise its right to purchase the issued and outstanding common units of
Boardwalk Pipelines pursuant to Boardwalk Pipelines’ Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”),

within a period specified by the Proposed Settlement. As discussed in Note
2
, on June
29
,
2018
, the General Partner elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipelines not already owned by the General Partner or its affiliates pursuant to the Limited Partnership Agreement within the period specified by the Proposed Settlement. The transaction was completed on July
18
,
2018
.
On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding.
The
Defendants filed a motion to dismiss, which was heard by the Court in July of 2019. In October of 2019, the Court ruled on the motion and granted a partial dismissal
,
with certain aspects of the case proceeding to trial. The case will be set for trial in early 2021.
The Company and its subsidiaries are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any such litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.
Note 19. Commitments and Contingencies
CNA Guarantees
CNA
has
provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued

by

a previously owned subsidiary. As of December 31, 2019, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

1
5
7

Note 20. Segments
The Company has five reportable segments comprised of four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment.
The operations of Altium Packaging since the acquisition date are included in the Corporate segment. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.
CNA’s business is the sale of property and casualty insurance coverage primarily through a network of independent agents, brokers and managing general underwriters. CNA’s operations also include its long term care business that is in run-off,
certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off,
including CNA Re and A&EP.

Diamond Offshore provides contract drilling services to the energy industry around the world with a fleet of 15 offshore drilling rigs consisting of four drillships and 11 semisubmersible rigs
, t
wo
of which are cold stacked
.
Boardwalk Pipelines is engaged in the interstate transportation and storage of natural gas and NGLs. This segment consists of interstate natural gas pipeline systems located in the Gulf Coast region, Oklahoma, Arkansas and the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana and Texas, with approximately 14,055 miles of pipeline.
Loews Hotels & Co operates a chain of 26 hotels, 24 of which are in the United States and two of which are in Canada.
The Corporate segment consists of investment income from the Parent Company’s cash and investments,
Parent Company
interest expense, other unallocated
Parent Company
expenses and the results of
Altium Packaging
since the acquisition date. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.
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

1
5
8

Statements of Income and Total assets by segment are presented in the following tables.

Year Ended December 31, 2019	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)
Revenues:
Insurance premiums	$7,428					$7,428
Net investment income	2,118	$6		$1	$230	2,355
Investment gains	49					49
Non-insurance warranty revenue	1,161					1,161
Operating revenues and other	32	982	$1,300	691	933	3,938

Total	10,788	988	1,300	692	1,163	14,931

Expenses:
Insurance claims and policyholders’ benefits	5,806					5,806
Amortization of deferred acquisition costs	1,383					1,383
Non-insurance warranty expense	1,082					1,082
Operating expenses and other	1,141	1,267	840	698	1,004	4,950
Interest	152	123	179	22	115	591

Total	9,564	1,390	1,019	720	1,119	13,812

Income (loss) before income tax	1,224	(402)	281	(28)	44	1,119
Income tax (expense) benefit	(224)	60	(72)	(3)	(9)	(248)

Net income (loss)	1,000	(342)	209	(31)	35	871
Amounts attributable to noncontrolling interests	(106)	167				61

Net income (loss) attributable to Loews Corporation	$894	$(175)	$209	$(31)	$35	$932

December 31, 2019
Total assets	$60,583	$5,834	$9,248	$1,728	$4,850	$82,243

1
5
9

Year Ended December 31, 2018	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)
Revenues:
Insurance premiums	$7,312					$7,312
Net investment income (loss)	1,817	$8		$2	$(10)	1,817
Investment losses	(57)					(57)
Non-insurance warranty revenue	1,007					1,007
Operating revenues and other	55	1,085	$1,227	753	867	3,987

Total	10,134	1,093	1,227	755	857	14,066

Expenses:
Insurance claims and policyholders’ benefits	5,572					5,572
Amortization of deferred acquisition costs	1,335					1,335
Non-insurance warranty expense	923					923
Operating expenses and other	1,203	1,196	820	653	956	4,828
Interest	138	123	176	29	108	574

Total	9,171	1,319	996	682	1,064	13,232

Income (loss) before income tax	963	(226)	231	73	(207)	834
Income tax (expense) benefit	(151)	30	(28)	(25)	46	(128)

Net income (loss)	812	(196)	203	48	(161)	706
Amounts attributable to noncontrolling interests	(86)	84	(68)			(70)

Net income (loss) attributable to Loews Corporation	$726	$(112)	$135	$48	$(161)	$636

December 31, 2018
Total assets	$57,123	$6,036	$9,131	$1,812	$4,214	$78,316

1
60

Year Ended December 31, 2017	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)
Revenues:
Insurance premiums	$6,988					$6,988
Net investment income	2,034	$2			$146	2,182
Investment gains	122					122
Non-insurance warranty revenue	390					390
Operating revenues and other	49	1,498	$1,325	$682	499	4,053

Total	9,583	1,500	1,325	682	645	13,735

Expenses:
Insurance claims and policyholders’ benefits	5,310					5,310
Amortization of deferred acquisition costs	1,233					1,233
Non-insurance warranty expense	299					299
Operating expenses and other	1,224	1,373	861	589	618	4,665
Interest	203	149	171	28	95	646

Total	8,269	1,522	1,032	617	713	12,153

Income (loss) before income tax	1,314	(22)	293	65	(68)	1,582
Income tax (expense) benefit	(419)	4	232	(1)	14	(170)

Net income (loss)	895	(18)	525	64	(54)	1,412
Amounts attributable to noncontrolling interests	(94)	(9)	(145)			(248)

Net income (loss) attributable to Loews Corporation	$801	$(27)	$380	$64	$(54)	$1,164

1
61

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A.	Controls and Procedures.

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
The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form
10-K
for the year ended December 31, 2019. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
There were no changes in the Company’s internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B.	Other Information.

None.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our executive officers is reported under the caption “Information about our Executive Officers” in Part I of this Report.
1
6
2

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
Additional information required by this Item can be found in our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2019 (the “2020 Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by this item can be found in our 2020 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.
Additional information required by this item can be found in our 2020 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item can be found in our 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by this Item can be found in our 2020 Proxy Statement and is incorporated herein by reference.

1
6
3

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

Page Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017	170

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017	172

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 2, 2009 (File No. 001-06541)	3.01

	By-Laws of Registrant as amended through February 13, 2018, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on February 13, 2018 (File No. 001-06541).	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act	4.01*

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K	4.02

(10)	Material Contracts

Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
		10.01 +

Description	Exhibit Number

Form of Performance-Based Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
10.02 +

Form of Time-Vesting Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
10.03 +

Form of Directors Restricted Stock Unit Award Notice under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
10.04 +

Form of Election Form for Restricted Stock Units under the Loews Corporation 2016 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 1, 2016 (File No. 001-06541)
10.05 +

Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement, filed with the SEC on March 26, 2012 (File No. 001-06541)	10.06 +

Form of Award Certificate for grants of stock appreciation rights pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010 (File No. 001-06541)
10.07 +

Loews Corporation Deferred Investment Plan, effective as of January 1, 2020	10.08*	+

Loews Corporation Executive Deferred Compensation Plan, effective as of January 1, 2016, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016 (File No. 001-06541)
10.09 +

Loews Corporation Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2009 (File No. 001-06541)
10.10 +

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008 (File No. 001-06541)	10.11

1
65

Description	Exhibit Number

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 8, 2002 (File No. 001-06541)
10.12 +

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
10.14+

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 8, 2002 (File No. 001-06541)
10.15+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 27, 2003 (File No. 001-06541)
10.16 +

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004 (File No. 001-06541)
10.17 +

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 8, 2002 (File No. 001-06541)
10.18+

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 27, 2003 (File No. 001-06541)
10.19 +

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004 (File No. 001-06541)
10.20 +

	Description	Exhibit Number

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(100)	XBRL Related Documents

	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS*

	Inline XBRL Taxonomy Extension Schema	101.SCH*

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	Inline XBRL Taxonomy Label Linkbase	101.LAB*

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

	(Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

Not included.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 11, 2020	By	*
(David B. Edelson, Senior Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 11, 2020	By	*
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 11, 2020	By	*
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Dated: February 11, 2020	By	*
(Mark S. Schwartz, Vice President and
Chief Accounting Officer)

Dated: February 11, 2020	By	*
(Ann E. Berman, Director)

Dated: February 11, 2020	By	*
(Joseph L. Bower, Director)

Dated: February 11, 2020	By	*
(Charles D. Davidson, Director)

Dated: February 11, 2020	By	*
(Charles M. Diker, Director)

Dated: February 11, 2020	By	*
(Paul J. Fribourg, Director)

Dated: February 11, 2020	By	*
(Walter L. Harris, Director)

Dated: February 11, 2020	By	*
(Philip A. Laskawy, Director)

Dated: February 11, 2020	By	*
(Susan P. Peters, Director)

Dated: February 11, 2020	By	*
(Andrew H. Tisch, Director)

Dated: February 11, 2020	By	*
(Jonathan M. Tisch, Director)

Dated: February 11, 2020	By	*
(Anthony Welters, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General Counsel and Secretary) Attorney-in-Fact

SCHEDULE I
Condensed Financial Information of Registrant
LOEWS CORPORATION
BALANCE SHEETS
ASSETS

December 31	2019	2018
(In millions)
Current assets, principally investment in short term instruments	$2,550	$2,050
Investments in securities	734	1,112
Investments in capital stocks of subsidiaries, at equity	18,123	17,556
Other assets	24	402

Total assets	$21,431	$21,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$77	$109
Long term debt	1,779	1,778
Deferred income tax and other	456	715

Total liabilities	2,312	2,602
Shareholders’ equity	19,119	18,518

Total liabilities and shareholders’ equity	$21,431	$21,120

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2019	2018	2017
(In millions)
Revenues:
Equity in income of subsidiaries (a)	$867	$819	$1,199
Net investment income (loss), interest and other	239	(11)	167

Total	1,106	808	1,366

Expenses:
Administrative	83	127	134
Interest	72	72	72

Total	155	199	206

Income before income tax	951	609	1,160
Income tax (expense) benefit	(19)	27	4

Net income	932	636	1,164
Equity in other comprehensive income (loss) of subsidiaries	812	(797)	197

Total comprehensive income (loss)	$1,744	$(161)	$1,361

1
70

SCHEDULE I
(Continued)
Condensed Financial Information of Registrant
LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2019	2018	2017
(In millions)
Operating Activities:
Net income	$932	$636	$1,164
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity method investees	36	401	(405)
Provision for deferred income taxes	106	113	77
Changes in operating assets and liabilities, net:
Receivables	1	3	4
Accounts payable and accrued liabilities	(29)	92	(20)
Trading securities	(478)	1,702	100
Other, net	36	19	(41)

	604	2,966	879

Investing Activities:
Investments in and advances to subsidiaries	183	(135)	12
Change in investments, primarily short term	326	(187)	30
Purchase of Boardwalk Pipelines common units		(1,504)
Acquisition			(620)
Other		(2)	(1)

	509	(1,828)	(579)

Financing Activities:
Dividends paid	(76)	(80)	(84)
Purchases of treasury shares	(1,051)	(1,026)	(216)
Other	(5)	(3)

	(1,132)	(1,109)	(300)

Net change in cash	(19)	29	-
Cash, beginning of year	29

Cash, end of year	$10	$29	$-

(a)	Cash dividends paid to the Company by affiliates amounted to $927, $878 and $804 for the years ended December 31, 2019, 2018 and 2017.

1
71

SCHEDULE V
LOEWS CORPORATION AND SUBSIDIARIES
Supplemental Information Concerning Property and Casualty Insurance Operations
Consolidated Property and Casualty Operations

December 31	2019	2018
(In millions)
Deferred acquisition costs	$662	$633
Reserves for unpaid claim and claim adjustment expenses	21,720	21,984
Discount deducted from claim and claim adjustment expense
reserves above (based on interest rates ranging from 3.5% to 7.6%)	1,321	1,388
Unearned premiums	4,583	4,183

Year Ended December 31	2019	2018	2017
(In millions)
Net written premiums	$7,656	$7,345	$7,069
Net earned premiums	7,428	7,312	6,988
Net investment income	2,063	1,751	1,992
Incurred claim and claim adjustment expenses related to current year	5,356	5,358	5,201
Incurred claim and claim adjustment expenses related to prior years	(127)	(179)	(381)
Amortization of deferred acquisition costs	1,383	1,335	1,233
Paid claim and claim adjustment expenses	5,576	5,331	5,341

1
7
2