Form 10-Q
period 2020-03-31
LOEWS CORP
filed 2020-05-04
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to _____________

Commission File Number 1-6541

LOEWS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2646102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, New York, NY 10065-8087
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 24, 2020, there were 281,430,472 shares of the registrant’s common stock outstanding.

Index

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
(Dollar amounts in millions, except per share data)

Assets:
Investments:
Fixed maturities, amortized cost of $38,059 and $38,157, less allowance for credit loss of $49 and $0	$40,124	$42,240
Equity securities, cost of $1,446 and $1,244	1,182	1,306
Limited partnership investments	1,730	2,004
Other invested assets, primarily mortgage loans, less allowance for credit loss of $20 and $0	1,101	1,072
Short term investments	3,705	4,628
Total investments	47,842	51,250
Cash	939	336
Receivables	8,136	7,675
Property, plant and equipment	14,751	15,568
Goodwill	763	767
Deferred non-insurance warranty acquisition expenses	2,905	2,840
Deferred acquisition costs of insurance subsidiaries	683	662
Other assets	3,235	3,145
Total assets	$79,254	$82,243

Liabilities and Equity:
Insurance reserves:
Claim and claim adjustment expense	$21,872	$21,720
Future policy benefits	11,734	12,311
Unearned premiums	4,745	4,583
Total insurance reserves	38,351	38,614
Payable to brokers	249	108
Short term debt	2,460	77
Long term debt	9,508	11,456
Deferred income taxes	858	1,168
Deferred non-insurance warranty revenue	3,848	3,779
Other liabilities	4,802	5,111
Total liabilities	60,076	60,313

Commitments and contingent liabilities
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 291,381,794 and 291,210,222 shares	3	3
Additional paid-in capital	3,347	3,374
Retained earnings	15,167	15,823
Accumulated other comprehensive loss	(1,093)	(68)
	17,424	19,132
Less treasury stock, at cost (9,951,322 and 240,000 shares)	(458)	(13)
Total shareholders’ equity	16,966	19,119
Noncontrolling interests	2,212	2,811
Total equity	19,178	21,930
Total liabilities and equity	$79,254	$82,243

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2020	2019
(In millions, except per share data)

Revenues:
Insurance premiums	$1,869	$1,803
Net investment income	163	657
Investment gains (losses)	(216)	31
Non-insurance warranty revenue	301	281
Operating revenues and other	982	985
Total	3,099	3,757

Expenses:
Insurance claims and policyholders’ benefits	1,425	1,357
Amortization of deferred acquisition costs	344	342
Non-insurance warranty expense	281	260
Operating expenses and other	2,026	1,149
Interest	144	141
Total	4,220	3,249
Income (loss) before income tax	(1,121)	508
Income tax (expense) benefit	77	(112)
Net income (loss)	(1,044)	396
Amounts attributable to noncontrolling interests	412	(2)
Net income (loss) attributable to Loews Corporation	$(632)	$394

Basic and diluted net income (loss) per share	$(2.20)	$1.27

Weighted average shares outstanding:
Shares of common stock	287.04	309.83
Dilutive potential shares of common stock		0.53
Total weighted average shares outstanding assuming dilution	287.04	310.36

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Three Months Ended March 31	2020	2019
(In millions)
Net income (loss)	$(1,044)	$396
Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(11)
Net unrealized gains (losses) on other investments	(1,044)	530
Total unrealized gains (losses) on investments	(1,055)	530
Unrealized losses on cash flow hedges	(19)	(6)
Pension and postretirement benefits	14	8
Foreign currency translation	(84)	17
Other comprehensive income (loss)	(1,144)	549
Comprehensive income (loss)	(2,188)	945
Amounts attributable to noncontrolling interests	531	(61)
Total comprehensive income (loss) attributable to Loews Corporation	$(1,657)	$884

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2019	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	396			394			2
Other comprehensive income	549				490		59
Dividends paid ($0.0625 per share)	(87)			(19)			(68)
Purchases of Loews Corporation treasury stock	(322)					(322)
Purchases of subsidiary stock from non- controlling interests	(14)						(14)
Stock-based compensation	1		(19)				20
Other	(7)		(1)	(4)			(2)
Balance,March 31, 2019	$21,902	$3	$3,607	$16,144	$(390)	$(327)	$2,865

Balance, December 31, 2019, as reported	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811
Cumulative effect adjustment from change in accounting standards (Note 1)	(5)			(5)
Balance, January 1, 2020, as adjusted	21,925	3	3,374	15,818	(68)	(13)	2,811
Net loss	(1,044)			(632)			(412)
Other comprehensive loss	(1,144)				(1,025)		(119)
Dividends paid ($0.0625 per share)	(87)			(18)			(69)
Purchases of Loews Corporation treasury stock	(445)					(445)
Purchases of subsidiary stock from non-controlling interests	(18)						(18)
Stock-based compensation	(4)		(22)				18
Other	(5)		(5)	(1)			1
Balance, March 31, 2020	$19,178	$3	$3,347	$15,167	$(1,093)	$(458)	$2,212

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2020	2019
(In millions)

Operating Activities:
Net income (loss)	$(1,044)	$396
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net	1,363	369
Changes in operating assets and liabilities, net:
Receivables	(266)	15
Deferred acquisition costs	(27)	(29)
Insurance reserves	510	57
Other assets	(116)	(143)
Other liabilities	(288)	(104)
Trading securities	197	(480)
Net cash flow provided by operating activities	329	81

Investing Activities:
Purchases of fixed maturities	(1,818)	(2,447)
Proceeds from sales of fixed maturities	823	2,259
Proceeds from maturities of fixed maturities	799	576
Purchases of limited partnership investments	(32)	(114)
Proceeds from sales of limited partnership investments	204	337
Purchases of property, plant and equipment	(233)	(223)
Change in short term investments	837	(27)
Other, net	(153)	(61)
Net cash flow provided by investing activities	427	300

Financing Activities:
Dividends paid	(18)	(19)
Dividends paid to noncontrolling interests	(69)	(68)
Purchases of Loews Corporation treasury stock	(458)	(317)
Purchases of subsidiary stock from noncontrolling interests	(18)	(14)
Principal payments on debt	(223)	(210)
Issuance of debt	654	192
Other, net	(12)	(13)
Net cash flow used by financing activities	(144)	(449)
Effect of foreign exchange rate on cash	(9)	2

Net change in cash	603	(66)
Cash, beginning of period	336	405
Cash, end of period	$939	$339

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 53% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Altium Packaging LLC (“Altium Packaging”), a 99% owned subsidiary). Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

On April 26, 2020, Diamond Offshore and certain of its subsidiaries commenced proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Financial information in this Report has been prepared on the basis that Diamond Offshore will continue as a going concern, which presumes that it will be able to realize assets and discharge liabilities in the normal course of business as they come due. As a result of the Chapter 11 proceedings, the principal and interest due under Diamond Offshore’s outstanding senior notes and revolving credit facility became immediately due and payable and have been presented as Short term debt in the unaudited Consolidated Condensed Balance Sheet as of March 31, 2020.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2020 and December 31, 2019 and results of operations, comprehensive income and changes in shareholders’ equity and cash flows for the three months ended March 31, 2020 and 2019. Net income (loss) for the first quarter of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Accounting changes – In June of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. For financial assets measured at cost, the expected credit loss model requires immediate recognition of estimated credit losses over the life of the asset and presentation of the asset at the net amount expected to be collected. This new guidance applies to mortgage loan investments, reinsurance and insurance receivables and other financing and trade receivables. For available-for-sale fixed maturity securities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment (“OTTI”) concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write-down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturity securities where there is an intent to sell, impairment will continue to result in a write-down of amortized cost.

On January 1, 2020, the Company adopted the updated guidance using a modified retrospective method with a cumulative effect adjustment recorded to beginning Retained earnings. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. A prospective transition approach is required for available-for-sale fixed maturity securities that were purchased with credit deterioration (“PCD assets”) or have recognized an OTTI write-down prior to the effective date. The cumulative effect of the accounting change resulted in a $5 million decrease in Retained earnings, after tax and noncontrolling interests.

Index
The allowance for doubtful accounts for insurance, reinsurance and trade receivables was unchanged as a result of adopting the new guidance. At adoption, an allowance for credit losses of $6 million was established for available-for-sale fixed maturity securities that were PCD assets, with a corresponding increase to amortized cost, resulting in no adjustment to the carrying value of the securities. Below is a summary of the significant accounting policies impacted by the adoption of ASU 2016-13.

The allowance for credit losses is a valuation account that is reported as a reduction of a financial asset’s cost basis and is measured on a pool basis when similar risk characteristics exist. The allowance is estimated using relevant available information from both internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses and adjustments may be made to reflect current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for additional factors that come to the Company’s attention. This could include significant shifts in counterparty financial strength ratings, aging of past due receivables, amounts sent to collection agencies, or other underlying portfolio changes. Current and forecast economic conditions are considered, using a variety of economic metrics and forecast indices. The sensitivity of expected credit losses relative to changes to the forecast of economic conditions can vary by financial asset class. A reasonable and supportable forecast period is up to 24 months from the balance sheet date. After the forecast period, the Company reverts to historical credit experience. Collateral arrangements such as letters of credit and amounts held in beneficiary trusts to mitigate credit risk are considered in the estimate of the net amount expected to be collected.

A policy election has been made to present accrued interest balances separately from the amortized cost basis of assets, and a practical expedient has been elected to exclude the accrued interest from the tabular disclosures for mortgage loans and available-for-sale securities. An election has been made not to estimate an allowance for credit losses on accrued interest receivables. The accrual of interest income is discontinued and the asset is placed on nonaccrual status in the quarter that the payment becomes delinquent. Interest accrued but not received for assets on nonaccrual status is reversed through Net investment income. Interest received for assets that are on nonaccrual status is recognized as payment is received. The asset is returned to accrual status when the principal and interest amounts contractually due are brought current, and future payments are expected. Interest receivables are presented in Receivables on the Consolidated Condensed Balance Sheet.

See Notes 2 and 8 for more information on credit losses.

Recently issued ASUs – In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944):  Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to update annually cash flow assumptions, including morbidity and persistency, and update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”). This guidance is effective for interim and annual periods beginning after December 15, 2021 and will be adopted on January 1, 2022. The guidance requires restatement of prior periods presented. The Company is currently evaluating the method of adoption and the effect the updated guidance will have on its consolidated financial statements, including increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of the business and related cash flows will be unchanged.

2. Investments

Net investment income is as follows:

Three Months Ended March 31,	2020	2019
(In millions)

Fixed maturity securities	$438	$455
Limited partnership investments	(102)	81
Short term investments	7	15
Equity securities	(44)	30
Income (loss) from trading portfolio (a)	(129)	81
Other	14	14
Total investment income	184	676
Investment expenses	(21)	(19)
Net investment income	$163	$657

Index
(a)	Net unrealized gains (losses) related to changes in fair value on securities still held were $(117) and $44 for the three months ended March 31, 2020 and 2019.

Investment gains (losses) are as follows:

Three Months Ended March 31,	2020	2019
(In millions)

Fixed maturity securities	$(75)	$(6)
Equity securities	(133)	42
Derivative instruments	5	(5)
Short term investments and other	(13)
Investment gains (a)	$(216)	$31

(a)
Gross investment gains on available-for-sale securities were $29 and $36 for the three months ended March 31, 2020 and 2019. Gross investment losses on available-for-sale securities were $104 and $42 for the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, $133 of net investment losses and $42 of net investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2020 and 2019.

The allowance for credit loss related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis. All available evidence is considered when determining whether an investment requires a credit loss write-down or allowance to be recorded. Examples of such evidence may include the financial condition and near term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions and industry, sector or other specific factors and whether it is likely that the amortized cost will be recovered through the collection of cash flows. Changes in the allowance are presented as a component of Investment gains (losses) on the Consolidated Condensed Statements of Operations.

The following table presents the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $390 million and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

March 31, 2020	Corporate and Other Bonds
(In millions)
Allowance for credit losses:
Balance as of December 31, 2019	$-
Additions to the allowance for credit losses:
Impact of adopting ASU 2016-13	6
For securities for which credit losses were not previously recorded	48
For available-for-sale securities accounted for as PCD assets	1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	(5)
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	(1)
Total allowance for credit losses	$49

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Three Months Ended March 31,	2020	2019
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$91	$6
Asset-backed	1	8
Impairment losses recognized in earnings	$92	$14

Index
The amortized cost and fair values of fixed maturity securities are as follows:

March 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses (a)	Estimated Fair Value
(In millions)
Fixed maturity securities:
Corporate and other bonds	$20,181	$1,419	$817	$49	$20,734
States, municipalities and political subdivisions	8,957	1,536	2		10,491
Asset-backed:
Residential mortgage-backed	4,198	207	8		4,397
Commercial mortgage-backed	2,207	36	153		2,090
Other asset-backed	1,868	9	133		1,744
Total asset-backed	8,273	252	294	-	8,231
U.S. Treasury and obligations of government-sponsored enterprises	147	8			155
Foreign government	452	15	4		463
Redeemable preferred stock	9				9
Fixed maturities available-for-sale	38,019	3,230	1,117	49	40,083
Fixed maturities trading	40	1			41
Total fixed maturity securities	$38,059	$3,231	$1,117	$49	$40,124

December 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains) (a)

Fixed maturity securities:
Corporate and other bonds	$19,789	$2,292	$32	$22,049
States, municipalities and political subdivisions	9,093	1,559		10,652
Asset-backed:
Residential mortgage-backed	4,387	133	1	4,519	$(17)
Commercial mortgage-backed	2,265	86	5	2,346	1
Other asset-backed	1,925	41	4	1,962	(3)
Total asset-backed	8,577	260	10	8,827	(19)
U.S. Treasury and obligations of government-sponsored enterprises	146	1	2	145
Foreign government	491	14	1	504
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,106	4,126	45	42,187	(19)
Fixed maturities trading	51	2		53
Total fixed maturities	$38,157	$4,128	$45	$42,240	$(19)

(a)
On January 1, 2020, the Company adopted ASU 2016-13; see Note 1. The Unrealized OTTI Losses (Gains) column that tracked subsequent valuation changes on securities for which a credit loss had previously been recorded has been replaced with the Allowance for Credit Losses column. Prior period amounts were not adjusted for the adoption of this standard.

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”). As of March 31, 2020 and December 31, 2019, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.5 billion and $2.0 billion (after tax and noncontrolling interests).

Index
The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities:
Corporate and other bonds	$7,036	$804	$44	$13	$7,080	$817
States, municipalities and political subdivisions	82	2			82	2
Asset-backed:
Residential mortgage-backed	166	7	22	1	188	8
Commercial mortgage-backed	1,185	151	12	2	1,197	153
Other asset-backed	1,510	131	9	2	1,519	133
Total asset-backed	2,861	289	43	5	2,904	294
U.S. Treasury and obligations of government-sponsored enterprises	2				2
Foreign government	76	4			76	4
Redeemable preferred stock	9				9
Total fixed maturity securities	$10,066	$1,099	$87	18	$10,153	$1,117

December 31, 2019

Fixed maturity securities:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34				34
Asset-backed:
Residential mortgage-backed	249	1	30		279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2		64	2
Foreign government	59	1	1		60	1
Total fixed maturity securities	$2,148	$31	$272	$14	$2,420	$45

The following tables present the estimated fair value and gross unrealized losses of available-for-sale corporate and other bonds in a gross unrealized loss position at March 31, 2020 across industry sectors and by rating distributions.

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Corporate and other bonds:
Basic materials	$727	$78
Communications	349	27
Consumer, cyclical – other	390	56
Consumer, non-cyclical – other	401	27
Energy – oil & gas	575	191
Energy – pipelines	523	112
Entertainment	148	23
Financial - other	1,711	89
Financial - real estate/REITS	599	45
Industrial	468	55
Retail	150	18
Technology	290	30
Transportation	73	5
Travel & related	269	37
Utilities	407	24
Total corporate and other bonds	$7,080	817

Index
March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Corporate and other bonds:
AAA	$8
AA	134	$4
A_	608	17
BBB	4,987	516
Below investment grade	1,343	280
Total corporate and other bonds	$7,080	$817

The following tables present the estimated fair value and gross unrealized losses of available-for-sale commercial mortgage-backed securities in a gross unrealized loss position at March 31, 2020 by property type and by rating distributions.

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Commercial mortgage-backed:
Conduits (multi-property, multi-borrower pools)	$211	$11
Single asset, single borrower	986	142
Total commercial mortgage-backed	$1,197	$153

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Commercial mortgage-backed:
US Government, Government agencies and Government sponsored enterprises	$1
AAA	60	$1
AA	245	17
A_	214	22
BBB	484	78
Below investment grade	193	35
Total commercial mortgage-backed	$1,197	$153

The following tables present the estimated fair value and gross unrealized losses of available-for-sale other asset-backed securities in a gross unrealized loss position at March 31, 2020 by underlying collateral and by rating distributions.

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Other asset-backed:
Auto	$290	$6
Collateralized Loan Obligations	418	60
Franchise	414	39
Other	397	28
Total other asset-backed	$1,519	$133

Index
March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Other asset-backed:
AAA	$49	$1
AA	83	2
A_	821	74
BBB	566	56
Total other asset-backed	$1,519	$133

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2020 gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the Company believes the gross unrealized losses are attributable primarily to widening credit spreads over risk free rates beyond historic norms, as a result of market uncertainties stemming from the coronavirus disease 2019 (“COVID-19”) pandemic, as well as supply shocks in the energy sector coupled with demand shocks in multiple sectors from the COVID-19 pandemic, that originated during the first quarter of 2020. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of March 31, 2020.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2020		December 31, 2019
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)
Due in one year or less	$1,331	$1,325	$1,334	$1,356
Due after one year through five years	11,554	11,812	9,746	10,186
Due after five years through ten years	13,078	13,069	14,892	15,931
Due after ten years	12,056	13,877	12,134	14,714
Total	$38,019	$40,083	$38,106	$42,187

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Mortgage Loans

The allowance for expected credit losses on mortgage loans is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (“DSCR”) and loan-to-value (“LTV”) ratios. The DSCR compares a property’s net operating income to its debt service payments, including principal and interest. The LTV ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. The pools developed to measure the credit loss allowance use increments of DSCR and LTV to draw distinctions between risk levels. Changes in the allowance for mortgage loans are presented as a component of Investment gains (losses) on the Consolidated Condensed Statements of Operations. Mortgage loans are included in Other invested assets on the Consolidated Condensed Balance Sheets. The historical loss rate applied to mortgage loans has been adjusted over the forecast period to reflect higher expected credit losses based on observable economic forecasts, which increased the allowance by $13 million for the period ended March 31, 2020.

Index
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination:

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$60	$32	$19	$92	$41	$130	$374
LTV 55% to 65%		32	29	55	4		120
LTV greater than 65%		5					5
DSCR 1.2x - 1.6x
LTV less than 55%		33	10	13	16	126	198
LTV 55% to 65%		73	32	32			137
LTV greater than 65%		85					85
DSCR ≤1.2x
LTV less than 55%		1	11	27		9	48
LTV 55% to 65%		14	14				28
LTV greater than 65%		22			24		46
Total	$60	$297	$115	$219	$85	$265	$1,041

(a)
The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

There were no loans that were past due or placed in nonaccrual status as of March 31, 2020. No interest income was written off for the period ended March 31, 2020.

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

	March 31, 2020			December 31, 2019
	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$715		$(32)	$715		$(8)

Without hedge designation:

Equity markets:
Options – purchased				57	$1
– written				100		(1)

Embedded derivative on funds withheld liability	196		(1)	182		(7)

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

Index
●
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

Prices may fall within Level 1, 2 or 3 depending upon the methodology and inputs used to estimate fair value for each specific security. In general, the Company seeks to price securities using third party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using a methodology and inputs the Company believes market participants would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted.

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

March 31, 2020	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$175	$20,690	$496	$21,361
States, municipalities and political subdivisions		10,491		10,491
Asset-backed		8,034	197	8,231
Fixed maturities available-for-sale	175	39,215	693	40,083
Fixed maturities trading		38	3	41
Total fixed maturities	$175	$39,253	$696	$40,124

Equity securities	$628	$538	$16	$1,182
Short term and other	3,224	403		3,627
Payable to brokers	(55)	(32)		(87)

December 31, 2019

Fixed maturity securities:
Corporate bonds and other	$175	$22,065	$468	$22,708
States, municipalities and political subdivisions		10,652		10,652
Asset-backed		8,662	165	8,827
Fixed maturities available-for-sale	175	41,379	633	42,187
Fixed maturities trading		49	4	53
Total fixed maturities	$175	$41,428	$637	$42,240

Equity securities	$629	$658	$19	$1,306
Short term and other	3,138	1,383		4,521
Receivables		2		2
Payable to brokers	(18)	(10)		(28)

Index
The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2020	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, March 31	Liabilities Held at March 31	Liabilities Held at March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$468		$(37)	$67		$(2)			$496		$(35)
Asset-backed	165		(9)	45		(3)		$(1)	197		(9)
Fixed maturities available-for-sale	633	$-	(46)	112	$-	(5)	$-	(1)	693	$-	(44)
Fixed maturities trading	4	(1)							3	(1)
Total fixed maturities	$637	$(1)	$(46)	$112	$-	$(5)	$-	$(1)	$696	$(1)	$(44)

Equity securities	$19	$(3)							$16	$(3)

Index
		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2019	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31	Liabilities Held at March 31	Liabilities Held at March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$222		$8	$56		$(2)		$(31)	$253		$7
Asset-backed	197		3	20		(4)	$5	(37)	184		3
Fixed maturities available-for-sale	419	$-	11	76	$-	(6)	5	(68)	437	$-	10
Fixed maturities trading	6	(1)							5	(1)
Total fixed maturities	$425	$(1)	$11	$76	$-	$(6)	$5	$(68)	$442	$(1)	$10

Equity securities	$19	$2							$21	$2

Net investment gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

Index
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

Derivative Financial Instruments

Equity options are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter derivatives, principally interest rate swaps, currency forwards, total return swaps, commodity swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

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

Index
Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs utilized in the fair value measurement of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of unobservable inputs from these broker quotes is neither provided nor reasonably available. The weighted average rate is calculated based on fair value.

March 31, 2020	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)
Fixed maturity securities	$583	Discounted cash flow	Credit spread	1% – 10% (4%)

December 31, 2019

Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% – 6% (2%)

For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value

The carrying amount, estimated fair value and the level of the fair value hierarchy of the financial assets and liabilities which are not measured at fair value on the Consolidated Condensed Balance Sheets are presented in the following tables. The carrying amounts and estimated fair values of short term debt and long term debt exclude finance lease obligations. The carrying amounts reported on the Consolidated Condensed Balance Sheets for cash and short term investments not carried at fair value and certain other assets and liabilities approximate fair value due to the short term nature of these items.

	Carrying	Estimated Fair Value
March 31, 2020	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,021			$1,036	$1,036

Liabilities:
Short term debt	2,459		$844	38	882
Long term debt	9,496		8,444	697	9,141

December 31, 2019

Assets:
Other invested assets, primarily mortgage loans	$994			$1,025	$1,025

Liabilities:
Short term debt	75		$9	66	75
Long term debt	11,443		10,884	626	11,510

The fair values of mortgage loans, included in Other invested assets, were based on the present value of the expected future cash flows discounted at the current interest rate for similar financial instruments, adjusted for specific loan risk.

Index
4.  Property, Plant and Equipment

Asset Impairments

During the first quarter of 2020, the offshore drilling business climate experienced a significant adverse change, primarily as a result of the market impacts of the oil price war between Saudi Arabia and Russia and regulatory, market and commercial challenges arising as a result of the COVID-19 pandemic and efforts to mitigate the spread of the virus, both of which resulted in a dramatic decline in oil prices. As of March 31, 2020, five drilling rigs that had indicators of impairment were evaluated. Based on the assumptions and analysis at that time, it was determined that the carrying value of four of these rigs was impaired. The fair values of these rigs were estimated using an income approach, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of each rig. These fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. An aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) was recorded for the three months ended March 31, 2020 and is reported within Operating expenses and other on the Consolidated Condensed Statements of Operations.

Diamond Offshore evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, Diamond Offshore may be required to recognize additional impairment losses in future periods.

5. Claim and Claim Adjustment Expense Reserves

Property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (“IBNR”) claims as of the reporting date. Reserve projections are based primarily on detailed analysis of the facts in each case, experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions, including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers’ compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that the ultimate cost for insurance losses will not exceed current estimates.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $75 million and $58 million for the three months ended March 31, 2020 and 2019. Net catastrophe losses for the three months ended March 31, 2020 included $13 million related to the COVID-19 pandemic, with the remaining $62 million related primarily to U.S. weather related events. Net catastrophe losses for the three months ended March 31, 2019 related primarily to U.S. weather-related events.

Index
Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Three Months Ended March 31	2020	2019
(In millions)

Reserves, beginning of year:
Gross	$21,720	$21,984
Ceded	3,835	4,019
Net reserves, beginning of year	17,885	17,965

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,355	1,309
Increase (decrease) in provision for insured events of prior years	(8)	8
Amortization of discount	51	50
Total net incurred (a)	1,398	1,367

Net payments attributable to:
Current year events	(72)	(100)
Prior year events	(1,218)	(1,309)
Total net payments	(1,290)	(1,409)

Foreign currency translation adjustment and other	(88)	13

Net reserves, end of period	17,905	17,936
Ceded reserves, end of period	3,967	3,900
Gross reserves, end of period	$21,872	$21,836

(a)
Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year development of $15 million and $14 million was recorded for commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended March 31, 2020 and 2019.

The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in Property & Casualty Operations:

Three Months Ended March 31	2020	2019
(In millions)

Medical professional liability	$10	$15
Other professional liability and management liability	3	(12)
Surety	(30)	(25)
Commercial auto	9	(5)
General liability		(20)
Workers’ compensation	(13)	2
Property and other	6	31
Total pretax (favorable) unfavorable development	$(15)	$(14)

2020

Unfavorable development in medical professional liability was primarily due to unfavorable outcomes on specific claims in accident years 2015 and 2016 in the aging services business.

Index
Favorable development in surety was primarily due to lower than expected frequency for accident years 2017 and prior.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in accident years 2016 through 2018.

2019

Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident year 2013 in the allied healthcare business.

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

Unfavorable development in property and other coverages was primarily due to higher than expected frequency and large loss activity in accident year 2018 in the marine business and higher than expected claims in Hardy for 2018 accident year catastrophes in property, energy and marine.

Asbestos and Environmental Pollution (“A&EP”) Reserves

In 2010, Continental Casualty Company (“CCC”) together with several insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the legacy A&EP liabilities were ceded to NICO through a loss portfolio transfer (“loss portfolio transfer” or “LPT”). At the effective date of the transaction, approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves were ceded to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. NICO was paid a reinsurance premium of $2.0 billion and billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million were transferred to NICO, resulting in total consideration of $2.2 billion.

In years subsequent to the effective date of the LPT, adverse prior year development on A&EP reserves was recognized resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which a change in the estimate of A&EP reserves is recognized that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Operations.

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $14 million and $22 million for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the cumulative amounts ceded under the LPT were $3.2 billion. The unrecognized deferred retroactive reinsurance benefit was $378 million and $392 million as of March 31, 2020 and December 31, 2019 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.7 billion and $3.7 billion as of March 31, 2020 and December 31, 2019. The decrease in the fair value of the trust was driven by overall declines in equity markets. As of March 31, 2020, the fair market value of the trust represented more than 150% of the gross LPT reserves. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Index
6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three months ended March 31, 2019 and 2020:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2019 (a)	$14	$57	$5	$(793)	$(163)	$(880)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $(140), $2, $0 and $0	4	521	(6)	(1)	17	535
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $(1), $0, $(2) and $0		5		9		14
Other comprehensive income (loss)	4	526	(6)	8	17	549
Amounts attributable to noncontrolling interests		(56)		(1)	(2)	(59)
Balance, March 31, 2019	$18	$527	$(1)	$(786)	$(148)	$(390)

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2020 (a)	$-	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $13, $287, $6, $0 and $0	(48)	(1,066)	(19)	1	(84)	(1,216)
Reclassification of losses from accumulated other comprehensive income, after tax of $(10), $(6), $0, $(3) and $0	37	22		13		72
Other comprehensive income (loss)	(11)	(1,044)	(19)	14	(84)	(1,144)
Amounts attributable to noncontrolling interests	1	111		(1)	8	119
Balance, March 31, 2020	$(10)	$(15)	$(25)	$(842)	$(201)	$(1,093)

(a)
On January 1, 2020, the Company adopted ASU 2016-13; see Note 1. The Net unrealized gains (losses) on investments with OTTI losses column that tracked the change in unrealized gains (losses) on investments with OTTI losses has been replaced with the Net unrealized gains (losses) on investments with an allowance for credit losses column. The balance as of January 1, 2020 in the Net unrealized gains (losses) on investments with OTTI losses column is now reported in the Net unrealized gains (losses) on other investments column. Prior period amounts were not adjusted for the adoption of this standard.

Index
Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses, Net unrealized gains (losses) on investments with OTTI losses, and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Index
Treasury Stock

Loews Corporation repurchased 9.7 million and 6.8 million shares of its common stock at an aggregate cost of $445 million and $322 million during the three months ended March 31, 2020 and 2019.

7. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported as Non-insurance warranty revenue and within Operating revenues and other on the Consolidated Condensed Statements of Operations.The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 12:

Three Months Ended March 31	2020	2019
(In millions)

Non-insurance warranty - CNA Financial	$301	$281

Contract drilling – Diamond Offshore	229	234
Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	332	339
Lodging and related services – Loews Hotels & Co	142	180
Rigid plastic packaging and recycled resin – Corporate	256	214
Total revenues from contracts with customers	959	967
Other revenues	23	18
Operating revenues and other	$982	$985

Receivables from contracts with customers – As of March 31, 2020 and December 31, 2019, receivables from contracts with customers were approximately $486 million and $458 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of March 31, 2020 and December 31, 2019, deferred revenue resulting from contracts with customers was approximately $4.0 billion and $3.9 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $297 million and $285 million of revenues recognized during the three months ended March 31, 2020 and 2019 were included in deferred revenue as of December 31, 2019 and 2018.

Performance obligations – As of March 31, 2020, approximately $12.9 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and natural gas liquids and hydrocarbons (“NGLs”) and non-insurance warranty services. Approximately $1.4 billion will be recognized during the remaining nine months of 2020, $2.1 billion in 2021 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

8.  Expected Credit Losses – Reinsurance and Insurance Receivables

As of March 31, 2020, an allowance for doubtful accounts of $23 million for reinsurance receivables has been established which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, reinsurance receivables are separated into two pools; voluntary reinsurance receivables and involuntary reinsurance exposures to mandatory pools. An allowance for involuntary pools has not been recorded as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on historical loss experience and assessment of the reinsurance counterparty risk profile, which generally corresponds with a B rating. Changes in the allowance are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Operations.

Index
The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of March 31, 2020
(In millions)

A- to A++	$2,662
B- to B++	859
Insolvent	4
Total voluntary reinsurance outstanding balance (a)	$3,525

(a)
Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. See Note 5 for more information on the LPT. Also excluded are receivables from involuntary pools.

Voluntary reinsurance receivables within the B- to B++ rating distribution are primarily due from captive reinsurers and backed by collateral arrangements.

As of March 31, 2020, an allowance for doubtful accounts of $30 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for premium receivables. This methodology uses historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. The expected credit loss for loss sensitive business in good standing is calculated on a pool basis, using historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Operating expenses and other on the Consolidated Condensed Statements of Operations.

9. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2020	2019	2020	2019
(In millions)

Service cost	$1	$2
Interest cost	23	29		$1
Expected return on plan assets	(43)	(40)	$(1)	(1)
Amortization of unrecognized net loss	11	11
Settlement charge	4
Net periodic (benefit) cost	$(4)	$2	$(1)	$-

10. Legal Proceedings

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

Index
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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July of 2019. In October of 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. The case has been set for trial in early 2021.

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any such litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

11. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2020, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

12. Segments

Loews Corporation has five reportable segments comprised of four individual operating subsidiaries, CNA, Diamond Offshore, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment, which is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of Loews Corporation’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Index
Statements of Operations by segment are presented in the following tables.

Three Months Ended March 31, 2020	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,869					$1,869
Net investment income (loss)	329				$(166)	163
Investment losses	(216)					(216)
Non-insurance warranty revenue	301					301
Operating revenues and other	8	$234	$341	$142	257	982
Total	2,291	234	341	142	91	3,099

Expenses:

Insurance claims and policyholders’ benefits	1,425					1,425
Amortization of deferred acquisition costs	344					344
Non-insurance warranty expense	281					281
Operating expenses and other	300	1,080	211	167	268	2,026
Interest	31	32	42	8	31	144
Total	2,381	1,112	253	175	299	4,220
Income (loss) before income tax	(90)	(878)	88	(33)	(208)	(1,121)
Income tax (expense) benefit	28	21	(23)	8	43	77
Net income (loss)	(62)	(857)	65	(25)	(165)	(1,044)
Amounts attributable to noncontrolling interests	7	405				412
Net income (loss) attributable to Loews Corporation	$(55)	$(452)	$65	$(25)	$(165)	$(632)

Index
Three Months Ended March 31, 2019	CNA Financial	Diamond Offshore	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,803					$1,803
Net investment income	571	$2			$84	657
Investment gains	31					31
Non-insurance warranty revenue	281					281
Operating revenues and other	9	234	$346	$180	216	985
Total	2,695	236	346	180	300	3,757

Expenses:

Insurance claims and policyholders’ benefits	1,357					1,357
Amortization of deferred acquisition costs	342					342
Non-insurance warranty expense	260					260
Operating expenses and other	284	283	195	156	231	1,149
Interest	34	30	45	5	27	141
Total	2,277	313	240	161	258	3,249
Income (loss) before income tax	418	(77)	106	19	42	508
Income tax (expense) benefit	(77)	6	(27)	(6)	(8)	(112)
Net income (loss)	341	(71)	79	13	34	396
Amounts attributable to noncontrolling interests	(36)	34				(2)
Net income (loss) attributable to Loews Corporation	$305	$(37)	$79	$13	$34	$394

Index
13.  Subsequent Event

On April, 26, 2020 (“Filing Date”), Diamond Offshore and certain of its direct and indirect subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under Chapter 11 of the United States Bankruptcy Code. As a result of Diamond Offshore’s filing and applicable U.S. generally accepted accounting principles, Loews Corporation has concluded that it will no longer control Diamond Offshore for accounting purposes, and therefore, Diamond Offshore will be deconsolidated from its consolidated financial statements effective as of the Filing Date.

Through the Filing Date, Diamond Offshore’s results will continue to be consolidated into Loews Corporation’s consolidated financial statements and Loews Corporation will recognize in its earnings its proportionate share of Diamond Offshore’s losses. Following deconsolidation, Loews Corporation will account for its interest in Diamond Offshore using the cost method of accounting and initially record its investment at the estimated fair value on the Filing Date. In connection with the deconsolidation, Loews Corporation expects to record a significant non-cash loss in the second quarter of 2020 to recognize the difference between the carrying value and estimated fair value of its interest in Diamond Offshore as of the Filing Date. The carrying value of Diamond Offshore as of March 31, 2020 is $1.0 billion, net of tax.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2019. This MD&A is comprised of the following sections:

Page No.

Overview	32
Results of Operations	33
Consolidated Financial Results	33
CNA Financial	33
Diamond Offshore	37
Boardwalk Pipelines	39
Loews Hotels & Co	42
Corporate	42
Liquidity and Capital Resources	43
Parent Company	43
Subsidiaries	44
Investments	45
Critical Accounting Estimates	49
Accounting Standards Update	49
Forward-Looking Statements	49

OVERVIEW

Loews Corporation is a holding company and has five reportable segments comprised of four individual operating subsidiaries, CNA Financial Corporation (“CNA”), Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment, which is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging LLC (“Altium Packaging”). Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its subsidiaries, the terms “Parent Company,” “we,” “our,” “us” or like terms as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to shareholders. The ability of subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

Index

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31	2020	2019
(In millions, except per share data)

CNA Financial	$(55)	$305
Diamond Offshore	(452)	(37)
Boardwalk Pipelines	65	79
Loews Hotels & Co	(25)	13
Corporate	(165)	34
Net income (loss) attributable to Loews Corporation	$(632)	$394

Basic and diluted net income (loss) per common share	$(2.20)	$1.27

Net loss attributable to Loews Corporation for the three months ended March 31, 2020 was $632 million, or $2.20 per share, compared to net income of $394 million, or $1.27 per share in the comparable 2019 period.

Results for the three months ended March 31, 2020, after tax and noncontrolling interests, were substantially below the prior year period, caused primarily by (i) drilling rig impairment charges of $408 million from Diamond Offshore, (ii) a $363 million decline in net investment income from CNA and the Parent Company, (iii) net investment losses of $152 million from CNA, down from $21 million of net investment gains in the prior year period, and (iv) a $38 million decrease in results from Loews Hotels & Co.

The economic disruption of the coronavirus disease 2019 (“COVID-19”) pandemic and measures to mitigate the spread of the virus have significantly impacted our results. The full impact of COVID-19 on our businesses will be dependent on the duration, scope and other responses to the pandemic.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2020 and 2019 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Net investment gains (losses), see the Investments section of this MD&A.

Three Months Ended March 31	2020	2019
(In millions)

Revenues:
Insurance premiums	$1,869	$1,803
Net investment income	329	571
Investment gains (losses)	(216)	31
Non-insurance warranty revenue	301	281
Other revenues	8	9
Total	2,291	2,695
Expenses:
Insurance claims and policyholders’ benefits	1,425	1,357
Amortization of deferred acquisition costs	344	342
Non-insurance warranty expense	281	260
Other operating expenses	300	284
Interest	31	34
Total	2,381	2,277
Income (loss) before income tax	(90)	418
Income tax (expense) benefit	28	(77)
Net income (loss)	(62)	341
Amounts attributable to noncontrolling interests	7	(36)
Net income (loss) attributable to Loews Corporation	$(55)	$305

Index

Net loss attributable to Loews Corporation was $55 million for the three months ended March 31, 2020 as compared with net income of $305 million in the 2019 period. The decrease was due to lower net investment income driven by lower limited partnership and common stock returns and net investment losses in 2020 as compared with net investment gains in the prior year period. These declines were precipitated by severe disruptions in the financial markets in March 2020 as a result of the COVID-19 pandemic and related containment measures. The net investment losses were driven by unfavorable changes in the fair value of non-redeemable preferred stock and higher impairment losses on fixed maturity securities. CNA’s underwriting results for the three months ended March 31, 2020 included a $15 million pretax ($11 million after tax and noncontrolling interests) loss related to COVID-19 comprised of claims activity included in catastrophe losses and an increase in CNA’s allowance for doubtful accounts of insurance receivables.

The impact COVID-19 had on CNA’s insurance underwriting results was more limited in the first quarter of 2020 than CNA anticipates occurring in the second and third quarters of 2020, and possibly thereafter, as the situation continues to evolve. Currently, CNA believes the future impact on its underwriting results is likely to include declines in premium volume, driven by slower growth, especially for lines of business that are sensitive to rates of economic growth, as well as policy cancellations and refunds or return of premiums, as a result of decreased insured exposures for CNA’s current policyholders. In addition, many of CNA’s customers, across a broad spectrum of industries, are likely to be impacted by lost business, which may affect CNA’s ability to collect amounts owed to it, increasing CNA’s expenses for credit losses for uncollectible premiums. Lower premiums and higher expenses will result in an increase to CNA’s expense ratio. Further, while loss frequency may decrease related to lower exposures in certain lines, CNA expects an overall increase in insurance claims reporting activity and related litigation due to both the pandemic and depressed economic conditions. This includes increased frequency in claim submissions in lines that are implicated by the virus and the mitigating activities taken by CNA’s customers and governmental authorities in response to its spread. These include workers’ compensation, healthcare, commercial property coverage, and directors’ and officers’ liability and employment practices liability lines. In addition, CNA’s surety lines may experience increased losses, particularly in construction surety, where there is risk that contractors will be adversely impacted by general economic conditions. The costs associated with claims handling and defense, as well as the payment of claims for covered exposures, will likely increase CNA’s loss ratio. Refer to Part II, Item 1A, Risk Factors for further discussion.

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

In assessing its insurance operations, CNA utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding from net income (loss), net investment gains or losses and any cumulative effects of changes in accounting guidance. In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily reflective of CNA’s primary insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes this measure is useful for investors to evaluate its insurance operations.

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate

Index
represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior period are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, represents gross written premiums excluding business which is mostly ceded to third party captives, including business related to large warranty programs.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,714	$1,062	$307	$3,083
Gross written premiums excluding third party captives	741	1,059	307	2,107
Net written premiums	694	950	219	1,863
Net earned premiums	685	818	239	1,742
Net investment income	56	47	15	118
Core income	96	24	2	122

Other performance metrics:
Loss and loss adjustment expense ratio	59.1%	68.1%	64.5%	64.0%
Expense ratio	32.0	33.2	35.4	33.1
Dividend ratio	0.2	0.6		0.4
Combined ratio	91.3%	101.9%	99.9%	97.5%

Rate	9%	8%	8%	8%
Renewal premium change	9	9	8	9
Retention	84	85	72	82
New business	$74	$198	$68	$340

Three Months Ended March 31, 2019

Gross written premiums	$1,701	$941	$324	$2,966
Gross written premiums excluding third party captives	730	932	324	1,986
Net written premiums	698	849	259	1,806
Net earned premiums	661	763	250	1,674
Net investment income	155	190	15	360
Core income	169	139	6	314

Other performance metrics:
Loss and loss adjustment expense ratio	59.3%	66.9%	64.8%	63.6%
Expense ratio	32.8	33.8	37.1	33.8
Dividend ratio	0.2	0.6		0.4
Combined ratio	92.3%	101.3%	101.9%	97.8%

Rate	3%	2%	5%	3%
Renewal premium change	6	4	2	4
Retention	89	85	69	83
New business	$86	$163	$80	$329

Total gross written premiums increased $117 million for the three months ended March 31, 2020 as compared with the 2019 period. Total net written premiums increased $57 million for the three months ended March 31, 2020 as compared with the 2019 period.

Index

Gross written premiums, excluding third party captives, for Specialty increased $11 million for the three months ended March 31, 2020 as compared with the 2019 period, driven by strong rate. Net written premiums for Specialty decreased $4 million for the three months ended March 31, 2020 as compared with the 2019 period driven by a higher level of ceded reinsurance. The increase in net earned premiums for the three months ended March 31, 2020 was consistent with the trend in net written premiums in recent quarters for Specialty.

Gross written premiums for Commercial increased $121 million for the three months ended March 31, 2020 as compared with the 2019 period driven by higher new business and rate. Net written premiums for Commercial increased $101 million for the three months ended March 31, 2020 as compared with the 2019 period. The increase in net earned premiums was consistent with the trend in net written premiums for Commercial for the three months ended March 31, 2020.

Gross written premiums for International decreased $17 million for the three months ended March 31, 2020 as compared with the 2019 period driven by the continued impact of the strategic exit from certain Lloyd’s business classes offset by growth in Canada. Net written premiums for International decreased $40 million for the three months ended March 31, 2020 as compared with the 2019 period. The decrease in net earned premiums was consistent with the trend in net written premiums for International for the three months ended March 31, 2020.

Core income decreased $192 million for the three months ended March 31, 2020 as compared with the 2019 period due to lower net investment income driven by limited partnership and common stock returns partially offset by improved current accident year underwriting results.

Net catastrophe losses were $75 million for the three months ended March 31, 2020 as compared with $58 million in the 2019 period. Net catastrophe losses for the three months ended March 31, 2020 included $13 million related to COVID-19, which is being tracked as a separate catastrophe event. For the three months ended March 31, 2020 and 2019, Specialty had net catastrophe losses of $8 million, which included $6 million related to the COVID-19 pandemic, and $12 million, Commercial had net catastrophe losses of $57 million, which included $5 million related to the COVID-19 pandemic, and $40 million and International had net catastrophe losses of $10 million, which included $2 million related to the COVID-19 pandemic, and $6 million.

Favorable net prior year loss reserve development of $15 million and $14 million was recorded for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, Specialty recorded favorable net prior year loss reserve development of $11 million and $20 million and Commercial recorded favorable net prior year loss reserve development of $4 million and $8 million. For the three months ended March 31, 2020, International recorded no net prior year loss reserve development as compared with unfavorable net prior year loss reserve development of $14 million in the 2019 period. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 1.0 point for the three months ended March 31, 2020 as compared with the 2019 period. The loss ratio improved 0.2 points driven by improved current accident year underwriting results largely offset by lower favorable net prior year loss reserve development in the current period. The expense ratio improved 0.8 points for the three months ended March 31, 2020 as compared with the 2019 period driven by higher net earned premiums.

Commercial’s combined ratio increased 0.6 points for the three months ended March 31, 2020 as compared to the 2019 period. The loss ratio increased 1.2 points driven by higher net catastrophe losses partially offset by lower claim handling expenses. The expense ratio for the three months ended March 31, 2020 improved 0.6 points as compared with the 2019 period driven by higher net earned premiums.

International’s combined ratio improved 2.0 points for the three months ended March 31, 2020 as compared with the 2019 period. The loss ratio improved 0.3 points driven by the absence of unfavorable net prior year loss reserve development in the current period partially offset by lower current accident year underwriting results. The expense ratio improved 1.7 points for the three months ended March 31, 2020 as compared with the 2019 period driven by lower acquisition expenses and employee costs.

Index

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31	2020	2019
(In millions)

Net earned premiums	$127	$130
Net investment income	211	211
Core income (loss)	(14)	4

Core results for the three months ended March 31, 2020 decreased $18 million as compared with the 2019 period. The decrease in core results was driven by lower amortization of the deferred gain related to the A&EP loss portfolio transfer. Due to the recognition of the active life reserve premium deficiency and resetting of actuarial assumptions in the third quarter of 2019, the operating results for the long term care business in 2020 now reflect the variance between actual experience and expected results contemplated in the Company’s best estimate of reserves. Core income for the long term care business for the three months ended March 31, 2020 is in line with expectations.

Non-GAAP Reconciliation of Core Income (Loss) to Net Income (Loss)

The following table reconciles CNA’s core income (loss) to net income (loss) attributable to Loews Corporation for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31	2020	2019
(In millions)

Core income (loss):
Property & Casualty Operations	$122	$314
Other Insurance Operations	(14)	4
Total core income	108	318
Investment gains (losses) (after tax)	(170)	23
Consolidating adjustments including noncontrolling interests	7	(36)
Net income (loss) attributable to Loews Corporation	$(55)	$305

Diamond Offshore

Bankruptcy Filing

On April 26, 2020, Diamond Offshore and certain of its direct and indirect subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under Chapter 11 of the United States Bankruptcy Code. For further information, see Note 13 of the Notes to the Consolidated Condensed Financial Statements included under Item 1.

Overview

The protracted industry downturn affecting the offshore contract drilling industry sustained a further significant set-back, commencing in mid-March of 2020. The COVID-19 outbreak and actions taken by businesses and governments in response to it have precipitated a lockdown in many parts of the world, leading to a dramatic fall in oil demand and economic activity. In addition, amid the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were unable to reach an agreement on oil production quotas, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April to cut production, downward pressure on oil prices has remained and could continue for the foreseeable future. As a result of this, crude oil prices have fallen to approximately $15 per barrel as of the date of this Report. Consequently, due to the low commodity price and uncertain global demand, many exploration and production companies, including some of Diamond Offshore’s customers, have announced significant reductions in their 2020 capital spending programs.

Index

Floater utilization, which was approximately 67% at the end of the first quarter, is expected to decrease significantly as some industry analysts report that contracting activity has come to a halt as new rig tenders are deferred or canceled. Additionally, some rigs are being released early from drilling programs or are having their contracts terminated, while other programs have been paused in response to the need for COVID-19 containment. Dayrates are also expected to decrease as customers seek lower rates on any new contracts awarded during these unprecedented times.

Global rig attrition is projected by industry analysts to increase as a market recovery is not expected in the near term. During this time, drilling contractors may elect to forego upcoming special surveys of rigs rolling off contract with no future work, resulting in the cold stacking or ultimate retirement of a rig. Historically, the longer a drilling rig remains cold stacked, the cost of reactivation increases and the likelihood of reactivation decreases.

During the first quarter of 2020, Diamond Offshore recognized an aggregate asset impairment charge of $774 million to write down four rigs to their estimated fair values. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, Diamond Offshore may be required to recognize additional impairment charges in future periods.

Contract Drilling Backlog

Diamond Offshore’s contract drilling backlog was $1.4 billion and $1.6 billion as of April 1, 2020 (based on information available at that time) and January 1, 2020 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2019). The contract drilling backlog by year as of April 1, 2020 is $521 million in 2020 (for the nine-month period beginning April 1, 2020), $493 million in 2021 and an aggregate of $379 million in 2022 and 2023. Contract drilling backlog excludes future gross margin commitments of approximately $25 million for 2020 and an aggregate of approximately $75 million for the three year period ending December 31, 2023, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the two respective periods, pursuant to terms of an existing contract. In April of 2020, Diamond Offshore received a purported notice of termination by a subsidiary of Beach Energy Limited (“Beach”) of its contract for the Ocean Onyx, which was scheduled to commence during the second quarter of 2020 and represents approximately $66 million of contract drilling backlog expected to have been earned in 2020 through 2021. Diamond Offshore does not believe that Beach has a valid or lawful right to terminate the contract or that the purported notice of termination is effective, and intends to enforce its rights under the contract.

Contract drilling backlog includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue to be earned and the actual periods during which revenues will be earned will be different than the amounts and periods stated above due to various factors affecting utilization such as the effects of COVID-19 and efforts to mitigate the spread of the virus, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Changes in Diamond Offshore’s contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, Diamond Offshore’s customers may seek to terminate or renegotiate its contracts, which could adversely affect its reported backlog.

Index

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2020 and 2019 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2020	2019
(In millions)

Revenues:
Net investment income		$2
Contract drilling revenues	$218	227
Other revenues	16	7
Total	234	236
Expenses:
Contract drilling expenses	185	167
Other operating expenses:
Impairment of assets	774
Other expenses	121	116
Interest	32	30
Total	1,112	313
Loss before income tax	(878)	(77)
Income tax benefit	21	6
Amounts attributable to noncontrolling interests	405	34
Net loss attributable to Loews Corporation	$(452)	$(37)

Contract drilling revenues decreased $9 million for the three months ended March 31, 2020 as compared with the 2019 period, primarily due to lower average daily revenue earned, partially offset by the effect of incremental revenue earning days. The decrease in average daily revenue is primarily due to the completion of a long term contract for a drilling rig in July of 2019, which was at a significantly higher dayrate than the rig’s current contract, partially offset by revenue recognized during the first quarter of 2020 related to the reimbursement of withholding taxes related to a rig in Brazil. Revenue earning days increased primarily due to incremental revenue earning days for a rig which was reactivated for a new contract that commenced during the second quarter of 2019.

Contract drilling expenses increased $18 million for the three months ended March 31, 2020 as compared with the 2019 period, primarily due to higher costs for repairs and maintenance and other rig operating costs, primarily related to the reactivation of two rigs.

Net loss attributable to Loews Corporation increased $415 million for the three months ended March 31, 2020 as compared with the 2019 period, primarily due to an aggregate asset impairment charge of $408 million (after tax and noncontrolling interests) recognized in the first quarter of 2020 combined with lower margins from contract drilling services and higher depreciation expense primarily due to capital expenditures made during 2019. These unfavorable impacts on results were partially offset by an incremental tax benefit recorded in relation to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Boardwalk Pipelines

Current Events

During the first quarter of 2020, the world and the United States experienced the unprecedented impacts of the COVID-19 pandemic along with an excess supply of oil and natural gas. The excess supply of energy products has led to a significant decrease in energy prices and the social distancing and other measures in response to COVID-19 have changed the way that Boardwalk Pipelines operates its pipelines and conducts its business. Boardwalk Pipelines’ operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, and it has taken measures to seek to ensure the safety of its employees and operations while maintaining uninterrupted service to its customers.

Index

The following summarizes the material impacts to Boardwalk Pipelines’ business and the material actions it has taken to mitigate the current impacts from both the COVID-19 pandemic and the recent decline in energy prices:

●
Boardwalk Pipelines’ business has not been significantly impacted by the recent change in commodity prices. Some of its customers are directly impacted by changes in commodity prices, which can impact Boardwalk Pipelines’ ability to renew contracts at existing rates or capacities or impact the customers’ ability to make payment for the services Boardwalk Pipelines provides. The COVID-19 pandemic and decreased energy prices could cause a disruption of the normal operations of many of Boardwalk Pipelines’ customers, including the temporary closure or reduction of plant operations or shut-in of production. Should energy prices remain at current levels for a sustained period of time, or decline further, Boardwalk Pipelines could be exposed to increased credit risk or the increased risk of customers filing for bankruptcy protection.

●
Through the date of this Report, Boardwalk Pipelines has not experienced any significant operational disruptions and its pipeline throughput has remained stable. For example, for the three months ended March 31, 2020, Boardwalk Pipelines transported approximately 801 trillion cubic feet of natural gas and approximately 23 million barrels of natural gas liquids and hydrocarbons (“NGLs”), an increase in excess of 10% from the comparable period in 2019 for each commodity. Boardwalk Pipelines’ results of operations for the first quarter of 2020 have not been materially impacted as a result of the COVID-19 pandemic or the decline in energy prices.

●
Boardwalk Pipelines did not experience any significant changes in its workforce composition and was able to implement its business continuity plans with no significant impact to its ability to maintain its operations. Boardwalk Pipelines continues to maintain strong physical and cybersecurity measures in order to both serve its operational needs with a remote workforce and keep its integrated pipeline and storage systems running to ensure that it provides reliable service to its customers.

●
Through the date of this Report, Boardwalk Pipelines’ balance sheet remains strong and it continues to have sufficient liquidity and it expects to continue to fund its operations through its operating cash flows. Boardwalk Pipelines has $1.2 billion of available borrowing capacity under its revolving credit facility and does not have any debt maturities until February of 2021.

The safety of Boardwalk Pipelines’ employees and operations while providing uninterrupted service to its customers remains its primary focus. Although it is difficult to reasonably determine the ongoing and future impacts of the COVID-19 pandemic and the decline in energy prices, an extended downturn in the economy and depressed energy prices could negatively affect Boardwalk Pipelines’ customers and their businesses and could in turn have a material adverse effect on Boardwalk Pipelines’ business.

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended March 31, 2020, approximately 90% of Boardwalk Pipelines’ revenues were derived from fixed fees under firm agreements. Boardwalk Pipelines expects to earn revenues of approximately $9.4 billion from fixed fees under committed firm agreements in place as of March 31, 2020, including agreements for transportation, storage and other services, over the remaining term of those agreements. For the three months ended March 31, 2020, Boardwalk Pipelines added approximately $370 million from the comparable amount at December 31, 2019, from contracts entered into during 2020. For Boardwalk Pipelines’ customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (“FERC”) regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues from fixed fees under committed firm agreements may also include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipelines has recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to March 31, 2020.

Index

Contract Renewals

Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Boardwalk Pipelines’ storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across Boardwalk Pipelines’ pipeline systems. Through the date of this Report, while Boardwalk Pipelines has not seen a significant change in the demand for its services as a result of the COVID-19 pandemic or the decline in energy prices, if these conditions remain for an extended period of time, Boardwalk Pipelines could see a decline in the demand for its services. Boardwalk Pipelines focuses its marketing efforts on enhancing the value of the capacity that is up for renewal and works with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of Boardwalk Pipelines’ available capacity to be lower than its long term view of the capacity, Boardwalk Pipelines may seek to shorten contract terms until market perception improves.

Over the past several years, as a result of market conditions, Boardwalk Pipelines has renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with its significant pipeline expansion projects that were placed into service in the 2007-2009 timeframe, have expired. A substantial portion of the capacity associated with the pipeline expansion projects was recontracted, usually at lower rates or lower volumes, which has negatively impacted Boardwalk Pipelines’ operating revenues.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the three months ended March 31, 2020 and 2019 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2020	2019
(In millions)

Revenues:
Operating revenues and other	$341	$346
Total	341	346
Expenses:
Operating and other	211	195
Interest	42	45
Total	253	240
Income before income tax	88	106
Income tax expense	(23)	(27)
Net income attributable to Loews Corporation	$65	$79

Total revenues decreased $5 million for the three months ended March 31, 2020 as compared with the 2019 period. Including the effect of items in fuel and transportation expense, operating revenues decreased $10 million driven by contract expirations that were recontracted at overall lower average rates, partially offset by revenues from recently completed growth projects.

Operating expenses increased $16 million for the three months ended March 31, 2020 as compared with the 2019 period. Excluding items offset in operating revenues, operating expenses increased $11 million, primarily due to the timing of maintenance project expenses, an increased asset base from recently completed growth projects and the expiration of property tax abatements. Interest expense decreased $3 million for the three months ended March 31, 2020 as compared with the 2019 period primarily due to lower interest rates from borrowings under the revolving credit facility.

Index

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2020 and 2019 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2020	2019
(In millions)

Revenues:
Operating revenue	$109	$151
Revenues related to reimbursable expenses	33	29
Total	142	180
Expenses:
Operating	116	133
Reimbursable expenses	33	29
Depreciation	14	16
Equity (income) loss from joint ventures	4	(22)
Interest	8	5
Total	175	161
Income (loss) before income tax	(33)	19
Income tax (expense) benefit	8	(6)
Net income (loss) attributable to Loews Corporation	$(25)	$13

Due to the COVID-19 pandemic and efforts to mitigate the spread of the virus, twenty hotels owned and/or operated by Loews Hotels temporarily suspended operations in March of 2020, two hotels that completed construction have not opened and two additional hotels suspended operations in April of 2020. Only three owned hotels and one managed hotel remain operational, but with limited occupancy. While Loews Hotels has enacted significant measures to adjust the operating cost structure of each hotel during these suspensions of operations, deferred most capital expenses and reduced the operating costs of its management company fixed and other necessary costs to own and maintain each property are still being incurred. The resumption of operations will vary by hotel property and will depend on numerous factors, some of which are outside Loews Hotels control. After the resumption of operations, occupancy at hotel properties is expected to increase gradually as the travel behavior of potential hotel guests will also depend on numerous factors outside Loews Hotels control.

Reduced occupancy caused by the COVID-19 pandemic and mitigation efforts is the primary reason for the decrease in operating revenues of $42 million, the decrease in operating expenses of $17 million, and the decrease in equity income from joint ventures of $26 million for the three months ended March 31, 2020 as compared with the 2019 period.

In addition to the impact of the COVID-19 pandemic, the Loews San Francisco Hotel transitioned from an owned to a managed hotel during 2019 and that transition reduced operating revenues for the three months ended March 31, 2020 by $8 million as compared with the 2019 period. Operating expenses for the first quarter of 2019 included a $3 million impairment related to an owned hotel property. Pre-opening costs included in equity income from joint ventures increased $3 million for the three months ended March 31, 2020 compared with the 2019 period.

Interest expense for the first quarter of 2020 increased $3 million due primarily to the increase in debt balances and less capitalized interest related to recently completed hotel development projects as compared with the 2019 period.

Corporate

Corporate operations consist primarily of investment income at the Parent Company, operating results of Altium Packaging, Parent Company interest expense and other Parent Company administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio.

Index

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2020 and 2019 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2020	2019
(In millions)

Revenues:
Net investment income (loss)	$(166)	$84
Operating revenues and other	257	216
Total	91	300
Expenses:
Operating and other	268	231
Interest	31	27
Total	299	258
Income (loss) before income tax	(208)	42
Income tax (expense) benefit	43	(8)
Net income (loss) attributable to Loews Corporation	$(165)	$34

Net investment loss was $166 million for the three months ended March 31, 2020 as compared with income of $84 million in the 2019 period, primarily as a result of the significant decline in equity based investments in March 2020 in response to the COVID-19 pandemic and related containment measures.

Operating revenues and other include Altium Packaging revenues of $256 million and $214 million for the three months ended March 31, 2020 and 2019. The increase of $42 million in the 2020 period as compared with the 2019 period, reflects an increase of $35 million related to acquisitions in 2019, higher volumes as a result of higher COVID-19 related demand for household chemicals, water and pharmaceuticals partially offset by the pass-through effect of lower year-over-year resin prices. Altium Packaging’s contracts generally provide for resin price changes to be passed through to its customers on a short-term lag, generally about one month. When a pass-through occurs, revenues and expenses generally change by the same amount so that Altium Packaging’s gross margin returns to the same level as prior to the change in prices.

Operating and other expenses include Altium Packaging operating expenses of $246 million and $206 million for three months ended March 31, 2020 and 2019, which include depreciation and amortization expense. The increase in Altium Packaging’s operating expenses of $40 million in the 2020 period as compared with the 2019 period is primarily due to an increase of $31 million related to acquisitions in 2019 and higher volumes in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.1 billion at March 31, 2020 as compared to $3.3 billion at December 31, 2019. During the three months ended March 31, 2020, we received $575 million in dividends from CNA, including a special dividend of $485 million. Cash outflows during the three months ended March 31, 2020 included the payment of $458 million to fund treasury stock purchases, $18 million of cash dividends to our shareholders and $63 million of cash contributions to Loews Hotels & Co. Loews Corporation anticipates providing Loews Hotels & Co additional capital support during the remainder of 2020. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the three months ended March 31, 2020, we purchased 9.7 million shares of Loews Corporation common stock.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Index

Subsidiaries

Related to the COVID-19 pandemic and efforts to mitigate the spread of the virus, CNA cash flows may be adversely impacted by lower premium volumes, suspensions and cancellations of policies, return of premiums or premium refunds, and increased claim and defense cost payments in future quarters. At this time, CNA does not believe these impacts would give rise to a material liquidity concern given its overall liquid assets and anticipated future cash flows.

CNA’s cash provided by operating activities was $212 million for the three months ended March 31, 2020 and $287 million for the 2019 period. The decrease in cash provided by operating activities was driven by higher net claim payments and a lower level of distributions from limited partnerships partially offset by an increase in premiums collected.

CNA paid dividends of $2.37 per share on its common stock, including a special dividend of $2.00 per share in the first quarter of 2020. On May 1, 2020, CNA’s Board of Directors declared a quarterly dividend of $0.37 per share, payable June 4, 2020 to shareholders of record on May 18, 2020. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

CNA has an effective shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2020, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2020 that would not be subject to the Department’s prior approval is $1,078 million, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $125 million during the three months ended June 30, 2019, $135 million during the three months ended September 30, 2019, $125 million during the three months ended December 31, 2019 and $670 million during the three months ended March 31, 2020. As of March 31, 2020, CCC is able to pay approximately $23 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

As a result of Diamond Offshore’s bankruptcy filing, Diamond Offshore is in default of its loan covenants with respect to its unsecured senior notes and revolving credit facility and no longer has access to borrowings under its revolving credit agreement. However, any efforts by its creditors to enforce their rights in respect of the default are automatically stayed as a result of the bankruptcy filing, and its creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the United States Bankruptcy Code.

Boardwalk Pipelines’ cash provided by operating activities decreased $18 million for the three months ended March 31, 2020 compared to the 2019 period, primarily due to the change in net income and the timing of receivables and accrued liabilities.

For the three months ended March 31, 2020 and 2019, Boardwalk Pipelines’ capital expenditures were $101 million and $71 million, consisting of a combination of growth and maintenance capital.

As of March 31, 2020, Boardwalk Pipelines had $275 million of outstanding borrowings under its credit facility. As of May 1, 2020, Boardwalk Pipelines had $275 million of outstanding borrowings and approximately $1.2 billion of available borrowing under its credit facility. Boardwalk Pipelines anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2020. Boardwalk Pipelines has an effective shelf registration statement under which it may publicly issue debt securities, warrants or rights from time to time.

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contain a variety of financial and operational covenants. To date, all lenders under the facilities have been notified if the hotel financed by the facility has temporarily suspended operations. Additionally, Loews Hotels & Co has proactively requested certain lenders, where applicable, to (1) temporarily waive certain covenants to avoid both an event of default and/or further restriction

Index
of the hotel’s cash balances through the establishment of lockboxes and other measures; (2) temporarily allow funds previously restricted directly or indirectly under the hotel’s underlying loan agreement for the renewal, replacement and addition of building improvements, furniture and fixtures to be used instead for hotel operations and maintenance; (3) allow hotels under development to defer required completion and opening dates; and/or (4) defer certain interest and/or principal payments while the hotels operations are temporarily suspended.  Where applicable, Loews Hotels & Co also continues to work with lenders on loans that are being reviewed for extension under the applicable loan agreements, even under current circumstances. These discussions with lenders are ongoing and may require Loews Hotels & Co to make principal paydowns or provide guaranties of a subsidiary’s debt to otherwise avoid an event of default. Through the date of this Report, there are no loans where a lender has notified Loews Hotels & Co of an event of default.

Additionally, due to temporary suspension of operations and resulting lost revenues in certain unconsolidated partnerships, Loews Hotels & Co has received capital call notices and provided additional funding to its joint venture entities in accordance with the underlying partnership agreements to cover fixed and other necessary costs. Through April 30, 2020, approximately $25 million was funded to these joint ventures as capital contributions or loans in 2020.

Since January 1, 2020, Loews Hotels & Co received capital contributions of $74 million from Loews Corporation. Additional funding from Loews Corporation during the remainder of 2020 will be needed and will depend on numerous factors, including when properties reopen and how quickly they recover to sustainable operating levels.

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

We enter into short sales and invest in certain derivative instruments that are used for asset and liability management activities, income enhancements to the portfolio management strategy and to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur. Monitoring procedures include senior management review of daily reports of existing positions and valuation fluctuations to seek to ensure that open positions are consistent with the portfolio strategy.

Credit exposure associated with non-performance by counterparties to derivative instruments is generally limited to the uncollateralized change in fair value of the derivative instruments recognized in the Consolidated Condensed Balance Sheets. We mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives by using multiple counterparties. We occasionally require collateral from derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

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

The financial market disruption in the first quarter of 2020 significantly impacted CNA’s investment portfolio during the period. Losses from its limited partnership and common and preferred equity portfolios, as well as the recognition of impairment losses on certain fixed maturity holdings, have negatively impacted net income. Additionally, the overall fair value of CNA’s available for sale fixed maturity portfolio has declined, primarily as a result of credit spread widening. CNA currently expects some level of continued volatility in its investment portfolio as the situation continues to evolve.

Index

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three Months Ended March 31	2020	2019
(In millions)

Fixed income securities:
Taxable fixed income securities	$371	$383
Tax-exempt fixed income securities	78	82
Total fixed income securities	449	465
Limited partnership investments	(70)	76
Common stock	(55)	20
Other, net of investment expense	5	10
Pretax net investment income	$329	$571
Fixed income securities after tax and noncontrolling interests	$328	$340
Net investment income after tax and noncontrolling interests	$249	$415

Effective income yield for the fixed income securities portfolio, before tax	4.6%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.8%	3.9%
Limited partnership and common stock return	(7.0)%	4.5%

Net investment income after tax and noncontrolling interests decreased $166 million for the three months ended March 31, 2020 as compared with the 2019 period. The decrease was driven by limited partnership and common stock returns. The limited partnership returns for the three months ended March 31, 2020 include limited partnerships representing 51% reporting on a current basis with no reporting lag and 49% reporting on a lag, primarily three months or less. Limited partnerships reporting on a current basis include substantially all of CNA’s hedge funds.

Net Investment Gains (Losses)

The components of CNA’s net investment gains (losses) are presented in the following table:

Three Months Ended March 31	2020	2019
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds, states, municipalities and political subdivisions	$(79)	$8
Asset-backed	4	(14)
Total fixed maturity securities	(75)	(6)
Non-redeemable preferred stock	(133)	42
Short term and other	(8)	(5)
Total investment gains (losses)	(216)	31
Income tax (expense) benefit	46	(8)
Amounts attributable to noncontrolling interests	18	(2)
Net investment gains (losses) attributable to Loews Corporation	$(152)	$21

Net investment results after tax and noncontrolling interests decreased $173 million for the three months ended March 31, 2020 as compared with the 2019 period. The decrease was driven by the unfavorable change in fair value of non-redeemable preferred stock and higher impairment losses for the quarter. Pretax impairment losses of $92 million were recognized in the current quarter, which includes $77 million related to the energy sector. Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Index

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,073	$198	$4,136	$95
AAA	3,529	381	3,254	349
AA	6,328	747	6,663	801
A_	8,751	819	9,062	1,051
BBB	15,284	255	16,839	1,684
Non-investment grade	2,133	(287)	2,253	101
Total	$40,098	$2,113	$42,207	$4,081

As of March 31, 2020 and December 31, 2019, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.5 billion of pre-funded municipal bonds as of March 31, 2020 and December 31, 2019.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$6
AAA	196	$4
AA	481	25
A_	1,762	117
BBB	6,102	652
Non-investment grade	1,606	319
Total	$10,153	$1,117

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$321	$26
Due after one year through five years	2,780	199
Due after five years through ten years	5,418	632
Due after ten years	1,634	260
Total	$10,153	$1,117

Index

The following table summarizes the available-for-sale corporate and other bonds across industry sectors:

March 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Corporate and other bonds:
Basic materials	$1,615	$95	$78		$1,632
Communications	1,429	193	27		1,595
Consumer, cyclical – other	605	16	56		565
Consumer, non-cyclical – other	1,641	195	27		1,809
Energy – oil & gas	1,170	40	191	$37	982
Energy – other	23	7			30
Energy – pipelines	1,056	43	112	11	976
Entertainment	177		23		154
Financial – other	5,748	308	89		5,967
Financial – real estate/REITS	1,455	30	45		1,440
Industrial	1,481	135	55		1,561
Retail	527	67	18		576
Technology	853	38	30	1	860
Transportation	331	35	5		361
Travel & related	490	26	37		479
Utilities	1,580	191	24		1,747
Total corporate and other bonds	$20,181	$1,419	$817	$49	$20,734

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

	March 31, 2020		December 31, 2019
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$17,201	8.7	$18,015	8.9
Other investments	24,237	4.1	26,813	4.1
Total	$41,438	6.0	$44,828	6.0

Index

The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	March 31,	December 31,
	2020	2019
(In millions)

Short term investments:
Commercial paper	$326	$1,181
U.S. Treasury securities	103	364
Other	167	316
Total short term investments	$596	$1,861

In addition to short term investments, CNA held $857 million and $242 million of Cash as of March 31, 2020 and December 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other SEC filings and periodic press releases and certain oral statements made by us and our subsidiaries and our and their officials during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part II, Item 1A, Risk Factors of this Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2020. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 10 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of certain risk factors facing the company. The information presented below describes additions to, and supplements, such risk factors and should be read in conjunction with the Risk Factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation (“CNA”)

The coronavirus disease (“COVID-19”) pandemic and mitigating actions have resulted in significant risk across CNA’s enterprise, which may have a material adverse impact on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

The COVID-19 outbreak, and actions seeking to mitigate the spread of the virus, accelerated in both breadth and scope through the month of February 2020, with the World Health Organization declaring it a pandemic on March 11, 2020. The situation has continued to evolve exponentially with implicated exposures increasing given sustained uncertainties across the global marketplace. Because of the extensiveness of the pandemic, all of the direct and indirect consequences and implications of COVID-19 are not yet known and may not emerge for some time.

Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:

Broad economic impact: The economic effect of the pandemic has been broad in nature and has significantly impacted business operations across all industries, including CNA. Depressed economic conditions may lead to decreased insured exposures causing CNA to experience declines in premium volume, especially for lines of business that are sensitive to rates of economic growth. Significant decreases in premium volume would also directly and adversely impact CNA’s underwriting expense ratio. In addition, many of CNA’s customers, representing a broad spectrum of industries and markets, may potentially be impacted by lost business, which may affect its ability to collect amounts owed by policyholders.

Index

The COVID-19 pandemic has also significantly impacted the financial markets. As investors embark on a flight to quality, risk free rates have decreased. In addition, extreme market volatility due to liquidity concerns and overall uncertainties have driven widening credit spreads and declining equity markets. These conditions have impacted CNA’s investment portfolio results and valuations and may continue to do so, resulting in additional losses in its investment portfolio. The value of CNA’s fixed maturity investments is subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments it holds or in the underlying collateral of the security or loan, particularly in industries heavily impacted by COVID-19 and mitigating actions, including energy, retail, travel, entertainment, and real estate.  CNA’s municipal bond portfolio is also subject to risks of default by state and local governments and agencies that are under increased strain related to the pandemic.

These significant economic and financial market disruptions may have a material impact on CNA’s business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

Claims activity: Another aspect is claim activity and related litigation, which may increase significantly in certain of CNA’s lines of business as a result of the pandemic and mitigating actions. CNA may experience increased frequency in claim submissions in lines that are implicated by the virus and the mitigating activities taken by its customers and governmental authorities in response to its spread, as well as potential regulatory or legislative actions that are further described below under Regulatory impact. These include workers’ compensation, healthcare, commercial property coverage, and directors’ and officers’ liability and employment practices liability lines. In addition, CNA’s surety lines may experience increased losses, particularly in construction surety, where there is significant risk that contractors will be adversely and materially impacted by general economic conditions. Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, may have a material effect on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

Regulatory impact: The regulatory environment is rapidly evolving in direct response to the pandemic and the mitigating actions being taken. Numerous regulatory authorities to which CNA’s business is subject have implemented or are contemplating broad and significant regulations restricting and governing insurance company operations during the pandemic crisis. Such actions include, but are not limited to, premium moratoriums, premium refunds and reductions, restrictions on policy cancellations and potential legislation-driven expansion of policy terms. To date, certain state authorities have ordered premium refunds and certain regulatory and legislative bodies have proposed requiring insurers to cover business interruption under policies that were not written to provide for such coverage under the current circumstances. In addition, certain states have directed expansion of workers’ compensation coverage through presumption of compensability of claims for a broad category of workers. This highly fluid and challenging regulatory environment, and the new regulations CNA is now, and may be, subject to may have a material impact on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling Inc. (“Diamond Offshore”)

The impacts of the COVID-19 pandemic and efforts to mitigate the spread of the virus and the failure of certain oil producing nations to reach an agreement on oil production quotas in early 2020 have materially adversely affected and could continue to materially adversely affect Diamond Offshore’s operations and financial results.

The COVID-19 outbreak and actions taken by businesses and governments in response to it have precipitated a lockdown in many parts of the world, leading to a dramatic fall in economic activity and the demand for oil. The COVID-19 pandemic has negatively impacted the global economy and disrupted financial markets and international trade, resulting in increased unemployment levels and significantly impacting global supply chains and travel networks. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were unable to reach an agreement on oil production quotas, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April of 2020 to cut production, downward pressure on oil prices has remained and could continue for the foreseeable future.

These events have materially negatively affected and are expected to continue to materially negatively affect Diamond Offshore’s business.  Due to the impact on demand and resulting downward pressure on commodity prices, Diamond Offshore’s customers may delay or cancel planned drilling campaigns or seek to terminate existing contracts. In addition, federal, state, and local governments, as well as foreign countries in which Diamond Offshore operates, have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Although Diamond Offshore is considered an essential business, some of these actions have impacted its operations, causing it to find workarounds to normal

Index
processes to staff its offshore drilling rigs and to conduct its business due to shelter-in-place restrictions for its corporate office and many of its international shorebase locations. Given that the situation surrounding the COVID-19 pandemic remains fluid, Diamond Offshore cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the extent of the impact they will have on Diamond Offshore’s business, or the pace of any subsequent recovery. However, the potential for a materially adverse impact on Diamond Offshore’s business increases the longer the COVID-19 pandemic continues to impact global and U.S. economic conditions.

Diamond Offshore has filed voluntary petitions seeking relief under Chapter 11 of the United States Bankruptcy Code.

As discussed in Note 13 of the Notes to Consolidated Financial Statements included under Part I, Item 1, Diamond Offshore and certain of its direct and indirect subsidiaries have filed voluntary petitions seeking relief under Chapter 11 of the United States Bankruptcy Code. As a result, Diamond Offshore will be deconsolidated from our consolidated financial statements effective as of the date of the bankruptcy filing. In connection with the deconsolidation, we expect to record a significant non-cash loss in the second quarter of 2020 to recognize the difference between the carrying value and estimated fair value of our interest in Diamond Offshore as of the date of the bankruptcy filing, which fair value could be de minimis.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”)

The outbreak of COVID-19 could materially adversely affect Boardwalk Pipelines’ business, financial condition and results of operations.

The recent outbreak of COVID-19 is materially negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for oil and petrochemical products. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. If significant portions of Boardwalk Pipelines’ workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with COVID-19, Boardwalk Pipelines’ business could be materially adversely affected. Boardwalk Pipelines may also be unable to perform fully on its contracts and its costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable. It is possible that the continued spread of COVID-19 could also further cause disruption in Boardwalk Pipelines’ customers’ business; cause delay, or limit the ability of its customers to perform, including making timely payments to Boardwalk Pipelines; and cause other unpredictable events. The impact of COVID-19 has impacted capital markets, which may impact Boardwalk Pipelines’ customers’ financial position, and recoverability of its receivables from its customers may be at risk. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts Boardwalk Pipelines’ business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

Boardwalk Pipelines is exposed to credit risk relating to default or bankruptcy by its customers.

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipelines has credit risk with both its existing customers and those supporting its growth projects. Credit risk exists in relation to its growth projects, both because the expansion customers make long term firm capacity commitments to Boardwalk Pipelines for such projects and certain of those expansion customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support or defaults during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project occurs or Boardwalk Pipelines is unable to replace the defaulting customer with a customer willing to pay similar rates. In 2019, Boardwalk Pipelines had an expansion customer declare bankruptcy for which it was able to use the credit support obtained during the growth project process to cover a portion of their remaining long-term commitment.

Natural gas producers comprise a significant portion of Boardwalk Pipelines’ revenues and have supported several of its growth projects. For example, as of December 31, 2019, approximately 35% of Boardwalk Pipelines’ projected operating revenues under committed firm agreements will be generated from contracts with natural gas producers. During the first quarter of 2020, the prices of oil and natural gas declined significantly because of worldwide competition in the oil markets and continued increases in domestic oil and gas supplies. Should the prices of natural gas and oil remain at current levels for a sustained period of time, or decline further, Boardwalk Pipelines could be exposed to increased credit risk associated with its producer customer group, including the increased risk of customers filing for bankruptcy protection, which could materially adversely impact its business.

Index

Boardwalk Pipelines’ credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipelines to them under certain no-notice and parking and lending services.

Changes in energy prices, including natural gas, oil and natural gas liquids and hydrocarbons (“NGLs”), impact the supply of and demand for those commodities, which could impact Boardwalk Pipelines’ business.

Boardwalk Pipelines’ customers, especially producers and certain plant operators, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in both domestic and worldwide supply and demand, market uncertainty and a variety of additional factors, including for natural gas the realization of potential liquefied natural gas exports and demand growth within the power generation market. The declines in the pricing levels of natural gas, oil and NGLs prices experienced during the first quarter of 2020 and in recent history have adversely affected the businesses of Boardwalk Pipelines’ producer customers and historically, has reduced the demand for its services and could result in defaults or the non-renewal of its contracted capacity when existing contracts expire. The current erosion in commodity prices could affect the operations of certain of Boardwalk Pipelines’ industrial customers, including the temporary closure or reduction of plant operations, resulting in decreased deliveries to those customers. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and reduce demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could reduce the utilization of capacity on Boardwalk Pipelines’ systems and reduce the demand for its services.

Risks Related to Us and Our Subsidiary, Loews Hotels Holding Corporation (“Loews Hotels & Co”)

The COVID-19 pandemic and efforts to mitigate the spread of the virus have had, and are expected to continue to have, a material adverse impact on Loews Hotels & Co’s results of operations, financial condition and cash flows.

In response to the spread of COVID-19, governments across the globe have implemented measures to mitigate the spread, such as through city, regional or national lockdowns or stay-at-home orders, widespread business closures, restrictions on travel, limitations on large group gatherings and quarantines, among others. Furthermore, theme parks have closed in Orlando, Florida and professional sports leagues have suspended or deferred the start of their seasons. The spread of the coronavirus and the containment efforts have had, and continue to have, macro-economic implications, including increased unemployment levels, declines in economic growth rates and possibly a global recession, the effects of which could be felt well beyond the time the spread of the virus is contained. These developments have caused unprecedented disruptions to the global economy and normal business operations across sectors, including the hospitality industry, which depends on active levels of business and leisure travel, very little of which is occurring in the current environment.

Loews Hotels & Co has temporarily suspended operations in all but four hotels, three of which are owned properties and one of which is a managed hotel. Even among the Loews Hotels & Co hotels that have remained open, occupancy rates are substantially lower than those from the prior year, or even occupancy rates prior to March of 2020.

Given that Loews Hotels & Co owns and leases, relative to some of its competitors, a higher proportion of its hotel properties, compared to the number of properties that it manages for third-party owners, it may as a result of COVID-19 and mitigation measures face increased risks associated with mortgage debt, including the possibility of default, cash trap periods, the inability to draw further loan disbursements and reduced availability of replacement financing; difficulty reducing costs; declines in real estate values and potential impairments in the value of Loews Hotels & Co’s assets; and a limited ability to respond to market conditions by, for instance, restricting its growth strategy.

While the duration of the COVID-19 outbreak and related financial impact cannot be estimated at this time, Loews Hotels & Co expects its results of operations, financial condition and cash flows will be materially adversely affected throughout 2020, and possibly thereafter. The severity of the impact on Loews Hotels & Co will depend in large part on the duration of containment efforts, either mandated or voluntary. In addition, once the COVID-19 outbreak is contained, whenever that may be, historical travel patterns may continue to be disrupted either on a temporary basis or with longer term effects. For example, certain travel is dependent on commercial airlines restoring capacity, and their inability to restore full capacity could impact demand for Loews Hotels & Co’s services. Additionally businesses now forced to rely on remote working and videoconferences may reduce the level of business travel both to save costs and to reduce the risk of exposure for their employees, and they may also seek alternatives to large public gatherings such as industry conferences. Leisure travelers as well may be less inclined to travel or gather in large groups out of ongoing safety concerns, regardless of the lifting of mandated or recommended restrictions. In addition, with the expected adverse impact on jobs and the economy more broadly, at least in the short term, leisure travel will likely be further impacted due to economic reasons. Any of these trends could have continuing material adverse effects on Loews Hotels & Co’s results of operations, financial condition and cash flow.

Index

As part of cost containment efforts, Loews Hotels & Co has put a substantial number of its employees on unpaid leaves of absence. When conditions warrant the resumption of operations, it may not be able to find or attract sufficient talent to fill the roles that have been furloughed. Additionally, many of its service providers and suppliers have also put their employees on leaves of absence. Should they be unable to find or attract sufficient talent to fill the roles that they have furloughed, Loews Hotels & Co may not have the requisite services or supplies available to resume operations at the time or in the manner of its choosing.

Hotels are buildings designed to remain open every hour of every day. As Loews Hotels & Co has not previously suspended the operations of its hotels (other than in connection with planned renovations) for an extended period of time, there may be mechanical systems that require material repair and maintenance to restart.

Loews Hotels & Co and its partners are constructing hotels in various markets. Those construction projects could be delayed as a result of COVID-19 and containment efforts associated with it, including those applicable to or affecting contractors, suppliers and inspectors required to review projects.

As a manager of hotels owned by joint ventures that Loews Hotels & Co invests in and by third parties, Loews Hotels & Co earns fees based on the revenues that those managed hotels generate. As a result of substantially all of those hotels suspending operations, Loews Hotels & Co’s fee-based revenues are also materially reduced. These properties also have contracts that require payments by Loews Hotels & Co to preserve its management of the hotel if the hotel’s operating results do not achieve certain performance levels. These payments may be uneconomical for Loews Hotels & Co and lead to Loews Hotels & Co no longer managing one or more of those properties. Furthermore, there is no assurance that the third party owners of hotels managed by Loews Hotels & Co will be able to recommence operations at their properties.

In properties in which Loews Hotels & Co has an ownership interest, Loews Hotels & Co leases space to third party tenants and earns both a fixed and variable amount of rent. Some of these tenants have informed Loews Hotels & Co that their operations are similarly impacted by the aforementioned COVID-19 business restrictions and may not be able to pay rent during effected periods. In addition, variable rent, which is generally tied to the tenant’s sales, is materially adversely affected by the effects of the pandemic.

Risks Related to Us and Our Subsidiary, Altium Packaging LLC (“Altium Packaging”)

The COVID-19 pandemic may have an adverse impact on Altium Packaging.

Altium Packaging manufactures packaging that is used with products in critical infrastructure sectors, such as the pharmaceutical, household and industrial cleaning and food and beverage markets, and is thus an essential business as contemplated by state and local orders. It therefore continues to operate nearly all of its manufacturing facilities at full capacity to support those sectors. However, certain of Altium Packaging’s end markets, such as its commercial food services, institutional food and automotive customers, are being negatively impacted and its sales to those customers are being adversely affected. In addition, if infections were to affect any of its facilities or workers, including those supporting critical infrastructure sectors, it may be required to temporarily shut down or otherwise modify the working conditions at such facilities to address the infections. Any such changes could cause Altium Packaging to be unable to meet demand from its customers if it cannot provide support from other facilities in its network.

Risks Related to Us and Our Subsidiaries Generally

The COVID-19 pandemic is having widespread impacts on the way we and our subsidiaries operate.

The spread of COVID-19 and mitigating measures has had, and continues to have, macroeconomic implications, including increased unemployment levels, declines in economic growth rates and possibly a global recession, the effects of which could be felt well beyond the time during which the spread of the virus is continuing. These developments have caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors and countries in which we and our subsidiaries operate. Because of the size and breadth of the pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

As a result of the COVID-19 pandemic workplace restrictions, both voluntary and those imposed by governmental authorities, large portions of our and our subsidiaries’ employees are working from home, which may disrupt their productivity. Similar workplace restrictions are in place at many of our and our subsidiaries’ critical vendors, which may result in interruptions in service delivery or failure by vendors to properly perform required services. In addition,

Index
having shifted to remote working arrangements and being more dependent on internet and telecommunications access and capabilities, we and our subsidiaries also face a heightened risk of cybersecurity attacks or data security incidents. We and our subsidiaries also self-insure our health benefits and therefore may experience increased medical claims as a result of the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2020 -
January 31, 2020	2,822,626	$ 51.95	N/A	N/A

February 1, 2020 -
February 29, 2020	2,210,401	51.53	N/A	N/A

March 1, 2020 -
March 31, 2020	4,678,295	39.59	N/A	N/A

Index
Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 4, 2020	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)