Form 10-Q
period 2020-06-30
LOEWS CORP
filed 2020-08-03
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, there were 280,444,197 shares of the registrant’s common stock outstanding.

Index

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,414 and $38,157, less allowance for credit loss of $51 and $0	$42,799	$42,240
Equity securities, cost of $1,349 and $1,244	1,305	1,306
Limited partnership investments	1,742	2,004
Other invested assets, primarily mortgage loans, less allowance for credit loss of $20 and $0	1,125	1,072
Short term investments	4,515	4,628
Total investments	51,486	51,250
Cash	668	336
Receivables	8,431	7,675
Property, plant and equipment	10,475	15,568
Goodwill	764	767
Deferred non-insurance warranty acquisition expenses	2,916	2,840
Deferred acquisition costs of insurance subsidiaries	699	662
Other assets	3,000	3,145
Total assets	$78,439	$82,243

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,270	$21,720
Future policy benefits	12,596	12,311
Unearned premiums	4,996	4,583
Total insurance reserves	39,862	38,614
Payable to brokers	985	108
Short term debt	47	77
Long term debt	9,958	11,456
Deferred income taxes	875	1,168
Deferred non-insurance warranty revenue	3,852	3,779
Other liabilities	4,447	5,111
Total liabilities	60,026	60,313

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 291,393,899 and 291,210,222 shares	3	3
Additional paid-in capital	3,371	3,374
Retained earnings	14,316	15,823
Accumulated other comprehensive income (loss)	5	(68)
	17,695	19,132
Less treasury stock, at cost (10,949,702 and 240,000 shares)	(491)	(13)
Total shareholders’ equity	17,204	19,119
Noncontrolling interests	1,209	2,811
Total equity	18,413	21,930
Total liabilities and equity	$78,439	$82,243

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions, except per share data)

Revenues:
Insurance premiums	$1,850	$1,824	$3,719	$3,627
Net investment income	644	551	807	1,208
Investment gains (losses) (Note 2)	(1,142)	2	(1,358)	33
Non-insurance warranty revenue	308	285	609	566
Operating revenues and other	650	961	1,632	1,946
Total	2,310	3,623	5,409	7,380

Expenses:
Insurance claims and policyholders’ benefits	1,642	1,352	3,067	2,709
Amortization of deferred acquisition costs	342	338	686	680
Non-insurance warranty expense	285	263	566	523
Operating expenses and other	992	1,231	3,018	2,380
Interest	123	164	267	305
Total	3,384	3,348	7,604	6,597
Income (loss) before income tax	(1,074)	275	(2,195)	783
Income tax (expense) benefit	228	(50)	305	(162)
Net income (loss)	(846)	225	(1,890)	621
Amounts attributable to noncontrolling interests	11	24	423	22
Net income (loss) attributable to Loews Corporation	$(835)	$249	$(1,467)	$643

Basic net income (loss) per share	$(2.96)	$0.82	$(5.16)	$2.10

Diluted net income (loss) per share	$(2.96)	$0.82	$(5.16)	$2.09

Weighted average shares outstanding:
Shares of common stock	281.48	303.84	284.26	306.82
Dilutive potential shares of common stock		0.70		0.62
Total weighted average shares outstanding assuming dilution	281.48	304.54	284.26	307.44

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)

Net income (loss)	$(846)	$225	$(1,890)	$621

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses	2		(9)
Net unrealized gains on other investments	1,191	436	147	966
Total unrealized gains on investments	1,193	436	138	966
Unrealized losses on cash flow hedges		(6)	(19)	(12)
Pension and postretirement benefits	6	7	20	15
Foreign currency translation	29	3	(55)	20

Other comprehensive income	1,228	440	84	989

Comprehensive income (loss)	382	665	(1,806)	1,610

Amounts attributable to noncontrolling interests	(119)	(23)	412	(84)

Total comprehensive income (loss) attributable to Loews Corporation	$263	$642	$(1,394)	$1,526

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, April 1, 2019	$21,902	$3	$3,607	$16,144	$(390)	$(327)	$2,865
Net income	225			249			(24)
Other comprehensive income	440				393		47
Dividends paid ($0.0625 per share)	(29)			(19)			(10)
Purchases of Loews Corporation treasury stock	(151)					(151)
Purchases of subsidiary stock from noncontrolling interests	(2)						(2)
Stock-based compensation	7		6				1
Other	2		(1)				3
Balance, June 30, 2019	$22,394	$3	$3,612	$16,374	$3	$(478)	$2,880

Balance, April 1, 2020	$19,178	$3	$3,347	$15,167	$(1,093)	$(458)	$2,212
Net loss	(846)			(835)			(11)
Other comprehensive income	1,228				1,098		130
Dividends paid ($0.0625 per share)	(27)			(18)			(9)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchases of Loews Corporation treasury stock	(33)					(33)
Purchases of subsidiary stock from noncontrolling interests	(19)		5				(24)
Stock-based compensation	13		13
Other	6		6	2			(2)
Balance, June 30, 2020	$18,413	$3	$3,371	$14,316	$5	$(491)	$1,209

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2019	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	621			643			(22)
Other comprehensive income	989				883		106
Dividends paid ($0.125 per share)	(116)			(38)			(78)
Purchases of Loews Corporation treasury stock	(473)					(473)
Purchases of subsidiary stock from noncontrolling interests	(16)						(16)
Stock-based compensation	8		(13)				21
Other	(5)		(2)	(4)			1
Balance, June 30, 2019	$22,394	$3	$3,612	$16,374	$3	$(478)	$2,880

Balance, December 31, 2019, as reported	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811
Cumulative effect adjustment from change in accounting standards (Note 1)	(5)			(5)
Balance, January 1, 2020, as adjusted	21,925	3	3,374	15,818	(68)	(13)	2,811
Net loss	(1,890)			(1,467)			(423)
Other comprehensive income	84				73		11
Dividends paid ($0.125 per share)	(114)			(36)			(78)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchases of Loews Corporation treasury stock	(478)					(478)
Purchases of subsidiary stock from noncontrolling interests	(37)		5				(42)
Stock-based compensation	9		(9)				18
Other	1		1	1			(1)
Balance, June 30, 2020	$18,413	$3	$3,371	$14,316	$5	$(491)	$1,209

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2020	2019
(In millions)

Operating Activities:

Net income (loss)	$(1,890)	$621
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net	2,430	604
Changes in operating assets and liabilities, net:
Receivables	(574)	(79)
Deferred acquisition costs	(41)	(47)
Insurance reserves	1,181	203
Other assets	(280)	(296)
Other liabilities	(46)	73
Trading securities	(340)	(605)
Net cash flow provided by operating activities	440	474

Investing Activities:

Purchases of fixed maturities	(5,356)	(4,896)
Proceeds from sales of fixed maturities	3,773	3,858
Proceeds from maturities of fixed maturities	1,622	1,374
Purchases of limited partnership investments	(90)	(139)
Proceeds from sales of limited partnership investments	259	559
Purchases of property, plant and equipment	(440)	(505)
Acquisitions		(256)
Dispositions	11	136
Deconsolidation of Diamond Offshore	(483)
Change in short term investments	526	6
Other, net	(147)	(93)
Net cash flow (used) provided by investing activities	(325)	44

Financing Activities:

Dividends paid	(36)	(38)
Dividends paid to noncontrolling interests	(78)	(78)
Purchases of Loews Corporation treasury stock	(491)	(478)
Purchases of subsidiary stock from noncontrolling interests	(37)	(16)
Principal payments on debt	(465)	(1,394)
Issuance of debt	1,342	1,534
Other, net	(13)	(15)
Net cash flow provided (used) by financing activities	222	(485)

Effect of foreign exchange rate on cash	(5)	2

Net change in cash	332	35
Cash, beginning of period	336	405
Cash, end of period	$668	$440

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its consolidated subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 89.6% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Altium Packaging LLC (“Altium Packaging”), a 99% owned subsidiary). Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its consolidated subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

In the second quarter of 2020, Diamond Offshore Drilling, Inc. (“Diamond Offshore”) was deconsolidated from the Company’s consolidated financial statements. See Note 2 for further discussion.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2020 and December 31, 2019 and results of operations, comprehensive income and changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Net income (loss) for the second quarter and first half of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts for the three and six months ended June 30, 2020 and 2019 because the effect would have been antidilutive.

Accounting changes – In June of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. For financial assets measured at cost, the expected credit loss model requires immediate recognition of estimated credit losses over the life of the asset and presentation of the asset at the net amount expected to be collected. This new guidance applies to mortgage loan investments, reinsurance and insurance receivables and other financing and trade receivables. For available-for-sale fixed maturity securities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment (“OTTI”) concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturity securities where there is an intent to sell, impairment will continue to result in a write down of amortized cost.

On January 1, 2020, the Company adopted the updated guidance using a modified retrospective method with a cumulative effect adjustment recorded to beginning Retained earnings. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. A prospective transition approach is required for available-for-sale fixed maturity securities that were purchased with credit deterioration (“PCD assets”) or have recognized an OTTI write down prior to the effective date. The cumulative effect of the accounting change resulted in a $5 million decrease in Retained earnings, after tax and noncontrolling interests.

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

Index
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

A policy election has been made to present accrued interest balances separately from the amortized cost basis of assets, and a practical expedient has been elected to exclude the accrued interest from the tabular disclosures for mortgage loans and available-for-sale securities. An election has been made not to estimate an allowance for credit losses on accrued interest receivables. The accrual of interest income is discontinued and the asset is placed on nonaccrual status within 90 days of the interest becoming delinquent. Interest accrued but not received for assets on nonaccrual status is reversed through Net investment income. Interest received for assets that are on nonaccrual status is recognized as payment is received. The asset is returned to accrual status when the principal and interest amounts contractually due are brought current, and future payments are expected. Interest receivables are presented in Receivables on the Consolidated Condensed Balance Sheet.

See Notes 3 and 10 for more information on credit losses.

Recently issued ASUs – In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944):  Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to update annually cash flow assumptions, including morbidity and persistency, and update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”). This guidance is effective for interim and annual periods beginning after December 15, 2021, however the FASB has proposed a one year deferral of the effective date. Early adoption is permitted. The Company may elect to apply the guidance using either a modified retrospective transition method or a full retrospective transition method. The guidance requires restatement of prior periods presented. The Company plans to use the modified retrospective transition method at adoption and is currently evaluating the effect the updated guidance will have on its consolidated financial statements, including increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of the business and related cash flows will be unchanged.

2.  Deconsolidation of Diamond Offshore

On April 26, 2020 (the “Filing Date”), Diamond Offshore and certain of its direct and indirect subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Filing”). As a result of Diamond Offshore’s Chapter 11 Filing and applicable U.S. generally accepted accounting principles, Loews Corporation no longer controls Diamond Offshore for accounting purposes and, therefore, Diamond Offshore was deconsolidated from its consolidated financial statements effective as of the Filing Date. See Note 14 for Diamond Offshore’s revenues and expenses through the Filing Date.

Through the Filing Date, Diamond Offshore’s results were included in Loews Corporation’s consolidated financial statements and Loews Corporation recognized in its earnings its proportionate share of Diamond Offshore’s losses through such date. The deconsolidation resulted in the recognition of a loss of $1.2 billion ($957 million after tax) during the three and six months ended June 30, 2020, which is reported within Investment gains (losses) on the Consolidated Condensed Statements of Operations. This loss represents the difference between the carrying value and the estimated fair value, which was immaterial, of Loews Corporation’s investment in equity securities of Diamond Offshore as of the Filing Date.

Index

3. Investments

Net investment income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2020	2019	2020	2019
(In millions)

Fixed maturity securities	$430	$455	$868	$910
Limited partnership investments	57	43	(45)	124
Short term investments	2	14	9	29
Equity securities	50	16	6	46
Income (loss) from trading portfolio (a)	107	29	(22)	110
Other	16	12	30	26
Total investment income	662	569	846	1,245
Investment expenses	(18)	(18)	(39)	(37)
Net investment income	$644	$551	$807	$1,208

(a)
Net unrealized gains (losses) related to changes in fair value on securities still held were $80 and $8 for the three months ended June 30, 2020 and 2019 and $7 and $48 for the six months ended June 30, 2020 and 2019.

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2020	2019	2020	2019
(In millions)

Fixed maturity securities	$17	$(3)	$(58)	$(9)
Equity securities	63	11	(70)	53
Derivative instruments	(10)	(6)	(5)	(11)
Short term investments and other	(1)		(14)
Deconsolidation of Diamond Offshore (see Note 2)	(1,211)		(1,211)
Investment gains (losses) (a)	$(1,142)	$2	$(1,358)	$33

(a)
Gross investment gains on available-for-sale securities were $102 and $28 for the three months ended June 30, 2020 and 2019 and $131 and $64 for the six months ended June 30, 2020 and 2019. Gross investment losses on available-for-sale securities were $85 and $31 for the three months ended June 30, 2020 and 2019 and $189 and $73 for the six months ended June 30, 2020 and 2019. During the three and six months ended June 30, 2020, $63 of investment gains and $70 of investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2020. During the three and six months ended June 30, 2019, $11 and $53 of investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2019.

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

Index
The following table presents the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $373 million and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended June 30, 2020	Corporate and Other Bonds	Asset- backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2020	$49	$-	$49
Additions to the allowance for credit losses:
For securities for which credit losses were not previously recorded	10	12	22
For available-for-sale securities accounted for as PCD assets	1		1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	1		1

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(20)		(20)
Total allowance for credit losses	$39	$12	$51

Six months ended June 30, 2020

Allowance for credit losses:
Balance as of December 31, 2019	$-	$-	$-
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6		6
For securities for which credit losses were not previously recorded	58	12	70
For available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases or (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(20)		(20)
Total allowance for credit losses	$39	$12	$51

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$(1)	$6	$90	$12
Asset-backed	12		13	8
Impairment losses recognized in earnings	$11	$6	$103	$20

Index
The amortized cost and fair values of fixed maturity securities are as follows:

June 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses (a)	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$20,305	$2,680	$143	$39	$22,803
States, municipalities and political subdivisions	9,426	1,702	1		11,127
Asset-backed:
Residential mortgage-backed	3,617	169	2		3,784
Commercial mortgage-backed	2,151	70	93	12	2,116
Other asset-backed	1,940	52	33		1,959
Total asset-backed	7,708	291	128	12	7,859
U.S. Treasury and obligations of government-sponsored enterprises	491	7			498
Foreign government	457	26			483
Fixed maturities available-for-sale	38,387	4,706	272	51	42,770
Fixed maturities trading	27	2			29
Total fixed maturity securities	$38,414	$4,708	$272	$51	$42,799

December 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains) (a)

Fixed maturity securities:
Corporate and other bonds	$19,789	$2,292	$32	$22,049
States, municipalities and political subdivisions	9,093	1,559		10,652
Asset-backed:
Residential mortgage-backed	4,387	133	1	4,519	$(17)
Commercial mortgage-backed	2,265	86	5	2,346	1
Other asset-backed	1,925	41	4	1,962	(3)
Total asset-backed	8,577	260	10	8,827	(19)
U.S. Treasury and obligations of government-sponsored enterprises	146	1	2	145
Foreign government	491	14	1	504
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,106	4,126	45	42,187	(19)
Fixed maturities trading	51	2		53
Total fixed maturities	$38,157	$4,128	$45	$42,240	$(19)

(a)
On January 1, 2020, the Company adopted ASU 2016-13; see Note 1. The Unrealized OTTI Losses (Gains) column that tracked subsequent valuation changes on securities for which a credit loss had previously been recorded has been replaced with the Allowance for Credit Losses column. Prior period amounts were not adjusted for the adoption of this standard.

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”). As of June 30, 2020 and December 31, 2019, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2.1 billion and $2.0 billion (after tax and noncontrolling interests).

Index
The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$2,095	$137	$56	$6	$2,151	$143
States, municipalities and political subdivisions	94	1			94	1
Asset-backed:
Residential mortgage-backed	53	1	21	1	74	2
Commercial mortgage-backed	971	92	14	1	985	93
Other asset-backed	746	32	14	1	760	33
Total asset-backed	1,770	125	49	3	1,819	128
U.S. Treasury and obligations of government-sponsored enterprises	4				4
Foreign government	4				4
Total fixed maturity securities	$3,967	$263	$105	$9	$4,072	$272

December 31, 2019

Fixed maturity securities:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34				34
Asset-backed:
Residential mortgage-backed	249	1	30		279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2		64	2
Foreign government	59	1	1		60	1
Total fixed maturity securities	$2,148	$31	$272	$14	$2,420	$45

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2020 securities in a gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of June 30, 2020.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2020		December 31, 2019
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,472	$1,469	$1,334	$1,356
Due after one year through five years	11,040	11,622	9,746	10,186
Due after five years through ten years	13,335	14,414	14,892	15,931
Due after ten years	12,540	15,265	12,134	14,714
Total	$38,387	$42,770	$38,106	$42,187

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Index
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

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination:

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$60	$33	$19	$100	$41	$129	$382
LTV 55% to 65%		32	29	41	4		106
LTV greater than 65%		5					5
DSCR 1.2x - 1.6x
LTV less than 55%		32	10	13	16	125	196
LTV 55% to 65%		83	32	32			147
LTV greater than 65%	19	74					93
DSCR ≤1.2x
LTV less than 55%		2	11			9	22
LTV 55% to 65%		14	14				28
LTV greater than 65%		22		37	24		83
Total	$79	$297	$115	$223	$85	$263	$1,062

(a)
The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

There were loans with an amortized cost of $22 million that were less than 90 days past due as of June 30, 2020, none of which were placed on nonaccrual status. No interest income was written off for the six months ended June 30, 2020.

Index
Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under related agreements and may not be representative of the potential for gain or loss on these instruments. Gross estimated fair values of derivative positions are currently presented in Equity securities, Receivables and Payable to brokers on the Consolidated Condensed Balance Sheets.

	June 30, 2020			December 31, 2019
	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$675		$(29)	$715		$(8)

Without hedge designation:

Equity Options – purchased				57	$1
– written				100		(1)
Interest rate swaps	80		(4)
Embedded derivative on funds withheld liability	197		(12)	182		(7)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to privately placed debt securities. As of June 30, 2020, commitments to purchase or fund were approximately $1.2 billion and to sell were approximately $50 million under the terms of these investments.

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

Control procedures are performed over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures may include: (i) the review of pricing service methodologies or broker pricing qualifications, (ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, (iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria and (iv) detailed analysis, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities.

Index
Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

June 30, 2020	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$519	$22,710	$555	$23,784
States, municipalities and political subdivisions		11,127		11,127
Asset-backed		7,637	222	7,859
Fixed maturities available-for-sale	519	41,474	777	42,770
Fixed maturities trading		25	4	29
Total fixed maturities	$519	$41,499	$781	$42,799

Equity securities	$642	$636	$27	$1,305
Short term and other	4,349	60		4,409
Payable to brokers	(46)	(33)		(79)

December 31, 2019

Fixed maturity securities:
Corporate bonds and other	$175	$22,065	$468	$22,708
States, municipalities and political subdivisions		10,652		10,652
Asset-backed		8,662	165	8,827
Fixed maturities available-for-sale	175	41,379	633	42,187
Fixed maturities trading		49	4	53
Total fixed maturities	$175	$41,428	$637	$42,240

Equity securities	$629	$658	$19	$1,306
Short term and other	3,138	1,383		4,521
Receivables		2		2
Payable to brokers	(18)	(10)		(28)

Index
The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2020	Balance, April 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Liabilities Held at June 30	Liabilities Held at June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$496		$59	$4		$(4)			$555		$58
Asset-backed	197		18	35	$(9)	(5)		$(14)	222		18
Fixed maturities available-for-sale	693	$-	77	39	(9)	(9)	$-	(14)	777	$-	76
Fixed maturities trading	3	1							4	1
Total fixed maturities	$696	$1	$77	$39	$(9)	$(9)	$-	$(14)	$781	$1	$76

Equity securities	$16	$(4)					$15		$27	$(4)

Index
		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2019	Balance, April 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Liabilities Held at June 30	Liabilities Held at June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$253		$12	$76		$(2)		$(1)	$338		$10
Asset-backed	184		4			(4)	$40	(31)	193		5
Fixed maturities available-for-sale	437	$-	16	76	$-	(6)	40	(32)	531	$-	15
Fixed maturities trading	5	(1)							4	(1)
Total fixed maturities	$442	$(1)	$16	$76	$-	$(6)	$40	$(32)	$535	$(1)	$15

Equity securities	$21			$2					$23

Index
		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2020	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Liabilities Held at June 30	Liabilities Held at June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$468		$22	$71		$(6)			$555		$24
Asset-backed	165		10	80	$(9)	(9)		$(15)	222		10
Fixed maturities available-for-sale	633	$-	32	151	(9)	(15)	$-	(15)	777	$-	34
Fixed maturities trading	4								4
Total fixed maturities	$637	$-	$32	$151	$(9)	$(15)	$-	$(15)	$781	$-	$34

Equity securities	$19	$(7)					$15		$27	$(7)

Index
		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2019	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, June 30	Liabilities Held at June 30	Liabilities Held at June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$222		$20	$132		$(4)		$(32)	$338		$17
Asset-backed	197		7	20		(8)	$45	(68)	193		8
Fixed maturities available-for-sale	419	$-	27	152	$-	(12)	45	(100)	531	$-	25
Fixed maturities trading	6	(2)							4	(2)
Total fixed maturities	$425	$(2)	$27	$152	$-	$(12)	$45	$(100)	$535	$(2)	$25

Equity securities	$19	$2		$2					$23	$3

Net investment gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

June 30, 2020	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$693	Discounted cash flow	Credit spread	1% – 9% (3%)

December 31, 2019

Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% – 6% (2%)

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

	Carrying	Estimated Fair Value
June 30, 2020	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,042			$1,104	$1,104

Liabilities:
Short term debt	45		$8	37	45
Long term debt	9,947		10,038	738	10,776

December 31, 2019

Assets:
Other invested assets, primarily mortgage loans	$994			$1,025	$1,025

Liabilities:
Short term debt	75		$9	66	75
Long term debt	11,443		10,884	626	11,510

Index

5.  Property, Plant and Equipment

Asset Impairments

During the first quarter of 2020, the offshore drilling business climate experienced a significant adverse change, primarily as a result of the market impacts of the oil price war between Saudi Arabia and Russia and regulatory, market and commercial challenges arising as a result of the COVID-19 pandemic and efforts to mitigate the spread of the virus, both of which resulted in a dramatic decline in oil prices. During the first quarter of 2020, five drilling rigs that had indicators of impairment were evaluated. Based on the assumptions and analysis at that time, it was determined that the carrying values of four of these rigs were impaired. The fair values of these rigs were estimated using an income approach, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of each rig. These fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. An aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) was recorded for the six months ended June 30, 2020 and is reported within Operating expenses and other on the Consolidated Condensed Statements of Operations.

6. Claim and Claim Adjustment Expense Reserves

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $301 million and $38 million for the three months ended June 30, 2020 and 2019 and $376 million and $96 million for the six months ended June 30, 2020 and 2019. Net catastrophe losses for the three months ended June 30, 2020 included $182 million related to the COVID-19 pandemic, $61 million related to civil unrest and $58 million related primarily to severe weather-related events. Net catastrophe losses for the six months ended June 30, 2020 included $195 million related to the COVID-19 pandemic, $61 million related to civil unrest and $120 million related primarily to severe weather-related events. Net catastrophe losses in 2019 related primarily to U.S. weather-related events.

Index
Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Six Months Ended June 30	2020	2019
(In millions)

Reserves, beginning of year:
Gross	$21,720	$21,984
Ceded	3,835	4,019
Net reserves, beginning of year	17,885	17,965

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,899	2,615
Increase (decrease) in provision for insured events of prior years	19	(36)
Amortization of discount	98	98
Total net incurred (a)	3,016	2,677

Net payments attributable to:
Current year events	(256)	(315)
Prior year events	(2,342)	(2,519)
Total net payments	(2,598)	(2,834)

Foreign currency translation adjustment and other	(35)	55

Net reserves, end of period	18,268	17,863
Ceded reserves, end of period	4,002	3,866
Gross reserves, end of period	$22,270	$21,729

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

Unfavorable net prior year development of $22 million and favorable net prior year development of $31 million was recorded for commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended June 30, 2020 and 2019 and unfavorable net prior year development of $7 million and favorable net prior year development of $45 million was recorded for the six months ended June 30, 2020 and 2019.

The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in Property & Casualty Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)

Medical professional liability		$15	$10	$30
Other professional liability and management liability	$(9)	(7)	(6)	(19)
Surety		(15)	(30)	(40)
Commercial auto	15	(3)	24	(8)
General liability	50	13	50	(7)
Workers’ compensation	(61)	(7)	(74)	(5)
Property and other	27	(27)	33	4
Total pretax (favorable) unfavorable development	$22	$(31)	$7	$(45)

Index
Three Months

2020

Unfavorable development in commercial auto was due to unfavorable claim severity in CNA’s middle market and construction business in accident years 2017 through 2019.

Unfavorable development in general liability was driven by higher than expected emergence in mass tort exposures, primarily due to New York reviver statute-related claims from accident years prior to 2010.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in property and other was primarily due to higher than expected large loss activity in accident year 2019 in CNA’s middle market, national accounts and marine business units.

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

2020

Favorable development in surety was primarily due to lower than expected frequency for accident years 2017 and prior.

Unfavorable development in commercial auto was due to unfavorable claim severity in CNA’s middle market and construction business in accident years 2017 through 2019.

Unfavorable development in general liability was driven by higher than expected emergence in mass tort exposures, primarily due to New York reviver statute-related claims from accident years prior to 2010.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in property and other was primarily due to higher than expected large loss activity in accident year 2019 in CNA’s middle market, national accounts and marine business units.

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

Index
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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $20 million and $14 million for the three months ended June 30, 2020 and 2019 and $34 million and $36 million for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the cumulative amounts ceded under the LPT were $3.2 billion. The unrecognized deferred retroactive reinsurance benefit was $358 million and $392 million as of June 30, 2020 and December 31, 2019 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $3.3 billion and $3.7 billion as of June 30, 2020 and December 31, 2019. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of  the Company’s A&EP claims.

7. Debt

In May of 2020, Loews Corporation completed a public offering of $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030. The proceeds of this offering are available for general corporate purposes.

Index

8. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and six months ended June 30, 2019 and 2020:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, April 1, 2019 (a)	$18	$527	$(1)	$(786)	$(148)	$(390)
Other comprehensive income (loss) before reclassifications, after tax of $(1), $(114), $2, $0 and $0	(1)	434	(6)		3	430
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $0, $0, $(3) and $0	1	2		7		10
Other comprehensive income (loss)	-	436	(6)	7	3	440
Amounts attributable to noncontrolling interests		(46)		(1)		(47)
Balance, June 30, 2019	$18	$917	$(7)	$(780)	$(145)	$3

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, April 1, 2020	$(10)	$(15)	$(25)	$(842)	$(201)	$(1,093)
Other comprehensive income (loss) before reclassifications, after tax of $0, $(321), $2, $0 and $0	(2)	1,209	(1)	(2)	29	1,233
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $(1), $4, $(1), $(2) and $0	4	(18)	1	8		(5)
Other comprehensive income	2	1,191	-	6	29	1,228
Amounts attributable to noncontrolling interests		(126)		(1)	(3)	(130)
Balance, June 30, 2020	$(8)	$1,050	$(25)	$(837)	$(175)	$5

Index
	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2019 (a)	$14	$57	$5	$(793)	$(163)	$(880)
Other comprehensive income (loss) before reclassifications, after tax of $(2), $(254), $4, $0 and $0	3	955	(12)	(1)	20	965
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $(1), $0, $(5) and $0	1	7		16		24
Other comprehensive income (loss)	4	962	(12)	15	20	989
Amounts attributable to noncontrolling interests		(102)		(2)	(2)	(106)
Balance, June 30, 2019	$18	$917	$(7)	$(780)	$(145)	$3

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2020 (a)	$-	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $13, $(34), $8, $0 and $0	(50)	143	(20)	(1)	(55)	17
Reclassification of losses from accumulated other comprehensive income, after tax of $(11), $(2), $(1), $(5) and $0	41	4	1	21		67
Other comprehensive income (loss)	(9)	147	(19)	20	(55)	84
Amounts attributable to noncontrolling interests	1	(15)		(2)	5	(11)
Balance, June 30, 2020	$(8)	$1,050	$(25)	$(837)	$(175)	$5

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

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses, Net unrealized gains (losses) on investments with OTTI losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Index
Treasury Stock

Loews Corporation repurchased 10.7 million and 9.8 million shares of its common stock at an aggregate cost of $478 million and $473 million during the six months ended June 30, 2020 and 2019.

9. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported as Non-insurance warranty revenue and within Operating revenues and other on the Consolidated Condensed Statements of Operations. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 14:

	Three Months Ended June 30,		Six Months Ended June 30
	2020	2019	2020	2019
(In millions)

Non-insurance warranty – CNA Financial	$308	$285	$609	$566

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	286	321	618	660
Lodging and related services – Loews Hotels & Co	16	185	158	365
Rigid plastic packaging and recycled resin – Corporate	244	223	500	437
Contract drilling – Diamond Offshore (a)	71	216	300	450
Total revenues from contracts with customers	617	945	1,576	1,912
Other revenues	33	16	56	34
Operating revenues and other	$650	$961	$1,632	$1,946

(a)	Revenues presented for Diamond Offshore reflect the periods prior to the deconsolidation. See Notes 2 and 14 for further discussion.

Receivables from contracts with customers – As of June 30, 2020 and December 31, 2019, receivables from contracts with customers were approximately $237 million and $458 million and are included within Receivables on the Consolidated Condensed Balance Sheets.
.
Deferred revenue – As of June 30, 2020 and December 31, 2019, deferred revenue resulting from contracts with customers was approximately $3.9 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $574 million and $533 million of revenues recognized during the six months ended June 30, 2020 and 2019 were included in deferred revenue as of December 31, 2019 and 2018.

Performance obligations – As of June 30, 2020, approximately $13.0 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to transportation and storage of natural gas and natural gas liquids and hydrocarbons (“NGLs”) services and non-insurance warranty revenue. Approximately $1.2 billion will be recognized during the remaining six months of 2020, $2.1 billion in 2021 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.
10.  Expected Credit Losses – Reinsurance and Insurance Receivables

As of June 30, 2020, an allowance for doubtful accounts of $24 million for reinsurance receivables has been established which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, reinsurance receivables are separated into two pools; voluntary reinsurance receivables and involuntary reinsurance exposures to mandatory pools. An allowance for involuntary pools has not been recorded as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on historical loss experience and assessment of the reinsurance counterparty risk profile, which generally corresponds with a B rating. Changes in the allowance are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Operations.

Index

The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of June 30, 2020
(In millions)

A- to A++	$2,717
B- to B++	926
Insolvent	4
Total voluntary reinsurance outstanding balance (a)	$3,647

(a)
Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. See Note 6 for more information on the LPT. Also excluded are receivables from involuntary pools.

Voluntary reinsurance receivables within the B- to B++ rating distribution are primarily due from captive reinsurers and backed by collateral arrangements.

As of June 30, 2020, an allowance for doubtful accounts of $33 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for premium receivables. This methodology uses historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. The expected credit loss for loss sensitive business in good standing is calculated on a pool basis, using historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Operating expenses and other on the Consolidated Condensed Statements of Operations.

11. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)

Service cost	$1	$1	$2	$3
Interest cost	23	30	46	59
Expected return on plan assets	(44)	(40)	(87)	(80)
Amortization of unrecognized net loss	12	12	23	23
Amortization of unrecognized prior service cost	1		1
Settlement charge	3	2	7	2
Net periodic (benefit) cost	$(4)	$5	$(8)	$7

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)

Interest cost	$1		$1	$1
Expected return on plan assets	(1)	$(1)	(2)	(2)
Net periodic benefit	$-	$(1)	$(1)	$(1)

Index

12. Legal Proceedings

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

13. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2020, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

14. Segments

Loews Corporation has five reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; the Corporate segment and Diamond Offshore. The Corporate segment is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging. Diamond Offshore was deconsolidated during the second quarter of 2020. See Note 2 for further information on the deconsolidation of Diamond Offshore. Each of the operating subsidiaries and Diamond Offshore are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of Loews Corporation’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Index
Total assets by segment are presented in the following tables.

June 30, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore	Total
(In millions)

Total assets	$62,055	$9,321	$1,697	$5,366	$-	$78,439

December 31, 2019

Total assets	$60,583	$9,248	$1,728	$4,850	$5,834	$82,243

Statements of Operations by segment are presented in the following tables.

Three Months Ended June 30, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$1,850					$1,850
Net investment income	534			$110		644
Investment gains (losses)	69			(1,211)		(1,142)
Non-insurance warranty revenue	308					308
Operating revenues and other	5	$296	$34	244	$71	650
Total	2,766	296	34	(857)	71	2,310

Expenses:

Insurance claims and policyholders’ benefits	1,642					1,642
Amortization of deferred acquisition costs	342					342
Non-insurance warranty expense	285					285
Operating expenses and other	283	210	123	260	116	992
Interest	31	41	8	32	11	123
Total	2,583	251	131	292	127	3,384
Income (loss) before income tax	183	45	(97)	(1,149)	(56)	(1,074)
Income tax (expense) benefit	(32)	(11)	25	241	5	228
Net income (loss)	151	34	(72)	(908)	(51)	(846)
Amounts attributable to noncontrolling interests	(16)				27	11
Net income (loss) attributable to Loews Corporation	$135	$34	$(72)	$(908)	$(24)	$(835)

(a)	Amounts presented for Diamond Offshore reflect the periods prior to the deconsolidation.

Index
Three Months Ended June 30, 2019	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$1,824					$1,824
Net investment income	515		$1	$33	$2	551
Investment gains	2					2
Non-insurance warranty revenue	285					285
Operating revenues and other	4	$327	185	223	222	961
Total	2,630	327	186	256	224	3,623

Expenses:

Insurance claims and policyholders’ benefits	1,352					1,352
Amortization of deferred acquisition costs	338					338
Non-insurance warranty expense	263					263
Operating expenses and other	279	209	163	245	335	1,231
Interest	55	46	5	27	31	164
Total	2,287	255	168	272	366	3,348
Income (loss) before income tax	343	72	18	(16)	(142)	275
Income tax (expense) benefit	(64)	(19)	(6)	3	36	(50)
Net income (loss)	279	53	12	(13)	(106)	225
Amounts attributable to noncontrolling interests	(30)				54	24
Net income (loss) attributable to Loews Corporation	$249	$53	$12	$(13)	$(52)	$249

Index
Six Months Ended June 30, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$3,719					$3,719
Net investment income (loss)	863			$(56)		807
Investment losses	(147)			(1,211)		(1,358)
Non-insurance warranty revenue	609					609
Operating revenues and other	13	$637	$176	501	$305	1,632
Total	5,057	637	176	(766)	305	5,409

Expenses:

Insurance claims and policyholders’ benefits	3,067					3,067
Amortization of deferred acquisition costs	686					686
Non-insurance warranty expense	566					566
Operating expenses and other	583	421	290	528	1,196	3,018
Interest	62	83	16	63	43	267
Total	4,964	504	306	591	1,239	7,604
Income (loss) before income tax	93	133	(130)	(1,357)	(934)	(2,195)
Income tax (expense) benefit	(4)	(34)	33	284	26	305
Net income (loss)	89	99	(97)	(1,073)	(908)	(1,890)
Amounts attributable to noncontrolling interests	(9)				432	423
Net income (loss) attributable to Loews Corporation	$80	$99	$(97)	$(1,073)	$(476)	$(1,467)

Index
Six Months Ended June 30, 2019	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$3,627					$3,627
Net investment income	1,086		$1	$117	$4	1,208
Investment gains	33					33
Non-insurance warranty revenue	566					566
Operating revenues and other	13	$673	365	439	456	1,946
Total	5,325	673	366	556	460	7,380

Expenses:

Insurance claims and policyholders’ benefits	2,709					2,709
Amortization of deferred acquisition costs	680					680
Non-insurance warranty expense	523					523
Operating expenses and other	563	404	319	476	618	2,380
Interest	89	91	10	54	61	305
Total	4,564	495	329	530	679	6,597
Income (loss) before income tax	761	178	37	26	(219)	783
Income tax (expense) benefit	(141)	(46)	(12)	(5)	42	(162)
Net income (loss)	620	132	25	21	(177)	621
Amounts attributable to noncontrolling interests	(66)				88	22
Net income (loss) attributable to Loews Corporation	$554	$132	$25	$21	$(89)	$643

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, Risk Factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2019. This MD&A is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company and has five reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); the Corporate segment and Diamond Offshore Drilling Inc. (“Diamond Offshore”). The Corporate segment is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging LLC (“Altium Packaging”). Diamond Offshore was deconsolidated during the second quarter of 2020. Each of the operating subsidiaries and Diamond Offshore are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

On April 26, 2020 (the “Filing Date”), Diamond Offshore and certain of its direct and indirect subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Filing”). As a result of the Chapter 11 Filing and applicable U.S. generally accepted accounting principles, Loews Corporation no longer controls Diamond Offshore for accounting purposes, and therefore, Diamond Offshore was deconsolidated from its consolidated financial statements effective as of the Filing Date.

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

Index

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions, except per share data)

CNA Financial	$135	$249	$80	$554
Boardwalk Pipelines	34	53	99	132
Loews Hotels & Co	(72)	12	(97)	25
Corporate	(908)	(13)	(1,073)	21
Diamond Offshore (a)	(24)	(52)	(476)	(89)
Net income (loss) attributable to Loews Corporation	$(835)	$249	$(1,467)	$643

Basic net income (loss) per share	$(2.96)	$0.82	$(5.16)	$2.10

Diluted net income (loss) per share	$(2.96)	$0.82	$(5.16)	$2.09

(a)	Amounts presented for Diamond Offshore reflect the periods prior to deconsolidation. See Notes 2 and 14 of the Notes to the Consolidated Condensed Financial Statements included under Item 1.

Net loss attributable to Loews Corporation for the three months ended June 30, 2020 was $835 million, or $2.96 per share, compared to net income of $249 million, or $0.82 per share in the comparable 2019 period. Net loss attributable to Loews Corporation for the six months ended June 30, 2020 was $1.5 billion, or $5.16 per share, compared to net income of $643 million, or $2.09 per share, in the comparable 2019 period.

The net loss for the three months ended June 30, 2020 was driven by (i) the investment loss of $957 million to write down the carrying value of our interest in Diamond Offshore as a result of its bankruptcy filing on April 26, 2020, (ii) significant catastrophe losses at CNA, and (iii) operating losses at Loews Hotels & Co. These factors were partially offset by increased investment income at CNA and the parent company as well as investment gains at CNA.

The net loss for the six months ended June 30, 2020 was caused by (i) the investment loss from the write down of our Diamond Offshore carrying value discussed above, (ii) Diamond Offshore drilling rig impairment charges of $408 million in the first quarter of 2020, (iii) catastrophe losses at CNA, (iv) operating losses at Loews Hotels & Co, and (v) investment losses at CNA in 2020 as compared to gains in the first six months of 2019.

The economic disruption caused by the coronavirus disease 2019 (“COVID-19”) pandemic and measures to mitigate the spread of the virus significantly affected Loews’s results in the first half of 2020. The full impact of COVID-19 on Loews and our businesses will be dependent on the pandemic’s duration and scope and economic policies and other responses to the pandemic.

Index

CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2020 and 2019 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions)

Revenues:
Insurance premiums	$1,850	$1,824	$3,719	$3,627
Net investment income	534	515	863	1,086
Investment gains (losses)	69	2	(147)	33
Non-insurance warranty revenue	308	285	609	566
Other revenues	5	4	13	13
Total	2,766	2,630	5,057	5,325
Expenses:
Insurance claims and policyholders’ benefits	1,642	1,352	3,067	2,709
Amortization of deferred acquisition costs	342	338	686	680
Non-insurance warranty expense	285	263	566	523
Other operating expenses	283	279	583	563
Interest	31	55	62	89
Total	2,583	2,287	4,964	4,564
Income before income tax	183	343	93	761
Income tax expense	(32)	(64)	(4)	(141)
Net income	151	279	89	620
Amounts attributable to noncontrolling interests	(16)	(30)	(9)	(66)
Net income attributable to Loews Corporation	$135	$249	$80	$554

Three Months Ended June 30, 2020 Compared to 2019

Net income attributable to Loews Corporation was $135 million for the three months ended June 30, 2020 as compared with $249 million in the 2019 period. The decrease was primarily due to net catastrophe losses of $301 million for the three months ended June 30, 2020 as compared to $38 million in the 2019 period and unfavorable net prior year loss reserve development. Net catastrophe losses in 2020 include $182 million related to COVID-19, $61 million related to civil unrest and $58 million related primarily to severe weather-related events. These results were partially offset by favorable net investment income driven by limited partnership and common stock returns, favorable non-catastrophe current accident year underwriting results and higher investment gains. Investment gains were driven by the favorable change in fair value of non-redeemable preferred stock and higher gains on sales of fixed maturity securities. The prior year period included a $15 million charge (after tax and noncontrolling interests) related to the early retirement of debt.

Six Months Ended June 30, 2020 Compared to 2019

Net income attributable to Loews Corporation was $80 million for the six months ended June 30, 2020 as compared with $554 million in the 2019 period. The decrease was primarily due to net catastrophe losses of $376 million for the six months ended June 30, 2020 as compared to $96 million in the prior year period, lower net investment income and investment losses in the first six months of 2020 as compared with investment gains in the prior year period. Net catastrophe losses in 2020 include $195 million related to COVID-19, $61 million related to civil unrest and $120 million related primarily to severe weather-related events. Net investment income decreased driven by lower limited partnership and common stock returns and the investment losses were driven by the unfavorable change in fair value of non-redeemable preferred stock and higher impairment losses on fixed maturity securities.

Recent Developments

During the second quarter of 2020, CNA’s underwriting results were negatively impacted by COVID-19 and the related depressed economic conditions. In many geographic locations, the virus’ spread continues to accelerate. Areas where the virus has largely been brought under control continue to be at risk of a second wave. Accordingly, it remains

Index
the case that several months past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 are not yet known and may not emerge for some time. Until the virus is brought under control, the timing of any economic recovery remains uncertain. As a result, the impact to CNA’s results in the first and second quarters of 2020 may not be indicative of its impacts for the remainder of 2020 or thereafter. See the Liquidity and Capital Resources and Investments sections of this MD&A and Risk Factors included under Part II, Item 1A of this Report for further discussion of the risks associated with COVID-19 and measures to mitigate the spread of the virus.

CNA experienced year-over-year growth in gross and net written premiums, excluding third party captives driven by rate increases across its property and casualty insurance lines of business. Depressed economic conditions generally have had an unfavorable impact on premium exposures, including audit premium adjustments, policy endorsements and mid-term cancellations and adjustments. This is particularly the case in CNA’s Commercial lines of business where shelter in place restrictions and reduced economic activity has caused businesses to reduce payroll or otherwise shutter operations. As a result, CNA recorded a decrease in its estimated audit premiums during the second quarter of 2020 impacting its net earned premiums. If general economic conditions do not improve in the latter half of 2020 or thereafter, CNA’s net written premiums and net earned premiums may continue to be unfavorably impacted as a result.

Net written premiums are also impacted by the terms and conditions and related cost of reinsurance programs. In the second quarter of 2020, CNA renewed multiple property and casualty reinsurance treaties at higher costs as well as purchased additional coverage, which will have an unfavorable impact on CNA’s net earned premiums in future quarters. Lower net earned premiums had an unfavorable impact on CNA’s expense ratio in the second quarter of 2020. CNA’s expense ratio was also unfavorably impacted by an increase in its allowance for doubtful accounts for insurance receivables as certain customers, across a broad spectrum of industries and markets, have been impacted by lost business, affecting CNA’s ability to collect amounts owed to it. These impacts could continue through the remainder of 2020, and possibly thereafter, as the situation continues to evolve.

While CNA’s losses incurred during the first six months of 2020 related to COVID-19 represent CNA’s best estimate of ultimate insurance losses resulting from events occurring in the first six months of 2020 due to the pandemic and the consequent economic crisis, given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur for the remainder of the year and thereafter. The scope, duration and magnitude of the direct and indirect effects continue to rapidly evolve, and could materially impact CNA’s ultimate loss estimate, including in lines of business where losses have already been incurred as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus as well as additional or extended shelter in place restrictions and business closures, could cause CNA to experience additional COVID-19 related catastrophe losses in future quarters.

CNA has also experienced modest benefits in certain lines of business as a result of lower loss frequency from shelter in place restrictions. Those benefits only apply to a portion of CNA’s portfolio, as its larger portfolios, including healthcare, construction and property coverages, have seen limited benefit. In addition, the impact from lower frequency is mostly offset by higher severity in certain areas of the portfolio.

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

Index

In assessing its insurance operations, CNA utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding from net income (loss), investment gains or losses and any cumulative effects of changes in accounting guidance. In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes investment gains or losses because investment gains or losses are generally driven by economic factors that are not necessarily reflective of CNA’s primary insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes this measure is useful for investors to evaluate its insurance operations.

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

Index

The following tables summarize the results of CNA’s Property & Casualty Operations for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,762	$1,126	$277	$3,165
Gross written premiums excluding third
party captives	811	1,044	277	2,132
Net written premiums	742	949	239	1,930
Net earned premiums	705	795	224	1,724
Net investment income	133	177	14	324
Core income (loss)	90	20	(14)	96

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.9%	59.0%	59.9%	59.5%
Effect of catastrophe impacts	15.0	19.0	19.9	17.5
Effect of development-related items	(2.9)	6.0	(1.2)	1.4
Loss ratio	72.0%	84.0%	78.6%	78.4%
Expense ratio	32.0	33.9	36.7	33.6
Dividend ratio	0.2	0.6		0.3
Combined ratio	104.2%	118.5%	115.3%	112.3%
Combined ratio excluding catastrophes
and development	92.1%	93.5%	96.6%	93.4%

Rate	12%	9%	13%	11%
Renewal premium change	11	8	11	9
Retention	85	83	74	83
New business	$96	$205	$62	$363

Three Months Ended June 30, 2019

Gross written premiums	$1,724	$1,024	$287	$3,035
Gross written premiums excluding third
party captives	755	958	287	2,000
Net written premiums	713	912	249	1,874
Net earned premiums	688	763	243	1,694
Net investment income	134	154	15	303
Core income	161	120	17	298

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.9%	61.7%	60.1%	60.8%
Effect of catastrophe impacts	0.1	4.9	0.2	2.2
Effect of development-related items	(2.6)	(0.1)	(0.1)	(1.1)
Loss ratio	57.4%	66.5%	60.2%	61.9%
Expense ratio	33.1	32.6	37.3	33.4
Dividend ratio	0.2	0.6		0.4
Combined ratio	90.7%	99.7%	97.5%	95.7%
Combined ratio excluding catastrophes
and development	93.2%	94.9%	97.4%	94.6%

Rate	4%	3%	7%	4%
Renewal premium change	5	5	8	6
Retention	89	87	70	84
New business	$97	$186	$75	$358

Index

Six Months Ended June 30, 2020	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$3,476	$2,188	$584	$6,248
Gross written premiums excluding third
party captives	1,552	2,103	584	4,239
Net written premiums	1,436	1,899	458	3,793
Net earned premiums	1,390	1,613	463	3,466
Net investment income	189	224	29	442
Core income (loss)	186	44	(12)	218

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.7%	60.1%	60.1%	59.9%
Effect of catastrophe impacts	8.2	12.8	11.9	10.9
Effect of development-related items	(2.3)	3.0	(0.7)	0.4
Loss ratio	65.6%	75.9%	71.3%	71.2%
Expense ratio	32.1	33.6	36.1	33.2
Dividend ratio	0.2	0.6		0.4
Combined ratio	97.9%	110.1%	107.4%	104.8%
Combined ratio excluding catastrophes
and development	92.0%	94.3%	96.2%	93.5%

Rate	10%	9%	11%	10%
Renewal premium change	10	8	9	9
Retention	85	84	72	82
New business	$170	$403	$130	$703

Six Months Ended June 30, 2019

Gross written premiums	$3,425	$1,965	$611	$6,001
Gross written premiums excluding third
party captives	1,485	1,891	611	3,987
Net written premiums	1,411	1,761	508	3,680
Net earned premiums	1,349	1,526	493	3,368
Net investment income	289	344	30	663
Core income	330	259	23	612

Other performance metrics:
Loss ratio excluding catastrophes
and development	60.2%	61.9%	58.5%	60.7%
Effect of catastrophe impacts	1.0	5.1	1.3	2.9
Effect of development-related items	(2.9)	(0.3)	2.7	(0.9)
Loss ratio	58.3%	66.7%	62.5%	62.7%
Expense ratio	33.0	33.2	37.2	33.7
Dividend ratio	0.2	0.6		0.4
Combined ratio	91.5%	100.5%	99.7%	96.8%
Combined ratio excluding catastrophes
and development	93.4%	95.7%	95.7%	94.8%

Rate	3%	3%	6%	4%
Renewal premium change	6	5	4	5
Retention	89	86	69	84
New business	$182	$350	$155	$687

Three Months Ended June 30, 2020 Compared to 2019

Total gross written premiums increased $130 million for the three months ended June 30, 2020 as compared with the 2019 period. Total net written premiums increased $56 million for the three months ended June 30, 2020 as compared with the 2019 period.

Gross written premiums, excluding third party captives, for Specialty increased $56 million for the three months

Index
ended June 30, 2020 as compared with the 2019 period driven by strong rate. Net written premiums for Specialty increased $29 million for the three months ended June 30, 2020 as compared with the 2019 period. The increase in net earned premiums for the three months ended June 30, 2020 was consistent with the trend in net written premiums in recent quarters for Specialty.

Gross written premiums for Commercial increased $102 million for the three months ended June 30, 2020 as compared with the 2019 period driven by strong rate and higher new business. Net written premiums for Commercial increased $37 million for the three months ended June 30, 2020 as compared with the 2019 period. The increase in net earned premiums for the three months ended June 30, 2020 was consistent with the trend in net written premiums partially offset by a reduction in the estimated audit premiums as a result of the economic slowdown arising from COVID-19 for Commercial.

Gross written premiums for International decreased $10 million for the three months ended June 30, 2020 as compared with the 2019 period. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $3 million driven by the continued impact of the strategic exit from certain Lloyd’s business classes, offset by growth in Europe and Canada. Net written premiums decreased $10 million for the three months ended June 30, 2020 as compared with the 2019 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $6 million for the three months ended June 30, 2020 as compared with the 2019 period. The decrease in net earned premiums for the three months ended June 30, 2020 was consistent with the trend in net written premiums in recent quarters for International.

Core income decreased $202 million for the three months ended June 30, 2020 as compared with the 2019 period due to higher net catastrophe losses and unfavorable net prior year loss reserve development, including a $50 million charge for mass tort exposures primarily due to New York reviver statute-related claims.

Net catastrophe losses were $301 million for the three months ended June 30, 2020 as compared with $38 million in the 2019 period. Net catastrophe losses for the three months ended June 30, 2020 included $182 million related to COVID-19, $61 million related to civil unrest and $58 million related primarily to severe weather-related events. Specialty net catastrophe losses of $105 million for the three months ended June 30, 2020 included $103 million related to the COVID-19 pandemic. Specialty net catastrophe losses were $1 million for the three months ended June 30, 2019. Commercial net catastrophe losses of $151 million for the three months ended June 30, 2020 included $43 million related to the COVID-19 pandemic, $61 million related to civil unrest and $47 million related primarily to severe weather-related events. Commercial net catastrophe losses were $37 million for the three months ended June 30, 2019. International net catastrophe losses of $45 million for the three months ended June 30, 2020 included $36 million related to the COVID-19 pandemic. International net catastrophe losses were $1 million for the three months ended June 30, 2019.

The COVID-19 losses in the second quarter of 2020 follow a detailed review and analysis of existing and potential exposures in light of current information, and represent CNA’s best estimate of its ultimate insurance losses and loss adjustment expenses, including defense costs resulting from the pandemic and the consequent economic crisis. The losses were substantially driven by healthcare professional liability with additional impacts from workers’ compensation, management liability, commercial property, trade credit and surety. Due to the recent timing of the event, emergence pattern of claims and long tail nature of certain exposures the losses are substantially classified as incurred but not reported (“IBNR”) reserves.

The COVID-19 catastrophe losses do not include the benefits of lower current accident year losses associated with lower loss frequency in certain lines of business as a result of shelter in place restrictions. Those benefits are modest and are partially offset by the impact of a reduction in the estimated audit premiums and an increase in the credit allowance for premiums receivables resulting from the depressed economic conditions.

Unfavorable net prior year loss reserve development of $22 million and favorable net prior year loss reserve development of $31 million was recorded for the three months ended June 30, 2020 and 2019. For the three months ended June 30, 2020 and 2019, Specialty recorded favorable net prior year loss reserve development of $20 million and $18 million and Commercial recorded unfavorable net prior year loss reserve development of $45 million as compared with favorable net prior year loss reserve development of $12 million. For the three months ended June 30, 2020, International recorded favorable net prior year loss reserve development of $3 million as compared with $1 million in the 2019 period. Further information on net prior year loss reserve development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 13.5 points for the three months ended June 30, 2020 as compared with the 2019 period. The loss ratio increased 14.6 points driven by higher net catastrophe losses, or 15.0 points of the loss ratio, for the three months ended June 30, 2020. The expense ratio improved 1.1 points for the three months ended

Index
June 30, 2020 as compared with the 2019 period driven by lower underwriting expenses and higher net earned premiums.

Commercial’s combined ratio increased 18.8 points for the three months ended June 30, 2020 as compared to the 2019 period. The loss ratio increased 17.5 points driven by higher net catastrophe losses and unfavorable net prior year loss reserve development. The combined ratio excluding catastrophes and development improved 1.4 points for the three months ended June 30, 2020 as compared with the 2019 period which reflects a 0.7 point net benefit related to COVID-19 from lower loss frequency as a result of shelter in place restrictions and an adverse impact from a reduction in estimated audit premiums. These items decreased the loss ratio by 1.8 points and increased the expense ratio by 1.1 points. Excluding the impacts of COVID-19, the combined ratio excluding catastrophes and development improved 0.7 points due to the loss ratio.

International’s combined ratio increased 17.8 points for the three months ended June 30, 2020 as compared with the 2019 period. The loss ratio increased 18.4 points driven by higher net catastrophe losses, or 19.9 points of the loss ratio, for the three months ended June 30, 2020. The combined ratio excluding catastrophes and development improved 0.8 points for the three months ended June 30, 2020 as compared with the 2019 period due to a 0.2 point improvement in the loss ratio excluding catastrophes and development primarily driven by lower loss frequency from the impact of COVID-19 as well as 0.6 points of improvement in the expense ratio driven by lower acquisition and underwriting expenses.

Six Months Ended June 30, 2020 Compared to 2019

Total gross written premiums increased $247 million for the six months ended June 30, 2020 as compared with the 2019 period. Total net written premiums increased $113 million for the six months ended June 30, 2020 as compared with the 2019 period.

Gross written premiums, excluding third party captives, for Specialty increased $67 million for the six months ended June 30, 2020 as compared with the 2019 period driven by strong rate. Net written premiums for Specialty increased $25 million for the six months ended June 30, 2020 as compared with the 2019 period. The increase in net earned premiums for the six months ended June 30, 2020 was consistent with the trend in net written premiums in recent quarters for Specialty.

Gross written premiums for Commercial increased $223 million for the six months ended June 30, 2020 as compared with the 2019 period driven by strong rate and higher new business. Net written premiums for Commercial increased $138 million for the six months ended June 30, 2020 as compared with the 2019 period. The increase in net earned premiums for the six months ended June 30, 2019 was consistent with the trend in net written premiums partially offset by a reduction in the estimated audit premiums as a result of the economic slowdown arising from COVID-19 for Commercial.

Gross written premiums for International decreased $27 million for the six months ended June 30, 2020 as compared with the 2019 period. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $18 million driven by the continued impact of the strategic exit from certain Lloyd’s business classes, offset by growth in Canada and Europe. Net written premiums decreased $50 million for the six months ended June 30, 2020 as compared with the 2019 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $42 million for the six months ended June 30, 2020 as compared with the 2019 period. The decrease in net earned premiums for the six months ended June 30, 2020 was consistent with the trend in net written premiums in recent quarters for International.

Core income decreased $394 million for the six months ended June 30, 2020 as compared with the 2019 period due to higher net catastrophe losses, lower net investment income driven by limited partnership and common stock returns and unfavorable net prior year loss reserve development in the current year period including a $50 million charge for mass tort exposures primarily due to New York reviver statute-related claims.

Net catastrophe losses were $376 million for the six months ended June 30, 2020 as compared with $96 million in the 2019 period. Net catastrophe losses for the six months ended June 30, 2020 included $195 million related to COVID-19, $61 million related to civil unrest and $120 million related primarily to severe weather-related events.  Specialty net catastrophe losses of $113 million for the six months ended June 30, 2020 included $109 million related to the COVID-19 pandemic. Specialty net catastrophe losses were $13 million for the six months ended June 30, 2019. Commercial net catastrophe losses of $208 million for the six months ended June 30, 2020 included $48 million related to the COVID-19 pandemic, $61 million related to civil unrest and $99 million related primarily to severe weather-related events. Commercial net catastrophe losses were $77 million for the six months ended June 30, 2019. International net catastrophe losses of $55 million for the six months ended June 30, 2020 included $38 million related

Index
to the COVID-19 pandemic. International net catastrophe losses were $6 million for the six months ended June 30, 2019.

Unfavorable net prior year loss reserve development of $7 million and favorable net prior year loss reserve development of $45 million was recorded for the six months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, Specialty recorded favorable net prior year loss reserve development of $31 million and $38 million and Commercial recorded unfavorable net prior year loss reserve development of $41 million as compared with favorable net prior year loss reserve development of $20 million. For the six months ended June 30, 2020, International recorded favorable net prior year loss reserve development of $3 million as compared with unfavorable net prior year loss reserve development of $13 million in the 2019 period. Further information on net prior year loss reserve development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 6.4 points for the six months ended June 30, 2020 as compared with the 2019 period. The loss ratio increased 7.3 points due to higher net catastrophe losses, or 8.2 points of the loss ratio, for the six months ended June 30, 2020. The expense ratio improved 0.9 points for the six months ended June 30, 2020 as compared with the 2019 period driven by lower underwriting expenses and higher net earned premiums.

Commercial’s combined ratio increased 9.6 points for the six months ended June 30, 2020 as compared to the 2019 period. The loss ratio increased 9.2 points driven by higher net catastrophe losses and unfavorable net prior year loss reserve development. The combined ratio excluding catastrophes and development improved 1.4 points for the six months ended June 30, 2020 as compared to the 2019 period which reflects a 0.3 point net benefit related to COVID-19 from lower loss frequency as a result of shelter in place restrictions and an adverse impact from a reduction in the estimated audit premiums. These items decreased the loss ratio by 0.9 points and increased the expense ratio by 0.6 points. Excluding the impacts of COVID-19, the combined ratio excluding catastrophes and development improved 1.1 points due to the loss ratio.

International’s combined ratio increased 7.7 points for the six months ended June 30, 2020 as compared with the 2019 period. The loss ratio increased 8.8 points driven by higher net catastrophe losses, or 11.9 points of the loss ratio, for the six months ended June 30, 2020, partially offset by favorable net prior year loss reserve development in the current year period. The expense ratio improved 1.1 points for the six months ended June 30, 2020 as compared with the 2019 period driven by lower acquisition and underwriting expenses.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions)

Net earned premiums	$126	$130	$253	$260
Net investment income	210	212	421	423
Core income (loss)	3	(4)	(11)

Three Months Ended June 30, 2020 Compared to 2019

Core income of $3 million for the three months ended June 30, 2020 was primarily driven by better than expected persistency in the long term care business.

Six Months Ended June 30, 2020 Compared to 2019

Core loss of $11 million for the six months ended June 30, 2020 was primarily due to interest expense on corporate debt partially offset by better than expected persistency in the long term care business and amortization of the deferred gain related to the A&EP loss portfolio transfer.

Index
Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions)

Core income (loss):
Property & Casualty Operations	$96	$298	$218	$612
Other Insurance Operations	3	(4)	(11)
Total core income	99	294	207	612
Investment gains (losses)	53	1	(117)	24
Consolidating adjustments including noncontrolling
interests	(17)	(46)	(10)	(82)
Net income attributable to Loews Corporation	$135	$249	$80	$554

Boardwalk Pipelines

Current Events

In 2020, the world and the United States experienced the unprecedented impacts of the COVID-19 pandemic and measures to mitigate the spread of COVID-19. An excess supply of energy products has also led to a significant decrease in energy prices. Boardwalk Pipelines’ operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, and it has taken measures to ensure the safety of its employees and operations while maintaining uninterrupted service to its customers.

The following summarizes the material impacts to Boardwalk Pipelines’ business and the key actions it has taken to mitigate the current impacts from both the COVID-19 pandemic and the volatility in energy prices:

●
Boardwalk Pipelines’ business has not been significantly impacted by the recent volatility in commodity prices. However, some of its customers are directly impacted by changes in commodity prices, which may impact Boardwalk Pipelines’ ability to renew contracts at existing terms or may impact the customers’ ability to make payment for the services Boardwalk Pipelines provides. The COVID-19 pandemic and decreased energy prices could cause a disruption of the normal operations of many of Boardwalk Pipelines’ customers, including the temporary closure or reduction of plant operations or shut-in of production. While energy prices remain volatile, prices have somewhat improved from the level that they were during portions of the first and second quarters. If energy prices remain at current levels for a sustained period of time or decline again, Boardwalk Pipelines could be exposed to increased credit risk or the increased risk of customers filing for bankruptcy protection. During 2020, Boardwalk Pipelines has not had any significant customers declare bankruptcy.

●
Through the date of this Report, Boardwalk Pipelines has not experienced any significant operational disruptions and its pipeline throughput has remained stable. For the six months ended June 30, 2020, Boardwalk Pipelines transported approximately 1.5 trillion cubic feet of natural gas and approximately 44.3 million barrels of natural gas liquids and hydrocarbons (“NGLs”), an increase in excess of 7% from the comparable period in 2019 for each commodity. Boardwalk Pipelines’ results of operations for the second quarter of 2020 have not been materially impacted as a result of the COVID-19 pandemic or the volatility in energy prices.

●
Boardwalk Pipelines did not experience any significant changes in its workforce composition and was able to implement its business continuity plans with no significant impact to its ability to maintain its operations. Boardwalk Pipelines continues to maintain strong physical and cybersecurity measures in order to both serve its operational needs with a remote workforce and keep its integrated pipeline and storage systems running to provide reliable service to its customers.

●
Through the date of this Report, Boardwalk Pipelines’ balance sheet remains strong and it continues to have sufficient liquidity and it expects to continue to fund its operations through its operating cash flows. Boardwalk Pipelines has approximately $1.2 billion of available borrowing capacity under its revolving credit facility and does not have any debt maturities until February of 2021.

Index

The safety of Boardwalk Pipelines’ employees and operations while providing uninterrupted service to its customers remains its primary focus. Although it is difficult to reasonably determine the ongoing and future impacts of the COVID-19 pandemic and the volatility in energy prices, an extended downturn in the economy and depressed energy prices could negatively affect Boardwalk Pipelines’ customers and their businesses and could in turn have a material adverse effect on Boardwalk Pipelines’ business.

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the twelve months ended June 30, 2020, approximately 90% of Boardwalk Pipelines’ revenues were derived from fixed fees under firm agreements. Boardwalk Pipelines expects to earn revenues of approximately $9.3 billion from fixed fees under committed firm agreements in place as of June 30, 2020, including agreements for transportation, storage and other services, over the remaining term of those agreements. For the six months ended June 30, 2020, Boardwalk Pipelines added approximately $502 million from the comparable amount at December 31, 2019, from contracts entered into during 2020. For Boardwalk Pipelines’ customers that are charged its maximum applicable tariff rates related to its Federal Energy Regulatory Commission (“FERC”) regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues from fixed fees under committed firm agreements may also include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipelines has recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to June 30, 2020.

Contract Renewals

Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Boardwalk Pipelines’ storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across Boardwalk Pipelines’ pipeline systems. While Boardwalk Pipelines has not seen a significant change in the demand for its services as a result of the COVID-19 pandemic or the volatility in energy prices, if these conditions remain for an extended period of time or re-occur, Boardwalk Pipelines could see a decline in the demand for its services. Boardwalk Pipelines focuses its marketing efforts on enhancing the value of the capacity that is up for renewal and works with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of Boardwalk Pipelines’ available capacity to be lower than its long term view of the capacity, Boardwalk Pipelines may seek to shorten contract terms until market perception improves.

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

Index
Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2020 and 2019 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions)

Revenues:
Operating revenues and other	$296	$327	$637	$673
Total	296	327	637	673
Expenses:
Operating and other	210	209	421	404
Interest	41	46	83	91
Total	251	255	504	495
Income before income tax	45	72	133	178
Income tax expense	(11)	(19)	(34)	(46)
Net income attributable to Loews Corporation	$34	$53	$99	$132
Three Months Ended June 30, 2020 Compared to 2019

Total revenues decreased $31 million for the three months ended June 30, 2020 as compared with the 2019 period. Including the effect of items in fuel and transportation expense and excluding net proceeds of approximately $26 million as a result of drawing on letters of credit due to a customer bankruptcy in 2019, operating revenues decreased $6 million driven by contract expirations that were recontracted at overall lower average rates, partially offset by revenues from recently completed growth projects and higher storage and parking and lending (“PAL”) revenues due to favorable market conditions.

Operating expenses were essentially flat for the three months ended June 30, 2020 as compared with the 2019 period. Interest expense decreased $5 million for the three months ended June 30, 2020 as compared with the 2019 period primarily due to lower interest rates from borrowings under Boardwalk Pipelines’ revolving credit facility and higher capitalized interest.

Six Months Ended June 30, 2020 Compared to 2019

Total revenues decreased $36 million for the six months ended June 30, 2020 as compared with the 2019 period. Including the effect of items in fuel and transportation expense and excluding the impact from the customer bankruptcy discussed above, operating revenues decreased $16 million driven by contract expirations that were recontracted at overall lower average rates, partially offset by revenues from recently completed growth projects and higher storage and PAL revenues due to favorable market conditions.

Operating expenses increased $17 million for the six months ended June 30, 2020 as compared with the 2019 period. Excluding items offset in operating revenues, operating expenses increased $13 million, primarily due to an increased asset base from recently completed growth projects, higher litigation expenses and the expiration of property tax abatements. Interest expense decreased $8 million for the six months ended June 30, 2020 as compared with the 2019 period primarily due to lower interest rates from borrowings under Boardwalk Pipelines’ revolving credit facility and higher capitalized interest and allowance for funds used during construction related to Boardwalk Pipelines’ capital projects.

Index
Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2020 and 2019 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions)

Revenues:
Operating revenue	$9	$159	$118	$310
Gain on sale of hotel	13		13
Revenues related to reimbursable expenses	12	27	45	56
Total	34	186	176	366
Expenses:
Operating and other:
Operating	50	130	166	260
Asset impairments	20	7	20	10
Reimbursable expenses	12	27	45	56
Depreciation	16	15	30	31
Equity (income) loss from joint ventures	25	(16)	29	(38)
Interest	8	5	16	10
Total	131	168	306	329
Income (loss) before income tax	(97)	18	(130)	37
Income tax (expense) benefit	25	(6)	33	(12)
Net income (loss) attributable to Loews Corporation	$(72)	$12	$(97)	$25

Due to the COVID-19 pandemic and efforts to mitigate the spread of the virus, twenty hotels owned and/or operated by Loews Hotels & Co temporarily suspended operations in March of 2020, with two additional hotels suspending operations in April of 2020. Of these twenty-two hotels, one resumed operations in May, twelve in June and five in July, with the operations of the remaining four hotels still temporarily suspended. Only two owned hotels and two managed hotels did not suspend operations. Additionally, two hotels completed construction prior to the pandemic; one delayed opening until June, and the second is expected to open later this year. However, all operational hotels are experiencing very limited occupancy. Although Loews Hotels & Co has enacted significant measures to adjust the operating cost structure of each hotel during these suspensions and subsequent resumptions of operations, deferred most capital expenditures and reduced the operating costs of its management company, these measures could not offset the impact of significant lost revenues. Loews Hotels & Co has therefore incurred significant operating losses since the start of the pandemic.

The resumption of operations for the remaining four hotels that continue to have suspended operations, as well as the potential for hotels which have resumed operations to re-suspend operations, will depend on numerous factors, many of which are outside Loews Hotels & Co’s control. Although occupancy at operational hotel properties is expected to increase gradually, it is nonetheless highly dependent on the travel behavior of potential hotel guests, driven largely by factors outside Loews Hotels & Co’s control, including government capacity restrictions, travel restrictions and the duration and scope of the COVID-19 pandemic. While the duration of the COVID-19 outbreak and related financial impact cannot be estimated at this time, Loews Hotels & Co expects its results of operations, financial condition and cash flows will be materially adversely affected throughout 2020, and likely thereafter. The severity of the impact on Loews Hotels & Co will depend in large part on the duration of containment efforts, either mandated or voluntary, and the perceptions of health risks associated with COVID-19 related to business and leisure travel. In addition, once the COVID-19 outbreak is mitigated or contained, whenever that may be, historical travel patterns, both domestic and international, may continue to be disrupted either on a temporary basis or with longer term effects. These factors have contributed to impairment charges for the three months ended June 30, 2020, and may lead to additional impairment charges in future periods.

Reduced occupancy caused by the COVID-19 pandemic and mitigation efforts as well as related operating cost reduction measures are the primary reasons for the decrease in operating revenues of $150 million and $192 million and operating expenses of $80 million and $94 million for the three and six months ended June 30, 2020 as compared with the 2019 period. Additionally, equity income from joint ventures decreased $41 million and $67 million for the three and six months ended June 30, 2020 as compared with the 2019 period driven primarily by the COVID-19 pandemic.

Index

Loews Hotels & Co considers events or changes in circumstances that indicate the carrying amount of its assets may not be recoverable. During the second quarter of 2020, Loews Hotels & Co recorded impairment charges of $20 million to reduce the carrying value of certain assets to their estimated fair value. The three and six months ended June 30, 2019 include impairment charges of $7 million and $10 million.

Loews Hotels & Co recorded a gain of $13 million on the sale of an owned hotel in the second quarter of 2020.

Interest expense for the three and six months ended June 30, 2020 increased $3 million and $6 million primarily due to the increase in debt balances and less capitalized interest related to recently completed hotel development projects as compared with the 2019 period.

Corporate

Corporate operations consist primarily of investment income at the Parent Company, operating results of Altium Packaging, Parent Company interest expense and other Parent Company administrative costs. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio held at the Parent Company.

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2020 and 2019 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions)

Revenues:
Net investment income (loss)	$110	$33	$(56)	$117
Investment loss	(1,211)		(1,211)
Operating revenues and other	244	223	501	439
Total	(857)	256	(766)	556
Expenses:
Operating and other	260	245	528	476
Interest	32	27	63	54
Total	292	272	591	530
Income (loss) before income tax	(1,149)	(16)	(1,357)	26
Income tax (expense) benefit	241	3	284	(5)
Net income (loss) attributable to Loews Corporation	$(908)	$(13)	$(1,073)	$21

Net investment income for the Parent Company increased $77 million for the three months ended June 30, 2020 as compared with the 2019 period primarily due to improved performance of equity based investments in the Parent Company trading portfolio. Net investment loss was $56 million for the six months ended June 30, 2020 as compared with net investment income of $117 million in the 2019 period as a result of the significant decline in equity based investments in response to the COVID-19 pandemic and related containment measures.

Investment loss of $1.2 billion ($957 million after tax) for the three and six months ended June 30, 2020 was due to the loss recognized upon deconsolidation of Diamond Offshore as a result of its Chapter 11 Filing.

Operating revenues and other include Altium Packaging revenues of $244 million and $223 million for the three months ended June 30, 2020 and 2019 and $500 million and $437 million for the six months ended June 30, 2020 and 2019. The increase of $21 million for the three months ended June 30, 2020 as compared with the 2019 period reflects an increase of $25 million related to acquisitions in 2019, partially offset by the pass-through effect of lower year-over-year resin prices and lower volumes. The increase of $63 million for the six months ended June 30, 2020 as compared with the 2019 period reflects an increase of $60 million related to acquisitions in 2019 and higher volumes as a result of higher COVID-19 related demand in the first quarter of 2020 for household chemicals, water and beverage, partially offset by the pass-through effect of lower year-over-year resin prices. Altium Packaging’s contracts generally provide for resin price changes to be passed through to its customers on a short-term lag, generally about one month. When a pass-through occurs, revenues and expenses generally change by the same amount so that Altium Packaging’s gross margin returns to the same level as prior to the change in prices.

Index

Operating and other expenses include Altium Packaging operating expenses of $236 million and $222 million for the three months ended June 30, 2020 and 2019 and $482 million and $428 million for the six months ended June 30, 2020 and 2019, which include depreciation and amortization expense. The increase in operating expenses of $14 million for the three months ended June 30, 2020 as compared with the 2019 period is primarily due to an increase of $24 million related to acquisitions in 2019, partially offset by lower resin prices and lower volumes. The increase in operating expenses of $54 million for the six months ended June 30, 2020 as compared with the 2019 period is primarily due to acquisitions in 2019.

Interest expenses increased $5 million and $9 million for the three and six months ended June 30, 2020 as compared with the 2019 periods due to the May of 2020 issuance of the Parent Company’s $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030 and incremental borrowings associated with funding Altium Packaging’s 2019 acquisitions.

Diamond Offshore

Contract drilling revenues were $69 million and $207 million for the three months ended June 30, 2020 and 2019 and $287 million and $434 million for the six months ended June 30, 2020 and 2019. Contract drilling expenses were $69 million and $225 million for the three months ended June 30, 2020 and 2019 and $254 million and $392 million for the six months ended June 30, 2020 and 2019. Results for the three and six months ended June 30, 2020 noted above, and included in our Consolidated Condensed Financial Statements, reflect only the periods through the April 26, 2020 deconsolidation and also reflect lower average daily revenue earned as compared with the 2019 periods. Operating and other expenses for the six months ended June 30, 2020 includes an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) recognized in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.6 billion at June 30, 2020 as compared to $3.3 billion at December 31, 2019. During the six months ended June 30, 2020, we received $665 million in dividends from CNA, including a special dividend of $485 million. Cash outflows during the six months ended June 30, 2020 included the payment of $491 million to fund treasury stock purchases, $36 million of cash dividends to our shareholders, $87 million of cash contributions to Loews Hotels & Co and $19 million to purchase common shares of CNA. Loews Corporation anticipates providing Loews Hotels & Co additional capital support during the remainder of 2020. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

In May of 2020, we completed a public offering of $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030. The proceeds of this offering are available for general corporate purposes.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the six months ended June 30, 2020, we purchased 10.7 million shares of Loews Corporation common stock and 564,430 shares of CNA common stock.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

Related to the COVID-19 pandemic and efforts to mitigate the spread of the virus, CNA cash flows have been and may continue to be adversely impacted by lower premium volumes, suspensions and cancellations of policies, return of premiums or premium refunds, and increased claim and defense cost payments. At this time, CNA does not believe these impacts would give rise to a material liquidity concern given its overall liquid assets and anticipated future cash flows.

CNA’s cash provided by operating activities was $650 million for the six months ended June 30, 2020 and $514 million for the six months ended June 30, 2019. The increase in cash provided by operating activities was driven by

Index
lower net claim payments, an increase in premiums collected and lower income taxes paid, partially offset by a lower level of distributions from limited partnerships.

CNA paid dividends of $2.74 per share on its common stock, including a special dividend of $2.00 per share in the six months ended June 30, 2020. On July 31, 2020, CNA’s Board of Directors declared a quarterly dividend of $0.37 per share, payable September 3, 2020 to shareholders of record on August 17, 2020. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

CNA has an effective shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2020, CCC was in a positive earned surplus position. CCC paid dividends of $815 million and $805 million during the six months ended June 30, 2020 and 2019. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Boardwalk Pipelines’ cash provided by operating activities decreased $45 million for the six months ended June 30, 2020 compared to the 2019 period, primarily due to the change in net income and the timing of receivables and accrued liabilities.

For the six months ended June 30, 2020 and 2019, Boardwalk Pipelines’ capital expenditures were $246 million and $180 million, consisting of a combination of growth and maintenance capital.

As of June 30, 2020, Boardwalk Pipelines had $215 million of outstanding borrowings under its credit facility. As of July 31, 2020, Boardwalk Pipelines had $240 million of outstanding borrowings and approximately $1.2 billion of available borrowing capacity under its credit facility. Boardwalk Pipelines anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2020. Boardwalk Pipelines has an effective shelf registration statement under which it may publicly issue debt securities, warrants or rights from time to time.

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contain a variety of financial and operational covenants. Loews Hotels & Co has proactively requested certain lenders, where applicable, to (1) temporarily waive certain covenants to avoid an event of default and/or further restriction of the hotel’s cash balances through the establishment of lockboxes and other measures; (2) temporarily allow funds previously restricted directly or indirectly under the hotel’s underlying loan agreement for the renewal, replacement and addition of building improvements, furniture and fixtures to be used instead for hotel operations and maintenance; (3) allow hotels under development to defer required completion and opening dates; and/or (4) defer certain interest and/or principal payments while the hotels operations are temporarily suspended or significantly impacted by a decline in occupancy. Loews Hotels & Co also continues to work with lenders on loans that are being reviewed for extension under the applicable loan agreements, even under current circumstances. These discussions with lenders are ongoing and may require Loews Hotels & Co to make principal paydowns or provide guaranties of a subsidiary’s debt to otherwise avoid an event of default. Through the date of this Report, there are no loans where a lender has notified Loews Hotels & Co of an event of default.

Additionally, due to temporary suspension of operations and lost revenues in certain joint venture entities, Loews Hotels & Co has received capital call notices in accordance with the underlying joint venture agreements to support the properties’ operations. Through July 31, 2020, Loews Hotels & Co funded approximately $27 million to these joint ventures in 2020.

Through July 31, 2020, Loews Hotels & Co received capital contributions of $112 million from Loews Corporation. Additional funding from Loews Corporation during the remainder of 2020 will be needed and will depend on numerous factors, including how quickly properties are able to return to sustainable operating levels.

Index
INVESTMENTS

Investment activities of non-insurance subsidiaries primarily consist of investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments, and investments in limited partnerships. These types of investments generally present greater volatility, less liquidity and greater risk than fixed income investments and are included within Results of Operations – Corporate.

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

Insurance

CNA maintains a large portfolio of fixed maturity and equity securities, including large amounts of corporate and government issued debt securities, residential and commercial mortgage-backed securities, other asset-backed securities and investments in limited partnerships which pursue a variety of long and short investment strategies across a broad array of asset classes. CNA’s investment portfolio supports its obligation to pay future insurance claims and provides investment returns which are an important part of CNA’s overall profitability.

The financial market disruption in the first quarter of 2020 significantly impacted CNA’s investment portfolio. Losses from its limited partnership and common and preferred equity portfolios, as well as the recognition of impairment losses on certain fixed maturity holdings, negatively impacted net income for the three months ended March 31, 2020. While financial markets have partially recovered during the second quarter of 2020, there could be continued volatility in its investment portfolio.

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions)

Fixed income securities:
Taxable fixed income securities	$360	$385	$731	$768
Tax-exempt fixed income securities	80	80	158	162
Total fixed income securities	440	465	889	930
Limited partnership investments	44	37	(26)	113
Common stock	40	6	(15)	26
Other, net of investment expense	10	7	15	17
Pretax net investment income	$534	$515	$863	$1,086
Fixed income securities after tax and noncontrolling interests	$323	$341	$651	$681
Net investment income after tax and noncontrolling interests	$385	$376	$634	$791

Effective income yield for the fixed income securities
portfolio, before tax	4.6%	4.8%	4.6%	4.8%
Effective income yield for the fixed income securities
portfolio, after tax	3.8%	3.9%	3.8%	3.9%
Limited partnership and common stock return	5.0%	2.1%	(2.3)%	6.8%

Index

CNA’s pretax net investment income for the three months ended June 30, 2020 increased $19 million as compared with the 2019 period, driven by limited partnership and common stock returns offset by lower yields on the fixed income portfolio. The limited partnership returns for the three months ended June 30, 2020 include limited partnerships representing 55% reporting on a current basis with no reporting lag and 45% reporting on a lag, primarily three months or less. Limited partnerships reporting on a current basis include substantially all of CNA’s hedge funds.

CNA’s pretax net investment income decreased $223 million for the six months ended June 30, 2020 as compared with the 2019 period, driven by limited partnership and common stock returns and lower yields in the fixed income portfolio.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(40)	$(7)	$(119)	$(7)
States, municipalities and political subdivisions	33	4	33	12
Asset-backed	24		28	(14)
Total fixed maturity securities	17	(3)	(58)	(9)
Non-redeemable preferred stock	63	11	(70)	53
Short term and other	(11)	(6)	(19)	(11)
Total investment gains (losses)	69	2	(147)	33
Income tax (expense) benefit	(16)	(1)	30	(9)
Amounts attributable to noncontrolling interests	(6)		12	(2)
Investment gains (losses) attributable to Loews Corporation	$47	$1	$(105)	$22

CNA’s investment gains (losses) increased $67 million for the three months ended June 30, 2020 as compared with the 2019 period. The increase was driven by the favorable change in fair value of non-redeemable preferred stock and higher net realized investment gains on sales of fixed maturity securities. Pretax impairment losses of $11 million on available-for-sale securities were recognized in the current quarter.

CNA’s investment gains (losses) decreased $180 million for the six months ended June 30, 2020 as compared with the 2019 period. The decrease was driven by higher impairment losses and the unfavorable change in fair value of non-redeemable preferred stock. Pretax impairment losses of $103 million on available-for-sale securities and $13 million of credit losses on mortgage loans were recognized for the six months ended June 30, 2020.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Index
Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2020		December 31, 2019
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and
Government-sponsored enterprises	$3,997	$149	$4,136	$95
AAA	3,599	443	3,254	349
AA	6,717	920	6,663	801
A	9,257	1,218	9,062	1,051
BBB	16,867	1,742	16,839	1,684
Non-investment grade	2,338	(38)	2,253	101
Total	$42,775	$4,434	$42,207	$4,081

As of June 30, 2020 and December 31, 2019, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.5 billion of pre-funded municipal bonds as of June 30, 2020 and December 31, 2019.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
June 30, 2020	Fair Value	Losses
(In millions)

U.S. Government, Government agencies and
Government-sponsored enterprises	$7
AAA	40	$1
AA	238	9
A	919	35
BBB	1,729	111
Non-investment grade	1,139	116
Total	$4,072	$272

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
June 30, 2020	Fair Value	Losses
(In millions)

Due in one year or less	$158	$16
Due after one year through five years	1,154	73
Due after five years through ten years	2,168	136
Due after ten years	592	47
Total	$4,072	$272

Duration

A primary objective in the management of CNA’s investment portfolio is to optimize return relative to the corresponding liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions as well as domestic

Index
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

	June 30, 2020		December 31, 2019
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$18,370	8.8	$18,015	8.9
Other investments	26,165	4.1	26,813	4.1
Total	$44,535	6.0	$44,828	6.0

CNA’s investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	June 30,	December 31,
	2020	2019
(In millions)

Short term investments:
Commercial paper		$1,181
U.S. Treasury securities	$1,251	364
Other	207	316
Total short term investments	$1,458	$1,861

Beginning in early March and continuing into the second quarter of 2020, CNA shifted its commercial paper holdings to U.S. Treasury securities.

In addition to short term investments, CNA held $586 million and $242 million of cash as of June 30, 2020 and December 31, 2019.

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

Index
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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part II, Item 1A, Risk Factors in this Report, Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of June 30, 2020. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 12 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Index
Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 include a detailed discussion of certain risk factors facing the company. The information presented below updates and supplements such risk factors and should be read in conjunction with the Risk Factors included under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation (“CNA”)

The coronavirus disease (“COVID-19”) pandemic and measures to mitigate the spread of the virus have resulted in significant risk across CNA’s enterprise, which have had, and may continue to have, material adverse impacts on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

The COVID-19 outbreak, and actions seeking to mitigate the spread of the virus, accelerated in both breadth and scope through the month of February 2020, with the World Health Organization declaring it a pandemic on March 11, 2020. The situation has continued to evolve exponentially with implicated exposures increasing given sustained uncertainties across the global marketplace. Both the extensiveness of the pandemic itself, as well as the measures taken to mitigate the virus spread globally, are unprecedented and their effects continue to be pervasive. In many geographic locations, the virus’ spread continues to accelerate. Areas where the virus has largely been brought under control continue to be at risk of a second wave. Accordingly, it remains the case that several months past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 and measures to mitigate its spread are not yet known and may not emerge for some time.

Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:

Broad economic impact:  The economic effect of the pandemic has been broad in nature and has significantly impacted business operations across all industries, including CNA. Depressed economic conditions have led to and may continue to lead to decreased insured exposures causing CNA to experience declines in premium volume, especially for lines of business that are sensitive to rates of economic growth and those that are impacted by audit premium adjustments. Significant decreases in premium volume directly and adversely impacts CNA’s underwriting expense ratio. In addition, certain customers, across a broad spectrum of industries and markets, have been and continue to be impacted by lost business, which may affect CNA’s ability to collect amounts owed by policyholders. CNA recorded a decrease in its estimated audit premiums during the second quarter of 2020 impacting its net earned premium and if general economic conditions do not improve in the latter half of 2020 or thereafter, CNA’s net written premiums and net earned premiums may continue to be depressed, which may have a material impact on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

While CNA’s losses incurred during the first six months of 2020 related to COVID-19 and measures to mitigate its spread represent CNA’s best estimate of its ultimate insurance losses resulting from events occurring in the first six months of 2020 due to the pandemic and the consequent economic crisis given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur for the remainder of the year and thereafter. The scope, duration and magnitude of the direct and indirect effects continue to rapidly evolve, and could materially impact CNA’s ultimate loss estimate, including in lines of business where losses have already been incurred, as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus as well as additional or extended shelter in place restrictions and business closures, could cause CNA to experience additional COVID-19 related catastrophe losses in future quarters, which could be material.

Financial markets and investments:  The COVID-19 pandemic has also significantly impacted financial markets. As investors have embarked on a flight to quality, risk free rates have decreased. In addition, liquidity concerns and overall economic uncertainties drove increased volatility in credit spreads and equity markets. While government actions to date have provided some stability to financial markets, economic prospects in the short term continue to be depressed and CNA remains in a historically low interest rate environment. The unabated spread of the virus and the extension of efforts to mitigate the spread in numerous geographic areas, particularly in the U.S., will continue to cause substantial uncertainty on the timing and strength of any economic recovery and could continue to impact CNA’s investment portfolio results and valuations, and may result in additional volatility or losses in its investment portfolio, which could be material.

The value of CNA’s fixed maturity investments is subject to risk that certain investments may default or become

Index
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

These significant financial market disruptions may have a material impact on CNA’s business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

Claims and related litigation:  Claim activity and related litigation has increased, and may continue to increase significantly, in certain lines of business as a result of the pandemic and mitigating actions. CNA has experienced, and is likely to continue to experience, increased frequency in claim submissions in product lines that are implicated by the virus and the mitigating activities taken by its customers and governmental authorities in response to its spread, as well as increased litigation related to denial of claims based on policy coverage. These lines include primarily healthcare professional liability and workers’ compensation, as well as commercial property-related business interruption coverage, management liability (directors and officers, employment practices, and professional liability lines) and trade credit. In addition, CNA’s surety lines may continue to experience increased losses, particularly in construction surety, where there is significant risk that contractors will be adversely and materially impacted by general economic conditions. CNA has recorded significant losses in these areas in the first half of 2020 and may experience continued losses, which could be material.

Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, may have a material impact on CNA’s business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

CNA has also begun to incur substantial expenses related to litigation activity in connection with COVID-related legal claims. These actions primarily relate to denial of claims submitted as a result of the pandemic and the mitigating actions under commercial property policies for business interruption coverage, including lockdowns and closing of certain businesses. The significance of such litigation, both in substance and volume, and the resultant activities CNA has initiated, including external counsel engagement, and the costs related thereto, may have a material impact on CNA’s business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

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

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”)

The outbreak of COVID-19 and the measures to mitigate the spread of COVID-19 could materially adversely affect Boardwalk Pipelines’ business, financial condition and results of operations.

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

Index
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

Natural gas producers comprise a significant portion of Boardwalk Pipelines’ revenues and have supported several of its growth projects. As of June 30, 2020, approximately 35% of Boardwalk Pipelines’ projected operating revenues under committed firm agreements will be generated from contracts with natural gas producers. During the first quarter of 2020, the prices of oil and natural gas declined significantly because of worldwide competition in the oil markets and continued increases in domestic oil and gas supplies. Should the prices of natural gas and oil remain at current levels for a sustained period of time or decline again, Boardwalk Pipelines could be exposed to increased credit risk associated with its producer customer group, including the increased risk of customers filing for bankruptcy protection, which could materially adversely impact its business.

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

In response to the spread of COVID-19, governments across the globe implemented measures to mitigate the spread, such as through city, regional or national lockdowns or stay-at-home orders, narrowly defined and widespread business closures, restrictions on travel, limitations on large group gatherings and quarantines, among others. Beyond the existence of governmental restrictions, the perception of health risks associated with COVID-19 continues to further limit business and leisure travel. Furthermore, theme parks in Orlando, Florida, which temporarily closed and reopened with capacity restrictions, now operate at reduced capacity levels. In addition, certain coastal beaches repeatedly have been ordered closed and professional sports leagues suspended or deferred the start of their seasons with no spectators anticipated to be permitted in attendance. The spread of the coronavirus, including its resurgence, and the containment

Index
efforts have had, and continue to have, macro-economic implications, including increased unemployment levels, declines in economic growth rates and possibly a global recession, the effects of which could be felt well beyond the time the spread of the virus is mitigated or contained. These developments have caused unprecedented disruptions to the global economy and normal business operations across sectors, including the hospitality industry that depends on active levels of business and leisure travel, very little of which is occurring in the current environment.

Loews Hotels & Co suspended operations at all but four hotels during the first half of 2020, two of which are owned properties and two of which are managed hotels. Along with the four Loews Hotels & Co hotels that remained open, 18 have reopened, 6 of which are owned properties, 9 are joint venture properties and 3 are managed; however, occupancy rates at all of these hotels remain substantially lower than those from the prior year, or even occupancy rates prior to March of 2020. As such, revenues have been substantially lower and may be insufficient to offset certain fixed costs, such as insurance and property taxes. The remaining hotels continue to be evaluated to determine when it is prudent to resume operations, which may not be until after 2020. The potential for the suspension or resuspension of operations at operating hotels varies by hotel property and will depend on numerous factors, many of which are outside Loews Hotels & Co’s control. In addition, as a result of the COVID-19 crisis, Loews Hotels & Co has had to implement a number of new measures for the health and safety of its guests and employees. These new measures, which may need to remain in place for the foreseeable future, have resulted and will continue to result in increased costs.

Given that Loews Hotels & Co owns and leases, relative to some of its competitors, a higher proportion of its hotel properties, compared to the number of properties that it manages for third-party owners, it may as a result of COVID-19 and mitigation measures face increased risks associated with mortgage debt, including the possibility of default, cash trap periods, the inability to draw further loan disbursements and reduced availability of replacement financing at reasonable rates or at all; difficulty reducing costs; declines in real estate values and potential additional impairments in the value of Loews Hotels & Co’s assets; and a limited ability to respond to market conditions by, for instance, restricting its growth strategy. In addition, uncertain or fluctuating real estate valuations and the inability for third party purchasers to obtain capital may prevent us from selling properties on acceptable terms.

While the duration of the COVID-19 outbreak and related financial impact cannot be estimated at this time, Loews Hotels & Co expects its results of operations, financial condition and cash flows will be materially adversely affected throughout 2020, and likely thereafter. The severity of the impact on Loews Hotels & Co will depend in large part on the duration of containment efforts, either mandated or voluntary, and the perceptions of health risks associated with COVID-19 related to business and leisure travel. In addition, once the COVID-19 outbreak is mitigated or contained, whenever that may be, historical travel patterns, both domestic and international, may continue to be disrupted either on a temporary basis or with longer term effects. For example, certain travel is dependent on commercial airlines restoring capacity, and their inability to restore full capacity could impact demand for Loews Hotels & Co’s services. Additionally, businesses now forced to rely on remote working and videoconferences may reduce the level of business travel both to save costs and to reduce the risk of exposure for their employees, and they may also seek alternatives to large public gatherings such as industry conferences. Leisure travelers may also be less inclined to travel or gather in large groups out of ongoing safety concerns, regardless of the lifting of mandated or recommended restrictions. In addition, with the expected adverse impact on jobs and the economy more broadly, at least in the short term, leisure travel will likely be further impacted due to economic reasons. Any of these trends could have continuing material adverse effects on Loews Hotels & Co’s results of operations, financial condition and cash flow.

As part of cost containment efforts, Loews Hotels & Co put a substantial number of its employees on unpaid leaves of absence or have severed them from the organization. When conditions warrant the resumption of operations that necessitate increased staffing levels, it may not be able to find or attract sufficient talent to fill the roles that have been furloughed or eliminated. Additionally, many of its service providers and suppliers have also put their employees on leaves of absence or have severed employees. Should they be unable to find or attract sufficient talent to fill the roles that they have furloughed or eliminated, Loews Hotels & Co may not have the requisite services or supplies available to resume operations at the time or in the manner of its choosing.

Loews Hotels & Co continues to evaluate spending and manage operating expenses, including eliminating non-essential spending, reducing costs related to marketing, sales, and technology and deferring planned renovations, all of which could impair its ability to compete effectively and harm its business. It has received and may receive additional demands or requests from labor unions that represent our employees, whether in the course of its periodic renegotiation of collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, operational protocols or other terms that could increase costs, and could experience labor disputes or disruptions as it continues to implement mitigation plans. Some actions Loews Hotels & Co has taken, or may take in the future, to reduce costs for it or its third-party owners may negatively impact guest loyalty, owner preference, and its ability to attract and retain employees, and its reputation and market share may suffer as a result. Further, once the effects of the pandemic subside, the recovery period could be extended and certain operational changes, particularly with respect

Index
to enhanced health and safety measures, may continue to be necessary and could increase ongoing costs.

Hotels are buildings designed to remain open every hour of every day. As Loews Hotels & Co has not previously suspended the operations of its hotels (other than in connection with planned renovations) for an extended period of time, there may be mechanical systems that require material repair and maintenance to restart for hotels that remain under a suspension of operations, or for facilities and outlets within operational hotels that continue to not be utilized.

Loews Hotels & Co and its partners are constructing hotels in various markets. Those construction projects could be delayed as a result of COVID-19 and containment efforts associated with it, including those applicable to or affecting contractors, suppliers and inspectors required to review projects.

As a manager of hotels owned by joint ventures that Loews Hotels & Co invests in and by third parties, Loews Hotels & Co earns fees based on the revenues that those managed hotels generate. As a result of reduced revenues described above due to COVID-19 and mitigating measures, Loews Hotels & Co’s fee-based revenues are also materially reduced. These properties also have contracts that require payments by Loews Hotels & Co to preserve its management of the hotel if the hotel’s operating results do not achieve certain performance levels. These payments may be uneconomical for Loews Hotels & Co and lead to Loews Hotels & Co no longer managing one or more of those properties.

In properties in which Loews Hotels & Co has an ownership interest, Loews Hotels & Co leases space to third-party tenants and earns both fixed and variable amounts of rent, depending on each underlying lease arrangement. Some of these tenants informed Loews Hotels & Co that their operations are similarly impacted by COVID-19 business restrictions causing rent abatement periods in certain circumstances. In addition, variable rent, which is generally tied to the tenant’s sales, is materially adversely affected by the effects of the pandemic.

Risks Related to Us and Our Subsidiary, Altium Packaging LLC (“Altium Packaging”)

The COVID-19 pandemic may have an adverse impact on Altium Packaging.

Altium Packaging manufactures packaging that is used with products in critical infrastructure sectors, such as the pharmaceutical, household and industrial cleaning and food and beverage markets, and is thus an essential business as contemplated by state and local orders. It therefore continues to operate nearly all of its manufacturing facilities at full capacity to support those sectors. However, certain of Altium Packaging’s end markets, such as its commercial food services, institutional food and automotive customers, are being negatively impacted and its sales to those customers are being adversely affected. In addition, if widespread infections were to affect any of its facilities or workers, including those supporting critical infrastructure sectors, it may be required to temporarily shut down or otherwise modify the working conditions at such facilities to address the infections. Any such changes could cause Altium Packaging to be unable to meet demand from its customers if it cannot provide support from other facilities in its network.

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

As a result of the COVID-19 pandemic workplace restrictions, both voluntary and those imposed by governmental authorities, large portions of our and our subsidiaries’ employees are working from home, which may disrupt their productivity. Similar workplace restrictions are in place at many of our and our subsidiaries’ critical vendors, which may result in interruptions in service delivery or failure by vendors to properly perform required services. In addition, having shifted to remote working arrangements and being more dependent on internet and telecommunications access and capabilities, we and our subsidiaries also face a heightened risk of cybersecurity attacks or data security incidents. We and our subsidiaries also self-insure our health benefits and therefore may experience increased medical claims as a result of the pandemic.

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2020 -
April 30, 2020	N/A	N/A	N/A	N/A

May 1, 2020 -
May 31, 2020	200,000	$ 28.58	N/A	N/A

June 1, 2020 -
June 30, 2020	798,380	33.48	N/A	N/A

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 3, 2020	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)