Form 10-Q
period 2020-09-30
LOEWS CORP
filed 2020-11-02
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, there were 274,872,872 shares of the registrant’s common stock outstanding.

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $38,979 and $38,157, less allowance for credit loss of $47 and $0	$43,917	$42,240
Equity securities, cost of $1,391 and $1,244	1,368	1,306
Limited partnership investments	1,758	2,004
Other invested assets, primarily mortgage loans, less allowance for credit loss of $21 and $0	1,176	1,072
Short term investments	4,553	4,628
Total investments	52,772	51,250
Cash	886	336
Receivables	7,850	7,675
Property, plant and equipment	10,468	15,568
Goodwill	765	767
Deferred non-insurance warranty acquisition expenses	2,998	2,840
Deferred acquisition costs of insurance subsidiaries	697	662
Other assets	3,028	3,145
Total assets	$79,464	$82,243

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$22,534	$21,720
Future policy benefits	12,978	12,311
Unearned premiums	5,020	4,583
Total insurance reserves	40,532	38,614
Payable to brokers	466	108
Short term debt	35	77
Long term debt	10,373	11,456
Deferred income taxes	913	1,168
Deferred non-insurance warranty revenue	3,951	3,779
Other liabilities	4,574	5,111
Total liabilities	60,844	60,313

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 291,393,899 and 291,210,222 shares	3	3
Additional paid-in capital	3,379	3,374
Retained earnings	14,437	15,823
Accumulated other comprehensive income (loss)	238	(68)
	18,057	19,132
Less treasury stock, at cost (16,353,956 and 240,000 shares)	(685)	(13)
Total shareholders’ equity	17,372	19,119
Noncontrolling interests	1,248	2,811
Total equity	18,620	21,930
Total liabilities and equity	$79,464	$82,243

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions, except per share data)

Revenues:
Insurance premiums	$1,953	$1,890	$5,672	$5,517
Net investment income	540	525	1,347	1,733
Investment gains (losses) (Note 2)	46	8	(1,312)	41
Non-insurance warranty revenue	317	292	926	858
Operating revenues and other	609	960	2,241	2,906
Total	3,465	3,675	8,874	11,055

Expenses:
Insurance claims and policyholders’ benefits	1,616	1,614	4,683	4,323
Amortization of deferred acquisition costs	360	345	1,046	1,025
Non-insurance warranty expense	293	278	859	801
Operating expenses and other	876	1,234	3,894	3,614
Interest	137	144	404	449
Total	3,282	3,615	10,886	10,212
Income (loss) before income tax	183	60	(2,012)	843
Income tax (expense) benefit	(21)	(21)	284	(183)
Net income (loss)	162	39	(1,728)	660
Amounts attributable to noncontrolling interests	(23)	33	400	55
Net income (loss) attributable to Loews Corporation	$139	$72	$(1,328)	$715

Basic and diluted net income (loss) per share	$0.50	$0.24	$(4.70)	$2.34

Weighted average shares outstanding:
Shares of common stock	279.40	301.65	282.63	305.08
Dilutive potential shares of common stock	0.09	0.70		0.65
Total weighted average shares outstanding assuming dilution	279.49	302.35	282.63	305.73

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Net income (loss)	$162	$39	$(1,728)	$660

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses	6		(3)
Net unrealized gains on other investments	207	41	354	1,007
Total unrealized gains on investments	213	41	351	1,007
Unrealized gains (losses) on cash flow hedges	1	(4)	(18)	(16)
Pension and postretirement benefits	7	10	27	25
Foreign currency translation	38	(31)	(17)	(11)

Other comprehensive income	259	16	343	1,005

Comprehensive income (loss)	421	55	(1,385)	1,665

Amounts attributable to noncontrolling interests	(49)	31	363	(53)

Total comprehensive income (loss) attributable to Loews Corporation	$372	$86	$(1,022)	$1,612

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, July 1, 2019	$22,394	$3	$3,612	$16,374	$3	$(478)	$2,880
Net income	39			72			(33)
Other comprehensive income	16				14		2
Dividends paid ($0.0625 per share)	(29)			(19)			(10)
Purchases of Loews Corporation treasury stock	(169)					(169)
Purchases of subsidiary stock from noncontrolling interests	(2)						(2)
Stock-based compensation	9		8				1
Balance, September 30, 2019	$22,258	$3	$3,620	$16,427	$17	$(647)	$2,838

Balance, July 1, 2020	$18,413	$3	$3,371	$14,316	$5	$(491)	$1,209
Net income	162			139			23
Other comprehensive income	259				233		26
Dividends paid ($0.0625 per share)	(27)			(17)			(10)
Purchases of Loews Corporation treasury stock	(195)					(195)
Stock-based compensation	8		8
Other	-			(1)		1
Balance, September 30, 2020	$18,620	$3	$3,379	$14,437	$238	$(685)	$1,248

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2019	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	660			715			(55)
Other comprehensive income	1,005				897		108
Dividends paid ($0.1875 per share)	(145)			(57)			(88)
Purchases of Loews Corporation treasury stock	(642)					(642)
Purchases of subsidiary stock from noncontrolling interests	(18)						(18)
Stock-based compensation	17		(5)				22
Other	(5)		(2)	(4)			1
Balance, September 30, 2019	$22,258	$3	$3,620	$16,427	$17	$(647)	$2,838

Balance, December 31, 2019, as reported	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811
Cumulative effect adjustment from change in accounting standards (Note 1)	(5)			(5)
Balance, January 1, 2020, as adjusted	21,925	3	3,374	15,818	(68)	(13)	2,811
Net loss	(1,728)			(1,328)			(400)
Other comprehensive income	343				306		37
Dividends paid ($0.1875 per share)	(141)			(53)			(88)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchases of Loews Corporation treasury stock	(673)					(673)
Purchases of subsidiary stock from noncontrolling interests	(37)		5				(42)
Stock-based compensation	17		(1)				18
Other	1		1			1	(1)
Balance, September 30, 2020	$18,620	$3	$3,379	$14,437	$238	$(685)	$1,248

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2020	2019
(In millions)

Operating Activities:

Net income (loss)	$(1,728)	$660
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net	2,503	747
Changes in operating assets and liabilities, net:
Receivables	(273)	179
Deferred acquisition costs	(36)	(37)
Insurance reserves	1,479	337
Other assets	(411)	(386)
Other liabilities	238	315
Trading securities	(481)	(544)
Net cash flow provided by operating activities	1,291	1,271

Investing Activities:

Purchases of fixed maturities	(8,466)	(7,053)
Proceeds from sales of fixed maturities	5,023	4,872
Proceeds from maturities of fixed maturities	2,706	2,116
Purchases of limited partnership investments	(144)	(167)
Proceeds from sales of limited partnership investments	305	680
Purchases of property, plant and equipment	(584)	(743)
Acquisitions	-	(257)
Dispositions	47	137
Deconsolidation of Diamond Offshore	(483)	-
Change in short term investments	706	26
Other, net	(218)	(95)
Net cash flow used by investing activities	(1,108)	(484)

Financing Activities:

Dividends paid	(53)	(57)
Dividends paid to noncontrolling interests	(88)	(88)
Purchases of Loews Corporation treasury stock	(678)	(643)
Purchases of subsidiary stock from noncontrolling interests	(37)	(18)
Principal payments on debt	(1,157)	(1,796)
Issuance of debt	2,393	1,870
Other, net	(13)	(15)
Net cash flow provided (used) by financing activities	367	(747)

Effect of foreign exchange rate on cash	-	(3)

Net change in cash	550	37
Cash, beginning of period	336	405
Cash, end of period	$886	$442

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2020 and December 31, 2019 and results of operations, comprehensive income and changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Net income (loss) for the third quarter and first nine months of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended September 30, 2020 there were 0.4 million shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive. For the three months ended September 30, 2019 and the nine months ended September 30, 2020 and 2019 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

Recently issued ASUs – In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944):  Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to update annually cash flow assumptions, including morbidity and persistency, and update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”). This guidance is effective for interim and annual periods beginning after December 15, 2021, however the FASB has approved a one year deferral of the effective date. Early adoption is permitted. The Company may elect to apply the guidance using either a modified retrospective transition method or a full retrospective transition method. The guidance requires restatement of prior periods presented. The Company plans to use the modified retrospective transition method at adoption and is currently evaluating the effect the updated guidance will have on its consolidated financial statements, including increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of the business and related cash flows will be unchanged.

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

Index
Through the Filing Date, Diamond Offshore’s results were included in Loews Corporation’s consolidated financial statements and Loews Corporation recognized in its earnings its proportionate share of Diamond Offshore’s losses through such date. The deconsolidation resulted in the recognition of a loss of $1.2 billion ($957 million after tax) during the nine months ended September 30, 2020, which is reported within Investment gains (losses) on the Consolidated Condensed Statements of Operations. This loss represents the difference between the carrying value and the estimated fair value, which was immaterial, of Loews Corporation’s investment in equity securities of Diamond Offshore as of the Filing Date.

3. Investments

Net investment income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019
(In millions)

Fixed maturity securities	$432	$452	$1,300	$1,362
Limited partnership investments	71	16	26	140
Short term investments	2	13	11	42
Equity securities	18	16	24	62
Income from trading portfolio (a)	22	34		144
Other	14	13	44	39
Total investment income	559	544	1,405	1,789
Investment expenses	(19)	(19)	(58)	(56)
Net investment income	$540	$525	$1,347	$1,733

(a)
Net unrealized gains (losses) related to changes in fair value on securities still held were $11 and $17 for the three months ended September 30, 2020 and 2019 and $13 and $55 for the nine months ended September 30, 2020 and 2019.

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019
(In millions)

Fixed maturity securities	$26	$3	$(32)	$(6)
Equity securities	25	7	(45)	60
Derivative instruments	(2)	(2)	(7)	(13)
Short term investments and other	(3)		(17)
Deconsolidation of Diamond Offshore (see Note 2)			(1,211)
Investment gains (losses) (a)	$46	$8	$(1,312)	$41

(a)
Gross investment gains on available-for-sale securities were $44 and $34 for the three months ended September 30, 2020 and 2019 and $175 and $98 for the nine months ended September 30, 2020 and 2019. Gross investment losses on available-for-sale securities were $18 and $31 for the three months ended September 30, 2020 and 2019 and $207 and $104 for the nine months ended September 30, 2020 and 2019. During the three and nine months ended September 30, 2020, $25 of investment gains and $44 of investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2020. During the three and nine months ended September 30, 2019, $7 and $60 of investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2019.

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

Index
The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $390 million and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended September 30, 2020	Corporate and Other Bonds	Asset- backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2020	$39	$12	$51
Additions to the allowance for credit losses:
For securities for which credit losses were not previously recorded	4		4
For available-for-sale securities accounted for as PCD assets	1		1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	9		9

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(1)	1
Total allowance for credit losses	$34	$13	$47

Nine months ended September 30, 2020

Allowance for credit losses:
Balance as of December 31, 2019	$-	$-	$-
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6		6
For securities for which credit losses were not previously recorded	62	12	74
For available-for-sale securities accounted for as PCD assets	3		3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	15		15
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases or (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(21)	1	(20)
Total allowance for credit losses	$34	$13	$47

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$4	$12	$94	$24
Asset-backed	1	2	14	10
Impairment losses recognized in earnings	$5	$14	$108	$34

Index
The amortized cost and fair values of fixed maturity securities are as follows:

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses (a)	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$20,734	$3,047	$89	$34	$23,658
States, municipalities and political subdivisions	9,459	1,766	1		11,224
Asset-backed:
Residential mortgage-backed	3,796	153	1		3,948
Commercial mortgage-backed	2,048	85	70	13	2,050
Other asset-backed	2,097	76	19		2,154
Total asset-backed	7,941	314	90	13	8,152
U.S. Treasury and obligations of government-sponsored enterprises	347	4	1		350
Foreign government	481	29			510
Fixed maturities available-for-sale	38,962	5,160	181	47	43,894
Fixed maturities trading	17	6			23
Total fixed maturity securities	$38,979	$5,166	$181	$47	$43,917

December 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains) (a)

Fixed maturity securities:
Corporate and other bonds	$19,789	$2,292	$32	$22,049
States, municipalities and political subdivisions	9,093	1,559		10,652
Asset-backed:
Residential mortgage-backed	4,387	133	1	4,519	$(17)
Commercial mortgage-backed	2,265	86	5	2,346	1
Other asset-backed	1,925	41	4	1,962	(3)
Total asset-backed	8,577	260	10	8,827	(19)
U.S. Treasury and obligations of government-sponsored enterprises	146	1	2	145
Foreign government	491	14	1	504
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,106	4,126	45	42,187	(19)
Fixed maturities trading	51	2		53
Total fixed maturities	$38,157	$4,128	$45	$42,240	$(19)

(a)
On January 1, 2020, the Company adopted ASU 2016-13; see Note 1. The Unrealized OTTI Losses (Gains) column that tracked subsequent valuation changes on securities for which a credit loss had previously been recorded has been replaced with the Allowance for Credit Losses column. Prior period amounts were not adjusted for the adoption of this standard.

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”). As of September 30, 2020 and December 31, 2019, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2.3 billion and $2.0 billion (after tax and noncontrolling interests).

Index
The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,579	$86	$56	$3	$1,635	$89
States, municipalities and political subdivisions	154	1			154	1
Asset-backed:
Residential mortgage-backed	98	1	13		111	1
Commercial mortgage-backed	693	69	19	1	712	70
Other asset-backed	432	18	13	1	445	19
Total asset-backed	1,223	88	45	2	1,268	90
U.S. Treasury and obligations of government-sponsored enterprises	25	1			25	1
Foreign government	20				20
Total fixed maturity securities	$3,001	$176	$101	$5	$3,102	$181

December 31, 2019

Fixed maturity securities:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34				34
Asset-backed:
Residential mortgage-backed	249	1	30		279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2		64	2
Foreign government	59	1	1		60	1
Total fixed maturity securities	$2,148	$31	$272	$14	$2,420	$45

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2020 securities in a gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of September 30, 2020.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2020		December 31, 2019
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,372	$1,392	$1,334	$1,356
Due after one year through five years	11,955	12,625	9,746	10,186
Due after five years through ten years	13,026	14,359	14,892	15,931
Due after ten years	12,609	15,518	12,134	14,714
Total	$38,962	$43,894	$38,106	$42,187

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

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination:

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$75	$33	$19	$85	$33	$161	$406
LTV 55% to 65%		33	29	55	12		129
LTV greater than 65%		5				12	17
DSCR 1.2x - 1.6x
LTV less than 55%		31	10	13	16	79	149
LTV 55% to 65%	20	54	32	24			130
LTV greater than 65%	48	103					151
DSCR ≤1.2x
LTV less than 55%
LTV 55% to 65%		14	14				28
LTV greater than 65%		23		45	24	7	99
Total	$143	$296	$104	$222	$85	$259	$1,109

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

	September 30, 2020			December 31, 2019
	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$675		$(28)	$715		$(8)

Without hedge designation:

Equity Options – purchased				57	$1
– written				100		(1)
Interest rate swaps	80		(3)
Embedded derivative on funds withheld liability	193		(16)	182		(7)

Index
Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of September 30, 2020, commitments to purchase or fund were approximately $1.2 billion and to sell were approximately $55 million under the terms of these investments.

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

September 30, 2020	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$372	$23,452	$694	$24,518
States, municipalities and political subdivisions		11,179	45	11,224
Asset-backed		7,917	235	8,152
Fixed maturities available-for-sale	372	42,548	974	43,894
Fixed maturities trading		15	8	23
Total fixed maturities	$372	$42,563	$982	$43,917

Equity securities	$655	$674	$39	$1,368
Short term and other	4,379	56		4,435
Payable to brokers	(40)	(31)		(71)

Index
December 31, 2019	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$175	$22,065	$468	$22,708
States, municipalities and political subdivisions		10,652		10,652
Asset-backed		8,662	165	8,827
Fixed maturities available-for-sale	175	41,379	633	42,187
Fixed maturities trading		49	4	53
Total fixed maturities	$175	$41,428	$637	$42,240

Equity securities	$629	$658	$19	$1,306
Short term and other	3,138	1,383		4,521
Receivables		2		2
Payable to brokers	(18)	(10)		(28)

Index
The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2020	Balance, July 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$555		$5	$129		$(3)	$8		$694		$5
States, municipalities and political subdivisions	-			45					45
Asset-backed	222		9	20		(14)		$(2)	235		8
Fixed maturities available-for-sale	777	$-	14	194	$-	(17)	8	(2)	974	$-	13
Fixed maturities trading	4	4							8	4
Total fixed maturities	$781	$4	$14	$194	$-	$(17)	$8	$(2)	$982	$4	$13

Equity securities	$27			$12					$39

Index
		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2019	Balance, July 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$338		$14	$79		$(3)			$428		$14
Asset-backed	193		1	22		(4)		$(16)	196		2
Fixed maturities available-for-sale	531	$-	15	101	$-	(7)	$-	(16)	624	$-	16
Fixed maturities trading	4								4
Total fixed maturities	$535	$-	$15	$101	$-	$(7)	$-	$(16)	$628	$-	$16

Equity securities	$23								$23

Index
		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2020	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$468		$27	$200		$(9)	$8		$694		$29
States, municipalities and political subdivisions	-			45					45
Asset-backed	165		18	100	$(9)	(22)		$(17)	235		19
Fixed maturities available-for-sale	633	$-	45	345	(9)	(31)	8	(17)	974	$-	48
Fixed maturities trading	4	4							8	4
Total fixed maturities	$637	$4	$45	$345	$(9)	$(31)	$8	$(17)	$982	$4	$48

Equity securities	$19	$(7)		$12			$15		$39	$(7)

Index
		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and
2019	Balance, January 1	Included in Net Income (Loss)	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30	Liabilities Held at September 30	Liabilities Held at September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$222		$34	$211		$(7)		$(32)	$428		$29
Asset-backed	197		8	42		(12)	$45	(84)	196		9
Fixed maturities available-for-sale	419	$-	42	253	$-	(19)	45	(116)	624	$-	38
Fixed maturities trading	6	(2)							4	(2)
Total fixed maturities	$425	$(2)	$42	$253	$-	$(19)	$45	$(116)	$628	$(2)	$38

Equity securities	$19	$2		$2					$23	$2

Net investment gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

September 30, 2020	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$888	Discounted cash flow	Credit spread	1% – 10% (3%)

December 31, 2019

Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% – 6% (2%)

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

	Carrying	Estimated Fair Value
September 30, 2020	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,088			$1,159	$1,159

Liabilities:
Short term debt	32		$8	25	33
Long term debt	10,343		10,641	757	11,398

December 31, 2019

Assets:
Other invested assets, primarily mortgage loans	$994			$1,025	$1,025

Liabilities:
Short term debt	75		$9	66	75
Long term debt	11,443		10,884	626	11,510

5.  Property, Plant and Equipment

Asset Impairments

During the first quarter of 2020, the offshore drilling business climate experienced a significant adverse change, primarily as a result of the market impacts of the oil price war between Saudi Arabia and Russia and regulatory, market and commercial challenges arising as a result of the COVID-19 pandemic and efforts to mitigate the spread of the virus, both of which resulted in a dramatic decline in oil prices. During the first quarter of 2020, five drilling rigs that

Index
had indicators of impairment were evaluated. Based on the assumptions and analysis at that time, it was determined that the carrying values of four of these rigs were impaired. The fair values of these rigs were estimated using an income approach, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of each rig. These fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. An aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) was recorded for the nine months ended September 30, 2020 and is reported within Operating expenses and other on the Consolidated Condensed Statements of Operations.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $160 million and $32 million for the three months ended September 30, 2020 and 2019 and $536 million and $128 million for the nine months ended September 30, 2020 and 2019. Net catastrophe losses for the three months ended September 30, 2020 were driven by severe weather-related events, primarily Hurricanes Laura, Isaias and Sally and the Midwest derecho. Net catastrophe losses for the nine months ended September 30, 2020 included $273 million primarily related to severe weather-related events, $195 million related to the COVID-19 pandemic and $68 million related to civil unrest. Net catastrophe losses in 2019 primarily related to U.S. weather-related events.

Index
Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Nine Months Ended September 30	2020	2019
(In millions)

Reserves, beginning of year:
Gross	$21,720	$21,984
Ceded	3,835	4,019
Net reserves, beginning of year	17,885	17,965

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,425	3,968
Increase (decrease) in provision for insured events of prior years	(68)	(65)
Amortization of discount	143	143
Total net incurred (a)	4,500	4,046

Net payments attributable to:
Current year events	(556)	(599)
Prior year events	(3,285)	(3,547)
Total net payments	(3,841)	(4,146)

Foreign currency translation adjustment and other	39	29

Net reserves, end of period	18,583	17,894
Ceded reserves, end of period	3,951	3,702
Gross reserves, end of period	$22,534	$21,596

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

Favorable net prior year development of $15 million and unfavorable net prior year development of $16 million was recorded for commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended September 30, 2020 and 2019 and favorable net prior year development of $8 million and $29 million was recorded for the nine months ended September 30, 2020 and 2019.

The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in Property & Casualty Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Medical professional liability	$25	$29	$35	$59
Other professional liability and management liability		(18)	(6)	(37)
Surety	(40)	(43)	(70)	(83)
Commercial auto	9	(16)	33	(24)
General liability	15	43	65	36
Workers’ compensation	(23)	7	(97)	2
Property and other	(1)	14	32	18
Total pretax (favorable) unfavorable development	$(15)	$16	$(8)	$(29)

Index
Three Months

2020

Unfavorable development in medical professional liability was primarily due to higher than expected frequency of large losses in recent accident years and unfavorable development on a latent claim for an older accident year.

Favorable development in surety was due to lower than expected frequency and lack of systemic activity for accident years 2019 and prior.

Unfavorable development in general liability was primarily due to increased bodily injury severities in accident years 2012 through 2016 and higher than expected frequency and severity in CNA’s umbrella business in accident years 2015 through 2019.

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

Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort exposures related to accident years 2009 and prior, 2015 and 2016.

Unfavorable development in other was primarily due to higher than expected severity in aging services related to auto liability coverages.

Nine Months

2020

Unfavorable development in medical professional liability was primarily due to higher than expected frequency of large losses in recent accident years, unfavorable development on a latent claim for an older accident year and unfavorable outcomes on specific claims in accident years 2015 and 2016 in CNA’s aging services business.

Favorable development in surety was due to lower than expected frequency and lack of systemic activity for accident years 2019 and prior.

Unfavorable development in commercial auto was due to unfavorable claim severity in CNA’s middle market and construction business in accident years 2017 through 2019.

Unfavorable development in general liability was driven by higher than expected emergence in mass tort exposures, primarily due to New York reviver statute-related claims from accident years prior to 2010, increased bodily injury severities in accident years 2012 through 2016 and higher than expected frequency and severity in CNA’s umbrella business in accident years 2015 through 2019.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in property and other was primarily due to higher than expected large loss activity in accident year 2019 in CNA’s middle market, national accounts and marine business units.

Index
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

Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort exposures as well as higher than expected large loss experience in CNA’s excess and umbrella business in accident year 2017.

Unfavorable development in other was primarily due to higher than expected severity in aging services related to auto liability coverages and higher than expected claims in Hardy on 2018 accident year catastrophes in property partially offset by favorable development in casualty, driven by lower than expected large losses and claim severity in accident years 2014 and prior in Hardy and Europe.

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $9 million and $7 million for the three months ended September 30, 2020 and 2019 and $43 million for the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, the cumulative amounts ceded under the LPT were $3.2 billion. The unrecognized deferred retroactive reinsurance benefit was $349 million and $392 million as of September 30, 2020 and December 31, 2019 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

Index
NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $3.5 billion and $3.7 billion as of September 30, 2020 and December 31, 2019. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of  the Company’s A&EP claims.

Life & Group Policyholder Reserves

CNA’s Life & Group business includes its run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and CNA has the ability to increase policy premiums, subject to state regulatory approval.

CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for its long term care business. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, CNA’s actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for structured settlement obligations, CNA’s actuaries monitor mortality experience on an annual basis. CNA’s recorded claim and claim adjustment expense reserves reflect management’s best estimate after incorporating the results of the most recent studies.

CNA’s most recent annual claim experience studies were completed in the third quarter of 2020 and resulted in a $46 million pretax increase in claim and claim adjustment expense reserve estimates for structured settlement obligations primarily due to lower discount rate assumptions and mortality assumption changes and a $37 million pretax reduction in claim and claim adjustment expense reserves for long term care policies primarily due to lower claim severity than anticipated in the reserve estimates. CNA’s 2019 annual claim experience studies were completed in the third quarter of 2019 and resulted in a $56 million pretax reduction in claim and claim adjustment expense reserves for long term care policies primarily due to lower claim severity than anticipated in the reserve estimates.

Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies for policyholders that are not currently receiving benefits, which represent the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rates and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rates are influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, CNA’s long term care future policy benefit reserves may be subject to material increases if actual experience develops adversely to CNA’s expectations.

Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in the Company’s results of operations in the period in which the need for such adjustment is determined. If the GPV required reserves are less than the existing recorded reserves, assumptions remain locked in and no adjustment is required. Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions. The most recent third party assessment, performed in 2019, validated the assumption setting process and confirmed the best estimate assumptions appropriately reflected the experience data at that time.

Index
The GPV for the long term care future policy benefit reserves performed in the third quarter of 2020 and 2019 indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $74 million and a $216 million pretax increase in policyholders’ benefits reflected in the Company’s results of operations for the three and nine months ended September 30, 2020 and 2019.

7. Debt

In May of 2020, Loews Corporation completed a public offering of $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030. The proceeds of this offering are available for general corporate purposes.
In August of 2020, CNA completed a public offering of $500 million aggregate principal amount of its 2.1% senior notes due August 15, 2030 and used the net proceeds to redeem the entire $400 million outstanding aggregate principal balance of its 5.8% senior notes due August 15, 2021 and for general corporate purposes.

In August of 2020, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 3.4% senior notes due February 15, 2031. Boardwalk Pipelines intends to use the proceeds to retire the outstanding $440 million aggregate principal amount of its 4.5% senior notes due 2021 in November of 2020, to fund growth capital expenditures and for general corporate purposes. Initially, the proceeds were used to reduce outstanding borrowings under its revolving credit facility. As of September 30, 2020, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility and had available the full borrowing capacity of $1.5 billion. As of October 30, 2020, Boardwalk Pipelines had $80 million of outstanding borrowings under its revolving credit facility and had $1.4 billion of available borrowing capacity.

Index

8. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and nine months ended September 30, 2019 and 2020:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2019	$18	$917	$(7)	$(780)	$(145)	$3
Other comprehensive income (loss) before reclassifications, after tax of $0, $(11), $1, $0 and $0		44	(4)		(31)	9
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $0, $0, $0, $(2) and $0		(3)		10		7
Other comprehensive income (loss)	-	41	(4)	10	(31)	16
Amounts attributable to noncontrolling interests		(5)			3	(2)
Balance, September 30, 2019	$18	$953	$(11)	$(770)	$(173)	$17

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, July 1, 2020	$(8)	$1,050	$(25)	$(837)	$(175)	$5
Other comprehensive income (loss) before reclassifications, after tax of $0, $(63), $0, $0 and $0	2	231	(2)	(2)	38	267
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $(1), $7, $0, $(3) and $0	4	(24)	3	9		(8)
Other comprehensive income	6	207	1	7	38	259
Amounts attributable to noncontrolling interests	(1)	(22)			(3)	(26)
Balance, September 30, 2020	$(3)	$1,235	$(24)	$(830)	$(140)	$238

Index
	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2019	$14	$57	$5	$(793)	$(163)	$(880)
Other comprehensive income (loss) before reclassifications, after tax of $(2), $(265), $5, $0 and $0	3	999	(16)	(1)	(11)	974
Reclassification of losses from accumulated other comprehensive income, after tax of $0, $(1), $0, $(7) and $0	1	4		26		31
Other comprehensive income (loss)	4	1,003	(16)	25	(11)	1,005
Amounts attributable to noncontrolling interests		(107)		(2)	1	(108)
Balance, September 30, 2019	$18	$953	$(11)	$(770)	$(173)	$17

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2020 (a)	$-	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $13, $(97), $8, $0 and $0	(48)	374	(22)	(3)	(17)	284
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $(12), $5, $(1), $(8) and $0	45	(20)	4	30		59
Other comprehensive income (loss)	(3)	354	(18)	27	(17)	343
Amounts attributable to noncontrolling interests		(37)		(2)	2	(37)
Balance, September 30, 2020	$(3)	$1,235	$(24)	$(830)	$(140)	$238

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

Index
Treasury Stock

Loews Corporation repurchased 16.1 million and 13.2 million shares of its common stock at an aggregate cost of $673 million and $642 million during the nine months ended September 30, 2020 and 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019
(In millions)

Non-insurance warranty – CNA Financial	$317	$292	$926	$858

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	280	287	898	947
Lodging and related services – Loews Hotels & Co	36	147	194	512
Rigid plastic packaging and recycled resin – Corporate	253	252	753	689
Contract drilling – Diamond Offshore (a)		254	300	704
Total revenues from contracts with customers	569	940	2,145	2,852
Other revenues	40	20	96	54
Operating revenues and other	$609	$960	$2,241	$2,906

(a)	Revenues presented for Diamond Offshore reflect the periods prior to the deconsolidation. See Notes 2 and 14 for further discussion.

Receivables from contracts with customers – As of September 30, 2020 and December 31, 2019, receivables from contracts with customers were approximately $223 million and $458 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of September 30, 2020 and December 31, 2019, deferred revenue resulting from contracts with customers was approximately $4.0 billion and $3.9 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $839 million and $778 million of revenues recognized during the nine months ended September 30, 2020 and 2019 were included in deferred revenue as of December 31, 2019 and 2018.

Performance obligations – As of September 30, 2020, approximately $13.0 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to transportation and storage of natural gas and natural gas liquids and hydrocarbons (“NGLs”) services and non-insurance warranty revenue. Approximately $0.6 billion will be recognized during the remaining three months of 2020, $2.2 billion in 2021 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.
10.  Expected Credit Losses – Reinsurance and Insurance Receivables

As of September 30, 2020, an allowance for doubtful accounts of $24 million for reinsurance receivables has been established which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, reinsurance receivables are separated into two pools; voluntary reinsurance receivables and involuntary reinsurance exposures to mandatory pools. An allowance for involuntary pools has not been recorded as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on historical loss experience and assessment of the reinsurance counterparty risk profile, which generally corresponds with a B rating. Changes in the allowance are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Operations.

Index

The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of September 30, 2020
(In millions)

A- to A++	$2,729
B- to B++	874
Insolvent	4
Total voluntary reinsurance outstanding balance (a)	$3,607

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

As of September 30, 2020, an allowance for doubtful accounts of $32 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for premium receivables. This methodology uses historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. The expected credit loss for loss sensitive business in good standing is calculated on a pool basis, using historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Operating expenses and other on the Consolidated Condensed Statements of Operations.

11. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the plans:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Service cost		$2	$2	$5
Interest cost	$24	29	70	88
Expected return on plan assets	(43)	(39)	(130)	(119)
Amortization of unrecognized net loss	12	10	35	33
Amortization of unrecognized prior service cost			1
Settlement charge	1	1	8	3
Curtailment gain		(1)		(1)
Net periodic (benefit) cost	$(6)	$2	$(14)	$9

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Interest cost	-	$1	$1	$2
Expected return on plan assets			(2)	(2)
Amortization of unrecognized net gain		(1)		(1)
Net periodic benefit	$-	$-	$(1)	$(1)

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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July of 2019. In October of 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. In October of 2020, after completion of fact discovery, Plaintiffs filed an amended complaint. In light of the amended complaint, Defendants have moved to vacate the trial date scheduled in January of 2021 and have also filed a motion to dismiss Plaintiffs’ new claims.

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any such litigation, management does not believe that the outcome of any such pending litigation will materially affect the Company’s results of operations or equity.

13. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2020, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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

Index
Total assets by segment are presented in the following tables.

September 30, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore (a)	Total
(In millions)

Total assets	$62,728	$9,666	$1,685	$5,385	$-	$79,464

December 31, 2019

Total assets	$60,583	$9,248	$1,728	$4,850	$5,834	$82,243

Statements of Operations by segment are presented in the following tables.

Three Months Ended September 30, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,953				$1,953
Net investment income	517			$23	540
Investment gains	46				46
Non-insurance warranty revenue	317				317
Operating revenues and other	7	$289	$60	253	609
Total	2,840	289	60	276	3,465

Expenses:

Insurance claims and policyholders’ benefits	1,616				1,616
Amortization of deferred acquisition costs	360				360
Non-insurance warranty expense	293				293
Operating expenses and other	268	219	114	275	876
Interest	52	44	8	33	137
Total	2,589	263	122	308	3,282
Income (loss) before income tax	251	26	(62)	(32)	183
Income tax (expense) benefit	(36)	(6)	15	6	(21)
Net income (loss)	215	20	(47)	(26)	162
Amounts attributable to noncontrolling interests	(23)				(23)
Net income (loss) attributable to Loews Corporation	$192	$20	$(47)	$(26)	$139

Index
Three Months Ended September 30, 2019	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$1,890					$1,890
Net investment income	487			$36	$2	525
Investment gains	8					8
Non-insurance warranty revenue	292					292
Operating revenues and other	9	$296	$156	250	249	960
Total	2,686	296	156	286	251	3,675

Expenses:

Insurance claims and policyholders’ benefits	1,614					1,614
Amortization of deferred acquisition costs	345					345
Non-insurance warranty expense	278					278
Operating expenses and other	291	212	145	264	322	1,234
Interest	31	45	6	31	31	144
Total	2,559	257	151	295	353	3,615
Income (loss) before income tax	127	39	5	(9)	(102)	60
Income tax (expense) benefit	(20)	(10)	(2)	1	10	(21)
Net income (loss)	107	29	3	(8)	(92)	39
Amounts attributable to noncontrolling interests	(11)				44	33
Net income (loss) attributable to Loews Corporation	$96	$29	$3	$(8)	$(48)	$72

Index
Nine Months Ended September 30, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$5,672					$5,672
Net investment income (loss)	1,380			$(33)		1,347
Investment losses	(101)			(1,211)		(1,312)
Non-insurance warranty revenue	926					926
Operating revenues and other	20	$926	$236	754	$305	2,241
Total	7,897	926	236	(490)	305	8,874

Expenses:

Insurance claims and policyholders’ benefits	4,683					4,683
Amortization of deferred acquisition costs	1,046					1,046
Non-insurance warranty expense	859					859
Operating expenses and other	851	633	404	810	1,196	3,894
Interest	114	127	24	96	43	404
Total	7,553	760	428	906	1,239	10,886
Income (loss) before income tax	344	166	(192)	(1,396)	(934)	(2,012)
Income tax (expense) benefit	(40)	(43)	48	293	26	284
Net income (loss)	304	123	(144)	(1,103)	(908)	(1,728)
Amounts attributable to noncontrolling interests	(32)				432	400
Net income (loss) attributable to Loews Corporation	$272	$123	$(144)	$(1,103)	$(476)	$(1,328)

Index
Nine Months Ended September 30, 2019	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$5,517					$5,517
Net investment income	1,573		$1	$153	$6	1,733
Investment gains	41					41
Non-insurance warranty revenue	858					858
Operating revenues and other	22	$969	521	689	705	2,906
Total	8,011	969	522	842	711	11,055

Expenses:

Insurance claims and policyholders’ benefits	4,323					4,323
Amortization of deferred acquisition costs	1,025					1,025
Non-insurance warranty expense	801					801
Operating expenses and other	854	616	464	740	940	3,614
Interest	120	136	16	85	92	449
Total	7,123	752	480	825	1,032	10,212
Income (loss) before income tax	888	217	42	17	(321)	843
Income tax (expense) benefit	(161)	(56)	(14)	(4)	52	(183)
Net income (loss)	727	161	28	13	(269)	660
Amounts attributable to noncontrolling interests	(77)				132	55
Net income (loss) attributable to Loews Corporation	$650	$161	$28	$13	$(137)	$715

(a)	Amounts presented for Diamond Offshore reflect the periods prior to the deconsolidation.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, Risk Factors included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2019. This MD&A is comprised of the following sections:

Page No.

Overview	39
Results of Operations	40
Consolidated Financial Results	40
CNA Financial	41
Boardwalk Pipelines	51
Loews Hotels & Co	53
Corporate	54
Diamond Offshore	55
Liquidity and Capital Resources	56
Parent Company	56
Subsidiaries	56
Investments	57
Critical Accounting Estimates	61
Accounting Standards Update	61
Forward-Looking Statements	61

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

Index
RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions, except per share data)

CNA Financial	$192	$96	$272	$650
Boardwalk Pipelines	20	29	123	161
Loews Hotels & Co	(47)	3	(144)	28
Corporate	(26)	(8)	(1,103)	13
Diamond Offshore (a)		(48)	(476)	(137)
Net income (loss) attributable to Loews Corporation	$139	$72	$(1,328)	$715

Basic and diluted net income (loss) per share	$0.50	$0.24	$(4.70)	$2.34

(a)	Amounts presented for Diamond Offshore reflect the periods prior to deconsolidation. See Notes 2 and 14 of the Notes to the Consolidated Condensed Financial Statements included under Item 1.

Net income attributable to Loews Corporation for the three months ended September 30, 2020 was $139 million, or $0.50 per share, compared to net income of $72 million, or $0.24 per share in the comparable 2019 period. Net loss attributable to Loews Corporation for the nine months ended September 30, 2020 was $1.33 billion, or $4.70 per share, compared to net income of $715 million, or $2.34 per share, in the comparable 2019 period.

The increase in net income for the three months ended September 30, 2020 as compared to the 2019 period was driven by CNA. Property and casualty underwriting income before catastrophe losses and prior year development rose, as CNA posted an underlying combined ratio of 92.6%, down from 94.6% in the prior year period. CNA also benefited from higher net investment income, more net investment gains, and reduced net reserve charges in its Life & Group business. Offsetting these improvements were increased net catastrophe losses primarily from severe weather-related events.

Additionally, Loews Hotels & Co reported a net loss for the three months ended September 30, 2020 due to the revenue impact of the COVID-19 pandemic, and Boardwalk Pipelines’ net income also declined compared to the prior year period. The three months ended September 30, 2019 included a net loss from Diamond Offshore.

The net loss for the nine months ended September 30, 2020 was driven by six main factors: (i) an investment loss caused by the write down of the carrying value of our interest in Diamond Offshore as a result of its bankruptcy filing on April 26, 2020; (ii) drilling rig impairment charges at Diamond Offshore; (iii) operating losses at Loews Hotels; (iv) a reduction in CNA’s and the parent company’s net investment income; (v) net investment losses at CNA as compared to net investment gains in 2019; and (vi) lower property and casualty underwriting income at CNA caused mainly by higher catastrophe losses.

The economic disruption caused by the COVID-19 pandemic and measures to mitigate the spread of the virus have significantly affected Loews’s results in 2020. The full impact of COVID-19 on Loews will depend on the duration of mandated and voluntary containment efforts, related economic policies, and other societal responses to the pandemic.

Index
CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2020 and 2019 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Revenues:
Insurance premiums	$1,953	$1,890	$5,672	$5,517
Net investment income	517	487	1,380	1,573
Investment gains (losses)	46	8	(101)	41
Non-insurance warranty revenue	317	292	926	858
Other revenues	7	9	20	22
Total	2,840	2,686	7,897	8,011
Expenses:
Insurance claims and policyholders’ benefits	1,616	1,614	4,683	4,323
Amortization of deferred acquisition costs	360	345	1,046	1,025
Non-insurance warranty expense	293	278	859	801
Other operating expenses	268	291	851	854
Interest	52	31	114	120
Total	2,589	2,559	7,553	7,123
Income before income tax	251	127	344	888
Income tax expense	(36)	(20)	(40)	(161)
Net income	215	107	304	727
Amounts attributable to noncontrolling interests	(23)	(11)	(32)	(77)
Net income attributable to Loews Corporation	$192	$96	$272	$650

Three Months Ended September 30, 2020 Compared to 2019

Net income attributable to Loews Corporation increased $96 million for the three months ended September 30, 2020 as compared with the 2019 period. The increase was primarily due to improved non-catastrophe current accident year underwriting results, higher net investment income driven by limited partnership returns, higher investment gains and favorable net prior year loss reserve development in the current year period. Investment gains were driven by the favorable change in fair value of non-redeemable preferred stock and higher gains on sales of fixed maturity securities. Results for the three months ended September 30, 2020 also included a $74 million charge ($52 million after tax and noncontrolling interests) related to recognition of a premium deficiency as a result of the third quarter 2020 gross premium valuation (“GPV”) in the long term care business as compared to a $216 million charge ($151  million after tax and noncontrolling interests) related to recognition of a premium deficiency as a result of the third quarter 2019 GPV. These increases to net income were partially offset by net catastrophe losses of $160 million ($112 million after tax and noncontrolling interests) for the three months ended September 30, 2020 as compared to $32 million ($22 million after tax and noncontrolling interests) in the 2019 period. Net catastrophe losses for the three months ended September 30, 2020 were driven by severe weather-related events, primarily Hurricanes Laura, Isaias and Sally and the Midwest derecho. In addition, there was a $14 million charge (after tax and noncontrolling interests) related to the early retirement of debt for the three months ended September 30, 2020.

Nine Months Ended September 30, 2020 Compared to 2019

Net income attributable to Loews Corporation decreased $378 million for the nine months ended September 30, 2020 as compared with the 2019 period. The decrease was primarily due to net catastrophe losses of $536 million ($377 million after tax and noncontrolling interests) for the nine months ended September 30, 2020 as compared to $128 million ($90 million after tax and noncontrolling interests) in the prior year period, lower net investment income and investment losses in the first nine months of 2020 as compared with investment gains in the prior year period. Net catastrophe losses in the first nine months of 2020 include $273 million primarily related to severe weather-related events, $195 million related to COVID-19 and $68 million related to civil unrest. The decrease in net investment income was driven by lower limited partnership and common stock returns and lower yields on the fixed income portfolio. Investment losses were driven by higher impairment losses and the unfavorable change in fair value of non-

Index
redeemable preferred stock, partially offset by higher gains on sales of fixed maturity securities. These decreases were partially offset by a $74 million charge ($52 million after tax and noncontrolling interests) in the third quarter 2020 as compared to a $216 million charge ($151 million after tax and noncontrolling interests) in the third quarter 2019 related to recognition of a premium deficiency as a result of the GPV review.

Recent Developments

CNA’s underwriting results for the first nine months of 2020 were negatively impacted by COVID-19 and the related depressed economic conditions. In many geographic locations, the virus continues to spread. Accordingly, it remains the case that months past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 are not yet known and may not emerge for some time. Until the virus is brought under control, the timing of any economic recovery remains uncertain. As a result, the impact to CNA’s results in the first three quarters of 2020 may not be indicative of its impacts for the remainder of 2020 or thereafter. See the Liquidity and Capital Resources and Investments sections of this MD&A and Risk Factors included under Part II, Item 1A of this Report for further discussion of the risks associated with COVID-19 and measures to mitigate the spread of the virus.

CNA experienced year-over-year growth in gross and net written premiums, excluding third party captives driven by rate increases across its property and casualty insurance lines of business. However, depressed economic conditions generally have had an unfavorable impact on premium exposures, resulting in a decrease in CNA’s estimated audit premiums during the second quarter of 2020 and causing an unfavorable impact on its net earned premiums. Additionally, in the second quarter of 2020, CNA renewed multiple property and casualty reinsurance treaties at higher costs as well as purchased additional coverage, which had an unfavorable impact on net written premiums and will have an unfavorable impact on CNA’s net earned premiums in future quarters. Lower net earned premiums have had and may continue to have an unfavorable impact on CNA’s expense ratio. CNA’s expense ratio has also been unfavorably impacted by increases in its allowance for doubtful accounts for insurance receivables, more than offset by lower travel-related expenses. If general economic conditions do not improve in the remainder of 2020 or thereafter, CNA’s net written premiums, net earned premiums and expense ratio may continue to be unfavorably impacted as a result.

While CNA’s losses incurred during the first nine months of 2020 related to COVID-19 represent CNA’s best estimate of ultimate insurance losses resulting from events occurring in the first nine months of 2020 due to the pandemic and the consequent economic crisis, given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur for the remainder of the year and thereafter. The scope, duration and magnitude of the direct and indirect effects could continue to evolve through the remainder of 2020, and possibly thereafter, and could materially impact CNA’s ultimate loss estimate, including in lines of business where losses have already been incurred as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus as well as new or extended shelter in place restrictions and business closures, could cause CNA to experience additional COVID-19 related catastrophe losses in future quarters.

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

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes net catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior period are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, represents gross written premiums excluding business which is ceded to third party captives, including business related to large warranty programs.

Index
The following tables summarize the results of CNA’s Property & Casualty Operations for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,855	$915	$238	$3,008
Gross written premiums excluding third
party captives	861	915	238	2,014
Net written premiums	795	804	222	1,821
Net earned premiums	734	857	236	1,827
Net investment income	126	165	15	306
Core income	168	52	27	247

Other performance metrics:
Loss ratio excluding catastrophes
and development	60.0%	61.0%	60.1%	60.5%
Effect of catastrophe impacts	1.0	17.0	3.0	8.7
Effect of development-related items	(2.0)	0.6	0.1	(0.4)
Loss ratio	59.0%	78.6%	63.2%	68.8%
Expense ratio	30.5	32.3	34.9	31.8
Dividend ratio		0.6		0.3
Combined ratio	89.5%	111.5%	98.1%	100.9%
Combined ratio excluding catastrophes and development	90.5%	93.9%	95.0%	92.6%

Rate	13%	11%	16%	12%
Renewal premium change	12	8	14	10
Retention	86	81	70	82
New business	$104	$168	$58	$330

Three Months Ended September 30, 2019	Specialty	Commercial	International	Total

Gross written premiums	$1,766	$860	$226	$2,852
Gross written premiums excluding third
party captives	778	852	226	1,856
Net written premiums	732	775	201	1,708
Net earned premiums	712	813	236	1,761
Net investment income	121	136	17	274
Core income (loss)	153	97	(9)	241

Other performance metrics:
Loss ratio excluding catastrophes
and development	60.1%	61.5%	67.3%	61.7%
Effect of catastrophe impacts	0.5	3.0	1.7	1.8
Effect of development-related items	(2.8)	4.8	0.4	1.2
Loss ratio	57.8%	69.3%	69.4%	64.7%
Expense ratio	31.8	31.7	38.0	32.5
Dividend ratio	0.2	0.6		0.4
Combined ratio	89.8%	101.6%	107.4%	97.6%
Combined ratio excluding catastrophes and development	92.1%	93.8%	105.3%	94.6%

Rate	6%	4%	10%	6%
Renewal premium change	9	5	6	7
Retention	87	86	74	84
New business	$91	$173	$52	$316

Index

Nine Months Ended September 30, 2020	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$5,331	$3,103	$822	$9,256
Gross written premiums excluding third party captives	2,413	3,018	822	6,253
Net written premiums	2,231	2,703	680	5,614
Net earned premiums	2,124	2,470	699	5,293
Net investment income	315	389	44	748
Core income	354	96	15	465

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.8%	60.4%	60.1%	60.1%
Effect of catastrophe impacts	5.7	14.3	8.9	10.1
Effect of development-related items	(2.1)	2.1	(0.4)	0.1
Loss ratio	63.4%	76.8%	68.6%	70.3%
Expense ratio	31.5	33.2	35.6	32.9
Dividend ratio	0.1	0.6		0.3
Combined ratio	95.0%	110.6%	104.2%	103.5%
Combined ratio excluding catastrophes and development	91.4%	94.2%	95.7%	93.3%

Rate	11%	9%	12%	11%
Renewal premium change	11	8	11	9
Retention	85	84	71	82
New business	$275	$564	$187	$1,026

Nine Months Ended September 30, 2019

Gross written premiums	$5,191	$2,825	$837	$8,853
Gross written premiums excluding third
party captives	2,263	2,742	837	5,842
Net written premiums	2,143	2,536	709	5,388
Net earned premiums	2,061	2,339	729	5,129
Net investment income	410	480	47	937
Core income	483	356	14	853

Other performance metrics:
Loss ratio excluding catastrophes
and development	60.2%	61.8%	61.4%	61.1%
Effect of catastrophe impacts	0.8	4.3	1.4	2.5
Effect of development-related items	(2.9)	1.5	1.9	(0.2)
Loss ratio	58.1%	67.6%	64.7%	63.4%
Expense ratio	32.6	32.7	37.5	33.3
Dividend ratio	0.2	0.6		0.4
Combined ratio	90.9%	100.9%	102.2%	97.1%
Combined ratio excluding catastrophes and development	93.0%	95.1%	98.9%	94.8%

Rate	4%	3%	7%	4%
Renewal premium change	7	5	5	6
Retention	88	86	70	84
New business	$274	$522	$207	$1,003

Three Months Ended September 30, 2020 Compared to 2019

Total gross written premiums increased $156 million for the three months ended September 30, 2020 as compared with the 2019 period. Total net written premiums increased $113 million for the three months ended September 30, 2020 as compared with the 2019 period.

Index
Gross written premiums, excluding third party captives, for Specialty increased $83 million for the three months ended September 30, 2020 as compared with the 2019 period driven by strong rate and higher new business. Net written premiums for Specialty increased $63 million for the three months ended September 30, 2020 as compared with the 2019 period. The increase in net earned premiums for the three months ended September 30, 2020 was consistent with the trend in net written premiums in recent quarters for Specialty.

Gross written premiums for Commercial increased $55 million for the three months ended September 30, 2020 as compared with the 2019 period driven by strong rate. Net written premiums for Commercial increased $29 million for the three months ended September 30, 2020 as compared with the 2019 period. The increase in net earned premiums for the three months ended September 30, 2020 was consistent with the trend in net written premiums in recent quarters for Commercial.

Gross written premiums for International increased $12 million for the three months ended September 30, 2020 as compared with the 2019 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $9 million driven by growth in Europe and Canada, partially offset by the continued impact of the strategic exit from certain Lloyd’s business classes. Net written premiums increased $21 million for the three months ended September 30, 2020 as compared with the 2019 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $18 million for the three months ended September 30, 2020 as compared with the 2019 period. Net earned premiums for the three months ended September 30, 2020 were consistent with the same period in 2019 for International.

Core income increased $6 million for the three months ended September 30, 2020 as compared with the 2019 period primarily due to improved non-catastrophe current accident year underwriting results, higher net investment income driven by limited partnership returns and favorable net prior year loss reserve development for the three months ended September 30, 2020 as compared with unfavorable net prior year loss reserve development in the 2019 period, largely offset by higher net catastrophe losses.

Net catastrophe losses were $160 million for the three months ended September 30, 2020 as compared with $32 million in the 2019 period and primarily related to severe weather-related events. For the three months ended September 30, 2020 and 2019, Specialty had net catastrophe losses of $7 million and $3 million, Commercial had net catastrophe losses of $146 million and $25 million and International had net catastrophe losses of $7 million and $4 million.

Favorable net prior year loss reserve development of $15 million was recorded for the three months ended September 30, 2020 as compared with unfavorable net prior year loss reserve development of $16 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, Specialty recorded favorable net prior year loss reserve development of $16 million and $20 million and Commercial recorded unfavorable net prior year loss reserve development of $1 million and $35 million. Further information on net prior year loss reserve development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 0.3 points for the three months ended September 30, 2020 as compared with the 2019 period primarily due to a 1.3 point improvement in the expense ratio, largely offset by a 1.2 point increase in the loss ratio. The expense ratio improvement was driven by lower underwriting expenses and higher net earned premiums. The increase in the loss ratio was driven by lower favorable net prior year loss reserve development and higher net catastrophe losses.

Commercial’s combined ratio increased 9.9 points for the three months ended September 30, 2020 as compared with the 2019 period due to a 9.3 point increase in the loss ratio and a 0.6 point increase in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses, which were 17.0 points of the loss ratio for the three months ended September 30, 2020, as compared with 3.0 points of the loss ratio in the 2019 period, partially offset by lower unfavorable net prior year loss reserve development in the current year period. The increase in the expense ratio was driven by higher acquisition expenses partially offset by higher net earned premiums.

International’s combined ratio improved 9.3 points for the three months ended September 30, 2020 as compared with the 2019 period due to a 6.2 point improvement in the loss ratio and a 3.1 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to improved non-catastrophe current accident year underwriting results driven by lower large losses, partially offset by higher net catastrophe losses. The improvement in the expense ratio was driven by lower acquisition and underwriting expenses.

Index
Nine Months Ended September 30, 2020 Compared to 2019

Total gross written premiums increased $403 million for the nine months ended September 30, 2020 as compared with the 2019 period. Total net written premiums increased $226 million for the nine months ended September 30, 2020 as compared with the 2019 period.

Gross written premiums, excluding third party captives, for Specialty increased $150 million for the nine months ended September 30, 2020 as compared with the 2019 period driven by strong rate. Net written premiums for Specialty increased $88 million for the nine months ended September 30, 2020 as compared with the 2019 period. The increase in net earned premiums for the nine months ended September 30, 2020 was consistent with the trend in net written premiums in recent quarters for Specialty.

Gross written premiums for Commercial increased $278 million for the nine months ended September 30, 2020 as compared with the 2019 period driven by strong rate and higher new business. Net written premiums for Commercial increased $167 million for the nine months ended September 30, 2020 as compared with the 2019 period. The increase in net earned premiums for the nine months ended September 30, 2020 was consistent with the trend in net written premiums in recent quarters partially offset by a reduction in the estimated audit premiums as a result of the economic slowdown arising from COVID-19 for Commercial.

Gross written premiums for International decreased $15 million for the nine months ended September 30, 2020 as compared with the 2019 period. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $10 million driven by the continued impact of the strategic exit from certain Lloyd’s business classes, partially offset by growth in Canada and Europe. Net written premiums decreased $29 million for the nine months ended September 30, 2020 as compared with the 2019 period. Excluding the effect of foreign currency exchange rates, net written premiums decreased $24 million for the nine months ended September 30, 2020 as compared with the 2019 period. The decrease in net earned premiums for the nine months ended September 30, 2020 was consistent with the trend in net written premiums in recent quarters for International.

Core income decreased $388 million for the nine months ended September 30, 2020 as compared with the 2019 period primarily due to higher net catastrophe losses and lower net investment income driven by limited partnership and common stock returns.

Net catastrophe losses were $536 million for the nine months ended September 30, 2020 as compared with $128 million in the 2019 period. Net catastrophe losses for the nine months ended September 30, 2020 include $273 million primarily related to severe weather-related events, $195 million related to COVID-19 and $68 million related to civil unrest. Specialty net catastrophe losses of $120 million for the nine months ended September 30, 2020 included $109 million related to the COVID-19 pandemic and $11 million primarily related to severe weather-related events. Specialty net catastrophe losses were $16 million for the nine months ended September 30, 2019. Commercial net catastrophe losses of $354 million for the nine months ended September 30, 2020 included $240 million primarily related to severe weather-related events, $66 million related to civil unrest and $48 million related to the COVID-19 pandemic. Commercial net catastrophe losses were $102 million for the nine months ended September 30, 2019. International net catastrophe losses of $62 million for the nine months ended September 30, 2020 included $38 million related to the COVID-19 pandemic and $24 million primarily related to severe weather-related events. International net catastrophe losses were $10 million for the nine months ended September 30, 2019.

The COVID-19 catastrophe losses, which were recognized in the first half of 2020, followed a detailed review and analysis of existing and potential exposures in light of current information, and represent CNA’s best estimate of its ultimate insurance losses and loss adjustment expenses, including defense costs resulting from the pandemic and the consequent economic crisis. The losses were substantially driven by healthcare professional liability with additional impacts from workers’ compensation, management liability, commercial property, trade credit and surety. Due to the timing and fluidity of the events, emergence pattern of claims and long tail nature of certain exposures the losses are substantially classified as incurred but not reported (“IBNR”) reserves. The COVID-19 catastrophe losses do not include the benefits of lower current accident year losses associated with lower loss frequency in certain lines of business as a result of shelter in place restrictions. Those benefits are modest and are partially offset by the impact of a reduction in the estimated audit premiums and an increase in the credit allowance for premiums receivables resulting from the depressed economic conditions.

Index
Favorable net prior year loss reserve development of $8 million and $29 million was recorded for the nine months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, Specialty recorded favorable net prior year loss reserve development of $47 million and $58 million and Commercial recorded unfavorable net prior year loss reserve development of $42 million and $15 million. For the nine months ended September 30, 2020, International recorded favorable net prior year loss reserve development of $3 million as compared with unfavorable net prior year loss reserve development of $14 million in the 2019 period. Further information on net prior year loss reserve development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio increased 4.1 points for the nine months ended September 30, 2020 as compared with the 2019 period primarily due to a 5.3 point increase in the loss ratio partially offset by a 1.1 point improvement in the expense ratio. The increase in the loss ratio was primarily due to higher net catastrophe losses, which were 5.7 points of the loss ratio for the nine months ended September 30, 2020, as compared with 0.8 points of the loss ratio in the 2019 period. The improvement in the expense ratio was driven by lower underwriting expenses and higher net earned premiums.

Commercial’s combined ratio increased 9.7 points for the nine months ended September 30, 2020 as compared with the 2019 period due to a 9.2 point increase in the loss ratio and a 0.5 point increase in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses, which were 14.3 points of the loss ratio for the nine months ended September 30, 2020, as compared with 4.3 point of the loss ratio in the 2019 period. The increase in the expense ratio was driven by higher acquisition expenses partially offset by higher net earned premiums.

International’s combined ratio increased 2.0 points for the nine months ended September 30, 2020 as compared with the 2019 period due to a 3.9 point increase in the loss ratio, partially offset by a 1.9 point improvement in the expense ratio. The increase in  the loss ratio was driven by higher net catastrophe losses, which were 8.9 points of the loss ratio for the nine months ended September 30, 2020, as compared with 1.4 points of the loss ratio in the 2019 period, partially offset by favorable net prior year loss reserve development in the current year period. The improvement in the expense ratio was driven by lower acquisition and underwriting expenses.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Net earned premiums	$127	$130	$380	$390
Net investment income	211	213	632	636
Core loss	(54)	(139)	(65)	(139)

Three Months Ended September 30, 2020 Compared to 2019

Core loss improved $85 million for the three months ended September 30, 2020 as compared with the 2019 period. Core loss for the three months ended September 30, 2020 included a $59 million charge related to the recognition of an active life reserve premium deficiency for long term care policies primarily driven by actions taken on discount rate assumptions. The normative risk free rate (the projection of the 10-year U.S. Treasury rate in the long term) was lowered by 100 basis points to 2.75% and the time period to grade up to the normative rate was extended from 6 years to 10 years. Core loss for the three months ended September 30, 2020 also included a $36 million increase in the structured settlement claim reserves and a $30 million reduction in long term care claim reserves, both resulting from the annual claim experience studies in the third quarter of 2020. Excluding the impacts of the GPV and claim reserve reviews, core results were favorable, driven by better than expected morbidity in the long term care business. During the third quarter of 2020, relative to expectations, CNA experienced lower new claim frequency, higher claim terminations and more favorable claim severity amid the effects of COVID-19. Given the uncertainty of these trends CNA increased its IBNR reserves in anticipation of increased claim activity as the COVID-19 pandemic abates. Core loss for the three months ended September 30, 2019 included a $170 million charge related to the recognition of an active life reserve premium deficiency, partially offset by a $44 million reduction in long term care claim reserves resulting from the annual claim experience study in the third quarter of 2019.

Index
Nine Months Ended September 30, 2020 Compared to 2019

Core loss improved $74 million for the nine months ended September 30, 2020 as compared with the 2019 period. The drivers of the core loss decrease were generally consistent with the three month discussion above.

Life & Group Policyholder Reserves

Annually, in the third quarter, CNA assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (“GPV”) to determine if there is a premium deficiency. See the Insurance Reserves section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the reserving process.

The September 30, 2020 GPV indicated a premium deficiency of $74 million and future policy benefit reserves were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2020 represent CNA’s best estimate assumptions at that date with no margin for adverse deviation. A summary of the changes in the GPV results is presented in the table below:

(In millions)

Long term care active life reserve - change in estimated reserve margin

September 30, 2019 estimated margin	$-

Changes in underlying discount rate assumptions	(609)
Changes in underlying morbidity assumptions	51
Changes in underlying persistency assumptions	152
Changes in underlying premium rate action assumptions	318
Changes in underlying expense and other assumptions	14

September 30, 2020 Premium Deficiency	$(74)

The premium deficiency was primarily driven by changes in discount rate assumptions due to lower expected reinvestment rates, contemplating both near-term market indications and long-term normative assumptions. This unfavorable driver was significantly offset by higher than previously estimated rate increases on active rate increase programs, new planned rate increase filings and favorable changes to the underlying persistency and morbidity assumptions.

CNA’s projections do not indicate a pattern of expected profits in earlier future years followed by expected losses in later future years. As such, CNA will not establish additional future policy benefit reserves for profits followed by losses in periods where the long term care business generates core income. The need for these additional future policy benefit reserves will be re-evaluated in connection with the next GPV, which is expected to be completed in the third quarter of 2021.

Index
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

September 30, 2020	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$339
5% increase in morbidity	677
Persistency:
5% decrease in active life mortality and lapse	$254
10% decrease in active life mortality and lapse	469
Discount rates:
25 basis point decline in new money interest rates	$175
50 basis point decline in new money interest rates	356
Premium rate actions:
25% decrease in anticipated future premium rate increases	$66
50% decrease in anticipated future premium rate increases	132

The following table summarizes policyholder reserves for CNA’s long term care operations:

September 30, 2020	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care	$2,866	$9,678	$12,544
Structured settlement annuities	547		547
Other	12		12
Total	3,425	9,678	13,103
Shadow adjustments (a)	204	3,035	3,239
Ceded reserves (b)	137	265	402
Total gross reserves	$3,766	$12,978	$16,744

December 31, 2019

Long term care	$2,863	$9,470	$12,333
Structured settlement annuities	515		515
Other	12		12
Total	3,390	9,470	12,860
Shadow adjustments (a)	167	2,615	2,782
Ceded reserves (b)	159	226	385
Total gross reserves	$3,716	$12,311	$16,027

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

Index
Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Core income (loss):
Property & Casualty Operations	$247	$241	$465	$853
Other Insurance Operations	(54)	(139)	(65)	(139)
Total core income	193	102	400	714
Investment gains (losses)	36	6	(81)	30
Consolidating adjustments including noncontrolling interests	(37)	(12)	(47)	(94)
Net income attributable to Loews Corporation	$192	$96	$272	$650

Boardwalk Pipelines

Current Events

In the third quarter of 2020, the COVID-19 pandemic and measures to mitigate the spread of COVID-19 continued to impact the world and the United States. An excess supply of energy products has also led to disruptions in the energy sector and volatility in energy prices during 2020. Boardwalk Pipelines’ operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines and the impacts from COVID-19 and the volatile energy prices have not been significant to Boardwalk Pipelines’ business, though some of its customers have been and continue to be directly impacted by COVID-19 and the volatility in commodity prices.

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

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the twelve months ended September 30, 2020, approximately 90% of Boardwalk Pipelines’ revenues were derived from fixed fees under firm agreements. Boardwalk Pipelines expects to earn revenues of approximately $9.2 billion from fixed fees under committed firm agreements in place as of September 30, 2020, including agreements for transportation, storage and other services, over the remaining term of those agreements. For the nine months ended September 30, 2020, Boardwalk Pipelines added approximately $643 million from the comparable amount at December 31, 2019, from contracts entered into during 2020. For Boardwalk Pipelines’ customers that are charged its maximum applicable tariff rates related to its Federal Energy Regulatory Commission (“FERC”) regulated operating subsidiaries, the revenues expected to be earned from fixed fees under committed firm agreements reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues from fixed fees under committed firm agreements may also include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The revenues expected to be earned from fixed fees under committed firm agreements do not include additional revenues Boardwalk Pipelines has recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to September 30, 2020.

Contract Renewals

Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants,

Index
petrochemical facilities and liquefied natural gas export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Boardwalk Pipelines’ storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across Boardwalk Pipelines’ pipeline systems. While Boardwalk Pipelines has not seen a significant change in the demand for its transportation services as a result of the COVID-19 pandemic or the volatility in energy prices and excess supply of energy products, if these conditions remain for an extended period of time or re-occur, Boardwalk Pipelines could see a decline in the demand for its services. Boardwalk Pipelines focuses its marketing efforts on enhancing the value of the capacity that is up for renewal and works with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of Boardwalk Pipelines’ available capacity to be lower than its long term view of the capacity, Boardwalk Pipelines may seek to shorten contract terms until market perception improves.

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

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2020 and 2019 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Revenues:
Operating revenues and other	$289	$296	$926	$969
Total	289	296	926	969
Expenses:
Operating and other	219	212	633	616
Interest	44	45	127	136
Total	263	257	760	752
Income before income tax	26	39	166	217
Income tax expense	(6)	(10)	(43)	(56)
Net income attributable to Loews Corporation	$20	$29	$123	$161
Three Months Ended September 30, 2020 Compared to 2019

Total revenues decreased $7 million for the three months ended September 30, 2020 as compared with the 2019 period driven by contract expirations that were recontracted at overall lower average rates and lower utilization-related revenues, partially offset by revenues from recently completed growth projects and higher storage and parking and lending (“PAL”) revenues due to favorable market conditions.

Operating expenses increased $7 million for the three months ended September 30, 2020 as compared with the 2019 period primarily due to an increased asset base from recently completed growth projects and the expiration of property tax abatements, partially offset by the timing of maintenance projects and lower employee-related costs.

Index
Nine Months Ended September 30, 2020 Compared to 2019

Total revenues decreased $43 million for the nine months ended September 30, 2020 as compared with the 2019 period. Including the effect of items in fuel and transportation expense and excluding net proceeds of approximately $24 million as a result of drawing on letters of credit due to a customer bankruptcy in the 2019 period, operating revenues decreased $24 million driven by contract expirations that were recontracted at overall lower average rates, partially offset by revenues from recently completed growth projects and higher storage and PAL revenues due to favorable market conditions.

Operating expenses increased $17 million for the nine months ended September 30, 2020 as compared with the 2019 period. Excluding items offset in operating revenues, operating expenses increased $14 million, primarily due to an increased asset base from recently completed growth projects and the expiration of property tax abatements. Interest expense decreased $9 million for the nine months ended September 30, 2020 as compared with the 2019 period primarily due to lower average interest rates and lower average outstanding debt.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2020 and 2019 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Revenues:
Operating revenue	$22	$127	$140	$437
Gain on sale of assets	24		37
Revenues related to reimbursable expenses	14	29	59	85
Total	60	156	236	522
Expenses:
Operating and other:
Operating	53	113	219	372
Asset impairments	10		30	11
Reimbursable expenses	14	29	59	85
Depreciation	15	14	45	45
Equity (income) loss from joint ventures	22	(11)	51	(49)
Interest	8	6	24	16
Total	122	151	428	480
Income (loss) before income tax	(62)	5	(192)	42
Income tax (expense) benefit	15	(2)	48	(14)
Net income (loss) attributable to Loews Corporation	$(47)	$3	$(144)	$28

Due to the COVID-19 pandemic and efforts to mitigate the spread of the virus, twenty hotels owned and/or operated by Loews Hotels & Co temporarily suspended operations in March of 2020, with two additional hotels suspending operations in April of 2020. Of these twenty-two hotels, five were not operational as of September 30, 2020. Additionally, two hotels completed construction prior to the pandemic; one delayed opening until June of 2020, and the opening date of the second continues to be evaluated. However, occupancy rates at the operational hotels remain lower than those from the prior year, or even occupancy rates prior to March of 2020. Although Loews Hotels & Co has enacted significant measures to adjust the operating cost structure of each hotel during these suspensions and subsequent resumptions of operations, deferred most capital expenditures and reduced the operating costs of its management company, these measures could not offset the impact of significant lost revenues. Loews Hotels & Co has therefore incurred significant operating losses since the start of the pandemic.

The resumption of operations for the remaining hotels that continue to have suspended operations, as well as the potential for hotels which have resumed operations to re-suspend operations, will depend on numerous factors, many of which are outside Loews Hotels & Co’s control. Although occupancy at operational hotel properties has increased, and is expected to increase, gradually, it is nonetheless highly dependent on the travel behavior of potential hotel guests, driven largely by factors outside Loews Hotels & Co’s control, including government capacity restrictions, travel restrictions and the duration and scope of the COVID-19 pandemic. While the duration of the COVID-19 outbreak and related financial impact cannot be estimated at this time, Loews Hotels & Co’s results of operations,

Index
financial condition and cash flows will be materially adversely affected for the remainder of 2020, and likely thereafter. The severity of the impact on Loews Hotels & Co will depend in large part on the duration of containment efforts, either mandated or voluntary, and the perceptions of health risks associated with COVID-19 related to business and leisure travel. In addition, once the COVID-19 outbreak is mitigated or contained, whenever that may be, historical travel patterns, both domestic and international, may continue to be disrupted either on a temporary basis or with longer term effects. These factors have contributed to impairment charges for the three and nine months ended September 30, 2020, and may lead to additional impairment charges in future periods.

Reduced occupancy and average daily rates caused by the COVID-19 pandemic and resulting mitigation efforts and operating cost reduction measures are the primary reasons for the decrease in operating revenues of $105 million and $297 million and operating expenses of $60 million and $153 million for the three and nine months ended September 30, 2020 as compared with the 2019 periods. Additionally, equity income from joint ventures decreased $33 million and $100 million for the three and nine months ended September 30, 2020 as compared with the 2019 periods driven primarily by the COVID-19 pandemic.

Loews Hotels & Co considers events or changes in circumstances that indicate the carrying amount of its assets may not be recoverable. For the three and nine months ended September 30, 2020, Loews Hotels & Co recorded impairment charges of $10 million and $30 million to reduce the carrying value of certain assets to their estimated fair value. The nine months ended September 30, 2019 includes impairment charges of $11 million.

Loews Hotels & Co recorded gains on the sale of assets of $24 million and $37 million for the three and nine months ended September 30, 2020 related to sales of an office building in the third quarter and an owned hotel in the second quarter.

Interest expense for the three and nine months ended September 30, 2020 increased $2 million and $8 million primarily due to the increase in debt balances and less capitalized interest related to recently completed hotel development projects as compared with the 2019 periods.

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

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2020 and 2019 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Revenues:
Net investment income (loss)	$23	$36	$(33)	$153
Investment loss			(1,211)
Operating revenues and other	253	250	754	689
Total	276	286	(490)	842
Expenses:
Operating and other	275	264	810	740
Interest	33	31	96	85
Total	308	295	906	825
Income (loss) before income tax	(32)	(9)	(1,396)	17
Income tax (expense) benefit	6	1	293	(4)
Net income (loss) attributable to Loews Corporation	$(26)	$(8)	$(1,103)	$13

Index
Net investment income for the Parent Company decreased $13 million for the three months ended September 30, 2020 as compared with the 2019 period primarily due to decreased earnings from short term investments and lower results from equity based investments in the Parent Company trading portfolio. Net investment loss was $33 million for the nine months ended September 30, 2020 as compared with net investment income of $153 million in the 2019 period as a result of the significant decline in equity based investments in response to the COVID-19 pandemic and related containment measures.

Investment loss of $1.2 billion ($957 million after tax) for the nine months ended September 30, 2020 was due to the loss recognized upon deconsolidation of Diamond Offshore as a result of its Chapter 11 Filing.

Operating revenues and other include Altium Packaging revenues of $253 million and $252 million for the three months ended September 30, 2020 and 2019 and $753 million and $689 million for the nine months ended September 30, 2020 and 2019. The increase of $1 million for the three months ended September 30, 2020 as compared with the 2019 period reflects higher volumes, largely offset by the pass-through effect of lower year-over-year resin prices. The increase of $64 million for the nine months ended September 30, 2020 as compared with the 2019 period reflects an increase of $60 million related to acquisitions in 2019 and higher volumes as a result of higher COVID-19 related demand for household chemicals, water and beverage, partially offset by the pass-through effect of lower year-over-year resin prices. Altium Packaging’s contracts generally provide for resin price changes to be passed through to its customers on a short-term lag, generally about one month. When a pass-through occurs, revenues and expenses generally change by the same amount so that Altium Packaging’s gross margin returns to the same level as prior to the change in prices.

Operating and other expenses include Altium Packaging operating expenses of $247 million for the three months ended September 30, 2020 and 2019 and $729 million and $675 million for the nine months ended September 30, 2020 and 2019, which include depreciation and amortization expense. The increase in operating expenses of $54 million for the nine months ended September 30, 2020 as compared with the 2019 period is primarily due to acquisitions in 2019.

Corporate Operating and other expenses were $28 million and $17 million for the three months ended September 30, 2020 and 2019 and $81 million and $65 million for the nine months ended September 30, 2020 and 2019. The increases of $11 million and $16 million for the three and nine months ended September 30, 2020 as compared with the 2019 periods are primarily due to legal and other corporate overhead expenses.

Interest expenses increased $2 million for the three months ended September 30, 2020 as compared with the 2019 period due to the May of 2020 issuance of the Parent Company’s $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030. Interest expenses increased $11 million for the nine months ended September 30, 2020 as compared with the 2019 period due to the issuance by the Parent Company mentioned above and incremental borrowings by Altium Packaging to fund its 2019 acquisitions.

Diamond Offshore

Contract drilling revenues were $287 million and $676 million for the nine months ended September 30, 2020 and 2019. Contract drilling expenses were $254 million and $594 million for the nine months ended September 30, 2020 and 2019. Results for the nine months ended September 30, 2020 included in our Consolidated Condensed Financial Statements reflect only the period through the April 26, 2020 deconsolidation and also reflect lower average daily revenue earned as compared with the 2019 period. Operating and other expenses for the nine months ended September 30, 2020 includes an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) recognized in the first quarter of 2020.

Index
LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.5 billion at September 30, 2020 as compared to $3.3 billion at December 31, 2019. During the nine months ended September 30, 2020, we received $755 million in dividends from CNA, including a special dividend of $485 million. Cash outflows during the nine months ended September 30, 2020 included the payment of $678 million to fund treasury stock purchases, $53 million of cash dividends to our shareholders, $123 million of cash contributions to Loews Hotels & Co and $19 million to purchase common shares of CNA. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

In May of 2020, we completed a public offering of $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030. The proceeds of this offering are available for general corporate purposes.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2020, we purchased 16.1 million shares of Loews Corporation common stock and 564,430 shares of CNA common stock.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

Related to the COVID-19 pandemic and efforts to mitigate the spread of the virus, as the situation continues to evolve through the remainder of 2020, and possibly thereafter, uncertainty exists as to the potential impacts on CNA’s cash flows. At this time, CNA does not believe these impacts would give rise to a material liquidity concern given its overall liquid assets and anticipated future cash flows.

CNA’s cash provided by operating activities was $1.4 billion for the nine months ended September 30, 2020 and $980 million for the nine months ended September 30, 2019. The increase in cash provided by operating activities was driven by an increase in premiums collected, lower net claim payments and lower income taxes paid, partially offset by a lower level of distributions from limited partnerships.

CNA paid dividends of $3.11 per share on its common stock, including a special dividend of $2.00 per share in the nine months ended September 30, 2020. On October 30, 2020, CNA’s Board of Directors declared a quarterly dividend of $0.37 per share, payable December 3, 2020 to shareholders of record on November 16, 2020. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

In August of 2020, CNA completed a public offering of $500 million aggregate principal amount of its 2.1% senior notes due August 15, 2030 and used the net proceeds to redeem the entire $400 million outstanding aggregate principal balance of its 5.8% senior notes due August 15, 2021 and for general corporate purposes. CNA has an effective shelf registration statement under which it may publicly issue debt, equity or hybrid securities from time to time.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2020, CCC was in a positive earned surplus position. CCC paid dividends of $855 million and $940 million during the nine months ended September 30, 2020 and 2019. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Index
Boardwalk Pipelines’ cash provided by operating activities decreased $35 million for the nine months ended September 30, 2020 compared to the 2019 period, primarily due to the change in net income and the timing of receivables and accrued liabilities.

For the nine months ended September 30, 2020 and 2019, Boardwalk Pipelines’ capital expenditures were $351 million and $276 million, consisting primarily of a combination of growth and maintenance capital.

In August of 2020, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 3.4% senior notes due February 15, 2031, which utilized the remaining capacity under Boardwalk Pipelines’ shelf registration statement. Boardwalk Pipelines intends to use the proceeds to retire the outstanding $440 million aggregate principal amount of its 4.5% senior notes due 2021 in November of 2020, to fund growth capital expenditures and for general corporate purposes. Initially, the proceeds were used to reduce outstanding borrowings under its revolving credit facility. Boardwalk Pipelines anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2020.

On November 19, 2020, Boardwalk Pipelines will pay a distribution of $102 million to the Company.

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contain a variety of financial and operational covenants. As a result of the impacts of COVID-19, Loews Hotels & Co has proactively requested certain lenders, where applicable, to (1) temporarily waive certain covenants to avoid an event of default and/or further restriction of the hotel’s cash balances through the establishment of lockboxes and other measures; (2) temporarily allow funds previously restricted directly or indirectly under the hotel’s underlying loan agreement for the renewal, replacement and addition of building improvements, furniture and fixtures to be used instead for hotel operations and maintenance; (3) allow hotels under development to defer required completion and opening dates; and/or (4) defer certain interest and/or principal payments while the hotels operations are temporarily suspended or significantly impacted by a decline in occupancy. Loews Hotels & Co also continues to work with lenders on loans that are being reviewed for extension. These discussions with lenders are ongoing and may require Loews Hotels & Co to make principal paydowns or provide guaranties of a subsidiary’s debt to otherwise avoid an event of default. Through the date of this Report, Loews Hotels & Co is not in default on any of its loans.

Additionally, due to temporary suspension of operations and lost revenues in certain joint venture entities, Loews Hotels & Co has received capital call notices in accordance with the underlying joint venture agreements to support the properties’ operations. Through October 30, 2020, Loews Hotels & Co funded approximately $35 million to these joint ventures in 2020.

Through October 30, 2020, Loews Hotels & Co received capital contributions of $127 million from Loews Corporation. Additional funding from Loews Corporation during the remainder of 2020 will be needed and will depend on numerous factors, including how quickly properties are able to return to sustainable operating levels.

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

Index
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

The financial market disruption in the first quarter of 2020 significantly impacted CNA’s investment portfolio. Losses from its limited partnership and common and preferred equity portfolios, as well as the recognition of impairment losses on certain fixed maturity holdings, negatively impacted net income for the three months ended March 31, 2020. While financial markets have broadly recovered during the second and third quarters of 2020, CNA’s net investment income and net investment gains (losses) are lower for the nine months ended September 30, 2020 as compared with the 2019 period. There could be continued volatility in CNA’s investment portfolio.

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Fixed income securities:
Taxable fixed income securities	$363	$383	$1,094	$1,151
Tax-exempt fixed income securities	80	79	238	241
Total fixed income securities	443	462	1,332	1,392
Limited partnership investments	64	12	38	125
Common stock	7	6	(8)	32
Other, net of investment expense	3	7	18	24
Pretax net investment income	$517	$487	$1,380	$1,573
Fixed income securities after tax and noncontrolling interests	$326	$337	$977	$1,018
Net investment income after tax and noncontrolling interests	$377	$356	$1,011	$1,147

Effective income yield for the fixed income securities portfolio, before tax	4.5%	4.8%	4.6%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.7%	3.9%	3.7%	3.9%
Limited partnership and common stock return	4.1%	0.9%	1.7%	7.7%

CNA’s pretax net investment income for the three months ended September 30, 2020 increased $30 million as compared with the 2019 period, driven by limited partnership returns partially offset by lower yields on the fixed income portfolio.

CNA’s pretax net investment income decreased $193 million for the nine months ended September 30, 2020 as compared with the 2019 period, driven by limited partnership and common stock returns and lower yields in the fixed income portfolio.

Index
Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$14	$7	$(105)
States, municipalities and political subdivisions	6	1	39	$13
Asset-backed	6	(5)	34	(19)
Total fixed maturity securities	26	3	(32)	(6)
Non-redeemable preferred stock	25	7	(45)	60
Short term and other	(5)	(2)	(24)	(13)
Total investment gains (losses)	46	8	(101)	41
Income tax (expense) benefit	(10)	(2)	20	(11)
Amounts attributable to noncontrolling interests	(3)	(1)	9	(3)
Investment gains (losses) attributable to Loews Corporation	$33	$5	$(72)	$27

CNA’s investment gains (losses) increased $38 million for the three months ended September 30, 2020 as compared with the 2019 period. The increase was driven by the favorable change in fair value of non-redeemable preferred stock and higher net realized investment gains on sales of fixed maturity securities. Pretax impairment losses of $5 million on available-for-sale securities and $3 million of credit losses on mortgage loans were recognized in the current quarter.

CNA’s investment gains (losses) decreased $142 million for the nine months ended September 30, 2020 as compared with the 2019 period. The decrease was driven by higher impairment losses and the unfavorable change in fair value of non-redeemable preferred stock partially offset by higher net realized investment gains on sales of fixed maturity securities. Pretax impairment losses of $108 million on available-for-sale securities and $16 million of credit losses on mortgage loans were recognized for the nine months ended September 30, 2020.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$4,026	$127	$4,136	$95
AAA	3,623	452	3,254	349
AA	6,773	961	6,663	801
A	9,470	1,296	9,062	1,051
BBB	17,488	2,105	16,839	1,684
Non-investment grade	2,521	38	2,253	101
Total	$43,901	$4,979	$42,207	$4,081

Index
As of September 30, 2020 and December 31, 2019, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.5 billion of pre-funded municipal bonds as of September 30, 2020 and December 31, 2019.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$99	$1
AAA	37	1
AA	244	9
A	642	21
BBB	1,264	71
Non-investment grade	816	78
Total	$3,102	$181

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$142	$8
Due after one year through five years	819	54
Due after five years through ten years	1,479	83
Due after ten years	662	36
Total	$3,102	$181

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

Index
The effective durations of CNA’s fixed income securities and short term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

	September 30, 2020		December 31, 2019
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$18,700	9.0	$18,015	8.9
Other investments	27,408	4.5	26,813	4.1
Total	$46,108	6.3	$44,828	6.0

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	September 30, 2020	December 31, 2019
(In millions)

Short term investments:
Commercial paper		$1,181
U.S. Treasury securities	$1,247	364
Other	215	316
Total short term investments	$1,462	$1,861

During 2020, CNA shifted its commercial paper holdings to U.S. Treasury securities.

In addition to short term investments, CNA held $442 million and $242 million of cash as of September 30, 2020 and December 31, 2019.

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

Index
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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part II, Item 1A, Risk Factors in this Report, Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2020. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 12 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 include a detailed discussion of certain risk factors facing the company. The information presented below updates and supplements such risk factors and should be read in conjunction with the Risk Factors included under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Index
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

The COVID-19 outbreak, and actions seeking to mitigate the spread of the virus, accelerated in both breadth and scope through the month of February 2020, with the World Health Organization declaring it a pandemic on March 11, 2020. The situation has continued to evolve exponentially with implicated exposures increasing given sustained uncertainties across the global marketplace. Both the extensiveness of the pandemic itself, as well as the measures taken to mitigate the virus spread globally, are unprecedented and their effects continue to be pervasive. In many geographic locations, the virus continues to spread. Accordingly, it remains the case that months past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 and measures to mitigate its spread are not yet known and may not emerge for some time.

Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:

Broad economic impact:  The economic effect of the pandemic has been broad in nature and has significantly impacted business operations across all industries, including CNA. Depressed economic conditions have led to and may continue to lead to decreased insured exposures causing CNA to experience declines in premium volume, especially for lines of business that are sensitive to rates of economic growth and those that are impacted by audit premium adjustments. Significant decreases in premium volume directly and adversely impacts CNA’s underwriting expense ratio. In addition, certain customers, across a broad spectrum of industries and markets, have been and continue to be impacted by lost business, which may affect CNA’s ability to collect amounts owed by policyholders. CNA recorded a decrease in its estimated audit premiums during the second quarter of 2020 impacting its net earned premium and if general economic conditions do not improve in the remainder of 2020 or thereafter, CNA’s net written premiums and net earned premiums may be depressed, which may have a material impact on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

While CNA’s losses incurred during the first nine months of 2020 related to COVID-19 and measures to mitigate its spread represent CNA’s best estimate of its ultimate insurance losses resulting from events occurring in the first nine months of 2020 due to the pandemic and the consequent economic crisis given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur for the remainder of the year and thereafter. The scope, duration and magnitude of the direct and indirect effects could continue to evolve through the remainder of 2020, and possibly thereafter, and could materially impact CNA’s ultimate loss estimate, including in lines of business where losses have already been incurred, as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus, as well as new or extended shelter in place restrictions and business closures, could cause CNA to experience additional COVID-19 related catastrophe losses in future quarters, which could be material.

Financial markets and investments:  The COVID-19 pandemic has also significantly impacted financial markets. As investors have embarked on a flight to quality, risk free rates have decreased. In addition, liquidity concerns and overall economic uncertainties drove increased volatility in credit spreads and equity markets. While government actions to date have provided some stability to financial markets, economic prospects in the short term continue to be depressed and CNA remains in a historically low interest rate environment. The unabated spread of the virus and the extension of efforts to mitigate the spread in numerous geographic areas will continue to cause substantial uncertainty on the timing and strength of any economic recovery and could continue to impact CNA’s investment portfolio results and valuations, and may result in additional volatility or losses in its investment portfolio, which could be material.

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

Claims and related litigation:  Claim activity and related litigation has increased, and may continue to increase significantly, in certain lines of business as a result of the pandemic and mitigating actions. CNA has experienced, and is likely to continue to experience, increased frequency in claim submissions in product lines that are implicated

Index
by the virus and the mitigating activities taken by its customers and governmental authorities in response to its spread, as well as increased litigation related to denial of claims based on policy coverage. These lines include primarily healthcare professional liability and workers’ compensation, as well as commercial property-related business interruption coverage, management liability (directors and officers, employment practices, and professional liability lines) and trade credit. In addition, CNA’s surety lines may continue to experience increased losses, particularly in construction surety, where there is significant risk that contractors will be adversely and materially impacted by general economic conditions. CNA has recorded significant losses in these areas in the first nine months of 2020 and may experience continued losses, which could be material.

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

The outbreak of COVID-19 is materially negatively impacting worldwide economic and commercial activity and financial markets and has impacted global demand for oil and petrochemical products. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. If significant portions of Boardwalk Pipelines’ workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with COVID-19, Boardwalk Pipelines’ business could be materially adversely affected. Boardwalk Pipelines may also be unable to perform fully on its contracts and its costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable. It is possible that the continued spread of COVID-19 could also further cause disruption in Boardwalk Pipelines’ customers’ business; cause delay, or limit the ability of its customers to perform, including making timely payments to Boardwalk Pipelines; and cause other unpredictable events. The impact of COVID-19 has impacted capital markets, which may impact Boardwalk Pipelines’ customers’ financial position, and recoverability of its receivables from its customers may be at risk. The full impact of COVID-19 is unknown and continues to evolve. The extent to which COVID-19 negatively impacts Boardwalk Pipelines’ business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the continued actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

Index
Risks Related to Us and Our Subsidiary, Loews Hotels Holding Corporation (“Loews Hotels & Co”)

The COVID-19 pandemic and efforts to mitigate the spread of the virus have had, and are expected to continue to have, a material adverse impact on Loews Hotels & Co’s results of operations, financial condition and cash flows.

In response to the spread of COVID-19, governments across the globe implemented measures to mitigate the spread, such as through city, regional or national lockdowns or stay-at-home orders, narrowly defined and widespread business closures, restrictions on travel, limitations on large group gatherings and quarantines, among others. Beyond the existence of governmental restrictions, the perception of health risks associated with COVID-19 continues to further limit business and leisure travel. Furthermore, theme parks in Orlando, Florida, which temporarily closed and reopened with capacity restrictions, now operate at reduced capacity levels. In addition, certain coastal beaches repeatedly have been ordered closed and professional sports leagues suspended or modified their seasons with no or limited spectators permitted in attendance. The spread of the coronavirus, including its resurgence, and the containment efforts have had, and continue to have, macro-economic implications, including increased unemployment levels, declines in economic growth rates and possibly a global recession, the effects of which could be felt well beyond the time the spread of the virus is mitigated or contained. These developments have caused unprecedented disruptions to the global economy and normal business operations across sectors, including the hospitality industry that depends on active levels of business and leisure travel, very little of which is occurring in the current environment.

Loews Hotels & Co suspended operations at twenty of its owned and/or operated hotels in March of 2020, with two additional hotels suspending operations in April of 2020. Of these twenty-two hotels, five were not operational as of the end of September 2020. Additionally, two hotels completed construction prior to the pandemic; one delayed opening until June of 2020, and the opening date of the second continues to be evaluated. However, occupancy rates at the operational hotels remain substantially lower than those from the prior year, or even occupancy rates prior to March of 2020. As such, revenues have been substantially lower and may be insufficient to offset certain fixed costs, such as insurance and property taxes. The remaining hotels that are not operational continue to be evaluated to determine when it is prudent to resume operations, which may not be until after 2020. The potential for the suspension or resuspension of operations at operating hotels varies by hotel property and will depend on numerous factors, many of which are outside Loews Hotels & Co’s control. In addition, as a result of the COVID-19 crisis, Loews Hotels & Co has had to implement a number of new measures for the health and safety of its guests and employees. These new measures, which may need to remain in place for the foreseeable future, have resulted and will continue to result in increased costs.

Given that Loews Hotels & Co owns and leases, relative to some of its competitors, a higher proportion of its hotel properties, compared to the number of properties that it manages for third-party owners, it may as a result of COVID-19 and mitigation measures face increased risks associated with mortgage debt, including the possibility of default, cash trap periods, the inability to draw further loan disbursements and reduced availability of replacement financing at reasonable rates or at all; difficulty reducing costs; declines in real estate values and potential additional impairments in the value of Loews Hotels & Co’s assets; and a limited ability to respond to market conditions by, for instance, restricting its growth strategy. In addition, uncertain or fluctuating real estate valuations and the inability for third party purchasers to obtain capital may prevent Loews Hotels & Co from selling properties on acceptable terms.

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

Index
leaves of absence or have severed employees. Should they be unable to find or attract sufficient talent to fill the roles that they have furloughed or eliminated, Loews Hotels & Co may not have the requisite services or supplies available to resume operations at the time or in the manner of its choosing.

Loews Hotels & Co continues to evaluate spending and manage operating expenses, including eliminating non-essential spending, reducing costs related to marketing, sales, and technology and deferring planned renovations, all of which could impair its ability to compete effectively and harm its business. Loews Hotels & Co has received and may receive additional demands or requests from labor unions that represent its employees, whether in the course of its periodic renegotiation of collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, operational protocols or other terms that could increase costs, and could experience labor disputes or disruptions as it continues to implement mitigation plans. Some actions Loews Hotels & Co has taken, or may take in the future, to reduce costs for it or its third-party owners may negatively impact guest loyalty, owner preference, and its ability to attract and retain employees, and its reputation and market share may suffer as a result. Further, once the effects of the pandemic subside, the recovery period could be extended and certain operational changes, particularly with respect to enhanced health and safety measures, may continue to be necessary and could increase ongoing costs.

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

Altium Packaging manufactures packaging that is used with products in critical infrastructure sectors, such as the pharmaceutical, household and industrial cleaning and food and beverage markets, and is thus an essential business as contemplated by state and local orders. It therefore continues to operate nearly all of its manufacturing facilities at full capacity to support those sectors. However, certain of Altium Packaging’s end markets, such as its commercial food services, institutional food and automotive customers, have been negatively impacted and its sales to those customers have been adversely affected. In addition, if widespread infections were to affect any of its facilities or workers, including those supporting critical infrastructure sectors, it may be required to temporarily shut down or otherwise modify the working conditions at such facilities to address the infections. Any such changes could cause Altium Packaging to be unable to meet demand from its customers if it cannot provide support from other facilities in its network.

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

Index
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2020 -
July 31, 2020	-	N/A	N/A	N/A

August 1, 2020 -
August 31, 2020	1,250,171	$36.56	N/A	N/A

September 1, 2020 -
September 30, 2020	4,154,083	35.82	N/A	N/A

Index
Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 2, 2020	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)