Form 10-K
period 2020-12-31
LOEWS CORP
filed 2021-02-09
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ____________  to  _____________

Commission File Number 1-06541

LOEWS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2646102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, New York, N.Y. 10065-8087
(Address of principal executive offices) (Zip Code)
☒

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,143,000,000.

As of February 5, 2021, there were 267,046,558 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2020

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other filings with the Securities and Exchange Commission (“SEC”) and periodic press releases made by us and our subsidiaries and certain oral statements made by us and our subsidiaries and our and their officers during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include any statement that does not directly relate to any historical or current fact. Forward-looking statements may project, indicate or imply future results, events, performance or achievements, and such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our or our subsidiaries’ control, that could cause actual results to differ materially from those anticipated or projected.

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those summarized under the heading “Risk Factors Summary” below and described more fully under Item 1A, Risk Factors of this Report and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its subsidiaries, the terms “Parent Company,” “we,” “our,” “us” or like terms as used herein mean Loews Corporation excluding its subsidiaries and the term “subsidiaries” means our consolidated subsidiaries.

RISK FACTORS SUMMARY

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, cash flows, financial condition or equity of one or more of our subsidiaries. You should carefully review and consider the full discussion of our risk factors described under Item 1A, Risk Factors of this Report, before investing in any security issued by us. Principal risks facing us and our subsidiaries include those relating to:

Risks Related to Us and Our Subsidiary, CNA Financial Corporation (“CNA”)

•	the impact of the coronavirus disease (“COVID-19”) on CNA;
•	CNA may need to increase its insurance reserves if it determines that its recorded reserves are insufficient;
•	CNA’s actual experience could vary from the key assumptions used to determine active life reserves for its long term care policies;
•	CNA’s vulnerability to material losses from natural and man-made disasters or other catastrophes;
•	CNA’s exposure related to asbestos and environmental pollution (“A&EP”) claims;
•	CNA’s exposure to mass tort product liability claims, changes to the social and legal environment, issues related to altered interpretation of coverage and other new and emerging claim theories;
•	CNA’s ability to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable;
•	intense competition in CNA’s industry; the cyclical nature of the property and casualty business and the evolving landscape of its distribution network;
•	technological changes or disruptions in the insurance marketplace;
•	potential significant realized and unrealized investment losses and volatility in net investment income;
•	CNA’s use of analytical models in key areas such as pricing, reserving and capital modeling;
•	CNA’s potential inability to detect and prevent significant employee or service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on CNA’s behalf;
•	capital adequacy requirements that CNA is subject to;

•	regulatory limitations on CNA’s insurance subsidiaries ability to pay dividends to CNA;
•	potential downgrades of CNA’s ratings by rating agencies; and
•	extensive state, local, federal and foreign governmental regulations to which CNA is subject.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”)

•	extensive regulation by the Federal Energy Regulatory Commission (“FERC”) of natural gas transportation and storage operations;
•	legislative and regulatory initiatives relating to pipeline safety;
•	actual results from its construction and growth projects not meeting its forecasts;
•	legislative and regulatory initiatives related to climate change;
•	the impact of COVID-19 on Boardwalk Pipelines;
•	changes in energy commodity prices and their impact on the supply of and demand for those commodities;
•	the price differentials between natural gas supplies and market demand and the resulting reduction in the transportation rates that Boardwalk Pipelines can charge on certain of its pipelines;
•	Boardwalk Pipelines’ exposure to credit risk relating to default or bankruptcy by its customers;
•	operating and financial covenants in Boardwalk Pipelines’ revolving credit facility;
•	Boardwalk Pipelines’ substantial indebtedness;
•	potential access to the debt markets and increases in interest rates;
•	Boardwalk Pipelines does not own all of the land on which its pipelines and facilities are located;
•	rising sea levels, subsidence and erosion, particularly along coastal waters and offshore in the Gulf of Mexico;
•	Boardwalk Pipelines’ may be unsuccessful in executing its strategy to grow and diversify its business;
•
the impact of market conditions on Boardwalk Pipelines’ ability to replace expiring storage contracts at attractive rates or on a long-term basis and to sell short-term services at attractive rates or at all; and

•	Boardwalk Pipelines’ operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which it may not be adequately insured.

Risks Related to Us and Our Subsidiary, Loews Hotels Holding Corporation (“Loews Hotels & Co”)

•	the impact of COVID-19 on Loews Hotels & Co;
•	operating risks common to the hospitality industry, including excess supply and dependence on travel and tourism;
•	Loews Hotels & Co’s exposure to risks resulting from significant investments in owned and leased real estate;
•	seasonal and cyclical volatility in the hospitality industry;
•	the high level of competition in the hospitality industry, both for customers and for acquisitions and developments of new properties;
•	the risk of deterioration in the quality or reputation of Loews Hotels & Co’s brands;
•	the potential for delays or increased costs in connection with developing and renovating properties;
•	co-investments in properties, which could decrease Loews Hotels & Co’s ability to manage risk;
•	the geographic concentration of Loews Hotels & Co’s properties;
•	the growth and use of alternative reservation channels;
•	the adequacy of Loews Hotels & Co’s insurance coverage;
•	potential labor shortages; and
•	portions of Loews Hotels & Co’s labor force are covered by collective bargaining agreements.

Risks Related to Us and Our Subsidiary, Altium Packaging LLC (“Altium Packaging”)

•	the impact of COVID-19 on Altium Packaging;
•	Altium Packaging’s exposure to changes in consumer preferences;
•	Altium Packaging’s substantial indebtedness;
•	fluctuations in raw material prices and raw material availability; and
•	self-manufacturing by Altium Packaging’s customers.

Risks Related to Us and Our Subsidiaries Generally

•	the impact of COVID-19 on the way we and our subsidiaries operate;
•	acts of terrorism;
•	compliance with environmental laws;
•	failures or interruptions in or breaches to our or our subsidiaries’ computer systems;
•	potential loss of key vendor relationships or issues relating to the transitioning of vendor relationships;
•	impairment charges related to the carrying value of long-lived assets and goodwill of our subsidiaries;
•	we are a holding company and derive substantially all of our income and cash flow from our subsidiaries;
•	competition for senior executives and qualified specialized talent; and
•	litigation to which we and our subsidiaries may be subject from time to time.

PART I

Item 1. Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation, an 89.6% owned subsidiary);

•	transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP, a wholly owned subsidiary);

•	operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); and

•	manufacture of rigid plastic packaging solutions (Altium Packaging LLC, a 99% owned subsidiary).

We have five reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation, Boardwalk Pipeline Partners, LP and Loews Hotels Holding Corporation; the Corporate segment; and Diamond Offshore Drilling Inc (“Diamond Offshore”). The Corporate segment is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging LLC. Diamond Offshore was deconsolidated during the second quarter of 2020. Each of our operating subsidiaries and Diamond Offshore are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Additional financial information on each of our segments and the deconsolidation of Diamond Offshore is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”) and CNA Insurance Company (Europe) S.A. CNA accounted for 86.0%, 72.3% and 72.0% of our consolidated total revenue for the years ended December 31, 2020, 2019 and 2018.

CNA’s insurance products primarily include commercial property and casualty coverages, including surety. CNA’s services include warranty, risk management, information services and claims administration. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. The property and casualty insurance industry is highly competitive, both as it relates to rate and service. CNA competes with a large number of stock and mutual insurance companies, as well as other entities, for both distributors and customers.

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

•
insurance products to serve the health care industry, including professional and general liability as well as associated standard property and casualty coverages. Key customer groups include aging services, allied medical facilities, dentists, physicians, hospitals, nurses and other medical practitioners.

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

Commercial

Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds, targeting small business, construction, middle markets and other commercial customers. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace.

International

International underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of two insurance companies based in the United Kingdom and Luxembourg and Hardy, CNA’s Lloyd’s of London (“Lloyd’s”) syndicate.

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

Other Insurance Operations

Other Insurance Operations include CNA’s run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants, certain corporate expenses, including interest on CNA corporate debt, and certain property and casualty businesses in run-off, including CNA Re and A&EP.

Regulation

Current Regulation:  The insurance industry is subject to comprehensive and detailed regulation and supervision. Regulatory oversight by applicable agencies is exercised through review of submitted filings and information, examinations (both financial and market conduct), direct inquiries and interviews. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations requiring rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets or payments may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfers or payments.

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

The U.S. and foreign regulatory environment in which CNA operates is evolving on an ongoing basis and impacts aspects of corporate governance, risk management practices, public disclosures and cyber security. CNA continues to invest in the security of its systems and network on an enterprise-wide basis.

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

Further, domestic insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty funds are governed by state insurance guaranty associations which levy assessments to meet the funding needs of insolvent insurer estates. Other insurance-related assessments are generally levied by state agencies to fund various organizations including disaster relief funds, rating bureaus, insurance departments, and workers’ compensation second injury funds, and by industry organizations that assist in the statistical analysis and ratemaking process and CNA has the ability to recoup certain of these assessments from policyholders.

Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to terrorism and natural catastrophe exposures, cybersecurity risk management, federal financial services reforms and certain tax reforms.

The Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”) provides for a federal government backstop for insured terrorism risks through the end of 2027. The mitigating effect of such law is part of the analysis of CNA’s overall risk posture for terrorism and, accordingly, CNA’s risk positioning may change if such law was modified.

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

The transition period for the U.K’s exit from the European Union (“E.U.”), commonly referred to as “Brexit,” ended on December 31, 2020. To ensure its ability to operate effectively throughout the E.U. following the departure of the U.K. from the trading bloc, effective January 1, 2019, CNA’s E.U. business is no longer written by the U.K.-domiciled subsidiary Hardy, but through a European subsidiary established in Luxembourg. As a result, the complexity and cost of regulatory compliance of CNA’s European business has increased and will likely continue to result in elevated expenses.

Capital adequacy and risk management regulations, referred to as Solvency II, apply to CNA’s European operations and are enacted by the European Commission, the executive body of the E.U. Additionally, the International Association of Insurance Supervisors (“IAIS”) continues to develop capital requirements as more fully discussed below.

Regulation Outlook:  The IAIS has adopted a Common Framework (“ComFrame”) for the Supervision of Internationally Active Insurance Groups (“IAIGs”) which is focused on the effective group-wide supervision of internationally active insurance groups, such as CNA. As part of ComFrame, the IAIS is developing a global insurance capital standard for insurance groups. While the general parameters of ComFrame have been finalized, many critical areas of the global insurance capital standard are still under consideration. Certain jurisdictional regulatory regimes are subject to revision in response to these global developments.

The National Association of Insurance Commissioners (“NAIC”) has developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (“GCC”). While the current U.S. regulatory regime is based on legal entity regulation, the GCC will quantify risk across the insurance group and also provide additional financial information to regulators to assess the financial condition of non-insurance entities. The GCC was recently adopted by the NAIC along with model legislative language designed to enable the framework once implemented by state legislatures. Alongside the GCC, the NAIC is also working with other interested jurisdictions, both domestic and international, to develop an Aggregation Method (“AM”) approach to assessing group capital. The AM is influenced by the GCC and calculated in a similar manner. By 2024, the IAIS will be assessing whether the AM provides comparable outcomes to the consolidated group insurance capital standard (“ICS”) being developed for use with IAIGs.

There have also been definitive developments with respect to prudential insurance supervision unrelated to the IAIS activities. On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (“USTR”) and the E.U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance (“U.S.-E.U. Covered Agreement”). The U.S.-E.U. Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from E.U. reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. On December 18, 2018, the U.S. Treasury Department, the USTR, and the U.K. announced they formally signed the Bilateral Agreement on Prudential Measures Regarding Insurance and Reinsurance (“U.S.-U.K. Covered Agreement”). This Agreement has similar terms as the U.S.-E.U. Covered Agreement.

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

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipelines”) is engaged in the business of natural gas and natural gas liquids and hydrocarbons (herein referred to together as “NGLs”) transportation and storage. Boardwalk Pipelines accounted for 10.3%, 8.7% and 8.7% of our consolidated total revenue for the years ended December 31, 2020, 2019 and 2018.

A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) owns, directly and indirectly, 100% of the general partner and limited partnership interests of Boardwalk Pipelines.

Boardwalk Pipelines owns and operates approximately 13,650 miles of interconnected natural gas pipelines directly serving customers in 13 states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipelines also owns and operates approximately 445 miles of NGL pipelines in Louisiana and Texas. In 2020, its pipeline systems transported approximately 3.2 trillion cubic feet (“Tcf”) of natural gas and approximately 80.6 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipelines’ natural gas pipeline systems during 2020 was approximately 8.6 billion cubic feet (“Bcf”). Boardwalk Pipelines’ natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 213.0 Bcf and Boardwalk Pipelines’ NGL storage facilities consist of 11 salt dome caverns located in Louisiana with an aggregate storage capacity of approximately 32.1 MMBbls. Boardwalk Pipelines also owns seven salt dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGL storage operations.

Boardwalk Pipelines’ pipeline and storage systems are described below:

The Gulf South Pipeline Company, LLC (“Gulf South”), effective January 1, 2020, converted from a limited partnership to a limited liability company. Immediately subsequent to the conversion, Boardwalk Pipelines’ Gulf Crossing Pipeline Company LLC, operating subsidiary was merged into Gulf South. The merged pipeline system runs approximately 7,415 miles along the Gulf Coast in the states of Oklahoma, Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 10.9 Bcf per day and average daily throughput for the year ended December 31, 2020 was 5.6 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 91.5 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas Transmission, LLC (“Texas Gas”) pipeline system, a bi-directional pipeline, runs approximately 5,970 miles and is located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 5.9 Bcf per day and average daily throughput for the year ended December 31, 2020 was 3.0 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services. These assets provide approximately 48.8 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 285 miles of pipeline assets. Louisiana Midstream owns and operates the Evangeline Pipeline

(“Evangeline”), which is an approximately 175 mile interstate ethylene pipeline that is capable of transporting approximately 4.2 billion pounds of ethylene per year between Texas and Louisiana, with interconnections with its ethylene distribution system. Throughput for Louisiana Midstream was 80.6 MMBbls for the year ended December 31, 2020.

Boardwalk Texas Intrastate, LLC (“Texas Intrastate”) provides intrastate natural gas transportation services on approximately 250 miles of pipeline located in South Texas. Texas Intrastate is situated to provide access to industrial and power generation markets as well as liquefied natural gas (“LNG”) export markets and third-party pipelines for exports to Mexico.

In 2020, Boardwalk Pipelines placed into service approximately $335 million of growth projects which represents approximately 1.5 Bcf per day of firm natural gas transportation capacity and additional NGL infrastructure as well as expanding natural gas storage capacity at facilities in Mississippi. Collectively, these projects were completed on-time and within budget. Boardwalk Pipelines expects to spend approximately $380 million on its growth projects currently under construction through 2024. Those projects are expected to serve increased natural gas demand from a power generation plant and liquids demand from petrochemical facilities. All of Boardwalk Pipelines’ growth projects are secured by long-term firm contracts.

Customers:  Boardwalk Pipelines serves a broad mix of customers, including end-use customers, such as local distribution companies, electric power generators, exporters of LNG and industrial users, producers and marketers of natural gas, and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S. Boardwalk Pipelines’ delivery market has diversified over time, with increased deliveries to end-use customers, whereas, historically its delivery markets were primarily to other pipelines who then delivered to end-use customers.

Governmental Regulation:  The FERC regulates Boardwalk Pipelines’ interstate natural gas transmission operating subsidiaries under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”). The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the construction, extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipelines’ natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by the FERC covering certain of their facilities, activities and services. The maximum rates that Boardwalk Pipelines’ FERC-regulated subsidiaries may charge for all aspects of the natural gas transportation services they provide, are established through the FERC’s cost-based rate-making process. Key determinants in the FERC’s cost-based rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum rates that may be charged by Boardwalk Pipelines for storage services on Texas Gas, except for services associated with a portion of the working gas capacity on that system, are also established through the FERC’s cost-based rate-making process. The FERC has authorized Boardwalk Pipelines to charge market-based rates for its firm and interruptible storage services for the majority of its other natural gas storage facilities. None of Boardwalk Pipelines’ FERC-regulated entities currently have an obligation to file a new rate case and Gulf South is prohibited from filing a rate case until May 1, 2023, subject to certain exceptions. Boardwalk Texas Intrastate transports natural gas in intrastate commerce under the rules and regulations established by the Texas Railroad Commission and in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services are established under Section 311 of the NGPA and are generally subject to review every five years by the FERC.

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

Boardwalk Pipelines is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Material Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGL pipeline facilities. Boardwalk Pipelines has authority from PHMSA to operate certain natural gas pipeline assets under issued permits with specific conditions that allow it to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline’s Specified Minimum Yield Strength (“SMYS”). Operating at these pressures allows these pipelines to transport all the existing natural gas volumes Boardwalk Pipelines has contracted for on those facilities with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipelines to operate its natural gas pipeline assets at higher pressures and, in the event that PHSMA should elect not to allow Boardwalk Pipelines to operate at these higher pressures, it could affect its ability to transport all of its contracted quantities of natural gas on these pipeline assets, and Boardwalk Pipelines could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations. PHMSA’s regulations also require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (“HCAs”), high population areas (also known as moderate consequence areas (“MCAs”)), and Class 3 and Class 4 areas, which are determined by specific population densities near Boardwalk Pipelines’ pipelines, as well as certain drinking water sources and unusually sensitive ecological areas, along Boardwalk Pipelines’ pipelines and take additional safety measures to protect people and property in these areas.

Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Act”). The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Act, among other things, required PHMSA to complete its outstanding mandates under the 2011 Act and develop new safety standards for natural gas storage facilities. Pursuant to the 2016 Act, PHMSA published a final rule in February of 2020 that amended the minimum safety issues related to natural gas storage facilities, including wells, wellbore tubing and casing, which final rule was amended to add applicable reporting requirements and was published in July of 2020. Also, in October of 2019, PHMSA published the first of three expected regulations relating to new or more stringent requirements for certain natural gas pipelines, that had originally been proposed in 2016 as part of PHMSA’s “gas Mega Rule,” which first final rule became effective on July 1, 2020. This regulation imposed numerous requirements, including  maximum allowable operating pressure (“MAOP”) reconfirmation through re-verification of all historical records for pipelines in service, which re-certification process may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. Additional amendments to this October 2019 final rule relating to recordkeeping for gas transmission lines were published by PHMSA in July of 2020. Boardwalk Pipelines is currently evaluating the operational and financial impact related to this final rule. The remaining rulemakings comprising the gas Mega Rule have not yet been published, and Boardwalk Pipelines cannot predict when they will be finalized; however, they are expected to include revised pipeline repair criteria as well as more stringent corrosion control requirements.

Also, in the Fiscal Year 2021 Omnibus Appropriations Bill passed by Congress and made effective December 27, 2020, the Congress reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines operations, which could cause it to incur increased capital and operating costs and operational delays.

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

Many states where Boardwalk Pipelines operates also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities, and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in permitting or the development or expansion of projects and the issuance of orders enjoining performance of some or all of Boardwalk Pipelines’ operations in the affected areas.

President Biden has indicated that he intends to pursue additional environmental regulations, whether by new legislation, executive actions or regulatory initiatives, which may impact Boardwalk Pipelines’ operations. For example, in recent years, there have been conflicting interpretations of what waterways are subject to jurisdiction under the Clean Water Act, with competing rulemakings being developed, and subsequently challenged in courts, by different presidential administrations. The incoming Biden Administration may propose another interpretation of the extent of this jurisdiction, though we cannot predict the likelihood or effects of any such proposal at this time. Similarly, President Biden has announced plans to take action with regards to climate change and signed executive orders to this effect on January 20, 2021 as described under Item 1A. Risk Factors of the Report.

Historically, Boardwalk Pipelines’ environmental compliance costs have not had a material adverse effect on its business, but there can be no assurance that future compliance with existing requirements will not materially affect Boardwalk Pipelines, or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities.

Properties:  Boardwalk Pipelines is headquartered in leased office space located in Houston, Texas. Boardwalk Pipelines also leases office space in Owensboro, Kentucky. Boardwalk Pipelines’ operating subsidiaries own their respective pipeline systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents.

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 27 hotels. Eleven of these hotels are owned by Loews Hotels & Co, twelve are owned by joint ventures in which Loews Hotels & Co has non-controlling equity interests and four are managed for unaffiliated owners. Loews Hotels & Co’s earnings are derived from the operation of its owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels & Co accounted for 2.2%, 4.6% and 5.4% of our consolidated total revenue for the years ended December 31, 2020, 2019 and 2018. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, San Diego, California	439
Loews Hotel 1000, Seattle, Washington	120
Loews Kansas City Hotel, Kansas City, Missouri*	800
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York	379
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona	398

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Live! by Loews, Arlington, Texas	300
Live! By Loews, St. Louis, Missouri	216
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Aventura Hotel, Orlando, Florida	600
Universal’s Cabana Bay Beach Resort, Orlando, Florida	2,200
Universal’s Endless Summer Resort – Dockside Inn and Suites, Orlando, Florida	2,050
Universal’s Endless Summer Resort – Surfside Inn and Suites, Orlando, Florida	750

Management Contract:
Bisha Hotel and Residences, Toronto, Canada	96
Loews Boston Hotel, Boston, Massachusetts	225
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	347

*	Loews Hotels & Co has a controlling majority equity interest in this property.

Note:	Two owned hotels and many of the joint venture hotels are subject to land leases.

Recent Developments and Growth Projects:

•
In December 2020, Universal’s Endless Summer Resort – Dockside Inn and Suites at Universal Orlando opened with 2,050 guestrooms. As with Loews Hotels & Co’s other properties at Universal Orlando, Loews Hotels & Co operates the hotel and has a joint venture interest in the property;

•
In June 2020, Loews Kansas City Hotel in Kansas City, Missouri, an 800 guestroom hotel with extensive meeting space, opened. Loews Hotels & Co operates the hotel and has a controlling majority equity interest in the property;

•	In February 2020, Live! by Loews in St. Louis, Missouri, a 216 guestroom hotel, opened. Loews Hotels & Co operates the hotel and has a joint venture interest in the property;

•	In 2020, the sale of the Hotel Vogue in Montreal, Canada and an office building in Nashville, Tennessee were completed; and

•
In 2022, Loews Coral Gables Hotel in Coral Gables, Florida, an approximately 242 guestroom hotel in which Loews Hotels & Co will serve as manager and will have a joint venture interest upon completion, is expected to be completed.

ALTIUM PACKAGING LLC

Altium Packaging is a packaging solutions provider and manufacturer in North America. The business specializes in customized mid- and short-run packaging solutions, serving a diverse customer base in the pharmaceutical, dairy, household chemicals, food/nutraceuticals, industrial/specialty chemicals, water and beverage/juice segments. Altium Packaging develops, manufactures and markets a wide range of extrusion blow-molded and injection molded plastic containers for target markets. In addition, Altium Packaging manufactures commodity and differentiated plastic resins from recycled plastic materials for a variety of end markets. Altium Packaging accounted for 8.1%, 6.2% and 6.2% of our consolidated total revenue for the years ended December 31, 2020, 2019 and 2018.

Customers: Altium Packaging sells its products to approximately 9,600 customers throughout North America. Altium Packaging’s largest customers for rigid packaging include a diverse customer base of many nationally recognized branded food, beverage, consumer products and pharmaceutical companies. The recycled resins customer base is primarily domestic with customers in several end markets such as packaging, automotive, industrial and consumer goods.

Properties: Altium Packaging leases its corporate offices in Atlanta, Georgia and Omaha, Nebraska. It operates 60 manufacturing facilities located throughout the United States and seven facilities located in Canada, of which 59 are leased and eight are owned. In addition, Altium Packaging utilizes fourteen warehouse facilities, of which twelve are leased and two are owned.

HUMAN CAPITAL

Including our subsidiaries, we employed approximately 12,200 persons at December 31, 2020. CNA employed approximately 5,800 persons. Boardwalk Pipelines employed approximately 1,240 persons, approximately 100 of whom were covered under collective bargaining agreements. Loews Hotels & Co employed approximately 1,700 persons, approximately 280 of whom were covered under collective bargaining agreements. Altium Packaging employed approximately 3,300 persons, approximately 300 of whom were covered under collective bargaining agreements. We and our subsidiaries have satisfactory labor relations. Separately, unconsolidated entities employ approximately 2,000 persons at properties managed by Loews Hotels & Co.

We and our subsidiaries understand that hiring the right people is critical to our businesses’ long-term strategic success. Each of us has programs in place to help employees build their knowledge, skills and experience, as well as to guide their career development. Across the Loews enterprise, a cornerstone of our human capital strategy is our commitment to fostering a diverse and inclusive work environment, where all people are respected and encouraged to contribute their ideas. We believe that by employing individuals with different backgrounds and experiences, we can better meet the diverse needs of all our stakeholders.

In response to the COVID-19 pandemic, Loews and CNA pivoted to a remote working environment in March of 2020. In the third and fourth quarters Loews and CNA began voluntary re-opening some offices to accommodate employees seeking this flexibility, while carefully monitoring the conditions in those areas and implementing health and safety protocols to protect employees.

Boardwalk Pipelines is part of a critical infrastructure industry whose customers and communities depend upon it to provide safe and reliable service. Boardwalk Pipelines’ employees are essential to ensuring it continues to meet these objectives, and they consider safety in their day-to-day activities to be their primary core value. Boardwalk Pipelines’ emphasis on safety extends to their approach to managing the risk of operational disruptions due to COVID-19, and they have maintained full, continuous operations throughout the pandemic.

The economic effects of COVID-19 have significantly impacted Loews Hotels & Co. In an environment with significantly reduced travel, Loews Hotels & Co had to move aggressively to reduce costs. These cost-reduction measures involved furloughing a substantial portion of its workforce. To help its affected team members, Loews Hotels & Co set up a relief fund and continued to provide medical insurance for several months. When hotels resumed operations, Loews Hotels & Co put into place significant new and enhanced safety and well-being standards and protocols for both team members and guests.

Altium Packaging was deemed an essential business and therefore has continued to operate as a link in the food and household goods supply chains during the COVID-19 pandemic. Altium Packaging is committed to its employees’ safety and has implemented health and safety protocols to help protect its employees.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

			First
			Became
Name	Position and Offices Held	Age	Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	58	2016
David B. Edelson	Senior Vice President and Chief Financial Officer	61	2005
Richard W. Scott	Senior Vice President and Chief Investment Officer	67	2009
Kenneth I. Siegel	Senior Vice President	63	2009
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	71	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	68	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	67	1987

Andrew H. Tisch and James S. Tisch are brothers and are cousins of Jonathan M. Tisch. None of our other executive officers or directors is related to any other.

All of our executive officers, except for Marc A. Alpert, have served in their current roles at Loews Corporation for at least the past five years. Prior to assuming his current role at Loews Corporation in July of 2016, Mr. Alpert served as a partner and head of the Public Companies Practice Group at the law firm of Chadbourne & Parke LLP.

Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

AVAILABLE INFORMATION

Our website address is www.loews.com. We make available, free of charge, through the website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation

Committee charter and Nominating and Governance Committee charter are also available on our website. Information on or accessible through our website is not incorporated by reference into this Report. This Annual Report on Form 10-K and other SEC filings made by Loews Corporation are also accessible through the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors.

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, cash flows, financial condition, or equity of one or more of our subsidiaries. We have described below the material risks facing us and our subsidiaries. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also impact our business or the businesses of our subsidiaries.

You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the SEC and the information we make available to the public before investing in any securities issued by us. Our subsidiaries, CNA Financial Corporation and Boardwalk Pipeline Partners, LP, also file reports with the SEC. You are also cautioned to carefully review and consider the information contained in the reports filed by those subsidiaries with the SEC and the information they make available to the public before investing in any of their securities.

Risks Related to Us and Our Subsidiary, CNA

The COVID-19 pandemic and measures to mitigate the spread of the virus have resulted in significant risk across CNA’s enterprise, which have had, and may continue to have, material adverse impacts on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

The COVID-19 outbreak, and actions seeking to mitigate the spread of the virus, accelerated in both breadth and scope through early 2020, with the World Health Organization declaring it a pandemic on March 11, 2020. The situation has continued to evolve exponentially with implicated exposures increasing given sustained uncertainties across the global marketplace. Both the extensiveness of the pandemic itself, as well as the measures taken to mitigate the virus spread globally, are unprecedented and their effects continue to be pervasive. While vaccination efforts have begun in many geographic locations, the virus continues to spread. Accordingly, it remains the case that nearly a year past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 and measures to mitigate its spread are not yet known and may not emerge for some time.

Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:

Broad economic impact

The economic effect of the pandemic has been broad in nature and has significantly impacted business operations across all industries, including CNA. Depressed economic conditions have led to, and may continue to lead to, decreased insured exposures causing CNA to experience declines in premium volume, especially for lines of business that are sensitive to rates of economic growth and those that are impacted by audit premium adjustments. Significant decreases in premium volume directly and adversely impacts CNA’s underwriting expense ratio. CNA recorded a decrease in its estimated audit premiums during the second quarter of 2020 impacting its net earned premium and if general economic conditions do not improve, CNA’s net written premiums and net earned premiums may be depressed, which may have a material impact on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

While CNA’s losses incurred during 2020 related to COVID-19 and measures to mitigate its spread represent CNA’s best estimate of its ultimate insurance losses resulting from events occurring during 2020 due to the pandemic and the consequent economic crisis given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur in the future. The scope, duration and magnitude of the direct and indirect effects could continue to evolve, and could materially impact CNA’s ultimate loss estimate, including in lines of business where losses have already been incurred, as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus, as well as new or extended shelter in place restrictions and full or partial business closures, could cause CNA to experience additional COVID-19 related catastrophe losses in future quarters, which could be material. For further discussion of risks associated with catastrophe losses, see the Risk Factor, “CNA is vulnerable to material losses from natural and man-made disasters.”

Financial markets and investments

The COVID-19 pandemic has also significantly impacted financial markets. As investors have embarked on a flight to quality, risk free rates have decreased. In addition, liquidity concerns and overall economic uncertainties drove increased volatility in credit spreads and equity markets. While government actions to date have provided some stability to financial markets, economic prospects in the short term continue to be depressed and CNA remains in a historically low interest rate environment. The continued spread of the virus and the extension of efforts to mitigate the spread in numerous geographic areas will continue to cause substantial uncertainty on the timing and strength of any economic recovery and could continue to impact CNA’s investment portfolio results and valuations, and may result in additional volatility or losses in its investment portfolio, which could be material.

These significant financial market disruptions may have a material impact on CNA’s business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time. For further discussion of risks associated with CNA’s investments, see the Risk Factor, “CNA may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.”

Claims and related litigation

CNA has experienced, and is likely to continue to experience, increased claim submissions and litigation related to denial of claims based on policy coverage, in certain lines of business that are implicated by the pandemic and mitigating actions taken by its customers and governmental authorities in response to its spread. These lines include primarily healthcare professional liability, workers’ compensation, commercial property-related business interruption coverage, management liability (directors and officers, employment practices, and professional liability lines) and trade credit. CNA has recorded significant losses in these areas during 2020 and may experience continued losses, which could be material. In addition, CNA’s surety lines may experience increased losses, particularly in construction surety, where there is significant risk that contractors will be adversely and materially impacted by a prolonged decline in economic conditions.

Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, may have a material impact on CNA’s business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

CNA has also incurred and may continue to incur substantial expenses related to litigation activity in connection with COVID-related legal claims. These actions primarily relate to denial of claims submitted as a result of the pandemic and the mitigating actions under commercial property policies for business interruption coverage, including lockdowns and closing of certain businesses. The significance of such litigation, both in substance and volume, and the resultant activities CNA has initiated, including external counsel engagement, and the costs related thereto, may have a material impact on CNA’s business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

Regulatory impact

The regulatory environment is rapidly evolving in direct response to the pandemic and the related mitigating actions. Numerous regulatory authorities to which CNA’s business is subject, have implemented or are contemplating broad and significant regulations restricting and governing insurance company operations during the pandemic crisis. Such actions include, but are not limited to, premium moratoriums, premium refunds and reductions, restrictions on policy cancellations and potential legislation-driven expansion of policy terms. To date, certain state authorities have ordered premium refunds and certain regulatory and legislative bodies have proposed requiring insurers to cover business interruption under policies that were not written to provide for such coverage under the current circumstances. In addition, certain states have directed expansion of workers’ compensation coverage through presumption of compensability of claims for a broad category of workers. This highly fluid and challenging regulatory environment, and the new regulations CNA is now, and may be, subject to may have a material impact on its business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time. For further discussion of risks associated with CNA’s regulatory environment, see the Risk Factor, “CNA is subject to extensive existing state, local, federal and foreign governmental regulations that restrict its ability to do business and generate revenues; additional regulation or significant modification to existing regulations or failure to comply with regulatory requirements may have a materially adverse effect on CNA’s business, operations and financial condition.”

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

There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as workers’ compensation, general liability and professional liability, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with CNA’s insurance reserves are outlined in the Insurance Reserves and Critical Accounting Estimates sections of MD&A in Item 7.

CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves. The effects of unforeseen emerging claim and coverage issues are extremely difficult to predict and may be material.

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

CNA’s active life reserves for long term care policies are based on CNA’s best estimate assumptions as of September 30, 2020, due to a reserve unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases.

Estimating future experience for long term care policies is highly uncertain, because the adequacy of the reserves is contingent upon actual experience and CNA’s future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring CNA to add reserves. The required increase in reserves would be recorded as a charge against its earnings in the period in which reserves are determined to be insufficient. These charges could be substantial. See the Life & Group Policyholder Reserves portion of the Insurance Reserves section of MD&A in Item 7 for more information.

Morbidity and persistency experience, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.

A prolonged period during which investment returns remain at levels lower than those anticipated in CNA’s reserving would result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may require changes to its reserves. This risk is more significant for CNA’s long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the Internal Revenue Code may also affect the rate at which CNA discounts its reserves. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of future premium rate increases approved and the level included in CNA’s reserving assumptions may require an increase to its reserves.

CNA is vulnerable to material losses from natural and man-made disasters.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.

The extent of CNA’s losses from catastrophes is a function of the total amount of its insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to CNA to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Further, significant catastrophic events or a series of catastrophic events have the potential to impose financial stress on the reinsurance industry, which could impact CNA’s ability to collect amounts owed to CNA by reinsurers, thereby resulting in higher net incurred losses.

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

As a result of the items discussed above, catastrophe losses are particularly difficult to estimate, could cause CNA to exhaust its available reinsurance limits and could adversely affect the cost and availability of reinsurance. Accordingly, catastrophic events could have a material adverse effect on CNA’s business, results of operations, financial condition and liquidity.

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

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2020 is $3.3 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.

CNA is exposed to, and may face adverse developments related to, mass tort claims that could arise from its insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, issues related to altered interpretation of coverage and other new and emerging claim theories.

CNA faces potential exposure to various types of new and emerging mass tort claims including, those related to exposure to potentially harmful products or substances such as glyphosate, lead paint and opioids; claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes, including New York reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new claimant activity. Emerging mass tort claim activity, including activity based on such changing judicial interpretations and recent and proposed legislation could have a material adverse effect on CNA’s business, results of operations and financial condition.

CNA may not be able to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable, which could result in increased exposure to risk or a decrease in CNA’s underwriting commitments.

A primary reason CNA purchases reinsurance is to manage its exposure to risk. Under CNA’s ceded reinsurance arrangements, another insurer assumes a specified portion of CNA’s exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of its business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable, CNA may have increased exposure to risk, which could be material. Alternatively, CNA may be unwilling to bear the increased risk, which would reduce the level of its underwriting commitments.

CNA faces intense competition in its industry; it may be adversely affected by the cyclical nature of the property and casualty business and the evolving landscape of its distribution network.

All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services to remain competitive. CNA competes with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than CNA does, for both distributors and customers. This includes agents, brokers and managing general underwriters who may increasingly compete with CNA to the extent that they continue to have direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, such as insuretech firms, resulting in increased pressures on CNA’s ability to remain competitive, particularly in obtaining pricing that is both attractive to CNA’s customer base and risk appropriate to CNA.

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

CNA markets its insurance products worldwide primarily through independent insurance agents, insurance brokers and managing general underwriters who also promote and distribute the products of CNA’s competitors. Any change in CNA’s relationships with its distribution network agents, brokers or managing general underwriters, including as a result of consolidation and their increased promotion and distribution of CNA’s competitors’ products, could adversely affect CNA’s ability to sell its products. As a result, CNA’s business volume and results of operations could be materially adversely impacted.

CNA may be adversely affected by technological changes or disruptions in the insurance marketplace.

Technological changes in the way insurance transactions are completed in the marketplace, and CNA’s ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing “big data” analytics to make underwriting and other decisions that impact product design and pricing. If such utilization is more effective than how CNA uses similar data and information, CNA will be at a competitive disadvantage. There can be no assurance that CNA will continue to compete effectively with its industry peers due to technological changes; accordingly this may have a material adverse effect on CNA’s business, results of operations and financial condition.

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

CNA’s investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond CNA’s control can adversely affect the value of its investments, the realization of investment income and the rate at which it discounts certain liabilities. CNA’s investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of CNA’s investment portfolio that is carried at fair value in the financial statements is not reflective of prices at which actual transactions could occur.

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

In addition, CNA invests a portion of its assets in limited partnerships and common stock which are subject to greater market volatility than its fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments, which may also limit CNA’s ability to withdraw funds from these investments. The timing and amount of income or losses on such investments is inherently variable and can contribute to volatility in reported earnings.

Further, CNA holds a portfolio of commercial mortgage loans. CNA is subject to risk related to the recoverability of loan balances, which is influenced by declines in the estimated cash flows from underlying property leases, fair value of collateral, refinancing risk and the creditworthiness of tenants of the underlying properties, where lease payments directly service the loan. Any changes in actual or expected collections would result in a charge to earnings.

As a result of these factors, CNA may not earn an adequate return on its investments, may be required to write down the value of its investments and may incur losses on the disposition of its investments, all of which could materially adversely affect CNA’s business, results of operations and financial condition.

CNA uses analytical models to assist its decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.

CNA uses various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist CNA in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. CNA incorporates numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis. Further, climate change may make modeled outcomes less certain or produce new, non-modeled risks.

In addition, the effectiveness of any model can be degraded by operational risks, including the improper use of the model, input errors, data errors and human error. As a result, actual results may differ materially from CNA’s modeled results. The profitability and financial condition of CNA substantially depends on the extent to which its actual experience is consistent with the assumptions CNA uses in its models and ultimate model outputs. If, based upon these models or other factors, CNA misprices its products or fails to appropriately estimate the risks it is exposed to, its business, results of operations and financial condition may be materially adversely affected.

Inability to detect and prevent significant employee or third party service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on CNA’s behalf could result in a material adverse effect on CNA’s business, results of operations and financial condition.

CNA may incur losses which arise from employees or third party service providers engaging in intentional, negligent or inadvertent misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. CNA’s or its third party service providers’ controls may not be able to detect all possible circumstances of such non-compliant activity and the internal structures in place to prevent this activity may not be effective in all cases. Any losses relating to such non-compliant activity could adversely affect CNA’s business, results of operations and financial condition.

Portions of CNA’s insurance business is underwritten and serviced by third parties. With respect to underwriting, CNA’s contractual arrangements with third parties will typically grant them limited rights to write new and renewal policies, subject to contractual restrictions and obligations, including requiring them to underwrite within the terms of CNA’s licenses. Should these third parties issue policies that exceed these contractual restrictions, CNA could be deemed liable for such policies and subject to regulatory fines and penalties for any breach of licensing requirements. It is possible that in such circumstance CNA might not be fully indemnified for such third parties’ contractual breaches.

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

These risks could adversely impact CNA’s reputation and client relationships and have a material adverse effect on its business, results of operations and financial condition.

CNA is subject to capital adequacy requirements and, if it is unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

Insurance companies such as CNA are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. In the U.S., these standards apply specified risk factors to various asset, premium and reserve components of CNA’s legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets such as Lloyd’s, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction’s regulatory capital adequacy formula. If CNA does not meet these minimum requirements, CNA may be restricted or prohibited from operating its business in the applicable jurisdictions and specialized markets. If CNA is required to record a material charge against earnings in connection with a change in estimated insurance reserves or the occurrence of a catastrophic event or if it incurs significant losses related to its investment portfolio, which severely deteriorates its capital position, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all.

The IAIS has adopted a common framework for the supervision of internationally active insurance groups and continues to develop a group basis Insurance Capital Standard (“ICS”). The NAIC is also developing a group capital standard that is intended to be comparable to the ICS. The development and adoption of these capital standards could increase CNA’s prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase its cost of regulatory compliance.

CNA’s insurance subsidiaries, upon whom CNA depends for dividends in order to fund its corporate obligations, are limited by insurance regulators in their ability to pay dividends.

CNA is a holding company and is dependent upon dividends, loans and other sources of cash from its subsidiaries in order to meet its obligations. Ordinary dividend payments or dividends that do not require prior approval by the insurance subsidiaries’ domiciliary insurance regulator are generally limited to amounts determined by formulas that vary by jurisdiction. If CNA is restricted from paying or receiving intercompany dividends, by regulatory rule or otherwise, CNA may not be able to fund its corporate obligations and debt service requirements or pay stockholder dividends from available cash. As a result, CNA would need to pursue other sources of capital which may be more expensive or may not be available at all.

Rating agencies may downgrade their ratings of CNA, adversely affecting its ability to write insurance at competitive rates or at all and increasing its cost of capital.

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as CNA’s public debt, are rated by rating agencies, including, A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings, Inc. (“Fitch”). Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.

The rating agencies may take action to lower CNA’s ratings in the future as a result of any significant financial loss or changes in the methodology or criteria applied by the rating agencies. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA’s insurance products to certain markets and the required collateralization of certain future payment obligations or reserves. Further, if one or more of CNA’s corporate debt ratings were downgraded, CNA may find it more difficult to access the capital markets and may incur higher borrowing costs.

In addition, it is possible that a significant lowering of our corporate debt ratings by certain of the rating agencies could result in an adverse effect on CNA’s ratings, independent of any change in CNA’s circumstances. For further discussion of CNA’s ratings, see the Subsidiaries portion of the Liquidity and Capital Resources section of MD&A in Item 7.

CNA is subject to extensive existing state, local, federal and foreign governmental regulations that restrict its ability to do business and generate revenues; additional regulation or significant modification to existing regulations or failure to comply with regulatory requirements may have a materially adverse effect on CNA’s business, results of operations and financial condition.

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

The FERC also regulates the rates Boardwalk Pipelines can charge for its natural gas transportation and storage operations. For cost-based services, the FERC establishes both the maximum and minimum rates Boardwalk Pipelines can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. Boardwalk Pipelines may not be able to recover its costs, including certain costs associated with pipeline integrity, through existing or future rates.

The FERC and/or Boardwalk Pipelines’ customers could challenge the maximum applicable rates that any of its regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. Potential legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of Boardwalk Pipelines’ pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipelines to increased capital and operating costs and operational delays.

Boardwalk Pipelines’ interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation, and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 3 and Class 4 areas, as well as in areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of Boardwalk Pipelines’ intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect Boardwalk Pipelines’ intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies with respect thereto could cause Boardwalk Pipelines to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in Boardwalk Pipelines incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to its operations or ability to reliably serve its customers. Requirements that are imposed under the 2011 Act or the more recent 2016 Act may also increase Boardwalk Pipelines’ capital and operating costs or impact the operation of its pipelines. In the Fiscal Year 2021 Omnibus Appropriations Bill, Congress reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory actions. Any new pipeline safety legislation or implementing regulations could impose more stringent or costly compliance obligations on Boardwalk Pipelines and could require it to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis, any or all of which tasks could result in Boardwalk Pipelines incurring increased operating costs that could have a material adverse effect on its costs of providing transportation services.

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

Legislative and regulatory initiatives related to climate change make Boardwalk Pipelines’ operations as well as the operations of its fossil fuel producer customers subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of greenhouse gases (“GHGs”).

The threat of climate change continues to attract considerable attention in the U.S. and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions, which makes Boardwalk Pipelines operations as well as the operations of its fossil fuel producer customers subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. With the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the Environmental Protection Agency (“EPA”) has adopted several rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain natural gas system sources in the U.S., implement New Source Performance Standards (“NSPS”) directing the reduction of methane from certain new, modified or reconstructed facilities in the natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the U.S. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions, as the EPA under the Obama Administration published final regulations under the CAA establishing new performance standards for methane in 2016, but since that time the EPA under the Trump Administration has undertaken several measures, including publishing in September of 2020 final rule policy and technical amendments to the NSPS, for stationary sources of air emissions. The policy amendments, effective September 14, 2020, notably removed the transmission and storage sector from the regulated source category and rescinded methane and volatile organic compound (“VOC”) requirements for the remaining sources that were established by former President Obama’s Administration; whereas the technical amendments, effective November 16, 2020, included changes to fugitive emissions monitoring and repair schedules for gathering and boosting compressor stations and low-production wells, and recordkeeping and reporting requirements. Various states and industry and environmental groups are separately challenging both the original 2016 standards and the EPA's September 2020 final rules, and on January 20, 2021, President Biden issued an executive order, that directed the EPA to reconsider the technical amendments and issue a proposed rule suspending, revising or rescinding those amendments by no later than September of 2021. A reconsideration of the September 2020 policy amendments is expected to follow. The January 20, 2021, executive order also directed the establishment of new methane and VOC standards applicable to existing oil and gas operations, including the production, transmission, processing and storage segments. Various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs and restriction of emissions. At the international level, the non-binding Paris Agreement requests that nations limit their GHG emissions through individually-determined reduction goals every five years after 2020. Although the U.S. had withdrawn from the Paris Agreement, President Biden has issued executive orders recommitting the U.S. to the Paris Agreement and calling for the federal government to begin formulating the U.S.’ nationally determined emissions reduction goal under the agreement. With the U.S. recommitting to the Paris Agreement, additional executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the Paris Agreement’s goals.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, suspending the issuance of new leases for oil and gas development on federal lands, pending completion of a review of leasing and permitting practices and expanding on the Acting Secretary of the U.S. Department of the Interior's January 20, 2020 order, effective immediately, that suspends new oil and gas leases and drilling permits on federal lands and waters for a period of 60 days. The executive order also called for the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risks across government agencies and economic sectors. Legal challenges to these suspensions are expected, with at least one industry group filing a lawsuit on January 27, 2021, in Wyoming federal district court and seeking to have the moratorium declared invalid. The new presidential administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against fossil fuel producer companies in state or federal court, alleging that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel energy companies as investors in fossil fuel energy companies become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. This could make it more difficult for Boardwalk Pipelines to secure funding for exploration and production or midstream energy business activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce fossil fuels or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for fossil fuels, which could reduce demand for Boardwalk Pipelines’ transportation and storage services. Political, litigation and financial risks may result in its fossil fuel producer customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing their ability to continue to operate in an economic manner, which also could reduce demand for Boardwalk Pipelines’ services. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) could reduce demand for hydrocarbons, and for Boardwalk Pipelines’ services. Finally, increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events.

The outbreak of COVID-19 and the measures to mitigate the spread of COVID-19 could materially adversely affect Boardwalk Pipelines’ business, financial condition and results of operations and those of its customers, suppliers and other business partners.

The global outbreak of COVID-19 has materially negatively impacted worldwide economic and commercial activity and financial markets and has impacted global demand for oil and petrochemical products. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. If significant portions of Boardwalk Pipelines’ workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with COVID-19, its business could be materially adversely affected. Boardwalk Pipelines may also be unable to perform fully on its contracts, and its costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable. It is possible that the continued spread of COVID-19 could also further cause disruption in Boardwalk Pipelines’ customers’ business; cause delay, or limit the ability of its customers to perform, including in making timely payments to it; and cause other unpredictable events. The impact of COVID-19 has impacted capital markets, which may impact Boardwalk Pipelines’ customers’ financial position, and recoverability of its receivables from its customers may be at risk. The full impact of COVID-19 is unknown and continues to evolve. The extent to which COVID-19 negatively impacts Boardwalk Pipelines’ business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the continued actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. It might also have the effect of increasing several of the other risk factors contained herein.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact Boardwalk Pipelines’ business.

Boardwalk Pipelines’ customers, especially producers and certain plant operators, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in both domestic and worldwide supply and demand, market uncertainty and a variety of additional factors, including for natural gas the realization of potential LNG exports and demand growth within the power generation market. The recent volatility in the pricing levels of natural gas, oil and NGLs has adversely affected the businesses of certain of Boardwalk Pipelines’ producer customers and could result in defaults or the non-renewal of Boardwalk Pipelines’ contracted capacity when existing contracts expire. The current erosion in commodity prices could affect the operations of certain of Boardwalk Pipelines’ industrial customers, including the temporary closure or reduction of plant operations, resulting in decreased deliveries to those customers. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and decrease demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could diminish the utilization of capacity on Boardwalk Pipelines’ systems and reduce the demand of its services.

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

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. Boardwalk Pipelines has credit risk with both its existing customers and those supporting its growth projects. Credit risk exists in relation to Boardwalk Pipelines’ growth projects, both because expansion customers make long term firm capacity commitments to Boardwalk Pipelines for such projects and certain of those expansion customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support or defaults during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project occurs or Boardwalk Pipelines is unable to replace the defaulting customer with a customer willing to pay similar rates. In 2020 and 2019, two expansion customers declared bankruptcy for which Boardwalk Pipelines was able to use the credit support obtained during the growth project process to cover a portion of the customer’s remaining long term commitment.

Boardwalk Pipelines’ credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipelines to them under certain NNS and parking and lending (“PAL”) services.

Boardwalk Pipelines’ revolving credit facility contains operating and financial covenants that restrict its business and financing activities.

Boardwalk Pipelines’ revolving credit facility contains operating and financial covenants that may restrict its ability to finance future operations or capital needs or to expand or pursue business activities. Its credit agreement limits its ability to make loans or investments, make material changes to the nature of its business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. This agreement also requires it to maintain a ratio of consolidated debt to consolidated EBITDA (as defined in the agreement) of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period, which limits the amount of additional indebtedness Boardwalk Pipelines can incur to grow its business, and could require it to reduce indebtedness if its earnings before interest, income taxes, depreciation and amortization (“EBITDA”) decreases to a level that would cause it to breach this covenant. Future financing agreements Boardwalk Pipelines may enter into could contain similar or more restrictive covenants or may not be as favorable as those under its existing indebtedness.

Boardwalk Pipelines’ ability to comply with the covenants and restrictions contained in its credit agreement may be affected by events beyond its control, including economic, financial and market conditions. If market, economic conditions or its financial performance deteriorate, its ability to comply with these covenants may be impaired. If Boardwalk Pipelines is not able to incur additional indebtedness, it may be required to seek other sources of funding that may be on less favorable terms. If it defaults under its credit agreement or another financing agreement, significant additional restrictions may become applicable. In addition, a default could result in a significant portion of its indebtedness becoming immediately due and payable, and its lenders could terminate their commitment to make further loans to it. If such event occurs, Boardwalk Pipelines would not have, and may not be able to obtain, sufficient funds to make these accelerated payments.

Boardwalk Pipelines’ substantial indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.

As of December 31, 2020, Boardwalk Pipelines had $3.5 billion in principal amount of long-term debt outstanding, including amounts borrowed under its revolving credit facility. This level of debt requires significant interest payments. Boardwalk Pipelines’ inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Boardwalk Pipelines’ substantial indebtedness could have important consequences. For example, it could:

•	limit Boardwalk Pipelines’ ability to borrow money for its working capital, capital expenditures, debt service requirements or other general business activities;

•	impact the ratings received from credit rating agencies;

•	increase Boardwalk Pipelines’ vulnerability to general adverse economic and industry conditions; and

•	limit Boardwalk Pipelines’ ability to respond to business opportunities, including growing its business through acquisitions.

Boardwalk Pipelines is permitted, under its revolving credit facility and the indentures governing its notes, to incur additional debt, subject to certain limitations under its revolving credit facility and, in the case of unsecured debt, under the indentures governing the notes. If Boardwalk Pipelines incurs additional debt, its increased leverage could also result in the consequences described above.

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

Substantial portions of Boardwalk Pipelines’ pipelines, storage and other facilities are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents, and Boardwalk Pipelines is subject to the possibility of more onerous terms and/or increased costs to retain necessary land use rights if it does not have valid land use rights or if such land use rights lapse or terminate. Some of the rights to construct and operate Boardwalk Pipelines’ pipelines storage or other facilities on land owned by third parties and governmental agencies that it obtains are for specific periods of time. Boardwalk Pipelines cannot guarantee that it will always be able to renew, when necessary, existing land use rights or obtain new land use rights without experiencing significant costs or experiencing landowner opposition. Any loss of these land use rights with respect to the operation of Boardwalk Pipelines’ pipelines, storage and other facilities, through its inability to renew right-of-way or easement contracts or permits, licenses, consents or otherwise, could have a material adverse effect on its operations.

Rising sea levels, subsidence and erosion could damage Boardwalk Pipelines’ pipelines and the facilities that serve its customers, particularly along coastal waters and offshore in the Gulf of Mexico.

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

•
a significant increase in interest expense or financial leverage if it incurs additional debt to finance the acquisition or project or if Boardwalk Pipelines makes inaccurate assumptions about the overall costs of debt;

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

Risks Related to Us and Our Subsidiary, Loews Hotels & Co

The COVID-19 pandemic and efforts to mitigate the spread of the virus have had, and are expected to continue to have, material adverse impacts on Loews Hotels & Co’s results of operations, financial condition and cash flows.

In response to the spread of COVID-19, governments across the globe implemented measures to mitigate the spread of the virus, such as through city, regional or national lockdowns or stay-at-home orders, narrowly defined and widespread business closures, restrictions on travel, limitations on large group gatherings and quarantines, among others. Beyond the existence of governmental restrictions, the perception of health risks associated with COVID-19 has limited, and continues to further limit, business and leisure travel. Furthermore, theme parks in Orlando, Florida, which temporarily closed, now operate at reduced capacity levels. In addition, certain coastal beaches repeatedly have been ordered closed and professional sports leagues have suspended or modified their seasons with no or limited spectators permitted in attendance. The spread of the coronavirus and the containment efforts have had, and continue to have, macro-economic implications, including increased unemployment levels, declines in economic growth rates and possibly a global recession, the effects of which could be felt well beyond the time the spread of the virus is mitigated or contained. These developments have caused unprecedented disruptions to the global economy and normal business operations across sectors, including the hospitality industry that depends on active levels of business and leisure travel, very little of which is occurring in the current environment.

Due to the COVID-19 pandemic and efforts to mitigate the spread of the virus, beginning in March of 2020, Loews Hotels & Co temporarily suspended operations at the majority of its owned and/or operated hotels. Since then, most hotels have resumed operations, but occupancy rates remain considerably lower than those from the prior year, or even occupancy rates prior to March of 2020. As such, revenues have been substantially lower and may be insufficient to offset certain fixed costs, such as insurance and property taxes. As of February 5, 2021, five hotels have suspended operations. These five hotels continue to be evaluated to determine when it will be prudent to resume operations. The potential for the suspension or resuspension of operations at operating hotels varies by hotel property and will depend on numerous factors, many of which are outside Loews Hotels & Co’s control. In addition, as a result of the COVID-19 crisis, Loews Hotels & Co has had to implement a number of new measures for the health and safety of its guests and employees. These new measures, which may need to remain in place for the foreseeable future, have resulted and will continue to result in increased costs.

Given that Loews Hotels & Co owns and leases, relative to some of its competitors, a higher proportion of its hotel properties, compared to the number of properties that it manages for third-party owners, it may as a result of COVID-19 and mitigation measures face increased risks associated with mortgage debt, including the possibility of default, cash trap periods, the inability to draw further loan disbursements and reduced availability of replacement financing at reasonable terms or at all; difficulty reducing costs; declines in real estate values and potential additional impairments in the value of Loews Hotels & Co’s assets; and a limited ability to respond to market conditions. In addition, uncertain or fluctuating real estate valuations and the inability for third-party purchasers to obtain capital may prevent Loews Hotels & Co from selling properties on acceptable terms.

The full extent and duration of the impacts caused by the COVID-19 outbreak on Loews Hotels & Co’s business, financial condition, operating results and cash flows remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration (including the extent of any resurgences in the future), transmission rate and geographic spread of COVID-19 in the United States, Canada and elsewhere, the extent and effectiveness of the containment measures taken, the timing of and manner in which containment efforts are reduced or lifted, the timing and ability of vaccinations and other treatments to combat COVID-19, and the response of the overall economy, financial markets and the population, particularly in areas in which Loews Hotels & Co operates, once the current containment measures are reduced or lifted. Accordingly, COVID-19 presents continuing material uncertainty and risk with respect to Loews Hotels & Co’s business, results of operations, financial condition and cash flows.

Even following containment of COVID-19, continuing uncertainty exists around when and if Loews Hotels & Co will be able to resume normal, pre-COVID-19 level operations for business or leisure travel. Once the COVID-19 outbreak is mitigated or contained, whenever that may be, historical travel patterns, both domestic and international, may continue to be disrupted either on a temporary basis or with longer term effects. For example, certain travel is dependent on commercial airlines restoring capacity, and their inability to restore full capacity could impact demand for Loews Hotels & Co’s services. Additionally, businesses now forced to rely on remote working and videoconferences may reduce the level of business travel both to save costs and to reduce the risk of exposure for their employees, and they may also seek alternatives to large public gatherings such as conferences and conventions. Leisure travelers may also be less inclined to travel or gather in large groups out of ongoing safety concerns, regardless of the lifting of mandated or recommended restrictions. In addition, with the expected adverse impact on jobs and the economy more broadly, at least in the short term, leisure travel will likely be further impacted due to economic reasons. Further, the demand for lodging, and consumer confidence in travel generally, may not recover as quickly as other industries. Any of these trends could have continuing material adverse effects on Loews Hotels & Co’s results of operations, financial condition and cash flow.

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

Loews Hotels & Co continues to evaluate spending and manage operating expenses, including eliminating non-essential spending, reducing costs related to its management company, marketing, sales, and technology and deferring planned renovations, all of which could impair its ability to compete effectively and harm its business. Loews Hotels & Co has received and may receive additional demands or requests from labor unions that represent its employees, whether in the course of its periodic renegotiation of collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, operational protocols or other terms that could increase costs, and could experience labor disputes or disruptions as it continues to implement mitigation or re-opening plans. Some actions Loews Hotels & Co has taken, or may take in the future, to reduce costs for it or its third-party owners may negatively impact guest loyalty, owner preference, and its ability to attract and retain employees, and its reputation and market share may suffer as a result. Further, once the effects of the pandemic subside, the recovery period could be extensive and certain operational changes, particularly with respect to enhanced health and safety measures, may continue to be necessary and could increase ongoing costs.

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

Loews Hotels & Co’s construction projects could be delayed as a result of COVID-19 and related containment efforts, including delays applicable to or affecting contractors, suppliers and inspectors required to review projects.

As a manager of hotels owned by joint ventures that Loews Hotels & Co invests in and by third parties, Loews Hotels & Co earns fees based on the revenues that those managed hotels generate. As a result of reduced revenues described above due to COVID-19 and mitigating measures, Loews Hotels & Co’s fee-based revenues are also materially reduced. Certain of these properties also have contracts that require payments by Loews Hotels & Co to preserve its management of the hotel if the hotel’s operating results do not achieve certain performance levels. These payments may be uneconomical for Loews Hotels & Co and lead to Loews Hotels & Co no longer managing one or more of those properties.

In properties in which Loews Hotels & Co has an ownership interest, Loews Hotels & Co leases space to third-party tenants and earns both fixed and variable amounts of rent, depending on each underlying lease arrangement. Some of these tenants informed Loews Hotels & Co that their operations are similarly impacted by COVID-19 business restrictions causing rent abatement periods in certain circumstances. In addition, variable rent, which is generally tied to the tenant’s sales, has been, and will continue to be, materially adversely affected by the effects of the pandemic.

Loews Hotels & Co’s business may be materially adversely affected by various operating risks common to the hospitality industry, including competition, excess supply and dependence on business travel and tourism.

Loews Hotels & Co owns and operates hotels that have different economic characteristics than many other real estate assets. A typical office property, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each hotel to change every day, and results in earnings that can be highly volatile.

In addition, Loews Hotels & Co’s properties are subject to various operating risks common to the hospitality industry, many of which are beyond Loews Hotels & Co’s control, including:

•
changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets, as well as more localized changes in the economy of each hotel’s geographic location;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as the recent coronavirus;

•	federal, state or local government-mandated travel restrictions and/or shut-down orders of hotels or other drivers that reduce demand for hotel businesses;

•	natural or man-made disasters or other catastrophes;

•	material reductions or prolonged interruptions of public utilities and services;

•
decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business due to self-imposed and/or government-mandated travel restrictions, adverse economic conditions or otherwise;

•	decreased need for business-related travel due to innovations in business-related technology;

•	competition from other hotels and alternative accommodations, such as Airbnb, in the markets in which Loews Hotels & Co operates;

•	requirements for periodic capital reinvestment to maintain and upgrade hotels;

•
increases in operating costs, including labor (such as from minimum wage increases), workers’ compensation, benefits, insurance, food and beverage, commodity costs, energy and unanticipated costs resulting from force majeure events, due to inflation, new or different federal, state or local governmental regulations, including tariffs, constrained supply, and other factors that may not be offset by increased revenues;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

•
organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for Loews Hotels & Co’s properties generally as a result of certain labor tactics;

•
changes in the desirability of particular locations or travel patterns of customers, including with respect to the underlying attractions supporting Loews Hotels & Co’s immersive destination properties, such as the Universal theme park for its Orlando, Florida properties, and stadiums, arenas and convention centers for properties in other markets;

•	geographic concentration of operations and customers;

•	shortages of desirable locations for development; and

•
relationships with third-party property owners, developers and joint venture partners, including the risk that third-party property owners, developers and/or partners may encounter financial difficulties, may not fulfill material obligations and/or may terminate lease, management, joint venture or other agreements.

In addition to materially affecting the business of Loews Hotels & Co generally, these factors, and the reputational repercussions of these factors, could materially adversely affect, and from time to time have materially adversely affected, individual hotels and hotels in particular regions.

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

•	risks associated with real estate leases, including the possibility of rent increases and the inability to renew or extend upon favorable terms;

•	risks associated with real estate condominiums, including the possibility of special assessments by condominiums that Loews Hotels & Co does not control;

•	fluctuations in real estate values and potential impairments in the value of Loews Hotels & Co’s assets; and

•	the relative illiquidity of real estate compared to some other assets.

The hospitality industry is subject to seasonal and cyclical volatility.

The hospitality industry is seasonal in nature. The periods during which Loews Hotels & Co’s properties experience higher revenues vary from property to property, depending principally upon location and the consumer base served. Historically, Loews Hotels & Co generally has experienced revenues and earnings that are lower in the third quarter of each year than in each of the other quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of its industry may contribute to fluctuation in Loews Hotels & Co’s results of operations and financial condition.

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

Any deterioration in the quality or reputation of Loews Hotels & Co’s brands could have a material adverse effect on its reputation and business.

Loews Hotels & Co’s brands and reputation are among its most important assets. Its ability to attract and retain guests depends, in part, on the public recognition of its brands and their associated reputation. If its brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, or its brands or reputation are otherwise harmed, Loews Hotels & Co may be unable to attract guests to its properties, and may further be unable to attract or retain joint venture partners or hotel owners. Loews Hotels & Co’s reputation may also suffer as a result of negative publicity regarding its hotels, including as a result of social media reports, regardless of the accuracy of such publicity. The continued expansion of media and social media formats has compounded the potential scope of negative publicity and has made it more difficult to control and effectively manage negative publicity.

Loews Hotels & Co’s efforts to develop new properties and renovate existing properties could be delayed or become more expensive.

Loews Hotels & Co from time to time needs to renovate its properties and is currently expanding its portfolio through the ground-up construction of a new property in Coral Gables, Florida. Further it may in the future similarly develop additional new properties. Often these projects are undertaken with joint venture partners who may also serve as developer. These renovation and construction efforts are subject to a number of risks, including:

•
construction delays, changes to plans and specifications and cost overruns (including labor and materials or unforeseeable site conditions) that may increase project costs; cause new development projects to not be completed by lender imposed required completion dates or subject Loews Hotels & Co to cancellation penalties for reservations accepted;

•	obtaining zoning, occupancy and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•	governmental restrictions on the size or kind of development;

•	projects financed with construction debt are subject to interest rate risk as uncertain timing and amount of draws make effective hedging difficult to obtain;

•	weather delays and force majeure events, including earthquakes, tornados, hurricanes or floods; and

•	design defects that could increase costs.

Additionally, developing new properties typically involves lengthy development periods during which significant amounts of capital must be funded before the properties begin to operate and generate revenue. If the cost of funding new development exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, Loews Hotels & Co’s operating results could be reduced. Further, due to the lengthy development cycle, intervening adverse economic conditions in general and as they apply to Loews Hotels & Co and its development partners may alter or impede the development plans, thereby resulting in incremental costs or potential impairment charges. In addition, using multiple sources of capital to develop new properties reduces or eliminates the ability of Loews Hotels & Co to cease commenced projects if the overall economic environment conditions change. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.

Co-investing in hotel properties decreases Loews Hotels & Co’s ability to manage risk.

Loews Hotels & Co has from time to time invested, and expects to continue to invest, in hotel properties or businesses as a co-investor. Co-investors often have shared control over the operation of the property or business. Therefore, the operation of such properties or businesses is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, investments with other investors may involve risks such as the possibility that the co-investor might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with Loews Hotels & Co’s business interests or goals. Further, Loews Hotels & Co may be unable to take action without the approval of its co-investors, or its co-investors could take actions binding on the property without the consent of Loews Hotels & Co. Additionally, should a co-investor become bankrupt, Loews Hotels & Co could become liable for its share of liabilities.

Loews Hotels & Co’s properties are geographically concentrated, which exposes its business to the effects of regional events and occurrences.

Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2020, eight hotels, representing 54% of rooms in its system, were located at Universal Orlando in Orlando, Florida and nine hotels, representing approximately 59% of rooms in its system, were located in Florida. The concentration of hotels in one region or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments include regional economic downturns, a decline in the popularity of or access to area tourist attractions, such as theme parks, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets and potentially higher local property, sales and income taxes, property insurance costs or other expenses in the geographic markets in which it is concentrated. In addition, Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, and which may in the future be intensified as a result of climate change, as well as outbreaks of pandemic or contagious diseases. Loews Hotels & Co’s business may be significantly affected by other risks common to the Florida tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt or reduce air travel to and from Florida for any reason can adversely affect its business.

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

Although Loews Hotels & Co maintains various property, casualty and other insurance policies, proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Additionally, insurance policies that it maintains may not be available in the future at commercially reasonable costs and terms. The insurance coverage Loews Hotels & Co maintains may contain large deductibles or may not cover all risks to which its properties are potentially subject.

Labor shortages could restrict Loews Hotels & Co’s ability to operate its properties or grow its business or result in increased labor costs that could reduce its results of operations.

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

A portion of Loews Hotels & Co’s labor force is covered by collective bargaining agreements.

Work stoppages and other labor problems could negatively affect Loews Hotels & Co’s business and results of operations. A prolonged dispute with covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on Loews Hotels & Co’s operations. Adverse publicity in the marketplace related to union messaging could further harm its reputation and reduce customer demand for its services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could have an adverse impact on its results of operations. To the extent that Loews Hotels & Co’s non-union employees join unions, Loews Hotels & Co would have greater exposure to risks associated with such labor problems. Furthermore, Loews Hotels & Co may have, or acquire in the future, multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status and a withdrawal in the future could result in the incurrence of a contingent liability that would be payable in an amount and at such time (or over a period of time) that would vary based on a number of factors at the time of (and after) withdrawal. Any such events or additional costs may have materially adverse effects.

Risks Related to Us and Our Subsidiary, Altium Packaging

The COVID-19 pandemic may have an adverse impact on Altium Packaging.

Altium Packaging manufactures packaging that is used with products in critical sectors, such as the pharmaceutical, household and industrial cleaning and food and beverage markets, and is thus an essential business as contemplated by state and local orders. It therefore has operated, and continues to operate, nearly all of its manufacturing facilities at full capacity to support those sectors. However, certain of Altium Packaging’s end markets, such as its commercial food services, institutional food and automotive customers, have been negatively impacted and its sales to those customers have been adversely affected. In addition, if widespread infections were to affect any of its facilities or workers, including those supporting critical sectors, it may be required to temporarily shut down or otherwise modify the working conditions at such facilities to address the infections. Any such changes could cause Altium Packaging to be unable to meet demand from its customers if it cannot provide support from other facilities in its network.

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

In addition, the credit agreements governing its current indebtedness contain, and any future debt instruments would likely contain, financial and other restrictive covenants, which impose operating and financial restrictions on it. As a result of these covenants, Altium Packaging could be limited in the manner in which it conducts its business and may be unable to engage in favorable business activities or finance future operations or capital needs. Furthermore, a failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on Altium Packaging.

Altium Packaging is exposed to changes in consumer preferences.

Sales of Altium Packaging’s plastic containers depend heavily on the volume of sales made by its customers to consumers. Consequently, changes in consumer preferences for products in the industries that it serves or the packaging formats in which such products are delivered, whether as a result of changes in cost, convenience or health, environmental and social concerns or perceptions regarding plastics, may result in a decline in the demand for Altium Packaging’s plastic container products.

Fluctuations in raw material prices and raw material availability may materially affect Altium Packaging’s results of operations.

To produce its products, Altium Packaging uses large quantities of plastic resins and recycled plastic materials. It faces the risk that its access to these raw materials may be interrupted or that it may not be able to purchase these raw materials at prices that are acceptable to it. In general, Altium Packaging does not have long-term supply contracts with its suppliers, and its purchases of raw materials are subject to market price volatility. Although Altium Packaging generally is able to pass changes in the prices of raw materials through to its customers over a period of time, it may not always be able to do so or there may be a lag between when its costs increase and when it passes those costs through to its customers. It may not be able to pass through all future raw material price increases in a timely manner or at all due to competitive pressures. In addition, a sustained increase in resin and recycled plastic prices, relative to alternative packaging materials, would make plastic containers less economical for its customers and could result in reductions in the use of plastic containers. Any limitation on its ability to procure its primary raw materials or to pass through price increases in such materials on a timely basis could materially negatively affect Altium Packaging.

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

The spread of COVID-19 and mitigating measures has had, and continues to have, macroeconomic implications, including increased unemployment levels, declines in economic growth rates and possibly a global recession, the effects of which could be felt well beyond the time during which the spread of the virus is mitigated or contained. These developments have caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors and countries in which we and our subsidiaries operate. Because of the size and breadth of the pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

As a result of workplace restrictions, both voluntary and those imposed by governmental authorities, in response to the COVID-19 pandemic, large portions of our and our subsidiaries’ employees are working from home, which, among other things, may disrupt their productivity. Similar workplace restrictions are in place at many of our and our subsidiaries’ critical vendors, which may result in interruptions in service delivery or failure by vendors to properly perform required services. In addition, having shifted to remote working arrangements and being more dependent on internet and telecommunications access and capabilities, we and our subsidiaries also face a heightened risk of cybersecurity attacks or data security incidents. We and our subsidiaries also self-insure our health benefits and therefore may experience increased medical claims as a result of the pandemic.

Acts of terrorism could harm us and our subsidiaries.

Terrorist attacks and the continued threat of terrorism in the United States or abroad, the continuation or escalation of existing armed hostilities or the outbreak of additional hostilities, including military and other action by the United States and its allies, could have a significant impact on us and the assets and businesses of our subsidiaries. CNA issues coverages that are exposed to risk of loss from an act of terrorism. Terrorist acts or the threat of terrorism could also result in increased political, economic and financial market instability, a decline in energy consumption and volatility in the price of oil and gas, which could affect the market for Boardwalk Pipelines’ transportation and storage services. In addition, future terrorist attacks could lead to reductions in business travel and tourism which could harm Loews Hotels & Co. While our subsidiaries take steps that they believe are appropriate to secure their assets, there is no assurance that they can completely secure them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

Our subsidiaries face significant risks related to compliance with environmental laws.

Our subsidiaries have extensive obligations and financial exposure related to compliance with federal, state, local, foreign and international environmental laws, including those relating to the discharge of substances into the environment, the disposal, removal or clean up of hazardous wastes and other activities relating to the protection of the environment. Many of such laws have become increasingly stringent in recent years and may in some cases impose strict liability, which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Boardwalk Pipelines is subject to environmental laws and regulations, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which it disposes of waste, requiring remedial action to remove or mitigate contamination resulting from a spill or other release and requiring capital expenditures to comply with pollution control requirements. In addition, Altium Packaging may be adversely affected by laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Further, existing environmental laws or the interpretation or enforcement thereof may be amended and new laws may be adopted in the future.

Failures or interruptions in or breaches to our or our subsidiaries’ computer systems could materially and adversely affect our or our subsidiaries’ operations.

We and our subsidiaries are dependent upon information technologies, computer systems and networks, including those maintained by us and our subsidiaries and those maintained and provided to us and our subsidiaries by third parties (for example, “software-as-a-service” and cloud solutions), to conduct operations and are reliant on technology to help increase efficiency in our and their businesses. We and our subsidiaries are dependent upon operational and financial computer systems to process the data necessary to conduct almost all aspects of our and their businesses. Any failure of our or our subsidiaries’ computer systems, or those of our or their customers, vendors or others with whom we and they do business, could materially disrupt business operations. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, theft, design defects, human error or complications encountered as existing systems are replaced or upgraded. In addition, it has been reported that unknown entities or groups have mounted so-called “cyber attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In particular, the U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences and hotel chains, among other consumer-facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Breaches of our and our subsidiaries’ computer security infrastructure can result from actions by our employees, vendors, third party administrators or by unknown third parties, and may disrupt our or their operations, cause significant damage to our or their assets and surrounding areas, cause loss of life or serious bodily injury and impact our or their data framework or cause a failure to protect personal information of customers or employees.

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

We and our subsidiaries rely on products, equipment and services provided by many third-party suppliers, manufacturers and service providers in the United States and abroad, which exposes us and them to volatility in the quality, price and availability of such items. These include, for example, vendors of computer hardware, software and services, as well as other critical materials and services (including, in the case of CNA, claims administrators performing significant claims administration and adjudication functions). Certain products, equipment and services may be available from a limited number of sources. If one or more key vendors becomes unable to continue to provide products, equipment or services at the requisite level for any reason, or fails to protect our proprietary information, including in some cases personal information of employees, customers or hotel guests, we and our subsidiaries may experience a material adverse effect on our or their business, operations and reputation.

We could incur impairment charges related to the carrying value of the long-lived assets and goodwill of our subsidiaries.

Our subsidiaries regularly evaluate their long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Most notably, we could incur impairment charges related to the carrying value of pipeline and storage assets at Boardwalk Pipelines and hotel investments owned by Loews Hotels & Co.

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

From time to time we and our subsidiaries are subject to litigation, for which we and they may be unable to accurately assess the level of exposure and which if adversely determined, may have a significant adverse effect on our or their financial condition or results of operations.

We and our subsidiaries are or may become parties to legal proceedings and disputes. These matters may include, among others, contract disputes, claims disputes, reinsurance disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, intellectual property disputes, disputes related to employment and tax matters and other litigation incidental to our or their businesses. It is difficult to predict the outcome or effect of any litigation matters and the outcome of any pending or future litigation could have a significant impact on our or our subsidiaries’ financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in leased office space in two buildings in New York City. Information relating to our subsidiaries’ properties is contained under Item 1.

Item 3. Legal Proceedings.

Information on our legal proceedings is included in Notes 18 and 19 of the Notes to Consolidated Financial Statements, included under Item 8. In addition, information regarding the bankruptcy of Diamond Offshore is included in the Overview section of MD&A in Item 7 and Note 2 of the Notes to Consolidated Financial Statements, included under Item 8.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “L”.

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”), our new peer group set forth below (“Loews New Peer Group”) and our old peer group set forth below (“Loews Old Peer Group”) for the five years ended December 31, 2020. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, the Loews New Peer Group and the Loews Old Peer Group was $100 on December 31, 2015 and that all dividends were reinvested. We seek to construct our peer group based on comparable products and services, revenue composition and size. In reevaluating our peer group this year, we have removed three peers due to the deconsolidation of Diamond Offshore in the second quarter of 2020. In addition, we added seven peers to better reflect the current composition of our operating subsidiaries. We believe these changes to the peer group provide a more meaningful comparison in terms of comparable products and services, revenue composition and size.

250
200
150
100
50
2015
2016
2017
2018
2019
2020
Loews Common Stock
S&P 500 Index
Loews New Peer Group
Loews Old Peer Group

	2015	2016	2017	2018	2019	2020
Loews Common Stock	100.0	122.71	131.78	120.51	139.66	120.54
S&P 500 Index	100.0	111.96	136.40	130.42	171.49	203.04
Loews New Peer Group (a)	100.0	125.12	130.52	116.53	146.51	126.42
Loews Old Peer Group (b)	100.0	116.08	119.57	112.18	137.91	132.60

(a)
The Loews New Peer Group consists of the following companies that are industry peers of our principal operating subsidiaries:  Berry Global, Inc., Chubb Limited (name change from ACE Limited after it acquired The Chubb Corporation on January 15, 2016), Diamond Rock Hospitality Company, Enbridge Inc., Energy Transfer LP, Kinder Morgan, Ryman Hospitality Properties, Inc., Silgan Holdings Inc., Sunstone Hotel Investors, Inc., The Hartford Financial Services Group, Inc., The Travelers Companies, Inc., W.R. Berkley Corporation and Xenia Hotels & Resorts, Inc.

(b)
The Loews Old Peer Group consists of the following companies that are industry peers of our principal operating subsidiaries:  Chubb Limited (name change from ACE Limited after it acquired The Chubb Corporation on January 15, 2016), W.R. Berkley Corporation, The Chubb Corporation (included through January 15, 2016 when it was acquired by ACE Limited), Energy Transfer Partners L.P. (included through October 18, 2018 when it merged with Energy Transfer Equity, L.P.), Valaris plc (name change from ENSCO plc), The Hartford Financial Services Group, Inc., Noble Corporation plc, Spectra Energy Corp (included through February 24, 2017 when it was acquired by Enbridge Inc.), Transocean Ltd. and The Travelers Companies, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2020 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in the first column)

Equity compensation plans approved by security holders (a)	2,632,375	$41.65	5,487,192
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)
Reflects 2,062,256 outstanding stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan, 516,403 outstanding unvested time-based and performance-based restricted stock units (“RSUs”) and 53,716 deferred vested time-based RSUs awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.

(b)	We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

As of February 1, 2020, we had approximately 670 holders of record of our common stock.

Common Stock Repurchases

Our Board of Directors has authorized our management, as it deems appropriate, to purchase, in the open market or through privately negotiated transactions, our outstanding common stock.

During the fourth quarter of 2020, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2020 - October 31, 2020	667,071	$34.45	N/A	N/A

November 1, 2020 - November 30, 2020	1,242,559	39.64	N/A	N/A

December 1, 2020 - December 31, 2020	3,930,645	43.73	N/A	N/A

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2020	2019	2018	2017 (a)	2016 (a)
(In millions, except per share data)

Results of Operations:

Revenues	$12,583	$14,931	$14,066	$13,735	$13,105
Income (loss) before income tax	$(1,464)	$1,119	$834	$1,582	$936
Net income (loss)	$(1,291)	$871	$706	$1,412	$716
Amounts attributable to noncontrolling interests	360	61	(70)	(248)	(62)
Net income (loss) attributable to Loews Corporation	$(931)	$932	$636	$1,164	$654

Diluted net income (loss) per share	$(3.32)	$3.07	$1.99	$3.45	$1.93

Financial Position:

Investments	$53,844	$51,250	$48,186	$52,226	$50,711
Total assets	80,236	82,243	78,316	79,586	76,594
Debt	10,109	11,533	11,376	11,533	10,778
Shareholders’ equity	17,860	19,119	18,518	19,204	18,163
Cash dividends per share	0.25	0.25	0.25	0.25	0.25
Book value per share	66.34	65.71	59.34	57.83	53.96
Shares outstanding	269.21	290.97	312.07	332.09	336.62

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

On April 26, 2020 (the “Filing Date”), Diamond Offshore and certain of its direct and indirect subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Filing”). As a result of the Chapter 11 Filing and applicable U.S. generally accepted accounting principles, Loews Corporation no longer controls Diamond Offshore for accounting purposes. Therefore, Diamond Offshore was deconsolidated from the Company’s consolidated financial statements, effective as of the Filing Date, resulting in the recognition of a loss of $1.2 billion ($957 million after tax) during the year ended December 31, 2020. Results of operations for Diamond Offshore through the Filing Date included an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) recognized in the first quarter of 2020. For further information see the Diamond Offshore section of this MD&A.

Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its subsidiaries, the terms “Parent Company,” “we,” “our,” “us” or like terms as used herein mean Loews Corporation excluding its subsidiaries, the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means the Loews Corporation’s consolidated subsidiaries.

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

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2019 and 2018 for Loews Corporation and its subsidiaries see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the years ended December 31, 2020 and 2019:

Year Ended December 31	2020	2019
(In millions, except per share data)

CNA Financial	$618	$894
Boardwalk Pipelines	206	209
Loews Hotels & Co	(212)	(31)
Corporate (a)	(1,067)	35
Diamond Offshore (b)	(476)	(175)
Net income (loss) attributable to Loews Corporation	$(931)	$932

Basic net income (loss) per share	$(3.32)	$3.08

Diluted net income (loss) per share	$(3.32)	$3.07

(a)	Includes a net investment loss of $1.2 billion ($957 million after tax) caused by the write down of the carrying value of our interest in Diamond Offshore.
(b)	Amounts presented for Diamond Offshore reflect the periods prior to deconsolidation. See Notes 2 and 20 of the Notes to the Consolidated Financial Statements included under Item 8.

2020 Compared with 2019

Net loss attributable to Loews Corporation for 2020 was $931 million, or $3.32 per share, compared to net income attributable to Loews Corporation of $932 million, or $3.07 per share, in 2019.

The net loss for 2020 was driven by six main factors: (i) an investment loss of $1.2 billion ($957 million after tax) caused by the write down of the carrying value of our interest in Diamond Offshore as a result of its deconsolidation upon its bankruptcy filing on April 26, 2020; (ii) drilling rig impairment charges at Diamond Offshore during the first quarter of 2020 when it was a consolidated subsidiary; (iii) operating losses in 2020 as compared to operating income in 2019 at Loews Hotels; (iv) a reduction in CNA’s and the parent company’s net investment income; (v) net investment losses at CNA in 2020 as compared to net investment gains in 2019; and (vi) lower property and casualty underwriting income at CNA caused mainly by higher catastrophe losses.

The economic disruption caused by the COVID-19 pandemic and measures to mitigate the spread of the virus have significantly affected Loews’s results in 2020. The full impact of COVID-19 on the Company’s financial results will depend on the duration of mandated and voluntary containment efforts, related economic policies, the success of vaccination efforts in mitigating the pandemic, and other societal responses to the pandemic.

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2020 and 2019 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Year Ended December 31	2020	2019
(In millions)

Revenues:
Insurance premiums	$7,649	$7,428
Net investment income	1,935	2,118
Investment gains (losses)	(35)	49
Non-insurance warranty revenue	1,252	1,161
Other revenues	26	32
Total	10,827	10,788
Expenses:
Insurance claims and policyholders’ benefits	6,170	5,806
Amortization of deferred acquisition costs	1,410	1,383
Non-insurance warranty expense	1,159	1,082
Other operating expenses	1,125	1,141
Interest	142	152
Total	10,006	9,564
Income before income tax	821	1,224
Income tax expense	(131)	(224)
Net income	690	1,000
Amounts attributable to noncontrolling interests	(72)	(106)
Net income attributable to Loews Corporation	$618	$894

2020 Compared with 2019

Net income attributable to Loews Corporation decreased $276 million for 2020 as compared with 2019. The decrease was primarily due to net catastrophe losses of $550 million ($388 million after tax and noncontrolling interests) for 2020 as compared to $179 million ($126 million after tax and noncontrolling interests) in 2019, lower net investment income and investment losses in 2020 as compared with investment gains in 2019. Net catastrophe losses for 2020 include $294 million primarily related to severe weather-related events, $195 million related to COVID-19 and $61 million related to civil unrest. The decrease in net investment income was driven by lower yields in the fixed income portfolio and lower limited partnership and common stock returns. Investment losses were driven by higher impairment losses and the unfavorable change in fair value of non-redeemable preferred stock, partially offset by higher gains on sales of fixed maturity securities. These decreases were partially offset by improved non-catastrophe current accident year underwriting results and a $74 million charge ($52 million after tax and noncontrolling interests) in the third quarter of 2020 as compared to a $216 million charge ($151 million after tax and noncontrolling interests) in the third quarter of 2019 related to recognition of a premium deficiency as a result of the gross premium valuation (“GPV”) review.

COVID-19 related conditions had a significant impact across CNA during 2020.  During the first quarter of 2020, CNA experienced significant declines in the value of its investment portfolio. While financial markets broadly recovered by the end of 2020, CNA’s Net investment income and Investment gains (losses) are lower for 2020 as compared with 2019. CNA also recorded significant catastrophe losses during 2020 related to COVID-19 and recorded a reduction in its estimated audit premiums due to lower exposure. The Company’s 2020 consolidated financial statements reflect its best estimate of the impacts related to COVID-19.

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

On December 30, 2020, CNA entered into an agreement with Cavello Bay Reinsurance Limited (“Cavello”), a subsidiary of Enstar Group Limited, under which Cavello reinsured a legacy portfolio of excess workers’ compensation policies. The transaction closed on February 5, 2021 and is based on reserves in place as of January 1, 2020 and adjusted for any subsequent claim activity. This business will be reclassified from the Commercial business to Other Insurance Operations, better reflecting the manner in which CNA is organized for purposes of making operating decisions and assessing performance. The new classifications will be presented in the period ending March 31, 2021, and prior periods presented will conform to the new presentation. Further information on CNA’s retroactive reinsurance agreement is provided in Note 21 of the Notes to Consolidated Financial Statements included under Item 8.

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

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes net catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, excludes business which is ceded to third party captives, including business related to large warranty programs.

The following tables summarize the results of CNA’s Property & Casualty Operations for the years ended December 31, 2020 and 2019.

Year Ended December 31, 2020	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$7,180	$4,086	$1,133	$12,399
Gross written premiums excluding third
party captives	3,296	3,993	1,133	8,422
Net written premiums	3,040	3,565	961	7,566
Net earned premiums	2,883	3,323	940	7,146
Net investment income	449	565	58	1,072
Core income	535	261	38	834

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.9%	60.6%	60.1%	60.2%
Effect of catastrophe impacts	4.3	10.7	7.1	7.7
Effect of development-related items	(2.1)	2.1	(0.3)	0.1
Loss ratio	62.1%	73.4%	66.9%	68.0%
Expense ratio	31.3	33.0	35.5	32.6
Dividend ratio	0.	l	0.5	0.3
Combined ratio	93.5%	106.9%	102.4%	100.9%
Combined ratio excluding catastrophes
and development	91.3%	94.1%	95.6%	93.1%

Rate	12%	10%	14%	11%
Renewal premium change	11	8	12	10
Retention	86	84	73	83
New business	$389	$761	$245	$1,395

Year Ended December 31, 2019	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$6,900	$3,693	$1,111	$11,704
Gross written premiums excluding third
party captives	3,015	3,609	1,111	7,735
Net written premiums	2,848	3,315	971	7,134
Net earned premiums	2,773	3,162	974	6,909
Net investment income	556	654	63	1,273
Core income	671	489	30	1,190

Other performance metrics:
Loss ratio excluding catastrophes
and development	60.3%	61.7%	60.9%	61.0%
Effect of catastrophe impacts	0.5	4.9	1.1	2.6
Effect of development-related items	(3.3)	0.7	2.1	(0.7)
Loss ratio	57.5%	67.3%	64.1%	62.9%
Expense ratio	32.5	32.9	37.7	33.5
Dividend ratio	0.2	0.6		0.3
Combined ratio	90.2%	100.8%	101.8%	96.7%
Combined ratio excluding catastrophes
and development	93.0%	95.2%	98.6%	94.8%

Rate	5%	4%	8%	5%
Renewal premium change	8	6	7	6
Retention	88	86	71	84
New business	$367	$682	$273	$1,322

2020 Compared with 2019

Total gross written premiums increased $695 million in 2020 as compared with 2019. Total net written premiums increased $432 million in 2020 as compared with 2019.

Gross written premiums, excluding third party captives, for Specialty increased $281 million in 2020 as compared with 2019 driven by strong rate and higher new business. Net written premiums for Specialty increased $192 million in 2020 as compared with 2019. The increase in net earned premiums in 2020 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $393 million in 2020 as compared with 2019 driven by strong rate and higher new business. Net written premiums for Commercial increased $250 million in 2020 as compared with 2019. The increase in net earned premiums in 2020 for Commercial was consistent with the trend in net written premiums partially offset by a reduction in estimated audit premiums as a result of the economic slowdown arising from COVID-19 and premium rate adjustments impacting certain general liability policies. For further information on the general liability premium rate adjustments see Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

Gross written premiums for International increased $22 million in 2020 as compared with 2019 driven by growth in Europe and Canada partially offset by the impact of the strategic exit from certain Lloyd’s business classes. Net written premiums decreased $10 million in 2020 as compared with 2019. The decrease in net earned premiums in 2020 was consistent with the trend in net written premiums for International.

Core income decreased $356 million in 2020 as compared with 2019 primarily due to higher net catastrophe losses and lower net investment income. These results were partially offset by improved non-catastrophe current accident year underwriting results.

Net catastrophe losses were $550 million in 2020 as compared with $179 million in 2019. Net catastrophe losses in 2020 include $294 million primarily related to severe weather-related events, $195 million related to COVID-19 and $61 million related to civil unrest. Specialty net catastrophe losses of $125 million in 2020 included $109 million related to the COVID-19 pandemic and $16 million primarily related to severe weather-related events. Specialty net catastrophe losses were $15 million in 2019. Commercial net catastrophe losses of $358 million in 2020 included $252 million primarily related to severe weather-related events, $58 million related to civil unrest and $48 million related to the COVID-19 pandemic. Commercial net catastrophe losses were $154 million in 2019. International net catastrophe losses of $67 million in 2020 included $38 million related to the COVID-19 pandemic, $26 million primarily related to severe weather-related events and $3 million related to civil unrest. International net catastrophe losses were $10 million in 2019.

The COVID-19 catastrophe losses represent CNA’s best estimate of ultimate insurance losses and loss adjustment expenses, including defense costs, resulting from the pandemic, mitigating actions and the consequent economic crisis. The losses were substantially driven by healthcare professional liability with additional impacts from workers’ compensation, management liability, commercial property, trade credit and surety. Due to the timing and fluidity of the events related to COVID-19, emergence pattern of claims and long tail nature of certain exposures the losses are substantially classified as incurred but not reported (“IBNR”) reserves. The COVID-19 catastrophe losses do not include the benefits of lower current accident year losses associated with lower loss frequency in certain lines of business as a result of shelter in place restrictions. Those benefits are modest and are partially offset by the impact of a reduction in the estimated audit premiums and an increase in the credit allowance for premium receivables resulting from depressed economic conditions.

Favorable net prior year loss reserve development of $20 million and $73 million was recorded in 2020 and 2019. In 2020 and 2019, Specialty recorded favorable net prior year loss reserve development of $61 million and $92 million, Commercial recorded unfavorable net prior year loss reserve development of $43 million as compared with favorable net prior year loss reserve development of $2 million and International recorded favorable net prior year loss reserve development of $2 million as compared with unfavorable net prior year loss reserve development of $21 million. Further information on net prior year loss reserve development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio increased 3.3 points in 2020 as compared with 2019 primarily due to a 4.6 point increase in the loss ratio partially offset by a 1.2 point improvement in the expense ratio. The increase in the loss ratio was primarily due to higher net catastrophe losses, which were 4.3 points of the loss ratio in 2020, as compared with 0.5 points of the loss ratio in 2019. The improvement in the expense ratio was driven by lower underwriting expenses and higher net earned premiums.

Commercial’s combined ratio increased 6.1 points in 2020 as compared with 2019 due to an increase in the loss ratio. The increase in the loss ratio was driven by higher net catastrophe losses, which were 10.7 points of the loss ratio in 2020, as compared with 4.9 point of the loss ratio in 2019, and unfavorable net prior year loss reserve development in 2020. The expense ratio in 2020 was consistent with 2019 as higher acquisition expenses were offset by higher net earned premiums and lower underwriting expenses.

International’s combined ratio increased 0.6 points in 2020 as compared with 2019 due to a 2.8 point increase in the loss ratio, partially offset by a 2.2 point improvement in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses, which were 7.1 points of the loss ratio in 2020, as compared with 1.1 points of the loss ratio in 2019, partially offset by favorable net prior year loss reserve development in the current year. The improvement in the expense ratio was driven by lower acquisition and underwriting expenses.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2020 and 2019.

Years Ended December 31	2020	2019
(In millions)

Net earned premiums	$504	$520
Net investment income	863	845
Core loss	(99)	(211)

2020 Compared with 2019

Core loss improved $112 million in 2020 as compared with 2019. Core loss in 2020 included a $59 million charge related to the recognition of an active life reserve premium deficiency for long term care policies primarily driven by actions taken on discount rate assumptions. The normative risk free rate (the projection of the 10-year U.S. Treasury rate in the long term) was lowered by 100 basis points to 2.75% and the time period to grade up to the normative rate was extended from 6 years to 10 years. Core loss in 2020 also included a $36 million charge related to an increase in the structured settlement claim reserves and a $30 million benefit related to a reduction in long term care claim reserves, both resulting from the annual claim reserve reviews in the third quarter of 2020. Core loss in 2019 included a $170 million charge related to the recognition of an active life reserve premium deficiency and a $44 million benefit related to a reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2019. Excluding the impacts of the GPV and claim reserve reviews, core results in 2020 were favorable, driven by better than expected morbidity in the long term care business and higher net investment income. The increase in net investment income was driven by the allocation of a portion of limited partnership income to Other Insurance Operations beginning in the fourth quarter of 2020. Further, during 2020, relative to expectations, CNA experienced lower new claim frequency, higher claim terminations and more favorable claim severity amid the effects of COVID-19. Given the uncertainty of these trends, CNA increased its IBNR reserves in anticipation of increased claim activity as the COVID-19 pandemic abates.

Non-GAAP Reconciliation of Core Income to Net Income

The following table reconciles core income to net income attributable to Loews Corporation for the years ended December 31, 2020 and 2019:

Year Ended December 31	2020	2019
(In millions)

Core income (loss):
Property & Casualty Operations	$834	$1,190
Other Insurance Operations	(99)	(211)
Total core income	735	979
Investment gains (losses)	(30)	37
Consolidating adjustments including noncontrolling interests	(87)	(122)
Net income attributable to Loews Corporation	$618	$894

Boardwalk Pipelines

Overview

Boardwalk Pipelines operates in the midstream portion of the natural gas and natural gas liquids (“NGLs”) industry, providing transportation and storage for those commodities. Boardwalk Pipelines is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on its systems. Due to the capital-intensive nature of its business, Boardwalk Pipelines’ operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at its compressor stations and not included in a fuel tracker.

Current Events

In 2020, the COVID-19 pandemic and measures to mitigate the spread of COVID-19 significantly impacted the world and the United States. An excess supply of energy products also led to disruptions in the energy sector and volatility in energy prices early in 2020, with a partial recovery of prices and demand occurring in the latter half of 2020. Boardwalk Pipelines’ operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, which allowed Boardwalk Pipelines to remain open during the pandemic. As a result, the impacts from COVID-19 and the volatile energy prices have not been significant to Boardwalk Pipelines’ business, though some of its customers have been and continue to be directly impacted by COVID-19 and the volatility in commodity prices. In 2020, Boardwalk Pipelines transported approximately 3.2 Tcf of natural gas, or an 8% increase from 2019.

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2020, approximately 90% of Boardwalk Pipelines’ revenues were derived from capacity reservation fees under firm contracts. The table below shows a rollforward of operating revenues under committed firm agreements in place as of December 31, 2019 to December 31, 2020, including agreements for transportation, storage and other services, over the remaining term of those agreements:

As of December 31, 2020
(In millions)

Total projected operating revenues under committed firm agreements as of December 31, 2019	$9,329
Adjustments for:
Actual revenues recognized from firm agreements in 2020 (a)	(1,155)
Firm agreements entered into in 2020	1,276
Total projected operating revenues under committed firm agreements as of December 31, 2020	$9,450

(a)
Reflects an increase of $91 million in Boardwalk Pipelines’ actual 2020 revenues recognized from fixed fees under firm agreements as compared with its expected 2020 revenues from fixed fees under firm agreements, including agreements for transportation, storage and other services as of December 31, 2019, primarily due to an increase from contract renewals that occurred in 2020.

During 2020, Boardwalk Pipelines entered into approximately $1.3 billion of new firm agreements, of which approximately 55% were from new growth projects executed in 2020, but will not be placed into commercial service until 2024 or later years. As of December 31, 2020, Boardwalk Pipelines’ top ten customers holding firm capacity under firm agreements comprised approximately 40% of its total projected operating revenues. Additionally, the credit profile associated with Boardwalk Pipelines’ customers comprising the total projected operating revenues under firm agreements as of December 31, 2020 was 75% rated as investment grade, 4% rated as non-investment grade and 21% not rated.

Contract Renewals

Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Boardwalk Pipelines’ storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across Boardwalk Pipelines’ pipeline systems. While Boardwalk Pipelines has not seen a decrease in the demand for its transportation services as a result of the COVID-19 pandemic or the volatility in energy prices during 2020, if these conditions were to remain for an extended period of time or worsen, Boardwalk Pipelines could see a decline in the demand for its services. Boardwalk Pipelines focuses its marketing efforts on enhancing the value of the capacity that is up for renewal and works with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along its pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of Boardwalk Pipelines’ available capacity to be lower than its long term view of the capacity, Boardwalk Pipelines may seek to shorten contract terms until market perception improves.

Over the past several years, as a result of market conditions, Boardwalk Pipelines has renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with its significant pipeline expansion projects that were placed into service in the 2007-2009 timeframe, have expired. A substantial portion of the capacity associated with the pipeline expansion projects was recontracted, usually at lower rates or lower volumes, which has negatively impacted Boardwalk Pipelines’ operating revenues. The last of the contract expirations associated with the 2007-2009 pipeline expansion projects have occurred and the associated impacts on operating revenues have been and will continue to be realized. Historically, Boardwalk Pipelines had delivered the majority of production volumes from these pipeline expansion projects to other pipelines. Over the past several years, Boardwalk Pipelines has focused on diversifying its deliveries to end-use markets through utilizing available capacity from contract expirations and the capacity created from its growth projects. Boardwalk Pipelines has diversified deliveries such that almost 75% of Boardwalk Pipelines’ projected future firm reservation revenues, from firm agreements in place as of December 31, 2020, are for deliveries to end-use customers.

Pipeline System Maintenance

Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in Boardwalk Pipelines’ ongoing maintenance costs, including maintenance capital and maintenance expense. In 2019, PHMSA issued the first part of its gas Mega Rule, which became effective on July 1, 2020. This regulation imposed numerous requirements, including MAOP reconfirmation through re-verification of all historical records for pipelines in service, which re-certification process may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. The remaining rulemakings comprising the gas Mega Rule have not been published yet and Boardwalk Pipelines cannot predict when they will be finalized, however, they are expected to include revised pipeline repair criteria as well as more stringent corrosion control requirements. It is expected that these new rules will cause Boardwalk Pipelines to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to its ability to reliably serve its customers as described under Item 1A. Risk Factors of this Report.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipelines undertakes will affect the amounts we record as property, plant and equipment on the Consolidated Balance Sheets or recognize as expenses, which impacts earnings. In 2021, Boardwalk Pipelines expects to spend approximately $370 million to maintain its pipeline systems, of which approximately $150 million is expected to be maintenance capital. In 2020, Boardwalk Pipelines spent $361 million to maintain its pipeline systems, of which $149 million was recorded as maintenance capital.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the years ended December 31, 2020 and 2019 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2020	2019
(In millions)

Revenues:
Operating revenues and other	$1,302	$1,300
Total	1,302	1,300
Expenses:
Operating and other	855	840
Interest	170	179
Total	1,025	1,019
Income before income tax	277	281
Income tax expense	(71)	(72)
Net income attributable to Loews Corporation	$206	$209

2020 Compared with 2019

Total revenues increased $2 million in 2020 as compared with 2019. Including the effect of items in fuel and transportation expense and excluding net proceeds of approximately $34 million in 2020 and $26 million in 2019 as a result of drawing on letters of credit due to customer bankruptcies in 2020 and 2019, operating revenues decreased $11 million driven by contract expirations that were recontracted at overall lower average rates, partially offset by revenues from recently completed growth projects and higher storage and parking and lending revenues due to favorable market conditions.

Operating expenses increased $15 million in 2020 as compared with 2019. Excluding items offset with operating revenues, operating expenses increased $11 million, primarily due to an increased asset base from recently completed growth projects and the expiration of property tax abatements, partially offset by lower maintenance project spending and employee-related costs. Interest expense decreased $9 million in 2020 as compared with 2019 primarily due to lower average interest rates.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2020 and 2019 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2020	2019
(In millions)

Revenues:
Operating revenue	$167	$578
Gain on sale of assets	37
Revenues related to reimbursable expenses	74	114
Total	278	692
Expenses:
Operating and other:
Operating	273	493
Asset impairments	36	99
Reimbursable expenses	74	114
Depreciation	63	61
Equity (income) loss from joint ventures	73	(69)
Interest	33	22
Total	552	720
Loss before income tax	(274)	(28)
Income tax (expense) benefit	62	(3)
Net loss attributable to Loews Corporation	$(212)	$(31)

2020 Compared with 2019

Due to the COVID-19 pandemic and efforts to mitigate the spread of the virus, beginning in March of 2020, Loews Hotels & Co temporarily suspended operations at the majority of its owned and/or operated hotels. Since then, most hotels have resumed operations, but occupancy rates remain considerably lower than those from the prior year, or even occupancy rates prior to March of 2020. As such, Loews Hotels & Co has actively managed the operations of its hotel portfolio, in partnership with each hotel’s stakeholders, to minimize the financial loss at each property and accommodate available demand. Although Loews Hotels & Co has enacted significant measures to adjust the operating cost structure of each hotel during suspensions of operations, deferred most capital expenditures and reduced the operating costs of its management company, these measures could not offset the impact of significant lost revenues. Loews Hotels & Co has therefore incurred significant operating losses since the start of the pandemic.

The resumption of operations for the hotels that currently have suspended operations, the potential for hotels that are operational to suspend operations, as well as occupancy levels for hotels that are operational will depend on numerous factors, many of which are outside Loews Hotels & Co’s control including government capacity restrictions, travel restrictions and the duration and scope of the COVID-19 pandemic. While the duration and period to period severity of the COVID-19 outbreak and related financial impact cannot be estimated at this time, Loews Hotels & Co’s results of operations, financial condition and cash flows were materially adversely affected during 2020, and will continue to be materially adversely impacted into 2021. In addition, once the COVID-19 outbreak is mitigated or contained, whenever that may be, historical travel patterns, both domestic and international, may continue to be disrupted either on a temporary basis or with longer term effects. These factors have contributed to impairment charges in 2020, and may lead to additional impairment charges in future periods.

Reduced occupancy and average daily rates caused by the COVID-19 pandemic and resulting mitigation efforts and operating cost reduction measures are the primary reasons for the decrease in operating revenues of $411 million and operating expenses of $220 million in 2020 as compared with 2019. Equity losses from joint ventures was $73 million in 2020 as compared to equity income of $69 million in 2019, also driven primarily by the impact of the COVID-19 pandemic.

Loews Hotels & Co considers events or changes in circumstances that indicate the carrying amount of its assets may not be recoverable. In 2020, Loews Hotels & Co recorded impairment charges of $36 million to reduce the carrying value of certain assets to their estimated fair value compared to impairment charges of $99 million in 2019.

Gain on sale of assets of $37 million in 2020 related to an owned hotel and an office building.

Interest expense for 2020 increased $11 million as compared with 2019 primarily due to the increase in aggregate debt balances and less capitalized interest related to hotel development projects.

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

The following table summarizes the results of operations for Corporate for the years ended December 31, 2020 and 2019 as presented in Note 20 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2020	2019
(In millions)

Revenues:
Net investment income	$59	$230
Investment loss	(1,211)
Operating revenues and other	1,023	933
Total	(129)	1,163
Expenses:
Operating and other	1,098	1,004
Interest	127	115
Total	1,225	1,119
Income (loss) before income tax	(1,354)	44
Income tax (expense) benefit	287	(9)
Net income (loss) attributable to Loews Corporation	$(1,067)	$35

2020 Compared with 2019

Net investment income for the Parent Company decreased $171 million in 2020 as compared with 2019 as a result of the significant decline in the performance of equity based and short term investments in response to the COVID-19 pandemic and related containment measures.

Investment loss of $1.2 billion ($957 million after tax) for the year ended December 31, 2020 was due to the loss recognized upon deconsolidation of Diamond Offshore as a result of its Chapter 11 Filing.

Operating revenues and other include Altium Packaging revenues of $1,022 million and $932 million for 2020 and 2019. The increase of $90 million in 2020 as compared with 2019 reflects an increase of $63 million related to the full year impact of acquisitions in 2019, an acquisition in November of 2020, higher volumes and higher year-over-year resin prices. Altium Packaging’s contracts with its customers provide for price adjustments for changes in resin prices on a prospective basis. Due to fluctuations in resin prices, over time resin raw material costs are generally offset by the change in revenues, so that Altium Packaging’s gross margins return to the same level as prior to the change in prices.

Operating and other expenses include Altium Packaging operating expenses of $992 million and $913 million for 2020 and 2019, which include depreciation and amortization expense. The increase in operating expenses of $79 million in 2020 as compared with 2019 is primarily due to $56 million for the full year impact of acquisitions in 2019 and an acquisition in November of 2020, higher depreciation and amortization expenses and the increase in resin prices.

Corporate Operating and other expenses were $106 million and $91 million for 2020 and 2019. The increases of $15 million in 2020 as compared with 2019 are primarily due to legal and other corporate overhead expenses.

Interest expenses increased $12 million in 2020 as compared with 2019 due to the issuance in May of 2020 of the Parent Company’s $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030 and incremental borrowings by Altium Packaging to fund its 2019 acquisitions.

Diamond Offshore

Contract drilling revenues were $287 million and $935 million for 2020 and 2019. Contract drilling expenses were $254 million and $793 million for 2020 and 2019. Results for 2020 included in our Consolidated Financial Statements reflect only the period through the April 26, 2020 deconsolidation. Operating and other expenses for 2020 include an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) recognized in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.5 billion at December 31, 2020 as compared to $3.3 billion at December 31, 2019. In 2020, we received $947 million in dividends from our subsidiaries, including a special dividend from CNA of $485 million. Cash outflows included the payment of $923 million to fund treasury stock purchases, $70 million of cash dividends to our shareholders, $151 million of cash contributions to Loews Hotels & Co and $19 million to purchase common shares of CNA. On February 3, 2021, we received a $199 million dividend from Altium Packaging. In March of 2021, we will receive dividends of $275 million from CNA. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

In May of 2020, we completed a public offering of $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030. The proceeds of this offering are available for general corporate purposes.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. In 2020, we purchased 22.0 million shares of Loews Corporation common stock and 564,430 shares of CNA common stock. As of February 5, 2021, we had purchased an additional 2.2 million shares of Loews Corporation common stock in 2021 at an aggregate cost of $100 million. As of February 5, 2021, there were 267,046,558 shares of Loews Corporation common stock outstanding.

Loews Corporation has a corporate credit and senior debt rating of A with a stable outlook from S&P Global Ratings (“S&P”), a senior debt rating of A3 with a stable outlook from Moody’s Investors Service (“Moody’s”) and a senior debt rating of A with a stable outlook from Fitch Ratings Inc. (“Fitch”).

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $1.8 billion in 2020 and $1.1 billion in 2019. The increase in cash provided by operating activities was driven by an increase in premiums collected, lower net claim payments and lower income taxes paid, partially offset by a lower level of distributions from limited partnerships.

CNA paid dividends of $3.48 per share on its common stock, including a special dividend of $2.00 per share in 2020. On February 5, 2021, CNA’s Board of Directors declared a quarterly dividend of $0.38 per share and a special dividend of $0.75 per share payable March 11, 2021 to shareholders of record on February 22, 2021. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

In August of 2020, CNA completed a public offering of $500 million aggregate principal amount of its 2.1% senior notes due August 15, 2030 and used the net proceeds to redeem the entire $400 million outstanding aggregate principal balance of its 5.8% senior notes due August 15, 2021 and for general corporate purposes. CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue debt, equity or hybrid securities from time to time.

On February 5, 2021, in connection with the closing of the retroactive reinsurance transaction with Cavello, CNA transferred approximately $630 million of cash into a collateral trust account as security for Cavello’s obligations under the terms of the agreement. See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 for further information on the retroactive reinsurance transaction with Cavello.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2020, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2021 that would not be subject to the Department’s prior approval is $1,070 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $975 million in 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has a financial strength rating of A and senior debt rating of bbb+ from A.M. Best Company (“A.M. Best”), a financial strength rating of A2 and senior debt rating of Baa2 from Moody’s, a financial strength rating of A+ and senior debt rating of A- from S&P and financial strength rating of A+ and senior debt rating of BBB+ from Fitch. A.M. Best, Moody’s, S&P and Fitch maintain stable outlooks across CNA’s financial strength and senior debt credit ratings.

Boardwalk Pipelines’ cash provided by operating activities decreased $21 million in 2020 compared to 2019, primarily due to the change in net income and the timing of receivables.

For 2020 and 2019, Boardwalk Pipelines’ capital expenditures were $438 million and $429 million, consisting primarily of a combination of growth and maintenance capital. Boardwalk Pipelines expects total capital expenditures to be approximately $340 million in 2021, including approximately $150 million for maintenance capital and $190 million related to growth projects.

Boardwalk Pipelines anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2021. Boardwalk Pipelines may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions or for general corporate purposes. During 2020, Boardwalk Pipelines utilized the remaining capacity under its effective shelf registration statement, and it plans to file with the SEC and expects to have declared effective in the first quarter of 2021 a $1.0 billion shelf registration statement under which it may publicly issue debt securities, warrants or rights from time to time.

In November of 2020, Boardwalk Pipelines paid a distribution of $102 million to the Company.

Boardwalk Pipelines has a senior debt rating of BBB- with a stable outlook from S&P, a senior debt rating of Baa3 with a stable outlook from Moody’s and a senior debt rating of BBB- with a positive outlook from Fitch.

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contain a variety of financial and operational covenants. As a result of the impacts of COVID-19, Loews Hotels & Co has proactively requested certain lenders, where applicable, to (1) temporarily waive certain covenants to avoid an event of default and/or further restriction of the hotel’s cash balances through the establishment of lockboxes and other measures; (2) temporarily allow funds previously restricted directly or indirectly under the hotel’s underlying loan agreement for the renewal, replacement and addition of building improvements, furniture and fixtures to be used instead for hotel operations and maintenance; and/or (3) defer certain interest and/or principal payments while the hotels operations are temporarily suspended or significantly impacted by a decline in occupancy. Loews Hotels & Co also continues to work with lenders on loans that are being reviewed for extension. These discussions with lenders are ongoing and may require Loews Hotels & Co to make principal paydowns or provide guaranties of a subsidiary’s debt to otherwise avoid an event of default. Through the date of this Report, Loews Hotels & Co is not in default on any of its loans.

Additionally, due to temporary suspension of operations and lost revenues in certain joint venture entities, Loews Hotels & Co has received capital call notices in accordance with the underlying joint venture agreements to support the properties’ operations. Through December 31, 2020, Loews Hotels & Co funded approximately $51 million to these joint ventures in 2020.

In 2020 Loews Hotels & Co received capital contributions of $151 million from Loews Corporation to fund working capital and growth projects. Due to the ongoing impact of the COVID-19 pandemic to the travel and hospitality industry, Loews Hotels & Co will require additional funding from Loews Corporation during 2021. The amount needed will depend on numerous factors, including how quickly properties are able to return to sustainable operating levels.

On February 3, 2021, Altium Packaging issued a $1.05 billion seven-year secured term loan. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 0.5% LIBOR floor. The proceeds were used to pay the outstanding principal balances of its variable rate term loans and lending facility and pay a dividend of $200 million.

Off-Balance Sheet Arrangements

At December 31, 2020 and 2019, neither we nor any of our subsidiaries had any off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2020	Total	1 year	1-3 years	3-5 years	5 years
(In millions)

Debt (a)	$13,053	$458	$2,512	$2,614	$7,469
Operating leases	666	89	152	108	317
Claim and claim adjustment expense
reserves (b)	23,709	5,983	6,205	3,096	8,425
Future policy benefit reserves (c)	25,394	(329)	111	865	24,747
Purchase and other obligations	215	206	4	2	3
Total	$63,037	$6,407	$8,984	$6,685	$40,961

(a)	Includes estimated future interest payments.
(b)
The claim and claim adjustment expense reserves reflected above are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2020. See the Insurance Reserves section of this MD&A for further information.

(c)
The future policy benefit reserves reflected above are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on its assessment of facts and circumstances known as of December 31, 2020. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

Further information on our commitments, contingencies and guarantees is provided in the Notes to Consolidated Financial Statements included under Item 8.

INVESTMENTS

Investment activities of our non-insurance subsidiaries primarily consist of investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments, and investments in limited partnerships. These types of investments generally have greater volatility, less liquidity and greater risk than fixed income investments and are included within Results of Operations – Corporate.

The Parent Company enters into short sales and invests in certain derivative instruments that are used for asset and liability management activities, income enhancements to its portfolio management strategy and to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur. Monitoring procedures include senior management review of daily reports of existing positions and valuation fluctuations to seek to ensure that open positions are consistent with the portfolio strategy.

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

Year Ended December 31	2020	2019
(In millions)

Fixed income securities:
Taxable fixed income securities	$1,451	$1,538
Tax-exempt fixed income securities	319	318
Total fixed income securities	1,770	1,856
Limited partnership investments	121	180
Common stock	23	46
Other, net of investment expense	21	36
Net investment income	$1,935	$2,118

Effective income yield for the fixed income securities
portfolio	4.5%	4.8%
Limited partnership and common stock return	8.3%	11.7%

CNA’s net investment income decreased $183 million in 2020 as compared with 2019 driven by lower yields in the fixed income portfolio and lower limited partnership and common stock returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Year Ended December 31	2020	2019
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$(71)	$(8)
States, municipalities and political subdivisions	40	13
Asset-backed	31	(11)
Total fixed maturity securities	-	(6)
Non-redeemable preferred stock	(3)	66
Short term and other	(32)	(11)
Total investment gains (losses)	(35)	49
Income tax (expense) benefit	5	(12)
Amounts attributable to noncontrolling interests	3	(4)
Investment gains (losses) attributable to Loews Corporation	$(27)	$33

CNA’s investment gains (losses) decreased $84 million in 2020 as compared with 2019. The decrease was driven by higher impairment losses and the unfavorable change in fair value of non-redeemable preferred stock partially offset by higher net realized investment gains on sales of fixed maturity securities.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2020		December 31, 2019
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and
Government-sponsored enterprises	$3,672	$117	$4,136	$95
AAA	3,627	454	3,254	349
AA	7,159	1,012	6,663	801
A	9,543	1,390	9,062	1,051
BBB	18,007	2,596	16,839	1,684
Non-investment grade	2,623	149	2,253	101
Total	$44,631	$5,718	$42,207	$4,081

As of December 31, 2020 and 2019, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.8 billion and $1.5 billion of pre-funded municipal bonds as of December 31, 2020 and 2019.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
December 31, 2020	Fair Value	Losses
(In millions)

U.S. Government, Government agencies and
Government-sponsored enterprises	$115	$3
AAA	36	1
AA	163	7
A	561	14
BBB	520	28
Non-investment grade	335	24
Total	$1,730	$77

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
December 31, 2020	Fair Value	Losses
(In millions)

Due in one year or less	$161	$9
Due after one year through five years	676	24
Due after five years through ten years	653	36
Due after ten years	240	8
Total	$1,730	$77

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

	December 31, 2020		December 31, 2019
		Effective		Effective
	Estimated	Duration	Estimated	Duration
	Fair Value	(Years)	Fair Value	(Years)
(In millions of dollars)

Investments supporting Other Insurance
Operations	$18,518	9.2	$18,015	8.9
Other investments	28,839	4.5	26,813	4.1
Total	$47,357	6.3	$44,828	6.0

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

December 31	2020	2019
(In millions)

Short term investments:
Commercial paper		$1,181
U.S. Treasury securities	$1,702	364
Other	205	316
Total short term investments	$1,907	$1,861

During 2020, CNA shifted its commercial paper holdings to U.S. Treasury securities.

In addition to short term investments, CNA held $419 million and $242 million of cash as of December 31, 2020 and 2019.

INSURANCE RESERVES

The level of claim reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations and equity and CNA’s financial condition, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

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

There is a risk that CNA’s recorded reserves are insufficient to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses. Given the unprecedented nature of the event, a particularly high level of uncertainty exists as to the potential impact on insurance losses related to the COVID-19 pandemic, mitigating actions and consequent economic crisis. Unforeseen emerging or potential claims and coverage issues are also difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve additions.

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

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors including the impact of inflation on claim costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions and legislative changes, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement and the impact of judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can affect the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.

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

Periodic Reserve Reviews

The reserve analyses performed by CNA’s actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with CNA’s senior management to determine management’s best estimate of reserves. CNA’s senior management considers many factors in making this decision. CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts and circumstances, consideration of the factors cited above and its judgment. The carried reserves differ from the actuarial point estimate as discussed further below.

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

Professional liability, management liability and surety products include U.S. professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, employment practices, fiduciary, fidelity and surety coverages and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $400 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $4.6 billion as of December 31, 2020.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimate is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $350 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $350 million. Net reserves for workers’ compensation were approximately $3.9 billion as of December 31, 2020.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.5 billion as of December 31, 2020.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods. In reviewing CNA’s reserve estimates, CNA makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to change its reserves in prior periods and could lead to CNA’s identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations and equity and CNA’s financial condition, business and insurer financial strength and corporate debt ratings positively or negatively. See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8 for additional information about reserve development.

The following table summarizes gross and net carried reserves for CNA’s Property & Casualty Operations:

December 31	2020	2019
(In millions)

Gross Case Reserves	$6,183	$6,276
Gross IBNR Reserves	10,697	9,494
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,880	$15,770

Net Case Reserves	$5,544	$5,645
Net IBNR Reserves	9,380	8,508
Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,924	$14,153

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off, including CNA Re and A&EP:

December 31	2020	2019
(In millions)

Gross Case Reserves	$1,105	$1,137
Gross IBNR Reserves	978	1,097
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,083	$2,234

Net Case Reserves	$88	$92
Net IBNR Reserves	74	83
Total Net Carried Claim and Claim Adjustment Expense Reserves	$162	$175

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

CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for its Life & Group business. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for CNA’s long term care policies, its actuaries perform a detailed claim reserve review on an annual basis. The review analyzes the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for CNA’s structured settlement obligations, CNA’s actuaries monitor mortality experience on an annual basis. CNA’s recorded claim and claim adjustment expense reserves reflect CNA’s best estimate after incorporating the results of the most recent reviews. Claim and claim adjustment expense reserves for long term care policies and structured settlement obligations are discounted as discussed in Note 1 to the Consolidated Financial Statements included under Item 8.

Future policy benefit reserves consist of the active life reserves related to CNA’s long term care policies for policyholders that are not currently receiving benefits and represent the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

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

The September 30, 2020 GPV indicated a premium deficiency of $74 million and future policy benefit reserves were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2020 represent CNA’s best estimate assumptions at that date with no margin for adverse deviation. A summary of the changes as a result of the 2020 GPV is presented in the table below:

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

CNA’s projections do not indicate a pattern of expected profits in earlier future years followed by expected losses in later future years. As such, CNA is not establishing additional future policy benefit reserves for profits followed by losses in periods where the long term care business generates core income. The need for these additional future policy benefit reserves will be re-evaluated in connection with the next GPV, which is expected to be completed in the third quarter of 2021.

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

Estimated Reduction
2020 GPV	to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$339
5% increase in morbidity	677
Persistency:
5% decrease in active life mortality and lapse	$254
10% decrease in active life mortality and lapse	469
Discount rates:
25 basis point decline in new money interest rates	$175
50 basis point decline in new money interest rates	356
Premium rate actions:
25% decrease in anticipated future premium rate increases	$66
50% decrease in anticipated future premium rate increases	132
The following tables summarize policyholder reserves for CNA’s long term care operations:

	Claim and claim
	adjustment	Future
December 31, 2020	expenses	policy benefits	Total
(In millions)

Long term care	$2,844	$9,762	$12,606
Structured settlement annuities	543		543
Other	10		10
Total	3,397	9,762	13,159
Shadow adjustments (a)	218	3,293	3,511
Ceded reserves (b)	128	263	391
Total gross reserves	$3,743	$13,318	$17,061

December 31, 2019

Long term care	$2,863	$9,470	$12,333
Structured settlement annuities	515		515
Other	12		12
Total	3,390	9,470	12,860
Shadow adjustments (a)	167	2,615	2,782
Ceded reserves (b)	159	226	385
Total gross reserves	$3,716	$12,311	$16,027

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

CATASTROPHES AND RELATED REINSURANCE

Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber attacks, pandemics and acts of terrorism that produce unusually large aggregate losses. In most, but not all cases, CNA’s catastrophe losses from these events in the U.S. are defined consistent with the definition of the Property Claims Service (“PCS”). PCS defines a catastrophe as an event that causes damage of $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. For events outside of the U.S., CNA defines a catastrophe as an industry recognized event that generates an accumulation of claims amounting to more than $1 million for the International line of business.

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $550 million and $179 million for the years ended December 31, 2020 and 2019. Net catastrophe losses for the year ended December 31, 2020 included $294 million related primarily to severe weather related events, $195 million related to the COVID-19 pandemic and $61 million related to civil unrest. Net catastrophe losses for the year ended December 31, 2019 related primarily to U.S. weather related events.

CNA generally seeks to manage its exposure to catastrophes through the purchase of catastrophe reinsurance and has catastrophe reinsurance treaties that cover property and workers’ compensation losses. CNA conducts an ongoing review of its risk and catastrophe coverages and from time to time makes changes as it deems appropriate. The following discussion summarizes CNA’s most significant catastrophe reinsurance coverage at January 1, 2021.

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. Exposures underwritten through Hardy are excluded. The treaty has a term of May 1, 2020 to May 1, 2021 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $250 million up to $1.2 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

Group Workers’ Compensation Treaty

CNA also purchased corporate Workers’ Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2021 to January 1, 2022 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s per occurrence retention of $25 million. The treaty provides $475 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s retention of $25 million. Of the $475 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril. CNA also purchased a targeted facultative facility to address exposure accumulations in specific peak terrorism zones.

Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”)

CNA’s principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2021. Under the current provisions of the program, in 2021 the federal government will reimburse 80% of CNA’s covered losses in excess of its applicable deductible up to a total industry program cap of $100 billion. CNA’s deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2020 earned premiums, CNA’s estimated deductible under the program is $820 million for 2021. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

We consider the accounting policies discussed below to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations, financial condition, equity, business and CNA’s insurer financial strength and corporate debt ratings.

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

A prolonged period during which investment returns remain at levels lower than those anticipated in CNA’s reserving discount rate assumption could result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may also require an increase to CNA’s reserves. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests.

These changes to CNA’s reserves could materially adversely impact our results of operations, financial condition and equity. The reserving process is discussed in further detail in the Insurance Reserves section of this MD&A.

Reinsurance and Other Receivables

Exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities CNA has ceded under reinsurance agreements. An allowance for doubtful accounts on reinsurance receivables is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Further information on CNA’s reinsurance receivables is included in Note 16 of the Notes to Consolidated Financial Statements included under Item 8.

Additionally, exposure exists with respect to the collectibility of amounts due from customers on other receivables. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due, currently as well as in the future, historical reinsurer default data, management’s experience and current and forecast economic conditions.

If actual experience differs from the estimates made by management in determining the allowances for doubtful accounts on reinsurance and other receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations, financial condition and/or equity could be materially adversely affected. Further information on CNA’s process for determining the allowance for doubtful accounts on reinsurance and insurance receivables is in Note 1 to the Consolidated Financial Statements included under Item 8.

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

CNA’s fixed maturity securities are subject to market declines below amortized cost that may result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not an impairment loss is recognized in earnings include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment is required in the determination of whether a credit loss has occurred for a security. CNA considers all available evidence when determining whether a security requires a credit allowance to be recorded, including the financial condition and expected near-term and long term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions, industry, sector or other specific factors and whether CNA expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.

CNA’s mortgage loan portfolio is subject to the expected credit loss model, which requires immediate recognition of estimated credit losses over the life of the asset and the presentation of the asset at the net amount expected to be collected. Significant judgment is required in the determination of estimated credit losses and any changes in CNA’s expectation of the net amount to be collected are recognized in earnings.

Further information on CNA’s process for evaluating impairments and expected credit losses is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a large diversified holding company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Statements of Income. Market risk exposure is presented for each class of financial instrument held by us and our subsidiaries at December 31, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our and our subsidiaries investment portfolios are subject to change based on portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

Exposure to market risk is managed and monitored by senior management of the parent company and its subsidiaries. Senior management approves the overall investment strategy and has responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk. Management of risk may include buying or selling instruments or entering into offsetting positions.

Interest Rate Risk – We and our subsidiaries have exposure to interest rate risk arising from changes in the level or volatility of interest rates. We and our subsidiaries attempt to mitigate our exposure to interest rate risk by utilizing instruments such as interest rate swaps, commitments to purchase securities, options, futures and forwards. We and our subsidiaries monitor our sensitivity to interest rate changes by revaluing financial assets and liabilities using a variety of different interest rates. Duration and convexity at the security level are used to estimate the change in fair value that would result from a change in each security’s yield. Duration measures the price sensitivity of an asset to changes in yield. Convexity measures how the duration of the asset changes with interest rates. The duration and convexity analysis takes into account the unique characteristics (e.g., call and put options and prepayment expectations) of each security, in determining the hypothetical change in fair value. The analysis is performed at the security level and is aggregated up to the asset category level.

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

The sensitivity analysis estimates the change in the fair value of interest sensitive assets and liabilities that were held on December 31, 2020 and 2019 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on our earnings or shareholders’ equity. Further, the computations do not contemplate any actions that could be undertaken in response to changes in interest rates.

Our and our subsidiaries’ debt is primarily denominated in U.S. dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $636 million and $554 million at December 31, 2020 and 2019. The impact of a 100 basis point decrease would result in an increase in market value of $742 million and $602 million at December 31, 2020 and 2019. Altium Packaging has entered into interest rate swaps for a notional amount of $675 million to hedge its exposure to fluctuations in LIBOR on a portion of its variable rate debt. These swaps effectively fix the interest rate on the hedged portion of the term loan at a weighted-average rate of approximately 2.0% plus an applicable margin. At December 31, 2020 and 2019, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would increase interest expense by approximately $3 million and $5 million on an annual basis.

Equity Price Risk – We and our subsidiaries have exposure to equity price risk as a result of investments in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2020 and 2019, with all other variables held constant. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company and its subsidiaries over a multiple year period along with the corresponding changes in various equity indices. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 25%.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We and our subsidiaries have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2020 and 2019, with all other variables held constant.

Commodity Price Risk – We and our subsidiaries have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2020 and 2019.

We have exposure to price risk as a result of Altium Packaging’s purchases of certain raw materials, such as high-density polyethylene, polycarbonate, polypropylene and polyethylene terephthalate resins in connection with the production of its products. The purchase prices of these raw materials are determined based on prevailing market conditions. Altium Packaging’s contracts with its customers provide for price adjustments for changes in resin prices on a prospective basis. Due to fluctuations in resin prices, over time resin raw material costs are generally offset by the change in revenues, so that Altium Packaging’s gross margins return to the same level as prior to the change in prices.

Credit Risk – We and our subsidiaries are exposed to credit risk relating to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Although nearly all customers pay for their services on a timely basis, the Company and its subsidiaries actively monitors the credit exposure to its customers. Certain of our subsidiaries may perform credit reviews of customers and may require customers to provide cash collateral, post a letter of credit, prepay for services or provide other credit enhancements.

The following tables present the estimated effects on the fair value of our and our subsidiaries’ financial instruments as of December 31, 2020 and 2019 due to an increase in yield rates of 100 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant, on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

		Increase (Decrease)
	Fair Value Asset	Interest Rate	Equity Price
December 31, 2020	(Liability)	Risk	Risk
(In millions)

Fixed maturities – long	$42	-
Equity securities – long	566		$(141)
– short	(14)		4
Options – purchased	3		6
Other invested assets	21
Short term investments	2,680	$(6)

Other than trading portfolio:

		Increase (Decrease)
	Fair Value Asset	Interest Rate	Foreign Currency	Equity Price
December 31, 2020	(Liability)	Risk	Risk	Risk
(In millions)

Fixed maturities (a)	$44,604	$(2,963)	$(513)
Equity securities	992	(30)	(2)	$(57)
Limited partnership investments	1,798			(207)
Other invested assets	76		(12)
Mortgage loans	1,151	(51)
Short term investments	1,994	(2)	(26)
Interest rate swaps (b)	(29)	2
Other derivatives	(19)	20

(a)	From a financial reporting perspective, Shadow Adjustments related to life and group reserves would reduce the impact of the decrease in fixed maturity securities.
(b)	The market risk at December 31, 2020 will generally be offset by recognition of the underlying hedged transaction.

Trading portfolio:

		Increase (Decrease)
	Fair Value Asset	Interest Rate	Equity Price
December 31, 2019	(Liability)	Risk	Risk
(In millions)

Fixed maturities – long	$53	-
Equity securities – long	440		$(110)
– short	(17)		4
Options – purchased	1		3
– written	(1)		(5)
Other invested assets	7
Short term investments	2,521	$(5)

Other than trading portfolio:

		Increase (Decrease)
	Fair Value Asset	Interest Rate	Foreign Currency	Equity Price
December 31, 2019	(Liability)	Risk	Risk	Risk
(In millions)

Fixed maturities (a)	$42,187	$(2,669)	$(458)
Equity securities	865	(28)	(3)	$(45)
Limited partnership investments	2,004			(238)
Other invested assets	65		(11)
Mortgage loans	1,025	(45)
Short term investments	2,107	(1)	(27)
Interest rate swaps (b)	(8)	11
Other derivatives	(7)	16

(a)	From a financial reporting perspective, Shadow Adjustments related to life and group reserves would reduce the impact of the decrease in fixed maturity securities.
(b)	The market risk at December 31, 2019 will generally be offset by recognition of the underlying hedged transaction.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 9, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's change in its method of accounting for measurement of credit losses on financial instruments in 2020.

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
February 9, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (a) 2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for measurement of credit losses on financial instruments in 2020.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to P&C claim and claim adjustment expense reserves included the following, among others:

•       We tested the effectiveness of controls related to the determination of P&C claim and claim adjustment expense reserves, including those controls related to the estimation of and management’s review of P&C claim and claim adjustment expense reserves.

•       We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

•       With the assistance of our actuarial specialists:

o  We developed a range of independent estimates of P&C claim and claim adjustment expense reserves and compared our estimates to the recorded reserves.

o  We compared our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of P&C claim and claim adjustment expense reserves.

Future policy benefit reserves – Long Term Care — Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The estimation of long term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including morbidity, persistency (inclusive of mortality), discount rate and future premium rate increases.

A gross premium valuation (“GPV”) is performed annually to assess the adequacy of the LTC future policy benefit reserves. The actuarial assumptions underlying the recorded LTC future policy benefit reserves are “locked-in” absent an indicated premium deficiency. If the GPV indicates the recorded LTC future policy benefit reserves are not adequate (i.e. a premium deficiency exists), the assumptions are “unlocked” and the LTC future policy benefit reserves are increased to eliminate the premium deficiency.

Estimating future experience for long term care policies is subject to significant estimation risk as the required projection period spans several decades. Morbidity and persistency experience can be volatile while discount rates and premium rate increases can be difficult to predict. Modest changes in each of these assumptions can materially impact the valuation of these liabilities.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to LTC future policy benefit reserves included the following, among others:

•       We tested the effectiveness of controls related to the determination of LTC future policy benefit reserves, including those controls related to the estimation of and management’s review of LTC future policy benefit reserves.

•       We tested the underlying data, including demographic and historical claims data, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

•       With the assistance of our actuarial specialists:

o  We independently recalculated a sample of LTC future policy benefit reserves and compared our estimates to the recorded reserves.

o  We evaluated the key assumptions applied in the GPV analysis, including comparing those assumptions to the Company’s historical experience, underlying portfolio yield and market data.

o  We assessed the Company’s projection of future cash flows to evaluate the reasonableness of the 2020 charge related to unlocking LTC future policy benefit reserves to recognize a premium deficiency as a result of the most recently completed GPV.

Impairment of Long-Lived Assets– Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The evaluation of offshore drilling equipment, specifically drilling rigs, for impairment occurs whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

When the Company determines that the carrying value of a drilling rig may not be recoverable, an undiscounted probability-weighted cash flow analysis is prepared to determine if there is a potential impairment. If the carrying value of a drilling rig is not recoverable, the carrying value is reduced to its fair value determined using a discounted probability-weighted cash flow analysis. These analyses utilize certain assumptions for each drilling rig under evaluation and consider multiple probability-weighted utilization and dayrate scenarios. The Company’s development of the dayrate assumption involves significant judgment relative to the current and expected market for the drilling rigs and expectations of future oil and gas prices.

Given the significant judgments made by management to identify indicators of impairment and to prepare probability-weighted cash flow analyses to determine if potential impairments exist and to measure fair value, auditing these impairment analyses required a high degree of auditor judgment, including the involvement of fair value specialists, and increased extent of effort related to evaluating indicators of impairment, including the utilization and dayrate assumptions used in the probability-weighted cash flow analyses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to (i) the identification of indicators of impairment and (ii) the evaluation of the Company’s probability-weighted cash flow analyses for those drilling rigs with factors that indicated potential impairment included the following, among others:

•       We evaluated the Company’s identification of impairment indicators by:

o  Corroborating information used to identify impairment indicators through independent inquiries of offshore drilling marketing and operations personnel and by performing an independent assessment of potential indicators of impairment utilizing the individual drilling rig history, asset class history for dayrates, backlog and potential drilling rig opportunities.

o  Considering industry and analysts reports and the impact of macroeconomic factors, such as future oil and gas prices, on the Company’s process for identifying indicators of impairment.

o  Comparing the timing of impairments recorded by the Company with the timing of impairments recorded by the Company’s peers.

•       With the assistance of our fair value specialists, we evaluated the Company’s probability-weighted cash flow analyses for those drilling rigs with factors that had indicators of potential impairment by:

o  Evaluating the reasonableness of the utilization and dayrate assumptions utilized in the Company’s probability-weighted cash flow analyses by evaluating potential drilling rig opportunities and considering industry reports and data.

o  Comparing the assumptions used in the Company’s previous probability-weighted cash flow analyses to the assumptions used in the current probability-weighted cash flow analyses to assess for management bias.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 9, 2021

We have served as the Company's auditor since 1969.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2020	2019
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $38,963 and $38,157, less allowance for credit loss of $40 and $0	$44,646	$42,240

Equity securities, cost of $1,456 and $1,244	1,561	1,306

Limited partnership investments	1,798	2,004

Other invested assets, primarily mortgage loans, less allowance for credit loss of $26 and $0	1,165	1,072

Short term investments	4,674	4,628

Total investments	53,844	51,250

Cash	478	336

Receivables	7,833	7,675

Property, plant and equipment	10,451	15,568

Goodwill	785	767

Deferred non-insurance warranty acquisition expenses	3,068	2,840

Deferred acquisition costs of insurance subsidiaries	708	662

Other assets	3,069	3,145

Total assets	$80,236	$82,243

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2020	2019
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$22,706	$21,720
Future policy benefits	13,318	12,311
Unearned premiums	5,119	4,583
Total insurance reserves	41,143	38,614

Payable to brokers	92	108
Short term debt	37	77
Long term debt	10,072	11,456
Deferred income taxes	1,065	1,168
Deferred non-insurance warranty revenue	4,023	3,779
Other liabilities	4,623	5,111
Total liabilities	61,055	60,313

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 269,360,973 and 291,210,222 shares	3	3
Additional paid-in capital	3,133	3,374
Retained earnings	14,150	15,823
Accumulated other comprehensive income (loss)	581	(68)
	17,867	19,132
Less treasury stock, at cost (150,000 and 240,000 shares)	(7)	(13)
Total shareholders’ equity	17,860	19,119
Noncontrolling interests	1,321	2,811
Total equity	19,181	21,930
Total liabilities and equity	$80,236	$82,243

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2020	2019	2018
(In millions, except per share data)

Revenues:
Insurance premiums	$7,649	$7,428	$7,312
Net investment income	1,995	2,355	1,817
Investment gains (losses) (Note 2)	(1,246)	49	(57)
Non-insurance warranty revenue	1,252	1,161	1,007
Operating revenues and other	2,933	3,938	3,987
Total	12,583	14,931	14,066

Expenses:
Insurance claims and policyholders’ benefits	6,170	5,806	5,572
Amortization of deferred acquisition costs	1,410	1,383	1,335
Non-insurance warranty expense	1,159	1,082	923
Operating expenses and other	4,793	4,950	4,828
Interest	515	591	574
Total	14,047	13,812	13,232
Income (loss) before income tax	(1,464)	1,119	834
Income tax (expense) benefit	173	(248)	(128)
Net income (loss)	(1,291)	871	706
Amounts attributable to noncontrolling interests	360	61	(70)
Net income (loss) attributable to Loews Corporation	$(931)	$932	$636

Basic net income (loss) per share	$(3.32)	$3.08	$1.99

Diluted net income (loss) per share	$(3.32)	$3.07	$1.99

Basic weighted average number of shares outstanding	280.32	302.70	319.06

Diluted weighted average number of shares outstanding	280.32	303.35	319.93

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2020	2019	2018
(In millions)

Net income (loss)	$(1,291)	$871	$706

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses
Net unrealized gains (losses) on other investments	720	948	(812)
Total unrealized gains (losses) on investments	720	948	(812)
Unrealized gains (losses) on cash flow hedges	(17)	(11)	6
Pension and postretirement benefits	(24)	(68)	(2)
Foreign currency translation	48	42	(84)

Other comprehensive income (loss)	727	911	(892)

Comprehensive income (loss)	(564)	1,782	(186)

Amounts attributable to noncontrolling interests	282	(38)	25

Total comprehensive income (loss) attributable to Loews Corporation	$(282)	$1,744	$(161)

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2018, as reported	$24,566	$3	$3,151	$16,096	$(26)	$(20)	$5,362
Cumulative effect adjustments from changes in accounting standards	(91)			(43)	(28)		(20)
Balance, January 1, 2018, as adjusted	24,475	3	3,151	16,053	(54)	(20)	5,342
Net income	706			636			70
Other comprehensive loss	(892)				(797)		(95)
Dividends paid ($0.25 per share)	(201)			(80)			(121)
Purchase of Boardwalk Pipelines common units	(1,718)		658		(29)		(2,347)
Purchases of Loews Corporation treasury stock	(1,011)					(1,011)
Retirement of treasury stock	-		(195)	(831)		1,026
Stock-based compensation	31		19				12
Other	(4)		(6)	(5)			7
Balance, December 31, 2018	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	871			932			(61)
Other comprehensive income	911				812		99
Dividends paid ($0.25 per share)	(174)			(76)			(98)
Purchase of subsidiary stock from noncontrolling interests	(23)						(23)
Purchases of Loews Corporation treasury stock	(1,059)					(1,059)
Retirement of treasury stock	-		(248)	(803)		1,051
Stock-based compensation	27		4				23
Other	(9)		(9)	(3)			3
Balance, December 31, 2019	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811

See Notes to Consolidated Financial Statements.

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, December 31, 2019, as reported	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811
Cumulative effect adjustment from change in accounting standards (Note 1)	(5)			(5)
Balance, January 1, 2020, as adjusted	21,925	3	3,374	15,818	(68)	(13)	2,811
Net loss	(1,291)			(931)			(360)
Other comprehensive income	727				649		78
Dividends paid ($0.25 per share)	(169)			(70)			(99)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchase of subsidiary stock from noncontrolling interests	(37)		5				(42)
Purchases of Loews Corporation treasury stock	(917)					(917)
Retirement of treasury stock	-		(256)	(667)		923
Stock-based compensation	26		8				18
Other	4		2				2
Balance, December 31, 2020	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2020	2019	2018
(In millions)

Operating Activities:

Net income (loss)	$(1,291)	$871	$706
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Investment (gains) losses	1,246	(49)	57
Equity method investees	102	20	572
Amortization of investments	(67)	(89)	(70)
Depreciation and amortization	734	943	912
Asset impairments	810	99	44
Provision for deferred income taxes	(235)	70	86
Other non-cash items	61	87	72
Changes in operating assets and liabilities, net:
Receivables	(425)	114	(131)
Deferred acquisition costs	(43)	(26)	(6)
Insurance reserves	1,681	358	482
Other assets	(513)	(356)	(102)
Other liabilities	256	193	(102)
Trading securities	(571)	(494)	1,702
Net cash flow provided by operating activities	1,745	1,741	4,222

Investing Activities:

Purchases of fixed maturities	(10,269)	(8,661)	(10,785)
Proceeds from sales of fixed maturities	5,904	5,842	8,408
Proceeds from maturities of fixed maturities	3,760	2,997	2,370
Purchases of equity securities	(452)	(186)	(258)
Proceeds from sales of equity securities	355	214	89
Purchases of limited partnership investments	(224)	(198)	(420)
Proceeds from sales of limited partnership investments	398	742	470
Purchases of property, plant and equipment	(710)	(1,041)	(995)
Acquisitions	(58)	(257)	(37)
Dispositions	65	140	113
Deconsolidation of Diamond Offshore	(483)
Change in short term investments	427	(57)	(339)
Other, net	(127)	(206)	(60)
Net cash flow used by investing activities	$(1,414)	$(671)	$(1,444)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2020	2019	2018
(In millions)

Financing Activities:

Dividends paid	$(70)	$(76)	$(80)
Dividends paid to noncontrolling interests	(99)	(98)	(121)
Purchase of Boardwalk Pipeline common units			(1,504)
Purchases of Loews Corporation treasury stock	(923)	(1,051)	(1,026)
Purchases of subsidiary stock from noncontrolling interests	(37)	(23)
Principal payments on debt	(1,726)	(1,956)	(1,043)
Issuance of debt	2,659	2,076	865
Other, net	(2)	(16)	74
Net cash flow used by financing activities	(198)	(1,144)	(2,835)

Effect of foreign exchange rate on cash	9	5	(10)

Net change in cash	142	(69)	(67)
Cash, beginning of year	336	405	472
Cash, end of year	$478	$336	$405

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of presentation − Loews Corporation is a holding company. Its consolidated subsidiaries are engaged in the following lines of business:  commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89.6% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Altium Packaging LLC (“Altium Packaging”), a 99% owned subsidiary). Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its consolidated subsidiaries, the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

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

Investments – The Company classifies its fixed maturity securities as either available-for-sale or trading, and as such, they are carried at fair value. Short term investments are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income.

The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in Net investment income on the Consolidated Statements of Operations. The amortization of premium and accretion of discount for fixed maturity securities takes into consideration call and maturity dates that produce the lowest yield.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments predominantly using the retrospective method.

To the extent that unrealized gains on fixed maturity securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments increased $515 million (after tax and noncontrolling interests) and $1.0 billion (after tax and noncontrolling interests) for the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by Shadow Adjustments of $2.5 billion (after tax and noncontrolling interests) and $2.0 billion (after tax and noncontrolling interests).

Equity securities are carried at fair value. CNA’s non-redeemable preferred stock investments contain characteristics of debt securities, are priced similarly to bonds and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities is not discretionary, CNA does not consider the changes in fair value of non-redeemable preferred stock to be reflective of its primary operations. As such, the changes in the fair value of these securities are recorded through Investment gains (losses) on the Consolidated Statements of Operations. The Company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income (loss).

The Company’s carrying value of investments in limited partnerships is its share of the net asset value of each partnership, as determined by the general partner. Certain partnerships for which results are not available on a timely basis are reported on a lag, primarily three months or less. These investments are accounted for under the equity method and changes in net asset values are recorded within Net investment income on the Consolidated Statements of Operations.

Mortgage loans are commercial in nature, are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses, and are recorded once funded. The allowance for expected credit losses on mortgage loans is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (“DSCR”) and loan-to-value (“LTV”) ratios. The DSCR compares a property’s net operating income to its debt service payments, including principal and interest. The LTV ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. The pools developed to measure the credit loss allowance use increments of DSCR and LTV to draw distinctions between risk levels. CNA applies expected credit loss rates by pool to the outstanding receivable balances. Changes in the allowance for mortgage loans are presented as a component of Investment gains (losses) on the Consolidated Statements of Operations. Mortgage loans are included in Other invested assets on the Consolidated Balance Sheets. Prior to 2020, mortgage loans were evaluated on an individual loan basis considering the collection experience of each loan and other credit quality indicators such as DSCR and the credit-worthiness of the borrower or tenants of credit tenant loan properties. Mortgage loans were considered to be impaired and a loss incurred when it was probable that contractual principal and interest payments would not be collected and any impairment losses were recognized as a direct write-down of amortized cost. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method.

Investments in derivative securities are carried at fair value with changes in fair value reported as a component of Investment gains (losses), Net investment income or Other comprehensive income (loss), depending on their hedge designation. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Derivatives include the following types of investments:  interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, credit default swaps and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

An available-for-sale security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and allowance for credit losses. When a security is impaired, it is evaluated to determine whether CNA intends to sell the security before recovery of amortized cost or whether a credit loss exists. Losses on securities that CNA intends to sell are recognized as impairment losses within Investment gains (losses) on the Consolidated Statements of Operations. If a credit loss exists, an allowance is established and the corresponding amount is recognized as an impairment loss within Investment gains (losses) on the Consolidated Statements of Operations. The allowance for credit losses related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis. In subsequent periods, the allowance is reviewed, with any changes in the allowance presented as a component of Investment gains (losses) on the Consolidated Statements of Operations. Changes in the difference between the amortized cost basis, net of the allowance, and the fair value, are recognized in Other comprehensive income.

Significant judgment is required in the determination of whether an impairment loss has occurred for a security. CNA follows a consistent and systematic process for determining and recording an impairment loss, including the evaluation of securities in an unrealized loss position and securities with an allowance for credit losses on at least a quarterly basis.

CNA’s assessment of whether an impairment loss has occurred incorporates both quantitative and qualitative information. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. Significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches. CNA considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded. Examples of such evidence may include the financial condition and near-term and long-term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions and industry, sector or other specific factors and whether it is likely that CNA will recover its amortized cost through the collection of cash flows.

Prior to 2020, CNA’s assessment of whether an impairment loss occurred also incorporated both quantitative and qualitative information. Fixed maturity securities in an unrealized loss position that CNA intended to sell, or it more likely than not would be required to sell before recovery of amortized cost, were considered to be impaired and the entire difference between the amortized cost basis and fair value of the security was recognized as an impairment loss in earnings as a direct write-down of amortized cost. The remaining fixed maturity securities in an unrealized loss position were evaluated to determine if a credit loss existed. If a credit loss was determined to exist, the credit loss was recognized in earnings as a direct write-down of amortized cost.

Credit losses - The allowances for credit losses on fixed maturity securities, mortgage loans, reinsurance receivables, insurance receivables and trade receivables are valuation accounts that are reported as a reduction of a financial asset’s cost basis and are measured on a pool basis when similar risk characteristics exist. The allowance is estimated using relevant available information from both internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses and adjustments may be made to reflect current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for additional factors that come to the Company’s attention. This could include significant shifts in counterparty financial strength ratings, aging of past due receivables, amounts sent to collection agencies, or other underlying portfolio changes. Current and forecast economic conditions are considered, using a variety of economic metrics and forecast indices. The sensitivity of expected credit losses relative to changes to the forecast of economic conditions can vary by financial asset class. A reasonable and supportable forecast period is up to 24 months from the balance sheet date. After the forecast period, the Company reverts to historical credit experience. Collateral arrangements such as letters of credit and amounts held in beneficiary trusts to mitigate credit risk are considered in the estimate of the net amount expected to be collected. Amounts are written off against the allowance when determined to be uncollectible. Prior to 2020, the allowance for doubtful accounts for reinsurance, insurance and trade receivables was measured using an incurred loss methodology.

A policy election has been made to present accrued interest balances separately from the amortized cost basis of assets, and a practical expedient has been elected to exclude the accrued interest from the tabular disclosures for mortgage loans and available-for-sale securities. An election has been made not to estimate an allowance for credit losses on accrued interest receivables. The accrual of interest income is discontinued and the asset is placed on nonaccrual status within 90 days of the interest becoming delinquent. Interest accrued but not received for assets on nonaccrual status is reversed through Net investment income. Interest received for assets that are on nonaccrual status is recognized as payment is received. The asset is returned to accrual status when the principal and interest amounts contractually due are brought current, and future payments are expected. Interest receivables are presented in Receivables on the Consolidated Balance Sheet.

Joint venture investments –Loews Hotels & Co has interests in operating joint ventures related to hotel properties over which it exercises significant influence, but does not have control over them. Loews Hotels & Co uses the equity method of accounting for these investments. Loews Hotels & Co’s investment in these entities was $299 million and $356 million as of December 31, 2020 and 2019 and is reported in Other assets on the Consolidated Balance Sheets. Equity income (loss) for these investments was $(73) million, $69 million and $73 million for the years ended December 31, 2020, 2019 and 2018 and is reported in Operating expenses and other on the Consolidated Statements of Operations. These equity method investments are reviewed for impairment when changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2020 and 2019.

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

Property and casualty contracts that are retrospectively rated or subject to audit premiums contain provisions that result in an adjustment to the initial policy premium depending on the contract provisions. These provisions stipulate the adjustment due to loss experience of the insured during the coverage period, or changes in the level of exposure to insurance risk. For such contracts, CNA estimates the amount of ultimate premiums that it may earn upon completion of the coverage period and recognizes either an asset or a liability for the difference between the initial policy premium and the estimated ultimate premium. CNA either adjusts such estimated ultimate premium amounts during the course of the coverage period based on actual results to date or by conducting premium audits after the policy has expired to determine the final exposure to insured risks. The resulting adjustment is recorded as either a reduction of or an increase to the earned premiums for the period.

Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. As of December 31, 2020, an allowance for doubtful accounts of $33 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for insurance receivables. This methodology uses CNA’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. The expected credit loss for amounts due from insureds under high deductible and retrospectively rated policies is calculated on a pool basis, informed by historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Consolidated Statements of Operations. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

CNA’s non-insurance warranty revenues are primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners, which generally provide coverage from one month to ten years. For warranty products where CNA acts as the principal in the transaction, Non-insurance warranty revenue is reported on a gross basis, with amounts paid by customers reported as Non-insurance warranty revenue and commissions paid to agents reported as Non-insurance warranty expense on the Consolidated Statements of Operations. Additionally, CNA provides warranty administration services for dealer and manufacturer warranty products. Non-insurance revenues are recognized when obligations under the terms of the contract with CNA’s customers are satisfied, which is generally over time as obligations are fulfilled. CNA recognizes non-insurance warranty revenue over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers pay in full at the inception of the warranty contract. The liability for unearned warranty revenue, reported as Deferred non-insurance warranty revenue on the Consolidated Balance Sheets, represents the unearned portion of revenue in advance of CNA’s performance, including amounts which are refundable upon cancellation.

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

Altium Packaging is a packaging solutions provider and manufacturer in North America, serving a diverse customer base in the pharmaceutical, dairy, household chemicals, food/nutraceuticals, industrial/specialty chemicals, water and beverage/juice segments. Altium Packaging recognizes revenue when obligations under the terms of a contract with a customer have been satisfied. This occurs at the time control is transferred to the customer, which generally occurs upon delivery or completion of the manufacturing process.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion as of December 31, 2020 and 2019. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.5% and 7.1% as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the discounted reserves for unfunded structured settlements were $520 million and $497 million, net of discount of $657 million and $724 million. For the years ended December 31, 2020, 2019 and 2018, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $35 million, $36 million and $40 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations but is excluded from the disclosure of prior year loss reserve development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2020 and 2019, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2020 and 2019, the discounted reserves for workers’ compensation lifetime claim reserves were $258 million and $293 million, net of discount of $113 million and $135 million. For the years ended December 31, 2020, 2019 and 2018, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $15 million, $21 million and $16 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.

Long term care claim reserves for policyholders that are currently receiving benefits are calculated using mortality and morbidity assumptions based on CNA and industry experience. These long term care claim reserves are discounted at a weighted average interest rate of 5.8% and 5.9% as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, such discounted reserves totaled $2.7 billion, net of discounts of $439 million and $462 million.

Future policy benefit reserves – Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies for policyholders that are not currently receiving benefits and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. These assumptions are locked in over the life of the policy; however if a premium deficiency emerges, the assumptions are unlocked, and the future policy benefit reserves are increased. The September 30, 2020 gross premium valuation (“GPV”) indicated a premium deficiency of $74 million and future policy benefit reserves at that date were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2020 represent management’s best estimate assumptions at that date with no margin for adverse deviation. Long term care active life reserves are discounted at a weighted average interest rate of 5.4% and 5.7% as of December 31, 2020 and 2019.

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

Insurance-related assessments – Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the liability balances were $82 million and $84 million.

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

As of December 31, 2020, an allowance for doubtful accounts of $21 million for reinsurance receivables has been established which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, CNA separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. CNA has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on CNA’s historical loss experience and the assessment of reinsurance counterparty risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.

Amounts are considered past due based on the reinsurance contract terms. Reinsurance receivables related to paid losses and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached with the reinsurer. Reinsurance receivables from insolvent insurers related to paid losses are written off when the settlement due from the estate can be reasonably estimated. At the time reinsurance receivables related to paid losses are written off, any required adjustment to reinsurance receivables related to unpaid losses is recorded as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.

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

Policyholder dividends – Policyholder dividends are paid to participating policyholders within the workers’ compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2020, 2019 and 2018. Dividends to policyholders are accrued according to CNA’s best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.

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

The principal service lives used in computing provisions for depreciation are as follows:

Years
Pipeline equipment	30 to 50
Offshore drilling equipment	15 to 30
Hotel properties and other	3 to 40

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

Income taxes − The Company and its eligible subsidiaries file a consolidated tax return. Deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized.

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

Pension and postretirement benefits – The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities in the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Accumulated other comprehensive income (loss). The Company measures its benefit plan assets and obligations at December 31. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits and amortization of actuarial gains and losses are recognized in the Consolidated Statements of Operations.

Stock-based compensation – Loews Corporation records compensation expense upon issuance, modification or cancellation of all share-based payment awards granted, primarily on a straight-line basis over the requisite service period, generally three to four years. Stock Appreciation Rights (“SARs”) are valued using the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive. These assumptions include the term that the awards are expected to be outstanding, an estimate of the volatility of the underlying stock price, applicable risk-free interest rates and the dividend yield of Loews Corporation’s stock. Restricted Stock Units are valued using the grant-date fair value of Loews Corporation’s stock.

Net income per share – Basic net income per share excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of Loews Corporation common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue Loews Corporation common stock were exercised or converted into common stock.

For the year ended December 31, 2020, approximately 0.1 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation plan and the prior plan were excluded in the calculation of diluted net income per share because the effect would have been antidilutive due to the net loss position of the Company. In addition, there were 0.2 million shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive. For the years ended December 31, 2019 and 2018, 0.7 million and 0.9 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were included in the calculation of diluted net income per share. For the years ended December 31, 2019 and 2018, there were no shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. There were foreign currency transaction gains (losses) of $12 million, $(3) million and $0 million for the years ended December 31, 2020, 2019 and 2018 included in the Consolidated Statements of Operations.

Regulatory accounting – The majority of Boardwalk Pipelines’ operating subsidiaries are regulated by FERC. Texas Gas Transmission, LLC (“Texas Gas”), a wholly owned subsidiary of Boardwalk Pipelines, applies regulatory accounting to certain assets for GAAP purposes, which records certain assets and liabilities consistent with the economic effect of the manner in which independent third party regulators establish rates. Gulf South Pipeline Company, LLC (“Gulf South”), a wholly owned subsidiary of Boardwalk Pipelines, has implemented fuel trackers, for which regulatory accounting is applied. Accordingly, the value of fuel received from customers paying the maximum tariff rate and the related value of fuel used in transportation are recorded to a regulatory asset or liability depending on whether Gulf South uses more fuel than it collects from customers or collects more fuel than it uses. Other than as described for Texas Gas and the fuel trackers for Gulf South, regulatory accounting is not applicable to Boardwalk Pipelines’ other FERC regulated entities or operations.

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $463 million, $560 million and $558 million for the years ended December 31, 2020, 2019 and 2018. Cash payments for federal, foreign, state and local income taxes amounted to $20 million, $190 million and $101 million for the years ended December 31, 2020, 2019 and 2018. Investing activities include $63 million of previously accrued capital expenditures for the year ended December 31, 2020 and exclude $17 million and $15 million of accrued capital expenditures for the years ended December 31, 2019 and 2018.

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

The allowance for doubtful accounts for reinsurance, insurance and trade receivables was unchanged as a result of adopting the new guidance. At adoption, an allowance for credit losses of $6 million was established for available-for-sale fixed maturity securities that were PCD assets, with a corresponding increase to amortized cost, resulting in no adjustment to the carrying value of the securities.

See the accounting policy discussion within this note as well as Notes 3 and 16 for additional information on credit losses.

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The updated guidance required lessees to recognize lease assets and lease liabilities for most operating leases. The Company has elected to apply an exemption for short term leases whereby leases with initial lease terms of one year or less are not recorded on the balance sheet. At adoption, the cumulative effect adjustment increased Other assets and Other liabilities by $642 million reflecting operating lease right of use assets, lease liabilities and the derecognition of deferred rent related primarily to lease agreements for office space and machinery and equipment. See Note 9 for additional information on leases.

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

Recently issued ASUs – In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944):  Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to update annually cash flow assumptions, including morbidity and persistency, and update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”). This guidance is effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company may elect to apply the guidance using either a modified retrospective transition method or a full retrospective transition method. The guidance requires restatement of prior periods presented. The Company plans to use the modified retrospective transition method at adoption and is currently evaluating the effect the updated guidance will have on its consolidated financial statements, including increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of the business and related cash flows will be unchanged.

Note 2.  Acquisitions, Divestitures and Deconsolidation

Diamond Offshore

On April 26, 2020 (the “Filing Date”), Diamond Offshore and certain of its direct and indirect subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Filing”). As a result of Diamond Offshore’s Chapter 11 Filing and applicable U.S. generally accepted accounting principles, effective as of the Filing Date, Loews Corporation no longer controlled Diamond Offshore for accounting purposes. Therefore, Diamond Offshore was deconsolidated from its consolidated financial statements effective as of the Filing Date. See Note 20 for Diamond Offshore’s revenues and expenses through the Filing Date.

Through the Filing Date, Diamond Offshore’s results were included in Loews Corporation’s consolidated financial statements and Loews Corporation recognized in its earnings its proportionate share of Diamond Offshore’s losses through such date. The deconsolidation resulted in the recognition of a loss of $1.2 billion ($957 million after tax) during the year ended December 31, 2020, which is reported within Investment gains (losses) on the Consolidated Statements of Operations. This loss represents the difference between the carrying value and the estimated fair value, which was immaterial, of Loews Corporation’s investment in equity securities of Diamond Offshore as of the Filing Date.

Boardwalk Pipelines

On June 29, 2018, Boardwalk GP, LP (“General Partner”), the general partner of Boardwalk Pipelines and an indirect wholly owned subsidiary of Loews Corporation, elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipelines not already owned by the General Partner or its affiliates pursuant to Section 15.1(b) of Boardwalk Pipelines’ Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”) for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion, in the aggregate. The purchase price of the common units was lower than the carrying value of the noncontrolling interests for Boardwalk Pipelines, resulting in an increase to Additional paid-in capital of $658 million, an increase to deferred income tax liabilities of $213 million and a decrease to AOCI of $29 million.

Following completion of the transaction on July 18, 2018, Boardwalk Pipelines Holding Corp. (“BPHC”), a wholly owned subsidiary of Loews Corporation, holds, directly or indirectly, all of the limited partnership interests of Boardwalk Pipelines.

Loews Hotels & Co

In 2020, Loews Hotels & Co received aggregate proceeds of $57 million for the sale of an owned hotel and an office building. In 2019, Loews Hotels & Co received proceeds of $118 million for the sale of an owned hotel. In 2018, Loews Hotels & Co received proceeds of $40 million for the sale of an owned hotel.

Altium Packaging

In 2020, Altium Packaging paid approximately $60 million for the acquisition of a packaging manufacturer. The preliminary allocation of the purchase price for the acquisition resulted in the recognition of approximately $17 million of goodwill and approximately $35 million of intangible assets, primarily related to customer relationships, and is subject to change within the measurement period. The acquisition was funded with available cash and debt financing at Altium Packaging.

In 2019, Altium Packaging paid approximately $260 million for three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, including the acquisition in June of 2019 of Altium Healthcare Inc. (formerly known as Tri State Distribution, Inc.), a retail pharmaceutical packaging solutions provider. For the years ended December 31, 2020 and 2019, revenues for the three acquisitions since acquisition were $135 million and $76 million and net results were not significant. The allocation of the purchase prices for the three acquisitions resulted in the recognition of approximately $99 million of goodwill and approximately $87 million of intangible assets, primarily related to customer relationships. The acquisitions were funded with approximately $250 million of debt financing at Altium Packaging and available cash.

In 2018, Altium Packaging paid approximately $40 million for three acquisitions of plastic packaging manufacturers located in the U.S. and Canada, resulting in recognition of approximately $10 million of goodwill and approximately $15 million of intangible assets, primarily customer relationships.

Note 3.  Investments

Net investment income is as follows:

Year Ended December 31	2020	2019	2018
(In millions)

Fixed maturity securities	$1,728	$1,817	$1,795
Limited partnership investments	127	204	22
Short term investments	10	52	43
Equity securities	65	85	18
Income (loss) from trading portfolio (a)	83	216	(54)
Other	58	56	54
Total investment income	2,071	2,430	1,878
Investment expenses	(76)	(75)	(61)
Net investment income	$1,995	$2,355	$1,817

(a)	Net unrealized gains (losses) related to changes in fair value on securities still held were $88, $41 and $(121) for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020 and 2019, no investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2020	2019	2018
(In millions)

Fixed maturity securities		$(6)	$4
Equity securities	$(3)	66	(74)
Derivative instruments	(10)	(11)	9
Short term investments and other	(22)		4
Deconsolidation of Diamond Offshore (see Note 2)	(1,211)
Investment gains (losses) (a)	$(1,246)	$49	$(57)

(a)
Gross investment gains on available-for-sale securities were $220, $125 and $168 for the years ended December 31, 2020, 2019 and 2018. Gross investment losses on available-for-sale securities were $220, $131 and $164 for the years ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020, $3 of investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of December 31, 2020. For the year ended December 31, 2019, $66 of investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of December 31, 2019.

The following table presents the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $371 million and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Year ended December 31, 2020	Corporate and Other Bonds	Asset-backed	Total

Allowance for credit losses:
Balance as of December 31, 2019	$-	$-	$-
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6		6
Securities for which credit losses were not previously recorded	67	12	79
Available-for-sale securities accounted for as PCD assets	5		5

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	22		22
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases or (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(32)	5	(27)
Total allowance for credit losses	$23	$17	$40

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Year Ended December 31	2020	2019	2018
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$87	$33	$12
Asset-backed	24	11	9
Impairment losses recognized in earnings	$111	$44	$21

The Company also recognized $21 million of losses in 2020 related to mortgage loans primarily due to changes in expected credit losses.

The net change in unrealized gains (losses) on investments, which consists solely of the change in unrealized gains on fixed maturity securities, was $1.6 billion, $2.6 billion and $(1.8) billion for the years ended December 31, 2020, 2019 and 2018.

The amortized cost and fair values of fixed maturity securities are as follows:

	Cost or	Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Estimated
December 31, 2020	Cost	Gains	Losses	Losses (a)	Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863			11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1		3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9		2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government sponsored enterprises	339	2	3		338
Foreign government	512	32			544
Fixed maturities available-for-sale	38,926	5,795	77	40	44,604
Fixed maturities trading	37	5			42
Total fixed maturity securities	$38,963	$5,800	$77	$40	$44,646

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Estimated	OTTI Losses
December 31, 2019	Cost	Gains	Losses	Fair Value	(Gains) (a)

Fixed maturity securities:
Corporate and other bonds	$19,789	$2,292	$32	$22,049
States, municipalities and political subdivisions	9,093	1,559		10,652
Asset-backed:
Residential mortgage-backed	4,387	133	1	4,519	$(17)
Commercial mortgage-backed	2,265	86	5	2,346	1
Other asset-backed	1,925	41	4	1,962	(3)
Total asset-backed	8,577	260	10	8,827	(19)
U.S. Treasury and obligations of government sponsored enterprises	146	1	2	145
Foreign government	491	14	1	504
Redeemable preferred stock	10			10
Fixed maturities available-for-sale	38,106	4,126	45	42,187	(19)
Fixed maturities trading	51	2		53
Total fixed maturity securities	$38,157	$4,128	$45	$42,240	$(19)

(a)
On January 1, 2020, the Company adopted ASU 2016-13; see Note 1. The Unrealized OTTI Losses (Gains) column that tracked subsequent valuation changes on securities for which a credit loss had previously been recorded has been replaced with the Allowance for Credit Losses column. Prior period amounts were not adjusted for the adoption of this standard.

The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than		12 Months
	12 Months		or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33				33
Asset-backed:
Residential mortgage-backed	71	1	11		82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13		357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3			63	3
Foreign government	13				13
Total fixed maturity securities	$1,666	$74	$64	$3	$1,730	$77

December 31, 2019

Fixed maturity securities:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34				34
Asset-backed:
Residential mortgage-backed	249	1	30		279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2		64	2
Foreign government	59	1	1		60	1
Total fixed maturity securities	$2,148	$31	$272	$14	$2,420	$45

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2020 securities in a gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded at December 31, 2020.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2020		2019
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$1,456	$1,458	$1,334	$1,356
Due after one year through five years	12,304	13,098	9,746	10,186
Due after five years through ten years	12,319	13,878	14,892	15,931
Due after ten years	12,847	16,170	12,134	14,714
Total	$38,926	$44,604	$38,106	$42,187

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2020 and 2019 was approximately $1.8 billion and $2.0 billion, which includes net undistributed earnings of $252 million and $297 million. Limited partnerships comprising 54% of the total carrying value are reported on a current basis through December 31, 2020 with no reporting lag, 9% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 56% and 66% of the carrying value as of December 31, 2020 and 2019 employ hedge fund strategies. Limited partnerships comprising 36% and 29% of the carrying value at December 31, 2020 and 2019 were invested in private debt and equity and the remainder were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 46% were equity related, 36% pursued a multi-strategy approach, 11% were focused on distressed investments and 7% were fixed income related as of December 31, 2020.

The ten largest limited partnership positions held totaled $914 million and $1.1 billion as of December 31, 2020 and 2019. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 2% of the aggregate partnership equity at December 31, 2020 and 2019, and the related income reflected on the Consolidated Statements of Operations represents approximately 2%, 2% and 3% of the changes in aggregate partnership equity for the years ended December 31, 2020, 2019 and 2018.

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

Mortgage Loans

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination:

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$75	$33	$36	$115	$33	$156	$448
LTV 55% to 65%	14	20	14	15	11		74
LTV greater than 65%		5			25		30
DSCR 1.2x - 1.6x
LTV less than 55%		17		5	9	68	99
LTV 55% to 65%	20	29	53	27			129
LTV greater than 65%	52	54		8		12	126
DSCR ≤1.2x
LTV less than 55%		50		8	7	3	68
LTV 55% to 65%		48					48
LTV greater than 65%		28		37		7	72
Total	$161	$284	$103	$215	$85	$246	$1,094

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

In addition to the derivatives used for risk management purposes described above, the Company may also use derivatives for purposes of income enhancement. Income enhancement transactions include interest rate swaps, call options, put options, credit default swaps, index futures and foreign currency forwards. See Note 4 for information regarding the fair value of derivative instruments.

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2020			2019
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps	$675		$(26)	$715		$(8)

Without hedge designation:

Equity:
Options – purchased	135	$3		57	$1
– written				100		(1)
Interest rate swaps	100		(3)
Embedded derivative on funds withheld liability	190		(19)	182		(7)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of December 31, 2020, commitments to purchase or fund were approximately $1.2 billion and to sell were approximately $85 million under the terms of these investments.

Investments on Deposit

Securities with carrying values of approximately $3.0 billion and $2.7 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2020 and 2019.

Cash and securities with carrying values of approximately $1.1 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2020 and 2019.

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

Prices may fall within Level 1, 2 or 3 depending upon the methodology and inputs used to estimate fair value for each specific security. In general, securities are priced using third party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using a methodology and inputs that market participants presumably would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted.

Control procedures are performed over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures may include:  (i) the review of pricing service methodologies or broker pricing qualifications, (ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, (iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria and (iv) detailed analysis, where an independent analysis is performed of the inputs and assumptions used to price individual securities.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

December 31, 2020	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$355	$24,082	$770	$25,207
States, municipalities and political subdivisions		11,546	46	11,592
Asset-backed		7,497	308	7,805
Fixed maturities available-for-sale	355	43,125	1,124	44,604
Fixed maturities trading		34	8	42
Total fixed maturities	$355	$43,159	$1,132	$44,646

Equity securities	$796	$722	$43	$1,561
Short term and other	4,538	39		4,577
Payable to brokers	(14)	(29)		(43)

December 31, 2019

Fixed maturity securities:
Corporate bonds and other	$175	$22,065	$468	$22,708
States, municipalities and political subdivisions		10,652		10,652
Asset-backed		8,662	165	8,827
Fixed maturities available-for-sale	175	41,379	633	42,187
Fixed maturities trading		49	4	53
Total fixed maturities	$175	$41,428	$637	$42,240

Equity securities	$629	$658	$19	$1,306
Short term and other	3,138	1,383		4,521
Receivables		2		2
Payable to brokers	(18)	(10)		(28)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
										(Losses)	Other
										Recognized in	Comprehensive
		Net Realized Investment								Net Income	Income (Loss)
		Gains (Losses) and Net								(Loss) on Level	on Level 3
		Change in Unrealized								3 Assets and	Assets and
		Investment Gains (Losses)					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at	Held at
2020	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	December 31	December 31	December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$468	$1	$43	$264	$(3)	$(13)	$10		$770		$43
States, municipalities and political subdivisions			1	45					46		1
Asset-backed	165	1	16	154	(9)	(32)	30	$(17)	308		18
Fixed maturities available-for-sale	633	2	60	463	(12)	(45)	40	(17)	1,124	$-	62
Fixed maturities trading	4	4							8	4
Total fixed maturities	$637	$6	60	$463	$(12)	$(45)	$40	$(17)	$1,132	$4	$62

Equity securities	$19	$(6)		$15			$15		$43	$(6)

											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
										(Losses)	Other
										Recognized in	Comprehensive
		Net Realized Investment								Net Income	Income (Loss)
		Gains (Losses) and Net								(Loss) on Level	on Level 3
		Change in Unrealized								3 Assets and	Assets and
		Investment Gains (Losses)					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Included in	Included in				into	out of	Balance,	Held at	Held at
2019	January 1	Net Income	OCI	Purchases	Sales	Settlements	Level 3	Level 3	December 31	December 31	December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$222		$33	$256		$(11)		$(32)	$468		$28
Asset-backed	197		8	48		(16)	$45	(117)	165		7
Fixed maturities available-for-sale	419	$-	41	304	$-	(27)	45	(149)	633	$-	35
Fixed maturities trading	6	(2)							4	(2)
Total fixed maturities	$425	$(2)	$41	$304	$-	$(27)	$45	$(149)	$637	$(2)	$35

Equity securities	$19	$(2)		$2					$19	$(2)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

				Range
	Estimated	Valuation	Unobservable	(Weighted
December 31, 2020	Fair Value	Techniques	Inputs	Average)
	(In millions)

Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% – 8% (3%)

December 31, 2019

Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% – 6% (2%)

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

	Carrying	Estimated Fair Value
December 31, 2020	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,068			$1,151	$1,151

Liabilities:
Short term debt	35	-	$19	17	36
Long term debt	10,042		10,482	765	11,247

December 31, 2019

Assets:	$994			$1,025	$1,025
Other invested assets, primarily mortgage loans

Liabilities:
Short term debt	75		$9	66	75
Long term debt	11,443		10,884	626	11,510

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

Note 5.  Receivables

December 31	2020	2019
(In millions)

Reinsurance (Note 16)	$4,478	$4,204
Insurance	2,640	2,481
Receivable from brokers	97	124
Accrued investment income	381	395
Federal income taxes	4	14
Other, primarily customer accounts	290	520
Total	7,890	7,738
Less: allowance for doubtful accounts on reinsurance receivables	21	25
allowance for other doubtful accounts	36	38
Receivables	$7,833	$7,675

Note 6.  Property, Plant and Equipment

December 31	2020	2019
(In millions)

Pipeline equipment (net of accumulated depreciation of $3,402 and $3,075)	$8,368	$8,229
Hotel properties (net of accumulated depreciation of $439 and $393)	1,083	839
Offshore drilling equipment (net of accumulated depreciation of $2,885) (a)		5,119
Other (net of accumulated depreciation of $688 and $721)	719	786
Construction in process	281	595
Property, plant and equipment	$10,451	$15,568

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2020		2019		2018
	Depre-	Capital	Depre-	Capital	Depre-	Capital
	ciation	Expend.	ciation	Expend.	ciation	Expend.
(In millions)

CNA Financial	56	25	$64	$26	$76	$99
Boardwalk Pipelines	361	415	348	418	346	487
Loews Hotels & Co	63	88	60	216	67	139
Corporate	74	90	70	53	59	48
Diamond Offshore (a)	119	52	356	345	332	222
Total	$673	$670	$898	$1,058	$880	995

(a)	Amounts presented for Diamond Offshore reflect the periods prior to deconsolidation. See Notes 2 and 20 for further discussion.

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $14 million, $18 million and $27 million for the years ended December 31, 2020, 2019 and 2018.

Asset Impairments

During the first quarter of 2020, five drilling rigs that had indicators of impairment were evaluated. Based on the assumptions and analysis at that time, it was determined that the carrying values of four of these rigs were impaired. The fair values of these rigs were estimated using multiple probability-weighted cash flow analyses, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including utilization and dayrate scenarios, as well as management’s assumptions related to future oil and gas prices. These fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. An aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) was recorded for the year ended December 31, 2020 and is reported within Operating expenses and other on the Consolidated Statements of Operations.

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

Loews Hotels & Co evaluates properties with indications that their carrying amounts may not be recoverable. It was determined that the carrying values of one property and capitalized costs related to a potential development project in 2020, four properties in 2019 and two properties in 2018 were impaired. Loews Hotels & Co recorded aggregate impairment charges of $30 million ($22 million after tax), $99 million ($77 million after tax) and $22 million ($15 million after tax) for the years ended December 31, 2020, 2019 and 2018 and are reported within Operating expenses and other on the Consolidated Statements of Operations. These impairments reduced Property, plant and equipment by $30 million and $62 million in 2020 and 2019 and Other assets by $37 million in 2019.

Loews Hotels & Co utilizes an undiscounted probability-weighted cash flow analysis in testing the recoverability of its long-lived assets for potential impairment. Assumptions and estimates underlying this analysis include, among other things, (i) room revenue based on occupancy and average room rates, (ii) other revenue generated by the property, including food and beverage sales and ancillary services, as well as property specific revenue sources, (iii) operating expenses, including management and marketing fees and (iv) expenditures for repairs and refurbishments to maintain the asset’s value. When necessary, scenarios are developed using multiple assumptions of expected future events which Loews Hotels & Co assigns a probability of occurrence based on management’s expectations. This initial analysis results in a projected probability-weighted cash flow of the property, which is compared to the carrying value of the asset to assess recoverability. If the long-lived asset’s carrying value exceeds the undiscounted cash flows, Loews Hotels & Co compares the long-lived asset’s carrying value to fair value, estimating the fair value of the asset by discounting future cash flows using market participant assumptions or third-party indicators of fair value such as a recent independent appraisal. These calculations, at times, utilize significant unobservable inputs, including estimating the growth in the asset’s revenue and cost structure and are therefore considered Level 3 fair value measurements.

Note 7.  Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill is as follows:

	CNA	Boardwalk
	Financial	Pipelines	Corporate	Total
(In millions)

Balance, December 31, 2018	$110	$237	$318	$665
Acquisition			100	100
Other adjustments	2			2
Balance, December 31, 2019	112	237	418	767
Acquisitions			18	18
Balance, December 31, 2020	$112	$237	$436	$785

The increases as of December 31, 2020 and 2019 reflect the acquisitions made by Altium Packaging in 2020 and 2019. See Note 2 for further discussion on these acquisitions.

A summary of the net carrying amount of other intangible assets is as follows:

	December 31, 2020		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In millions)

Finite-lived intangible assets:
Customer relationships	$647	$111	$611	$76
Other	71	61	71	34
Total finite-lived intangible assets	718	172	682	110

Indefinite-lived intangible assets	64		75
Total other intangible assets	$782	$172	$757	$110

The balance as of December 31, 2020 and 2019 includes assets from acquisitions made by Altium Packaging.

Amortization expense for the years ended December 31, 2020, 2019 and 2018 of $61 million, $45 million and $32 million is reported in Operating expenses and other on the Consolidated Statements of Operations. At December 31, 2020, estimated amortization expense in each of the next five years is approximately $41 million in 2021, $41 million in 2022, $40 million in 2023, $38 million in 2024 and $36 million in 2025.

Note 8.  Claim, Claim Adjustment Expense and Future Policy Benefit Reserves

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

Liability for Unpaid Claim and Claim Adjustment Expenses

The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented on the Consolidated Balance Sheets.

December 31	2020
(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property & Casualty Operations	$14,924
Other Insurance Operations (a)	3,777
Total net claim and claim adjustment expenses	18,701

Reinsurance receivables: (b)
Property & Casualty Operations	1,956
Other Insurance Operations (c)	2,049
Total reinsurance receivables	4,005
Total gross liability for unpaid claims and claims adjustment expenses	$22,706

(a)
Other Insurance Operations amounts are primarily related to long term care claim reserves, which are long duration insurance contracts, but also include amounts related to unfunded structured settlements arising from short duration insurance contracts.

(b)	Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.
(c)	The Other Insurance Operations reinsurance receivables are primarily related to A&EP claims covered under the loss portfolio transfer (“LPT”).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Year Ended December 31	2020	2019	2018
(In millions)

Reserves, beginning of year:
Gross	$21,720	$21,984	$22,004
Ceded	3,835	4,019	3,934
Net reserves, beginning of year	17,885	17,965	18,070

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,793	5,356	5,358
Decrease in provision for insured events of prior years	(119)	(127)	(179)
Amortization of discount	183	184	176
Total net incurred (a)	5,857	5,413	5,355

Net payments attributable to:
Current year events	(948)	(992)	(1,046)
Prior year events	(4,216)	(4,584)	(4,285)
Total net payments	(5,164)	(5,576)	(5,331)

Foreign currency translation adjustment and other	123	83	(129)

Net reserves, end of year	18,701	17,885	17,965
Ceded reserves, end of year	4,005	3,835	4,019
Gross reserves, end of year	$22,706	$21,720	$21,984

(a)
Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

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

In developing the loss reserve estimates for property and casualty contracts, CNA generally projects ultimate losses using several common actuarial methods as listed below. CNA reviews the various indications from the various methods and applies judgment to select an actuarial point estimate. The carried reserve may differ from the actuarial point estimate as a result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. The most frequently utilized methods to project ultimate losses include the following:

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

Gross and Net Carried Reserves

The following tables present the gross and net carried reserves:

	Property	Other
	and Casualty	Insurance
December 31, 2020	Operations	Operations	Total
(In millions)

Gross Case Reserves	$6,183	$4,511	$10,694
Gross IBNR Reserves	10,697	1,315	12,012

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,880	$5,826	$22,706

Net Case Reserves	$5,544	$3,386	$8,930
Net IBNR Reserves	9,380	391	9,771

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,924	$3,777	$18,701

December 31, 2019

Gross Case Reserves	$6,276	$4,713	$10,989
Gross IBNR Reserves	9,494	1,237	10,731

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,770	$5,950	$21,720

Net Case Reserves	$5,645	$3,533	$9,178
Net IBNR Reserves	8,508	199	8,707

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,153	$3,732	$17,885

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations:

Year Ended December 31	2020	2019	2018
(In millions)

Medical professional liability	$35	$75	$47
Other professional liability and management liability	(15)	(69)	(127)
Surety	(69)	(92)	(70)
Commercial auto	33	(25)	1
General liability	65	54	32
Workers’ compensation	(96)	(13)	(32)
Property and other	27	(3)	(32)
Total pretax favorable development	$(20)	$(73)	$(181)

Development Tables

For CNA’s Property & Casualty Operations, the following tables present further detail and commentary on the development reflected in the financial statements for each of the periods presented. Also presented are loss reserve development tables that illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short-duration insurance contracts for certain lines of business within CNA’s Property & Casualty Operations. Not all lines of business are presented based on their context to CNA’s overall loss reserves, calendar year reserve development, or calendar year net earned premiums. Insurance contracts are considered to be short-duration contracts when the contracts are not expected to remain in force for an extended period of time.

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

The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2019 and prior is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

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

2020

Unfavorable development in medical professional liability was primarily due to higher than expected frequency of large losses in recent accident years and unfavorable outcomes on specific claims in older accident years.

Favorable development in other professional liability and management liability was primarily due to lower than expected loss emergence in accident year 2017 and accident years prior to 2010.

Favorable development in surety was due to lower than expected frequency and lack of systemic loss activity for accident years 2019 and prior.

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s middle market and construction business in recent accident years.

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

Favorable development in other coverages was driven by lower than expected claim severity in catastrophes in accident year 2017 for property in Commercial, better than expected frequency in the liability portion of the package business in Canada and general liability in Europe in casualty, and for accident years 2015 and prior in Europe in healthcare and technology for International. This was partially offset by unfavorable development primarily driven by increased loss severity in the accident year 2017 in Europe professional indemnity in specialty for International.

Property & Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property & Casualty Operations:

December 31	2020
(In millions)

Medical professional liability	$1,520
Other professional liability and management liability	2,850
Surety	385
Commercial auto	502
General liability	3,305
Workers’ compensation	3,872
Property and other	2,490
Total net liability for unpaid claim and claim adjustment expenses	$14,924

Medical Professional Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses

											December 31, 2020
												Cumulative
December 31	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020	IBNR	Number of Claims
(In millions, except reported claims data)

Accident Year
2011	$429	$437	$443	$468	$439	$434	$437	$437	$439	$439	$4	$16,537
2012		464	469	508	498	493	484	493	499	497	5	17,739
2013			462	479	500	513	525	535	545	531	11	19,537
2014				450	489	537	530	535	529	527	11	19,770
2015					433	499	510	494	488	510	29	18,122
2016						427	487	485	499	508	27	15,998
2017							412	449	458	460	62	15,008
2018								404	429	431	98	14,531
2019									430	445	232	13,045
2020	_									477	426	7,787
	_								Total	$4,825	$905

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2011	$17	$109	$208	$295	$347	$375	$398	$409	$414	$432	-	-
2012		14	117	221	323	388	427	457	479	482	-	-
2013			17	119	255	355	414	462	495	508	-	-
2014				23	136	258	359	417	472	489	-	-
2015					22	101	230	313	384	420	-	-
2016						18	121	246	339	401
2017							19	107	235	308	-	-
2018								21	115	211	-	-
2019									17	91	-	-
2020	_	_	_	__	_	_	_	_		11	-	-
									Total	$3,353	-	-

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,472	-	-
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										19	-	-
Liability for unallocated claim adjustment expenses for accident years presented										29	-	-
Total net liability for unpaid claim and claim adjustment expenses										$1,520	-	-

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended												_
December 31											Total

Accident Year
2011	-	$8	$6	$25	$(29)	$(5)	$3	$-	$2	$-	$10	-
2012			5	39	(10)	(5)	(9)	9	6	(2)	33
2013				17	21	13	12	10	10	(14)	69
2014					39	48	(7)	5	(6)	(2)	77
2015						66	11	(16)	(6)	22	77
2016							60	(2)	14	9	81
2017								37	9	2	48
2018									25	2	27
2019	_	_	_	_	_	_	_			15	15
Total net development for the accident years presented above								43	54	32
Total net development for accident years prior to 2011								5	19	3
Total unallocated claim adjustment expense development								(1)	2	-
Total								$47	$75	$35

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses

											December 31, 2020
												Cumulative
December 31	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020	IBNR	Number of Claims
(In millions, except reported claims data)

Accident Year
2011	$880	$908	$934	$949	$944	$911	$899	$888	$885	$883	$17	$18,745
2012		923	909	887	878	840	846	833	831	850	25	18,504
2013			884	894	926	885	866	863	850	846	36	17,939
2014				878	898	885	831	835	854	845	57	17,568
2015					888	892	877	832	807	813	74	17,417
2016						901	900	900	904	907	120	17,946
2017							847	845	813	791	220	18,118
2018								850	864	869	276	19,789
2019									837	845	447	19,157
2020	_									930	777	16,557
	_								Total	$8,579	$2,049

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2011	$71	$314	$503	$605	$683	$726	$781	$796	$828	$851	-	-
2012		56	248	400	573	651	711	755	792	812	-	-
2013			54	249	447	618	702	754	771	779	-	-
2014				51	223	392	515	647	707	743	-	-
2015					60	234	404	542	612	677	-	-
2016						64	248	466	625	701
2017							57	222	394	498	-	-
2018								54	282	473	-	-
2019									64	263	-	-
2020	_	_	_	__	_	_	_	_		67	-	-
									Total	$5,864	-	-

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,715	-	-
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										79	-	-
Liability for unallocated claim adjustment expenses for accident years presented										56	-	-
Total net liability for unpaid claim and claim adjustment expenses										$2,850	-	-

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended												_
December 31											Total

Accident Year
2011	-	$28	$26	$15	$(5)	$(33)	$(12)	$(11)	$(3)	$(2)	$3	-
2012			(14)	(22)	(9)	(38)	6	(13)	(2)	19	(73)
2013				10	32	(41)	(19)	(3)	(13)	(4)	(38)
2014					20	(13)	(54)	4	19	(9)	(33)
2015						4	(15)	(45)	(25)	6	(75)
2016							(1)	-	4	3	6
2017								(2)	(32)	(22)	(56)
2018									14	5	19
2019	_	_	_	_	_	_	_	_		8	8
Total net development for the accident years presented above								(70)	(38)	4
Total net development for accident years prior to 2011								(50)	(17)	(19)
Total unallocated claim adjustment expense development								(7)	(14)	-
Total								$(127)	$(69)	$(15)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Surety

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses

											December 31, 2020
												Cumulative
December 31	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020	IBNR	Number of Claims
(In millions, except reported claims data)

Accident Year
2011	$120	$121	$116	$87	$75	$70	$66	$62	$62	$62	$1	$5,828
2012		120	122	98	70	52	45	39	38	37	1	5,577
2013			120	121	115	106	91	87	83	82	1	5,078
2014				123	124	94	69	60	45	45	1	5,102
2015					131	131	104	79	63	58	6	5,026
2016						124	124	109	84	67	12	5,469
2017							120	115	103	84	31	5,706
2018								114	108	91	48	5,920
2019									119	112	67	5,344
2020	_									128	122	2,527
	_								Total	$766	$290

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2011	$19	$42	$55	$58	$60	$60	$56	$57	$57	$57	-	-
2012		5	32	34	35	35	36	37	37	36	-	-
2013			16	40	69	78	78	78	77	78	-	-
2014				7	30	38	36	38	38	39	-	-
2015					7	26	38	40	42	44	-	-
2016						5	37	45	45	43
2017							23	37	41	46	-	-
2018								5	25	34	-	-
2019									12	34	-	-
2020	_	_	_	__	_	_	_	_		4	-	-
									Total	$415	-	-

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$351	-	-
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										14	-	-
Liability for unallocated claim adjustment expenses for accident years presented										20	-	-
Total net liability for unpaid claim and claim adjustment expense										$385	-	-

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended												_
December 31											Total

Accident Year
2011	-	$1	$(5)	$(29)	$(12)	$(5)	$(4)	$(4)	$-	$-	$(58)	-
2012			2	(24)	(28)	(18)	(7)	(6)	(1)	(1)	(83)
2013				1	(6)	(9)	(15)	(4)	(4)	(1)	(38)
2014					1	(30)	(25)	(9)	(15)	-	(78)
2015						-	(27)	(25)	(16)	(5)	(73)
2016							-	(15)	(25)	(17)	(57)
2017								(5)	(12)	(19)	(36)
2018									(6)	(17)	(23)
2019	_	_	_	_	_	_	_			(7)	(7)
Total net development for the accident years presented above								(68)	(79)	(67)
Total net development for accident years prior to 2011								(2)	(3)	(2)
Total unallocated claim adjustment expense development								-	(10)	-
Total								$(70)	$(92)	$(69)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses

											December 31, 2020
												Cumulative
December 31	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020	IBNR	Number of Claims
(In millions, except reported claims data)

Accident Year
2011	$268	$281	$288	$302	$300	$294	$294	$294	$291	$292	$-	$47,907
2012		275	289	299	303	307	299	299	297	296	2	46,288
2013			246	265	265	249	245	245	241	241	2	39,429
2014				234	223	212	205	205	201	201	1	33,625
2015					201	199	190	190	183	181	3	30,426
2016						198	186	186	186	190	2	30,430
2017							199	198	200	221	7	30,913
2018								229	227	227	10	34,225
2019									257	266	48	36,779
2020	_									310	187	24,427
	_								Total	$2,425	$262

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2011	$79	$145	$199	$248	$274	$284	$287	$289	$289	$290	-	-
2012		78	160	220	259	282	285	290	291	291	-	-
2013			74	135	168	200	225	234	238	239	-	-
2014				64	102	137	166	187	196	198	-	-
2015					52	96	130	153	172	175	-	-
2016						52	93	126	154	175	-	-
2017							58	107	150	178	-	-
2018								66	128	175	-	-
2019									77	147	-	-
2020	_	_	_	__	_	_	_	_		71	-	-
									Total	$1,939	-	-

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$486	-	-
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										2	-	-
Liability for unallocated claim adjustment expenses for accident years presented										14	-	-
Total net liability for unpaid claim and claim adjustment expenses										$502	-	-

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended												_
December 31											Total

Accident Year
2011	-	$13	$7	$14	$(2)	$(6)	$-	$-	$(3)	$1	$24	-
2012			14	10	4	4	(8)	-	(2)	(1)	21
2013				19	-	(16)	(4)	-	(4)	-	(5)
2014					(11)	(11)	(7)	-	(4)	-	(33)
2015						(2)	(9)	-	(7)	(2)	(20)
2016							(12)	-	-	4	(8)
2017								(1)	2	21	22
2018									(2)	-	(2)
2019	_	_	_	_	_	_	_			9	9
Total net development for the accident years presented above								(1)	(20)	32
Total net development for accident years prior to 2011								1	(4)	1
Total unallocated claim adjustment expense development								1	(1)	-
Total								$1	$(25)	$33

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses

											December 31, 2020
												Cumulative
December 31	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020	IBNR	Number of Claims
(In millions, except reported claims data)

Accident Year
2011	$591	$589	$631	$677	$676	$681	$670	$669	$667	$667	$21	$39,405
2012		587	611	639	636	619	635	635	630	632	24	35,276
2013			650	655	650	655	613	623	620	623	27	33,649
2014				653	658	654	631	635	658	659	44	27,972
2015					581	576	574	589	600	602	38	24,005
2016						623	659	667	671	673	104	24,215
2017							632	632	632	634	136	21,781
2018								653	644	646	302	19,234
2019									680	682	453	17,294
2020	_									723	640	9,593
	_								Total	$6,541	$1,789

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2011	$28	$148	$273	$411	$517	$568	$602	$622	$638	$640	-	-
2012		28	132	247	374	454	510	559	579	597	-	-
2013			31	128	240	352	450	510	551	572	-	-
2014				31	119	247	376	481	547	569	-	-
2015					19	110	230	357	446	501	-	-
2016						32	163	279	407	481	-	-
2017							23	118	250	399	-	-
2018								33	107	228	-	-
2019									25	98	-	-
2020	_	_	_	__	_	_	_	_		23	-	-
									Total	$4,108	-	-

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,433	-	-
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										812	-	-
Liability for unallocated claim adjustment expenses for accident years presented										60	-	-
Total net liability for unpaid claim and claim adjustment expenses										$3,305	-	-

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended												_
December 31											Total

Accident Year
2011	-	$(2)	$42	$46	$(1)	$5	$(11)	$(1)	$(2)	$-	$76	-
2012			24	28	(3)	(17)	16	-	(5)	2	45
2013				5	(5)	5	(42)	10	(3)	3	(27)
2014					5	(4)	(23)	4	23	1	6
2015						(5)	(2)	15	11	2	21
2016							36	8	4	2	50
2017								-	-	2	2
2018									(9)	2	(7)
2019	_	_	_	_	_	_	_			2	2
Total net development for the accident years presented above								36	19	16
Total net development for accident years prior to 2011								-	28	49
Total unallocated claim adjustment expense development								(4)	7	-
Total								$32	$54	$65

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses

											December 31, 2020
												Cumulative
December 31	2011 (a)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020	IBNR	Number of Claims
(In millions, except reported claims data)

Accident Year
2011	$607	$641	$647	$659	$651	$676	$676	$674	$688	$698	$42	$46,443
2012		601	627	659	669	678	673	671	668	663	62	42,685
2013			537	572	592	618	593	582	561	552	92	38,758
2014				467	480	479	452	450	446	439	97	33,488
2015					422	431	406	408	394	382	116	31,876
2016						426	405	396	382	366	121	31,967
2017							440	432	421	400	97	33,094
2018								450	440	428	129	34,800
2019									452	449	181	34,020
2020	_									477	312	24,980
	_								Total	$4,854	$1,249

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses

Accident Year
2011	$99	$249	$358	$438	$478	$522	$564	$571	$581	$583	-	-
2012		87	232	342	416	470	509	524	536	538	-	-
2013			80	213	300	370	417	419	411	414	-	-
2014				61	159	215	258	282	290	297	-	-
2015					51	131	180	212	231	243	-	-
2016						53	129	169	198	219	-	-
2017							63	151	207	243	-	-
2018								68	163	229	-	-
2019									71	169	-	-
2020	_	_	_	__	_	_	_	_		65	-	-
									Total	$3,000	-	-

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,854	-	-
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										1,984	-	-
Other (b)										(15)	-	-
Liability for unallocated claim adjustment expenses for accident years presented										49
Total net liability for unpaid claim and claim adjustment expenses										$3,872	-	-

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended												_
December 31											Total

Accident Year
2011	-	$34	$6	$12	$(8)	$25	$-	$(2)	$14	$10	$91	-
2012			26	32	10	9	(5)	(2)	(3)	(5)	62
2013				35	20	26	(25)	(11)	(21)	(9)	15
2014					13	(1)	(27)	(2)	(4)	(7)	(28)
2015						9	(25)	2	(14)	(12)	(40)
2016							(21)	(9)	(14)	(16)	(60)
2017								(8)	(11)	(21)	(40)
2018									(10)	(12)	(22)
2019	_	_	_	_	_	_	_			(3)	(3)
Total net development for the accident years presented above								(32)	(63)	(75)
Adjustment for development on a discounted basis								-	3	2
Total net development for accident years prior to 2011								7	24	(23)
Total unallocated claim adjustment expense development								(7)	23	-
Total								$(32)	$(13)	$(96)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.

The table below presents information about average historical claims duration as of December 31, 2020 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:

	1	2	3	4	5	6	7	8	9	10

Medical professional liability	3.7%	19.5%	24.0%	18.4%	12.2%	8.2%	5.2%	3.1%	0.9%	4.1%
Other professional liability and management liability	7.0	22.9	21.4	16.3	10.1	6.6	4.4	2.3	3.0	2.6
Surety (a)	18.3	44.6	20.0	3.5	2.2	1.2	(0.7)	0.9	(1.4)
Commercial auto	27.9	24.0	18.3	14.0	9.8	2.9	1.3	0.5		0.3
General liability	4.2	15.0	18.9	20.3	14.3	9.1	5.7	3.2	2.6	0.3
Workers’ compensation	14.5	21.9	14.2	10.1	6.4	3.5	2.1	1.1	0.9	0.3

(a)
Due to the nature of the Surety business, average annual percentage payout of ultimate net incurred claim and allocated claim adjustment expenses has been calculated using only the payouts of mature accident years presented in the loss reserve development tables.

A&EP Reserves

In 2010, Continental Casualty Company (“CCC”) together with several insurance subsidiaries completed a transaction with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., under which substantially all of their legacy A&EP liabilities were ceded to NICO through a loss portfolio transfer (“loss portfolio transfer” or “LPT”). At the effective date of the transaction, approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves were ceded to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. NICO was paid a reinsurance premium of $2.0 billion and billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million were transferred to NICO, resulting in total consideration of $2.2 billion.

In years subsequent to the effective date of the LPT, adverse prior year development on A&EP reserves was recognized resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which a change in the estimate of A&EP reserves is recognized that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.

The following table presents the impact of the loss portfolio transfer on the Consolidated Statements of Operations.

Year Ended December 31	2020	2019	2018
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$125	$150	$178
Provision for uncollectible third-party reinsurance on A&EP	(25)	(25)	(16)
Total additional amounts ceded under LPT	100	125	162
Retroactive reinsurance benefit recognized	(94)	(107)	(114)
Pretax impact of deferred retroactive reinsurance	$6	$18	$48

Net unfavorable prior year development of $125 million, $150 million and $178 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2020, 2019 and 2018.

The unfavorable development in 2020 and 2019 was driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. The unfavorable development in 2018 was driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and by paid losses on assumed reinsurance exposures. Additionally, in 2020, 2019 and 2018, $25 million, $25 million and $16 million of the provision for uncollectible third-party reinsurance was released.

As of December 31, 2020 and 2019, the cumulative amounts ceded under the LPT were $3.3 billion and $3.2 billion. The unrecognized deferred retroactive reinsurance benefit was $398 million and $392 million as of December 31, 2020 and 2019 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $4.2 billion and $3.7 billion as of December 31, 2020 and 2019. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for its Life & Group business. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, CNA’s actuaries perform a detailed claim reserve review on an annual basis. The review analyzes the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for structured settlement obligations, CNA’s actuaries monitor mortality experience on an annual basis. CNA’s recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent reviews. Claim and claim adjustment expense reserves for long term care policies and structured settlement obligations are discounted as discussed in Note 1.

CNA completed its annual claim reserve reviews in the third quarters of 2020, 2019 and 2018. CNA’s 2020 claim reserve reviews resulted in a $46 million pretax increase in claim and claim adjustment expense reserve estimates for structured settlement obligations primarily due to lower discount rate assumptions and mortality assumption changes and a $37 million pretax reduction in claim and claim adjustment expense reserves for long term care policies primarily due to lower claim severity than anticipated in the reserve estimates. CNA’s 2019 and 2018 claim reserve reviews resulted in $56 million and $31 million pretax reductions in claim and claim adjustment expense reserves for long term care policies primarily due to lower claim severity than anticipated in the reserve estimates.

Future policy benefit reserves consist of the active life reserves related to CNA’s long term care policies for policyholders that are not currently receiving benefits and represent the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

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

The GPV for the long term care future policy benefit reserves performed in the third quarters of 2020 and 2019 indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiencies resulted in $74 million and $216 million pretax increases in policyholders’ benefits reflected in the Company’s results of operations for the years ended December 31, 2020 and 2019. CNA’s 2018 GPV for the long term care future policy benefit reserves indicated the reserves were not deficient and no adjustment was required.

Note 9.  Leases

Lease agreements primarily cover office facilities and machinery and equipment and expire at various dates. The Company’s leases are predominantly operating leases, which are included in Other assets and Other liabilities on the Consolidated Balance Sheet. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.

Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the Company’s secured borrowing rate, as most of the Company’s leases do not provide an implicit rate. The Company’s operating lease right of use asset was $370 million and $573 million and the Company’s operating lease liability was $501 million and $694 million at December 31, 2020 and 2019.

Total lease expense was $110 million and $146 million for the years ended December 31, 2020 and 2019, which includes operating lease expense of $84 million and $121 million, variable lease expense of $22 million and $19 million and short term lease expense of $4 million and $6 million. Prior to the adoption of the new lease standard, lease expense for the year ended December 31, 2018 was $120 million. Cash paid for amounts included in operating lease liabilities was $86 million and $117 million for year ended December 31, 2020 and 2019. Operating lease right of use assets obtained in exchange for lease obligations was $40 million and $54 million for the years ended December 31, 2020 and 2019.

The table below presents the maturities of lease liabilities:

Operating
As of December 31, 2020	Leases
(In millions)

2021	$89
2022	80
2023	72
2024	59
2025	49
Thereafter	317
Total	666
Less: discount	165
Total lease liabilities	$501

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of December 31, 2020

Weighted average remaining lease term	9.7 Years
Weighted average discount rate	3.5%

Note 10.  Income Taxes

Loews Corporation and its eligible subsidiaries file a consolidated federal income tax return. Loews Corporation has entered into a separate tax allocation agreement with CNA, a majority-owned subsidiary in which its ownership exceeds 80%. The agreement provides that Loews Corporation will: (i) pay to CNA the amount, if any, by which Loews Corporation’s consolidated federal income tax is reduced by virtue of inclusion of CNA in Loews Corporation’s return or (ii) be paid by CNA an amount, if any, equal to the federal income tax that would have been payable by CNA if it had filed a separate consolidated return. The agreement may be canceled by either of the parties upon thirty days written notice.

For 2018 through 2020, the Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducted a real-time audit and worked contemporaneously with the Company to resolve any issues prior to the filing of the 2018 and 2019 tax returns. The 2018 and 2019 examinations are completed. For 2020, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not support use of IRS resources. The Company believes this approach should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position or cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2016.

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2020	2019	2018
(In millions)

Income tax expense (benefit):
Federal:
Current	$43	$108	$6
Deferred	(260)	47	85
State and city:
Current	1	18	15
Deferred	13	22	9
Foreign	30	53	13
Total	$(173)	$248	$128

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense (benefit) is as follows:

Year Ended December 31	2020	2019	2018
(In millions)

Income (loss) before income tax:
U.S.	$(768)	$1,145	$775
Foreign	(696)	(26)	59
Total	$(1,464)	$1,119	$834

Income tax expense (benefit) at statutory rate	$(307)	$235	$175
Increase (decrease) in income tax expense (benefit) resulting from:
Effect of the 2017 tax act		(14)	(6)
Exempt investment income	(49)	(50)	(64)
Foreign related tax differential	63	(55)	1
Taxes related to domestic affiliate		(15)	(7)
Partnership earnings not subject to taxes			(14)
Valuation allowance	55	12	12
Unrecognized tax positions, settlements and adjustments relating to prior years	68	97	2
State taxes	4	37	20
Other	(7)	1	9
Income tax expense (benefit)	$(173)	$248	$128

As of December 31, 2020, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2020	2019	2018
(In millions)

Balance at January 1	$121	$58	$84
Additions for tax positions related to the current year	68	86	3
Additions for tax positions related to a prior year		2	20
Reductions for tax positions related to a prior year		(23)	(48)
Lapse of statute of limitations		(2)	(1)
Reduction due to deconsolidation of Diamond Offshore	(187)
Balance at December 31	$2	$121	$58

As of December 31, 2020, $2 million of unrecognized tax benefits would affect the effective tax rate if recognized. The amount of related accrued interest and penalties was insignificant.

The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in Income tax expense (benefit) on the Consolidated Statements of Operations. The Company recognizes penalties in Income tax expense (benefit) on the Consolidated Statements of Operations. Interest expense (benefit) amounts recorded by the Company were insignificant for the years ended December 31, 2020, 2019 and 2018. Penalty amounts recorded by the Company were insignificant for the years ended December 31, 2020, 2019 and 2018.

The following table summarizes deferred tax assets and liabilities:

December 31	2020	2019
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$157	$129
Unearned premium reserves	174	153
Receivables	11	11
Employee benefits	197	212
Deferred retroactive reinsurance benefit	83	82
Net operating loss carryforwards	13	275
Tax credit carryforwards	11	47
Basis differential in investment in subsidiary	8	8
Disallowed interest deduction		41
Other	189	179
Total deferred tax assets	843	1,137
Valuation allowance	(13)	(187)
Net deferred tax assets	830	950

Deferred tax liabilities:
Deferred acquisition costs	(93)	(83)
Net unrealized gains	(441)	(263)
Property, plant and equipment	(721)	(848)
Basis differential in investment in subsidiary	(432)	(679)
Other liabilities	(165)	(208)
Total deferred tax liabilities	(1,852)	(2,081)

Net deferred tax liabilities (a)	$(1,022)	$(1,131)

(a)	Includes $43 and $37 of deferred tax assets reflected in Other assets in the Consolidated Balance Sheets at December 31, 2020 and 2019.

Net operating loss carryforwards in foreign tax jurisdictions of $2 million expire between 2037 and 2039, and $11 million has no expiration. Foreign tax credit carryforwards of $8 million will expire between 2029 and 2030, and $3 million has no expiration.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. Due to the mix of state tax jurisdictions in which our subsidiaries operate, as of December 31, 2020, a valuation allowance of $13 million was recorded related primarily to state net operating losses.

Note 11.  Debt

December 31	2020	2019
(In millions)

Loews Corporation (Parent Company):
Senior:
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	$500	$500
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	500	500
3.2% notes due 2030 (effective interest rate of 3.3%) (authorized, $500)	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
5.8% notes due 2021 (effective interest rate of 5.9%) (authorized, $400)		400
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550	550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)	500	500
3.5% notes due 2027 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.9% notes due 2029 (effective interest rate of 3.9%) (authorized, $500)	500	500
2.1% notes due 2030 (effective interest rate of 2.1%) (authorized, $500)	500
Boardwalk Pipelines:
Senior:
Variable rate revolving credit facility due 2022 (effective interest rate of 1.4% and 3.0%)	130	295
4.5% notes due 2021 (effective interest rate of 5.0%) (authorized, $440)		440
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)	300	300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600)	600	600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $500)	500	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
4.8% notes due 2029 (effective interest rate of 4.9%) (authorized, $500)	500	500
3.4% notes due 2031 (effective interest rate of 3.5%) (authorized, $500)	500
Finance lease obligation	7	7
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 4.7%)	750	712
Altium Packaging:
Senior:
Variable rate asset based lending facility due 2022 (effective interest rate of 3.5%)	10
Variable rate term loan due 2024 (effective interest rate of 4.7% and 4.9%)	585	591
Variable rate term loan due 2026 (effective interest rate of 4.1% and 5.3%)	246	249
Finance lease obligation	26	6
Diamond Offshore (a):
Senior:
3.5% notes due 2023 (effective interest rate of 3.5%) (authorized, $250)		250
7.9% notes due 2025 (effective interest rate of 8.0%) (authorized, $500)		500
5.7% notes due 2039 (effective interest rate of 5.8%) (authorized, $500)		500
4.9% notes due 2043 (effective interest rate of 4.9%) (authorized, $750)		750
	10,197	11,643
Less unamortized discount and issuance costs	88	110
Debt	$10,109	$11,533

(a)	Amounts presented for Diamond Offshore reflects the period prior to the deconsolidation.

		Unamortized
		Discount and
		Issuance		Short Term	Long Term
December 31, 2020	Principal	Costs	Net	Debt	Debt
(In millions)

Loews Corporation	$2,300	$24	$2,276		$2,276
CNA Financial	2,793	17	2,776		2,776
Boardwalk Pipelines	3,487	25	3,462	$1	3,461
Loews Hotels & Co	750	8	742	16	726
Altium Packaging	867	14	853	20	833
Total	$10,197	$88	$10,109	$37	$10,072

At December 31, 2020, the aggregate long term debt maturing in each of the next five years is approximately as follows:  $37 million in 2021, $650 million in 2022, $1.1 billion in 2023, $2.0 billion in 2024, $7 million in 2025 and $6.4 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

In May of 2020, Loews Corporation completed a public offering of $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030. The proceeds of this offering are available for general corporate purposes.

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2020, giving it access to approximately $111 million of additional liquidity. As of December 31, 2020 and 2019, CNA had no outstanding borrowings from the FHLBC.

In August of 2020, CNA completed a public offering of $500 million aggregate principal amount of its 2.1% senior notes due August 15, 2030 and used the net proceeds to redeem the entire $400 million outstanding aggregate principal balance of its 5.8% senior notes due August 15, 2021 and for general corporate purposes.

In 2019, CNA amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the amended and restated credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. As of December 31, 2020, CNA had no outstanding borrowings under the credit agreement and was in compliance with all covenants.

In August of 2020, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 3.4% senior notes due February 15, 2031. Boardwalk Pipelines used the proceeds to retire the outstanding $440 million aggregate principal amount of its 4.5% senior notes due 2021 in November of 2020, to fund growth capital expenditures and for general corporate purposes. Initially, the proceeds were used to reduce outstanding borrowings under its revolving credit facility.

Boardwalk Pipelines has a revolving credit facility having aggregate lending commitments of $1,475 million maturing May 26, 2022. As of December 31, 2020, Boardwalk Pipelines had $130 million of outstanding borrowings under its revolving credit facility and had available $1,345 million of available borrowing capacity. As of February 8, 2021, Boardwalk Pipelines had $170 million of outstanding borrowings under its revolving credit facility and had $1,305 million of available borrowing capacity. As of December 31, 2020, Boardwalk Pipelines was in compliance with all covenants.

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contain a variety of financial and operational covenants. As of December 31, 2020, Loews Hotels & Co was in compliance with these covenants.

On February 3, 2021, Altium Packaging issued a $1.05 billion seven-year secured term loan. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 0.5% LIBOR floor. The proceeds were used to pay the outstanding principal balances of its variable rate term loans and lending facility and pay a dividend of $200 million.

Note 12.  Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the years ended December 31, 2018, 2019 and 2020:

	Net Unrealized					Total
	Gains (Losses)	Net Other	Unrealized			Accumulated
	on Investments	Unrealized	Gains (Losses)	Pension and	Foreign	Other
	with OTTI	Gains (Losses)	on Cash Flow	Postretirement	Currency	Comprehensive
	Losses	on Investments	Hedges	Benefits	Translation	Income (Loss)
(In millions)

Balance, January 1, 2018, as reported	$22	$673	$-	$(633)	$(88)	$(26)
Cumulative effect adjustment from changes in accounting standards, after tax of $0, $8, $0, $0 and $0	4	98		(130)		(28)
Balance, January 1, 2018, as adjusted	26	771	-	(763)	(88)	(54)
Other comprehensive income (loss) before reclassifications, after tax of $2, $213, $(2), $9 and $0	(7)	(801)	4	(34)	(84)	(922)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $2, $(2), $0, $(6) and $0	(7)	3	2	32		30
Other comprehensive income (loss)	(14)	(798)	6	(2)	(84)	(892)
Amounts attributable to noncontrolling interests	2	84			9	95
Purchase of Boardwalk Pipelines common units			(1)	(28)		(29)
Balance, December 31, 2018	14	57	5	(793)	(163)	(880)
Other comprehensive income (loss) before reclassifications, after tax of $3, $(256), $5, $28 and $0	(13)	957	(11)	(102)	42	873
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(3), $1, $0, $(9) and $0	12	(8)		34		38
Other comprehensive income (loss)	(1)	949	(11)	(68)	42	911
Amounts attributable to noncontrolling interests		(101)		6	(4)	(99)
Balance, December 31, 2019	$13	$905	$(6)	$(855)	$(125)	$(68)

Balance, January 1, 2020 (a)	$-	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $12, $(201), $8, $18 and $0	(43)	763	(22)	(66)	48	680
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(12), $12, $(2), $(11) and $0	43	(43)	5	42		47
Other comprehensive income (loss)	-	720	(17)	(24)	48	727
Amounts attributable to noncontrolling interests		(75)		2	(5)	(78)
Balance, December 31, 2020	$-	$1,563	$(23)	$(877)	$(82)	$581

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

Common Stock Dividends

Loews Corporation declared and paid dividends of $0.25 per share in the aggregate on its common stock in 2020, 2019 and 2018.

There are no restrictions on Loews Corporation’s retained earnings or net income with regard to payment of dividends. However, as a holding company, Loews Corporation relies upon invested cash balances and distributions from its subsidiaries to generate the funds necessary to declare and pay any dividends to holders of its common stock. The ability of Loews Corporation’s subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, compliance with covenants in their respective credit agreements and applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. See Note 14 for a discussion of the regulatory restrictions on CNA’s availability to pay dividends.

Treasury Stock

Loews Corporation repurchased 22.0 million, 21.5 million and 20.3 million shares of its common stock at aggregate costs of $0.9 billion, $1.1 billion and $1.0 billion during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, 22.0 million shares were retired. The remaining shares will be retired in 2021. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings.

Note 13. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported as Non-insurance warranty revenue and within Operating revenues and other on the Consolidated Statements of Operations. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 20:

Year Ended December 31	2020	2019	2018
(In millions)

Non-insurance warranty – CNA Financial	$1,252	$1,161	$1,007

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$1,264	$1,266	$1,206
Lodging and related services – Loews Hotels & Co	234	691	730
Rigid plastic packaging and recycled resin – Corporate	1,022	932	867
Contract drilling – Diamond Offshore (a)	300	981	1,083
Total revenues from contracts with customers	2,820	3,870	3,886
Other revenues	113	68	101
Operating revenues and other	$2,933	$3,938	$3,987

(a)	Revenues presented for Diamond Offshore reflect the periods prior to deconsolidation. See Notes 2 and 20 for further discussion.

Receivables from contracts with customers – As of December 31, 2020 and 2019, receivables from contracts with customers were approximately $246 million and $458 million and are included within Receivables on the Consolidated Balance Sheets.

Deferred revenue – As of December 31, 2020 and 2019, deferred revenue resulting from contracts with customers was approximately $4.1 billion and $3.9 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Balance Sheets. Approximately $1.1 billion and $1.0 billion of revenues recognized during the year ended December 31, 2020 and 2019 were included in deferred revenue as of January 1, 2020 and 2019.

Contract costs – As of December 31, 2020 and 2019, the Company had approximately $3.1 billion and $2.9 billion of costs to obtain contracts with customers, primarily related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are reported as Deferred non-insurance warranty acquisition expenses on the Consolidated Balance Sheets. For the year ended December 31, 2020 and 2019, amortization expense totaled $907 million and $912 million is included in Non-insurance warranty expense and Operating expenses and other in the Consolidated Statement of Income. There were no adjustments to deferred costs recorded for the year ended December 31, 2020 and 2019.

Performance obligations – As of December 31, 2020, approximately $13.4 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipelines and non-insurance warranty services at CNA. Approximately $2.4 billion will be recognized during 2021, $2.0 billion in 2022 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (“SSAP No. 62R”), Property and Casualty Reinsurance, paragraphs 88 and 89 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $91 million at December 31, 2020 and 2019.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2020, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2021 that would not be subject to the Department’s prior approval is $1,070 million, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $975 million in 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2020(a)	2019	2020(a)	2019	2018
(In millions)

Combined Continental Casualty Companies	$10,708	$10,787	$800	$1,062	$1,405

(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.

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

The statutory capital and surplus presented above for CCC was approximately 266% and 291% of company action level RBC at December 31, 2020 and 2019. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CNA’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

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

The Company funds certain of these benefit plans and accrues postretirement benefits during the active service of those employees who would become eligible for such benefits when they retire. The Company uses December 31 as the measurement date for their plans.

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2020	2019	2018	2020	2019	2018

Discount rate	2.1%	3.0%	4.1%	2.2%	3.0%	4.1%
Interest crediting rate	3.0%	3.7%	3.8%
Rate of compensation increase	0.0% to 3.0%	3.0% to 5.5%	3.9% to 5.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2020	2019	2018	2020	2019	2018

Discount rate	3.0%	4.0%	3.6%	2.9%	4.0%	3.4%
Expected long term rate of return on plan assets	7.2%	7.5%	7.5%	3.6%	3.6%	5.3%
Interest crediting rate	3.7%	3.7%	3.7%
Rate of compensation increase	0.0% to 3.0%	3.0% to 5.5%	3.9% to 5.5%

In determining the discount rate assumption, current market and liability information is utilized, including a discounted cash flow analysis of the pension and postretirement obligations. In particular, the basis for the discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curves and indices evaluated in the selection of the discount rate are comprised of high quality corporate bonds that are rated AA by an accepted rating agency.

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

Assumed health care cost trend rates:

December 31	2020	2019	2018

Health care cost trend rate assumed for next year	4.0% to 7.5%	4.0% to 8.0%	4.0% to 6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2021-2026	2021-2026	2019-2022

Net periodic (benefit) cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2020	2019	2018	2020	2019	2018
(In millions)

Service cost	$3	$7	$8			$1
Interest cost	92	117	110	$2	$2	2
Expected return on plan assets	(173)	(159)	(179)	(3)	(3)	(5)
Amortization of unrecognized net loss	48	45	42	(1)	(1)	(1)
Amortization of unrecognized prior service benefit						(2)
Settlements and curtailments	10	1	9	(1)
Net periodic (benefit) cost	$(20)	$11	$(10)	$(3)	$(2)	$(5)

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,137	$2,919	$52	$53
Service cost	3	7
Interest cost	92	117	2	2
Plan participants’ contributions			4	4
Amendments		1
Actuarial loss	236	299	3	3
Benefits paid from plan assets	(189)	(191)	(10)	(10)
Settlements and curtailments	(40)	(19)
Foreign exchange	4	4
Benefit obligation at December 31	3,243	3,137	51	52

Change in plan assets:

Fair value of plan assets at January 1	2,576	2,304	90	85
Actual return on plan assets	327	328	8	8
Company contributions	61	146	4	3
Plan participants’ contributions			4	4
Benefits paid from plan assets	(189)	(191)	(10)	(10)
Settlements	(40)	(15)
Foreign exchange	4	4
Fair value of plan assets at December 31	2,739	2,576	96	90

Funded status	$(504)	$(561)	$45	$38

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
(In millions)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$4	$5	$61	$54
Other liabilities	(508)	(566)	(16)	(16)
Net amount recognized	$(504)	$(561)	$45	$38

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Prior service credit				$(1)
Net actuarial loss	$1,169	$1,144	$(5)	(4)
Net amount recognized	$1,169	$1,144	$(5)	$(5)

Information for plans with projected and accumulated benefit obligations in excess of plan assets:

Projected benefit obligation	$3,103	$3,021
Accumulated benefit obligation	3,096	3,014	$16	$16
Fair value of plan assets	2,596	2,456

The benefit obligation for all defined benefit pension plans was $3.2 billion and $3.1 billion at December 31, 2020 and 2019. Changes for the years ended December 31, 2020 and 2019 include actuarial losses of $236 million and $300 million primarily driven by changes in the discount rate used to determine the benefit obligations.

A total return approach is employed whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolios contain a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2020, $192 million is committed to fund future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments at December 31, 2020.

		Other
	Pension	Postretirement
Expected future benefit payments	Benefits	Benefits
(In millions)

2021	$222	$4
2022	215	4
2023	218	4
2024	212	3
2025	211	3
2026 – 2030	974	13

In 2021, it is expected that contributions of approximately $20 million will be made to pension plans and $2 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2020	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$643	$9	$652
States, municipalities and political subdivisions		32		32
Asset-backed		98		98
Total fixed maturities	$-	773	9	782
Equity securities	785	137		922
Short term investments	37	38		75
Fixed income mutual funds	139			139
Other assets		8		8
Total plan assets at fair value	$961	$956	$9	$1,926
Plan assets at net asset value: (a)
Limited partnerships				813
Total plan assets	$961	$956	$9	$2,739

December 31, 2019	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$587	$10	$597
States, municipalities and political subdivisions		51		51
Asset-backed		154		154
Total fixed maturities	$-	792	10	802
Equity securities	541	128		669
Short term investments	74	7		81
Fixed income mutual funds	128			128
Other assets	11	9		20
Total plan assets at fair value	$754	$936	$10	$1,700
Plan assets at net asset value: (a)
Limited partnerships				876
Total plan assets	$754	$936	$10	$2,576

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 75% and 80% of the carrying value as of December 31, 2020 and 2019 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 69% were equity related, 27% pursued a multi-strategy approach and 4% were focused on distressed investments at December 31, 2020.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2020	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$24		$24
States, municipalities and political subdivisions		14		14
Asset-backed		33		33
Total fixed maturities	$-	71	-	$71
Short term investments	5			5
Fixed income mutual funds	20			20
Total	$25	$71	$-	$96

December 31, 2019

Fixed maturity securities:
Corporate and other bonds		$22		$22
States, municipalities and political subdivisions		16		16
Asset-backed		31		31
Total fixed maturities	$-	69	-	$69
Short term investments	3			3
Fixed income mutual funds	18			18
Total	$21	$69	$-	$90

There were no Level 3 assets at December 31, 2020 and 2019.

Savings Plans – The Company has several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. Employer contributions to these plans amounted to $90 million, $102 million and $100 million for the years ended December 31, 2020, 2019 and 2018.

Stock-based Compensation – In 2016, shareholders approved the Loews Corporation 2016 Incentive Compensation Plan (the “2016 Loews Plan”) which replaced a previously existing plan. The aggregate number of shares of Loews Corporation common stock authorized under the 2016 Loews Plan is 6,000,000 shares, plus up to 3,000,000 shares that may be forfeited under the prior plan. The maximum number of shares of Loews Corporation common stock with respect to which awards may be granted to any individual in any calendar year is 500,000 shares. In accordance with the 2016 Loews Plan and the prior equity plan, Loews Corporation stock-based compensation consists of the following:

SARs:  SARs were granted under the prior equity plan. The exercise price per share may not be less than the fair market value of the common stock on the date of grant. Generally, SARs vest ratably over a four-year period and expire in ten years.

Time-based Restricted Stock Units:  Time-based restricted stock units (“RSUs”) are granted under the 2016 Loews Plan and represent the right to receive one share of Loews Corporation common stock for each vested RSU. Generally, RSUs vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.

Performance-based Restricted Stock Units:  Performance-based RSUs (“PSUs”) are granted under the 2016 Loews Plan and represent the right to receive one share of Loews Corporation common stock for each vested PSU, subject to the achievement of specified performance goals by the Company. Generally, performance-based RSUs vest, if performance goals are satisfied, 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.

In 2020, Loews Corporation granted an aggregate of 219,571 RSUs and PSUs at a weighted average grant-date fair value of $49.99 per unit. No RSUs were forfeited during the year. 2,062,256 SARs were outstanding at December 31, 2020 with a weighted average exercise price of $41.65.

The Company recognized compensation expense that decreased net income by $37 million, $37 million and $35 million for the years ended December 31, 2020, 2019 and 2018. Several of Loews Corporation’s subsidiaries also maintain their own stock-based compensation plans. Such amounts include Loews Corporation’s share of expense related to these plans.

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

The following table presents the amounts receivable from reinsurers:

December 31	2020	2019
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,005	$3,835
Ceded future policy benefits	263	226
Reinsurance receivables related to paid losses	210	143
Reinsurance receivables	4,478	4,204
Less allowance for doubtful accounts	21	25
Reinsurance receivables, net of allowance for doubtful accounts	$4,457	$4,179

CNA has established an allowance for doubtful accounts on voluntary reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of December 31, 2020
(In millions)

A- to A++	$2,820
B- to B++	904
Insolvent	3
Total voluntary reinsurance outstanding balance (a)	$3,727

(a)
Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. See Note 8 for more information on the LPT. Also excluded are receivables from involuntary pools.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.3 billion and $3.2 billion at December 31, 2020 and 2019.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2020 were approximately $1.9 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $377 million from the Gateway Rivers Insurance Company and $314 million from the Palo Verde Insurance Company. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2020

Property and casualty	$11,547	$238	$4,640	$7,145	3.3%
Long term care	454	50		504	9.9
Earned premiums	$12,001	$288	$4,640	$7,649	3.8%

Year Ended December 31, 2019

Property and casualty	$11,021	$288	$4,401	$6,908	4.2%
Long term care	470	50		520	9.6
Earned premiums	$11,491	$338	$4,401	$7,428	4.6%

Year Ended December 31, 2018

Property and casualty	$10,857	$305	$4,380	$6,782	4.5%
Long term care	480	50		530	9.4
Earned premiums	$11,337	$355	$4,380	$7,312	4.9%

Included in the direct and ceded earned premiums for the years ended December 31, 2020, 2019 and 2018 are $3.5 billion, $3.6 billion and $3.7 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Long term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $3.2 billion, $2.7 billion and $2.8 billion for the years ended December 31, 2020, 2019 and 2018, including $2.4 billion, $2.1 billion and $1.9 billion related to the significant third party captive program discussed above.

Note 17.  Quarterly Financial Data (Unaudited)

2020 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$3,709	$3,465	$2,310	$3,099

Net income (loss) (a) (b) (c)	397	139	(835)	(632)
Per share-basic and diluted	1.45	0.50	(2.96)	(2.20)

2019 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$3,876	$3,675	$3,623	$3,757

Net income (d) (e)	217	72	249	394
Per share-basic and diluted	0.73	0.24	0.82	1.27

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(a)
Net income for the third quarter of 2020 included net catastrophe losses of $112 million (after tax and noncontrolling interests) and a $52 million (after tax and noncontrolling interests) charge related to the recognition of an active life reserve premium deficiency as a result of the third quarter GPV.

(b)
Net loss for the second quarter of 2020 included an investment loss of $957 million (after tax) related to the deconsolidation of Diamond Offshore and net catastrophe losses of $212 million (after tax and noncontrolling interests).

(c)	Net loss for the first quarter of 2020 included an aggregate asset impairment charge of $408 million (after tax and noncontrolling interests) related to Diamond Offshore drilling rigs.
(d)
Net income for the fourth quarter of 2019 included net investment income of $116 million (after tax and noncontrolling interests) related to limited partnerships and equity securities partially offset by asset impairment charges of $69 million (after tax).

(e)
Net income for the third quarter of 2019 included a $151 million (after tax and noncontrolling interests) charge related to the recognition of an active life reserve premium deficiency as a result of the third quarter GPV.

Note 18.  Legal Proceedings

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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July of 2019. In October of 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. The case is set for trial in February of 2021.

The Company and its subsidiaries also are from time to time parties to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

Note 19.  Commitments and Contingencies

CNA Financial

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2020, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

CNA recently became aware of discrepancies in the experience rating calculation of certain general liability policies. These calculation discrepancies resulted in certain policyholders being undercharged while others were overcharged. CNA has made corrections to its systems and processes to address the issue. CNA recorded a charge which reduced earned premium by $14 million in anticipation of voluntarily issuing premium refunds in connection with policies written from January 1, 2018 through December 31, 2020 which were overcharged. CNA has contacted regulators in states with a significant anticipated volume of premium refunds. Fines or penalties related to the foregoing are reasonably possible, but the amount of such fines, if any, cannot be estimated at this time.

Note 20.  Segments

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

Boardwalk Pipelines is engaged in the interstate transportation and storage of natural gas and NGLs. This segment consists of interstate natural gas pipeline systems located in the Gulf Coast region, Oklahoma, Arkansas and the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, natural gas storage facilities in four states and NGL pipelines and storage facilities in Louisiana and Texas, with approximately 14,095 miles of pipeline.

Loews Hotels & Co operates a chain of 27 hotels, 26 of which are in the United States and one of which is in Canada.

The Corporate segment consists of investment income from the Parent Company’s cash and investments, Parent Company interest expense, other unallocated Parent Company expenses and the results of Altium Packaging. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

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

Statements of Operations and Total assets by segment are presented in the following tables.

	CNA	Boardwalk	Loews		Diamond
Year Ended December 31, 2020	Financial	Pipelines	Hotels & Co	Corporate	Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$7,649					$7,649
Net investment income	1,935		$1	$59		1,995
Investment losses	(35)			(1,211)		(1,246)
Non-insurance warranty revenue	1,252					1,252
Operating revenues and other	26	$1,302	277	1,023	$305	2,933
Total	10,827	1,302	278	(129)	305	12,583

Expenses:

Insurance claims and policyholders’ benefits	6,170					6,170
Amortization of deferred acquisition costs	1,410					1,410
Non-insurance warranty expense	1,159					1,159
Operating expenses and other	1,125	855	519	1,098	1,196	4,793
Interest	142	170	33	127	43	515
Total	10,006	1,025	552	1,225	1,239	14,047
Income (loss) before income tax	821	277	(274)	(1,354)	(934)	(1,464)
Income tax (expense) benefit	(131)	(71)	62	287	26	173
Net income (loss)	690	206	(212)	(1,067)	(908)	(1,291)
Amounts attributable to noncontrolling interests	(72)				432	360
Net income (loss) attributable to Loews Corporation	$618	$206	$(212)	$(1,067)	$(476)	$(931)

December 31, 2020

Total assets	$63,976	$9,353	$1,637	$5,270	$-	$80,236

	CNA	Boardwalk	Loews		Diamond
Year Ended December 31, 2019	Financial	Pipelines	Hotels & Co	Corporate	Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$7,428					$7,428
Net investment income	2,118		$1	$230	$6	2,355
Investment gains	49					49
Non-insurance warranty revenue	1,161					1,161
Operating revenues and other	32	$1,300	691	933	982	3,938
Total	10,788	1,300	692	1,163	988	14,931

Expenses:

Insurance claims and policyholders’ benefits	5,806					5,806
Amortization of deferred acquisition costs	1,383					1,383
Non-insurance warranty expense	1,082					1,082
Operating expenses and other	1,141	840	698	1,004	1,267	4,950
Interest	152	179	22	115	123	591
Total	9,564	1,019	720	1,119	1,390	13,812
Income (loss) before income tax	1,224	281	(28)	44	(402)	1,119
Income tax (expense) benefit	(224)	(72)	(3)	(9)	60	(248)
Net income (loss)	1,000	209	(31)	35	(342)	871
Amounts attributable to noncontrolling interests	(106)				167	61
Net income (loss) attributable to Loews Corporation	$894	$209	$(31)	$35	$(175)	$932

December 31, 2019

Total assets	$60,583	$9,248	$1,728	$4,850	$5,834	$82,243

	CNA	Boardwalk	Loews		Diamond
Year Ended December 31, 2018	Financial	Pipelines	Hotels & Co	Corporate	Offshore (a)	Total
(In millions)

Revenues:

Insurance premiums	$7,312					$7,312
Net investment income (loss)	1,817		$2	$(10)	$8	1,817
Investment losses	(57)					(57)
Non-insurance warranty revenue	1,007					1,007
Operating revenues and other	55	$1,227	753	867	1,085	3,987
Total	10,134	1,227	755	857	1,093	14,066

Expenses:

Insurance claims and policyholders’ benefits	5,572					5,572
Amortization of deferred acquisition costs	1,335					1,335
Non-insurance warranty expense	923					923
Operating expenses and other	1,203	820	653	956	1,196	4,828
Interest	138	176	29	108	123	574
Total	9,171	996	682	1,064	1,319	13,232
Income (loss) before income tax	963	231	73	(207)	(226)	834
Income tax (expense) benefit	(151)	(28)	(25)	46	30	(128)
Net income (loss)	812	203	48	(161)	(196)	706
Amounts attributable to noncontrolling interests	(86)	(68)			84	(70)
Net income (loss) attributable to Loews Corporation	$726	$135	$48	$(161)	$(112)	$636

(a)	Amounts presented for Diamond Offshore reflect the periods prior to the deconsolidation.

Note 21.  Subsequent Event

On December 30, 2020, CNA entered into an agreement with Cavello Bay Reinsurance Limited (“Cavello”), a subsidiary of Enstar Group Limited, under which Cavello reinsured a legacy portfolio of excess workers’ compensation policies. The transaction closed on February 5, 2021. Under the terms of the transaction, based on reserves in place as of January 1, 2020, and adjusted for any subsequent claim activity, CNA ceded to Cavello approximately $690 million of net excess workers’ compensation liabilities relating to business written in 2007 and prior under a retroactive reinsurance agreement with an aggregate limit of $1 billion. A loss of approximately $11 million (after tax and noncontrolling interests) will be recognized in the first quarter of 2021.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2020. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is reported under the caption “Information about our Executive Officers” in Part I of this Report.

We have a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This Code can be found on our website at www.loews.com and is available in print to any shareholder who requests a copy by writing to our Corporate Secretary at Loews Corporation, 667 Madison Avenue, New York, N.Y. 10065-8087. We intend to post any changes to or waivers of this Code for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on our website. Any amendment to this Code and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and New York Stock Exchange.

Additional information required by this Item can be found in our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2020 (the “2021 Proxy Statement”) and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information required by this item can be found in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.

Additional information required by this item can be found in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item can be found in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information required by this Item can be found in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) 1.  Financial Statements:

The financial statements appear under Item 8. The following additional financial data should be read in conjunction with those financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

Page
Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	170

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	172

		Exhibit
	Description	Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 2, 2009 (File No. 001-06541)	3.01

	By-Laws of Registrant as amended through February 13, 2018, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on February 13, 2018 (File No. 001-06541)	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act, incorporated herein by reference to Exhibit 4.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020 (File No. 001-06541)	4.01

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K	4.02

(10)	Material Contracts

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

Form of Award Certificate for grants of stock appreciation rights pursuant to the Loews Corporation Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010 (File No. 001-06541)
10.07+

Loews Corporation Deferred Investment Plan, effective as of January 1, 2020, incorporated herein by reference to Exhibit 10.08 to Registrant’s Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020 (File No. 001-06541)
10.08+

Loews Corporation Executive Deferred Compensation Plan, effective as of January 1, 2016, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016 (File No. 001-06541)
10.09+

Loews Corporation Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2009 (File No. 001-06541)
10.10+

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
10.19+

Exhibit
	Description	Number

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(101)	XBRL Related Documents

	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS*

	Inline XBRL Taxonomy Extension Schema	101.SCH*

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	Inline XBRL Taxonomy Label Linkbase	101.LAB*

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

(104)	(Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*
*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated:	February 9, 2021	By	/s/ David B. Edelson
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 9, 2021	By	*
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated:	February 9, 2021	By	*
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Dated:	February 9, 2021	By	*
(Mark S. Schwartz, Vice President,
Chief Accounting Officer and Treasurer)

Dated:	February 9, 2021	By	*
(Ann E. Berman, Director)

Dated:	February 9, 2021	By	*
(Joseph L. Bower, Director)

Dated:	February 9, 2021	By	*
(Charles D. Davidson, Director)

Dated:	February 9, 2021	By	*
(Charles M. Diker, Director)

Dated:	February 9, 2021	By	*
(Paul J. Fribourg, Director)

Dated:	February 9, 2021	By	*
(Walter L. Harris, Director)

Dated:	February 9, 2021	By	*
(Philip A. Laskawy, Director)

Dated:	February 9, 2021	By	*
(Susan P. Peters, Director)

Dated:	February 9, 2021	By	*
(Andrew H. Tisch, Director)

Dated:	February 9, 2021	By	*
(Jonathan M. Tisch, Director)

Dated:	February 9, 2021	By	*
(Anthony Welters, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General
Counsel and Secretary)
Attorney-in-Fact

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2020	2019
(In millions)

Current assets, principally investment in short term instruments	$2,766	$2,550
Investments in securities	775	734
Investments in capital stocks of subsidiaries, at equity	16,861	18,123
Other assets	22	24
Total assets	$20,424	$21,431

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$63	$77
Long term debt	2,276	1,779
Deferred income tax and other	225	456
Total liabilities	2,564	2,312
Shareholders’ equity	17,860	19,119
Total liabilities and shareholders’ equity	$20,424	$21,431

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2020	2019	2018
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$120	$867	$819
Net investment income (loss), interest and other	65	239	(11)
Investment loss	(1,211)
Total	(1,026)	1,106	808
Expenses:
Administrative	98	83	127
Interest	83	72	72
Total	181	155	199
Income (loss) before income tax	(1,207)	951	609
Income tax (expense) benefit	276	(19)	27
Net income (loss)	(931)	932	636
Equity in other comprehensive income (loss) of subsidiaries	649	812	(797)
Total comprehensive income (loss)	$(282)	$1,744	$(161)

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2020	2019	2018
(In millions)

Operating Activities:
Net income (loss)	$(931)	$932	$636
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity method investees	834	36	401
Loss on deconsolidation	1,211
Provision for deferred income taxes	(196)	106	113
Changes in operating assets and liabilities, net:
Receivables		1	3
Accounts payable and accrued liabilities	(38)	(29)	92
Trading securities	(566)	(478)	1,702
Other, net	44	36	19
	358	604	2,966

Investing Activities:
Investments in and advances to subsidiaries	(169)	183	(135)
Change in investments, primarily short term	326	326	(187)
Purchase of Boardwalk Pipelines common units			(1,504)
Other			(2)
	157	509	(1,828)

Financing Activities:
Dividends paid	(70)	(76)	(80)
Purchases of treasury shares	(923)	(1,051)	(1,026)
Issuance of debt	495
Other	(5)	(5)	(3)
	(503)	(1,132)	(1,109)

Net change in cash	12	(19)	29
Cash, beginning of year	10	29
Cash, end of year	$22	$10	$29

(a)	Cash dividends paid to the Company by affiliates amounted to $947, $927 and $878 for the years ended December 31, 2020, 2019 and 2018.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2020	2019
(In millions)

Deferred acquisition costs	$708	$662
Reserves for unpaid claim and claim adjustment expenses	22,706	21,720
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.5%)	1,209	1,321
Unearned premiums	5,119	4,583

Year Ended December 31	2020	2019	2018
(In millions)

Net written premiums	$8,059	$7,656	$7,345
Net earned premiums	7,649	7,428	7,312
Net investment income	1,896	2,063	1,751
Incurred claim and claim adjustment expenses related to current year	5,793	5,356	5,358
Incurred claim and claim adjustment expenses related to prior years	(119)	(127)	(179)
Amortization of deferred acquisition costs	1,410	1,383	1,335
Paid claim and claim adjustment expenses	5,164	5,576	5,331