Form 10-Q
period 2021-03-31
LOEWS CORP
filed 2021-05-07
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 263,175,591 shares of the registrant’s common stock outstanding.

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $39,293 and $38,963, less allowance for credit loss of $43 and $40	$43,584	$44,646
Equity securities, cost of $1,455 and $1,456	1,580	1,561
Limited partnership investments	1,769	1,798
Other invested assets, primarily mortgage loans, less allowance for credit loss of $26 and $26	1,144	1,165
Short term investments	4,282	4,674
Total investments	52,359	53,844
Cash	660	478
Receivables	8,539	7,833
Property, plant and equipment	9,921	10,451
Goodwill	349	785
Deferred non-insurance warranty acquisition expenses	3,149	3,068
Deferred acquisition costs of insurance subsidiaries	741	708
Other assets	2,501	3,069
Assets held for sale	1,786
Total assets	$80,005	$80,236

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,056	$22,706
Future policy benefits	12,772	13,318
Unearned premiums	5,319	5,119
Total insurance reserves	41,147	41,143
Payable to brokers	310	92
Short term debt	141	37
Long term debt	8,996	10,072
Deferred income taxes	924	1,065
Deferred non-insurance warranty revenue	4,119	4,023
Other liabilities	4,375	4,623
Liabilities held for sale	1,456
Total liabilities	61,468	61,055

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 269,472,042 and 269,360,973 shares	3	3
Additional paid-in capital	3,119	3,133
Retained earnings	14,394	14,150
Accumulated other comprehensive income	34	581
	17,550	17,867
Less treasury stock, at cost (5,708,164 and 150,000 shares)	(280)	(7)
Total shareholders’ equity	17,270	17,860
Noncontrolling interests	1,267	1,321
Total equity	18,537	19,181
Total liabilities and equity	$80,005	$80,236

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2021	2020
(In millions, except per share data)

Revenues:
Insurance premiums	$1,962	$1,869
Net investment income	550	163
Investment gains (losses)	57	(216)
Non-insurance warranty revenue	338	301
Operating revenues and other	715	982
Total	3,622	3,099

Expenses:
Insurance claims and policyholders’ benefits	1,506	1,425
Amortization of deferred acquisition costs	359	344
Non-insurance warranty expense	311	281
Operating expenses and other	914	2,026
Interest	125	144
Total	3,215	4,220
Income (loss) before income tax	407	(1,121)
Income tax (expense) benefit	(114)	77
Net income (loss)	293	(1,044)
Amounts attributable to noncontrolling interests	(32)	412
Net income (loss) attributable to Loews Corporation	$261	$(632)

Basic net income (loss) per share	$0.98	$(2.20)
Diluted net income (loss) per share	$0.97	$(2.20)

Weighted average shares outstanding:
Shares of common stock	267.39	287.04
Dilutive potential shares of common stock	0.37
Total weighted average shares outstanding assuming dilution	267.76	287.04

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

Three Months Ended March 31	2021	2020
(In millions)

Net income (loss)	$293	$(1,044)

Other comprehensive loss, after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses		(11)
Net unrealized losses on other investments	(627)	(1,044)
Total unrealized losses on investments	(627)	(1,055)
Unrealized gains (losses) on cash flow hedges	4	(19)
Pension and postretirement benefits	9	14
Foreign currency translation	3	(84)

Other comprehensive loss	(611)	(1,144)

Comprehensive loss	(318)	(2,188)

Amounts attributable to noncontrolling interests	32	531

Total comprehensive loss attributable to Loews Corporation	$(286)	$(1,657)

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2020, as reported	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811
Cumulative effect adjustment from change in accounting standards	(5)			(5)
Balance, January 1, 2020, as adjusted	21,925	3	3,374	15,818	(68)	(13)	2,811
Net loss	(1,044)			(632)			(412)
Other comprehensive loss	(1,144)				(1,025)		(119)
Dividends paid ($0.0625 per share)	(87)			(18)			(69)
Purchases of Loews Corporation treasury stock	(445)					(445)
Purchases of subsidiary stock from non- controlling interests	(18)						(18)
Stock-based compensation	(4)		(22)				18
Other	(5)		(5)	(1)			1
Balance,March 31, 2020	$19,178	$3	$3,347	$15,167	$(1,093)	$(458)	$2,212

Balance, January 1, 2021	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Net income	293			261			32
Other comprehensive loss	(611)				(547)		(64)
Dividends paid ($0.0625 per share)	(49)			(17)			(32)
Purchases of Loews Corporation treasury stock	(274)					(274)
Purchases of subsidiary stock from non-controlling interests	(3)						(3)
Stock-based compensation	4		(11)				15
Other	(4)		(3)			1	(2)
Balance, March 31, 2021	$18,537	$3	$3,119	$14,394	$34	$(280)	$1,267

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2021	2020
(In millions)

Operating Activities:

Net income (loss)	$293	$(1,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net	257	1,363
Changes in operating assets and liabilities, net:
Receivables	(736)	(266)
Deferred acquisition costs	(32)	(27)
Insurance reserves	605	510
Other assets	(250)	(116)
Other liabilities	126	(288)
Trading securities	(129)	197
Net cash flow provided by operating activities	134	329

Investing Activities:

Purchases of fixed maturities	(2,203)	(1,818)
Proceeds from sales of fixed maturities	907	823
Proceeds from maturities of fixed maturities	1,084	799
Purchases of equity securities	(81)	(220)
Proceeds from sales of equity securities	119	98
Purchases of limited partnership investments	(61)	(32)
Proceeds from sales of limited partnership investments	49	204
Purchases of property, plant and equipment	(87)	(233)
Change in short term investments	569	837
Other, net	10	(31)
Net cash flow provided by investing activities	306	427

Financing Activities:

Dividends paid	(17)	(18)
Dividends paid to noncontrolling interests	(32)	(69)
Purchases of Loews Corporation treasury stock	(280)	(458)
Purchases of subsidiary stock from noncontrolling interests	(3)	(18)
Principal payments on debt	(1,073)	(223)
Issuance of debt	1,159	654
Other, net	(12)	(12)
Net cash flow used by financing activities	(258)	(144)

Effect of foreign exchange rate on cash		(9)

Net change in cash	182	603
Cash, beginning of period	478	336
Cash, end of period	$660	$939

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its consolidated subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89.5% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary); and the manufacture of rigid plastic packaging solutions (Altium Packaging LLC (“Altium Packaging”), a 99% owned subsidiary). Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its consolidated subsidiaries, the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

On April 1, 2021, Loews Corporation sold 47% of its interest in Altium Packaging. See Note 2 for further discussion.

As a result of the April 26, 2020 bankruptcy filing of Diamond Offshore Drilling, Inc. (“Diamond Offshore”) and certain of its subsidiaries and applicable accounting principles generally accepted in the United States of America (“GAAP”), Diamond Offshore was deconsolidated from Loews Corporation’s consolidated financial statements in the second quarter of 2020. Loews Corporation’s operating results for the first quarter of 2020 include the operations of Diamond Offshore. During the first quarter of 2020, Diamond Offshore recorded an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests), which is reported within Operating expenses and other on the Consolidated Condensed Statements of Operations. For additional information regarding the deconsolidation of Diamond Offshore and the Diamond Offshore asset impairments, see Notes 2 and 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2021 and December 31, 2020 and results of operations, comprehensive loss and changes in shareholders’ equity and cash flows for the three months ended March 31, 2021 and 2020. Net income (loss) for the first quarter of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2021 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

Recently issued ASUs – In August of 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to update annually cash flow assumptions, including morbidity and persistency, and update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”). This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The guidance may be applied using either a modified retrospective transition method or a full retrospective transition method. The guidance requires restatement of prior periods presented. The Company plans to adopt on the effective date, using the modified retrospective transition method and is currently evaluating the effect the updated guidance will have on its consolidated financial statements, including the increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing accounting guidance, the underlying economics of the business and related cash flows will be unchanged.

Index
2.  Significant Transaction

Altium Packaging

On March 12, 2021, Loews Corporation entered into a definitive agreement to sell 47% of its interest in Altium Packaging to GIC, Singapore’s sovereign wealth fund. On April 1, 2021, the transaction closed and Loews Corporation received approximately $420 million in cash consideration, subject to expenses and post-closing adjustments. Loews Corporation will share certain participating rights with GIC related to capital allocation and other decisions by Altium Packaging. Therefore, in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Altium Packaging will be deconsolidated from Loews Corporation’s consolidated financial statements effective as of April 1, 2021. The assets and liabilities of Altium Packaging have been classified as held for sale at March 31, 2021, and a deferred tax liability of $35 million was recorded in the three months ended March 31, 2021. Assets held for sale of $1.8 billion primarily consist of property, plant and equipment of $0.5 billion, goodwill of $0.4 billion, intangible assets of $0.5 billion and other assets of $0.4 billion. Liabilities held for sale of $1.5 billion primarily consist of $1.1 billion of long term debt and other liabilities of $0.4 billion.

The transaction will result in a pretax gain of approximately $560 million to be recorded in the second quarter of 2021 and the retained 53% investment in Altium Packaging will initially be recorded at an estimated fair value of $475 million. The gain will be recorded in Investment gains (losses) on the Consolidated Condensed Statement of Operations. Effective April 1, 2021, Loews Corporation’s investment in Altium Packaging will be accounted for under the equity method of accounting.

3. Investments

Net investment income is as follows:

Three Months Ended March 31	2021	2020
(In millions)

Fixed maturity securities	$428	$438
Limited partnership investments	47	(102)
Short term investments		7
Equity securities	29	(44)
Income (loss) from trading portfolio (a)	50	(129)
Other	16	14
Total investment income	570	184
Investment expenses	(20)	(21)
Net investment income	$550	$163

(a)	Net unrealized gains (losses) related to changes in fair value on securities still held were $32 and $(117) for the three months ended March 31, 2021 and 2020.

Investment gains (losses) are as follows:

Three Months Ended March 31	2021	2020
(In millions)

Fixed maturity securities	$38	$(75)
Equity securities	2	(133)
Derivative instruments	17	5
Short term investments and other		(13)
Investment gains (losses) (a)	$57	$(216)

(a)
Gross investment gains on available-for-sale securities were $58 and $29 for the three months ended March 31, 2021 and 2020. Gross investment losses on available-for-sale securities were $20 and $104 for the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021 and 2020, $2 of investment gains and $133 of investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2021 and 2020.

Index
The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $389 million, $371 million and $390 million as of March 31, 2021, December 31, 2020 and March 31, 2020 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended March 31, 2021	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14		14
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis

Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(6)	(1)	(7)
Total allowance for credit losses	$27	$16	$43

Three months ended March 31, 2020

Allowance for credit losses:
Balance as of January 1, 2020	$-	$-	$-
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6		6
Securities for which credit losses were not previously recorded	48		48
Available-for-sale securities accounted for as PCD assets	1		1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	5		5
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1
Total allowance for credit losses	$49	$-	$49

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Three Months Ended March 31	2021	2020
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$7	$91
Asset-backed	(1)	1
Impairment losses recognized in earnings	$6	$92

There were no losses recognized on mortgage loans during the three months ended March 31, 2021. During the three months ended March 31, 2020, $13 million of losses were recognized related to mortgage loans due to changes in expected credit losses.

Index
The amortized cost and fair values of fixed maturity securities are as follows:

March 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$21,110	$2,644	$71	$27	$23,656
States, municipalities and political subdivisions	10,041	1,590	31		11,600
Asset-backed:
Residential mortgage-backed	3,215	108	40		3,283
Commercial mortgage-backed	1,952	76	24	16	1,988
Other asset-backed	2,281	71	7		2,345
Total asset-backed	7,448	255	71	16	7,616
U.S. Treasury and obligations of government-sponsored enterprises	138	1	7		132
Foreign government	508	23	2		529
Redeemable preferred stock	12				12
Fixed maturities available-for-sale	39,257	4,513	182	43	43,545
Fixed maturities trading	36	3			39
Total fixed maturity securities	$39,293	$4,516	$182	$43	$43,584

December 31, 2020

Fixed maturity securities:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863			11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1		3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9		2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government-sponsored enterprises	339	2	3		338
Foreign government	512	32			544
Fixed maturities available-for-sale	38,926	5,795	77	40	44,604
Fixed maturities trading	37	5			42
Total fixed maturity securities	$38,963	$5,800	$77	$40	$44,646

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”). As of March 31, 2021 and December 31, 2020, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2.1 billion and $2.5 billion (after tax and noncontrolling interests).

Index
The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,868	$66	$82	$5	$1,950	$71
States, municipalities and political subdivisions	866	31			866	31
Asset-backed:
Residential mortgage-backed	1,584	40	12		1,596	40
Commercial mortgage-backed	320	9	285	15	605	24
Other asset-backed	337	3	97	4	434	7
Total asset-backed	2,241	52	394	19	2,635	71
U.S. Treasury and obligations of government-sponsored enterprises	65	7			65	7
Foreign government	45	2			45	2
Total fixed maturity securities	$5,085	$158	$476	$24	$5,561	$182

December 31, 2020

Fixed maturity securities:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33				33
Asset-backed:
Residential mortgage-backed	71	1	11		82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13		357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3			63	3
Foreign government	13				13
Total fixed maturity securities	$1,666	$74	$64	$3	$1,730	$77

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2021 securities in a gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. There is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at March 31, 2021.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2021		December 31, 2020
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,468	$1,473	$1,456	$1,458
Due after one year through five years	10,837	11,583	12,304	13,098
Due after five years through ten years	13,640	14,685	12,319	13,878
Due after ten years	13,312	15,804	12,847	16,170
Total	$39,257	$43,545	$38,926	$44,604

Index
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Mortgage Loans

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (“DSCR”) and loan-to-value (“LTV”) ratios:

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$75	$32	$36	$114	$187	$444
LTV 55% to 65%		14	20	14	15	11	74
LTV greater than 65%	$5		5			24	34
DSCR 1.2x - 1.6x
LTV less than 55%			16		5	77	98
LTV 55% to 65%		20	40	53	27		140
LTV greater than 65%	10	52	44		9	12	127
DSCR ≤1.2x
LTV less than 55%			50		8	10	68
LTV 55% to 65%			48				48
LTV greater than 65%			29			7	36
Total	$15	$161	$284	$103	$178	$328	$1,069

(a)
The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	March 31, 2021			December 31, 2020
	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)		_	-

With hedge designation:
Interest rate swaps (a)				$675		$(26)

Without hedge designation:

Equity markets:
Options – purchased	$200	$2	_	135	$3
Interest rate swaps	100		$(2)	100		(3)
Embedded derivative on funds withheld liability	256		(2)	190		(19)

(a)	As of March 31, 2021, Interest rate swaps exclude amounts classified as held for sale. See Note 2 for further discussion.

Index
Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of March 31, 2021, commitments to purchase or fund were approximately $1.4 billion and to sell were approximately $100 million under the terms of these investments.

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

Control procedures are performed over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures may include: (i) the review of pricing service methodologies or broker pricing qualifications, (ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, (iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria and (iv) detailed analysis, where an independent analysis of the inputs and assumptions used to price individual securities is performed.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

March 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$152	$23,410	$767	$24,329
States, municipalities and political subdivisions		11,556	44	11,600
Asset-backed		7,301	315	7,616
Fixed maturities available-for-sale	152	42,267	1,126	43,545
Fixed maturities trading		34	5	39
Total fixed maturities	$152	$42,301	$1,131	$43,584

Equity securities	$824	$711	$45	$1,580
Short term and other (a)	4,140	36		4,176
Payable to brokers (a)	(71)	(2)		(73)

(a)	As of March 31, 2021, Short term and other and Payable to brokers exclude amounts classified as held for sale. See Note 2 for further discussion.

Index
December 31, 2020	Level 1	Level 2	Level 3	Total
(In millions)
Fixed maturity securities:
Corporate bonds and other	$355	$24,082	$770	$25,207
States, municipalities and political subdivisions		11,546	46	11,592
Asset-backed		7,497	308	7,805
Fixed maturities available-for-sale	355	43,125	1,124	44,604
Fixed maturities trading		34	8	42
Total fixed maturities	$355	$43,159	$1,132	$44,646

Equity securities	$796	$722	$43	$1,561
Short term and other	4,538	39		4,577
Payable to brokers	(14)	(29)		(43)

Index
The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities
2021	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, March 31	Held at March 31	Held at March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$770	$(13)	$(40)	$42		$(2)	$10		$767		$(40)
States, municipalities and political Subdivisions	46		(2)						44		(2)
Asset-backed	308	2	(9)	30		(17)	9	$(8)	315		(9)
Fixed maturities available-for-sale	1,124	(11)	(51)	72	$-	(19)	19	(8)	1,126	$-	(51)
Fixed maturities trading	8	(3)							5	(3)
Total fixed maturities	$1,132	$(14)	$(51)	$72	$-	$(19)	$19	$(8)	$1,131	$(3)	$(51)

Equity securities	$43	$2							$45	$2

Index
		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)					Transfers	Transfers		Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities
2020	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	into Level 3	out of Level 3	Balance, March 31	Held at March 31	Held at March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$468		$(37)	$67		$(2)			$496		$(35)
Asset-backed	165		(9)	45		(3)		$(1)	197		(9)
Fixed maturities available-for-sale	633	$-	(46)	112	$-	(5)	$-	(1)	693	$-	(44)
Fixed maturities trading	4	(1)							3	(1)
Total fixed maturities	$637	$(1)	$(46)	$112	$-	$(5)	$-	$(1)	$696	$(1)	$(44)

Equity securities	$19	$(3)							$16	$(3)

Net investment gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

March 31, 2021	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$936	Discounted cash flow	Credit spread	1% – 8% (2%)

December 31, 2020

Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% – 8% (3%)

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

	Carrying	Estimated Fair Value
March 31, 2021	Amount	Level 1	Level 2	Level 3	Total
(In millions)		-

Assets:
Other invested assets, primarily mortgage loans	$1,043			$1,107	$1,107

Liabilities:
Short term debt (a)	140			144	144
Long term debt (a)	8,990		$9,204	622	9,826

December 31, 2020

Assets:
Other invested assets, primarily mortgage loans	$1,068			$1,151	$1,151

Liabilities:
Short term debt	35		$19	17	36
Long term debt	10,042		10,482	765	11,247

(a)	As of March 31, 2021, Short and Long term debt exclude amounts classified as held for sale. See Note 2 for further discussion.

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

Index
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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $125 million and $75 million for the three months ended March 31, 2021 and 2020. Net catastrophe losses for the three months ended March 31, 2021 were primarily driven by Winter Storms Uri and Viola. Net catastrophe losses for the three months ended March 31, 2020 included $13 million related to the coronavirus (“COVID-19”) pandemic, with the remaining $62 million related primarily to U.S. weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of other insurance operations.

Three Months Ended March 31	2021	2020
(In millions)

Reserves, beginning of year:
Gross	$22,706	$21,720
Ceded	4,005	3,835
Net reserves, beginning of year	18,701	17,885

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer	(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,474	1,355
Increase (decrease) in provision for insured events of prior years	(54)	(8)
Amortization of discount	50	51
Total net incurred (a)	1,470	1,398

Net payments attributable to:
Current year events	(85)	(72)
Prior year events	(1,067)	(1,218)
Total net payments	(1,152)	(1,290)

Foreign currency translation adjustment and other	(32)	(88)

Net reserves, end of period	18,355	17,905
Ceded reserves, end of period	4,701	3,967
Gross reserves, end of period	$23,056	$21,872

(a)
Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the excess workers’ compensation loss portfolio transfer, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

Index
Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year development of $15 million was recorded for commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended March 31, 2021 and 2020.

The following table and discussion present details of the net prior year claim and claim adjustment expense reserve development in Property & Casualty Operations:

Three Months Ended March 31	2021	2020
(In millions)

Medical professional liability	$8	$10
Other professional liability and management liability		3
Surety	(15)	(30)
Commercial auto		9
Workers’ compensation		(13)
Property and other	(8)	6
Total pretax (favorable) unfavorable development	$(15)	$(15)

2021

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

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

Asbestos & Environmental Pollution (“A&EP”) Reserves

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

Index
The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $10 million and $14 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the cumulative amounts ceded under the LPT were $3.3 billion. The unrecognized deferred retroactive reinsurance benefit was $388 million and $398 million as of March 31, 2021 and December 31, 2020 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $4.6 billion and $4.2 billion as of March 31, 2021 and December 31, 2020. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Excess Workers’ Compensation LPT

On February 5, 2021, CNA completed a transaction with Cavello Bay Reinsurance Limited (“Cavello”), a subsidiary of Enstar Group Limited, under which certain legacy excess workers’ compensation (“EWC”) liabilities were ceded to Cavello. Under the terms of the transaction, based on reserves in place as of January 1, 2020, approximately $690 million of net EWC claim and allocated claim adjustment expense reserves were ceded to Cavello under a loss portfolio transfer (“EWC LPT”) with an aggregate limit of $1.0 billion. Cavello was paid a reinsurance premium of $697 million, less claims paid between January 1, 2020 and the closing date of the agreement of $64 million. After transaction costs, a loss of approximately $11 million (after tax and noncontrolling interest) was recognized in the Other Insurance Operations business for the three months ended March 31, 2021 related to the EWC LPT.

Cavello established a collateral trust account as security for its obligations, which will be maintained at 105% of outstanding reserves. As of March 31, 2021, the remaining amount available under the $1.0 billion aggregate limit of the EWC LPT was $310 million on an incurred basis.

Credit Risk for Ceded Reserves

The majority of CNA’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A- or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

6. Debt

On February 3, 2021, Altium Packaging entered into a $1.05 billion seven-year secured term loan. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 0.5% LIBOR floor. The proceeds were used to pay the outstanding principal balances of its variable rate term loans and lending facility and a dividend of $200 million.

Index
7. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three months ended March 31, 2020 and 2021:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2020	$-	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $13, $287, $6, $0 and $0	(48)	(1,066)	(19)	1	(84)	(1,216)
Reclassification of losses from accumulated other comprehensive income, after tax of $(10), $(6), $0, $(3) and $0	37	22		13		72
Other comprehensive income (loss)	(11)	(1,044)	(19)	14	(84)	(1,144)
Amounts attributable to noncontrolling interests	1	111		(1)	8	119
Balance, March 31, 2020	$(10)	$(15)	$(25)	$(842)	$(201)	$(1,093)

Balance, January 1, 2021	$-	$1,563	$(23)	$(877)	$(82)	$581
Other comprehensive income (loss) before reclassifications, after tax of $1, $154, $(2), $0 and $0	(3)	(593)	3		3	(590)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $(1), $8, $(1), $(2) and $0	3	(34)	1	9		(21)
Other comprehensive income (loss)	-	(627)	4	9	3	(611)
Amounts attributable to noncontrolling interests		66		(1)	(1)	64
Balance, March 31, 2021	$-	$1,002	$(19)	$(869)	$(80)	$34

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses, Net unrealized gains (losses) on investments with OTTI losses, and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Index
Treasury Stock

Loews Corporation repurchased 5.6 million and 9.7 million shares of its common stock at an aggregate cost of $274 million and $445 million during the three months ended March 31, 2021 and 2020.

8. Revenue from Contracts with Customers

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

Three Months Ended March 31	2021	2020
(In millions)

Non-insurance warranty - CNA Financial	$338	$301

Transportation and storage of natural gas and NGLs and other services - Boardwalk Pipelines	361	332
Lodging and related services - Loews Hotels & Co	56	142
Rigid plastic packaging and recycled resin – Corporate	280	256
Contract drilling – Diamond Offshore		229
Total revenues from contracts with customers	697	959
Other revenues	18	23
Operating revenues and other	$715	$982

Receivables from contracts with customers – As of March 31, 2021 and December 31, 2020, receivables from contracts with customers were approximately $251 million and $246 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of March 31, 2021 and December 31, 2020, deferred revenue resulting from contracts with customers was approximately $4.2 billion and $4.1 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $316 million and $297 million of revenues recognized during the three months ended March 31, 2021 and 2020 were included in deferred revenue as of December 31, 2020 and 2019.

Performance obligations – As of March 31, 2021, approximately $13.3 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to transportation and storage of natural gas and natural gas liquids and hydrocarbons (“NGLs”) services and non-insurance warranty revenue. Approximately $1.9 billion will be recognized during the remaining nine months of 2021, $2.1 billion in 2022 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

9. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic benefit for these plans:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2021	2020	2021	2020
(In millions)

Service cost	$1	$1
Interest cost	18	23
Expected return on plan assets	(43)	(43)	$(1)	$(1)
Amortization of unrecognized net loss	12	11
Settlement charge		4
Net periodic benefit	$(12)	$(4)	$(1)	$(1)

Index
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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July of 2019. In October of 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. A trial was held the week of February 22, 2021 and post-trial oral arguments are scheduled for July 14, 2021.

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

11. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2021, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

12. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. In the first quarter of 2020 Diamond Offshore was a reportable segment. The Corporate segment is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging. Diamond Offshore was deconsolidated during the second quarter of 2020. Each of the operating subsidiaries and Diamond Offshore are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of Loews Corporation’s segments, see Note 20 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Index
Statements of Operations by segment are presented in the following tables.

Three Months Ended March 31, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$1,962				$1,962
Net investment income	504			$46	550
Investment gains	57				57
Non-insurance warranty revenue	338				338
Operating revenues and other	5	$372	$57	281	715
Total	2,866	372	57	327	3,622

Expenses:

Insurance claims and policyholders’ benefits	1,506				1,506
Amortization of deferred acquisition costs	359				359
Non-insurance warranty expense	311				311
Operating expenses and other	285	217	104	308	914
Interest	28	41	8	48	125
Total	2,489	258	112	356	3,215
Income (loss) before income tax	377	114	(55)	(29)	407
Income tax (expense) benefit	(66)	(29)	12	(31)	(114)
Net income (loss)	311	85	(43)	(60)	293
Amounts attributable to noncontrolling interests	(32)				(32)
Net income (loss) attributable to Loews Corporation	$279	$85	$(43)	$(60)	$261

Index
Three Months Ended March 31, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Diamond Offshore	Total
(In millions)

Revenues:

Insurance premiums	$1,869					$1,869
Net investment income (loss)	329			$(166)		163
Investment losses	(216)					(216)
Non-insurance warranty revenue	301					301
Operating revenues and other	8	$341	$142	257	$234	982
Total	2,291	341	142	91	234	3,099

Expenses:

Insurance claims and policyholders’ benefits	1,425					1,425
Amortization of deferred acquisition costs	344					344
Non-insurance warranty expense	281					281
Operating expenses and other	300	211	167	268	1,080	2,026
Interest	31	42	8	31	32	144
Total	2,381	253	175	299	1,112	4,220
Income (loss) before income tax	(90)	88	(33)	(208)	(878)	(1,121)
Income tax (expense) benefit	28	(23)	8	43	21	77
Net income (loss)	(62)	65	(25)	(165)	(857)	(1,044)
Amounts attributable to noncontrolling interests	7				405	412
Net income (loss) attributable to Loews Corporation	$(55)	$65	$(25)	$(165)	$(452)	$(632)

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2020. This MD&A is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company and has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. In the first quarter of 2020, Diamond Offshore Drilling Inc. (“Diamond Offshore”) was a reportable segment. The Corporate segment is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging LLC (“Altium Packaging”). Diamond Offshore was deconsolidated during the second quarter of 2020. For more information see Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Each of the operating subsidiaries and Diamond Offshore are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its consolidated subsidiaries, the terms “Parent Company,” “we,” “our,” “us” or like terms as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders.

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to shareholders. The ability of subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

Index

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31	2021	2020
(In millions, except per share data)

CNA Financial	$279	$(55)
Boardwalk Pipelines	85	65
Loews Hotels & Co	(43)	(25)
Corporate	(60)	(165)
Diamond Offshore		(452)
Net income (loss) attributable to Loews Corporation	$261	$(632)

Basic net income (loss) per common share	$0.98	$(2.20)
Diluted net income (loss) per common share	$0.97	$(2.20)

Net income attributable to Loews Corporation for the three months ended March 31, 2021 was $261 million, or $0.97 per share, compared to net loss of $632 million, or $2.20 per share in the comparable 2020 period.

Loews Corporation’s net income for the first three months of 2021 was driven by CNA, which had improved net investment income, net investment gains, and solid non-catastrophe current accident year property and casualty underwriting results. Boardwalk Pipelines also contributed positively to Loews Corporation’s 2021 quarterly results.

Loews Hotels & Co posted a net loss for the first three months of 2021 due to the continued negative impact on travel of the COVID-19 pandemic. Last year’s first quarter results included a significant loss related to Diamond Offshore, which is no longer a subsidiary.

On April 1, 2021 Loews Corporation sold 47% of its interest in Altium Packaging for approximately $420 million in cash consideration, subject to expenses and post-closing adjustments. As a result of the terms of this transaction, Loews Corporation will share certain participating rights with GIC related to capital allocation and other decisions and is required to deconsolidate Altium Packaging as of the date of the sale under accounting principles generally accepted in the United States of America (“GAAP”). In connection with the sale and subsequent deconsolidation, Loews Corporation expects to recognize a pretax gain of approximately $560 million in the second quarter of 2021.

Index

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2021 and 2020 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Three Months Ended March 31	2021	2020
(In millions)

Revenues:
Insurance premiums	$1,962	$1,869
Net investment income	504	329
Investment gains (losses)	57	(216)
Non-insurance warranty revenue	338	301
Other revenues	5	8
Total	2,866	2,291
Expenses:
Insurance claims and policyholders’ benefits	1,506	1,425
Amortization of deferred acquisition costs	359	344
Non-insurance warranty expense	311	281
Other operating expenses	285	300
Interest	28	31
Total	2,489	2,381
Income (loss) before income tax	377	(90)
Income tax (expense) benefit	(66)	28
Net income (loss)	311	(62)
Amounts attributable to noncontrolling interests	(32)	7
Net income (loss) attributable to Loews Corporation	$279	$(55)

Net income attributable to Loews Corporation was $279 million for the three months ended March 31, 2021 as compared with a net loss of $55 million in the comparable 2020 period. The improvement was due to higher net investment income, investment gains for the three months ended March 31, 2021 as compared with investment losses in the comparable 2020 period and improved non-catastrophe current accident year underwriting results. Higher net investment income in the first three months of 2021 was driven by limited partnership and common stock returns. Investment gains were driven by the favorable relative change in the fair value of non-redeemable preferred stock and lower impairment losses. These results were partially offset by higher net catastrophe losses of $125 million ($88 million after tax and noncontrolling interests) for the three months ended March 31, 2021 as compared with $75 million ($53 million after tax and noncontrolling interests) in the comparable 2020 period.

CNA’s Property & Casualty and Other Insurance Operations

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, certain property and casualty businesses in run-off, including CNA Re, A&EP, excess workers’ compensation and legacy mass tort. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s Property & Casualty Operations and Other Insurance Operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

Index

Effective January 1, 2021, and in connection with the ceding of certain legacy reserves under a retroactive reinsurance agreement executed in February 2021, CNA changed the presentation of a legacy portfolio of excess workers’ compensation policies relating to business written in 2007 and prior. This business, which was previously reported as part of the Commercial business, is now reported as part of the Other Insurance Operations business. See Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further information on this retroactive reinsurance agreement. In addition, a determination was made to change the presentation of certain legacy mass tort reserves.  Similar to the aforementioned excess workers’ compensation legacy business, these legacy mass tort reserves were previously reported in the Commercial business and are now reported as part of the Other Insurance Operations business.  These changes were made to better reflect the manner in which CNA is organized for purposes of making operating decisions and assessing performance. Prior period information has been conformed to the new presentation.

In assessing its insurance operations, CNA utilizes the core income (loss) financial measure. Core income (loss) is calculated by excluding from net income (loss), investment gains or losses and any cumulative effects of changes in accounting guidance. In addition, core income (loss) excludes the effects of noncontrolling interests. The calculation of core income (loss) excludes investment gains or losses because investment gains or losses are generally driven by economic factors that are not necessarily reflective of CNA’s primary insurance operations. Core income (loss) is deemed to be a non-GAAP financial measure and management believes this measure is useful for investors to evaluate its insurance operations. Please see the non-GAAP reconciliation of core income (loss) to net income (loss) that follows in this MD&A.

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

Index

The following tables summarize the results of CNA’s Property & Casualty Operations for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,794	$1,113	$343	$3,250
Gross written premiums excluding third
party captives	816	1,111	343	2,270
Net written premiums	742	960	235	1,937
Net earned premiums	735	855	252	1,842
Net investment income	117	148	14	279
Core income	170	69	24	263

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.4%	60.8%	59.6%	60.1%
Effect of catastrophe impacts	0.7	13.4	2.0	6.8
Effect of development-related items	(2.1)	0.5	(0.1)	(0.6)
Loss ratio	58.0%	74.7%	61.5%	66.3%
Expense ratio	30.6	31.4	34.4	31.5
Dividend ratio	0.2	0.6		0.3
Combined ratio	88.8%	106.7%	95.9%	98.1%
Combined ratio excluding catastrophes
and development	90.2%	92.8%	94.0%	91.9%

Rate	10%	10%	14%	11%
Renewal premium change	9	8	11	9
Retention	86	84	74	83
New business	$103	$211	$80	$394

Three Months Ended March 31, 2020

Gross written premiums	$1,714	$1,062	$307	$3,083
Gross written premiums excluding third
party captives	741	1,059	307	2,107
Net written premiums	694	950	219	1,863
Net earned premiums	685	818	239	1,742
Net investment income	56	42	15	113
Core income	96	23	2	121

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.5%	60.8%	60.3%	60.2%
Effect of catastrophe impacts	1.1	7.0	4.3	4.3
Effect of development-related items	(1.5)		(0.1)	(0.7)
Loss ratio	59.1%	67.8%	64.5%	63.8%
Expense ratio	32.0	33.2	35.4	33.1
Dividend ratio	0.2	0.6		0.4
Combined ratio	91.3%	101.6%	99.9%	97.3%
Combined ratio excluding catastrophes
and development	91.7%	94.6%	95.7%	93.7%

Rate	10%	8%	9%	9%
Renewal premium change	11	9	9	9
Retention	83	86	70	82
New business	$74	$198	$68	$340

Index

Total gross written premiums increased $167 million for the three months ended March 31, 2021 as compared with the comparable 2020 period. Total net written premiums increased $74 million for the three months ended March 31, 2021 as compared with the comparable 2020 period.

Gross written premiums, excluding third party captives, for Specialty increased $75 million for the three months ended March 31, 2021 as compared with the comparable 2020 period driven by higher new business and strong rate. Net written premiums for Specialty increased $48 million for the three months ended March 31, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended March 31, 2021 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $51 million for the three months ended March 31, 2021 as compared with the comparable 2020 period driven by higher new business and strong rate. Net written premiums for Commercial increased $10 million for the three months ended March 31, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended March 31, 2021 was consistent with the trend in net written premiums in recent quarters for Commercial.

Gross written premiums for International increased $36 million for the three months ended March 31, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $19 million driven by growth in Europe and Canada. Net written premiums for International increased $16 million for the three months ended March 31, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $3 million for the three months ended March 31, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended March 31, 2021 was consistent with the trend in net written premiums for International.

Total core income increased $142 million for the three months ended March 31, 2021 as compared with the comparable 2020 period primarily due to higher net investment income driven by limited partnership and common stock returns and improved non-catastrophe current accident year underwriting results, partially offset by higher net catastrophe losses.

Total net catastrophe losses were $125 million for the three months ended March 31, 2021 as compared with $75 million for the comparable 2020 period. For the three months ended March 31, 2021 and 2020, Specialty had net catastrophe losses of $5 million and $8 million, Commercial had net catastrophe losses of $115 million and $57 million and International had net catastrophe losses of $5 million and $10 million.

Favorable net prior year loss reserve development of $15 million was recorded for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, Specialty recorded favorable net prior year loss reserve development of $15 million and $11 million. For the three months ended March 31, 2021, Commercial recorded no net prior year loss reserve development as compared with favorable net prior year loss reserve development of $4 million in the comparable 2020 period. There was no net prior year loss reserve development recorded for International for the three months ended March 31, 2021 and 2020. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 2.5 points for the three months ended March 31, 2021 as compared with the comparable 2020 period due to a 1.4 point improvement in the expense ratio and a 1.1 point improvement in the loss ratio. The improvement in the loss ratio was primarily due to higher favorable net prior year loss reserve development and lower net catastrophe losses. The improvement in the expense ratio was driven by higher net earned premiums.

Commercial’s combined ratio increased 5.1 points for the three months ended March 31, 2021 as compared with the comparable 2020 period due to a 6.9 point increase in the loss ratio, partially offset by a 1.8 point improvement in the expense ratio. The increase in the loss ratio was primarily due to higher net catastrophe losses, which were 13.4 points of the loss ratio for the three months ended March 31, 2021 as compared with 7.0 points of the loss ratio in the comparable 2020 period. The improvement in the expense ratio was driven by favorable acquisition expenses and higher net earned premiums.

International’s combined ratio improved 4.0 points for the three months ended March 31, 2021 as compared with the comparable 2020 period due to a 3.0 point improvement in the loss ratio and a 1.0 point improvement in the expense ratio. The improvement in the loss ratio was driven by improved current accident year underwriting results. The improvement in the expense ratio was driven by favorable commission rates and higher net earned premiums.

Index

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31	2021	2020
(In millions)

Net earned premiums	$120	$127
Net investment income	225	216
Core income (loss)	-	(13)

Core results improved $13 million for the three months ended March 31, 2021 as compared with the comparable 2020 period driven by better than expected morbidity in the long term care business and higher net investment income, driven by returns in the limited partnership portfolio. Further, during the first three months of 2021, relative to expectations, CNA experienced lower new claim frequency, higher claim terminations and more favorable claim severity in the long term care business amid the effects of the coronavirus disease (“COVID-19”). Given the uncertainty of these trends, CNA increased its incurred but not reported (“IBNR”) reserves in anticipation of increased claim activity as the COVID-19 pandemic abates.

Results for the three months ended March 31, 2021 also reflect the recognition of a $12 million loss resulting from the legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”). For further information on the EWC LPT see Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Non-GAAP Reconciliation of Core Income (Loss) to Net Income (Loss)

The following table reconciles core income (loss) to net income (loss) attributable to Loews Corporation for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31	2021	2020
(In millions)

Core income (loss):
Property & Casualty Operations	$263	$121
Other Insurance Operations		(13)
Total core income	263	108
Investment gains (losses)	49	(170)
Consolidating adjustments including noncontrolling interests	(33)	7
Net income (loss) attributable to Loews Corporation	$279	$(55)

Boardwalk Pipelines

Results of Operations

A significant portion of Boardwalk Pipelines’ revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as lower pricing on contract renewals and other factors. Boardwalk Pipelines’ operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in fuel and transportation expense, which are netted with fuel retained on our Consolidated Condensed Statements of Operations. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

Index

The following table summarizes the results of operations for Boardwalk Pipelines for the three months ended March 31, 2021 and 2020 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2021	2020
(In millions)

Revenues:
Operating revenues and other	$372	$341
Total	372	341
Expenses:
Operating and other	217	211
Interest	41	42
Total	258	253
Income before income tax	114	88
Income tax expense	(29)	(23)
Net income attributable to Loews Corporation	$85	$65

Total revenues increased $31 million for the three months ended March 31, 2021 as compared with the comparable 2020 period. Including the effect of fuel and transportation expense, operating revenues increased $28 million driven primarily by recently completed growth projects and higher system utilization from colder winter weather experienced during the first three months of 2021, partially offset by higher fuel and transportation expense.

Operating expenses increased $6 million for the three months ended March 31, 2021 as compared with the comparable 2020 period. Excluding items offset with operating revenues, operating costs increased $3 million, primarily due to an increased asset base and the colder winter weather experienced during the first three months of 2021.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2021 and 2020 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2021	2020
(In millions)

Revenues:
Operating revenue	$39	$109
Revenues related to reimbursable expenses	18	33
Total	57	142
Expenses:
Operating and other:
Operating	58	116
Reimbursable expenses	18	33
Depreciation	16	14
Equity loss from joint ventures	12	4
Interest	8	8
Total	112	175
Loss before income tax	(55)	(33)
Income tax benefit	12	8
Net loss attributable to Loews Corporation	$(43)	$(25)

Loews Hotels & Co’s results declined mainly due to the continuing adverse impact of the COVID-19 pandemic on its operations. Beginning in mid-March 2020, occupancy rates declined significantly, and most hotel properties owned and/or operated by Loews Hotels & Co temporarily suspended operations by the end of March or early April 2020. While almost all of these hotel properties resumed operations during 2020, occupancy rates in the first three months of 2021 were considerably lower than the prior year period before mid-March 2020. Occupancy rates have been gradually improving since June of 2020 with hotel properties located in resort destinations experiencing improvement at a faster pace than hotel properties located in urban centers.

Index

Although Loews Hotels & Co has enacted significant measures to adjust the operating cost structure of each hotel during the COVID-19 pandemic, deferred a significant amount of capital expenditures and reduced the operating costs of its management company, it has not been able to fully offset the lost revenues resulting from lower occupancies. This has resulted in the decrease in operating revenues of $70 million, the decrease in operating expenses of $58 million, and the increase in equity loss from joint ventures of $8 million for the three months ended March 31, 2021 as compared with the comparable 2020 period.

Pre-opening costs included in equity loss from joint ventures decreased $5 million for the three months ended March 31, 2021 as compared with the comparable 2020 period.

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

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2021 and 2020 as presented in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2021	2020
(In millions)

Revenues:
Net investment income (loss)	$46	$(166)
Operating revenues and other	281	257
Total	327	91
Expenses:
Operating and other	308	268
Interest	48	31
Total	356	299
Loss before income tax	(29)	(208)
Income tax (expense) benefit	(31)	43
Net loss attributable to Loews Corporation	$(60)	$(165)

Net investment income for the Parent Company for the three months ended March 31, 2021 was $46 million as compared with a loss of $166 million for the comparable 2020 period, primarily due to improved results from equity based investments in the Parent Company trading portfolio.

Operating revenues and other include Altium Packaging revenues of $280 million and $256 million for the three months ended March 31, 2021 and 2020. The increase of $24 million for the three months ended March 31, 2021 as compared with the comparable 2020 period reflects higher year-over-year resin prices and an increase of $7 million related to an acquisition in 2020, partially offset by lower volumes, primarily due to the impact of the winter storms in 2021. Altium Packaging’s contracts with its customers provide for price adjustments for changes in resin prices on a prospective basis. Due to fluctuations in resin prices, over time resin raw material costs are generally offset by the change in revenues, so that Altium Packaging’s gross margins return to the same level as prior to the change in prices.

Operating and other expenses include Altium Packaging operating expenses of $279 million and $246 million for the three months ended March 31, 2021 and 2020. The increase in operating expenses of $33 million for the three months ended March 31, 2021 as compared with the comparable 2020 period is primarily due to the increase in resin prices, an increase of $4 million related to an acquisition in 2020 and increased labor costs.

Corporate Operating and other expenses were $29 million and $22 million for the three months ended March 31, 2021 and 2020. The increase of $7 million for the three months ended March 31, 2021 as compared with the comparable 2020 period is primarily due to legal and other corporate overhead expenses.

Interest expenses increased $17 million for the three months ended March 31, 2021 as compared with the comparable 2020 period due to the May of 2020 issuance of the Parent Company’s $500 million aggregate principal amount of 3.2% senior notes due May 15, 2030 and a charge of approximately $14 million to write off debt issuance costs for the early retirement of debt at Altium Packaging in the current year period.

Index

Income tax expense was $31 million for the three months ended March 31, 2021 as compared with an income tax benefit of $43 million for the comparable 2020 period. The income tax expense for the three months ended March 31, 2021 is primarily due to the recognition of a $35 million deferred tax liability resulting from the asset held for sale designation of Altium Packaging related to the sale of 47% of the Company’s interest in Altium Packaging. For more information on the sale see Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Diamond Offshore

Amounts presented for Diamond Offshore for the three months ended March 31, 2020 reflect the period prior to its deconsolidation in the second quarter of 2020. Contract drilling revenues were $218 million and Contract drilling expenses were $185 million for the three months ended March 31, 2020. Operating and other expenses include an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) recognized in the first quarter of 2020. For more information on the deconsolidation of Diamond Offshore see Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.6 billion at March 31, 2021 as compared to $3.5 billion at December 31, 2020. During the three months ended March 31, 2021, we received $275 million in dividends from CNA, including a special dividend of $182 million. We also received a $199 million dividend from Altium Packaging in February of 2021. Cash outflows during the three months ended March 31, 2021 included the payment of $280 million to fund treasury stock purchases, $17 million of cash dividends to our shareholders and $32 million of cash contributions to Loews Hotels & Co. On April 1, 2021, Loews Corporation sold its 47% interest in Altium Packaging to GIC and received approximately $420 million in cash consideration, subject to expenses and post-closing adjustments. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market or otherwise. During the three months ended March 31, 2021, we purchased 5.6 million shares of Loews Corporation common stock. As of April 30, 2021, we had purchased an additional 0.6 million shares of Loews Corporation common stock in 2021 at an aggregate cost of $32 million. As of April 30, 2021, there were 263,175,591 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $82 million for the three months ended March 31, 2021 and $212 million for the comparable 2020 period. The decrease in cash provided by operating activities was driven by the payment of the EWC LPT premium, partially offset by lower net claim payments and an increase in premiums collected. For further information on the EWC LPT see Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA paid a quarterly cash dividend of $0.38 per share on its common stock and a special cash dividend of $0.75 per share on its common stock in the first quarter of 2021. On April 30, 2021, CNA’s Board of Directors declared a quarterly cash dividend of $0.38 per share, payable June 3, 2021 to shareholders of record on May 17, 2021. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as

Index
well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2021, CCC was in a positive earned surplus position. CCC paid dividends of $330 million and $670 million during the three months ended March 31, 2021 and 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $40 million for the three months ended March 31, 2021 compared to the comparable 2020 period, primarily due to the change in net income.

For the three months ended March 31, 2021 and 2020, Boardwalk Pipelines’ capital expenditures were $53 million and $101 million, consisting primarily of a combination of growth and maintenance capital.

As of March 31, 2021, Boardwalk Pipelines had $10 million of outstanding borrowings under its credit facility. As of April 30, 2021, Boardwalk Pipelines had no outstanding borrowings and approximately $1.5 billion of available borrowing under its credit facility. Boardwalk Pipelines anticipates that its existing capital resources, including its credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2021. Boardwalk Pipelines has an effective shelf registration statement on file with the SEC under which it may publicly issue debt securities, warrants or rights from time to time.

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

Additionally, due to temporary suspension of operations and lost revenues in certain joint venture entities, Loews Hotels & Co has received capital call notices in accordance with the underlying joint venture agreements to support the properties’ operations. Through April 30, 2021, Loews Hotels & Co funded approximately $13 million to these joint ventures in 2021. Additional capital calls are anticipated from certain joint ventures during 2021 and will depend on future occupancy levels and cash needs.

Through April 30, 2021, Loews Hotels & Co received capital contributions of $32 million from Loews Corporation. Additional funding from Loews Corporation during the remainder of 2021 will be needed and will depend on numerous factors, including how quickly properties are able to return to sustainable operating levels as well as any strategically aligned development opportunities.

On February 3, 2021, Altium Packaging entered into a $1.05 billion seven-year secured term loan. The term loan is a variable rate facility which bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 0.5% LIBOR floor. The proceeds were used to pay the outstanding principal balances of its variable rate term loans and lending facility and a dividend of $200 million.

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

Index

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

Three Months Ended March 31	2021	2020
(In millions)

Fixed income securities:
Taxable fixed income securities	$359	$371
Tax-exempt fixed income securities	80	78
Total fixed income securities	439	449
Limited partnership investments	43	(70)
Common stock	18	(55)
Other, net of investment expense	4	5
Net investment income	$504	$329

Effective income yield for the fixed income securities portfolio	4.4%	4.6%
Limited partnership and common stock return	3.4%	(7.0)%

CNA’s net investment income for the three months ended March 31, 2021 increased $175 million as compared with the comparable 2020 period, driven by increased limited partnership and common stock returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Three Months Ended March 31	2021	2020
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$36	$(79)
States, municipalities and political subdivisions	(1)
Asset-backed	3	4
Total fixed maturity securities	38	(75)
Non-redeemable preferred stock	2	(133)
Short term and other	17	(8)
Total investment gains (losses)	57	(216)
Income tax (expense) benefit	(8)	46
Amounts attributable to noncontrolling interests	(5)	18
Net investment gains (losses) attributable to Loews Corporation	$44	$(152)

Index
CNA’s investment gains (losses) increased $273 million for the three months ended March 31, 2021 as compared with the comparable 2020 period driven by the favorable relative change in fair value of non-redeemable preferred stock and lower impairment losses.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2021		December 31, 2020
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and
Government-sponsored enterprises	$3,149	$36	$3,672	$117
AAA	3,589	385	3,627	454
AA	7,221	802	7,159	1,012
A	9,380	1,057	9,543	1,390
BBB	17,692	1,920	18,007	2,596
Non-investment grade	2,548	131	2,623	149
Total	$43,579	$4,331	$44,631	$5,718

As of March 31, 2021 and December 31, 2020, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.8 billion of pre-refunded municipal bonds as of March 31, 2021 and December 31, 2020.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
March 31, 2021	Fair Value	Losses
(In millions)

U.S. Government, Government agencies and
Government-sponsored enterprises	$1,631	$47
AAA	202	9
AA	896	29
A	1,096	33
BBB	1,372	47
Non-investment grade	364	17
Total	$5,561	$182

Index

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
March 31, 2021	Fair Value	Losses
(In millions)

Due in one year or less	$135	$5
Due after one year through five years	672	21
Due after five years through ten years	3,090	82
Due after ten years	1,664	74
Total	$5,561	$182

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

	March 31, 2021		December 31, 2020
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$17,952	9.1	$18,518	9.2
Other investments	27,666	4.9	28,839	4.5
Total	$45,618	6.5	$47,357	6.3

CNA’s investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Index

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	March 31,	December 31,
	2021	2020
(In millions)

Short term investments:
U.S. Treasury securities	$1,109	$1,702
Other	225	205
Total short term investments	$1,334	$1,907

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part II, Item 1A, Risk Factors in this Report and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2021. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

Index

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 10 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of certain risk factors facing the company. Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation (“CNA”)

Any significant interruption in the operation of CNA’s business functions, facilities and systems or its vendors’ facilities and systems could result in a materially adverse effect on its operations.

CNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted manner, through its employees or vendor relationships, necessary business functions (such as internet support and 24-hour call centers), processing new and renewal business and processing and paying claims and other obligations. CNA’s or its vendors’ facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of CNA’s data processing and storage systems or the systems of third-party vendors, or unavailability of communications facilities. An interruption of CNA’s system availability occurred in March of 2021 as a result of a cybersecurity attack sustained by CNA. Please refer to following risk factor for further information regarding this incident.

Likewise, CNA could experience a significant failure, interruption or corruption of one or more of its vendors’ information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded. The shut-down or unavailability of one or more of CNA’s or its vendors’ systems or facilities for these and other reasons could significantly impair CNA’s ability to perform critical business functions on a timely basis.

In addition, because CNA’s information technology and telecommunications systems interface with and depend on third-party systems, CNA could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of CNA’s ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, or perform other necessary business functions, including the ability to issue financial statements in a timely manner.

Index

The foregoing risks could also expose CNA to monetary and reputational damages. Potential exposures resulting from the March of 2021 cybersecurity attack, described in the following risk factor, as well as any future incidents may include substantially increased compliance costs and required computer system upgrades and security-related investments. If CNA’s business continuity plans or system security do not sufficiently address these risks, they could have a material adverse effect on CNA’s business, results of operations and financial condition.

Based on the information currently known, CNA does not believe that the March of 2021 cybersecurity attack will have a material impact on its business, results of operations or financial condition. However, no assurances can be given, and CNA may be subject to future incidents that could have a material adverse effect or result in operational impairments and financial losses, as well as significant harm to its reputation.

Any significant breach in CNA’s data security infrastructure could disrupt business, cause financial losses and damage its reputation, and insurance coverage may not be available for claims related to a breach.

A significant breach of CNA’s data security infrastructure may result from actions by its employees, vendors, third-party administrators, or unknown third parties or through cyber attacks. The risk of a breach can exist whether software services are in CNA’s data centers or CNA uses cloud-based software services.

Such a breach could affect CNA’s data framework or cause a failure to protect the personal information of its customers, claimants or employees, or sensitive and confidential information regarding its business and may result in operational impairments and financial losses, as well as significant harm to its reputation. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. Any such breach of CNA’s data security infrastructure could have a material adverse effect on its business, results of operations and financial condition.

CNA sustained a sophisticated cybersecurity attack in March of 2021 involving ransomware that caused a network disruption and impacted certain of its systems. Promptly upon detection, CNA undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement and key regulators. As of the date of this report, CNA has restored network systems and resumed normal operations. CNA is continuing to assess the full extent of the impact from the incident, as well as determining any additional actions it may take to improve its existing systems.

Although the investigation is ongoing, should CNA determine that personal information was impacted, it is possible that notification to individuals, other parties and/or regulators may be required based on applicable law. As a result or otherwise related to the incident, CNA may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations.

Although CNA maintains cybersecurity insurance coverage insuring against costs resulting from cyber attacks (including the attack described above), it is possible losses may exceed the amount available under CNA’s coverage and its coverage policy may not cover all losses. Further, future cybersecurity insurance coverage may be difficult to obtain or may only be available at significantly higher costs to CNA.

Based on the information currently known, CNA does not believe that the March of 2021 cybersecurity attack will have a material impact on its business, results of operations or financial condition. However, no assurances can be given, and CNA may be subject to future incidents that could have such a material adverse effect or may result in operational impairments and financial losses, as well as significant harm to CNA’s reputation.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2021 -
January 31, 2021	1,836,740	$45.96	N/A	N/A

February 1, 2021 -
February 28, 2021	344,380	46.24	N/A	N/A

March 1, 2021 -
March 31, 2021	3,377,044	51.27	N/A	N/A

Index
Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 7, 2021	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)