Form 10-Q
period 2021-06-30
LOEWS CORP
filed 2021-08-02
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 257,273,034 shares of the registrant’s common stock outstanding.

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $39,826 and $38,963, less allowance for credit loss of $45 and $40	$44,910	$44,646
Equity securities, cost of $1,496 and $1,456	1,663	1,561
Limited partnership investments	1,898	1,798
Other invested assets, primarily mortgage loans, less allowance for credit loss of $26 and $26	1,101	1,165
Short term investments	4,802	4,674
Total investments	54,374	53,844
Cash	578	478
Receivables	9,162	7,833
Property, plant and equipment	9,847	10,451
Goodwill	350	785
Deferred non-insurance warranty acquisition expenses	3,305	3,068
Deferred acquisition costs of insurance subsidiaries	721	708
Other assets	3,271	3,069
Total assets	$81,608	$80,236

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,480	$22,706
Future policy benefits	13,285	13,318
Unearned premiums	5,592	5,119
Total insurance reserves	42,357	41,143
Payable to brokers	654	92
Short term debt	122	37
Long term debt	8,988	10,072
Deferred income taxes	1,083	1,065
Deferred non-insurance warranty revenue	4,309	4,023
Other liabilities	4,697	4,623
Total liabilities	62,210	61,055

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 269,514,991 and 269,360,973 shares	3	3
Additional paid-in capital	3,121	3,133
Retained earnings	15,132	14,150
Accumulated other comprehensive income	327	581
	18,583	17,867
Less treasury stock, at cost (9,652,672 and 150,000 shares)	(500)	(7)
Total shareholders’ equity	18,083	17,860
Noncontrolling interests	1,315	1,321
Total equity	19,398	19,181
Total liabilities and equity	$81,608	$80,236

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions, except per share data)

Revenues:
Insurance premiums	$2,035	$1,850	$3,997	$3,719
Net investment income	616	644	1,166	807
Investment gains (losses) (Note 2)	578	(1,142)	635	(1,358)
Non-insurance warranty revenue	359	308	697	609
Operating revenues and other	415	650	1,130	1,632
Total	4,003	2,310	7,625	5,409

Expenses:
Insurance claims and policyholders’ benefits	1,546	1,642	3,052	3,067
Amortization of deferred acquisition costs	357	342	716	686
Non-insurance warranty expense	332	285	643	566
Operating expenses and other	656	992	1,570	3,018
Interest	100	123	225	267
Total	2,991	3,384	6,206	7,604
Income (loss) before income tax	1,012	(1,074)	1,419	(2,195)
Income tax (expense) benefit	(219)	228	(333)	305
Net income (loss)	793	(846)	1,086	(1,890)
Amounts attributable to noncontrolling interests	(39)	11	(71)	423
Net income (loss) attributable to Loews Corporation	$754	$(835)	$1,015	$(1,467)

Basic net income (loss) per share	$2.87	$(2.96)	$3.83	$(5.16)

Diluted net income (loss) per share	$2.86	$(2.96)	$3.82	$(5.16)

Weighted average shares outstanding:
Shares of common stock	262.76	281.48	265.06	284.26
Dilutive potential shares of common stock	0.58		0.49
Total weighted average shares outstanding assuming dilution	263.34	281.48	265.55	284.26

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)

Net income (loss)	$793	$(846)	$1,086	$(1,890)

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses		2		(9)
Net unrealized gains (losses) on other investments	300	1,191	(327)	147
Total unrealized gains (losses) on investments	300	1,193	(327)	138
Unrealized gains (losses) on cash flow hedges	8		12	(19)
Pension and postretirement benefits	7	6	16	20
Foreign currency translation	11	29	14	(55)

Other comprehensive income (loss)	326	1,228	(285)	84

Comprehensive income (loss)	1,119	382	801	(1,806)

Amounts attributable to noncontrolling interests	(72)	(119)	(40)	412

Total comprehensive income (loss) attributable to Loews Corporation	$1,047	$263	$761	$(1,394)

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, April 1, 2020	$19,178	$3	$3,347	$15,167	$(1,093)	$(458)	$2,212
Net loss	(846)			(835)			(11)
Other comprehensive income	1,228				1,098		130
Dividends paid ($0.0625 per share)	(27)			(18)			(9)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchases of Loews Corporation treasury stock	(33)					(33)
Purchases of subsidiary stock from noncontrolling interests	(19)		5				(24)
Stock-based compensation	13		13
Other	6		6	2			(2)
Balance, June 30, 2020	$18,413	$3	$3,371	$14,316	$5	$(491)	$1,209

Balance, April 1, 2021	$18,537	$3	$3,119	$14,394	$34	$(280)	$1,267
Net income	793			754			39
Other comprehensive income	326				293		33
Dividends paid ($0.0625 per share)	(27)			(16)			(11)
Purchases of Loews Corporation treasury stock	(219)					(219)
Purchases of subsidiary stock from noncontrolling interests	(15)						(15)
Stock-based compensation	3		2				1
Other	-					(1)	1
Balance, June 30, 2021	$19,398	$3	$3,121	$15,132	$327	$(500)	$1,315

See accompanying Notes to Consolidated Condensed Financial Statements.

Index
Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2020, as reported	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811
Cumulative effect adjustment from change in accounting standards	(5)			(5)
Balance, January 1, 2020, as adjusted	21,925	3	3,374	15,818	(68)	(13)	2,811
Net loss	(1,890)			(1,467)			(423)
Other comprehensive income	84				73		11
Dividends paid ($0.125 per share)	(114)			(36)			(78)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchases of Loews Corporation treasury stock	(478)					(478)
Purchases of subsidiary stock from noncontrolling interests	(37)		5				(42)
Stock-based compensation	9		(9)				18
Other	1		1	1			(1)
Balance, June 30, 2020	$18,413	$3	$3,371	$14,316	$5	$(491)	$1,209

Balance, January 1, 2021	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Net income	1,086			1,015			71
Other comprehensive loss	(285)				(254)		(31)
Dividends paid ($0.125 per share)	(76)			(33)			(43)
Purchases of Loews Corporation treasury stock	(493)					(493)
Purchases of subsidiary stock from noncontrolling interests	(18)						(18)
Stock-based compensation	7		(9)				16
Other	(4)		(3)				(1)
Balance, June 30, 2021	$19,398	$3	$3,121	$15,132	$327	$(500)	$1,315

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2021	2020
(In millions)

Operating Activities:

Net income (loss)	$1,086	$(1,890)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net	(187)	2,430
Changes in operating assets and liabilities, net:
Receivables	(1,087)	(574)
Deferred acquisition costs	(12)	(41)
Insurance reserves	1,373	1,181
Other assets	(720)	(280)
Other liabilities	598	(46)
Trading securities	(508)	(340)
Net cash flow provided by operating activities	543	440

Investing Activities:

Purchases of fixed maturities	(4,615)	(5,356)
Proceeds from sales of fixed maturities	1,846	3,773
Proceeds from maturities of fixed maturities	2,104	1,622
Purchases of equity securities	(181)	(312)
Proceeds from sales of equity securities	193	230
Purchases of limited partnership investments	(169)	(90)
Proceeds from sales of limited partnership investments	185	259
Purchases of property, plant and equipment	(183)	(440)
Dispositions	52	11
Sale of interest in Altium Packaging	417
Deconsolidation of Diamond Offshore		(483)
Change in short term investments	405	526
Other, net	39	(65)
Net cash flow provided (used) by investing activities	93	(325)

Financing Activities:

Dividends paid	(33)	(36)
Dividends paid to noncontrolling interests	(43)	(78)
Purchases of Loews Corporation treasury stock	(484)	(491)
Purchases of subsidiary stock from noncontrolling interests	(18)	(37)
Principal payments on debt	(1,146)	(465)
Issuance of debt	1,199	1,342
Other, net	(12)	(13)
Net cash flow (used) provided by financing activities	(537)	222

Effect of foreign exchange rate on cash	1	(5)

Net change in cash	100	332
Cash, beginning of period	478	336
Cash, end of period	$578	$668

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

On April 1, 2021, Loews Corporation sold 47% of its interest in Altium Packaging, previously a 99% owned subsidiary. See Note 2 for further discussion.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2021 and December 31, 2020, results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Net income (loss) for the second quarter and first half of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2021 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

2.  Significant Transactions

Altium Packaging

On April 1, 2021, Loews Corporation sold 47% of its interest in Altium Packaging to GIC, Singapore’s sovereign wealth fund for $420 million in cash consideration. Loews Corporation will share certain participating rights with GIC related to capital allocation and other decisions by Altium Packaging. Therefore, in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Altium Packaging was deconsolidated from Loews Corporation’s consolidated financial statements effective as of April 1, 2021. Effective April 1, 2021, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with the investment reported in Other assets on the Consolidated Condensed Balance Sheets and equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations.

Index
The transaction resulted in a gain of $555 million ($438 million after tax) for the three and six months ended June 30, 2021, which is recorded in Investment gains (losses) on the Consolidated Condensed Statement of Operations. Loews Corporation’s retained investment in Altium Packaging was recorded at an estimated fair value of $473 million. The difference between the fair value of Loews Corporation’s investment in Altium Packaging and Loews Corporation’s 53% share of the carrying value of Altium Packaging’s net assets was attributed to definite lived intangible assets and goodwill. The amortization of the amounts attributed to definite lived intangible assets will be recognized as a component of equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations. The assets and liabilities deconsolidated from the Consolidated Condensed Balance Sheets were property, plant and equipment of $490 million, goodwill of $436 million, intangible assets of $488 million, other assets of approximately $370 million, long term debt of $1.1 billion and other liabilities of approximately $380 million.

Diamond Offshore

As a result of the April 26, 2020 (“the Filing Date”) bankruptcy filing of Diamond Offshore Drilling, Inc. (“Diamond Offshore”) and certain of its subsidiaries and applicable accounting principles generally accepted in the United States of America (“GAAP”), Diamond Offshore was deconsolidated from Loews Corporation’s consolidated financial statements in the second quarter of 2020. Through the Filing Date, Diamond Offshore’s results were included in Loews Corporation’s consolidated financial statements and Loews Corporation recognized in its earnings its proportionate share of Diamond Offshore’s losses through such date. The deconsolidation resulted in the recognition of a loss of $1.2 billion ($957 million after tax) during the three and six months ended June 30, 2020, which is reported within Investment gains (losses) on the Consolidated Condensed Statements of Operations. During the first quarter of 2020, Diamond Offshore recorded an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests), which is reported within Operating expenses and other on the Consolidated Condensed Statements of Operations. For additional information regarding the deconsolidation of Diamond Offshore and the Diamond Offshore asset impairments, see Notes 2 and 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3. Investments

Net investment income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)

Fixed maturity securities	$425	$430	$853	$868
Limited partnership investments	149	57	196	(45)
Short term investments		2		9
Equity securities	20	50	49	6
Income (loss) from trading portfolio (a)	26	107	76	(22)
Other	14	16	30	30
Total investment income	634	662	1,204	846
Investment expenses	(18)	(18)	(38)	(39)
Net investment income	$616	$644	$1,166	$807

(a)
Net unrealized gains (losses) related to changes in fair value on securities still held were $28 and $80 for the three months ended June 30, 2021 and 2020 and $58 and $7 for the six months ended June 30, 2021 and 2020.

Index
Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)

Fixed maturity securities	$31	$17	$69	$(58)
Equity securities	17	63	19	(70)
Derivative instruments	(12)	(10)	5	(5)
Short term investments and other	2	(1)	2	(14)
Sale of 47% interest in Altium Packaging (see Note 2)	555		555
Deconsolidation of Diamond Offshore	(15)	(1,211)	(15)	(1,211)
Investment gains (losses) (a)	$578	$(1,142)	$635	$(1,358)

(a)
Gross investment gains on available-for-sale securities were $51 and $102 for the three months ended June 30, 2021 and 2020 and $109 and $131 for the six months ended June 30, 2021 and 2020. Gross investment losses on available-for-sale securities were $20 and $85 for the three months ended June 30, 2021 and 2020 and $40 and $189 for the six months ended June 30, 2021 and 2020. During the three and six months ended June 30, 2021, $15 of investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2021. During the three and six months ended June 30, 2020, $63 of investment gains and $70 of investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2020.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $374 million, $371 million and $373 million as of June 30, 2021, December 31, 2020 and June 30, 2020 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended June 30, 2021	Corporate and Other Bonds	Asset- backed	Total
(In millions)

Allowance for credit losses:
Balance as of April 1, 2021	$27	$16	$43
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded
Available-for-sale securities accounted for as PCD assets		4	4

Reductions to the allowance for credit losses:
Securities sold during the period (realized)

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(3)	1	(2)
Total allowance for credit losses	$24	$21	$45

Three months ended June 30, 2020

Allowance for credit losses:
Balance as of April 1, 2020	$49	$-	$49
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	10	12	22
Available-for-sale securities accounted for as PCD assets	1		1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	1		1

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(20)		(20)
Total allowance for credit losses	$39	$12	$51

Index
Six months ended June 30, 2021	Corporate and Other Bonds	Asset- backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14		14
Available-for-sale securities accounted for as PCD assets	2	4	6

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis

Additional increases or (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(9)		(9)
Total allowance for credit losses	$24	$21	$45

Six months ended June 30, 2020

Allowance for credit losses:
Balance as of January 1, 2020	$-	$-	$-
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6		6
Securities for which credit losses were not previously recorded	58	12	70
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases or (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(20)		(20)
Total allowance for credit losses	$39	$12	$51

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$(2)	$(1)	$5	$90
Asset-backed	1	12		13
Impairment losses (gains) recognized in earnings	$(1)	$11	$5	$103

There were $13 million of losses on mortgage loans recognized during the six months ended June 30, 2020 due to changes in expected credit losses. There were no losses recognized on mortgage loans during the three and six months ended June 30, 2021 or during the three months ended June 30, 2020.

Index
The amortized cost and fair values of fixed maturity securities are as follows:

June 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$21,291	$3,153	$35	$24	$24,385
States, municipalities and political subdivisions	10,125	1,743	2		11,866
Asset-backed:
Residential mortgage-backed	3,337	99	10		3,426
Commercial mortgage-backed	2,068	98	14	17	2,135
Other asset-backed	2,338	84	3	4	2,415
Total asset-backed	7,743	281	27	21	7,976
U.S. Treasury and obligations of government-sponsored enterprises	142		5		137
Foreign government	515	22	1		536
Fixed maturities available-for-sale	39,816	5,199	70	45	44,900
Fixed maturities trading	10				10
Total fixed maturity securities	$39,826	$5,199	$70	$45	$44,910

December 31, 2020

Fixed maturity securities:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863			11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1		3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9		2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government-sponsored enterprises	339	2	3		338
Foreign government	512	32			544
Fixed maturities available-for-sale	38,926	5,795	77	40	44,604
Fixed maturities trading	37	5			42
Total fixed maturity securities	$38,963	$5,800	$77	$40	$44,646

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”). As of June 30, 2021 and December 31, 2020, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2.4 billion and $2.5 billion (after tax and noncontrolling interests).

Index
The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,190	$33	$61	$2	$1,251	$35
States, municipalities and political subdivisions	128	2			128	2
Asset-backed:
Residential mortgage-backed	932	10	10		942	10
Commercial mortgage-backed	153	2	206	12	359	14
Other asset-backed	255	2	74	1	329	3
Total asset-backed	1,340	14	290	13	1,630	27
U.S. Treasury and obligations of government-sponsored enterprises	80	5			80	5
Foreign government	48	1			48	1
Total fixed maturity securities	$2,786	$55	$351	$15	$3,137	$70

December 31, 2020

Fixed maturity securities:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33				33
Asset-backed:
Residential mortgage-backed	71	1	11		82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13		357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3			63	3
Foreign government	13				13
Total fixed maturity securities	$1,666	$74	$64	$3	$1,730	$77

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2021 securities in a gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. There is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at June 30, 2021.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2021		December 31, 2020
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,685	$1,702	$1,456	$1,458
Due after one year through five years	10,723	11,479	12,304	13,098
Due after five years through ten years	13,775	15,012	12,319	13,878
Due after ten years	13,633	16,707	12,847	16,170
Total	$39,816	$44,900	$38,926	$44,604

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Index
Mortgage Loans

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (“DSCR”) and loan-to-value (“LTV”) ratios.

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$89	$33	$50	$113	$183	$468
LTV 55% to 65%			19		9	4	32
LTV greater than 65%	$5		6			24	35
DSCR 1.2x - 1.6x
LTV less than 55%			16		5	71	92
LTV 55% to 65%	10	38	39	42	27		156
LTV greater than 65%		34	44		8	12	98
DSCR ≤1.2x
LTV less than 55%			50		8	10	68
LTV 55% to 65%			47				47
LTV greater than 65%			29			7	36
Total	$15	$161	$283	$92	$170	$311	$1,032

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

	June 30, 2021			December 31, 2020
	Contractual/ Notional	Estimated Fair Value		Contractual/ Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:
Interest rate swaps				$675		$(26)

Without hedge designation:
Equity markets:
Options – purchased	$6			135	$3
Interest rate swaps	100		$(2)	100		(3)
Embedded derivative on funds withheld liability	274		(13)	190		(19)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of June 30, 2021, commitments to purchase or fund were approximately $1.3 billion and to sell were approximately $95 million under the terms of these investments.

Index
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

June 30, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$158	$24,017	$883	$25,058
States, municipalities and political subdivisions		11,809	57	11,866
Asset-backed		7,566	410	7,976
Fixed maturities available-for-sale	158	43,392	1,350	44,900
Fixed maturities trading		10		10
Total fixed maturities	$158	$43,402	$1,350	$44,910

Equity securities	$884	$743	$36	$1,663
Short term and other	4,661	37		4,698
Payable to brokers	(94)	(2)		(96)

December 31, 2020

Fixed maturity securities:
Corporate bonds and other	$355	$24,082	$770	$25,207
States, municipalities and political subdivisions		11,546	46	11,592
Asset-backed		7,497	308	7,805
Fixed maturities available-for-sale	355	43,125	1,124	44,604
Fixed maturities trading		34	8	42
Total fixed maturities	$355	$43,159	$1,132	$44,646

Equity securities	$796	$722	$43	$1,561
Short term and other	4,538	39		4,577
Payable to brokers	(14)	(29)		(43)

Index
The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020:

											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
		Net Realized								(Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2021	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$767	$3	$16	$122	$(3)	$(22)			$883		$16
States, municipalities and political subdivisions	44		2	12		(1)			57		2
Asset-backed	315	1	4	84		(10)	$21	$(5)	410		4
Fixed maturities available-for-sale	1,126	4	22	218	(3)	(33)	21	(5)	1,350	$-	22
Fixed maturities trading	5	(3)				(2)
Total fixed maturities	$1,131	$1	$22	$218	$(3)	$(35)	$21	$(5)	$1,350	$-	$22

Equity securities	$45	$(15)		$10	$(4)				$36

Index
											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
		Net Realized								(Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2020	April 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$496		$59	$4		$(4)			$555		$58
Asset-backed	197		18	35	$(9)	(5)		$(14)	222		18
Fixed maturities available-for-sale	693	$-	77	39	(9)	(9)	$-	(14)	777	$-	76
Fixed maturities trading	3	1							4	1
Total fixed maturities	$696	$1	$77	$39	$(9)	$(9)	$-	$(14)	$781	$1	$76

Equity securities	$16	$(4)					$15		$27	$(4)

Index
											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
		Net Realized								(Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2021	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$770	$(10)	$(24)	$164	$(3)	$(24)	$10		$883		$(24)
States, municipalities and political subdivisions	46			12		(1)			57
Asset-backed	308	3	(5)	114		(27)	30	$(13)	410		(5)
Fixed maturities available-for-sale	1,124	(7)	(29)	290	(3)	(52)	40	(13)	1,350	$-	(29)
Fixed maturities trading	8	(6)				(2)
Total fixed maturities	$1,132	$(13)	$(29)	$290	$(3)	$(54)	$40	$(13)	$1,350	$-	$(29)

Equity securities	$43	$(13)		$10	$(4)				$36	$2

Index
											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
		Net Realized								(Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2020	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	June 30	June 30	June 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$468		$22	$71		$(6)			$555		$24
Asset-backed	165		10	80	$(9)	(9)		$(15)	222		10
Fixed maturities available-for-sale	633	$-	32	151	(9)	(15)	$-	(15)	777	$-	34
Fixed maturities trading	4								4
Total fixed maturities	$637	$-	$32	$151	$(9)	$(15)	$-	$(15)	$781	$-	$34

Equity securities	$19	$(7)					$15		$27	$(7)

Net investment gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

June 30, 2021	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,067	Discounted cash flow	Credit spread	1% – 8% (2%)

December 31, 2020

Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% – 8% (3%)

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

	Carrying	Estimated Fair Value
June 30, 2021	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,006			$1,079	$1,079

Liabilities:
Short term debt	121			125	125
Long term debt	8,982		$9,397	621	10,018

December 31, 2020

Assets:
Other invested assets, primarily mortgage loans	$1,068			$1,151	$1,151

Liabilities:
Short term debt	35		$19	17	36
Long term debt	10,042		10,482	765	11,247

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

Index
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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $54 million and $301 million for the three months ended June 30, 2021 and 2020 and $179 million and $376 million for the six months ended June 30, 2021 and 2020. Net catastrophe losses for the three and six months ended June 30, 2021 were related primarily to severe weather-related events. Net catastrophe losses for the three months ended June 30, 2020 included $182 million related to the coronavirus (“COVID-19”) pandemic, $61 million related to civil unrest and $58 million related primarily to severe weather-related events. Net catastrophe losses for the six months ended June 30, 2020 included $195 million related to the COVID-19 pandemic, $61 million related to civil unrest and $120 million related primarily to severe weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of other insurance operations.

Six Months Ended June 30	2021	2020
(In millions)

Reserves, beginning of year:
Gross	$22,706	$21,720
Ceded	4,005	3,835
Net reserves, beginning of year	18,701	17,885

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer	(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,930	2,899
Increase (decrease) in provision for insured events of prior years	(78)	19
Amortization of discount	95	98
Total net incurred (a)	2,947	3,016

Net payments attributable to:
Current year events	(317)	(256)
Prior year events	(1,949)	(2,342)
Total net payments	(2,266)	(2,598)

Foreign currency translation adjustment and other	(5)	(35)

Net reserves, end of period	18,745	18,268
Ceded reserves, end of period	4,735	4,002
Gross reserves, end of period	$23,480	$22,270

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

Favorable net prior year loss reserve development of $11 million and $28 million was recorded for commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended June 30, 2021 and 2020 and favorable net prior year loss reserve development of $26 million and $43 million was recorded for the six months ended June 30, 2021 and 2020. Unfavorable net prior year loss reserve development of $40 million and $50 million was recorded for CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”) for the three and six months ended June 30, 2021 and 2020.

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)

Medical professional liability			$8	$10
Other professional liability and management liability	$10	$(9)	10	(6)
Surety	(23)		(38)	(30)
Commercial auto	30	15	30	24
Workers’ compensation	(42)	(61)	(42)	(74)
Property and other	14	27	6	33
Other insurance operations	40	50	40	50
Total pretax (favorable) unfavorable development	$29	$22	$14	$7

Three Months

2021

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s construction and middle market businesses in recent accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in other insurance operations was due to higher than expected emergence in mass tort exposures in older accident years primarily related to abuse.

2020

Unfavorable development in commercial auto was due to unfavorable claim severity in CNA’s middle market and construction businesses in accident years 2017 through 2019.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in   multiple accident years.

Unfavorable development in property and other was primarily due to higher than expected large loss activity in CNA’s middle market, national accounts and marine business units in accident year 2019.

Unfavorable development in other insurance operations was due to higher than expected emergence in mass tort exposures in older accident years primarily related to abuse.

Index
Six Months

2021

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s construction and middle market businesses in recent accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in other insurance operations was primarily due to higher than expected emergence in mass tort exposures in older accident years primarily related to abuse.

2020

Favorable development in surety was primarily due to lower than expected frequency for accident years 2017 and prior.

Unfavorable development in commercial auto was due to unfavorable claim severity in CNA’s middle market and construction businesses in accident years 2017 through 2019.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in   multiple accident years.

Unfavorable development in property and other was primarily due to higher than expected large loss activity in CNA’s middle market, national accounts and marine business units in accident year 2019.

Unfavorable development in other insurance operations was due to higher than expected emergence in mass tort exposures in older accident years primarily related to abuse.

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

Index
The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $12 million and $20 million for the three months ended June 30, 2021 and 2020 and $22 million and $34 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, the cumulative amounts ceded under the LPT were $3.3 billion. The unrecognized deferred retroactive reinsurance benefit was $376 million and $398 million as of June 30, 2021 and December 31, 2020 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.9 billion as of June 30, 2021. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the A&EP claims.

Excess Workers’ Compensation LPT

On February 5, 2021, CNA completed a transaction with Cavello Bay Reinsurance Limited (“Cavello”), a subsidiary of Enstar Group Limited, under which certain legacy excess workers’ compensation (“EWC”) liabilities were ceded to Cavello. Under the terms of the transaction, based on reserves in place as of January 1, 2020, approximately $690 million of net EWC claim and allocated claim adjustment expense reserves were ceded to Cavello under a loss portfolio transfer (“EWC LPT”) with an aggregate limit of $1.0 billion. Cavello was paid a reinsurance premium of $697 million, less claims paid between January 1, 2020 and the closing date of the agreement of $64 million. After transaction costs, a loss of approximately $11 million (after tax and noncontrolling interest) was recognized in Other Insurance Operations in the first quarter of 2021 related to the EWC LPT.

As of June 30, 2021, the cumulative amounts ceded under the EWC LPT were $690 million and the remaining amount available under the $1.0 billion aggregate limit was $310 million.

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

Index

6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and six months ended June 30, 2020 and 2021:

	Net Unrealized
	Gains (Losses)					Total
	on Investments	Net Unrealized	Unrealized			Accumulated
	with an	Gains (Losses)	Gains (Losses)	Pension and	Foreign	Other
	Allowance for	on Other	on Cash Flow	Postretirement	Currency	Comprehensive
	Credit Losses	Investments	Hedges	Benefits	Translation	Income (Loss)
(In millions)

Balance, April 1, 2020	$(10)	$(15)	$(25)	$(842)	$(201)	$(1,093)
Other comprehensive income (loss) before reclassifications, after tax of $0, $(321), $2, $0 and $0	(2)	1,209	(1)	(2)	29	1,233
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $(1), $4, $(1), $(2) and $0	4	(18)	1	8		(5)
Other comprehensive income	2	1,191	-	6	29	1,228
Amounts attributable to noncontrolling interests		(126)		(1)	(3)	(130)
Balance, June 30, 2020	$(8)	$1,050	$(25)	$(837)	$(175)	$5

Balance, April 1, 2021	$-	$1,002	$(19)	$(869)	$(80)	$34
Other comprehensive income (loss) before reclassifications, after tax of $0, $(82), $(1), $0 and $0	1	323	8	(2)	11	341
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $0, $7, $(1), $(3) and $0	(1)	(23)		9		(15)
Other comprehensive income	-	300	8	7	11	326
Amounts attributable to noncontrolling interests		(31)		(1)	(1)	(33)
Balance, June 30, 2021	$-	$1,271	$(11)	$(863)	$(70)	$327

Index
	Net Unrealized
	Gains (Losses)					Total
	on Investments	Net Unrealized	Unrealized			Accumulated
	with an	Gains (Losses)	Gains (Losses)	Pension and	Foreign	Other
	Allowance for	on Other	on Cash Flow	Postretirement	Currency	Comprehensive
	Credit Losses	Investments	Hedges	Benefits	Translation	Income (Loss)
(In millions)

Balance, January 1, 2020	$-	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $13, $(34), $8, $0 and $0	(50)	143	(20)	(1)	(55)	17
Reclassification of losses from accumulated other comprehensive income, after tax of $(11), $(2), $(1), $(5) and $0	41	4	1	21		67
Other comprehensive income (loss)	(9)	147	(19)	20	(55)	84
Amounts attributable to noncontrolling interests	1	(15)		(2)	5	(11)
Balance, June 30, 2020	$(8)	$1,050	$(25)	$(837)	$(175)	$5

Balance, January 1, 2021	$-	$1,563	$(23)	$(877)	$(82)	$581
Other comprehensive income (loss) before reclassifications, after tax of $1, $72, $(3), $0 and $0	(2)	(270)	11	(2)	14	(249)
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $(1), $15, $(2), $(5) and $0	2	(57)	1	18		(36)
Other comprehensive income (loss)	-	(327)	12	16	14	(285)
Amounts attributable to noncontrolling interests		35		(2)	(2)	31
Balance, June 30, 2021	$-	$1,271	$(11)	$(863)	$(70)	$327

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses, Net unrealized gains (losses) on investments with OTTI losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Index
Treasury Stock

Loews Corporation repurchased 9.5 million and 10.7 million shares of its common stock at an aggregate cost of $493 million and $478 million during the six months ended June 30, 2021 and 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30
	2021	2020	2021	2020
(In millions)

Non-insurance warranty – CNA Financial	$359	$308	$697	$609

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	302	286	663	618
Lodging and related services – Loews Hotels & Co	94	16	150	158
Rigid plastic packaging and recycled resin – Corporate (a)		244	280	500
Contract drilling – Diamond Offshore (b)		71		300
Total revenues from contracts with customers	396	617	1,093	1,576
Other revenues	19	33	37	56
Operating revenues and other	$415	$650	$1,130	$1,632

(a)	Revenues presented for Corporate reflect the periods prior to the deconsolidation of Altium Packaging in the second quarter of 2021. See Note 2 for further discussion.
(b)	Revenues presented for Diamond Offshore reflect the periods prior to its deconsolidation. in the second quarter of 2020. See Note 2 for further discussion.

Receivables from contracts with customers – As of June 30, 2021 and December 31, 2020, receivables from contracts with customers were approximately $106 million and $246 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of June 30, 2021 and December 31, 2020, deferred revenue resulting from contracts with customers was approximately $4.4 billion and $4.1 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $624 million and $574 million of revenues recognized during the six months ended June 30, 2021 and 2020 were included in deferred revenue as of December 31, 2020 and 2019.

Performance obligations – As of June 30, 2021, approximately $13.3 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to transportation and storage of natural gas and natural gas liquids and hydrocarbons (“NGLs”) services and non-insurance warranty revenue. Approximately $1.2 billion will be recognized during the remaining six months of 2021, $2.2 billion in 2022 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

Index
8. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following tables present the components of net periodic (benefit) cost for these plans:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)

Service cost		$1	$1	$2
Interest cost	$18	23	36	46
Expected return on plan assets	(43)	(44)	(86)	(87)
Amortization of unrecognized net loss	13	12	25	23
Amortization of unrecognized prior service cost		1		1
Settlement charge	2	3	2	7
Net periodic benefit	$(10)	$(4)	$(22)	$(8)

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)

Interest cost	$1	$1	$1	$1
Expected return on plan assets		(1)	(1)	(2)
Net periodic (benefit) cost	$1	$-	$-	$(1)

9. Legal Proceedings

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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July of 2019. In October of 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. A trial was held the week of February 22, 2021 and post-trial oral arguments were held on July 14, 2021.

The Company is from time to time party to other litigation arising in the ordinary course of business. While it is difficult to predict the outcome or effect of any litigation, management does not believe that the outcome of any pending litigation, including the Boardwalk Pipelines matter described above, will materially affect the Company’s results of operations or equity.

Index
10. Commitments and Contingencies

CNA Data Breach-related Contingency

As previously disclosed, CNA sustained a sophisticated cybersecurity attack in March of 2021 involving ransomware. CNA’s investigation revealed that an unauthorized third party copied some personal information relating to certain current and former employees, contractor workers and their dependents and certain other persons, including some policyholders. In July of 2021, CNA provided notifications to the impacted individuals and to regulators, in accordance with applicable law.  CNA may be subject to subsequent investigations, fines or penalties, as well as other legal claims and actions, related to the foregoing. The likelihood is reasonably possible, but the amount of such fines, penalties or costs, if any, cannot be estimated at this time.

Based on the information currently known, CNA does not believe that the March 2021 cybersecurity attack will have a material impact on its business, results of operations or financial condition, but no assurances can be given as it continues to assess the full impact from the incident, including costs, expenses and insurance coverage.

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2021, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

11. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. In the first quarter of 2020 Diamond Offshore was a reportable segment and was deconsolidated during the second quarter of 2020. The Corporate segment is primarily comprised of Loews Corporation excluding its subsidiaries, and the operations of Altium Packaging through March 31, 2021. On April 1, 2021, Loews Corporation sold 47% of its interest in Altium Packaging and as a result, Altium Packaging was deconsolidated from Loews Corporation’s consolidated financial results. Subsequent to deconsolidation, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with Equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations in the Corporate segment. For further discussion on the deconsolidations of Diamond Offshore and Altium Packaging see Note 2.

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

Index
Statements of Operations by segment are presented in the following tables.

Three Months Ended June 30, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,035				$2,035
Net investment income	591		$1	$24	616
Investment gains	38			540	578
Non-insurance warranty revenue	359				359
Operating revenues and other	6	$312	97		415
Total	3,029	312	98	564	4,003

Expenses:

Insurance claims and policyholders’ benefits	1,546				1,546
Amortization of deferred acquisition costs	357				357
Non-insurance warranty expense	332				332
Operating expenses and other	302	209	115	30	656
Interest	29	40	9	22	100
Total	2,566	249	124	52	2,991
Income (loss) before income tax	463	63	(26)	512	1,012
Income tax (expense) benefit	(94)	(16)	5	(114)	(219)
Net income (loss)	369	47	(21)	398	793
Amounts attributable to noncontrolling interests	(39)				(39)
Net income (loss) attributable to Loews Corporation	$330	$47	$(21)	$398	$754

Index
Three Months Ended June 30, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (a)	Diamond Offshore (b)	Total
(In millions)

Revenues:

Insurance premiums	$1,850					$1,850
Net investment income	534			$110		644
Investment gains (losses)	69			(1,211)		(1,142)
Non-insurance warranty revenue	308					308
Operating revenues and other	5	$296	$34	244	$71	650
Total	2,766	296	34	(857)	71	2,310

Expenses:

Insurance claims and policyholders’ benefits	1,642					1,642
Amortization of deferred acquisition costs	342					342
Non-insurance warranty expense	285					285
Operating expenses and other	283	210	123	260	116	992
Interest	31	41	8	32	11	123
Total	2,583	251	131	292	127	3,384
Income (loss) before income tax	183	45	(97)	(1,149)	(56)	(1,074)
Income tax (expense) benefit	(32)	(11)	25	241	5	228
Net income (loss)	151	34	(72)	(908)	(51)	(846)
Amounts attributable to noncontrolling interests	(16)				27	11
Net income (loss) attributable to Loews Corporation	$135	$34	$(72)	$(908)	$(24)	$(835)

(a)	Amounts presented for Corporate include the operating results of Altium Packaging prior to the deconsolidation.
(b)	Amounts presented for Diamond Offshore reflect the periods prior to the deconsolidation.

Index
Six Months Ended June 30, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (c)	Total
(In millions)

Revenues:

Insurance premiums	$3,997				$3,997
Net investment income	1,095		$1	$70	1,166
Investment gains	95			540	635
Non-insurance warranty revenue	697				697
Operating revenues and other	11	$684	154	281	1,130
Total	5,895	684	155	891	7,625

Expenses:

Insurance claims and policyholders’ benefits	3,052				3,052
Amortization of deferred acquisition costs	716				716
Non-insurance warranty expense	643				643
Operating expenses and other	587	426	219	338	1,570
Interest	57	81	17	70	225
Total	5,055	507	236	408	6,206
Income (loss) before income tax	840	177	(81)	483	1,419
Income tax (expense) benefit	(160)	(45)	17	(145)	(333)
Net income (loss)	680	132	(64)	338	1,086
Amounts attributable to noncontrolling interests	(71)				(71)
Net income (loss) attributable to Loews Corporation	$609	$132	$(64)	$338	$1,015

(c)	Amounts presented for Corporate include the operating results of Altium Packaging through March 31, 2021. Beginning April 1, 2021, Altium Packaging is recorded as an equity method investment.

Index
Six Months Ended June 30, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (a)	Diamond Offshore (b)	Total
(In millions)

Revenues:

Insurance premiums	$3,719					$3,719
Net investment income (loss)	863			$(56)		807
Investment losses	(147)			(1,211)		(1,358)
Non-insurance warranty revenue	609					609
Operating revenues and other	13	$637	$176	501	$305	1,632
Total	5,057	637	176	(766)	305	5,409

Expenses:

Insurance claims and policyholders’ benefits	3,067					3,067
Amortization of deferred acquisition costs	686					686
Non-insurance warranty expense	566					566
Operating expenses and other	583	421	290	528	1,196	3,018
Interest	62	83	16	63	43	267
Total	4,964	504	306	591	1,239	7,604
Income (loss) before income tax	93	133	(130)	(1,357)	(934)	(2,195)
Income tax (expense) benefit	(4)	(34)	33	284	26	305
Net income (loss)	89	99	(97)	(1,073)	(908)	(1,890)
Amounts attributable to noncontrolling interests	(9)				432	423
Net income (loss) attributable to Loews Corporation	$80	$99	$(97)	$(1,073)	$(476)	$(1,467)

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, Risk Factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2020. This MD&A is comprised of the following sections:

Page No.

Overview	36
Results of Operations	37
Consolidated Financial Results	37
CNA Financial	38
Boardwalk Pipelines	46
Loews Hotels & Co	47
Corporate	48
Diamond Offshore	49
Liquidity and Capital Resources	49
Parent Company	49
Subsidiaries	50
Investments	51
Critical Accounting Estimates	54
Accounting Standards Update	54
Forward-Looking Statements	54

OVERVIEW

Loews Corporation is a holding company and has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. In the first quarter of 2020, Diamond Offshore Drilling Inc. (“Diamond Offshore”) was a reportable segment. Diamond Offshore was deconsolidated during the second quarter of 2020. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the operations of Altium Packaging LLC (“Altium Packaging”) through March 31, 2021. On April 1, 2021, Loews Corporation sold 47% of its interest in Altium Packaging to GIC, Singapore’s sovereign wealth fund, for $420 million in cash consideration. As a result of the terms of this transaction, Loews Corporation will share certain participating rights with GIC related to capital allocation and other decisions and is required to deconsolidate Altium Packaging as of the date of the sale under accounting principles generally accepted in the United States of America (“GAAP”). Subsequent to deconsolidation, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with Equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations in the Corporate segment. For further information on the deconsolidations of Diamond Offshore and Altium Packaging see Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

Index
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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions, except per share data)

CNA Financial	$330	$135	$609	$80
Boardwalk Pipelines	47	34	132	99
Loews Hotels & Co	(21)	(72)	(64)	(97)
Corporate	398	(908)	338	(1,073)
Diamond Offshore		(24)		(476)
Net income (loss) attributable to Loews Corporation	$754	$(835)	$1,015	$(1,467)

Basic net income (loss) per share	$2.87	$(2.96)	$3.83	$(5.16)

Diluted net income (loss) per share	$2.86	$(2.96)	$3.82	$(5.16)

Net income attributable to Loews Corporation for the three months ended June 30, 2021 was $754 million, or $2.86 per share, compared to a net loss of $835 million, or $2.96 per share in the comparable 2020 period. Net income attributable to Loews Corporation for the six months ended June 30, 2021 was $1.0 billion, or $3.82 per share, compared to a net loss of $1.5 billion, or $5.16 per share in the comparable 2020 period.

The three and six months ended June 30, 2021 include a gain of $438 million (after tax) related to the sale of 47% of Altium Packaging and its deconsolidation on April 1, 2021. The three and six months ended June 30, 2020 included a loss of $957 million (after tax) related to the bankruptcy filing and deconsolidation of Diamond Offshore. Excluding these significant transactions, net income for the second quarter of 2021 would have been $316 million compared to $122 million in the second quarter of 2020.

The increase in net income for the three months ended June 30, 2021 as compared to the comparable prior year period, excluding these significant transactions, was driven by CNA, which reported lower net catastrophe losses, improved net investment income, and higher property and casualty underwriting results before net catastrophe losses and prior year development. Boardwalk Pipelines also contributed positively as revenues from recently completed growth projects increased from the second quarter of 2020. Loews Hotels & Co posted improved year-over-year second quarter results due to the strong rebound in travel to resort destinations. The Parent Company investment portfolio experienced lower net investment income in the second quarter of 2021 compared to the comparable prior year period.

The drivers of the improved net income for the six months ended June 30, 2021 as compared to the comparable 2020 period are consistent with the three-month discussion above. In addition, during the first six months of 2020, Diamond Offshore recognized drilling rig impairment charges of $408 million (after tax and noncontrolling interests) and operating losses of $68 million (after tax and noncontrolling interests). CNA posted net investment gains during the first six months of 2021 compared to net investment losses in the comparable prior year period, and the Parent Company investment portfolio experienced higher net investment income during the first six months of 2021 compared to the comparable prior year period.

Index
CNA Financial

The following table summarizes the results of operations for CNA for the three and six months ended June 30, 2021 and 2020 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions)

Revenues:
Insurance premiums	$2,035	$1,850	$3,997	$3,719
Net investment income	591	534	1,095	863
Investment gains (losses)	38	69	95	(147)
Non-insurance warranty revenue	359	308	697	609
Other revenues	6	5	11	13
Total	3,029	2,766	5,895	5,057
Expenses:
Insurance claims and policyholders’ benefits	1,546	1,642	3,052	3,067
Amortization of deferred acquisition costs	357	342	716	686
Non-insurance warranty expense	332	285	643	566
Other operating expenses	302	283	587	583
Interest	29	31	57	62
Total	2,566	2,583	5,055	4,964
Income before income tax	463	183	840	93
Income tax expense	(94)	(32)	(160)	(4)
Net income	369	151	680	89
Amounts attributable to noncontrolling interests	(39)	(16)	(71)	(9)
Net income attributable to Loews Corporation	$330	$135	$609	$80

Three Months Ended June 30, 2021 Compared to the Comparable 2020 Period

Net income attributable to Loews Corporation was $330 million for the three months ended June 30, 2021 as compared with $135 million in the comparable 2020 period. The increase was primarily due to lower net catastrophe losses of $54 million ($38 million after tax and noncontrolling interests) for the three months ended June 30, 2021 as compared to $301 million ($212 million after tax and noncontrolling interests) in the comparable 2020 period and improved non-catastrophe current accident year underwriting results. Net catastrophe losses for the three months ended June 30, 2021 primarily related to severe weather-related events. Net catastrophe losses for the three months ended June 30, 2020 included $182 million related to COVID-19, $61 million related to civil unrest and $58 million related primarily to severe weather-related events.

Six Months Ended June 30, 2021 Compared to the Comparable 2020 Period

Net income attributable to Loews Corporation was $609 million for the six months ended June 30, 2021 as compared with $80 million in the comparable 2020 period. The increase was primarily due to improved current accident year underwriting results, higher net investment income and higher investment gains. Net catastrophe losses were $179 million ($126 million after tax and noncontrolling interests) for the six months ended June 30, 2021 as compared to $376 million ($265 million after tax and noncontrolling interests) in the comparable 2020 period. Net catastrophe losses for the six months ended June 30, 2021 primarily related to severe weather-related events. Net catastrophe losses for the six months ended June 30, 2020 included $195 million related to COVID-19, $61 million related to civil unrest and $120 million related primarily to severe weather-related events. Higher net investment income was driven by improved limited partnership and common stock returns and higher investment gains were driven by lower impairment losses and the favorable change in fair value of non-redeemable preferred stock for the six months ended June 30, 2021 as compared with the comparable 2020 period.

Index
CNA’s Property & Casualty and Other Insurance Operations

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, certain property and casualty businesses in run-off, including CNA Re, Asbestos & Environmental Pollution (“A&EP”), excess workers’ compensation and legacy mass tort. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s Property & Casualty Operations and Other Insurance Operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

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

Recent Developments

As previously disclosed, CNA sustained a sophisticated cybersecurity attack in March of 2021 involving ransomware that caused a network disruption and impacted certain of its systems. As a result, CNA’s written premium production, most notably in Commercial, was impacted by lower levels of retention and new business during the three months ended June 30, 2021. CNA has also incurred additional expenses within Other Insurance Operations related to the cybersecurity attack and expects these expenses may continue. While CNA does not believe that the March 2021 cybersecurity attack will have a material impact on its business, results of operations or financial condition, no assurances can be given at this time as it continues to assess the full impact from the incident, including costs, expenses and insurance coverage.

Catastrophes and Related Reinsurance

Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber attacks, pandemics and acts of terrorism that produce unusually large aggregate losses.

Index
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA generally seeks to manage its exposure to catastrophes through the purchase of catastrophe reinsurance and has catastrophe reinsurance treaties that cover property and workers’ compensation losses. CNA conducts an ongoing review of its risk and catastrophe coverages and from time to time makes changes as it deems appropriate. CNA utilizes various reinsurance programs to mitigate catastrophe losses including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. During the second quarter of 2021, CNA added a quota share treaty to its property reinsurance program, which covers policies written during the treaty term and in-force as of June 1, 2021. As a result of the coverage of in-force policies, net written premiums were reduced by $122 million during the quarter for the one-time catch-up under the treaty of unearned premium on policies previously written as of the June 1, 2021 treaty inception. This ceded premium will earn in future quarters consistent with the underlying gross policies. CNA also renewed its excess-of-loss property catastrophe reinsurance as described below.

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. Exposures underwritten through Hardy are excluded. The treaty has a term of June 1, 2021 to June 1, 2022 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $190 million up to $900 million for all losses other than earthquakes. Earthquakes are covered up to $1.0 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

See the Catastrophes and Related Reinsurance section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

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

Index
The following tables summarize the results of CNA’s Property & Casualty Operations for the three and six months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,903	$1,161	$339	$3,403
Gross written premiums excluding third party captives	897	1,060	339	2,296
Net written premiums	786	831	292	1,909
Net earned premiums	762	881	266	1,909
Net investment income	134	174	14	322
Core income	188	137	26	351

Other performance metrics:
Loss ratio excluding catastrophes and development	59.0%	60.1%	59.0%	59.5%
Effect of catastrophe impacts		5.8	0.8	2.8
Effect of development-related items	(1.3)	0.8	(0.3)	(0.2)
Loss ratio	57.7%	66.7%	59.5%	62.1%
Expense ratio	30.0	32.3	33.5	31.6
Dividend ratio	0.2	0.6		0.3
Combined ratio	87.9%	99.6%	93.0%	94.0%
Combined ratio excluding catastrophes and development	89.2%	93.0%	92.5%	91.4%

Rate	11%	8%	13%	10%
Renewal premium change	10	10	14	10
Retention	85	81	77	81
New business	$121	$201	$71	$393

Three Months Ended June 30, 2020

Gross written premiums	$1,762	$1,126	$277	$3,165
Gross written premiums excluding third party captives	811	1,044	277	2,132
Net written premiums	742	949	239	1,930
Net earned premiums	705	795	224	1,724
Net investment income	133	161	14	308
Core income (loss)	90	49	(14)	125

Other performance metrics:
Loss ratio excluding catastrophes and development	59.9%	58.7%	59.9%	59.3%
Effect of catastrophe impacts	15.0	19.0	19.9	17.5
Effect of development-related items	(2.9)	(0.3)	(1.2)	(1.5)
Loss ratio	72.0%	77.4%	78.6%	75.3%
Expense ratio	32.0	33.9	36.7	33.6
Dividend ratio	0.2	0.6		0.3
Combined ratio	104.2%	111.9%	115.3%	109.2%
Combined ratio excluding catastrophes and development	92.1%	93.2%	96.6%	93.2%

Rate	12%	10%	15%	11%
Renewal premium change	13	9	10	11
Retention	86	84	74	83
New business	$96	$198	$62	$356

Index

Six Months Ended June 30, 2021	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$3,697	$2,274	$682	$6,653
Gross written premiums excluding third party captives	1,713	2,171	682	4,566
Net written premiums	1,528	1,791	527	3,846
Net earned premiums	1,497	1,736	518	3,751
Net investment income	251	322	28	601
Core income	358	206	50	614

Other performance metrics:
Loss ratio excluding catastrophes and development	59.2%	60.4%	59.3%	59.8%
Effect of catastrophe impacts	0.3	9.6	1.4	4.7
Effect of development-related items	(1.6)	0.7	(0.2)	(0.3)
Loss ratio	57.9%	70.7%	60.5%	64.2%
Expense ratio	30.2	31.8	33.9	31.5
Dividend ratio	0.2	0.6		0.3
Combined ratio	88.3%	103.1%	94.4%	96.0%
Combined ratio excluding catastrophes and development	89.6%	92.8%	93.2%	91.6%

Rate	11%	9%	13%	10%
Renewal premium change	10	9	13	10
Retention	86	82	75	82
New business	$224	$412	$150	$786

Six Months Ended June 30, 2020

Gross written premiums	$3,476	$2,188	$584	$6,248
Gross written premiums excluding third party captives	1,552	2,103	584	4,239
Net written premiums	1,436	1,899	458	3,793
Net earned premiums	1,390	1,613	463	3,466
Net investment income	189	203	29	421
Core income (loss)	186	72	(12)	246

Other performance metrics:
Loss ratio excluding catastrophes and development	59.7%	59.7%	60.1%	59.8%
Effect of catastrophe impacts	8.2	12.8	11.9	10.9
Effect of development-related items	(2.3)	(0.1)	(0.7)	(1.1)
Loss ratio	65.6%	72.4%	71.3%	69.6%
Expense ratio	32.1	33.6	36.1	33.2
Dividend ratio	0.2	0.6		0.4
Combined ratio	97.9%	106.6%	107.4%	103.2%
Combined ratio excluding catastrophes and development	92.0%	93.9%	96.2%	93.4%

Rate	11%	9%	12%	10%
Renewal premium change	12	9	9	10
Retention	85	85	72	82
New business	$170	$396	$130	$696

Three Months Ended June 30, 2021 Compared to the Comparable 2020 Period

Gross written premiums, excluding third party captives, for Specialty increased $86 million for the three months ended June 30, 2021 as compared with the comparable 2020 period driven by higher new business and strong rate. Net written premiums for Specialty increased $44 million for the three months ended June 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended June 30, 2021 was consistent with the trend in net written premiums for Specialty.

Index
Gross written premiums for Commercial increased $35 million for the three months ended June 30, 2021 as compared with the comparable 2020 period driven by new business and rate. Net written premiums for Commercial decreased $118 million for the three months ended June 30, 2021 as compared with the comparable 2020 period driven by the impact of the June 1, 2021 written premium catch-up resulting from the addition of the quota share treaty to the property reinsurance program. For further discussion of the reinsurance programs, see the Catastrophes and Related Reinsurance section of this MD&A. Excluding the impact of the June 1, 2021 written premium catch-up, net written premiums decreased $6 million for the three months ended June 30, 2021 as compared with the comparable 2020 period. Written premiums were also impacted by lower levels of retention and new business during the period related to the network disruption and impact to certain of CNA’s systems from the March 2021 cybersecurity attack. Net earned premiums for Commercial increased $86 million for the three months ended June 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended June 30, 2021 was partially impacted by a reduction in estimated audit premiums related to COVID-19 in the second quarter of 2020 for Commercial.

Gross written premiums for International increased $62 million for the three months ended June 30, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $37 million driven by higher new business and rate. Net written premiums for International increased $53 million for the three months ended June 30, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $31 million for the three months ended June 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended June 30, 2021 was consistent with the trend in net written premiums for International.

Total core income increased $226 million for the three months ended June 30, 2021 as compared with the comparable 2020 period primarily due to lower net catastrophe losses and improved non-catastrophe current accident year underwriting results.

Total net catastrophe losses were $54 million for the three months ended June 30, 2021 as compared with $301 million in the comparable 2020 period. For the three months ended June 30, 2021 and 2020, Specialty had net catastrophe losses of $1 million and $105 million, Commercial had net catastrophe losses of $51 million and $151 million and International had net catastrophe losses of $2 million and $45 million.

Favorable net prior year loss reserve development of $11 million and $28 million was recorded for the three months ended June 30, 2021 and 2020. For the three months ended June 30, 2021 and 2020, Specialty recorded favorable net prior year loss reserve development of $10 million and $20 million, Commercial recorded no net prior year loss reserve development and favorable net prior year loss reserve development of $5 million and International recorded favorable net prior year loss reserve development of $1 million and $3 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 16.3 points for the three months ended June 30, 2021 as compared with the comparable 2020 period due to a 14.3 point improvement in the loss ratio and a 2.0 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses, which had a minimal impact on the loss ratio for the three months ended June 30, 2021 as compared with being 15.0 points of the loss ratio for the comparable 2020 period, and improved non-catastrophe current accident year underwriting results. The improvement in the expense ratio was driven by a favorable acquisition ratio and higher net earned premiums.

Commercial’s combined ratio improved 12.3 points for the three months ended June 30, 2021 as compared with the comparable 2020 period. The loss ratio improved 10.7 points driven by lower net catastrophe losses, which were 5.8 points of the loss ratio for the three months ended June 30, 2021 as compared with 19.0 points of the loss ratio in the comparable 2020 period. The combined ratio excluding catastrophes and development improved 0.2 points for the three months ended June 30, 2021 as compared with the comparable 2020 period, reflecting a 1.6 point improvement in the expense ratio largely offset by a 1.4 point increase in the loss ratio excluding catastrophes and development. The improvement in the expense ratio was primarily due to higher net earned premiums. The increase in the loss ratio excluding catastrophes and development was driven by lower loss frequency as a result of shelter in place restrictions in the second quarter of 2020.

Index
International’s combined ratio improved 22.3 points for the three months ended June 30, 2021 as compared with the comparable 2020 period due to a 19.1 point improvement in the loss ratio and a 3.2 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses, which were 0.8 points of the loss ratio for the three months ended June 30, 2021 as compared with 19.9 points of the loss ratio in the comparable 2020 period, and improved non-catastrophe current accident year underwriting results. The improvement in the expense ratio was driven by higher net earned premiums and lower acquisition costs.

Six Months Ended June 30, 2021 Compared to the Comparable 2020 Period

Gross written premiums, excluding third party captives, for Specialty increased $161 million for the six months ended June 30, 2021 as compared with the comparable 2020 period driven by higher new business and strong rate. Net written premiums for Specialty increased $92 million for the six months ended June 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the six months ended June 30, 2021 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $86 million for the six months ended June 30, 2021 as compared with the comparable 2020 period driven by higher new business and rate. Net written premiums for Commercial decreased $108 million for the six months ended June 30, 2021 as compared with the comparable 2020 period driven by the impact of the June 1, 2021 written premium catch-up resulting from the addition of the quota share treaty to the property reinsurance program. Excluding the impact of the June 1, 2021 written premium catch-up, net written premiums increased $4 million for the six months ended June 30, 2021 as compared with the comparable 2020 period. Net earned premiums for Commercial increased $123 million for the six months ended June 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the six months ended June 30, 2021 was partially impacted by a reduction in estimated audit premiums related to COVID-19 in the second quarter of 2020 for Commercial.

Gross written premiums for International increased $98 million for the six months ended June 30, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $57 million driven by higher new business and rate. Net written premiums for International increased $69 million for the six months ended June 30, 2021 as compared with the comparable 2020 period. Excluding the effects of foreign currency exchange rates, net written premiums increased $34 million for the six months ended June 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the six months ended June 30, 2021 was consistent with the trend in net written premiums for International.

Total core income increased $368 million for the six months ended June 30, 2021 as compared with the comparable 2020 period primarily due to improved current accident year underwriting results and higher net investment income driven by limited partnership and common stock returns.

Total net catastrophe losses were $179 million for the six months ended June 30, 2021 as compared with $376 million in the comparable 2020 period. For the six months ended June 30, 2021 and 2020, Specialty had net catastrophe losses of $6 million and $113 million, Commercial had net catastrophe losses of $166 million and $208 million and International had net catastrophe losses of $7 million and $55 million.

Favorable net prior year loss reserve development of $26 million and $43 million was recorded for the six months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, Specialty recorded favorable net prior year loss reserve development of $25 million and $31 million, Commercial recorded no net prior year loss reserve development and favorable net prior loss reserve development of $9 million and International recorded favorable net prior year loss reserve development of $1 million and $3 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Specialty’s combined ratio improved 9.6 points for the six months ended June 30, 2021 as compared with the comparable 2020 period due to a 7.7 point improvement in the loss ratio and a 1.9 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower net catastrophe losses, which were 0.3 points of the loss ratio for the six months ended June 30, 2021 as compared with 8.2 points of the loss ratio in the comparable 2020 period, and improved non-catastrophe current accident year underwriting results. The improvement in the expense ratio was driven by higher net earned premiums and a favorable acquisition ratio.

Index
Commercial’s combined ratio improved 3.5 points for the six months ended June 30, 2021 as compared to the comparable 2020 period due to a 1.8 point improvement in the expense ratio and a 1.7 point improvement in the loss ratio. The improvement in the expense ratio was primarily due to higher net earned premiums and a favorable acquisition ratio. The improvement in the loss ratio was driven by lower net catastrophe losses, which were 9.6 points of the loss ratio for the six months ended June 30, 2021 as compared with 12.8 points of the loss ratio in the comparable 2020 period.

International’s combined ratio improved 13.0 points for the six months ended June 30, 2021 as compared with the comparable 2020 period due to a 10.8 point improvement in the loss ratio and a 2.2 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses, which were 1.4 points of the loss ratio for the six months ended June 30, 2021 as compared with 11.9 points of the loss ratio in the comparable 2020 period, and improved non-catastrophe current accident year underwriting results. The improvement in the expense ratio was driven by lower acquisition costs and higher net earned premiums.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions)

Net earned premiums	$126	$126	$246	$253
Net investment income	269	226	494	442
Core loss	(10)	(26)	(10)	(39)

Three Months Ended June 30, 2021 Compared to the Comparable 2020 Period

Core results improved $16 million for the three months ended June 30, 2021 as compared with the comparable 2020 period due to higher net investment income, driven by returns in the limited partnership portfolio, and better than expected morbidity in the long term care business, partially offset by unfavorable persistency in the long term care business. Core results for the three months ended June 30, 2021 also include unfavorable net prior year loss reserve development related to legacy mass tort exposures of $40 million compared with $50 million in the comparable 2020 period. Net prior year loss reserve development is further discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Core results for the three months ended June 30, 2021 also include additional expenses related to the March 2021 cybersecurity attack.

Six Months Ended June 30, 2021 Compared to the Comparable 2020 Period

Core results improved $29 million for the six months ended June 30, 2021 as compared with the comparable 2020 period, due to higher net investment income, driven by returns in the limited partnership portfolio, better than expected morbidity in the long term care business and lower unfavorable net prior year loss reserve development on legacy mass tort exposures. These improvements were partially offset by unfavorable persistency in the long term care business, lower amortization of the deferred gain related to the A&EP Loss Portfolio Transfer (“LPT”) and the recognition of a $12 million loss resulting from legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”) in the 2021 period. For further information on the A&EP LPT, EWC LPT and net prior year loss reserve development see Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Core results for the six months ended June 30, 2021 also include additional expenses related to the March 2021 cybersecurity attack.

Index
Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions)

Core income (loss):
Property & Casualty Operations	$351	$125	$614	$246
Other Insurance Operations	(10)	(26)	(10)	(39)
Total core income	341	99	604	207
Investment gains (losses)	27	53	76	(117)
Consolidating adjustments including noncontrolling interests	(38)	(17)	(71)	(10)
Net income attributable to Loews Corporation	$330	$135	$609	$80

Boardwalk Pipelines

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

The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2021 and 2020 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions)

Revenues:
Operating revenues and other	$312	$296	$684	$637
Total	312	296	684	637
Expenses:
Operating and other	209	210	426	421
Interest	40	41	81	83
Total	249	251	507	504
Income before income tax	63	45	177	133
Income tax expense	(16)	(11)	(45)	(34)
Net income attributable to Loews Corporation	$47	$34	$132	$99

Three Months Ended June 30, 2021 Compared to the Comparable 2020 Period

Total revenues increased $16 million for the three months ended June 30, 2021 as compared with the comparable 2020 period primarily driven by revenues from recently completed growth projects.

Operating and interest expenses were essentially flat for the three months ended June 30, 2021 as compared with the comparable 2020 period.

Index
Six Months Ended June 30, 2021 Compared to the Comparable 2020 Period

Total revenues increased $47 million for the six months ended June 30, 2021 as compared with the comparable 2020 period. Including fuel and transportation expense, net operating revenues increased $44 million primarily driven by recently completed growth projects and higher system utilization from colder winter weather experienced during the first quarter of 2021, partially offset by higher fuel and transportation expense.

Operating expenses increased $5 million for the six months ended June 30, 2021 as compared with the comparable 2020 period. Excluding fuel and transportation expense which was offset with operating revenues, operating expenses increased $2 million, primarily due to an increased asset base from recently completed growth projects.

Interest expense decreased $2 million for the six months ended June 30, 2021 as compared with the comparable 2020 period primarily due to lower average interest rates and lower average outstanding long term debt balances.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and six months ended June 30, 2021 and 2020 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions)

Revenues:
Operating revenue	$76	$9	$115	$118
Gain on sale of hotel		13		13
Revenues related to reimbursable expenses	22	12	40	45
Total	98	34	155	176
Expenses:
Operating and other:
Operating	80	50	138	166
Asset impairments		20		20
Reimbursable expenses	22	12	40	45
Depreciation	16	16	32	30
Equity (income) loss from joint ventures	(3)	25	9	29
Interest	9	8	17	16
Total	124	131	236	306
Loss before income tax	(26)	(97)	(81)	(130)
Income tax benefit	5	25	17	33
Net loss attributable to Loews Corporation	$(21)	$(72)	$(64)	$(97)

Loews Hotels & Co’s results have been significantly impacted by the COVID-19 pandemic. By April 2020, most hotel properties owned and/or operated by Loews Hotels & Co had temporarily suspended operations. These hotel properties gradually resumed operations at various times and all hotels have resumed operations by June 30, 2021. During 2021, occupancy restrictions due to social distancing have lessened and occupancy rates have gradually improved since the second quarter of 2020, with hotel properties located in resort destinations improving faster than hotel properties located in urban centers. However total occupancy levels for Loews Hotels & Co’s hotel properties have not yet reached pre-pandemic levels.

The resumption of operations and associated occupancy improvement have resulted in the increase in operating revenues of $67 million and the increase in operating expenses of $30 million for the three months ended June 30, 2021 as compared with the comparable 2020 period, when operations were significantly impacted by the pandemic. Pre-pandemic operating results prior to mid-March 2020 and the impact of measures to adjust the operating cost structure of each hotel during the COVID-19 pandemic while hotel operations were suspended drove the decrease in operating revenues of $3 million and the decrease in operating expenses of $28 million for the six months ended June 30, 2021 as compared with the comparable 2020 period.

Index
Equity (income) loss from joint ventures improved $28 million and $20 million for the three and six months ended June 30, 2021 as compared with the comparable 2020 periods driven by the resumption of operations and associated occupancy improvement at all joint venture hotels. All eight Universal Orlando hotel properties were open and operational for the first time by June 30, 2021. In addition, pre-opening costs included in equity (income) loss from joint ventures decreased $2 million and $7 million for the three and six months ended June 30, 2021 as compared with the comparable 2020 periods.

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

Corporate

Corporate operations consist primarily of investment income, interest expense and administrative costs at the Parent Company. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio held at the Parent Company. Corporate also includes the operating results of Altium Packaging through March 31, 2021 and the equity loss related to the Parent Company’s equity method investment in Altium Packaging beginning on April 1, 2021, as a result of the sale of 47% of the Parent Company’s interest in Altium Packaging and the resulting deconsolidation. See Note 2 for more information.

The following table summarizes the results of operations for Corporate for the three and six months ended June 30, 2021 and 2020 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions)

Revenues:
Net investment income (loss)	$24	$110	$70	$(56)
Investment gains (losses)	540	(1,211)	540	(1,211)
Operating revenues and other		244	281	501
Total	564	(857)	891	(766)
Expenses:
Operating and other	30	260	338	528
Interest	22	32	70	63
Total	52	292	408	591
Income (loss) before income tax	512	(1,149)	483	(1,357)
Income tax (expense) benefit	(114)	241	(145)	284
Net income (loss) attributable to Loews Corporation	$398	$(908)	$338	$(1,073)
Net investment income for the Parent Company decreased $86 million for the three months ended June 30, 2021 as compared with the comparable 2020 period, primarily due to lower results from equity based investments in the Parent Company trading portfolio. Net investment income for the Parent Company for the six months ended June 30, 2021 was $70 million as compared with a loss of $56 million for the comparable 2020 period, primarily due to improved results from equity based investments in the Parent Company trading portfolio.

Investment gains of $540 million for the three and six months ended June 30, 2021 were primarily due to a gain of $555 million ($438 million after tax) on the sale of 47% of Altium Packaging. Investment loss of $1.2 billion ($957 million after tax) for the three and six months ended June 30, 2020 was due to the loss recognized upon deconsolidation of Diamond Offshore as a result of its Chapter 11 Filing.

Operating revenues and other include Altium Packaging revenues of $280 million for 2021, prior to its deconsolidation on April 1, 2021, and $244 million and $500 million for the three and six months ended June 30, 2020.

Index
Operating and other expenses decreased by $230 million and $190 million for the three and six months ended June 30, 2021 as compared with the comparable 2020 periods primarily due to the deconsolidation of Altium Packaging as the three and six months ended June 30, 2020 included $236 million and $482 million of Operating and other expenses for Altium Packaging. Operating and other expenses also include legal and administrative costs at the Parent Company. In addition, pursuant to the deconsolidation of Altium Packaging, the related equity loss for the three months ended June 30, 2021 related to the Parent Company’s investment in Altium Packaging is included in Operating and other expenses.

Interest expenses decreased $10 million for the three months ended June 30, 2021 as compared with the comparable 2020 period primarily due to the deconsolidation of Altium Packaging as the three months ended June 30, 2020 included $11 million of interest expense for Altium packaging. Interest expenses increased $7 million for the six months ended June 30, 2021 as compared with the comparable 2020 period primarily due to the May of 2020 issuance of the Parent Company’s $500 million 3.2% senior notes and a charge of approximately $14 million to write off debt issuance costs for the early retirement of debt at Altium Packaging in the first quarter of 2021, partially offset by the deconsolidation of Altium Packaging as of April 1, 2021.

Income tax expense was $114 million and $145 million for the three and six months ended June 30, 2021 as compared with an income tax benefit of $241 million and $284 million for the comparable 2020 periods. The income tax expense for the three and six months ended June 30, 2021 is primarily due to the recognition of $117 million of taxes on the investment gain related to the sale of 47% of Altium Packaging. The income tax expense for the six months ended June 30, 2021 also includes the recognition of a $40 million deferred tax liability resulting from the asset held for sale designation of Altium Packaging in the first quarter of 2021. The income tax benefit for the three and six months ended June 30, 2020 is primarily due to the recognition of taxes on the investment loss related to the deconsolidation of Diamond Offshore.

Diamond Offshore

Amounts presented for Diamond Offshore for the three and six months ended June 30, 2020 reflect the periods prior to its deconsolidation in the second quarter of 2020. Contract drilling revenues were $69 million and $287 million for the three and six months ended June 30, 2020 and Contract drilling expenses were $69 million and $254 million for the three and six months ended June 30, 2020. Operating and other expenses for the six months ended June 30, 2020 included an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) recognized in the first quarter of 2020. For more information on the deconsolidation of Diamond Offshore see Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.9 billion at June 30, 2021 as compared to $3.5 billion at December 31, 2020. During the six months ended June 30, 2021, we received $367 million in dividends from CNA, including a special dividend of $182 million. We also received a $199 million dividend from Altium Packaging in February of 2021. Cash outflows during the six months ended June 30, 2021 included the payment of $484 million to fund treasury stock purchases, $33 million of cash dividends to our shareholders and $32 million of cash contributions to Loews Hotels & Co. On April 1, 2021, Loews Corporation sold its 47% interest in Altium Packaging to GIC and received $420 million in cash consideration. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective Registration Statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries’ outstanding common stock in the open market or otherwise. During the six months ended June 30, 2021, we purchased 9.5 million shares of Loews Corporation common stock. As of July 30, 2021, we had purchased an additional 2.6 million shares of Loews Corporation common stock in 2021 at an aggregate cost of $140 million. As of July 30, 2021, there were 257,273,034 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Index
Subsidiaries

CNA’s cash provided by operating activities was $685 million for the six months ended June 30, 2021 and $650 million for the comparable 2020 period. The increase in cash provided by operating activities was driven by lower net claim payments and an increase in premiums collected, largely offset by the payment of the EWC LPT premium. For further information on the EWC LPT see Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA paid cash dividends of $1.51 per share on its common stock, including a special cash dividend of $0.75 per share, during the six months ended June 30, 2021. On July 30, 2021, CNA’s Board of Directors declared a quarterly cash dividend of $0.38 per share, payable September 2, 2021 to shareholders of record on August 16, 2021. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2021, CCC was in a positive earned surplus position. CCC paid dividends of $480 million and $815 million during the six months ended June 30, 2021 and 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $26 million for the six months ended June 30, 2021 as compared to the comparable 2020 period, primarily due to the change in net income.

For the six months ended June 30, 2021 and 2020, Boardwalk Pipelines’ capital expenditures were $138 million and $246 million, consisting primarily of a combination of growth and maintenance capital.

In May of 2021, Boardwalk Pipelines entered into an amended revolving credit agreement to decrease the borrowing capacity from $1.5 billion to $1.0 billion and extend the maturity date to May 27, 2026, although the maturity date may be further extended for two one-year extensions at Boardwalk Pipelines’ election. As of June 30, 2021, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility.

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

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contain a variety of financial and operational covenants. As a result of the impacts of COVID-19, Loews Hotels & Co has proactively requested certain lenders, where applicable, to (1) temporarily waive certain covenants to avoid an event of default and/or further restriction of the hotel’s cash balances through the establishment of lockboxes and other measures; (2) temporarily allow funds previously restricted directly or indirectly under the hotel’s underlying loan agreement for the renewal, replacement and addition of building improvements, furniture and fixtures to be used instead for hotel operations and maintenance; and/or (3) defer certain interest and/or principal payments while the hotels operations were temporarily suspended or significantly impacted by a decline in occupancy. Loews Hotels & Co also continues to work with lenders on loans that are being reviewed for extension. These discussions with lenders are ongoing and may require Loews Hotels & Co to make principal paydowns or provide guaranties of a subsidiary’s debt to otherwise avoid an event of default. Through the date of this Report, Loews Hotels & Co is not in default on any of its loans.

Loews Hotels & Co received capital contributions of $32 million from Loews Corporation during the six months ended June 30, 2021. Additional funding from Loews Corporation during the remainder of 2021 may be needed and will depend on numerous factors, including how quickly properties are able to return to sustainable operating levels as well as any strategically aligned development opportunities.

Index
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

Credit exposure associated with non-performance by counterparties to derivative instruments is generally limited to the uncollateralized change in fair value of the derivative instruments recognized in the Consolidated Condensed Balance Sheets. The risk of non-performance is mitigated by monitoring the creditworthiness of counterparties and diversifying derivatives by using multiple counterparties. Collateral is occasionally required from derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions)

Fixed income securities:
Taxable fixed income securities	$356	$360	$715	$731
Tax-exempt fixed income securities	79	80	159	158
Total fixed income securities	435	440	874	889
Limited partnership and common stock investments	156	84	217	(41)
Other, net of investment expense		10	4	15
Net investment income	$591	$534	$1,095	$863

Effective income yield for the fixed income securities portfolio	4.3%	4.6%	4.4%	4.6%
Limited partnership and common stock return	8.3%	5.0%	12.1%	(2.3)%

CNA’s net investment income for the three and six months ended June 30, 2021 increased $57 million and $232 million as compared with the comparable 2020 periods, driven by limited partnership and common stock returns.

Index
Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$43	$(40)	$79	$(119)
States, municipalities and political subdivisions		33	(1)	33
Asset-backed	(12)	24	(9)	28
Total fixed maturity securities	31	17	69	(58)
Non-redeemable preferred stock	17	63	19	(70)
Short term and other	(10)	(11)	7	(19)
Total investment gains (losses)	38	69	95	(147)
Income tax (expense) benefit	(11)	(16)	(19)	30
Amounts attributable to noncontrolling interests	(3)	(6)	(8)	12
Investment gains (losses) attributable to Loews Corporation	$24	$47	$68	$(105)

CNA’s investment gains (losses) decreased $31 million for the three months ended June 30, 2021 as compared with the comparable 2020 period driven by the less favorable change in fair value of non-redeemable preferred stock partially offset by lower impairment losses.

CNA’s investment gains (losses) increased $242 million for the six months ended June 30, 2021 as compared with the comparable 2020 period driven by lower impairment losses and the favorable change in fair value of non-redeemable preferred stock.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	June 30, 2021		December 31, 2020
		Net		Net
		Unrealized		Unrealized
	Estimated	Gains	Estimated	Gains
	Fair Value	(Losses)	Fair Value	(Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$3,162	$59	$3,672	$117
AAA	3,866	408	3,627	454
AA	7,458	920	7,159	1,012
A	9,440	1,219	9,543	1,390
BBB	18,558	2,376	18,007	2,596
Non-investment grade	2,426	147	2,623	149
Total	$44,910	$5,129	$44,631	$5,718

As of June 30, 2021 and December 31, 2020, 2% and 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.8 billion of pre-refunded municipal bonds as of June 30, 2021 and December 31, 2020.

Index
The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

		Gross
	Estimated	Unrealized
June 30, 2021	Fair Value	Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$937	$15
AAA	171	1
AA	291	6
A	726	14
BBB	685	22
Non-investment grade	327	12
Total	$3,137	$70

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

		Gross
	Estimated	Unrealized
June 30, 2021	Fair Value	Losses
(In millions)

Due in one year or less	$151	$5
Due after one year through five years	515	17
Due after five years through ten years	1,800	30
Due after ten years	671	18
Total	$3,137	$70

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

	June 30, 2021		December 31, 2020
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$18,551	9.3	$18,518	9.2
Other investments	28,540	4.9	28,839	4.5
Total	$47,091	6.6	$47,357	6.3

Index
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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	June 30,	December 31,
	2021	2020
(In millions)

Short term investments:
U.S. Treasury securities	$1,228	$1,702
Other	237	205
Total short term investments	$1,465	$1,907

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

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other of our and our subsidiaries SEC filings and periodic press releases and certain oral statements made by us and our subsidiaries and our and their officials during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part II, Item 1A, Risk Factors in this Report, Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Index
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of June 30, 2021. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 9 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, cash flows, financial condition, or equity of one or more of our subsidiaries. Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 include detailed discussions of certain risk factors facing the company. Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation (“CNA”)

Any significant interruption in the operation of CNA’s business functions, facilities and systems or its vendors’ facilities and systems could result in a materially adverse effect on its operations.

CNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted manner, through its employees or vendor relationships, necessary business functions, such as internet support and 24-hour call centers, processing new and renewal business and processing and paying claims and other obligations.

Index
CNA’s, or its vendors’, facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of CNA’s data processing and storage systems or the systems of third-party vendors, or unavailability of communications facilities. An interruption of CNA’s system availability occurred in March of 2021 as a result of a cybersecurity attack sustained by CNA. Please refer to the immediately following risk factor for further information regarding this incident. Likewise, CNA could experience a significant failure, interruption or corruption of one or more of its vendors’ information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded. The shut-down or unavailability of one or more of CNA’s or its vendors’ systems or facilities for these and other reasons could significantly impair CNA’s ability to perform critical business functions on a timely basis.

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

The foregoing risks could also expose CNA to monetary and reputational damages. Potential exposures resulting from the March 2021 cybersecurity attack, described in the immediately following risk factor, as well as any future incidents may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, with those costs potentially not recoverable under relevant insurance coverage. If CNA’s business continuity plans or system security do not sufficiently address these risks, they could have a material adverse effect on CNA’s business, results of operations and financial condition.

Based on the information currently known, CNA does not believe that the March 2021 cybersecurity attack will have a material impact on its business, results of operations or financial condition, but no assurances can be given as it continues to assess the full impact from the incident, including costs, expenses and insurance coverage. CNA may also be subject to future incidents that could have a material adverse effect on its business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to its reputation.

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

CNA sustained a sophisticated cybersecurity attack in March of 2021 involving ransomware that caused a network disruption and impacted certain of its systems. Upon detection, CNA undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement and key regulators. CNA restored network systems and resumed normal operations. CNA is continuing to assess all actions that it will take to improve its existing systems.

Index
CNA’s investigation revealed that an unauthorized third party copied some personal information relating to certain current and former employees, contractor workers and their dependents and certain other persons, including some policyholders. In July of 2021, CNA provided notifications to the impacted individuals and to regulators, in accordance with applicable law. Although CNA currently has no indication that the impacted data has been misused, or that CNA or its policyholder data was specifically targeted by the unauthorized third party, it may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data, whether or not such data is misused. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding its business or policyholders could cause harm to CNA’s reputation and result in the loss of business with existing or potential customers, which could adversely impact its business, results of operations and financial condition.

Although CNA maintains cybersecurity insurance coverage insuring against costs resulting from cyber attacks (including the March 2021 attack), it is possible losses may exceed the amount available under CNA’s coverage and/or its coverage policy may not cover all losses. Costs and expenses incurred and likely to be incurred by CNA in connection with the March 2021 attack include both direct and indirect costs and not all may be covered by its insurance coverage. In addition, potential disputes with its insurers about the availability of insurance coverage for claims relating to the March 2021 attack or any future incident could occur. Further, both as a result of the March 2021 attack and industry trends generally, the replenishment of CNA’s current policy through the end of the term, as well as future cybersecurity insurance coverage beyond the current term, may be difficult to obtain and will likely only be available at significantly higher cost.

Based on the information currently known, CNA does not believe that the March 2021 cybersecurity attack will have a material impact on its business, results of operations or financial condition, but no assurances can be given as it continues to assess the full impact from the incident, including costs, expenses and insurance coverage. CNA may also be subject to future incidents that could have a material adverse effect on its business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to CNA’s reputation.

Risks Related to Us and Our Subsidiaries Generally

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

Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including cyber attacks or other cyber incidents, storms and other natural disasters, terrorist attacks, fires, utility outages, theft, design defects, human error or complications encountered as existing systems are replaced or upgraded. Cyber attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals with a wide range of expertise and motives. The U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences, and hotel chains, among other consumer-facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Cyber attacks and cyber incidents take many forms, including cyber extortion, denial of service, social engineering, introduction of viruses or malware, exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement, theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. CNA was recently subjected to a cybersecurity incident. For additional information about this CNA incident see “Risks Related to Us and Our Subsidiary, CNA Financial Corporation” above under this Part II, Item 1A.

Index
As with other large companies, we and our subsidiaries have experienced cyber attacks and other cyber incidents and expect this to continue. If we and our subsidiaries do not allocate and effectively manage the resources necessary to continue to build and maintain our and their information technology security infrastructure, or if we fail to timely identify or appropriately respond to cyber attacks or other cyber incidents, then this may disrupt our and our subsidiaries’ operations, cause significant damage to our or their assets and surrounding areas, cause loss of life or serious bodily injury, impact our or their data framework or cause a failure to protect personal information of customers or employees.

The foregoing risks relating to disruption of service, interruption of operations and data loss could impact our and our subsidiaries’ ability to timely perform critical business functions, resulting in disruption or deterioration in our and our subsidiaries’ operations and business and expose us and our subsidiaries to significant financial losses and monetary and reputational damages. In addition, potential exposures include substantially increased compliance costs and required computer system upgrades and security related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations, both in the U.S. and foreign jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2021 -
April 30, 2021	599,068	$52.99	N/A	N/A

May 1, 2021 -
May 31, 2021	949,200	58.00	N/A	N/A

June 1, 2021 -
June 30, 2021	2,396,240	55.36	N/A	N/A

Index
Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 2, 2021	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)