Form 10-Q
period 2021-09-30
LOEWS CORP
filed 2021-11-01
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 253,684,412 shares of the registrant’s common stock outstanding.

Index
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2021	2020
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $40,342 and $38,963, less allowance for credit loss of $31 and $40	$45,069	$44,646
Equity securities, cost of $1,552 and $1,456	1,660	1,561
Limited partnership investments	1,996	1,798
Other invested assets, primarily mortgage loans, less allowance for credit loss of $26 and $26	1,140	1,165
Short term investments	4,178	4,674
Total investments	54,043	53,844
Cash	811	478
Receivables	9,187	7,833
Property, plant and equipment	9,878	10,451
Goodwill	349	785
Deferred non-insurance warranty acquisition expenses	3,418	3,068
Deferred acquisition costs of insurance subsidiaries	721	708
Other assets	3,319	3,069
Total assets	$81,726	$80,236

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$23,832	$22,706
Future policy benefits	13,198	13,318
Unearned premiums	5,577	5,119
Total insurance reserves	42,607	41,143
Payable to brokers	665	92
Short term debt	187	37
Long term debt	8,925	10,072
Deferred income taxes	1,089	1,065
Deferred non-insurance warranty revenue	4,443	4,023
Other liabilities	4,680	4,623
Total liabilities	62,596	61,055

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 269,574,153 and 269,360,973 shares	3	3
Additional paid-in capital	3,120	3,133
Retained earnings	15,336	14,150
Accumulated other comprehensive income	191	581
	18,650	17,867
Less treasury stock, at cost (15,807,106 and 150,000 shares)	(833)	(7)
Total shareholders’ equity	17,817	17,860
Noncontrolling interests	1,313	1,321
Total equity	19,130	19,181
Total liabilities and equity	$81,726	$80,236

See accompanying Notes to Consolidated Condensed Financial Statements.

Index
Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In millions, except per share data)

Revenues:
Insurance premiums	$2,059	$1,953	$6,056	$5,672
Net investment income	483	540	1,649	1,347
Investment gains (losses) (Note 2)	22	46	657	(1,312)
Non-insurance warranty revenue	357	317	1,054	926
Operating revenues and other	450	609	1,580	2,241
Total	3,371	3,465	10,996	8,874

Expenses:
Insurance claims and policyholders’ benefits	1,632	1,616	4,684	4,683
Amortization of deferred acquisition costs	368	360	1,084	1,046
Non-insurance warranty expense	330	293	973	859
Operating expenses and other	638	876	2,208	3,894
Interest	99	137	324	404
Total	3,067	3,282	9,273	10,886
Income (loss) before income tax	304	183	1,723	(2,012)
Income tax (expense) benefit	(58)	(21)	(391)	284
Net income (loss)	246	162	1,332	(1,728)
Amounts attributable to noncontrolling interests	(26)	(23)	(97)	400
Net income (loss) attributable to Loews Corporation	$220	$139	$1,235	$(1,328)

Basic net income (loss) per share	$0.86	$0.50	$4.71	$(4.70)

Diluted net income (loss) per share	$0.85	$0.50	$4.70	$(4.70)

Weighted average shares outstanding:
Shares of common stock	256.76	279.40	262.27	282.63
Dilutive potential shares of common stock	0.54	0.09	0.50
Total weighted average shares outstanding assuming dilution	257.30	279.49	262.77	282.63

See accompanying Notes to Consolidated Condensed Financial Statements.

Index
Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In millions)

Net income (loss)	$246	$162	$1,332	$(1,728)

Other comprehensive income (loss), after tax
Changes in:
Net unrealized gains (losses) on investments with an allowance for credit losses		6		(3)
Net unrealized gains (losses) on other investments	(138)	207	(465)	354
Total unrealized gains (losses) on investments	(138)	213	(465)	351
Unrealized gains (losses) on cash flow hedges	2	1	14	(18)
Pension and postretirement benefits	16	7	32	27
Foreign currency translation	(33)	38	(19)	(17)

Other comprehensive income (loss)	(153)	259	(438)	343

Comprehensive income (loss)	93	421	894	(1,385)

Amounts attributable to noncontrolling interests	(9)	(49)	(49)	363

Total comprehensive income (loss) attributable to Loews Corporation	$84	$372	$845	$(1,022)

See accompanying Notes to Consolidated Condensed Financial Statements.

Index
Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, July 1, 2020	$18,413	$3	$3,371	$14,316	$5	$(491)	$1,209
Net income	162			139			23
Other comprehensive income	259				233		26
Dividends paid ($0.0625 per share)	(27)			(17)			(10)
Purchases of Loews Corporation treasury stock	(195)					(195)
Stock-based compensation	8		8
Other	-			(1)		1
Balance, September 30, 2020	$18,620	$3	$3,379	$14,437	$238	$(685)	$1,248

Balance, July 1, 2021	$19,398	$3	$3,121	$15,132	$327	$(500)	$1,315
Net income	246			220			26
Other comprehensive loss	(153)				(136)		(17)
Dividends paid ($0.0625 per share)	(27)			(16)			(11)
Purchases of Loews Corporation treasury stock	(333)					(333)
Stock-based compensation	(2)		(2)
Other	1		1
Balance, September 30, 2021	$19,130	$3	$3,120	$15,336	$191	$(833)	$1,313

See accompanying Notes to Consolidated Condensed Financial Statements.

Index
Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
			Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2020, as reported	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811
Cumulative effect adjustment from change in accounting standards	(5)			(5)
Balance, January 1, 2020, as adjusted	21,925	3	3,374	15,818	(68)	(13)	2,811
Net loss	(1,728)			(1,328)			(400)
Other comprehensive income	343				306		37
Dividends paid ($0.1875 per share)	(141)			(53)			(88)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchases of Loews Corporation treasury stock	(673)					(673)
Purchases of subsidiary stock from noncontrolling interests	(37)		5				(42)
Stock-based compensation	17		(1)				18
Other	1		1			1	(1)
Balance, September 30, 2020	$18,620	$3	$3,379	$14,437	$238	$(685)	$1,248

Balance, January 1, 2021	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Net income	1,332			1,235			97
Other comprehensive loss	(438)				(390)		(48)
Dividends paid ($0.1875 per share)	(103)			(49)			(54)
Purchases of Loews Corporation treasury stock	(826)					(826)
Purchases of subsidiary stock from noncontrolling interests	(18)						(18)
Stock-based compensation	5		(11)				16
Other	(3)		(2)				(1)
Balance, September 30, 2021	$19,130	$3	$3,120	$15,336	$191	$(833)	$1,313

See accompanying Notes to Consolidated Condensed Financial Statements.

Index
Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2021	2020
(In millions)

Operating Activities:

Net income (loss)	$1,332	$(1,728)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net	(85)	2,503
Changes in operating assets and liabilities, net:
Receivables	(1,115)	(273)
Deferred acquisition costs	(15)	(36)
Insurance reserves	1,891	1,479
Other assets	(853)	(411)
Other liabilities	701	238
Trading securities	(180)	(481)
Net cash flow provided by operating activities	1,676	1,291

Investing Activities:

Purchases of fixed maturities	(7,127)	(8,466)
Proceeds from sales of fixed maturities	2,510	5,023
Proceeds from maturities of fixed maturities	3,360	2,706
Purchases of equity securities	(242)	(373)
Proceeds from sales of equity securities	237	275
Purchases of limited partnership investments	(281)	(144)
Proceeds from sales of limited partnership investments	239	305
Purchases of property, plant and equipment	(327)	(584)
Dispositions	52	47
Sale of interest in Altium Packaging	417
Deconsolidation of Diamond Offshore		(483)
Change in short term investments	725	706
Other, net	13	(120)
Net cash flow used by investing activities	(424)	(1,108)

Financing Activities:

Dividends paid	(49)	(53)
Dividends paid to noncontrolling interests	(54)	(88)
Purchases of Loews Corporation treasury stock	(825)	(678)
Purchases of subsidiary stock from noncontrolling interests	(18)	(37)
Principal payments on debt	(1,154)	(1,157)
Issuance of debt	1,199	2,393
Other, net	(12)	(13)
Net cash flow (used) provided by financing activities	(913)	367

Effect of foreign exchange rate on cash	(6)

Net change in cash	333	550
Cash, beginning of period	478	336
Cash, end of period	$811	$886

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

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2021 and December 31, 2020, results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Net income (loss) for the third quarter and first nine months of each of the years is not necessarily indicative of net income (loss) for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2021, there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

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

2.  Significant Transactions

Altium Packaging

On April 1, 2021, Loews Corporation sold 47% of its interest in Altium Packaging to GIC, Singapore’s sovereign wealth fund, for $420 million in cash consideration. Loews Corporation shares certain participating rights with GIC related to capital allocation and other decisions by Altium Packaging. Therefore, in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Altium Packaging was deconsolidated from Loews Corporation’s consolidated financial statements effective as of April 1, 2021. Effective April 1, 2021, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with the investment reported in Other assets on the Consolidated Condensed Balance Sheets and equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations.

Index
The transaction resulted in a gain of $555 million ($438 million after tax) for the nine months ended September 30, 2021, which is recorded in Investment gains (losses) on the Consolidated Condensed Statement of Operations. Loews Corporation’s retained investment in Altium Packaging was recorded at an estimated fair value of $473 million. The difference between the fair value of Loews Corporation’s investment in Altium Packaging and Loews Corporation’s 53% share of the carrying value of Altium Packaging’s net assets was attributed to definite lived intangible assets and goodwill. The amortization of the amounts attributed to definite lived intangible assets will be recognized as a component of equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations. The assets and liabilities deconsolidated from the Consolidated Condensed Balance Sheets were property, plant and equipment of $490 million, goodwill of $436 million, intangible assets of $488 million, other assets of approximately $370 million, long term debt of $1.1 billion and other liabilities of approximately $380 million.

Diamond Offshore

As a result of the April 26, 2020 (“the Filing Date”) bankruptcy filing of Diamond Offshore Drilling, Inc. (“Diamond Offshore”) and certain of its subsidiaries and applicable accounting principles generally accepted in the United States of America (“GAAP”), Diamond Offshore was deconsolidated from Loews Corporation’s consolidated financial statements in the second quarter of 2020. Through the Filing Date, Diamond Offshore’s results were included in Loews Corporation’s consolidated financial statements and Loews Corporation recognized in its earnings its proportionate share of Diamond Offshore’s losses through such date. The deconsolidation resulted in the recognition of a loss of $1.2 billion ($957 million after tax) during the nine months ended September 30, 2020, which is reported within Investment gains (losses) on the Consolidated Condensed Statements of Operations. During the nine months ended September 30, 2020, Diamond Offshore also recorded an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests), which is reported within Operating expenses and other on the Consolidated Condensed Statements of Operations. For additional information regarding the deconsolidation of Diamond Offshore and the Diamond Offshore asset impairments, see Notes 2 and 6 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3. Investments

Net investment income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In millions)

Fixed maturity securities	$425	$432	$1,278	$1,300
Limited partnership investments	89	71	285	26
Short term investments	1	2	1	11
Equity securities	4	18	53	24
Income (loss) from trading portfolio (a)	(30)	22	46
Other	12	14	42	44
Total investment income	501	559	1,705	1,405
Investment expenses	(18)	(19)	(56)	(58)
Net investment income	$483	$540	$1,649	$1,347

(a)
Net investment income recognized due to the change in fair value on securities still held as of September 30, 2021 and 2020 was $(55) and $11 for the three months ended September 30, 2021 and 2020 and $(9) and $13 for the nine months ended September 30, 2021 and 2020.

Index
Investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In millions)

Fixed maturity securities:
Gross gains	$50	$44	$159	$175
Gross losses	(28)	(18)	(68)	(207)
Investment gains (losses) on fixed maturity securities	22	26	91	(32)
Equity securities	(2)	25	17	(45)
Derivative instruments	2	(2)	7	(7)
Short term investments and other		(3)	2	(17)
Altium Packaging (see Note 2)			555
Diamond Offshore (see Note 2)			(15)	(1,211)
Investment gains (losses) (a)	$22	$46	$657	$(1,312)

(a)
During the three and nine months ended September 30, 2021, $2 of investment losses and $15 of investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2021. During the three and nine months ended September 30, 2020, $25 of investment gains and $44 of investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2020.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $387 million, $371 million and $390 million as of September 30, 2021, December 31, 2020 and September 30, 2020 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

	Corporate and	Asset-
Three months ended September 30, 2021	Other Bonds	backed	Total
(In millions)

Allowance for credit losses:
Balance as of July 1, 2021	$24	$21	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)
Write-offs charged against the allowance	16		16

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period
Total allowance for credit losses	$10	$21	$31

Three months ended September 30, 2020

Allowance for credit losses:
Balance as of July 1, 2020	$39	$12	$51
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4		4
Available-for-sale securities accounted for as PCD assets	1		1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	9		9
Write-offs charged against the allowance

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(1)	1
Total allowance for credit losses	$34	$13	$47

Index
	Corporate and	Asset-
Nine months ended September 30, 2021	Other Bonds	backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14		14
Available-for-sale securities accounted for as PCD assets	4	4	8

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis
Write-offs charged against the allowance	16		16

Additional increases or (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(9)		(9)
Total allowance for credit losses	$10	$21	$31

Nine months ended September 30, 2020

Allowance for credit losses:
Balance as of January 1, 2020	$-	$-	$-
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6		6
Securities for which credit losses were not previously recorded	62	12	74
Available-for-sale securities accounted for as PCD assets	3		3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	15		15
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1
Write-offs charged against the allowance

Additional increases or (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(21)	1	(20)
Total allowance for credit losses	$34	$13	$47

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds		$4	$5	$94
Asset-backed	$11	1	11	14
Impairment losses recognized in earnings	$11	$5	$16	$108

There were $3 million and $16 million of losses on mortgage loans recognized during the three and nine months ended September 30, 2020 primarily due to changes in expected credit losses. There were no losses recognized on mortgage loans during the three and nine months ended September 30, 2021.

Index
The amortized cost and fair values of fixed maturity securities are as follows:

	Cost or	Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Estimated
September 30, 2021	Cost	Gains	Losses	Losses	Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$21,608	$2,967	$42	$10	$24,523
States, municipalities and political subdivisions	10,384	1,610	15		11,979
Asset-backed:
Residential mortgage-backed	3,176	89	6		3,259
Commercial mortgage-backed	2,064	85	16	17	2,116
Other asset-backed	2,429	76	4	4	2,497
Total asset-backed	7,669	250	26	21	7,872
U.S. Treasury and obligations of government-sponsored enterprises	139	1	4		136
Foreign government	521	19	2		538
Redeemable preferred stock	12				12
Fixed maturities available-for-sale	40,333	4,847	89	31	45,060
Fixed maturities trading	9				9
Total fixed maturity securities	$40,342	$4,847	$89	$31	$45,069

December 31, 2020

Fixed maturity securities:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863			11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1		3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9		2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government-sponsored enterprises	339	2	3		338
Foreign government	512	32			544
Fixed maturities available-for-sale	38,926	5,795	77	40	44,604
Fixed maturities trading	37	5			42
Total fixed maturity securities	$38,963	$5,800	$77	$40	$44,646

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”). As of September 30, 2021 and December 31, 2020, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2.2 billion and $2.5 billion (after tax and noncontrolling interests).

Index
The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than		12 Months
	12 Months		or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$1,853	$37	$88	$5	$1,941	$42
States, municipalities and political subdivisions	885	15			885	15
Asset-backed:
Residential mortgage-backed	1,295	6			1,295	6
Commercial mortgage-backed	317	4	194	12	511	16
Other asset-backed	439	3	58	1	497	4
Total asset-backed	2,051	13	252	13	2,303	26
U.S. Treasury and obligations of government-sponsored enterprises	65	4	1		66	4
Foreign government	73	2			73	2
Total fixed maturity securities	$4,927	$71	$341	$18	$5,268	$89

December 31, 2020

Fixed maturity securities:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33				33
Asset-backed:
Residential mortgage-backed	71	1	11		82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13		357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3			63	3
Foreign government	13				13
Total fixed maturity securities	$1,666	$74	$64	$3	$1,730	$77

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2021 securities in a gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. There is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at September 30, 2021.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2021		December 31, 2020
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$1,648	$1,656	$1,456	$1,458
Due after one year through five years	10,776	11,517	12,304	13,098
Due after five years through ten years	13,628	14,794	12,319	13,878
Due after ten years	14,281	17,093	12,847	16,170
Total	$40,333	$45,060	$38,926	$44,604

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$8	$75	$16	$37	$116	$203	$455
LTV 55% to 65%		38	15	18		1	72
LTV greater than 65%	17		14	7		23	61
DSCR 1.2x - 1.6x
LTV less than 55%	13	15	95		5	58	186
LTV 55% to 65%	25			24	10	4	63
LTV greater than 65%		24	9		8		41
DSCR ≤1.2x
LTV less than 55%			35		30		65
LTV 55% to 65%			42				42
LTV greater than 65%		9	56			7	72
Total	$63	$161	$282	$86	$169	$296	$1,057

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

	September 30, 2021			December 31, 2020
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation:
Interest rate swaps				$675		$(26)

Without hedge designation:
Equity markets:
Options – purchased	$1			135	$3
Interest rate swaps	100		$(1)	100		(3)
Embedded derivative on funds withheld liability	272		(11)	190		(19)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of September 30, 2021, commitments to purchase or fund were approximately $1.3 billion and to sell were approximately $55 million under the terms of these investments.

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

September 30, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$146	$24,186	$877	$25,209
States, municipalities and political subdivisions		11,922	57	11,979
Asset-backed		7,394	478	7,872
Fixed maturities available-for-sale	146	43,502	1,412	45,060
Fixed maturities trading		9		9
Total fixed maturities	$146	$43,511	$1,412	$45,069

Equity securities	$890	$745	$25	$1,660
Short term and other	4,063			4,063
Payable to brokers	(118)	(1)		(119)

December 31, 2020

Fixed maturity securities:
Corporate bonds and other	$355	$24,082	$770	$25,207
States, municipalities and political subdivisions		11,546	46	11,592
Asset-backed		7,497	308	7,805
Fixed maturities available-for-sale	355	43,125	1,124	44,604
Fixed maturities trading		34	8	42
Total fixed maturities	$355	$43,159	$1,132	$44,646

Equity securities	$796	$722	$43	$1,561
Short term and other	4,538	39		4,577
Payable to brokers	(14)	(29)		(43)

Index
The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020:

											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
		Net Realized								(Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2021	July 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30	September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$883	$1	$1	$55		$(11)		$(52)	$877		$2
States, municipalities and political subdivisions	57								57
Asset-backed	410	1	1	83	$(9)	(11)	$41	(38)	478
Fixed maturities available-for-sale	1,350	2	2	138	(9)	(22)	41	(90)	1,412	$-	2
Fixed maturities trading	-								-
Total fixed maturities	$1,350	$2	$2	$138	$(9)	$(22)	$41	$(90)	$1,412	$-	$2

Equity securities	$36	$(2)		$1	$(11)		$11	$(10)	$25	$(3)

Index
											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
		Net Realized								(Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2020	July 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30	September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$555		$5	$129		$(3)	$8		$694		$5
States, municipalities and political subdivisions	-			45					45
Asset-backed	222		9	20		(14)		$(2)	235		8
Fixed maturities available-for-sale	777	$-	14	194	$-	(17)	8	(2)	974	$-	13
Fixed maturities trading	4	4							8	4
Total fixed maturities	$781	$4	$14	$194	$-	$(17)	$8	$(2)	$982	$4	$13

Equity securities	$27			$12					$39

Index
											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
		Net Realized								(Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2021	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30	September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$770	$(9)	$(23)	$219	$(3)	$(35)	$10	$(52)	$877		$(22)
States, municipalities and political subdivisions	46			12		(1)			57
Asset-backed	308	4	(4)	197	(9)	(38)	71	(51)	478		(5)
Fixed maturities available-for-sale	1,124	(5)	(27)	428	(12)	(74)	81	(103)	1,412	$-	(27)
Fixed maturities trading	8	(6)				(2)			-
Total fixed maturities	$1,132	$(11)	$(27)	$428	$(12)	$(76)	$81	$(103)	$1,412	$-	$(27)

Equity securities	$43	$(15)		$11	$(15)		$11	$(10)	$25	$(1)

Index
											Unrealized
											Gains
										Unrealized	(Losses)
										Gains	Recognized in
		Net Realized								(Losses)	Other
		Investment Gains								Recognized in	Comprehensive
		(Losses) and Net Change								Net Income	Income (Loss)
		in Unrealized Investment								(Loss) on Level	on Level 3
		Gains (Losses)								3 Assets and	Assets and
		Included in					Transfers	Transfers		Liabilities	Liabilities
	Balance,	Net Income	Included in				into	out of	Balance,	Held at	Held at
2020	January 1	(Loss)	OCI	Purchases	Sales	Settlements	Level 3	Level 3	September 30	September 30	September 30
(In millions)

Fixed maturity securities:
Corporate bonds and other	$468		$27	$200		$(9)	$8		$694		$29
States, municipalities and political subdivisions	-			45					45
Asset-backed	165		18	100	$(9)	(22)		$(17)	235		19
Fixed maturities available-for-sale	633	$-	45	345	(9)	(31)	8	(17)	974	$-	48
Fixed maturities trading	4	4							8	4
Total fixed maturities	$637	$4	$45	$345	$(9)	$(31)	$8	$(17)	$982	$4	$48

Equity securities	$19	$(7)		$12			$15		$39	$(7)

Net investment gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

				Range
	Estimated	Valuation	Unobservable	(Weighted
September 30, 2021	Fair Value	Techniques	Inputs	Average)
	(In millions)

Fixed maturity securities	$1,154	Discounted cash flow	Credit spread	1% – 7% (2%)

December 31, 2020

Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% – 8% (3%)

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

	Carrying	Estimated Fair Value
September 30, 2021	Amount	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$1,031			$1,106	$1,106

Liabilities:
Short term debt	186			190	190
Long term debt	8,919		$9,319	554	9,873

December 31, 2020

Assets:
Other invested assets, primarily mortgage loans	$1,068			$1,151	$1,151

Liabilities:
Short term debt	35		$19	17	36
Long term debt	10,042		10,482	765	11,247

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $178 million and $160 million for the three months ended September 30, 2021 and 2020 and $357 million and $536 million for the nine months ended September 30, 2021 and 2020. Net catastrophe losses for the three months ended September 30, 2021 included $114 million for Hurricane Ida. Net catastrophe losses for the nine months ended September 30, 2021 were driven by severe weather-related events, primarily Hurricane Ida and Winter Storms Uri and Viola. Net catastrophe losses for the three months ended September 30, 2020 were driven by severe weather-related events, primarily Hurricanes Laura, Isaias and Sally and the Midwest derecho. Net catastrophe losses for the nine months ended September 30, 2020 included $273 million primarily related to severe weather-related events, $195 million related to the COVID-19 pandemic and $68 million related to civil unrest.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of other insurance operations.

Nine Months Ended September 30	2021	2020
(In millions)

Reserves, beginning of year:
Gross	$22,706	$21,720
Ceded	4,005	3,835
Net reserves, beginning of year	18,701	17,885

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer	(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,474	4,425
Increase (decrease) in provision for insured events of prior years	(130)	(68)
Amortization of discount	137	143
Total net incurred (a)	4,481	4,500

Net payments attributable to:
Current year events	(629)	(556)
Prior year events	(2,874)	(3,285)
Total net payments	(3,503)	(3,841)

Foreign currency translation adjustment and other	(51)	39

Net reserves, end of period	18,996	18,583
Ceded reserves, end of period	4,836	3,951
Gross reserves, end of period	$23,832	$22,534

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

Favorable net prior year loss reserve development of $10 million and $15 million was recorded for commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended September 30, 2021 and 2020 and favorable net prior year loss reserve development of $36 million and $58 million was recorded for the nine months ended September 30, 2021 and 2020. Unfavorable net prior year loss reserve development of $40 million and $50 million was recorded in CNA’s operations outside of Property & Casualty Operations (“Other Insurance Operations”) for the nine months ended September 30, 2021 and 2020.

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In millions)

Medical professional liability	$8	$25	$16	$35
Other professional liability and management liability			10	(6)
Surety	(15)	(40)	(53)	(70)
Commercial auto		9	30	33
General liability		15		15
Workers’ compensation	2	(23)	(40)	(97)
Property and other	(5)	(1)	1	32
Other insurance operations			40	50
Total pretax (favorable) unfavorable development	$(10)	$(15)	$4	$(8)

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

Nine Months

2021

Unfavorable development in medical professional liability was due to higher than expected frequency of large losses in recent accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Index
Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s construction and middle market businesses in recent accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

Unfavorable development in property and other was due to higher than expected claim severity in CNA’s medical treatment business mostly offset by favorable development due to lower than expected loss emergence across multiple accident years in property, energy and marine.

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

Unfavorable development in general liability was driven by increased bodily injury severities in accident years 2012 through 2016 and higher than expected frequency and severity in CNA’s umbrella business in accident years 2015 through 2019.

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

Index
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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $8 million and $9 million for the three months ended September 30, 2021 and 2020 and $30 million and $43 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, the cumulative amounts ceded under the LPT were $3.3 billion. The unrecognized deferred retroactive reinsurance benefit was $368 million and $398 million as of September 30, 2021 and December 31, 2020 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $2.9 billion as of September 30, 2021. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the A&EP claims.

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

As of September 30, 2021, the cumulative amount ceded under the EWC LPT was $690 million.

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

CNA maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for its Life & Group business. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, CNA’s actuaries perform a detailed claim reserve review on an annual basis. The review analyzes the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. In addition, claim and claim adjustment expense reserves are also maintained for the

Index
structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for structured settlement obligations, CNA’s actuaries review mortality experience on an annual basis. CNA’s recorded claim and claim adjustment expense reserves reflect management’s best estimate after incorporating the results of the most recent reviews.

CNA completed its annual claim reserve reviews in the third quarters of 2021 and 2020 resulting in $40 million and $37 million pretax reductions in long term care reserves primarily due to lower claim severity than anticipated in the reserve estimates and $2 million and $46 million pretax increases in the structured settlement claim reserves primarily due to lower discount rate assumptions and mortality assumption changes.

Future policy benefit reserves consist of active life reserves related to CNA’s long term care policies for policyholders that are not currently receiving benefits and represent the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

The actuarial assumptions that CNA believes are subject to the most variability are morbidity, persistency, discount rates and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rates are influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, CNA’s long term care reserves may be subject to material increases if actual experience develops adversely to CNA’s expectations.

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

The GPV for the long term care future policy benefit reserves, performed in the third quarter of 2021, indicated the recorded reserves included a pretax margin of approximately $72 million as of September 30, 2021.

The GPV for the long term care future policy benefit reserves performed in the third quarter of 2020 indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $74 million pretax increase in policyholders’ benefits reflected in the Company’s results of operations for the three and nine months ended September 30, 2020.

Index
6. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three and nine months ended September 30, 2020 and 2021:

	Net Unrealized
	Gains (Losses)					Total
	on Investments	Net Unrealized	Unrealized			Accumulated
	with an	Gains (Losses)	Gains (Losses)	Pension and	Foreign	Other
	Allowance for	on Other	on Cash Flow	Postretirement	Currency	Comprehensive
	Credit Losses	Investments	Hedges	Benefits	Translation	Income (Loss)
(In millions)

Balance, July 1, 2020	$(8)	$1,050	$(25)	$(837)	$(175)	$5
Other comprehensive income (loss) before reclassifications, after tax of $0, $(63), $0, $0 and $0	2	231	(2)	(2)	38	267
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $(1), $7, $0, $(3) and $0	4	(24)	3	9		(8)
Other comprehensive income	6	207	1	7	38	259
Amounts attributable to noncontrolling interests	(1)	(22)			(3)	(26)
Balance, September 30, 2020	$(3)	$1,235	$(24)	$(830)	$(140)	$238

Balance, July 1, 2021	$-	$1,271	$(11)	$(863)	$(70)	$327
Other comprehensive income (loss) before reclassifications, after tax of $0, $32, $0, $0 and $0		(121)	1	3	(33)	(150)
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $0, $5, $0, $(2) and $0		(17)	1	13		(3)
Other comprehensive income (loss)		(138)	2	16	(33)	(153)
Amounts attributable to noncontrolling interests		14		(1)	4	17
Balance, September 30, 2021	$-	$1,147	$(9)	$(848)	$(99)	$191

Index
	Net Unrealized
	Gains (Losses)					Total
	on Investments	Net Unrealized	Unrealized			Accumulated
	with an	Gains (Losses)	Gains (Losses)	Pension and	Foreign	Other
	Allowance for	on Other	on Cash Flow	Postretirement	Currency	Comprehensive
	Credit Losses	Investments	Hedges	Benefits	Translation	Income (Loss)
(In millions)

Balance, January 1, 2020	$-	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $13, $(97), $8, $0 and $0	(48)	374	(22)	(3)	(17)	284
Reclassification of losses from accumulated other comprehensive income, after tax of $(12), $5, $(1), $(8) and $0	45	(20)	4	30		59
Other comprehensive income (loss)	(3)	354	(18)	27	(17)	343
Amounts attributable to noncontrolling interests		(37)		(2)	2	(37)
Balance, September 30, 2020	$(3)	$1,235	$(24)	$(830)	$(140)	$238

Balance, January 1, 2021	$-	$1,563	$(23)	$(877)	$(82)	$581
Other comprehensive income (loss) before reclassifications, after tax of $1, $104, $(3), $0 and $0	(2)	(391)	12	1	(19)	(399)
Reclassification of (income) losses from accumulated other comprehensive income, after tax of $(1), $20, $(2), $(7) and $0	2	(74)	2	31		(39)
Other comprehensive income (loss)	-	(465)	14	32	(19)	(438)
Amounts attributable to noncontrolling interests		49		(3)	2	48
Balance, September 30, 2021	$-	$1,147	$(9)	$(848)	$(99)	$191

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses, Net unrealized gains (losses) on investments with OTTI losses and Net unrealized gains
(losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Index
Treasury Stock

Loews Corporation repurchased 15.7 million and 16.1 million shares of its common stock at an aggregate cost of $826 million and $673 million during the nine months ended September 30, 2021 and 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In millions)

Non-insurance warranty – CNA Financial	$357	$317	$1,054	$926

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	296	280	959	898
Lodging and related services – Loews Hotels & Co	129	36	279	194
Rigid plastic packaging and recycled resin – Corporate (a)		253	280	753
Contract drilling – Diamond Offshore (b)				300
Total revenues from contracts with customers	425	569	1,518	2,145
Other revenues	25	40	62	96
Operating revenues and other	$450	$609	$1,580	$2,241

(a)	Revenues presented for Corporate reflect the periods prior to the deconsolidation of Altium Packaging in the second quarter of 2021. See Note 2 for further discussion.
(b)	Revenues presented for Diamond Offshore reflect the period prior to its deconsolidation in the second quarter of 2020. See Note 2 for further discussion.

Receivables from contracts with customers – As of September 30, 2021 and December 31, 2020, receivables from contracts with customers were approximately $118 million and $246 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of September 30, 2021 and December 31, 2020, deferred revenue resulting from contracts with customers was approximately $4.5 billion and $4.1 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $916 million and $839 million of revenues recognized during the nine months ended September 30, 2021 and 2020 were included in deferred revenue as of December 31, 2020 and 2019.

Performance obligations – As of September 30, 2021, approximately $13.3 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to transportation and storage of natural gas and natural gas liquids and hydrocarbons (“NGLs”) services and non-insurance warranty revenue. Approximately $0.7 billion will be recognized during the remaining three months of 2021, $2.3 billion in 2022 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

Index
8. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In millions)

Service cost	$1		$2	$2
Interest cost	17	$24	53	70
Expected return on plan assets	(41)	(43)	(127)	(130)
Amortization of unrecognized net loss	12	12	37	35
Amortization of unrecognized prior service cost				1
Settlement charge		1	2	8
Regulatory asset decrease	1		1
Net periodic benefit	$(10)	$(6)	$(32)	$(14)

The net periodic benefit for other postretirement benefits was $1 million for the three months ended September 30, 2021 and the nine months ended September 30, 2021 and 2020. There was no net periodic benefit for the three months ended September 30, 2020.

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

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2021, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

11. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. In the first quarter of 2020, Diamond Offshore was a reportable segment; it was deconsolidated during the second quarter of 2020. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the operations of Altium Packaging through March 31, 2021. On April 1, 2021, Loews Corporation sold 47% of its interest in Altium Packaging and as a result, Altium Packaging was deconsolidated from Loews Corporation’s consolidated financial results. Subsequent to deconsolidation, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with Equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations in the Corporate segment. For further discussion on the deconsolidations of Diamond Offshore and Altium Packaging see Note 2.

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

Index
Statements of Operations by segment are presented in the following tables.

	CNA	Boardwalk	Loews
Three Months Ended September 30, 2021	Financial	Pipelines	Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,059				$2,059
Net investment income (loss)	513			$(30)	483
Investment gains	22				22
Non-insurance warranty revenue	357				357
Operating revenues and other	8	$307	$134	1	450
Total	2,959	307	134	(29)	3,371

Expenses:

Insurance claims and policyholders’ benefits	1,632				1,632
Amortization of deferred acquisition costs	368				368
Non-insurance warranty expense	330				330
Operating expenses and other	287	215	109	27	638
Interest	28	40	8	23	99
Total	2,645	255	117	50	3,067
Income (loss) before income tax	314	52	17	(79)	304
Income tax (expense) benefit	(59)	(14)	(4)	19	(58)
Net income (loss)	255	38	13	(60)	246
Amounts attributable to noncontrolling interests	(26)				(26)
Net income (loss) attributable to Loews Corporation	$229	$38	$13	$(60)	$220

Index
	CNA	Boardwalk	Loews
Three Months Ended September 30, 2020	Financial	Pipelines	Hotels & Co	Corporate (a)	Total
(In millions)

Revenues:

Insurance premiums	$1,953				$1,953
Net investment income	517			$23	540
Investment gains	46				46
Non-insurance warranty revenue	317				317
Operating revenues and other	7	$289	$60	253	609
Total	2,840	289	60	276	3,465

Expenses:

Insurance claims and policyholders’ benefits	1,616				1,616
Amortization of deferred acquisition costs	360				360
Non-insurance warranty expense	293				293
Operating expenses and other	268	219	114	275	876
Interest	52	44	8	33	137
Total	2,589	263	122	308	3,282
Income (loss) before income tax	251	26	(62)	(32)	183
Income tax (expense) benefit	(36)	(6)	15	6	(21)
Net income (loss)	215	20	(47)	(26)	162
Amounts attributable to noncontrolling interests	(23)				(23)
Net income (loss) attributable to Loews Corporation	$192	$20	$(47)	$(26)	$139

(a)	Amounts presented for Corporate include the operating results of Altium Packaging prior to the deconsolidation.

Index
	CNA	Boardwalk	Loews
Nine Months Ended September 30, 2021	Financial	Pipelines	Hotels & Co	Corporate (b)	Total
(In millions)

Revenues:

Insurance premiums	$6,056				$6,056
Net investment income	1,608		$1	$40	1,649
Investment gains	117			540	657
Non-insurance warranty revenue	1,054				1,054
Operating revenues and other	19	$991	288	282	1,580
Total	8,854	991	289	862	10,996

Expenses:

Insurance claims and policyholders’ benefits	4,684				4,684
Amortization of deferred acquisition costs	1,084				1,084
Non-insurance warranty expense	973				973
Operating expenses and other	874	641	328	365	2,208
Interest	85	121	25	93	324
Total	7,700	762	353	458	9,273
Income (loss) before income tax	1,154	229	(64)	404	1,723
Income tax (expense) benefit	(219)	(59)	13	(126)	(391)
Net income (loss)	935	170	(51)	278	1,332
Amounts attributable to noncontrolling interests	(97)				(97)
Net income (loss) attributable to Loews Corporation	$838	$170	$(51)	$278	$1,235

(b)	Amounts presented for Corporate include the operating results of Altium Packaging through March 31, 2021. Beginning April 1, 2021, Altium Packaging is recorded as an equity method investment.

Index
	CNA	Boardwalk	Loews		Diamond
Nine Months Ended September 30, 2020	Financial	Pipelines	Hotels & Co	Corporate (a)	Offshore (c)	Total
(In millions)

Revenues:

Insurance premiums	$5,672					$5,672
Net investment income (loss)	1,380			$(33)		1,347
Investment losses	(101)			(1,211)		(1,312)
Non-insurance warranty revenue	926					926
Operating revenues and other	20	$926	$236	754	$305	2,241
Total	7,897	926	236	(490)	305	8,874

Expenses:

Insurance claims and policyholders’ benefits	4,683					4,683
Amortization of deferred acquisition costs	1,046					1,046
Non-insurance warranty expense	859					859
Operating expenses and other	851	633	404	810	1,196	3,894
Interest	114	127	24	96	43	404
Total	7,553	760	428	906	1,239	10,886
Income (loss) before income tax	344	166	(192)	(1,396)	(934)	(2,012)
Income tax (expense) benefit	(40)	(43)	48	293	26	284
Net income (loss)	304	123	(144)	(1,103)	(908)	(1,728)
Amounts attributable to noncontrolling interests	(32)				432	400
Net income (loss) attributable to Loews Corporation	$272	$123	$(144)	$(1,103)	$(476)	$(1,328)

(c)	Amounts presented for Diamond Offshore reflect the period prior to the deconsolidation.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report, Risk Factors included under Part II, Item 1A of this Report, Risk Factors included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2020. This MD&A is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company and has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. In the first quarter of 2020, Diamond Offshore Drilling Inc. (“Diamond Offshore”) was a reportable segment; Diamond Offshore was deconsolidated during the second quarter of 2020. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the operations of Altium Packaging LLC (“Altium Packaging”) through March 31, 2021. On April 1, 2021, Loews Corporation sold 47% of its interest in Altium Packaging to GIC, Singapore’s sovereign wealth fund, for $420 million in cash consideration. As a result of the terms of this transaction, Loews Corporation shares certain participating rights with GIC related to capital allocation and other decisions and was therefore required to deconsolidate Altium Packaging as of the date of the sale under accounting principles generally accepted in the United States of America (“GAAP”). Subsequent to deconsolidation, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with Equity income (loss) reported in Operating expenses and other on the Consolidated Condensed Statements of Operations in the Corporate segment. For further information on the deconsolidations of Diamond Offshore and Altium Packaging see Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

Index
RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions, except per share data)

CNA Financial	$229	$192	$838	$272
Boardwalk Pipelines	38	20	170	123
Loews Hotels & Co	13	(47)	(51)	(144)
Corporate	(60)	(26)	278	(1,103)
Diamond Offshore				(476)
Net income (loss) attributable to Loews Corporation	$220	$139	$1,235	$(1,328)

Basic net income (loss) per share	$0.86	$0.50	$4.71	$(4.70)

Diluted net income (loss) per share	$0.85	$0.50	$4.70	$(4.70)

Net income attributable to Loews Corporation for the three months ended September 30, 2021 was $220 million, or $0.85 per share, compared to $139 million, or $0.50 per share in the comparable 2020 period. Net income attributable to Loews Corporation for the nine months ended September 30, 2021 was $1.2 billion, or $4.70 per share, compared to a net loss of $1.3 billion, or $4.70 per share in the comparable 2020 period.

Each of the company’s consolidated subsidiaries, CNA Financial Corporation, Boardwalk Pipelines, and Loews Hotels & Co, contributed meaningfully to the year-over-year increase in Loews’s 2021 third quarter net income as compared to the comparable 2020 period. As compared to the third quarter of 2020, CNA benefited from higher Property & Casualty non-catastrophe current accident year underwriting results and improved Life & Group business results primarily due to the absence of the active life premium deficiency charge recorded in the third quarter of 2020, partially offset by higher net catastrophe losses and lower investment gains. Loews Hotels & Co posted significantly improved year-over-year third quarter results due to the continuing rebound in leisure travel, especially at resort destinations. Boardwalk Pipelines revenues for the third quarter of 2021 increased compared to the comparable prior year period, reflecting the impact of recently completed growth projects and higher system utilization. The parent company investment portfolio experienced lower net investment income in the third quarter of 2021 compared to the comparable prior year period.

The improved results for the nine months ended September 30, 2021 compared to the comparable 2020 period are due to higher Property & Casualty non-catastrophe current accident year underwriting results at CNA, improved results for CNA’s Life & Group business which benefited from the absence of the active life premium deficiency charge recorded in the third quarter of 2020, lower net catastrophe losses at CNA, significantly higher net investment income at CNA and the parent company, and investment gains in 2021 as compared to losses in 2020 at CNA and in the parent company investment portfolio. All other segment improvements for the nine months ended September 31, 2021 as compared to the comparable 2020 period are primarily due to the reasons discussed in the three month comparison above. In addition, the nine months ended September 30, 2021 include a gain of $438 million (after tax) related to the sale of 47% of Altium Packaging and its deconsolidation on April 1, 2021. The nine months ended September 30, 2020 included a loss of $957 million (after tax), related to the bankruptcy filing and deconsolidation of Diamond Offshore, and impairment charges totaling $774 million ($408 million after tax and noncontrolling interests) at Diamond Offshore in the first quarter of 2020, prior to deconsolidation.

Index
CNA Financial

The following table summarizes the results of operations for CNA for the three and nine months ended September 30, 2021 and 2020 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)

Revenues:
Insurance premiums	$2,059	$1,953	$6,056	$5,672
Net investment income	513	517	1,608	1,380
Investment gains (losses)	22	46	117	(101)
Non-insurance warranty revenue	357	317	1,054	926
Other revenues	8	7	19	20
Total	2,959	2,840	8,854	7,897
Expenses:
Insurance claims and policyholders’ benefits	1,632	1,616	4,684	4,683
Amortization of deferred acquisition costs	368	360	1,084	1,046
Non-insurance warranty expense	330	293	973	859
Other operating expenses	287	268	874	851
Interest	28	52	85	114
Total	2,645	2,589	7,700	7,553
Income before income tax	314	251	1,154	344
Income tax expense	(59)	(36)	(219)	(40)
Net income	255	215	935	304
Amounts attributable to noncontrolling interests	(26)	(23)	(97)	(32)
Net income attributable to Loews Corporation	$229	$192	$838	$272

Three Months Ended September 30, 2021 Compared to the Comparable 2020 Period

Net income attributable to Loews Corporation increased $37 million for the three months ended September 30, 2021 as compared with the comparable 2020 period primarily due to the absence of a $74 million charge ($52 million after tax and noncontrolling interests) related to the recognition of an active life reserve premium deficiency for long term care policies in the third quarter of 2020. Results for the three months ended September 30, 2021 also included improved non-catastrophe current accident year underwriting results. The three months ended September 30, 2020 also included a $14 million charge (after tax and noncontrolling interests) related to the early retirement of debt. These increases were partially offset by lower investment gains and net catastrophe losses of $178 million ($125 million after tax and noncontrolling interests) for the three months ended September 30, 2021 as compared to $160 million ($112 million after tax and noncontrolling interests) in the comparable 2020 period. Net catastrophe losses for the three months ended September 30, 2021 included $114 million for Hurricane Ida. Net catastrophe losses for the three months ended September 30, 2020 were driven by severe weather-related events, primarily Hurricanes Laura, Isaias and Sally and the Midwest derecho.

Nine Months Ended September 30, 2021 Compared to the Comparable 2020 Period

Net income attributable to Loews Corporation increased $566 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period primarily due to improved current accident year underwriting results. Net catastrophe losses were $357 million ($251 million after tax and noncontrolling interests) for the nine months ended September 30, 2021 as compared to $536 million ($377 million after tax and noncontrolling interests) in the comparable 2020 period. Net catastrophe losses for the nine months ended September 30, 2021 were driven by severe weather-related events, primarily Hurricane Ida and Winter Storms Uri and Viola. Net catastrophe losses for the nine months ended September 30, 2020 included $273 million primarily related to severe weather-related events, $195 million related to COVID-19 and $68 million related to civil unrest. Results also reflect higher net investment income and investment gains during the nine months ended September 30, 2021 as compared with investment losses in the comparable 2020 period. Higher net investment income was driven by limited partnership and common stock returns and investment gains were driven by lower impairment losses and the favorable change in fair value of non-redeemable preferred stock for the nine months ended September 30, 2021 as compared with the comparable 2020

Index
period. Results for the nine months ended September 30, 2021 also reflect the absence of a $74 million charge ($52 million after tax and noncontrolling interests) related to the recognition of an active life reserve premium deficiency for long term care policies in the comparable 2020 period.

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

Effective January 1, 2021, and in connection with the ceding of certain legacy reserves under a retroactive reinsurance agreement executed in February 2021, CNA changed the presentation of a legacy portfolio of excess workers’ compensation policies relating to business written in 2007 and prior. This business, which was previously reported as part of the Commercial business, is now reported as part of the Other Insurance Operations business. See Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report for further information on this retroactive reinsurance agreement. In addition, a determination was made to change the presentation of certain legacy mass tort reserves. Similar to the aforementioned excess workers’ compensation legacy business, these legacy mass tort reserves were previously reported in the Commercial business and are now reported as part of the Other Insurance Operations business. These changes were made to better reflect the manner in which CNA is organized for purposes of making operating decisions and assessing performance. Prior period information has been conformed to the new presentation.

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

Recent Developments

As previously disclosed, CNA sustained a sophisticated cybersecurity attack in March of 2021 involving ransomware that caused a network disruption and impacted certain of its systems. CNA has incurred expenses within Other Insurance Operations related to the cybersecurity attack and expects these expenses will continue. Additionally, CNA anticipates making continued investments in technology to improve its security and infrastructure, which will increase expenses in future periods. While CNA does not believe that the March 2021 cybersecurity attack will have a material impact on its business, results of operations or financial condition, no assurances can be given at this time as it continues to assess the full impact from the incident, including costs, expenses and insurance coverage.

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

Index
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

Index
The following tables summarize the results of CNA’s Property & Casualty Operations for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,953	$1,010	$276	$3,239
Gross written premiums excluding third party captives	943	1,005	276	2,224
Net written premiums	822	831	256	1,909
Net earned premiums	773	893	271	1,937
Net investment income	116	141	14	271
Core income	173	27	17	217

Other performance metrics:
Loss ratio excluding catastrophes and development	59.1%	61.5%	58.9%	60.2%
Effect of catastrophe impacts	0.4	18.6	3.4	9.2
Effect of development-related items	(1.8)	0.5	1.1	(0.3)
Loss ratio	57.7%	80.6%	63.4%	69.1%
Expense ratio	30.6	30.4	32.1	30.7
Dividend ratio	(0.1)	0.6		0.2
Combined ratio	88.2%	111.6%	95.5%	100.0%
Combined ratio excluding catastrophes and development	89.6%	92.5%	91.0%	91.1%

Rate	9%	6%	13%	8%
Renewal premium change	8	8	12	9
Retention	80	83	79	81
New business	$147	$204	$54	$405

Three Months Ended September 30, 2020

Gross written premiums	$1,855	$915	$238	$3,008
Gross written premiums excluding third party captives	861	915	238	2,014
Net written premiums	795	804	222	1,821
Net earned premiums	734	857	236	1,827
Net investment income	126	151	15	292
Core income	168	41	27	236

Other performance metrics:
Loss ratio excluding catastrophes and development	60.0%	60.8%	60.1%	60.5%
Effect of catastrophe impacts	1.0	17.0	3.0	8.7
Effect of development-related items	(2.0)	0.6	0.1	(0.4)
Loss ratio	59.0%	78.4%	63.2%	68.8%
Expense ratio	30.5	32.3	34.9	31.8
Dividend ratio		0.6		0.3
Combined ratio	89.5%	111.3%	98.1%	100.9%
Combined ratio excluding catastrophes and development	90.5%	93.7%	95.0%	92.6%

Rate	13%	11%	17%	12%
Renewal premium change	15	9	15	12
Retention	87	82	69	82
New business	$105	$168	$54	$327

Index
Nine Months Ended September 30, 2021	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$5,650	$3,284	$958	$9,892
Gross written premiums excluding third party captives	2,656	3,176	958	6,790
Net written premiums	2,350	2,622	783	5,755
Net earned premiums	2,270	2,629	789	5,688
Net investment income	367	463	42	872
Core income	531	233	67	831

Other performance metrics:
Loss ratio excluding catastrophes and development	59.1%	60.8%	59.2%	59.9%
Effect of catastrophe impacts	0.4	12.6	2.0	6.3
Effect of development-related items	(1.7)	0.6	0.3	(0.4)
Loss ratio	57.8%	74.0%	61.5%	65.8%
Expense ratio	30.4	31.4	33.3	31.3
Dividend ratio	0.1	0.6		0.3
Combined ratio	88.3%	106.0%	94.8%	97.4%
Combined ratio excluding catastrophes and development	89.6%	92.8%	92.5%	91.5%

Rate	10%	8%	13%	10%
Renewal premium change	10	9	12	10
Retention	84	82	76	82
New business	$370	$615	$204	$1,189

Nine Months Ended September 30, 2020

Gross written premiums	$5,331	$3,103	$822	$9,256
Gross written premiums excluding third party captives	2,413	3,018	822	6,253
Net written premiums	2,231	2,703	680	5,614
Net earned premiums	2,124	2,470	699	5,293
Net investment income	315	354	44	713
Core income	354	113	15	482

Other performance metrics:
Loss ratio excluding catastrophes and development	59.8%	60.1%	60.1%	59.9%
Effect of catastrophe impacts	5.7	14.3	8.9	10.1
Effect of development-related items	(2.1)	0.1	(0.4)	(0.8)
Loss ratio	63.4%	74.5%	68.6%	69.2%
Expense ratio	31.5	33.2	35.6	32.9
Dividend ratio	0.1	0.6		0.3
Combined ratio	95.0%	108.3%	104.2%	102.4%
Combined ratio excluding catastrophes and development	91.4%	93.9%	95.7%	93.1%

Rate	12%	10%	13%	11%
Renewal premium change	13	9	11	11
Retention	86	84	71	83
New business	$275	$564	$184	$1,023

Three Months Ended September 30, 2021 Compared to the Comparable 2020 Period

Gross written premiums, excluding third party captives, for Specialty increased $82 million for the three months ended September 30, 2021 as compared with the comparable 2020 period driven by rate and higher new business. Net written premiums for Specialty increased $27 million for the three months ended September 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended September 30, 2021 was consistent with the trend in net written premiums for Specialty.

Index
Gross written premiums for Commercial increased $95 million for the three months ended September 30, 2021 as compared with the comparable 2020 period driven by rate and higher new business. Net written premiums for Commercial increased $27 million for the three months ended September 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended September 30, 2021 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $38 million for the three months ended September 30, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $26 million driven by rate and retention. Net written premiums for International increased $34 million for the three months ended September 30, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $23 million for the three months ended September 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the three months ended September 30, 2021 was consistent with the trend in net written premiums for International.

Total core income decreased $19 million for the three months ended September 30, 2021 as compared with the comparable 2020 period primarily due to higher net catastrophe losses and lower net investment income, partially offset by improved non-catastrophe current accident year underwriting results.

Total net catastrophe losses were $178 million for the three months ended September 30, 2021 as compared with $160 million in the comparable 2020 period. For the three months ended September 30, 2021 and 2020, Specialty had net catastrophe losses of $3 million and $7 million, Commercial had net catastrophe losses of $166 million and $146 million and International had net catastrophe losses of $9 million and $7 million.

Favorable net prior year loss reserve development of $10 million and $15 million was recorded for the three months ended September 30, 2021 and 2020. For the three months ended September 30, 2021 and 2020, Specialty recorded favorable net prior year loss reserve development of $15 million and $16 million, Commercial recorded unfavorable net prior year loss reserve development of $2 million and $1 million and International recorded unfavorable net prior year loss reserve development of $3 million and no net prior year loss reserve development. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio improved 1.3 points for the three months ended September 30, 2021 as compared with the comparable 2020 period due to a 1.3 point improvement in the loss ratio driven by improved current accident year underwriting results.

Commercial’s combined ratio increased 0.3 points for the three months ended September 30, 2021 as compared with the comparable 2020 period due to a 2.2 point increase in the loss ratio largely offset by a 1.9 improvement in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses, which were 18.6 points of the loss ratio for the three months ended September 30, 2021 as compared with 17.0 points of the loss ratio in the comparable 2020 period. The improvement in the expense ratio was primarily due to higher net earned premiums and lower acquisition costs driven by ceded commissions.

International’s combined ratio improved 2.6 points for the three months ended September 30, 2021 as compared with the comparable 2020 period primarily due to a 2.8 point improvement in the expense ratio. The improvement in the expense ratio was driven by higher net earned premiums and lower acquisition costs.

Nine Months Ended September 30, 2021 Compared to the Comparable 2020 Period

Gross written premiums, excluding third party captives, for Specialty increased $243 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period driven by rate and higher new business. Net written premiums for Specialty increased $119 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the nine months ended September 30, 2021 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $181 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period driven by rate and higher new business. Net written premiums for Commercial decreased $81 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period driven by the impact of the June 1, 2021 written premium catch-up resulting from the addition of the quota share treaty to the property reinsurance program. Excluding the impact of the June 1, 2021 written premium catch-up, net written premiums increased $31 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period. Net earned premiums for Commercial increased $159 million for the nine months

Index
ended September 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the nine months ended September 30, 2021 was partially impacted by a reduction in estimated audit premiums related to COVID-19 in 2020 for Commercial.

Gross written premiums for International increased $136 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $82 million driven by rate and higher new business. Net written premiums for International increased $103 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $57 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period. The increase in net earned premiums for the nine months ended September 30, 2021 was consistent with the trend in net written premiums for International.

Total core income increased $349 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period primarily due to improved current accident year underwriting results and higher net investment income driven by limited partnership and common stock returns.

Total net catastrophe losses were $357 million for the nine months ended September 30, 2021 as compared with $536 million in the comparable 2020 period. For the nine months ended September 30, 2021 and 2020, Specialty had net catastrophe losses of $9 million and $120 million, Commercial had net catastrophe losses of $332 million and $354 million and International had net catastrophe losses of $16 million and $62 million.

Favorable net prior year loss reserve development of $36 million and $58 million was recorded for the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, Specialty recorded favorable net prior year loss reserve development of $40 million and $47 million, Commercial recorded unfavorable net prior loss reserve development of $2 million and favorable net prior year loss reserve development of $8 million and International recorded unfavorable net prior year loss reserve development of $2 million and favorable net prior year loss reserve development of $3 million. Further information on net prior year loss reserve development is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio improved 6.7 points for the nine months ended September 30, 2021 as compared with the comparable 2020 period due to a 5.6 point improvement in the loss ratio and a 1.1 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Net catastrophe losses were 0.4 points of the loss ratio for the nine months ended September 30, 2021, as compared with 5.7 points of the loss ratio in the comparable 2020 period. The improvement in the expense ratio was driven by higher net earned premiums.

Commercial’s combined ratio improved 2.3 points for the nine months ended September 30, 2021 as compared with the comparable 2020 period primarily due to a 1.8 point improvement in the expense ratio. The improvement in the expense ratio was primarily due to higher net earned premiums and a favorable acquisition ratio. Net catastrophe losses were 12.6 points of the loss ratio for the nine months ended September 30, 2021 as compared with 14.3 points of the loss ratio for the comparable 2020 period.

International’s combined ratio improved 9.4 points for the nine months ended September 30, 2021 as compared with the comparable 2020 period due to a 7.1 point improvement in the loss ratio and a 2.3 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses, which were 2.0 points of the loss ratio for the nine months ended September 30, 2021 as compared with 8.9 points of the loss ratio in the comparable 2020 period, and improved non-catastrophe current accident year underwriting results. The improvement in the expense ratio was driven by a favorable acquisition ratio and higher net earned premiums.

Index
Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)

Net earned premiums	$123	$127	$369	$380
Net investment income	242	225	736	667
Core income (loss)	20	(43)	10	(82)

Three Months Ended September 30, 2021 Compared to the Comparable 2020 Period

Core results improved $63 million for the three months ended September 30, 2021 as compared with the comparable 2020 period. Results for the three months ended September 30, 2021 included no unlocking event for active life reserves as a result of the gross premium valuation (“GPV”). Core results for the three months ended September 30, 2021 included a $31 million favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2021. Core results for the three months ended September 30, 2020 included a $59 million charge related to the recognition of an active life reserve premium deficiency for long term care policies. The results for the three months ended September 30, 2020 also included a $36 million charge related to the increase in structured settlement claim reserves partially offset by a $30 million favorable impact from the reduction in long term care claim reserves, both resulting from the annual claim reserve reviews in the third quarter of 2020.

Nine Months Ended September 30, 2021 Compared to the Comparable 2020 Period

Core results improved $92 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period. The drivers of the improved results were generally consistent with the three month discussion above. In addition, core results for the nine months ended September 30, 2021 included lower unfavorable net prior year loss reserve development related to legacy mass tort exposures as compared with the comparable 2020 period. Core results for the nine months ended September 30, 2021 also reflect expenses related to the March 2021 cybersecurity attack, the recognition of a $12 million loss resulting from the legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”) and lower amortization of the deferred gain related to the A&EP Loss Portfolio Transfer (“LPT”) as compared with the comparable 2020 period. For further information on the A&EP LPT, EWC LPT and net prior year loss reserve development see Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Life & Group Policyholder Reserves

Annually, in the third quarter, CNA assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. See the Insurance Reserves section of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the reserving process.

Index
The September 30, 2021 GPV indicated that the recorded reserves included a margin of approximately $72 million. A summary of the changes in the estimated reserve margin is presented in the table below:

(In millions)

Long term care active life reserve - change in estimated reserve margin

September 30, 2020 estimated margin	$-

Changes in underlying discount rate assumptions (a)	65
Changes in underlying morbidity assumptions	205
Changes in underlying persistency assumptions	(233)
Changes in underlying premium rate action assumptions	27
Changes in underlying expense and other assumptions	8

September 30, 2021 Estimated Margin	$72

(a)	Including cost of care inflation assumption.

The increase in the margin in 2021 was primarily driven by changes in discount rate assumptions due to higher near term expected reinvestment rates and favorable changes to underlying morbidity assumptions. These favorable drivers were partially offset by unfavorable changes to underlying persistency assumptions.

CNA has determined that additional future policy benefit reserves for profits followed by losses are not currently required based on the most recent projections.

The table below summarizes the estimated pretax impact on CNA’s results of operations from various hypothetical revisions to its active life reserve assumptions. The annual GPV process involves updating all assumptions to management’s then current best estimate, and historically all significant assumptions have been revised each year. In the table below, CNA has assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, CNA believes they could occur based on past variances in experience and its expectations of the ranges of future experience that could reasonably occur. Any required increase in the recorded reserves resulting from a hypothetical revision in the table below would first reduce the margin in the carried reserves before it would affect results from operations. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

September 30, 2021	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$300
5% increase in morbidity	600
Persistency:
5% decrease in active life mortality and lapse	$100
10% decrease in active life mortality and lapse	300
Discount rates:
25 basis point decline in new money interest rates	$100
50 basis point decline in new money interest rates	200
Premium rate actions:
25% decrease in anticipated future premium rate increases	$-
50% decrease in anticipated future premium rate increases	-

Index
Non-GAAP Reconciliation of Core Income (Loss) to Net Income

The following table reconciles core income (loss) to net income attributable to Loews Corporation for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)

Core income (loss):
Property & Casualty Operations	$217	$236	$831	$482
Other Insurance Operations	20	(43)	10	(82)
Total core income	237	193	841	400
Investment gains (losses)	18	36	94	(81)
Consolidating adjustments including noncontrolling interests	(26)	(37)	(97)	(47)
Net income attributable to Loews Corporation	$229	$192	$838	$272

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

The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2021 and 2020 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)

Revenues:
Operating revenues and other	$307	$289	$991	$926
Total	307	289	991	926
Expenses:
Operating and other	215	219	641	633
Interest	40	44	121	127
Total	255	263	762	760
Income before income tax	52	26	229	166
Income tax expense	(14)	(6)	(59)	(43)
Net income attributable to Loews Corporation	$38	$20	$170	$123

Three Months Ended September 30, 2021 Compared to the Comparable 2020 Period

Total revenues increased $18 million for the three months ended September 30, 2021 as compared with the comparable 2020 period. Including fuel and transportation expense, revenues increased $21 million, primarily driven by revenues from recently completed growth projects and higher utilization-based revenues.

Operating and other expenses decreased $4 million for the three months ended September 30, 2021 as compared with the comparable 2020 period. Excluding fuel and transportation expense, which was offset with operating revenues, operating and other expenses were essentially flat.

Index
Interest expenses decreased $4 million for the three months ended September 30, 2021 as compared with the comparable 2020 period, primarily due to lower average interest rates and lower average outstanding long term debt balances.

Nine Months Ended September 30, 2021 Compared to the Comparable 2020 Period

Total revenues increased $65 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period, primarily driven by recently completed growth projects and higher system utilization from colder winter weather experienced during the first quarter of 2021.

Operating and other expenses increased $8 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period, primarily due to an increased asset base from recently completed growth projects.

Interest expense decreased $6 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period, primarily due to lower average interest rates and lower average outstanding long term debt balances.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three and nine months ended September 30, 2021 and 2020 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)

Revenues:
Operating revenue	$107	$22	$222	$140
Gain on sale of assets		24		37
Revenues related to reimbursable expenses	27	14	67	59
Total	134	60	289	236
Expenses:
Operating and other:
Operating	93	53	231	219
Asset impairments		10		30
Reimbursable expenses	27	14	67	59
Depreciation	15	15	47	45
Equity (income) loss from joint ventures	(26)	22	(17)	51
Interest	8	8	25	24
Total	117	122	353	428
Income (loss) before income tax	17	(62)	(64)	(192)
Income tax (expense) benefit	(4)	15	13	48
Net income (loss) attributable to Loews Corporation	$13	$(47)	$(51)	$(144)

Loews Hotels & Co’s results have been significantly impacted by the COVID-19 pandemic. By April 2020, most hotel properties owned and/or operated by Loews Hotels & Co had temporarily suspended operations. These hotel properties gradually resumed operations at various times, culminating with all hotels having resumed operations by June 30, 2021. During 2021, occupancy rates have gradually improved as social distancing restrictions were scaled back and vaccinations helped reduce infection rates, with hotel properties located in resort destinations improving sooner than hotel properties located in city centers. However, occupancy levels have not reached pre-pandemic levels at many hotels owned and/or operated by Loews Hotels & Co.

Index
The increase in operating revenues of $85 million and the increase in operating expenses of $40 million for the three months ended September 30, 2021 as compared with the comparable 2020 period, when operations were significantly impacted by the pandemic, was due to improved performance. For the nine months ended September 30, 2021 operating revenues improved by $82 million and operating expenses increased $12 million as compared with the comparable 2020 period. The nine-month comparison is impacted by pre-pandemic business levels prior to mid-March 2020 followed by results that were significantly impacted by the pandemic for the remainder of 2020. Through 2021, occupancy levels have gradually increased leading to improved revenues at most hotel properties, with operating expenses also increasing to support the increased demand levels. As all properties have not resumed all levels of pre-pandemic service offerings, hotel operating expenses, including staffing levels, will increase as those return.

Equity (income) loss from joint ventures improved $48 million and $68 million for the three and nine months ended September 30, 2021 as compared with the comparable 2020 periods driven by the resumption of operations and associated occupancy improvement at all joint venture hotels. The three months ended September 30, 2021 was the first quarter during which all 9,000 rooms that are part of the Universal Orlando Resort joint ventures were open for the full quarter. In addition, pre-opening costs included in equity (income) loss from joint ventures decreased $1 million and $8 million for the three and nine months ended September 30, 2021 as compared with the comparable 2020 periods.

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

Corporate

Corporate operations consist primarily of investment income, interest expense and administrative costs at the Parent Company. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of limited partnership investments and the trading portfolio held at the Parent Company. Corporate also includes the operating results of Altium Packaging through March 31, 2021 and the loss related to the Parent Company’s equity method investment in Altium Packaging beginning on April 1, 2021, as a result of the sale of 47% of the Parent Company’s interest in Altium Packaging and the resulting deconsolidation. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report for further information.

The following table summarizes the results of operations for Corporate for the three and nine months ended September 30, 2021 and 2020 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)

Revenues:
Net investment income (loss)	$(30)	$23	$40	$(33)
Investment gains (losses)			540	(1,211)
Operating revenues and other	1	253	282	754
Total	(29)	276	862	(490)
Expenses:
Operating and other	27	275	365	810
Interest	23	33	93	96
Total	50	308	458	906
Income (loss) before income tax	(79)	(32)	404	(1,396)
Income tax (expense) benefit	19	6	(126)	293
Net income (loss) attributable to Loews Corporation	$(60)	$(26)	$278	$(1,103)

Index
Net investment loss for the Parent Company was $30 million for the three months ended September 30, 2021 as compared with net investment income of $23 million for the comparable 2020 period, primarily due to lower results from equity based investments in the Parent Company trading portfolio. Net investment income for the Parent Company for the nine months ended September 30, 2021 was $40 million as compared with a net investment loss of $33 million for the comparable 2020 period, primarily due to improved results from equity based investments in the Parent Company trading portfolio.

Investment gains of $540 million for the nine months ended September 30, 2021 were primarily due to a gain of $555 million ($438 million after tax) on the sale of 47% of Altium Packaging. Investment loss of $1.2 billion ($957 million after tax) for the nine months ended September 30, 2020 was due to the loss recognized upon deconsolidation of Diamond Offshore as a result of its Chapter 11 Filing.

Operating revenues and other include Altium Packaging revenues of $280 million for 2021, prior to its deconsolidation on April 1, 2021, and $253 million and $753 million for the three and nine months ended September 30, 2020.

Operating and other expenses decreased by $248 million and $445 million for the three and nine months ended September 30, 2021 as compared with the comparable 2020 periods primarily due to the deconsolidation of Altium Packaging as the three and nine months ended September 30, 2020 included $247 million and $729 million of Operating and other expenses for Altium Packaging. Operating and other expenses also include legal and other corporate overhead expenses at the Parent Company. In addition, pursuant to the deconsolidation of Altium Packaging, the related loss related to the Parent Company’s investment in Altium Packaging is included in Operating and other expenses.

Interest expenses decreased $10 million for the three months ended September 30, 2021 as compared with the comparable 2020 period primarily due to the deconsolidation of Altium Packaging as the three months ended September 30, 2020 included $12 million of interest expense for Altium packaging. Interest expenses decreased $3 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period primarily due to the deconsolidation of Altium Packaging as of April 1, 2021, partially offset by the May 2020 issuance of the Parent Company’s $500 million 3.2% senior notes and a charge of approximately $14 million to write off debt issuance costs for the early retirement of debt at Altium Packaging in the first quarter of 2021.

Income tax expense was $126 million for the nine months ended September 30, 2021 as compared with an income tax benefit of $293 million for the comparable 2020 period. The income tax expense for the nine months ended September 30, 2021 is primarily due to the recognition of $117 million of taxes on the investment gain related to the sale of 47% of Altium Packaging and also includes the recognition of a $40 million deferred tax liability resulting from the asset held for sale designation of Altium Packaging in the first quarter of 2021. The income tax benefit for the nine months ended September 30, 2020 is primarily due to the recognition of taxes on the investment loss related to the deconsolidation of Diamond Offshore.

Diamond Offshore

Amounts presented for Diamond Offshore for the nine months ended September 30, 2020 reflect the periods prior to its deconsolidation in the second quarter of 2020. Contract drilling revenues and contract drilling expenses were $287 million and $254 million for the nine months ended September 30, 2020. Operating and other expenses for the nine months ended September 30, 2020 included an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) recognized in the first quarter of 2020. For more information on the deconsolidation of Diamond Offshore see Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.6 billion at September 30, 2021 as compared to $3.5 billion at December 31, 2020. During the nine months ended September 30, 2021, we received $460 million in dividends from CNA, including a special dividend of $182 million. We also received a $199 million dividend from Altium Packaging in February of 2021. Cash outflows during the nine months ended September 30, 2021 included the payment of $825 million to fund treasury stock purchases, $49 million of cash dividends to our shareholders and $32 million of cash contributions to Loews Hotels & Co. On April 1, 2021, Loews Corporation sold its 47% interest in Altium Packaging to GIC and received $420 million in cash consideration. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We

Index
also have an effective Registration Statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries’ outstanding common stock in the open market, in privately negotiated transactions or otherwise. During the nine months ended September 30, 2021, we purchased 15.7 million shares of Loews Corporation common stock. As of October 29, 2021, we had purchased an additional 0.1 million shares of Loews Corporation common stock in 2021 at an aggregate cost of $5 million. As of October 29, 2021, there were 253,684,412 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $1,354 million for the nine months ended September 30, 2021 and $1,408 million for the comparable 2020 period. The decrease in cash provided by operating activities was driven by the payment of the EWC LPT premium, increased ceded premiums paid and higher taxes paid, partially offset by an increase in gross premiums collected, lower claim payments and a higher level of distributions from limited partnerships. For further information on the EWC LPT see Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

CNA paid cash dividends of $1.89 per share on its common stock, including a special cash dividend of $0.75 per share, during the nine months ended September 30, 2021. On October 29, 2021, CNA’s Board of Directors declared a quarterly cash dividend of $0.38 per share, payable December 2, 2021 to shareholders of record on November 15, 2021. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2021, CCC was in a positive earned surplus position. CCC paid dividends of $600 million and $855 million during the nine months ended September 30, 2021 and 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $26 million for the nine months ended September 30, 2021 as compared to the comparable 2020 period, primarily due to the change in net income.

For the nine months ended September 30, 2021 and 2020, Boardwalk Pipelines’ capital expenditures were $239 million and $351 million, consisting primarily of a combination of growth and maintenance capital.

In May 2021, Boardwalk Pipelines entered into an amended revolving credit agreement to decrease the borrowing capacity from $1.5 billion to $1.0 billion and extend the maturity date to May 27, 2026, although the maturity date may be further extended for two one-year extensions at Boardwalk Pipelines’ election. As of September 30, 2021, Boardwalk Pipelines had no outstanding borrowings under its revolving credit facility. In the second quarter of 2022, Boardwalk Pipelines expects to retire the $300 million outstanding aggregate principal amount of its 4.0% notes at maturity through available capital resources, including, but not limited to, using available cash, borrowing under its revolving credit facility or publicly issuing debt securities. Boardwalk Pipelines has an effective shelf registration statement on file with the SEC under which it may publicly issue debt securities, warrants or rights from time to time.

Index
Certain of the hotels wholly or partially owned by subsidiaries of Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contain a variety of financial and operational covenants. As a result of the impacts of COVID-19, Loews Hotels & Co has proactively requested certain lenders, where applicable, to (1) temporarily waive certain covenants to avoid an event of default and/or further restriction of the hotel’s cash balances through the establishment of lockboxes and other measures; (2) temporarily allow funds previously restricted directly or indirectly under the hotel’s underlying loan agreement for the renewal, replacement and addition of building improvements, furniture and fixtures to be used instead for hotel operations and maintenance; and/or (3) defer certain interest and/or principal payments while the hotels operations were temporarily suspended or significantly impacted by a decline in occupancy. Loews Hotels & Co also continues to work with lenders on loans that are being reviewed for extension. These discussions with lenders are ongoing and may require Loews Hotels & Co to make principal paydowns, establish restricted cash reserves or provide guaranties of a subsidiary’s debt to otherwise avoid an event of default. Through the date of this Report, none of Loews Hotels & Co’s subsidiaries is in default on any of its loans.

As of September 30, 2021, Loews Hotels & Co has three subsidiaries with mortgage loans that mature within twelve months and is actively working with lenders to refinance $190 million in current maturities of long-term debt.

In October 2021 Loews Hotels & Co announced the development of the Loews Arlington Hotel and Convention Center in Arlington, Texas. The hotel, for which Loews Hotels & Co will serve as manager and hold a majority equity interest, is expected to open in early 2024 with approximately 888 guestrooms and over 250,000 square feet of function space. The approximately $550 million hotel project will be funded through a mix of partner contributions in 2021 and 2022 before drawing on a $300 million construction loan. Based on the timing of construction relative to the seasonality of Loews Hotels & Co’s business, a Loews Corporation capital contribution may be required.

Through October 29, 2021, Loews Hotels & Co received capital contributions in 2021 of $32 million from Loews Corporation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)

Fixed income securities:
Taxable fixed income securities	$360	$363	$1,075	$1,094
Tax-exempt fixed income securities	77	80	236	238
Total fixed income securities	437	443	1,311	1,332
Limited partnership and common stock investments	77	71	294	30
Other, net of investment expense	(1)	3	3	18
Net investment income	$513	$517	$1,608	$1,380

Effective income yield for the fixed income securities portfolio	4.3%	4.5%	4.3%	4.6%
Limited partnership and common stock return	3.8%	4.1%	16.4%	1.7%

CNA’s net investment income increased $228 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period, driven by limited partnership and common stock returns partially offset by lower yields in the fixed income portfolio.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$36	$14	$115	$(105)
States, municipalities and political subdivisions	1	6		39
Asset-backed	(15)	6	(24)	34
Total fixed maturity securities	22	26	91	(32)
Non-redeemable preferred stock	(2)	25	17	(45)
Short term and other	2	(5)	9	(24)
Total investment gains (losses)	22	46	117	(101)
Income tax (expense) benefit	(4)	(10)	(23)	20
Amounts attributable to noncontrolling interests	(2)	(3)	(10)	9
Investment gains (losses) attributable to Loews Corporation	$16	$33	$84	$(72)

CNA’s investment gains (losses) decreased $24 million for the three months ended September 30, 2021 as compared with the comparable 2020 period.

CNA’s investment gains (losses) increased $218 million for the nine months ended September 30, 2021 as compared with the comparable 2020 period driven by lower impairment losses and the favorable change in fair value of non-redeemable preferred stock.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Index
Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	September 30, 2021		December 31, 2020
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,938	$57	$3,672	$117
AAA	3,778	371	3,627	454
AA	7,737	833	7,159	1,012
A	9,538	1,159	9,543	1,390
BBB	18,505	2,215	18,007	2,596
Non-investment grade	2,573	123	2,623	149
Total	$45,069	$4,758	$44,631	$5,718

As of September 30, 2021 and December 31, 2020, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.7 billion and $1.8 billion of pre-refunded municipal bonds as of September 30, 2021 and December 31, 2020.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

September 30, 2021	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$1,200	$9
AAA	388	5
AA	906	16
A	1,191	18
BBB	1,187	31
Non-investment grade	396	10
Total	$5,268	$89

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

September 30, 2021	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$133	$5
Due after one year through five years	709	13
Due after five years through ten years	2,639	33
Due after ten years	1,787	38
Total	$5,268	$89

Index
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

	September 30, 2021		December 31, 2020
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$18,431	9.3	$18,518	9.2
Other investments	28,520	5.1	28,839	4.5
Total	$46,951	6.7	$47,357	6.3

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

Short Term Investments

The carrying value of the components of CNA’s Short term investments are presented in the following table:

	September 30, 2021	December 31, 2020
(In millions)

Short term investments:
U.S. Treasury securities	$916	$1,702
Other	219	205
Total short term investments	$1,135	$1,907

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

Index
ACCOUNTING STANDARDS UPDATE

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as in other of our and our subsidiaries’ SEC filings and periodic press releases and certain oral statements made by us and our subsidiaries and our and their officials during presentations may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that does not directly relate to any historical or current fact and may project, indicate or imply future results, events, performance or achievements. Such statements may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected.

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part II, Item 1A, Risk Factors in this Report, Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and in our other filings with the SEC, could cause our results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of September 30, 2021. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Information on our legal proceedings is set forth in Note 9 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A.	Risk Factors.

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, cash flows, financial condition, or equity of one or more of our subsidiaries. Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 include detailed discussions of certain risk factors facing the company. Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation (“CNA”)

Any significant interruption in the operation of CNA’s business functions, facilities and systems or its vendors’ facilities and systems could result in a materially adverse effect on its operations.

CNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted manner, through its employees or vendor relationships, necessary business functions, such as internet support and 24-hour call centers, processing new and renewal business, processing and paying claims and other obligations and issuing financial statements.

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

The foregoing risks could also expose CNA to monetary and reputational damages. Potential exposures resulting from the March 2021 cybersecurity attack, described in the immediately following risk factor, as well as any future incidents may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, with those costs potentially not recoverable under relevant insurance coverage. CNA anticipates making continued investments to improve its security and infrastructure. These expenses are not recoverable under relevant insurance coverage. If CNA’s business continuity plans or system security do not sufficiently address these risks, they could have a material adverse effect on CNA’s business, results of operations and financial condition.

Index
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

Any significant breach in CNA’s data security infrastructure or its vendors’ facilities and systems could disrupt business, cause financial losses and damage its reputation, and insurance coverage may not be available for claims related to a breach.

A significant breach of CNA’s data security infrastructure may result from actions by its employees, vendors, third-party administrators, or unknown third parties or through cyber attacks. The risk of a breach can exist whether software services are in CNA’s data centers or CNA uses cloud-based software services. Breaches have occurred, and may occur again, in CNA’s systems and in the systems of its vendors and third party administrators.

Such a breach could affect CNA’s data framework or cause a failure to protect the personal information of its customers, claimants or employees, or sensitive and confidential information regarding its business and may result in operational impairments and financial losses, as well as significant harm to its reputation. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. During the third quarter of 2021, CNA was notified of a breach of certain systems of a third party administrator, which resulted in breach notifications sent by such administrator to potentially impacted persons, including a limited number of CNA claimants. While CNA does not believe such notifications and resultant actions will have a material adverse effect on its business, this or similar incidents, or any other such breach of CNA’s or its vendors’ data security infrastructure could have a material adverse effect on its business, results of operations and financial condition.

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

Although CNA maintains cybersecurity insurance coverage insuring against costs resulting from cyber attacks (including the March 2021 attack), CNA does not expect that the amount available under its coverage and/or its coverage policy to cover all losses. Costs and expenses incurred and likely to be incurred by CNA in connection with the March 2021 attack include both direct and indirect costs and not all may be covered by its insurance coverage. In addition, potential disputes with its insurers about the availability of insurance coverage for claims relating to the March 2021 attack or any future incident could occur. Further, both as a result of the March 2021 attack and industry trends generally, CNA will incur higher costs for the replenishment of its current policy through the end of the term, as well as future cybersecurity insurance coverage beyond the current term.

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

Index
Risks Related to Us and Our Subsidiaries Generally

Failures or interruptions in or breaches to our or our subsidiaries’ computer systems or those of our third party vendors could materially and adversely affect our or our subsidiaries’ operations.

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

Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including cyber attacks or other cyber incidents, storms and other natural disasters, terrorist attacks, fires, utility outages, theft, design defects, human error or complications encountered as existing systems are replaced or upgraded. Cyber attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals with a wide range of expertise and motives. The U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences, and hotel chains, among other consumer-facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Cyber attacks and cyber incidents take many forms, including cyber extortion, denial of service, social engineering, introduction of viruses or malware, exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement, theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. CNA was recently subjected to a cybersecurity incident. In addition, one of CNA’s vendors also recently experienced a cybersecurity incident. For additional information about these incidents see “Risks Related to Us and Our Subsidiary, CNA Financial Corporation” above under this Part II, Item 1A.

As with other large companies, we and our subsidiaries and our and their third party vendors have experienced cyber attacks and other cyber incidents and expect this to continue. If we and our subsidiaries and our and their third party vendors do not allocate and effectively manage the resources necessary to continue to build and maintain our and their information technology security infrastructure, or if we or our subsidiaries or our or our subsidiaries’ vendors fail to timely identify or appropriately respond to cyber attacks or other cyber incidents, then this may disrupt our and our subsidiaries’ operations, cause significant damage to our or their assets and surrounding areas, cause loss of life or serious bodily injury, impact our or their data framework or cause a failure to protect personal information of customers or employees.

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

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2021 -
July 31, 2021	2,590,255	$54.01	N/A	N/A

August 1, 2021 -
August 31, 2021	1,730,048	54.60	N/A	N/A

September 1, 2021 -
September 30, 2021	1,834,131	53.74	N/A	N/A

Index
Item 6.	Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 1, 2021	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)