Form 10-K
period 2021-12-31
LOEWS CORP
filed 2022-02-08
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,876,000,000.

As of February 4, 2022, there were 248,202,443 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders intended to be filed by the registrant with the Commission not later than 120 days after the close of its fiscal year are incorporated by reference into Part III of this Report.

1

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2021

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those summarized under the heading “Risk Factors Summary” below and described more fully under Item 1A, Risk Factors of this Report and in our and our subsidiaries’ other filings with the SEC, could cause our and our subsidiaries’ results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we and our subsidiaries expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

Risks Related to Us and Our Subsidiary, CNA Financial Corporation (“CNA”)

•CNA may need to increase its insurance reserves if it determines that its recorded reserves are insufficient;
•CNA’s actual experience could vary from the key assumptions used to determine active life reserves for its long term care policies;
•CNA’s vulnerability to material losses from natural and man-made disasters or other catastrophes;
•The impact of the coronavirus disease (“COVID-19”) on CNA;
•CNA’s exposure related to asbestos and environmental pollution (“A&EP”) claims;
•CNA’s exposure to mass tort product liability claims, changes to the social and legal environment, issues related to altered interpretation of coverage and other new and emerging claim theories;
•Intense competition in CNA’s industry; the cyclical nature of the property and casualty business and the evolving landscape of its distribution network;
•Risks relating to CNA’s reliance on reinsurance, including risks related to its ability to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable, reinsurance counterparty risk and ineffective reinsurance coverage;
•Technological changes or disruptions in the insurance marketplace;
•Potential significant realized and unrealized investment losses and volatility in net investment income;
•CNA’s use of analytical models in key areas such as pricing, reserving catastrophe risks and capital modeling;
•Any significant interruption in the operation of CNA’s business functions, facilities and systems or its vendors’ facilities and systems could result in a material adverse effect on its operations;

•Any significant breach in CNA’s data security infrastructure or its vendors’ facilities and systems could disrupt business, cause financial losses and damage its reputation, and insurance coverage may not be available for claims related to a breach;
•CNA’s potential inability to detect and prevent significant employee or service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on CNA’s behalf;
•Capital adequacy requirements that CNA is subject to;
•Regulatory limitations on CNA’s insurance subsidiaries ability to pay dividends to CNA;
•Potential downgrades of CNA’s ratings by rating agencies; and
•Extensive state, local, federal and foreign governmental regulations to which CNA is subject.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”)

•Extensive regulation by the Federal Energy Regulatory Commission (“FERC”) of Boardwalk Pipelines’ natural gas transportation and storage operations;
•Boardwalk Pipelines’ and its customers’ operations are subject to a series of risks regarding climate change;
•Climatic conditions could adversely impact Boardwalk Pipelines’ operations, pipelines and facilities, or those of its customers or suppliers;
•Legislative and regulatory initiatives relating to pipeline safety;
•Actual results from Boardwalk Pipelines’ construction and growth projects not meeting its forecasts;
•Opposition to the operation of Boardwalk Pipelines’ pipelines and facilities or construction or expansion of new pipeline projects;
•The price differentials between natural gas supplies and market demand and the potentially resulting reduction in the transportation rates that Boardwalk Pipelines can charge on certain of its pipeline systems;
•Changes in energy commodity prices and their impact on the supply of and demand for those commodities;
•Boardwalk Pipelines’ exposure to credit risk relating to default or bankruptcy by its customers;
•Operating and financial covenants in Boardwalk Pipelines’ revolving credit facility;
•Boardwalk Pipelines’ substantial indebtedness;
•Limited access to the debt markets and increases in interest rates;
•The impact of COVID-19 on Boardwalk Pipelines;
•Boardwalk Pipelines does not own all of the land on which its pipelines and facilities are located;
•Boardwalk Pipelines may be unsuccessful in executing its strategy to grow and diversify its business;
•The impact of market conditions on Boardwalk Pipelines’ ability to replace expiring storage contracts at attractive rates or on a long-term basis and to sell short-term services at attractive rates or at all; and
•Boardwalk Pipelines’ operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which it may not be adequately insured.

Risks Related to Us and Our Subsidiary, Loews Hotels Holding Corporation (“Loews Hotels & Co”)

•The impact of COVID-19 on Loews Hotels & Co;
•Operating risks common to the hospitality industry, including competition, availability of labor, supply chain disruptions, excess supply of rooms in a given market, and dependence on travel and tourism;
•Loews Hotels & Co’s exposure to risks resulting from significant investments in owned and leased real estate;
•Seasonal and cyclical volatility in the hospitality industry;
•The high level of competition in the hospitality industry, both for customers and for acquisitions and developments of new properties;
•The risk of deterioration in the quality or reputation of Loews Hotels & Co’s brands;
•The potential for delays or increased costs in connection with developing and renovating properties;
•Co-investments in properties, which could decrease Loews Hotels & Co’s ability to manage risk;
•The geographic concentration of Loews Hotels & Co’s properties;
•The growth and use of alternative reservation channels;
•The adequacy of Loews Hotels & Co’s insurance coverage;
•Potential labor shortages; and
•Portions of Loews Hotels & Co’s labor force are covered by collective bargaining agreements.

Risks Related to Us and Our Subsidiary, Altium Packaging LLC (“Altium Packaging”)

•The impact of COVID-19 on Altium Packaging;
•Altium Packaging’s substantial indebtedness;
•Altium Packaging’s exposure to changes in consumer preferences;

•Fluctuations in raw material prices and raw material availability; and
•Self-manufacturing by Altium Packaging’s customers.

Risks Related to Us and Our Subsidiaries Generally

•The impact of COVID-19 on the way we and our subsidiaries operate;
•Failures or interruptions in or breaches to our or our subsidiaries’ computer systems;
•Litigation to which we and our subsidiaries may be subject from time to time;
•Acts of terrorism;
•Compliance with environmental laws;
•Potential loss of key vendor relationships or issues relating to the transitioning of vendor relationships;
•Impairment charges related to the carrying value of long-lived assets and goodwill of our subsidiaries;
•We are a holding company and derive substantially all of our income and cash flow from our subsidiaries;
•Competition for senior executives and qualified specialized talent; and
•Increasing scrutiny and changing expectations from stakeholders with respect to environmental, social and governance practices may impose additional costs on us and our subsidiaries or expose us and our subsidiaries to new or additional risks.

PART I

Item 1. Business.

Loews Corporation was incorporated in 1969 and is a holding company. Our subsidiaries are engaged in the following lines of business:

•commercial property and casualty insurance (CNA Financial Corporation, an 89.6% owned subsidiary);

•transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP, a wholly owned subsidiary); and

•operation of a chain of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

We also own 52.7% of Altium Packaging LLC, which is engaged in the manufacture of rigid plastic packaging solutions.

We have four reportable segments comprised of three individual operating subsidiaries, CNA Financial Corporation, Boardwalk Pipeline Partners, LP and Loews Hotels Holding Corporation; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation excluding its subsidiaries and the operations of Altium Packaging LLC (“Altium Packaging”) through March 31, 2021. On April 1, 2021, we sold 47% of Altium Packaging and following the transaction deconsolidated Altium Packaging. Subsequent to deconsolidation, our investment in Altium Packaging is accounted for under the equity method of accounting. Additional financial information on each of our segments is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For further information on the deconsolidation of Altium Packaging see Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) is an insurance holding company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (“CCC”), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”) and CNA Insurance Company (Europe) S.A. CNA accounted for 81.2%, 86.0% and 72.3% of our consolidated total revenue for the years ended December 31, 2021, 2020 and 2019.

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

Management & Professional Liability: Management & Professional Liability consists of the following coverages and products:

•professional liability coverages and risk management services to various professional firms, including architects, real estate agents, accounting firms and law firms;

•directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations;

•insurance products to serve the health care industry, including professional and general liability as well as associated standard property and casualty coverages. Key customer groups include aging services, allied medical facilities, dentists, physicians, hospitals, nurses and other medical practitioners.

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

International

International underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of insurance companies based in the United Kingdom and Luxembourg and Hardy, CNA’s Lloyd’s of London (“Lloyd’s”) syndicate.

Property & Casualty Structure

CNA’s commercial property & casualty underwriting operations presence in the United States of America (“U.S.”) consists of field underwriting locations and centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. CNA’s claim operations presence in the U.S. consists of primary locations where it handles multiple claim types and key business functions, as well as regional claim offices which are aligned with CNA’s underwriting field structure. CNA also has property & casualty underwriting operations in Canada, the United Kingdom (“U.K.”) and Continental Europe, as well as access to business placed at Lloyd’s through Syndicate 382.

Other Insurance Operations

Other Insurance Operations include CNA’s run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants, certain corporate expenses, including interest on CNA corporate debt, and certain property and casualty businesses in run-off, including CNA Re, A&EP, a legacy portfolio of excess workers’ compensation (“EWC”) policies and certain legacy mass tort reserves.

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

The U.S. and foreign regulatory environment in which CNA operates is evolving on an ongoing basis and impacts aspects of corporate governance, risk management practices, public disclosures and cyber security. CNA continues to invest in the security of its systems and in its technology infrastructure on an enterprise-wide basis.

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

The National Association of Insurance Commissioners (“NAIC”) has developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (“GCC”). While the current U.S. regulatory regime is based on legal entity regulation, the GCC will quantify risk across the insurance group and also provide additional financial information to regulators to assess the financial condition of non-insurance entities. The GCC was adopted by the NAIC along with model legislative language designed to enable the framework once implemented by state legislatures. Alongside the GCC, the NAIC is also working with other interested jurisdictions, both domestic and international, to develop an Aggregation Method (“AM”) approach to assessing group capital. The AM is influenced by the GCC and calculated in a similar manner. By 2024, the IAIS will be assessing whether the AM provides comparable outcomes to the consolidated group insurance capital standard (“ICS”) being developed for use with IAIGs.

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

The reinsurance collateral requirement change must be effected by the states within five years from the signing of the covered agreements, which is September 1, 2022, or states risk federal preemption in this area. CNA has been monitoring the modification of state laws and regulations in order to comply with the provisions of the covered agreements and assess potential effects on its operations and prospects. The current expectation is that the necessary state statutory changes will be adopted by the deadline.

The advancement of environmental, social and governance (“ESG”) frameworks intended to promote sustainable and inclusive development of insurance markets has been an area of focus for standard setters and regulatory bodies at the state, federal and international level. CNA continues to monitor the expansion of policy in this area and has established an internal ESG Committee and task force to seek to ensure compliance with future regulation, and assess and seek to implement best practices in response to the emerging guidance.

Properties: CNA’s principal executive offices are based in Chicago, Illinois. CNA’s subsidiaries maintain office space in various cities throughout the United States and various countries. CNA leases all of its office space.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (together with its subsidiaries, “Boardwalk Pipelines”) is engaged in the business of transportation and storage of natural gas and natural gas liquids and hydrocarbons (herein referred to together as “NGLs”). Boardwalk Pipelines accounted for 9.2%, 10.3% and 8.7% of our consolidated total revenue for the years ended December 31, 2021, 2020 and 2019.

A wholly owned subsidiary of ours, Boardwalk Pipelines Holding Corp. (“BPHC”) owns, directly and indirectly, 100% of the general partner and limited partnership interests of Boardwalk Pipelines.

Boardwalk Pipelines owns and operates approximately 13,615 miles of interconnected natural gas pipelines directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. Boardwalk Pipelines also owns and operates approximately 450 miles of NGL pipelines in Louisiana and Texas. In 2021, its pipeline systems transported approximately 3.4 trillion cubic feet of natural gas and approximately 90.4 million barrels (“MMBbls”) of NGLs. Average daily throughput on Boardwalk Pipelines’ natural gas pipeline systems during 2021 was approximately 9.4 billion cubic feet (“Bcf”).

Boardwalk Pipelines’ natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 213.0 Bcf and Boardwalk Pipelines’ NGL storage facilities consist of eleven salt dome caverns located in Louisiana with an aggregate storage capacity of approximately 32.1 MMBbls. Boardwalk Pipelines also owns nine salt dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGL storage operations.

Boardwalk Pipelines’principal pipeline and storage systems are described below:

The Gulf South Pipeline Company, LLC (“Gulf South”) pipeline system runs approximately 7,365 miles along the Gulf Coast in the states of Oklahoma, Texas, Louisiana, Mississippi, Alabama and Florida. The pipeline system has a peak-day delivery capacity of 10.9 Bcf per day and average daily throughput for the year ended December 31, 2021 was 6.2 Bcf per day. Gulf South has ten natural gas storage facilities. The two natural gas storage facilities located in Louisiana and Mississippi have approximately 91.5 Bcf of working gas storage capacity and the eight salt dome natural gas storage caverns in Mississippi have approximately 46.0 Bcf of total storage capacity, of which approximately 29.6 Bcf is working gas capacity. Gulf South also owns undeveloped land which is suitable for up to five additional storage caverns.

The Texas Gas Transmission, LLC (“Texas Gas”) pipeline system, a bi-directional pipeline, runs approximately 5,970 miles and is located in Louisiana, East Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and Ohio with smaller diameter lines extending into Illinois. The pipeline system has a peak-day delivery capacity of 5.8 Bcf per day and average daily throughput for the year ended December 31, 2021 was 3.2 Bcf per day. Texas Gas owns nine natural gas storage fields with 84.3 Bcf of working gas storage capacity.

Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively “Louisiana Midstream”) provide transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services. These assets provide approximately 48.7 MMBbls of salt dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and approximately 285 miles of pipeline assets. Louisiana Midstream owns and operates the Evangeline Pipeline (“Evangeline”), which is an approximately 180 mile interstate ethylene pipeline that is capable of transporting approximately 4.2 billion pounds of ethylene per year between Texas and Louisiana, with interconnections with its ethylene distribution system. Throughput for Louisiana Midstream was 90.4 MMBbls for the year ended December 31, 2021.

In 2021, Boardwalk Pipelines placed into service approximately $137 million of growth projects which primarily represents approximately 0.2 Bcf per day of firm natural gas transportation capacity, compressor station modernization and additional NGLs infrastructure. Boardwalk Pipelines expects to spend approximately $410 million on its growth projects currently under construction through 2024 and will add approximately 0.6 Bcf per day of firm natural gas transportation capacity and additional NGLs infrastructure. Those projects are expected to serve increased natural gas demand from power generation plants and liquids demand from petrochemical facilities. All of Boardwalk Pipelines’ growth projects are secured by long-term firm contracts.

Customers: Boardwalk Pipelines serves a broad mix of customers, including end-use customers, such as local distribution companies, electric power generators, exporters of liquefied natural gas (“LNG”) and industrial users, producers and marketers of natural gas and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. These customers are located throughout the Gulf Coast, Midwest and Northeast regions of the U.S. Boardwalk Pipelines’ delivery market has diversified over time, with increased deliveries to end-use customers, whereas, historically its delivery markets were primarily to other pipelines who then delivered to end-use customers.

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

Some of Boardwalk Pipelines’ other subsidiaries transport natural gas in intrastate commerce under the rules and regulations established by the Texas Railroad Commission and in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services are established under Section 311 of the NGPA and are generally subject to review every five years by the FERC.

The FERC issued a Notice of Inquiry (“NOI”) on April 19, 2018 (“2018 NOI”) initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (“1999 Policy Statement”), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021, and although the FERC has not taken any further action regarding the 2018 NOI or 2021 NOI, Boardwalk Pipelines is unable to predict what, if any, changes may be proposed as a result of the NOIs that will affect its natural gas pipeline operations or when such proposals, if any, might become effective.

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

Boardwalk Pipelines is also regulated by the U.S. Department of Transportation (“DOT”) through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGL pipeline facilities. Boardwalk Pipelines has authority from PHMSA to operate certain natural gas pipeline assets under issued permits with specific conditions that allow it to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline’s Specified Minimum Yield Strength (“SMYS”). Operating at these pressures allows these pipelines to transport all the existing natural gas volumes Boardwalk Pipelines has contracted for on those facilities with its customers. PHMSA retains discretion whether to grant or maintain authority for Boardwalk Pipelines to operate its natural gas pipeline assets at higher pressures and, in the event that PHMSA should elect not to allow Boardwalk Pipelines to operate at these higher pressures, it could affect its ability to transport all of its contracted quantities of natural gas on these pipeline assets, and Boardwalk Pipelines could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations. PHMSA’s regulations also require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”), along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along Boardwalk Pipelines’ NGL pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas.

Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”), the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Act”) and, most recently, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (“2020 Act”). Each of these laws imposed increased pipeline safety obligations on pipeline operators. The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Act, among other things, required PHMSA to complete its outstanding mandates under the 2011 Act and develop new safety standards for natural gas storage facilities. The 2020 Act reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those requirements.

With the adoption of the 2011 Act, the 2016 Act and the 2020 Act, there exist mandates for PHMSA to make pipeline safety requirements more stringent. As a result, PHMSA has issued a series of significant rulemakings. In October of 2019, PHMSA published a final rule imposing numerous new requirements on onshore gas transmission pipelines relating to maximum allowable operating pressure (“MAOP”) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October of 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, and that requires the accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July of 2020 that amended the minimum safety requirements related to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements. In November of 2021, PHMSA issued a final rule that will impose safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, is expected to commence inspection of these plans in 2022. These new and any future regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of Boardwalk Pipelines operations, which could cause it to incur increased capital and operating costs and operational delays.

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

President Biden has initiated, and indicated that he intends to continue to pursue additional environmental regulations, whether by new legislation, executive actions or regulatory initiatives, which may impact Boardwalk Pipelines’ operations. For example, the Biden Administration has announced that it plans to reconsider or revise various rulemakings to be more stringent than those issued by the Trump Administration, including, among others, ground level ozone emission standards, requirements for environmental reviews under the National Environmental Policy Act, and the definition of Waters of the United States for purposes of Clean Water Act jurisdiction. Similarly, President Biden has issued executive orders bolstering greenhouse gas (“GHG”) emissions limitations, and the Biden Administration continues to consider actions to further advance responses to climate change, as described under Item 1A. Risk Factors of this Report.

Historically, Boardwalk Pipelines’ environmental compliance costs have not had a material adverse effect on its business, but there can be no assurance that future compliance with existing requirements will not materially affect Boardwalk Pipelines, or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance and increased exposure to significant liabilities.

Climate Change: Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Boardwalk Pipelines recognizes that relative to certain other fossil fuels, natural gas has an important role in reducing GHG emissions and may act as a bridge to scaling up renewable energy or other alternative energy sources in the U.S. Boardwalk Pipelines is actively working to reduce its GHG emissions but cannot predict all risks that may be associated with climate change or other ESG matters. For more information, see Boardwalk Pipelines’

risk factor titled “Boardwalk Pipelines’ operations, and those of Boardwalk Pipelines’ customers, are subject to a series of risks regarding climate change” under Item 1A.

Boardwalk Pipelines has been focused on seeking to meet and, in certain instances, pursuing projects aimed at exceeding regulatory obligations (such as those found in the Clean Air Act (“CAA”)) by reducing emissions of regulated air pollutants, including methane, associated with its pipeline transportation and storage assets. For example, in selecting new compression equipment for growth or asset reliability projects, Boardwalk Pipelines considers air emissions as a component in the decision-making process and, when appropriate, places increased emphasis in the selection process on equipment with emissions performance that exceeds applicable federal standards. Several of Boardwalk Pipelines’ reliability projects over the last few years have resulted in replacement of older, higher-emitting compressor drivers with units equipped with advanced emission control systems. As a result, these projects have resulted in decreases in emissions of nitrogen oxides and other air pollutants.

Boardwalk Pipelines has identified the reduction of GHG emissions as an area of focus and looks for opportunities to reduce emissions using a variety of strategies, including the following:

•replacing older compression equipment, where appropriate, with low emission, fuel efficient units;
•modifying fuel systems on certain reciprocating compression equipment to lower fuel consumption and emissions;
•conducting emissions surveys and performing maintenance and repairs on identified component leaks;
•performing annual leak surveys along Boardwalk Pipelines’ pipelines with the aid of helicopters and fixed-wing planes, and analytical field surveys when appropriate;
•performing leak detection and recovery and Subpart W surveys on all of Boardwalk Pipelines’ compressor stations (the U.S. Environmental Protection Agency (“EPA”) only requires Boardwalk Pipelines to survey 48 of its 79 compressor stations);
•using optical gas imaging cameras to scan all natural gas piping and components at Boardwalk Pipelines’ compressor stations to visualize any leaks in real time;
•employing experts in air emissions to monitor efforts in reducing emissions and improving air quality;
•reducing methane emissions vented to the atmosphere from transmission pipeline blowdowns by using pipeline evacuators when feasible;
•installing certain repair sleeves and composite wraps to avoid pipeline blowdowns; and
•replacing certain high bleed natural gas pneumatic devices with low or zero flow bleed devices.

However, Boardwalk Pipelines cannot guarantee that it will be able to implement any of the opportunities it may review or explore, or, for any opportunities it chooses to implement, to implement them in their intended manner or within a specific timeframe or across all operational assets.

Boardwalk Pipelines is an active member of several industry groups. These include the Our Nation’s Energy Future Coalition (“ONE Future”), a group of natural gas companies working together to voluntarily reduce methane emissions across the natural gas supply chain. ONE Future’s goal is to lower methane emissions to less than 1% of total natural gas produced by 2025. Boardwalk Pipelines also adheres to the Interstate Natural Gas Association of America’s Methane Emissions Commitments and Climate Statement aimed at improving practices to minimize methane emissions from interstate natural gas transmission and storage operations in a prudent and environmentally responsible manner. Boardwalk Pipelines also participates in the EPA Natural Gas STAR Program for voluntary methane and GHG reductions and reporting.

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

LOEWS HOTELS HOLDING CORPORATION

Loews Hotels Holding Corporation (together with its subsidiaries, “Loews Hotels & Co”) operates a chain of 26 hotels. Ten of these hotels are owned by Loews Hotels & Co, twelve are owned by joint ventures in which Loews Hotels & Co has noncontrolling equity interests and four are managed for unaffiliated owners. Loews Hotels & Co’s earnings are derived from the operation of its owned hotels, its share of earnings in joint venture hotels and hotel management fees earned from both joint venture and managed hotels. Loews Hotels & Co accounted for 3.3%, 2.2% and 4.6% of our consolidated total revenue for the years ended December 31, 2021, 2020 and 2019. The hotels are described below.

Number of
Name and Location	Rooms

Owned:
Loews Chicago Hotel, Chicago, Illinois	400
Loews Chicago O’Hare Hotel, Chicago, Illinois	556
Loews Coronado Bay Resort, San Diego, California	439
Loews Kansas City Hotel, Kansas City, Missouri*	800
Loews Miami Beach Hotel, Miami Beach, Florida	790
Loews Minneapolis Hotel, Minneapolis, Minnesota	251
Loews Philadelphia Hotel, Philadelphia, Pennsylvania	581
Loews Regency New York Hotel, New York, New York	379
Loews Vanderbilt Hotel, Nashville, Tennessee	340
Loews Ventana Canyon Resort, Tucson, Arizona*	398

Joint Venture:
Hard Rock Hotel, at Universal Orlando, Orlando, Florida	650
Live! by Loews, Arlington, Texas	300
Live! By Loews, St. Louis, Missouri	216
Loews Atlanta Hotel, Atlanta, Georgia	414
Loews Hollywood Hotel, Hollywood, California	628
Loews Portofino Bay Hotel, at Universal Orlando, Orlando, Florida	750
Loews Royal Pacific Resort, at Universal Orlando, Orlando, Florida	1,000
Loews Sapphire Falls Resort, at Universal Orlando, Orlando, Florida	1,000
Universal’s Aventura Hotel, Orlando, Florida	600
Universal’s Cabana Bay Beach Resort, Orlando, Florida	2,200
Universal’s Endless Summer Resort – Dockside Inn and Suites, Orlando, Florida	2,050
Universal’s Endless Summer Resort – Surfside Inn and Suites, Orlando, Florida	750

Management Contract:
Bisha Hotel and Residences, Toronto, Canada	96
Loews Boston Hotel, Boston, Massachusetts	225
Loews New Orleans Hotel, New Orleans, Louisiana	285
Loews Santa Monica Beach Hotel, Santa Monica, California	347

*Loews Hotels & Co has a controlling majority equity interest in this property.

Note:    Three owned hotels and nine joint venture hotels are subject to land leases.

Recent Developments and Growth Projects:

•In 2021, the sale of the Hotel 1000 in Seattle, Washington was completed;

•In 2022, Loews Coral Gables Hotel in Coral Gables, Florida is expected to be completed. The hotel, which is currently under construction, is planned to be an approximately 242 guestroom hotel in which Loews Hotels & Co will serve as manager and have a noncontrolling equity interest; and

•In 2024, Loews Arlington Hotel and Convention Center in Arlington, Texas is expected to be completed. The hotel, which is currently under construction, is planned to be an approximately 888 guestroom hotel with over 250,000 square feet of function space in which Loews Hotels & Co will serve as manager and has a controlling majority equity interest.

ALTIUM PACKAGING LLC

Altium Packaging is a packaging solutions provider and manufacturer in North America. The business specializes in customized mid- and short-run packaging solutions, serving a diverse customer base in the pharmaceutical, dairy, household chemicals, food/nutraceuticals, industrial/specialty chemicals, water and beverage/juice industries. Altium Packaging develops, manufactures and markets a wide range of extrusion blow-molded and injection molded plastic containers. In addition, Altium Packaging manufactures commodity and differentiated plastic resins from recycled plastic materials. Altium Packaging sells its products throughout North America and its customers include a diverse customer base of many nationally recognized branded food, beverage, consumer products and pharmaceutical companies.

On April 1, 2021, we sold 47% of Altium Packaging and following the transaction deconsolidated Altium Packaging. Subsequent to deconsolidation, our investment in Altium Packaging is accounted for under the equity method of accounting.

HUMAN CAPITAL

Including our subsidiaries, we employed approximately 10,340 persons at December 31, 2021. CNA employed approximately 5,600 persons. Boardwalk Pipelines employed approximately 1,210 persons, approximately 95 of whom were covered under collective bargaining agreements. Loews Hotels & Co employed approximately 3,400 persons, approximately 1,000 of whom were covered under collective bargaining agreements. We and our subsidiaries have satisfactory labor relations. Separately, unconsolidated entities employ approximately 4,200 persons at properties managed by Loews Hotels & Co and approximately 3,500 persons at Altium Packaging.

We and our subsidiaries understand that seeking to hire the best people and cultivating an engaging workplace is critical to our businesses’ long-term strategic success. The specialist nature of our businesses also requires commitment to maintaining that talent pool. Each of us has programs in place to help employees build their knowledge, skills and experience, as well as to guide their career development.

Across the Loews enterprise, a cornerstone of our human capital strategy is our commitment to fostering a diverse, inclusive and engaging work environment, where all people are respected and encouraged to contribute their ideas. We believe that by employing individuals with different backgrounds and experiences, we can better meet the diverse needs of our stakeholders. Cultivating an engaging workplace and continuously improving the employee experience helps attract and retain key talent.

We and our subsidiaries offer compensation and benefits packages that are appropriate to each of our businesses. These packages may include 401k and other retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and family assistance programs, including paid family leave. We and certain of our subsidiaries also offer stock-based compensation to certain management and other senior personnel as a way to attract and retain key talent.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

			First
			Became
Name	Position and Offices Held	Age	Officer

Marc A. Alpert	Senior Vice President, General Counsel and Secretary	59	2016
David B. Edelson	Senior Vice President and Chief Financial Officer	62	2005
Richard W. Scott	Senior Vice President and Chief Investment Officer	68	2009
Kenneth I. Siegel	Senior Vice President	64	2009
James S. Tisch	Office of the President, President and Chief Executive Officer	69	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	68	1987

On October 28, 2021, David B. Edelson informed the Company that he will resign as Chief Financial Officer on May 10, 2022 and as Senior Vice President on June 30, 2022. He will remain a senior advisor after June 30, 2022. Our Board of Directors has elected Jane Wang as Senior Vice President and Chief Financial Officer, effective May 10, 2022. Ms. Wang, age 40, has been a Vice President since 2014. Ms. Wang joined our corporate development department in 2006.

James S. Tisch is the brother of Andrew H. Tisch, Co-Chairman of the Board. Jonathan M. Tisch is a cousin of James S. Tisch and Andrew H. Tisch. None of our other executive officers or directors is related to any other.

All of our executive officers have served in their current roles at Loews Corporation for at least the past five years.

Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

AVAILABLE INFORMATION

Our website address is www.loews.com. We make available, free of charge, through the website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Nominating and Governance Committee charter are also available on our website. Information on or accessible through our website is not incorporated by reference into this Report. This Annual Report on Form 10-K and our other SEC filings are also accessible through the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Our business and the businesses of our subsidiaries face many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, cash flows, financial condition, or equity of one or more of our subsidiaries. We have described below the material risks facing us and our subsidiaries. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also materially adversely impact our business or the businesses of our subsidiaries.

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

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include frequency of claims, claim severity, mortality, morbidity, discount rates, economic, social and medical inflation, claim handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.

There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as workers’ compensation, general liability and professional liability, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in economic and social inflation, and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with CNA’s insurance reserves are outlined in the Insurance Reserves and Critical Accounting Estimates sections of MD&A in Item 7.

CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. Further, the impact of social inflation continues to be significant, and the trajectory of its future impact remains uncertain. These issues, as well as social inflation, have had, and may continue to have, a negative effect on CNA’s business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves. The effects of unforeseen emerging claim and coverage issues are extremely difficult to predict and may be material.

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

A prolonged period during which investment returns remain at levels lower than those anticipated in CNA’s reserving discount rate assumptions could result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may require increases to its reserves. This risk is more significant for CNA’s long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the Internal Revenue Code may also affect the rate at which CNA discounts its reserves. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests. Any adverse deviation between the level of future premium rate increases approved and the level included in CNA’s reserving assumptions may require an increase to its reserves.

CNA is vulnerable to material losses from natural and man-made disasters.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.

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

Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. CNA’s principal reinsurance protection against these large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”) through December 31, 2027. However, such coverage is subject to a mandatory deductible and other limitations. It is also possible that future legislation could change or eliminate the program, which could adversely affect CNA’s business by increasing its exposure to terrorism losses, or by lowering its business volume through efforts to avoid that exposure. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Catastrophes and Related Reinsurance.

As a result of the items discussed above, catastrophe losses are particularly difficult to estimate, could cause CNA to exhaust its available reinsurance limits and could adversely affect the cost and availability of reinsurance. Accordingly, catastrophic events could have a material adverse effect on CNA’s business, results of operations, financial condition and liquidity.

The COVID-19 pandemic and measures to mitigate the spread of the virus have resulted in increased claims and related litigation risk across CNA’s enterprise, which may continue to have adverse impacts on its business, results of operations and financial condition and could be material.

CNA has experienced, and may continue to experience, increased claim submissions and litigation related to denial of claims based on policy coverage, or the facts of the claim, in certain lines of business that are implicated by the pandemic and mitigating actions taken by its customers and governmental authorities in response to its spread. These lines include primarily healthcare professional liability, workers’ compensation, commercial property-related business interruption coverage, management liability (directors and officers, employment practices, and professional liability lines) and trade credit. CNA recorded significant losses during 2020, the majority of which are classified as incurred but not reported (“IBNR”) reserves, in these areas and may experience continued losses, which could be material.

Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, may have a material impact on CNA’s business, results of operations and financial condition.

CNA has incurred and may continue to incur substantial expenses related to litigation activity in connection with COVID-related legal claims. These actions primarily relate to denial of claims submitted as a result of the pandemic and the mitigating actions under commercial property policies for business interruption coverage, including lockdowns and closing of certain businesses. The significance of such litigation, both in substance and volume, and the resultant activities CNA has initiated, including external counsel engagement, and the costs related thereto, may have a material impact on CNA’s business, results of operations and financial condition.

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

On August 31, 2010, CNA completed a retroactive reinsurance transaction under which substantially all of its legacy A&EP liabilities were ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4.0 billion (“loss portfolio transfer” or “LPT”). The cumulative amount ceded under the loss portfolio transfer as of December 31, 2021 is $3.4 billion. If the other parties to the loss portfolio transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the loss portfolio transfer exceed the aggregate limit of $4.0 billion or CNA determines it has exposures to A&EP claims not covered by the loss portfolio transfer, CNA may need to increase its recorded net reserves which would result in a charge against earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the loss portfolio transfer, CNA will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce CNA’s earnings.

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

CNA’s underwriting strategies currently rely on the effectiveness of reinsurance arrangements and CNA accordingly faces risks relating to reinsurance, including obtaining reinsurance at a cost or on terms and conditions it deems acceptable, reinsurance counterparty risk and ineffective reinsurance coverage.

A primary reason CNA purchases reinsurance is to manage its exposure to risk, thereby facilitating its underwriting strategies in certain key areas. Under CNA’s ceded reinsurance arrangements, a reinsurer assumes a specified portion of its exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the volatility of its business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost or on terms and conditions it deems acceptable, CNA’s risk exposure will not be mitigated or it may forego such increased risk, thereby adversely impacting its underwriting strategies. In addition, use of reinsurance exposes CNA to credit risk of the reinsurers, as the reinsurance arrangements do not relieve it of the liability to the customer. If a reinsurer is unable to meet its financial obligations under a reinsurance arrangement, CNA will remain obligated under the original policies issued to its customers. Furthermore, while CNA uses various risk management methods, including the use of reinsurance, to effectively manage risk, there is the possibility that one or more natural catastrophes and/or terrorism or other events could result in claims substantially exceeding expectations, thereby making the reinsurance strategy significantly less effective. Such reinsurance-related risks could have a material adverse effect on CNA’s business, results of operations and financial condition and adversely affect its underwriting strategies in certain lines of business.

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

CNA uses analytical models to assist its decision making in key areas such as pricing, reserving, catastrophe risks and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.

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

In addition, the effectiveness of any model can be degraded by operational risks, including the improper use of the model, input errors, data errors and human error. As a result, actual results may differ materially from CNA’s modeled results. CNA’s profitability and financial condition substantially depends on the extent to which its actual experience is consistent with the assumptions CNA uses in its models and ultimate model outputs. If, based upon these models or other factors, CNA misprices its products or fails to appropriately estimate the risks it is exposed to, its business, results of operations and financial condition may be materially adversely affected.

Any significant interruption in the operation of CNA’s business functions, facilities and systems or its vendors’ facilities and systems could result in a materially adverse effect on its operations.

CNA’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted manner, through its employees or vendor relationships and using its and its vendor’s facilities and systems, necessary business functions, such as internet support and 24-hour call centers, processing new and renewal business, providing customer service, processing and paying claims and other obligations and issuing financial statements.

CNA’s, or its vendors’, facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of data processing and storage systems or unavailability of communications facilities. An interruption in CNA’s system availability occurred in March 2021 as a result of a cybersecurity attack sustained by CNA. Please refer to the immediately following risk factor for further information regarding this incident. Likewise, CNA could experience a significant failure, interruption or corruption of one or more of its vendors’ information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded. The shut-down or unavailability of one or more of CNA’s or its vendors’ systems or facilities for these or any other reasons could significantly impair CNA’s ability to perform critical business functions in a timely basis.

In addition, because CNA’s information technology and telecommunications systems interface with and depend on third-party systems, CNA could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of CNA’s ability to perform necessary business functions.

The foregoing risks could expose CNA to monetary and reputational damages. Potential exposures resulting from the March 2021 cybersecurity attack, described in the immediately following risk factor, as well as any future incidents may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, with those costs potentially not recoverable under relevant insurance coverage. CNA anticipates making continued investments to improve its security and infrastructure which are not recoverable under relevant insurance coverage. If CNA’s business continuity plans or system security do not sufficiently address these risks, they could have a material adverse effect on CNA’s business, results of operations and financial condition.

Any significant breach in CNA’s data security infrastructure or its vendors’ facilities and systems could disrupt business, cause financial losses and damage its reputation, and insurance coverage may not be available for claims related to a breach.

A significant breach of CNA’s data security infrastructure may result from actions by its employees, vendors, third-party administrators, or unknown third parties or through cyber attacks. The risk of a breach can exist whether software services are in CNA’s data centers or are cloud-based software services. Breaches have occurred, and may occur again, in CNA’s systems and in the systems of its vendors and third party administrators.

Such a breach could affect CNA’s data framework or cause a failure to protect the personal information of its customers, claimants or employees, or sensitive and confidential information regarding its business and may result in operational impairments and financial losses, as well as significant harm to its reputation. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. During the third quarter of 2021, CNA was notified of a breach of certain systems of a third party administrator, which resulted in breach notifications sent by such administrator to potentially impacted persons, including a limited number of CNA’s claimants. While CNA does not believe such notifications and resultant actions will have a material adverse effect on its business, this or similar incidents, or any other such breach of CNA’s or its vendors’ data security infrastructure could have a material adverse effect on its business, results of operations and financial condition.

CNA sustained a sophisticated cybersecurity attack in March 2021 involving ransomware that caused a network disruption and impacted certain of its systems. Upon detection, CNA undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement and key regulators. CNA restored network systems and resumed normal operations. CNA is continuing to assess all actions that it will take to improve its existing systems.

CNA’s investigation revealed that an unauthorized third party copied some personal information relating to certain current and former employees, contractor workers and their dependents and certain other persons, including some policyholders. In July 2021, CNA provided notifications to the impacted individuals and to regulators, in accordance with applicable law. Although CNA currently has no indication that the impacted data has been misused, or that CNA or its policyholder data was specifically targeted by the unauthorized third party, it may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data, whether or not such data is misused. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding its business or policyholders could cause harm to CNA’s reputation and result in the loss of business with existing or potential customers, which could adversely impact its business, results of operations and financial condition.

Although CNA maintains cybersecurity insurance coverage insuring against costs resulting from cyber attacks (including the March 2021 attack), CNA does not expect the amount available under its coverage policy to cover all losses. Costs and expenses incurred and likely to be incurred by CNA in connection with the March 2021 attack include both direct and indirect costs and are not all covered by its insurance coverage. In addition, potential disputes with its insurers about the availability of insurance coverage for claims relating to the March 2021 attack or any future incident could occur. Further, as a result of the March 2021 attack, CNA incurred higher costs for the replenishment of its current policy through the end of the term, and CNA believes it will incur higher costs for future cybersecurity insurance coverage beyond the current term.

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

Portions of CNA’s insurance business are underwritten and serviced by third parties. With respect to underwriting, CNA’s contractual arrangements with third parties will typically grant them limited rights to write new and renewal policies, subject to contractual restrictions and obligations, including requiring them to underwrite within the terms of CNA’s licenses. Should these third parties issue policies that exceed these contractual restrictions, CNA could be deemed liable for such policies and subject to regulatory fines and penalties for any breach of licensing requirements. It is possible that in such circumstance CNA might not be fully indemnified for such third parties’ contractual breaches.

Additionally, CNA relies on certain third-party claims administrators, including the administrators of its long term care claims, to handle policyholder services and perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against CNA and adverse regulatory enforcement exposure.

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

The IAIS has adopted a common framework for the supervision of internationally active insurance groups and continues to develop a group basis ICS. The NAIC is also developing a group capital standard that is intended to be comparable to the ICS. The development and adoption of these capital standards could increase CNA’s prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase its cost of regulatory compliance.

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

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as CNA’s public debt, are rated by rating agencies, including, A.M. Best Company (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings, Inc. (“Fitch”). Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders, and may also reflect opinions on other areas such as information security and ESG matters.

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

These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations have recently been introduced, or are being considered, in the areas of information security and ESG, which may also affect CNA’s business.

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

The FERC regulates the rates Boardwalk Pipelines can charge for its natural gas transportation and storage operations. For cost-based services, the FERC establishes both the maximum and minimum rates Boardwalk Pipelines can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. Boardwalk Pipelines may not be able to recover its costs, including certain costs associated with pipeline integrity, through existing or future rates.

The FERC and/or Boardwalk Pipelines’ customers could challenge the maximum applicable rates that any of its regulated pipelines can charge in accordance with Section 5 of the NGA. Adoption of potential legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of Boardwalk Pipelines’ pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

Boardwalk Pipelines’ operations, and those of Boardwalk Pipelines’ customers, are subject to a series of risks regarding climate change.

The threat of climate change continues to attract considerable attention in the U.S. and in other countries. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor, limit and eliminate both existing and future emissions of GHGs. These proposals expose Boardwalk Pipelines’ operations as well as the operations of its fossil fuel producer customers to a series of regulatory, political, litigation and financial risks.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has issued several rules regulating GHGs following the U.S. Supreme Court finding that GHGs are air pollutants under the CAA and the EPA’s own endangerment finding for certain GHGs, including carbon dioxide and methane. The EPA regulates GHGs through various requirements, including permitting for GHG emissions from large stationary sources, annual reporting on GHG emissions from oil and gas facilities, New Source Performance Standards (“NSPS”) restricting methane emissions from new facilities in the natural gas sector, and GHG emissions limits on vehicles together with the DOT. The EPA’s regulation of methane emissions continues to undergo significant changes. In June 2021, President Biden signed into law a joint resolution of Congress under the Congressional Review Act that rescinded the EPA’s 2020 Policy Rule, effectively reinstating the 2012 and 2016 NSPS for the transmission and storage sector. In November 2021, the EPA proposed a rule to establish standards of performance for methane and volatile organic compound emissions from new sources and, for the first time, existing sources, within the crude oil and natural gas source category, including the transmission and storage sector. The proposed rule includes several requirements relevant to Boardwalk Pipelines’ operations, including stricter emissions limits for various facilities and equipment (including pneumatic controllers, storage tanks, reciprocating compressors and wet seal centrifugal compressors), more frequent leak detection and monitoring of fugitive emissions from compressor stations, and deadlines for repairing fugitive emissions. The EPA plans to issue a supplemental proposal containing proposed regulations in 2022 and aims to finalize the rule by the end of 2022.

Governmental entities, including certain states and groups of states, have adopted or are considering legislation, regulations or other initiatives such as GHG cap and trade programs, carbon taxes, GHG reporting and tracking programs, and emissions limits. At the international level, in February 2021 the U.S. rejoined the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years. In April 2021, President Biden announced a new target for the U.S. to reduce GHG emissions 50-52% from 2005 levels by 2030. In November 2021, the U.S. joined other nations for the 26th Conference to the Parties (COP26), during which nations including the U.S. made various commitments, including the Global Methane Pledge to reduce methane emissions 30% from 2020 levels by 2030.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. The Biden administration and future administrations could take various actions to curtail oil and natural gas production and transportation, including limiting fracturing of oil and natural gas wells, restricting flaring and venting during natural gas production on federal properties, limiting or banning oil and gas leases on federal lands and offshore waters, increasing requirements for construction and permitting of pipeline infrastructure and

LNG export facilities, and further restricting GHG emissions from oil and gas facilities. Litigation risks are also increasing, as a number of cities and other governmental entities have brought suit alleging that fossil fuel producers created public nuisances by producing fuels that contributed to global warming effects such as rising sea levels, are responsible for associated roadway and infrastructure damage, or defrauded investors or customers by failing to timely and adequately disclose adverse effects of climate change.

There are also increasing financial risks for fossil fuel energy companies as investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor alternative power sources (such as wind, solar, geothermal, tidal and biofuels), making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. Financial institutions could be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020 the Federal Reserve joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and in 2021 the Federal Reserve issued a statement supporting the efforts of NGFS in identifying potential solutions for climate-related challenges relevant to central banks and supervisory authorities. While Boardwalk Pipelines cannot predict what policies may result from these announcements, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration and production or midstream energy business activities, which could adversely impact its business and operations. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures are misleading or deficient.

The adoption and implementation of new or more stringent international, federal, regional, state or local legislation, regulations or other initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict fossil fuel production could result in increased costs of compliance for fossil fuel use, and thereby reduce demand for fossil fuels, which could reduce demand for Boardwalk Pipelines’ transportation and storage services. Political, litigation and financial risks may result in Boardwalk Pipelines’ fossil fuel producer customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for Boardwalk Pipelines’ services. Moreover, the increased competitiveness of alternative energy sources could reduce demand for hydrocarbons and for Boardwalk Pipelines’ services. Finally, Boardwalk Pipelines may also be subject to various physical risks from climate change. For more information on these physical risks, see Boardwalk Pipelines’ risk factor titled “Climatic conditions and events could adversely impact Boardwalk Pipelines’ operations, pipelines and facilities, or those of its customers or suppliers” below.

Climatic conditions and events could adversely impact Boardwalk Pipelines’ operations, pipelines and facilities, or those of its customers or suppliers.

Climatic events can cause disruptions to, delays in or suspension of Boardwalk Pipelines’ services, by interrupting its operations, causing loss of or damage to equipment, or having similar impacts on its customers or third party suppliers. In general, Boardwalk Pipelines’ operations could be significantly impacted by climatic conditions such as increased frequency and severity of storms, floods and wintry conditions. Boardwalk Pipelines’ pipeline operations along coastal waters and offshore in the Gulf of Mexico could be adversely impacted by climatic conditions such as rising sea levels, subsidence and erosion, which could result in serious damage to Boardwalk Pipelines’ facilities and affect its ability to provide transportation services. Such damage could result in leakage, migration, releases or spills from Boardwalk Pipelines’ operations and could result in liability, remedial obligations or otherwise have a negative impact on operations. Such climactic conditions could also impact Boardwalk Pipelines’ customers’ ability to utilize Boardwalk Pipelines’ services and third party suppliers’ ability to provide Boardwalk Pipelines with the products and services necessary to maintain operation of its facilities. Boardwalk Pipelines may incur significant damages as well as costs to repair or maintain its facilities, which could adversely affect its operations and the financial health of its business. In recent years, local governments and landowners in Louisiana have filed lawsuits against energy companies, alleging that their operations contributed to increased coastal rising seas and erosion and seeking substantial damages. Changing meteorological conditions, particularly temperature, may affect the amount, timing, or location of demand for energy or the products Boardwalk Pipelines transports, which may impact demand for its services.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject Boardwalk Pipelines to increased capital and operating costs and operational delays.

Boardwalk Pipelines’ interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation, and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, remediation of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 1 and 2 areas (depending on the potential impacts of a risk event), Class 3 and Class 4 areas, as well as in areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of Boardwalk Pipelines’ intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect Boardwalk Pipelines’ intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies, could cause Boardwalk Pipelines to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in Boardwalk Pipelines incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to its operations or ability to reliably serve its customers. Requirements that are imposed under the 2011 Act, the 2016 Act or the 2020 Act, or other pipeline safety legislation or implementing regulations, may also increase Boardwalk Pipelines’ capital and operating costs or impact the operation of its pipelines.

Boardwalk Pipelines has entered into certain firm transportation contracts with shippers that utilize the design capacity of certain of its pipeline assets, based upon the authority Boardwalk Pipelines received from PHMSA to operate those pipelines at higher than normal operating pressures of up to 0.80 of the pipeline’s SMYS under issued permits with specific conditions. PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, it could affect Boardwalk Pipelines’ ability to transport all of its contracted quantities of natural gas on these pipeline assets and it could incur significant additional costs to reinstate this authority or to develop alternate ways to meet its contractual obligations.

Boardwalk Pipelines’ actual construction and development costs could exceed its forecasts; its anticipated cash flow from construction and development projects will not be immediate; and its construction and development projects may not be completed on time or at all.

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

Boardwalk Pipelines may face opposition to the operation of its pipelines and facilities or construction or expansion of facilities or new pipeline projects from various groups.

Boardwalk Pipelines may face opposition to the operation of its pipelines and facilities or construction or expansion of its facilities or new pipeline projects from governmental officials, environmental groups, landowners, communities, tribal or local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage Boardwalk Pipelines’ operations, acts of eco-terrorism, intervention in regulatory or administrative proceedings involving Boardwalk Pipelines’ assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of its assets and business. For example, repairing Boardwalk Pipelines’ pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist Boardwalk Pipelines’ efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. Acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment and lead to extended interruptions of Boardwalk Pipelines’ operations and material damages and costs.

The price differentials between natural gas supplies and market demand for natural gas may reduce the transportation rates that Boardwalk Pipelines can charge on certain portions of its pipeline systems.

Each year a portion of Boardwalk Pipelines firm natural gas transportation contracts expire and need to be replaced or renewed. As a result of current market conditions, Boardwalk Pipelines may renew some expiring contracts at lower rates or for shorter terms than in the past. The transportation rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Market conditions have resulted in a sustained narrowing of basis differentials on certain portions of Boardwalk Pipelines’ pipeline system, which has reduced transportation rates that can be charged in the affected areas and adversely affected the contract terms Boardwalk Pipelines can secure from its customers for available transportation capacity and for contracts being renewed or replaced. Boardwalk Pipelines expects these market conditions to continue.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact Boardwalk Pipelines’ business.

Boardwalk Pipelines’ customers, especially producers and certain plant operators, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in both domestic and worldwide supply and demand, market uncertainty and a variety of additional factors, including for natural gas, the realization of potential LNG exports and demand growth within the power generation market. Volatility in the pricing levels of natural gas, oil and NGLs could adversely affect the businesses of certain of Boardwalk Pipelines’ producer customers and could result in defaults or the non-renewal of Boardwalk Pipelines’ contracted capacity when existing contracts expire. Commodity prices could affect the operations of certain of Boardwalk Pipelines’ industrial customers, including the temporary closure or reduction of plant operations, resulting in decreased deliveries to those customers. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and decrease demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could diminish the utilization of capacity on Boardwalk Pipelines’ systems and reduce the demand of its services.

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

Boardwalk Pipelines’ indebtedness could affect its ability to meet its obligations and may otherwise restrict its activities.

As of December 31, 2021, Boardwalk Pipelines had $3.4 billion in principal amount of long-term debt outstanding. This level of debt requires significant interest payments. Boardwalk Pipelines’ inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Boardwalk Pipelines’ indebtedness could have important consequences. For example, it could:

•limit Boardwalk Pipelines’ ability to borrow money for its working capital, capital expenditures, debt service requirements or other general business activities;

•impact the ratings received from credit rating agencies;

•increase Boardwalk Pipelines’ vulnerability to general adverse economic and industry conditions; and

•limit Boardwalk Pipelines’ ability to respond to business opportunities, including growing its business through acquisitions.

Boardwalk Pipelines is permitted, under its revolving credit facility and the indentures governing its notes, to incur additional debt, subject to certain limitations under its revolving credit facility and the indentures governing the notes. If Boardwalk Pipelines incurs additional debt, its increased leverage could also result in the consequences described above.

Limited access to the debt markets and increases in interest rates could adversely affect Boardwalk Pipelines’ business.

Boardwalk Pipelines anticipates funding its capital and other spending requirements through its available financing options, including cash generated from operations, borrowings under its revolving credit facility and issuances of additional debt. Changes in the debt markets, including market disruptions, limited liquidity, and an increase in interest rates, may increase the cost of financing as well as the risks of refinancing maturing debt. This may affect its ability to raise needed funding and reduce the amount of cash available to fund its operations or growth projects or refinance maturing debt. If the debt markets were not available, it is not certain if other adequate financing options would be available to Boardwalk Pipelines on terms and conditions that it would find acceptable.

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

The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 significantly impacted the world and the U.S., and impacted global demand for oil and petrochemical products. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Boardwalk Pipelines’ operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines;

however, if significant portions of Boardwalk Pipelines’ workforce are unable to work effectively, including because of illness or quarantines, its business could be materially adversely affected. Boardwalk Pipelines may also be unable to perform fully on its contracts, and its costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable. It is possible that the continued spread of COVID-19 could also further cause disruption in Boardwalk Pipelines’ customers’ business; cause delay, or limit the ability of its customers to perform, including in making timely payments to it. The impact of COVID-19 has impacted capital markets, which may impact Boardwalk Pipelines’ customers’ financial position. The COVID-19 pandemic may also have the effect of increasing several of the other risk factors contained herein.

Boardwalk Pipelines does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to its operations.

Substantial portions of Boardwalk Pipelines’ pipelines, storage and other facilities are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents, and Boardwalk Pipelines is subject to the possibility of more onerous terms and/or increased costs to retain necessary land use rights if it does not have valid land use rights or if such land use rights lapse or terminate. Some of the rights to construct and operate Boardwalk Pipelines’ pipelines storage or other facilities on land owned by third parties and governmental agencies that it obtains are for specific periods of time. Boardwalk Pipelines cannot guarantee that it will always be able to renew, when necessary, existing land use rights or obtain new land use rights without experiencing significant costs or experiencing landowner opposition. Any loss of these land use rights with respect to the operation of Boardwalk Pipelines’ pipelines, storage and other facilities, through its inability to acquire or renew right-of-way or easement contracts or permits, licenses, consents or otherwise, could have a material adverse effect on its operations.

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

Boardwalk Pipelines currently possesses property, business interruption, cyber threat and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. The insurance coverage Boardwalk Pipelines does obtain may contain large deductibles or fail to cover certain events, hazards or potential losses.

Risks Related to Us and Our Subsidiary, Loews Hotels & Co

The COVID-19 pandemic and efforts to mitigate the spread of the virus have had, and are expected to continue to have, material adverse impacts on Loews Hotels & Co’s results of operations, financial condition and cash flows.

In response to the spread of COVID-19, governments across the globe have implemented measures to mitigate the spread of the virus, such as through city, regional or national lockdowns or stay-at-home orders, narrowly defined and widespread business closures, restrictions on travel, limitations on large group gatherings and quarantines, among others. Some of these measures, such as international travel restrictions in particular, continue in order to contain further spread. Beyond the existence of governmental restrictions, the perception of health risks associated with COVID-19 has limited, and continues to limit, business and leisure travel. The spread of the coronavirus, including its resurgence through new variants, and the continuing related containment efforts have had, and continue to have, macro-economic implications, the effects of which could be felt well beyond the time the spread of the virus is mitigated or contained. These developments have caused unprecedented disruptions to the global economy, including supply chains, air travel and normal business operations across sectors, including the hospitality industry that depends on active levels of business and leisure travel.

In response to the pandemic, Loews Hotels & Co temporarily suspended operations at the majority of its owned and/or operated hotels. While all of these hotels have resumed general operations, occupancy rates remain considerably lower, particularly for certain hotels that rely on business travel, when compared to occupancy rates prior to March of 2020. As such, revenues have been lower and may be insufficient to offset certain fixed costs, such as insurance and property taxes. The potential for the resuspension of operations varies by hotel property and will depend on numerous factors, many of which are outside Loews Hotels & Co’s control, including the transmissivity and virulence of future virus variants, the velocity of future virus spread and quarantine periods for individuals exposed or infected required or recommended by governmental authorities or medical professionals. In addition, as a result of the pandemic, Loews Hotels & Co has had to implement a number of new measures for the health and safety of its guests and employees. These new measures, which may need to remain in place for the foreseeable future, have resulted and will continue to result in increased costs.

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

The full extent and duration of the impacts caused by the COVID-19 outbreak on Loews Hotels & Co’s business, financial condition, operating results and cash flows remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity, duration, transmission rate and geographic spread of current and future variants of COVID-19 worldwide, including in the United States and Canada, the extent and effectiveness, whether perceived or actual, of the containment and mitigation measures taken, the cost to implement containment and mitigation measures, the impact of containment and mitigation measures on operations and Loews Hotels & Co’s workforce, the timing, efficacy and ability of vaccinations and other treatments to combat COVID-19, and the response of the overall economy, the travel and leisure sector, financial markets, governmental authorities and the population, particularly in areas where Loews Hotels & Co operates. Accordingly, COVID-19 presents continuing material uncertainty and risk with respect to Loews Hotels & Co’s business, results of operations, financial condition, and cash flows.

Even following containment and mitigation of COVID-19, continuing uncertainty exists around when and if Loews Hotels & Co will be able to resume normal, pre-COVID-19 level operations for business or leisure travel. Once the COVID-19 outbreak is mitigated or contained, whenever that may be, historical travel patterns, both domestic and international, may continue to be disrupted either on a temporary basis or with longer term effects. For example, certain travel is dependent on commercial airlines restoring capacity, and their inability to restore full capacity or avoid the necessity to curtail operations in the future on a temporary or more permanent basis, could impact demand for Loews Hotels & Co’s services. Additionally, businesses that continue to rely on remote working and videoconferences may reduce the level of business travel both to save costs and to reduce the risk of exposure for their employees, and they may also seek alternatives to large public gatherings such as conferences and conventions. Leisure travelers may also be less inclined to travel or gather in large groups out of ongoing safety concerns, regardless of the lifting of mandated or recommended restrictions. In addition, with the potential adverse impact on jobs and the economy more broadly, leisure travel may be further impacted due to economic reasons. Further, the demand for lodging, and consumer confidence in travel generally, may not recover as quickly as other industries. Any of these trends could have continuing material adverse effects on Loews Hotels & Co’s results of operations, financial condition and cash flow.

As part of cost containment efforts at the outset of the pandemic, Loews Hotels & Co put a substantial number of its employees on unpaid leaves of absence or severed them from the organization. Now that conditions have warranted the resumption of operations that necessitate increased staffing levels, finding and attracting sufficient talent to fill the roles that have been furloughed or eliminated has been challenging in certain markets in which Loews Hotels & Co operates. Additionally, many of Loews Hotels & Co’s service providers and suppliers also put their employees on leaves of absence or severed employees. Should they be unable to find and attract sufficient talent to fill the roles that they have furloughed or eliminated, Loews Hotels & Co may not have the requisite services or supplies available to resume operations at the time or in the manner of its choosing.

Loews Hotels & Co continues to evaluate spending and manage operating expenses as variants of COVID-19 impact different markets in which it operates. Loews Hotels & Co has received and may receive additional demands or requests from labor unions that represent its employees, whether in the course of its periodic renegotiation of collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, operational protocols or other terms that could increase costs, and could experience labor disputes or disruptions as it continues to implement mitigation plans. Some actions Loews Hotels & Co has taken, or may take in the future, to reduce costs for it or its third-party owners may negatively impact guest loyalty, owner preference, and its ability to attract and retain employees, and its reputation and market share may suffer as a result. Further, the recovery period could be extensive and certain operational changes, particularly with respect to enhanced health and safety measures, may continue to be necessary and could increase ongoing costs.

Loews Hotels & Co’s construction projects could be delayed as a result of COVID-19 and related containment efforts, including containment efforts applicable to or affecting contractors, suppliers and inspectors required to review projects.

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

In properties in which Loews Hotels & Co has an ownership interest, Loews Hotels & Co leases space to third-party tenants and earns both fixed and variable amounts of rent, depending on each underlying lease arrangement. Some of these tenants informed Loews Hotels & Co that their operations have been adversely impacted by COVID-19 business restrictions causing rent abatement periods in certain circumstances. In addition, variable rent, which is generally tied to the tenant’s sales, has been, and will continue to be, materially adversely affected by the effects of the pandemic.

Loews Hotels & Co’s business may be materially adversely affected by various operating risks common to the hospitality industry, including competition, excess supply and dependence on business travel and tourism.

Loews Hotels & Co owns and operates hotels that have different economic characteristics than many other real estate assets. A typical office property, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each hotel to change nearly every day, and results in earnings that can be highly volatile.

In addition, Loews Hotels & Co’s properties are subject to various operating risks common to the hospitality industry, many of which are beyond Loews Hotels & Co’s control, including:

•changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets, as well as more localized changes in the economy of each hotel’s geographic location;

•disruptions or delays in our supply chain for goods and materials, including those used for hotel development, renovations and operations;

•labor supply disruptions or shortages;

•war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•outbreaks of pandemic or contagious diseases, such as the recent coronavirus;

•federal, state or local government-mandated travel restrictions and/or shut-down orders of hotels or other drivers that reduce demand for hotel businesses;

•natural or man-made disasters or other catastrophes;

•material reductions or prolonged interruptions of public utilities and services;

•decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business due to self-imposed and/or government-mandated travel restrictions, adverse economic conditions or otherwise;

•decreased need for business-related travel due to innovations in business-related technology;

•the financial condition and general operational condition of the airline, automotive and other transportation-related industries and its impact on travel;

•decreased airline capacities and routes and disruption in airline operations;

•competition from other hotels and alternative accommodations, such as Airbnb, in the markets in which Loews Hotels & Co operates;

•requirements for periodic capital reinvestment to maintain and upgrade hotels;

•increases in operating costs, including labor (such as from minimum wage increases or labor shortages), workers’ compensation, benefits, insurance, food and beverage, commodity costs, energy and unanticipated costs resulting from force majeure events, due to inflation, new or different federal, state or local governmental regulations, including tariffs, constrained supply, and other factors that may not be offset by increased revenues;

•the costs and administrative burdens associated with compliance with applicable laws and regulations;

•organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for Loews Hotels & Co’s properties generally as a result of certain labor tactics;

•changes in the desirability of particular locations or travel patterns of customers, including with respect to the underlying attractions supporting Loews Hotels & Co’s immersive destination properties, such as the Universal theme parks for its Orlando, Florida properties, and stadiums, arenas and convention centers for properties in other markets;

•geographic concentration of operations and customers;

•shortages of desirable locations for development; and

•relationships with third-party property owners, developers, landlords and joint venture partners, including the risk that third-party property owners, developers, landlords and/or partners may encounter financial difficulties, may not fulfill material obligations and/or may terminate lease, management, joint venture or other agreements.

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

Loews Hotels & Co’s proportion of owned and leased properties, compared to the number of properties that it manages for third-party owners, is larger than that of some of its competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, including:

•real estate, insurance, zoning, tax, environmental and eminent domain laws;

•the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

•risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

•risks associated with the possibility that cost increases will outpace revenue increases and that, in the event of an economic slowdown, a high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•risks associated with real estate and property leases, including the possibility of rent increases and the inability to renew or extend upon favorable terms;

•risks associated with real estate condominiums, including the possibility of special assessments by condominiums that Loews Hotels & Co does not control;

•fluctuations in real estate values and potential impairments in the value of Loews Hotels & Co’s assets; and

•the relative illiquidity of real estate compared to some other assets.

The hospitality industry is subject to seasonal and cyclical volatility.

The hospitality industry is seasonal in nature. The periods during which Loews Hotels & Co’s properties experience higher revenues vary from property to property, depending principally upon location and the consumer base served. Historically, Loews Hotels & Co generally has experienced revenues and earnings that are lower in the third quarter of each year than in each of the other quarters. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of its industry may contribute to fluctuation in Loews Hotels & Co’s results of operations, financial condition and cash flows.

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

Loews Hotels & Co also competes for hotel acquisitions and development projects with entities that have similar investment objectives as it does. This competition could limit the number of suitable investment opportunities. It may also increase the bargaining power of Loews Hotels & Co’s counterparties, making it more difficult for Loews Hotels & Co to acquire or develop new properties on attractive terms or on the terms contemplated in its business plans.

Any deterioration in the quality or reputation of Loews Hotels & Co’s brands could have a material adverse effect on its reputation and business.

Loews Hotels & Co’s brands and reputation are among its most important assets. Its ability to attract and retain guests depends, in part, on the public recognition of its brands and their associated reputation. If its brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, or its brands or reputation are otherwise harmed, Loews Hotels & Co may be unable to attract guests to its properties, and may further be unable to attract or retain joint venture partners or hotel owners. Loews Hotels & Co’s reputation may also suffer as a result of negative publicity regarding its hotels, including as a result of social media reports, regardless of the accuracy of such publicity. The continued expansion of media and social media formats has compounded the potential breadth and scope of negative publicity and has made it more difficult to control and effectively manage negative publicity.

Loews Hotels & Co’s efforts to develop new properties and renovate existing properties could be delayed or become more expensive.

Loews Hotels & Co from time to time renovates its properties and is currently expanding its portfolio through the ground-up construction of new properties in Coral Gables, Florida, and Arlington, Texas, along with a support facility in

Apopka, Florida, and in the future may similarly develop additional new properties. Often these projects are undertaken with joint venture partners who may also serve as developer. These renovation and construction efforts are subject to a number of risks, including:

•construction delays, changes to plans and specifications and cost overruns (including labor and materials or unforeseeable site conditions) that may increase project costs; cause new development projects to not be completed by lender or municipal imposed required completion dates or subject Loews Hotels & Co to cancellation penalties for reservations accepted;

•obtaining zoning, occupancy and other required permits or authorizations;

•changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•governmental restrictions on the size or kind of development;

•projects financed with construction debt are subject to interest rate risk as uncertain timing and amount of draws make effective hedging difficult to obtain;

•weather delays and force majeure events, including earthquakes, tornados, hurricanes, floods and other natural or man made catastrophes; and

•design defects that could increase costs.

Additionally, renovating existing properties and developing new properties typically involve lengthy development periods during which significant amounts of capital must be funded before the properties begin to operate and generate revenue. If the cost of renovations or new development exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, Loews Hotels & Co’s operating results could be reduced. Loews Hotels & Co has seen construction timelines lengthen due to various factors, including competition for skilled construction labor, challenges related to financing, disruption in the supply chain for materials, and the impact of COVID-19 generally, and these circumstances could continue or worsen in the future. Accordingly, there can be no assurance that all development pipeline projects will result in new hotels entering Loews Hotel & Co’s system, or that those hotels will open when anticipated. Further, due to the lengthy development cycle, intervening adverse economic conditions in general and as they apply to Loews Hotels & Co and its development partners may alter or impede the development plans, thereby resulting in incremental costs or potential impairment charges. In addition, using multiple sources of capital to develop new properties reduces or eliminates the ability of Loews Hotels & Co to cease commenced projects if the overall economic environment conditions change. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.

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

Loews Hotels & Co has a concentration of hotels in Florida. Specifically, as of December 31, 2021, eight hotels, representing 55% of rooms in its system, were located at Universal Orlando in Orlando, Florida and nine hotels, representing approximately 60% of rooms in its system, were located in Florida. The concentration of hotels in one region or a limited number of markets may expose Loews Hotels & Co to risks of adverse economic and other developments that are greater than if its portfolio were more geographically diverse. These developments include regional economic downturns, a decline in the popularity of or access to area tourist attractions, such as theme parks, significant increases in the number of Loews Hotels & Co’s competitors’ hotels in these markets and potentially higher local property, sales and income taxes, property insurance costs or other expenses in the geographic markets in which it is concentrated. In addition,

Loews Hotels & Co’s properties in Florida are subject to the effects of adverse acts of nature, such as hurricanes, strong winds and flooding, which have in the past caused damage to its hotels in Florida, and which may in the future be intensified as a result of climate change, as well as outbreaks of pandemic or contagious diseases. Loews Hotels & Co’s business may be significantly affected by other risks common to the Florida tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt or reduce air travel to and from Florida for any reason can adversely affect its business.

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

Loews Hotels & Co’s properties are staffed 24 hours a day, seven days a week by thousands of employees. If it is unable to attract, retain, train and engage a sufficient number of skilled employees, its ability to manage and staff its properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages could also hinder its ability to grow and expand its business. Because payroll costs are a major component of the operating expenses at its properties, a shortage of skilled labor could also require higher wages that would increase its labor costs or temporarily ceasing to offer certain services, which could harm Loews Hotel & Co’s reputation or guest satisfaction.

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

Altium Packaging manufactures packaging that is used with products in critical sectors, such as the pharmaceutical, household and industrial cleaning and food and beverage markets, and is thus an essential business as contemplated by state and local orders. It therefore has operated, and continues to operate, all of its manufacturing facilities to support those sectors. If widespread infections were to affect any of its facilities or workers, including those supporting critical sectors, it may be required to temporarily shut down or otherwise modify the working conditions at such facilities to address the infections. Any such changes could cause Altium Packaging to be unable to meet demand from its customers if it cannot provide support from other facilities in its network.

In addition, the COVID-19 pandemic’s wide-reaching impact on the global economy has disrupted global supply chains, including those that supply Altium Packaging with raw materials and other inputs necessary for it to manufacture its packaging products. Further, the pandemic has led to labor market dislocations that have led to employee-retention issues and an increase in the cost of labor at Altium Packaging’s manufacturing facilities. If these supply chain and/or labor market disruptions continue, Altium Packaging’s business may be materially adversely affected.

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

Altium Packaging has a significant amount of indebtedness, which requires significant interest payments. Its inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business. Altium Packaging’s substantial indebtedness could have important consequences. For example, it could:

•limit its ability to borrow money for its working capital, capital expenditures, debt service requirements or other corporate purposes;

•increase its vulnerability to general adverse economic and industry conditions; and

•limit its ability to respond to business opportunities, including growing its business through acquisitions.

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

The spread of COVID-19 and mitigating measures has had, and continues to have, macroeconomic implications, the effects of which could be felt well beyond the time during which the spread of the virus is mitigated or contained. These developments have caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors and countries in which we and our subsidiaries operate. Because of the size and breadth of the pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

In response to the COVID-19 pandemic, large portions of our and our subsidiaries’ employees continue to work remotely on at least a part time basis, which, among other things, may disrupt their productivity. Similar workplace restrictions are in place at many of our and our subsidiaries’ critical vendors, which may result in interruptions in service delivery or failure by vendors to properly perform required services. In addition, having shifted to remote working arrangements and being more dependent on internet and telecommunications access and capabilities, we and our subsidiaries also face a heightened risk of cybersecurity attacks or data security incidents. We and our subsidiaries also self-insure our health benefits and therefore may experience increased medical claims as a result of the pandemic.

Failures or interruptions in or breaches to our or our subsidiaries’ computer systems or information technology or communication infrastructure or those of our third party vendors could materially and adversely affect our or our subsidiaries’ operations.

We and our subsidiaries are dependent upon information technologies, computer and communication systems and networks, including those maintained by us and our subsidiaries and those maintained and provided to us and our subsidiaries by third parties (for example, “software-as-a-service” and cloud solutions), to conduct operations and are reliant on technology to help increase efficiency in our and their businesses. We and our subsidiaries are dependent upon operational and financial computer and communication systems and information technology infrastructure to process the data necessary to conduct almost all aspects of our and their businesses. Any failure of our or our subsidiaries’ systems or information technology infrastructure, or those of our or their customers, vendors or others with whom we and they do business, could materially disrupt business operations. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes, including cyber attacks or other cyber incidents, storms and other natural disasters, terrorist attacks, fires, utility outages, theft, design defects, human error or complications encountered as existing systems are replaced or upgraded. Cyber attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more difficult to prevent, detect and remediate, and are being carried out by groups and individuals with a wide range of expertise and motives, and that may have the backing of foreign governmental actors. The U.S. government has issued public warnings that indicate energy assets may be specific targets of cyber attacks, which can have catastrophic consequences, and hotel chains, among other consumer-facing businesses, have been subject to various cyber attacks targeting payment card and other sensitive consumer information. Cyber attacks and cyber incidents take many forms, including cyber extortion, denial of service, social engineering, introduction of viruses or malware, exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement, theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromise. CNA was recently subjected to a sophisticated cybersecurity incident involving ransomware. In addition, one of CNA’s vendors also recently experienced a cybersecurity incident. For additional information about these incidents see “Risks Related to Us and Our Subsidiary, CNA Financial Corporation” above under this Part II, Item 1A.

As with other large companies, we and our subsidiaries and our and their third party vendors have experienced cyber attacks and other cyber incidents and expect this to continue. If we and our subsidiaries and our and their third party vendors do not allocate and effectively manage the resources necessary to continue to build and maintain our and their information technology security infrastructure, or if we or our subsidiaries or our or our subsidiaries’ vendors fail to timely identify or appropriately respond to cyber attacks or other cyber incidents, then this may disrupt our and our subsidiaries’ operations, cause significant damage to our or their assets and surrounding areas, cause loss of life or serious bodily injury, impact our or their data framework or cause a failure to protect personal information of customers, employees or others.

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

From time to time we and our subsidiaries may be subject to litigation, for which we and they may be unable to accurately assess the level of exposure and which if adversely determined, may have a significant adverse effect on our or their financial condition or results of operations.

We and our subsidiaries are or may become parties to legal proceedings and disputes. These matters may include, among others, contract disputes, claims disputes, reinsurance disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, intellectual property disputes, disputes related to employment and tax matters and other litigation incidental to our or their businesses. For instance, we and certain of our Boardwalk Pipelines-related subsidiaries are defendants in a class action litigation in the State of Delaware related to our 2018 acquisition of the Boardwalk Pipelines limited partnership units not already owned by our affiliates. For additional information regarding this matter, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8. Litigation is inherently subject to great uncertainty and it is difficult to predict the outcome or effect of any litigation matters. The outcome of any pending or future litigation could have a significant adverse impact on our or our subsidiaries’ financial condition or results of operations.

Acts of terrorism could harm us and our subsidiaries.

Terrorist attacks and the continued threat of terrorism in the United States or abroad, the continuation or escalation of armed hostilities or the outbreak of additional hostilities, including military and other action by the United States and its allies, could have a significant impact on us and the assets and businesses of our subsidiaries. CNA issues coverages that are exposed to risk of loss from an act of terrorism. Terrorist acts or the threat of terrorism could also result in increased political, economic and financial market instability, a decline in energy consumption and volatility in the price of oil and gas, which could affect the market for Boardwalk Pipelines’ transportation and storage services. In addition, terrorist attacks could lead to reductions in business travel and tourism which could harm Loews Hotels & Co. While our subsidiaries take steps that they believe are appropriate to secure their assets, there is no assurance that they can completely secure them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

Our subsidiaries face significant risks related to compliance with environmental laws.

Our subsidiaries have extensive obligations and financial exposure related to compliance with federal, state, local, foreign and international environmental laws, including those relating to the discharge of substances into the environment, the disposal, removal or clean up of hazardous wastes and other activities relating to the protection of the environment. Many of such laws have become increasingly stringent in recent years and may in some cases impose strict liability, which could be substantial, rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. For example, Boardwalk Pipelines is subject to extensive federal, state and local laws and regulations relating to protection of the environment. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste in connection with spills, releases, discharges and emissions of various substances into the environment. In addition, Altium Packaging may be adversely affected by laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Further, existing environmental laws or the interpretation or enforcement thereof may be amended and new laws may be adopted in the future.

Loss of key vendor relationships or issues relating to the transitioning of vendor relationships could result in a materially adverse effect on our and our subsidiaries’ operations.

We and our subsidiaries rely on products, equipment and services provided by many third-party suppliers, manufacturers and service providers in the United States and abroad, which exposes us and them to volatility in the quality, price and availability of such items. These include, for example, vendors of computer hardware, software and services, as well as other critical materials and services (including, in the case of CNA, claims administrators performing significant claims administration and adjudication functions). Certain products, equipment and services may be available from a limited number of sources. If one or more key vendors becomes unable to continue to provide products, equipment or services at the requisite level for any reason, or fails to protect our proprietary information, including in some cases personal information of employees, customers, hotel guests or others, we and our subsidiaries may experience a material adverse effect on our or their business, operations and reputation.

We could incur impairment charges related to the carrying value of the long-lived assets and goodwill of our subsidiaries and our equity method investments.

Our subsidiaries regularly evaluate their long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Most notably, we could incur impairment charges related to the carrying value of pipeline and storage assets at Boardwalk Pipelines, our equity method investment in Altium Packaging and hotel investments owned by Loews Hotels & Co.

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

Increasing scrutiny and changing expectations from stakeholders with respect to ESG practices may impose additional costs on us and our subsidiaries or expose us and our subsidiaries to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Certain influential investors in recent years have been focused on ESG practices and have placed increasing importance on the implications and social cost of their investments. In addition, organizations that provide information on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and many of these ratings processes are inconsistent with each other. Such ratings are used by some investors to inform their investment and voting decisions. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to, or increase the cost of, capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. In addition, other stakeholders, including customers, employees, suppliers, regulators and ratings agencies, have also been focused on ESG matters.

Companies have also increasingly been requested by stakeholders to create and publish disclosures regarding their ESG practices. While we and our subsidiaries may make such disclosures from time to time, many of the statements in those disclosures may not be material and may be based on expectations and assumptions that may not be representative of actual risks or events or forecasts of expected risks or events. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

As a holding company, our stakeholders generally focus on the ESG practices across our enterprise, including those at our subsidiaries. As our subsidiaries operate in different industries, the particular ESG issues that stakeholders tend to focus on differ from subsidiary to subsidiary. For instance, as a property and casualty insurer, CNA’s stakeholders may focus on the ESG practices of companies in which CNA invests, while Boardwalk Pipelines’ stakeholders may focus on climate change and emissions from Boardwalk Pipelines’ operations and Loews Hotels & Co’s stakeholders may focus on the carbon footprint of its properties.

Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern regarding ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and other adverse consequences. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in leased office space in two buildings in New York City. Information relating to our subsidiaries’ properties is contained under Item 1.

Item 3. Legal Proceedings.

Information on our legal proceedings is included in Note 17 of the Notes to Consolidated Financial Statements, included under Item 8. In addition, information regarding the bankruptcy of Diamond Offshore is included in the Overview section of MD&A in Item 7 and Note 2 of the Notes to Consolidated Financial Statements, included under Item 8.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “L”.

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group set forth below (“Loews Peer Group”) for the five years ended December 31, 2021. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2016 and that all dividends were reinvested.

250
200
150
100
50
2016
2017
2018
2019
2020
2021
Loews Common Stock
S&P 500 Index
Loews Peer Group

	2016	2017	2018	2019	2020	2021
Loews Common Stock	100.0	107.39	98.21	113.82	98.23	126.61
S&P 500 Index	100.0	121.83	116.49	153.17	181.35	233.41
Loews Peer Group (a)	100.0	104.31	93.13	117.09	101.03	129.05

(a)The Loews Peer Group consists of the following companies that are industry peers of our principal operating subsidiaries or our investment in Altium Packaging: Berry Global, Inc., Chubb Limited, Diamond Rock Hospitality Company, Enbridge Inc., Energy Transfer LP, Kinder Morgan, Inc., Ryman Hospitality Properties, Inc., Silgan Holdings Inc., Sunstone Hotel Investors, Inc., The Hartford Financial Services Group, Inc., The Travelers Companies, Inc., W.R. Berkley Corporation and Xenia Hotels & Resorts, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2021 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (a)	1,946,731	$42.15	5,887,617
Equity compensation plans not approved by security holders (b)	N/A	N/A	N/A

(a)Reflects 1,364,502 outstanding stock appreciation rights awarded under the Loews Corporation 2000 Stock Option Plan, 454,469 outstanding unvested time-based and/or performance-based restricted stock units (“RSUs”) and 127,760 deferred vested RSUs awarded under the Loews Corporation 2016 Incentive Compensation Plan. The weighted average exercise price does not take into account RSUs as they do not have an exercise price.
(b)We do not have equity compensation plans that have not been approved by our shareholders.

Approximate Number of Equity Security Holders

As of February 1, 2022, we had approximately 620 holders of record of our common stock.

Common Stock Repurchases

Our Board of Directors has authorized our management, as it deems appropriate, to purchase, in the open market, through privately negotiated transactions or otherwise, our outstanding common stock.

During the fourth quarter of 2021, we purchased shares of our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

October 1, 2021 - October 31, 2021	83,330	$54.81	N/A	N/A

November 1, 2021 - November 30, 2021	3,100,048	56.72	N/A	N/A

December 1, 2021 - December 31, 2021	2,227,755	56.33	N/A	N/A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Loews Corporation is a holding company and has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. In the first quarter of 2020, Diamond Offshore Drilling Inc. (“Diamond Offshore”) was a reportable segment; Diamond Offshore was deconsolidated during the second quarter of 2020. The Corporate segment is primarily comprised of Loews Corporation, excluding its operating subsidiaries, and the operations of Altium Packaging LLC (“Altium Packaging”) through March 31, 2021. On April 1, 2021, Loews Corporation sold 47% of Altium Packaging to GIC, Singapore’s sovereign wealth fund, for $420 million in cash consideration. As a result of the terms of this transaction, Loews Corporation shares certain participating rights with GIC related to capital allocation and other decisions and was therefore required to deconsolidate Altium Packaging as of the date of the sale under accounting principles generally accepted in the United States of America (“GAAP”). Subsequent to deconsolidation, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with Equity income (loss) reported in Operating expenses and other on the Consolidated Statements of Operations. For further information on the deconsolidations of Diamond Offshore and Altium Packaging see Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

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

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2020 and 2019 for Loews Corporation and its subsidiaries see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the years ended December 31, 2021 and 2020:

Year Ended December 31	2021	2020
(In millions, except per share data)

CNA Financial	$1,077	$618
Boardwalk Pipelines	235	206
Loews Hotels & Co	(14)	(212)
Corporate (a)	280	(1,067)
Diamond Offshore (b)	—	(476)
Net income (loss) attributable to Loews Corporation	$1,578	$(931)

Basic net income (loss) per share	$6.08	$(3.32)

Diluted net income (loss) per share	$6.07	$(3.32)

(a)	Includes a net investment gain of $555 million ($438 million after tax) related to the sale of 47% of Altium Packaging in 2021 and a net investment loss of $1.2 billion ($957 million after tax) caused by the write down of the carrying value of our interest in Diamond Offshore in 2020.
(b)	Includes impairment charges of $774 million ($408 million after tax and noncontrolling interests) at Diamond Offshore in the first quarter of 2020, prior to deconsolidation.

2021 Compared with 2020

Net income attributable to Loews Corporation for 2021 was $1.6 billion, or $6.07 per share, compared to a net loss attributable to Loews Corporation of $931 million, or $3.32 per share, in 2020. Excluding the items set forth in footnote (a) in the table above and Diamond Offshore’s 2020 net loss in the table above, net income attributable to Loews Corporation for 2021 and 2020 was $1.1 billion and $502 million.

The improvement in Loews Corporation’s results in 2021 compared to 2020 was driven by improved current accident year underwriting results, higher net investment income and investment gains in 2021 as compared to losses in 2020 for CNA and the significant improvement in results for Loews Hotels due to the rebound in leisure travel, especially at resort destinations. Boardwalk Pipelines also contributed positively to Loews Corporation’s year-over-year improvement due to higher revenues from growth projects recently placed into service. The parent company investment portfolio also generated higher gains in 2021 as compared to 2020.

CNA Financial

The following table summarizes the results of operations for CNA for the years ended December 31, 2021 and 2020 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Year Ended December 31	2021	2020
(In millions)

Revenues:
Insurance premiums	$8,175	$7,649
Net investment income	2,159	1,935
Investment gains (losses)	120	(35)
Non-insurance warranty revenue	1,430	1,252
Other revenues	24	26
Total	11,908	10,827
Expenses:
Insurance claims and policyholders’ benefits	6,349	6,170
Amortization of deferred acquisition costs	1,443	1,410
Non-insurance warranty expense	1,328	1,159
Other operating expenses	1,191	1,125
Interest	113	142
Total	10,424	10,006
Income before income tax	1,484	821
Income tax expense	(282)	(131)
Net income	1,202	690
Amounts attributable to noncontrolling interests	(125)	(72)
Net income attributable to Loews Corporation	$1,077	$618

2021 Compared with 2020

Net income attributable to Loews Corporation increased $459 million for 2021 as compared with 2020. The increase was primarily due to improved current accident year underwriting results. Net catastrophe losses were $397 million ($280 million after tax and noncontrolling interests) for 2021 as compared to $550 million ($388 million after tax and noncontrolling interests) in 2020. Net catastrophe losses for 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola. Net catastrophe losses for 2020 included $294 million related primarily to severe weather-related events, $195 million related to the COVID-19 pandemic and $61 million related to civil unrest. Results also reflect higher net investment income and investment gains in 2021 as compared with investment losses in 2020. Higher net investment income was driven by limited partnership and common stock returns and the improvement in investment gains (losses) was driven by lower impairment losses. Results for 2021 also reflect the absence of a $74 million charge ($52 million after tax and noncontrolling interests) related to the recognition of an active life reserve premium deficiency for long term care policies in 2020.

CNA’s Property & Casualty and Other Insurance Operations

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and the results of certain property and casualty businesses in run-off, including CNA Re, asbestos and environmental pollution (“A&EP”), a legacy portfolio of excess workers’ compensation (“EWC”) policies and certain legacy mass tort reserves. CNA’s products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. We believe the presentation of CNA as one reportable segment is appropriate in accordance with applicable accounting standards on segment reporting. However, for purposes of this discussion and analysis of the results of operations, we provide greater detail with respect to CNA’s Property & Casualty Operations and Other Insurance Operations to enhance the reader’s understanding and to provide further transparency into key drivers of CNA’s financial results.

Effective January 1, 2021, and in connection with the ceding of certain legacy reserves under a retroactive reinsurance agreement executed in February 2021, CNA changed the presentation of a legacy portfolio of excess workers’ compensation policies relating to business written in 2007 and prior. This business, which was previously reported as part of the Commercial business, is now reported as part of the Other Insurance Operations business. For further information on this retroactive reinsurance agreement see Note 8 of the Notes to Consolidated Financial Statements included under Item 8. In addition, a determination was made to change the presentation of certain legacy mass tort reserves. Similar to the aforementioned excess workers’ compensation legacy business, these legacy mass tort reserves were previously reported in the Commercial business and are now reported as part of the Other Insurance Operations business. These changes were made to better reflect the manner in which CNA is organized for purposes of making operating decisions and assessing performance. Prior period information has been conformed to the new presentation.

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

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes net catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs.

The following tables summarize the results of CNA’s Property & Casualty Operations for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$7,665	$4,445	$1,297	$13,407
Gross written premiums excluding third-
party captives	3,672	4,334	1,297	9,303
Net written premiums	3,225	3,595	1,101	7,921
Net earned premiums	3,076	3,552	1,057	7,685
Net investment income	497	624	57	1,178
Core income	704	394	86	1,184

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.1%	61.0%	59.0%	60.0%
Effect of catastrophe impacts	0.4	10.0	2.6	5.1
Effect of development-related items	(1.4)	0.5	0.1	(0.3)
Loss ratio	58.1%	71.5%	61.7%	64.8%
Expense ratio	30.5	31.1	33.1	31.1
Dividend ratio	0.1	0.5		0.3
Combined ratio	88.7%	103.1%	94.8%	96.2%
Combined ratio excluding catastrophes
and development	89.7%	92.6%	92.1%	91.4%

Rate	11%	7%	13%	9%
Renewal premium change	11	8	13	10
Retention	83	82	78	82
New business	$551	$843	$274	$1,668

Year Ended December 31, 2020

Gross written premiums	$7,180	$4,086	$1,133	$12,399
Gross written premiums excluding third-
party captives	3,296	3,993	1,133	8,422
Net written premiums	3,040	3,565	961	7,566
Net earned premiums	2,883	3,323	940	7,146
Net investment income	449	513	58	1,020
Core income	535	267	38	840

Other performance metrics:
Loss ratio excluding catastrophes
and development	59.9%	60.4%	60.1%	60.2%
Effect of catastrophe impacts	4.3	10.7	7.1	7.7
Effect of development-related items	(2.1)	0.5	(0.3)	(0.7)
Loss ratio	62.1%	71.6%	66.9%	67.2%
Expense ratio	31.3	33.0	35.5	32.6
Dividend ratio	0.1	0.5		0.3
Combined ratio	93.5%	105.1%	102.4%	100.1%
Combined ratio excluding catastrophes
and development	91.3%	93.9%	95.6%	93.1%

Rate	12%	10%	14%	11%
Renewal premium change	13	10	12	11
Retention	86	84	73	83
New business	$389	$761	$245	$1,395

2021 Compared with 2020

Gross written premiums, excluding third-party captives, for Specialty increased $376 million in 2021 as compared with 2020 driven by rate and higher new business. Net written premiums for Specialty increased $185 million in 2021 as compared with 2020. The increase in net earned premiums in 2021 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $359 million in 2021 as compared with 2020 driven by rate and higher new business. Net written premiums for Commercial increased $30 million in 2021 as compared with 2020. Net written premiums for 2021 were unfavorably impacted by the June 1, 2021 written premium catch-up resulting from the addition of the quota share treaty to the property reinsurance program. Excluding the impact of the June 1, 2021 written premium catch-up, net written premiums increased $142 million for 2021 as compared with 2020. Net earned premiums for Commercial increased $229 million in 2021 as compared with 2020. The increase in net earned premiums for 2021 was partially impacted by a reduction in estimated audit premiums related to COVID-19 in 2020 for Commercial.

Gross written premiums for International increased $164 million in 2021 as compared with 2020. Excluding the effect of foreign currency exchange rates, gross written premiums increased $104 million driven by rate and higher new business. Net written premiums for International increased $140 million in 2021 as compared with 2020. Excluding the effect of foreign currency exchange rates, net written premiums increased $85 million in 2021 as compared with 2020. The increase in net earned premiums in 2021 as compared with 2020 was consistent with the trend in net written premiums for International.

Core income increased $344 million in 2021 as compared with 2020 primarily due to improved current accident year underwriting results and higher net investment income driven by limited partnership and common stock returns.

Total net catastrophe losses were $397 million in 2021 as compared with $550 million in 2020. For 2021 and 2020 Specialty had net catastrophe losses of $12 million and $125 million, Commercial had net catastrophe losses of $358 million in both years and International had net catastrophe losses of $27 million and $67 million.

Favorable net prior year loss reserve development of $49 million and $70 million was recorded in 2021 and 2020. In 2021 and 2020, Specialty recorded favorable net prior year loss reserve development of $45 million and $61 million, Commercial recorded favorable net prior year loss reserve development of $6 million and $7 million and International recorded unfavorable net prior year loss reserve development of $2 million as compared with favorable net prior year loss reserve development of $2 million. Further information on net prior year loss reserve development is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Specialty’s combined ratio improved 4.8 points in 2021 as compared with 2020 primarily due to a 4.0 point improvement in the loss ratio and a 0.8 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower net catastrophe losses, which were 0.4 points of the loss ratio in 2021, as compared with 4.3 points of the loss ratio in 2020. The improvement in the expense ratio was driven by higher net earned premiums.

Commercial’s combined ratio improved 2.0 points in 2021 as compared with 2020 primarily due to a 1.9 point improvement in the expense ratio. The improvement in the expense ratio was primarily due to higher net earned premiums and lower acquisition costs. Net catastrophe losses were 10.0 points of the loss ratio in 2021, as compared with 10.7 points of the loss ratio in 2020.

International’s combined ratio improved 7.6 points in 2021 as compared with 2020 due to a 5.2 point improvement in the loss ratio and a 2.4 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses, which were 2.6 points of the loss ratio in 2021, as compared with 7.1 points of the loss ratio in 2020, and improved non-catastrophe current accident year underwriting results. The improvement in the expense ratio was driven by lower acquisition costs.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the years ended December 31, 2021 and 2020.

Years Ended December 31	2021	2020
(In millions)

Net earned premiums	$491	$504
Net investment income	981	915
Core loss	(78)	(105)

2021 Compared with 2020

Core results improved $27 million in 2021 as compared with 2020 primarily due to higher net investment income driven by limited partnership returns. Core results in 2021 included a $31 million favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2021. Core results in 2020 included a $59 million charge related to the recognition of an active life reserve premium deficiency for long term care policies. The results for 2020 also included a $36 million charge related to an increase in the structured settlement claim reserves, partially offset by a $30 million favorable impact from the reduction in long term care claim reserves, both resulting from the annual claim reserve reviews in the third quarter of 2020.

Core results for 2021 also included expenses related to the March 2021 cybersecurity attack, the recognition of a $12 million loss resulting from the legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”) and higher unfavorable net prior year loss reserve development on legacy mass tort exposures as compared with 2020. The application of retroactive reinsurance accounting to additional cessions to the A&EP Loss Portfolio Transfer (“LPT”) in both periods resulted in charges of $25 million and $5 million in 2021 and 2020, which have no economic impact. For further information on the A&EP LPT, EWC LPT and net prior year loss reserve development see Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Non-GAAP Reconciliation of Core Income to Net Income

The following table reconciles core income to net income attributable to Loews Corporation for the years ended December 31, 2021 and 2020:

Year Ended December 31	2021	2020
(In millions)

Core income (loss):
Property & Casualty Operations	$1,184	$840
Other Insurance Operations	(78)	(105)
Total core income	1,106	735
Investment gains (losses)	96	(30)
Consolidating adjustments including noncontrolling interests	(125)	(87)
Net income attributable to Loews Corporation	$1,077	$618

Boardwalk Pipelines

Overview

Boardwalk Pipelines operates in the midstream portion of the natural gas and natural gas liquids (“NGLs”) industry, providing transportation and storage for those commodities. Boardwalk Pipelines is not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on its systems. Due to the capital-intensive nature of its business, Boardwalk Pipelines’ operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of costs recorded in fuel and transportation expense, which are netted with fuel retained on our Consolidated Statements of Operations. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

Firm Agreements

A substantial portion of Boardwalk Pipelines’ transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2021, approximately 89% of Boardwalk Pipelines’ revenues were derived from capacity reservation fees under firm contracts. The table below shows a rollforward of operating revenues under committed firm agreements in place as of December 31, 2020 to December 31, 2021, including agreements for transportation, storage and other services, over the remaining term of those agreements:

As of December 31, 2021
(In millions)

Total projected operating revenues under committed firm agreements as of December 31, 2020	$9,450
Adjustments for:
Actual revenues recognized from firm agreements in 2021 (a)	(1,180)
Firm agreements entered into in 2021	790
Total projected operating revenues under committed firm agreements as of December 31, 2021	$9,060

(a)Reflects an increase of $70 million in Boardwalk Pipelines’ actual 2021 revenues recognized from fixed fees under firm agreements as compared with its expected 2021 revenues from fixed fees under firm agreements, including agreements for transportation, storage and other services as of December 31, 2020, primarily due to an increase from contract renewals that occurred in 2021.

During 2021, Boardwalk Pipelines entered into $790 million of new firm agreements, of which approximately 28% were from new growth projects executed in 2021. For firm agreements associated with new growth projects, the associated assets may not be placed into commercial service until sometime in the future. Each year a portion of Boardwalk Pipelines’ firm transportation and storage agreements expire. The rates Boardwalk Pipelines is able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). As of December 31, 2021, Boardwalk Pipelines’ top ten customers holding firm capacity under firm agreements comprised approximately 39% of its total projected operating revenues. Additionally, the credit profile associated with Boardwalk Pipelines’ customers comprising the total projected operating revenues under firm agreements as of December 31, 2021 was 74% rated as investment grade, 10% rated as non-investment grade and 16% not rated.

Pipeline System Maintenance

Boardwalk Pipelines incurs substantial costs for ongoing maintenance of its pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from its transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as HCAs, and MCAs, along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along Boardwalk Pipelines’ NGL pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas. These regulations have resulted in an overall increase in Boardwalk Pipelines’ ongoing maintenance costs, including maintenance capital and maintenance expense. In 2019, PHMSA issued the first part of its gas Mega Rule, which became effective on July 1, 2020. This regulation imposed numerous requirements, including MAOP reconfirmation through re-verification of all historical records for pipelines in service, which re-certification process may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. In 2021, PHMSA issued a final rule that will impose safety regulations related to onshore gas gathering lines and in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, is expected to commence inspection of these plans in 2022. It is expected that these new rules will cause Boardwalk Pipelines to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to its ability to reliably serve its customers as described under Item 1A. Risk Factors of this Report.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that Boardwalk Pipelines undertakes will affect the amounts we record as property, plant and equipment on the Consolidated Balance Sheets or recognize as expenses, which impacts earnings. In 2022, Boardwalk Pipelines expects to spend approximately $400 million to maintain its pipeline systems and to comply with new regulatory initiatives previously mentioned, of which approximately $155 million is expected to be maintenance capital. In 2021, Boardwalk Pipelines spent $381 million to maintain its pipeline systems, of which $154 million was recorded as maintenance capital.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipelines for the years ended December 31, 2021 and 2020 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2021	2020
(In millions)

Revenues:
Operating revenues and other	$1,349	$1,302
Total	1,349	1,302
Expenses:
Operating and other	885	855
Interest	161	170
Total	1,046	1,025
Income before income tax	303	277
Income tax expense	(68)	(71)
Net income attributable to Loews Corporation	$235	$206

2021 Compared with 2020

Total revenues increased $47 million in 2021 as compared with 2020. Including the effect of items in fuel and transportation expense and excluding net proceeds of approximately $34 million in 2020 as a result of drawing on a letter of credit due to a customer bankruptcy in 2020, operating revenues increased $77 million primarily driven by recently completed growth projects and higher utilization based revenues due to higher volumes.

Operating expenses increased $30 million in 2021 as compared with 2020. Excluding items offset with operating revenues, operating expenses increased $26 million, primarily due to an increase in maintenance project costs and an increased asset base from recently completed growth projects. Interest expense decreased $9 million in 2021 as compared with 2020 primarily due to lower interest rates and lower average outstanding long term debt balances.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the years ended December 31, 2021 and 2020 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2021	2020
(In millions)

Revenues:
Operating revenue	$337	$167
Other revenues	47	37
Revenues related to reimbursable expenses	96	74
Total	480	278
Expenses:
Operating and other:
Operating	334	273
Asset impairments	10	36
Reimbursable expenses	96	74
Depreciation	63	63
Equity (income) loss from joint ventures	(47)	73
Interest	36	33
Total	492	552
Loss before income tax	(12)	(274)
Income tax (expense) benefit	(2)	62
Net loss attributable to Loews Corporation	$(14)	$(212)

2021 Compared with 2020

Loews Hotels & Co’s results have been significantly impacted by the COVID-19 pandemic. By April 2020, most hotel properties owned and/or operated by Loews Hotels & Co had temporarily suspended operations. These hotel properties gradually resumed operations at various times, culminating with all hotels having resumed operations by June 30, 2021. During 2021, overall occupancy rates gradually improved, with hotel properties located in resort destinations improving sooner than hotel properties located in city centers. However, occupancy levels have not reached pre-pandemic levels at many hotels owned and/or operated by Loews Hotels & Co, and business in certain markets continues to be adversely impacted by COVID-19 variants.

Operating revenues improved by $170 million and operating expenses increased by $61 million in 2021 as compared with 2020. This comparison is impacted by robust pre-pandemic business levels prior to mid-March 2020 followed by results that were significantly depressed by the pandemic for the remainder of 2020. Through 2021, occupancy levels have gradually increased leading to improved revenues at all hotel properties, particularly those in resort areas, with operating expense also increasing to support the increased demand levels. As all properties have not resumed all levels of pre-pandemic service offerings, hotel operating expense, including staffing levels, will continue to increase as those resume.

Equity (income) loss from joint ventures improved $120 million in 2021 as compared to 2020, driven by the resumption of operations and associated occupancy improvements primarily at joint venture hotels in resort destinations.

Loews Hotels & Co considers events or changes in circumstances that indicate the carrying amount of its assets may not be recoverable. In 2021 and 2020, Loews Hotels & Co recorded impairment charges of $10 million and $36 million to reduce the carrying value of certain assets to their estimated fair value.

Other revenues for 2021 included $39 million related to the one-time acceleration of government grant payments, used to retire outstanding debt of an owned hotel prior to maturity and cover certain prepayment costs, and net gains of $8 million related primarily to the sale of undeveloped land. Other revenues for 2020 included gains of $37 million related to the sales of an owned hotel and an office building.

Interest expense for 2021 increased $3 million as compared with 2020 primarily due to the write off of unamortized issuance costs and the prepayment premium associated with the debt retirement mentioned above.

Corporate

Corporate operations consist primarily of investment income, interest expense and administrative costs at the Parent Company. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of the trading portfolio held at the Parent Company. Corporate also includes the operating results of Altium Packaging through March 31, 2021 and the equity method accounting for Altium Packaging beginning on April 1, 2021, as a result of the sale of 47% of Altium Packaging and the resulting deconsolidation. See Note 2 of the Notes to Consolidated Financial Statements included under Item 8 for further information.

The following table summarizes the results of operations for Corporate for the years ended December 31, 2021 and 2020 as presented in Note 19 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2021	2020
(In millions)

Revenues:
Net investment income	$99	$59
Investment gains (losses)	540	(1,211)
Operating revenues and other	281	1,023
Total	920	(129)
Expenses:
Operating and other	399	1,098
Interest	114	127
Total	513	1,225
Income (loss) before income tax	407	(1,354)
Income tax (expense) benefit	(127)	287
Net income (loss) attributable to Loews Corporation	$280	$(1,067)

2021 Compared with 2020

Net investment income for the Parent Company increased $40 million in 2021 as compared with 2020 primarily due to improved results from equity based investments, partially offset by lower average yields on short term investments.

Investment gains of $540 million in 2021 were primarily due to a gain of $555 million ($438 million after tax) on the sale of 47% of Altium Packaging. Investment losses of $1.2 billion ($957 million after tax) for 2020 was due to the loss recognized upon deconsolidation of Diamond Offshore as a result of its Chapter 11 Filing.

Operating revenues and other for 2021 include Altium Packaging revenues of $280 million prior to its deconsolidation on April 1, 2021 and $1,022 million for 2020.

Operating and other expenses decreased in 2021 as compared with 2020 primarily due to the deconsolidation of Altium Packaging on April 1, 2021. Operating and other expenses for Altium Packaging were $300 million in 2021 and $992 million in 2020. Operating and other expenses also include legal and other corporate overhead expenses at the Parent Company.

Interest expenses decreased $13 million in 2021 as compared with 2020, primarily due to the deconsolidation of Altium Packaging on April 1, 2021, partially offset by the May 2020 issuance of the Parent Company’s $500 million 3.2% senior notes and a charge of approximately $14 million to write off debt issuance costs for the early retirement of debt at Altium Packaging in the first quarter of 2021.

Income tax expense includes the recognition of a $40 million deferred tax liability related to the sale of Altium Packaging.

Diamond Offshore

Amounts presented for Diamond Offshore for 2020 only include the period through its deconsolidation on April 26, 2020. Contract drilling revenues and contract drilling expenses were $287 million and $254 million for this 2020 period. Results for 2020 also include an aggregate asset impairment charge of $774 million ($408 million after tax and noncontrolling interests) recognized in the first quarter of 2020. For more information on the deconsolidation of Diamond Offshore see Note 2 of the Notes to Consolidated Financial Statements included under Item 8 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.4 billion at December 31, 2021 as compared to $3.5 billion at December 31, 2020. In 2021, we received $853 million in cash dividends from our subsidiaries, including a special cash dividend of $182 million from CNA and a $199 million cash dividend from Altium Packaging in connection with a debt recapitalization prior to its deconsolidation on April 1, 2021. Cash outflows in 2021 included the payment of $1.1 billion to fund treasury stock purchases, $65 million of cash dividends to our shareholders and $32 million of cash contributions to Loews Hotels & Co. On April 1, 2021, we sold 47% of Altium Packaging to GIC and received $420 million in cash consideration. In March of 2022, we will receive cash dividends of $584 million from CNA. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. In 2021, we purchased 21.1 million shares of Loews Corporation common stock. As of February 4, 2022, we had purchased an additional 0.2 million shares of Loews Corporation common stock in 2022 at an aggregate cost of $14 million. As of February 4, 2022, there were 248,202,443 shares of Loews Corporation common stock outstanding.

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

Subsidiaries

CNA’s cash provided by operating activities was $2.0 billion in 2021 and $1.8 billion in 2020. The increase in cash provided by operating activities was driven by an increase in net premiums collected and lower net claim payments, which were impacted by a slowdown in court dockets. These items were partially offset by the payment of the EWC LPT premium. For further information on the EWC LPT see Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

CNA paid cash dividends of $2.27 per share on its common stock, including a special cash dividend of $0.75 per share in 2021. On February 4, 2022, CNA’s Board of Directors declared a quarterly cash dividend of $0.40 per share and a special cash dividend of $2.00 per share payable March 10, 2022 to shareholders of record on February 22, 2022. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2021, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2022 that would not be subject to the Department’s prior approval is $1.2 billion, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $880 million in 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

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

Boardwalk Pipelines’ cash provided by operating activities decreased $12 million in 2021 compared to 2020, primarily due to the timing of receivables partially offset by the change in net income.

For 2021 and 2020, Boardwalk Pipelines’ capital expenditures were $349 million and $438 million, consisting primarily of a combination of growth and maintenance capital. Boardwalk Pipelines expects total capital expenditures to be approximately $360 million in 2022, including approximately $155 million for maintenance capital and $205 million related to growth projects.

Boardwalk Pipelines anticipates that its existing capital resources, including its revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2022. Boardwalk Pipelines may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions, to refinance maturing debt or for general corporate purposes. Boardwalk Pipelines has $300 million outstanding aggregate principal amount of its 4.0% notes maturing in June of 2022, which it expects to retire near or at maturity through available capital resources, including using available cash, borrowing under its revolving credit facility or publicly issuing debt securities. Boardwalk Pipelines has an effective shelf registration statement on file with the SEC under which it may publicly issue debt securities, warrants or rights from time to time.

In December of 2021, Boardwalk Pipelines paid a distribution of $102 million to the Company.

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

As of December 31, 2021, Loews Hotels & Co has loans that mature within twelve months and is actively working with lenders to refinance $93 million in current maturities of long-term debt.

In October 2021 Loews Hotels & Co announced the development of the Loews Arlington Hotel and Convention Center in Arlington, Texas. The hotel, for which Loews Hotels & Co will serve as manager and hold a majority equity interest, is expected to open in early 2024 with approximately 888 guestrooms and over 250,000 square feet of function space. The approximately $550 million hotel project will be funded initially through a mix of partner contributions before drawing on a $300 million construction loan in the second half of 2022. Based on the timing of construction relative to the seasonality of Loews Hotels & Co’s business and restrictions on certain cash held by Loews Hotels & Co, a Loews Corporation capital contribution may be required to fund all or part Loews Hotels & Co’s partner contributions.

In 2021, Loews Hotels & Co received capital contributions of $32 million from Loews Corporation.

Contractual Obligations

We and our subsidiaries have contractual obligations which arise in the ordinary course of business. For a discussion regarding the obligations related to our and our subsidiaries long term debt see Note 11 of the Notes to Consolidated Financial Statements included under Item 8. For contractual payment obligations related to the claim and claim adjustment expense reserves and future policy benefit reserves see the table below:

	Payments Due by Period
December 31, 2021	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)

Claim and claim adjustment expense
reserves (a)	$24,955	$6,015	$6,719	$3,401	$8,820
Future policy benefit reserves (b)	25,581	(301)	158	909	24,815

(a)The claim and claim adjustment expense reserves reflected above are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2021. See the Insurance Reserves section of this MD&A for further information.
(b)The future policy benefit reserves reflected above are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on its assessment of facts and circumstances known as of December 31, 2021. Additional information on future policy benefit reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

Further information on our commitments, contingencies and guarantees is provided in the Notes to Consolidated Financial Statements included under Item 8.

INVESTMENTS

Investment activities of our non-insurance subsidiaries primarily consist of investments in fixed income securities, including short term investments. The Parent Company portfolio also includes equity securities, including short sales and derivative instruments, and investments in limited partnerships. Certain of these types of investments generally have greater volatility, less liquidity and greater risk than fixed income investments and are included within Results of Operations – Corporate.

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

Year Ended December 31	2021	2020
(In millions)

Fixed income securities:
Taxable fixed income securities	$1,439	$1,451
Tax-exempt fixed income securities	311	319
Total fixed income securities	1,750	1,770
Limited partnership and common stock investments	402	144
Other, net of investment expense	7	21
Net investment income	$2,159	$1,935

Effective income yield for the fixed income securities
portfolio	4.3%	4.5%
Limited partnership and common stock return	22.3%	8.3%

CNA’s net investment income increased $224 million in 2021 as compared with 2020 driven by higher limited partnership and common stock returns partially offset by lower yields in the fixed income portfolio.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Year Ended December 31	2021	2020
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$134	$(71)
States, municipalities and political subdivisions		40
Asset-backed	(38)	31
Total fixed maturity securities	96	—
Non-redeemable preferred stock	4	(3)
Short term and other	20	(32)
Total investment gains (losses)	120	(35)
Income tax (expense) benefit	(24)	5
Amounts attributable to noncontrolling interests	(10)	3
Investment gains (losses) attributable to Loews Corporation	$86	$(27)

CNA’s investment gains (losses) improved $155 million in 2021 as compared with 2020, driven by lower impairment losses.

Further information on CNA’s investment gains and losses is set forth in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	December 31, 2021		December 31, 2020
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and
Government-sponsored enterprises	$2,600	$42	$3,672	$117
AAA	3,784	360	3,627	454
AA	7,665	823	7,159	1,012
A	9,511	1,087	9,543	1,390
BBB	18,458	2,043	18,007	2,596
Non-investment grade	2,362	91	2,623	149
Total	$44,380	$4,446	$44,631	$5,718

As of December 31, 2021 and 2020, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.7 billion and $1.8 billion of pre-refunded municipal bonds as of December 31, 2021 and 2020.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

December 31, 2021	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and
Government-sponsored enterprises	$898	$8
AAA	368	6
AA	875	17
A	1,516	23
BBB	1,812	42
Non-investment grade	596	16
Total	$6,065	$112

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

December 31, 2021	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$144	$4
Due after one year through five years	1,191	22
Due after five years through ten years	2,803	44
Due after ten years	1,927	42
Total	$6,065	$112

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

	December 31, 2021		December 31, 2020
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance
Operations	$18,458	9.2	$18,518	9.2
Other investments	28,915	4.9	28,839	4.5
Total	$47,373	6.6	$47,357	6.3

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

INSURANCE RESERVES

The level of reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, CNA reviews its reserves for each segment of its business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations and equity and CNA’s equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

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

In addition, CNA’s property and casualty insurance subsidiaries also have actual and potential exposures related to A&EP claims, which could result in material losses. To mitigate the risks posed by CNA’s exposure to A&EP claims and claim adjustment expenses, CNA completed a transaction with National Indemnity Company (“NICO”), under which substantially all of CNA’s legacy A&EP liabilities were ceded to NICO effective January 1, 2010. See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8 for further discussion about the transaction with NICO, its impact on CNA’s results of operations and the deferred retroactive reinsurance gains and the amount of remaining reinsurance limit.

Establishing Property & Casualty Reserve Estimates

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group typically can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

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

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors including the impact of economic, social and medical inflation on claim costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can affect the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.

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

Professional liability, management liability and surety products include U.S. professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include D&O, employment practices, fiduciary, fidelity and surety coverages and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, CNA estimates that net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for these products were approximately $5.0 billion as of December 31, 2021.

For workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers’ compensation reserve estimates is claim cost inflation on claim payments. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $350 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $350 million. Net reserves for workers’ compensation were approximately $3.9 billion as of December 31, 2021.

For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, CNA estimates that its net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, CNA estimates that its net reserves would decrease by approximately $100 million. Net reserves for general liability were approximately $3.2 billion as of December 31, 2021.

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

The following table summarizes gross and net carried reserves for CNA’s Property & Casualty Operations:

December 31	2021	2020
(In millions)

Gross Case Reserves	$5,621	$5,674
Gross IBNR Reserves	11,982	10,415
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$17,603	$16,089

Net Case Reserves	$4,932	$5,072
Net IBNR Reserves	10,338	9,123
Total Net Carried Claim and Claim Adjustment Expense Reserves	$15,270	$14,195

The following table summarizes the gross and net carried reserves for other insurance businesses in run-off, including CNA Re and A&EP:

December 31	2021	2020
(In millions)

Gross Case Reserves	$1,551	$1,614
Gross IBNR Reserves	1,266	1,260
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,817	$2,874

Net Case Reserves	$146	$560
Net IBNR Reserves	148	331
Total Net Carried Claim and Claim Adjustment Expense Reserves	$294	$891

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

The September 30, 2021 GPV indicated that the recorded reserves included a margin of approximately $72 million. A summary of the changes in the estimated reserve margin is presented in the table below:

(In millions)

Long term care active life reserve - change in estimated reserve margin

September 30, 2020 estimated margin	$—

Changes in underlying discount rate assumptions (a)	65
Changes in underlying morbidity assumptions	205
Changes in underlying persistency assumptions	(233)
Changes in underlying premium rate action assumptions	27
Changes in underlying expense and other assumptions	8

September 30, 2021 Estimated Margin	$72

(a) Including cost of care inflation assumption.

The increase in the margin in 2021 was primarily driven by changes in discount rate assumptions due to higher near term expected reinvestment rates and favorable changes to underlying morbidity assumptions. These favorable drivers were partially offset by unfavorable changes to underlying persistency assumptions.

CNA has determined that additional future policy benefit reserves for profits followed by losses are not currently required based on the most recent projection.

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

2021 GPV	Estimated Reduction to Pretax Income
(In millions)

Hypothetical revisions
Morbidity:
2.5% increase in morbidity	$300
5% increase in morbidity	600
Persistency:
5% decrease in active life mortality and lapse	$100
10% decrease in active life mortality and lapse	300
Discount rates:
25 basis point decline in new money interest rates	$100
50 basis point decline in new money interest rates	200
Premium rate actions:
50% decrease in anticipated future premium rate increases	$—

The following tables summarize policyholder reserves for CNA’s long term care operations:

December 31, 2021	Claim and claim adjustment expenses	Future policy benefits	Total
(In millions)

Long term care	$2,905	$10,012	$12,917
Structured settlement obligations	526		526
Other	10		10
Total	3,441	10,012	13,453
Shadow adjustments (a)	200	2,936	3,136
Ceded reserves (b)	113	288	401
Total gross reserves	$3,754	$13,236	$16,990

December 31, 2020

Long term care	$2,844	$9,762	$12,606
Structured settlement obligations	543		543
Other	10		10
Total	3,397	9,762	13,159
Shadow adjustments (a)	218	3,293	3,511
Ceded reserves (b)	128	263	391
Total gross reserves	$3,743	$13,318	$17,061

(a)To the extent that unrealized gains on fixed maturity securities supporting structured settlements not funded by annuities were realized, or that unrealized gains on fixed maturity securities supporting long term care products would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, after tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”).
(b)Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $397 million and $550 million for the years ended December 31, 2021 and 2020. Net catastrophe losses for the year ended December 31, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola. Net catastrophe losses for the year ended December 31, 2020 included $294 million related primarily to severe weather related events, $195 million related to the COVID-19 pandemic and $61 million related to civil unrest.

CNA uses various analyses and methods, including using one of the industry standard natural catastrophe models to estimate hurricane and earthquake losses at various return periods, to inform underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. CNA generally seeks to manage its exposure through the purchase of catastrophe reinsurance and has catastrophe reinsurance treaties that cover property and workers’ compensation losses. CNA conducts an ongoing review of its risk and catastrophe reinsurance coverages and from time to time makes changes as it deems appropriate.

During the second quarter of 2021, CNA added a quota share treaty to its property reinsurance program, which covers policies written during the treaty term and in-force as of June 1, 2021. As a result of the coverage of in-force policies, net written premiums were reduced by $122 million during the second quarter for the one-time catch-up under the treaty of unearned premium on policies previously written as of the June 1, 2021 treaty inception. This ceded premium will earn in future quarters consistent with the underlying gross policies.

The following discussion summarizes CNA’s most significant catastrophe reinsurance coverage at January 1, 2022.

Group North American Property Treaty

CNA purchased corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in its North American and European companies. Exposures underwritten through Hardy are excluded and covered under a separate treaty. The treaty has a term of June 1, 2021 to June 1, 2022 and provides coverage for the accumulation of covered losses from catastrophe occurrences above CNA’s per occurrence retention of $190 million up to $900 million for all losses other than earthquakes. Earthquakes are covered up to $1.0 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.

Group Workers’ Compensation Treaty

CNA also purchased corporate Workers’ Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2022 to January 1, 2023 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above CNA’s per occurrence retention of $25 million. The treaty provides $475 million of coverage for the accumulation of covered losses related to terrorism events above CNA’s retention of $25 million. Of the $475 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.

Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”)

CNA’s principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2022. Under the current provisions of the program, in 2022 the federal government will reimburse 80% of CNA’s covered losses in excess of its applicable deductible up to a total industry program cap of $100 billion. CNA’s deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2021 earned premiums, CNA’s estimated deductible under the program is $915 million for 2022. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

A prolonged period during which investment returns remain at levels lower than those anticipated in CNA’s reserving discount rate assumption could result in shortfalls in investment income on assets supporting CNA’s obligations under long term care policies, which may require increases to CNA’s reserves. In addition, CNA may not receive regulatory approval for the level of premium rate increases it requests.

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

The sensitivity analysis estimates the change in the fair value of interest sensitive assets and liabilities that were held on December 31, 2021 and 2020 due to an instantaneous change in the yield of the security at the end of the period of 100 basis points, with all other variables held constant.

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

Our and our subsidiaries’ debt is primarily denominated in U.S. dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $546 million and $636 million at December 31, 2021 and 2020. The impact of a 100 basis point decrease would result in an increase in market value of $683 million and $742 million at December 31, 2021 and 2020. At December 31, 2021, the impact of a 100 basis point increase in interest rates on variable rate debt, net of the effects of the swaps, would not increase interest expense and at December 31, 2020 would increase interest expense by approximately $3 million on an annual basis.

Equity Price Risk – We and our subsidiaries have exposure to equity price risk as a result of investments in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2021 and 2020, with all other variables held constant. For limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of the portfolio and indices with similar strategies relative to the S&P 500.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We and our subsidiaries have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency, which is reduced through the use of forward contracts. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2021 and 2020, with all other variables held constant.

Commodity Price Risk – We and our subsidiaries have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2021 and 2020.

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

The following tables present the estimated effects on the fair value of our and our subsidiaries’ financial instruments as of December 31, 2021 and 2020 due to an increase in yield rates of 100 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant, on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

		Increase (Decrease)
December 31, 2021	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$7
Equity securities – long	639		$(160)
– short	(70)		18
Other invested assets	27
Short term investments	2,707	$(7)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2021	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities (a)	$44,373	$(3,061)	$(530)
Equity securities	1,035	(28)	(1)	$(66)
Limited partnership investments	1,933			(205)
Other invested assets	91		(17)
Mortgage loans	1,018	(44)
Short term investments	2,154	(3)	(37)
Other derivatives	(12)	35

(a)From a financial reporting perspective, Shadow Adjustments related to life and group reserves would reduce the impact of the decrease in fixed maturity securities.

Trading portfolio:

		Increase (Decrease)
December 31, 2020	Fair Value Asset (Liability)	Interest Rate Risk	Equity Price Risk
(In millions)

Fixed maturities – long	$42
Equity securities – long	566		$(141)
– short	(14)		4
Options – purchased	3		6
Other invested assets	21
Short term investments	2,680	$(6)

Other than trading portfolio:

		Increase (Decrease)
December 31, 2020	Fair Value Asset (Liability)	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
(In millions)

Fixed maturities (a)	$44,604	$(2,963)	$(513)
Equity securities	992	(30)	(2)	$(57)
Limited partnership investments	1,798			(207)
Other invested assets	76		(12)
Mortgage loans	1,151	(51)
Short term investments	1,994	(2)	(26)
Interest rate swaps (b)	(29)	2
Other derivatives	(19)	20

(a)From a financial reporting perspective, Shadow Adjustments related to life and group reserves would reduce the impact of the decrease in fixed maturity securities.
(b)The market risk at December 31, 2020 will generally be offset by recognition of the underlying hedged transaction.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 8, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for measurement of credit losses on financial instruments in 2020.

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
February 8, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Loews Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to P&C claim and claim adjustment expense reserves included the following, among others:

•We tested the effectiveness of controls related to the determination of P&C claim and claim adjustment expense reserves, including those controls related to the estimation of and management’s review of P&C claim and claim adjustment expense reserves.

•We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

•With the assistance of our actuarial specialists:

◦We developed a range of independent estimates of P&C claim and claim adjustment expense reserves and compared our estimates to the recorded reserves.

◦We compared our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of P&C claim and claim adjustment expense reserves.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to LTC future policy benefit reserves included the following, among others:

•We tested the effectiveness of controls related to the determination of LTC future policy benefit reserves, including those controls related to the estimation of and management’s review of LTC future policy benefit reserves.

•We tested the underlying data, including demographic and historical claims data, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

•With the assistance of our actuarial specialists:

◦We independently recalculated a sample of LTC future policy benefit reserves and compared our estimates to the recorded reserves.

◦We evaluated the key assumptions applied in the GPV analysis, including comparing those assumptions to the Company’s historical experience, underlying portfolio yield and market data.

◦We assessed the Company’s projection of future cash flows to evaluate the adequacy of recorded reserves using “locked-in” assumptions.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 8, 2022

We have served as the Company's auditor since 1969.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2021	2020
(Dollar amounts in millions, except per share data)

Investments:

Fixed maturities, amortized cost of $39,952 and $38,963, less allowance for credit loss of $18 and $40	$44,380	$44,646

Equity securities, cost of $1,546 and $1,456	1,674	1,561

Limited partnership investments	1,933	1,798

Other invested assets, primarily mortgage loans, less allowance for credit loss of $16 and $26	1,091	1,165

Short term investments	4,860	4,674

Total investments	53,938	53,844

Cash	621	478

Receivables	9,273	7,833

Property, plant and equipment	9,888	10,451

Goodwill	349	785

Deferred non-insurance warranty acquisition expenses	3,476	3,068

Deferred acquisition costs of insurance subsidiaries	737	708

Other assets	3,344	3,069

Total assets	$81,626	$80,236

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Equity:

December 31	2021	2020
(Dollar amounts in millions, except per share data)

Insurance reserves:
Claim and claim adjustment expense	$24,174	$22,706
Future policy benefits	13,236	13,318
Unearned premiums	5,761	5,119
Total insurance reserves	43,171	41,143

Payable to brokers	90	92
Short term debt	93	37
Long term debt	8,986	10,072
Deferred income taxes	1,079	1,065
Deferred non-insurance warranty revenue	4,503	4,023
Other liabilities	4,529	4,623
Total liabilities	62,451	61,055

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 248,467,051 and 269,360,973 shares	2	3
Additional paid-in capital	2,885	3,133
Retained earnings	14,776	14,150
Accumulated other comprehensive income	186	581
	17,849	17,867
Less treasury stock, at cost (50,000 and 150,000 shares)	(3)	(7)
Total shareholders’ equity	17,846	17,860
Noncontrolling interests	1,329	1,321
Total equity	19,175	19,181
Total liabilities and equity	$81,626	$80,236

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2021	2020	2019
(In millions, except per share data)

Revenues:
Insurance premiums	$8,175	$7,649	$7,428
Net investment income	2,259	1,995	2,355
Investment gains (losses) (Note 2)	660	(1,246)	49
Non-insurance warranty revenue	1,430	1,252	1,161
Operating revenues and other	2,133	2,933	3,938
Total	14,657	12,583	14,931

Expenses:
Insurance claims and policyholders’ benefits	6,349	6,170	5,806
Amortization of deferred acquisition costs	1,443	1,410	1,383
Non-insurance warranty expense	1,328	1,159	1,082
Operating expenses and other	2,931	4,793	4,950
Interest	424	515	591
Total	12,475	14,047	13,812
Income (loss) before income tax	2,182	(1,464)	1,119
Income tax (expense) benefit	(479)	173	(248)
Net income (loss)	1,703	(1,291)	871
Amounts attributable to noncontrolling interests	(125)	360	61
Net income (loss) attributable to Loews Corporation	$1,578	$(931)	$932

Basic net income (loss) per share	$6.08	$(3.32)	$3.08

Diluted net income (loss) per share	$6.07	$(3.32)	$3.07

Basic weighted average number of shares outstanding	259.67	280.32	302.70

Diluted weighted average number of shares outstanding	260.20	280.32	303.35

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2021	2020	2019
(In millions)

Net income (loss)	$1,703	$(1,291)	$871

Other comprehensive income (loss), after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(2)
Net unrealized gains (losses) on other investments	(706)	720	948
Total unrealized gains (losses) on investments	(708)	720	948
Unrealized gains (losses) on cash flow hedges	17	(17)	(11)
Pension and postretirement benefits	266	(24)	(68)
Foreign currency translation	(20)	48	42

Other comprehensive income (loss)	(445)	727	911

Comprehensive income (loss)	1,258	(564)	1,782

Amounts attributable to noncontrolling interests	(75)	282	(38)

Total comprehensive income (loss) attributable to Loews Corporation	$1,183	$(282)	$1,744

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2019	$21,386	$3	$3,627	$15,773	$(880)	$(5)	$2,868
Net income	871			932			(61)
Other comprehensive income	911				812		99
Dividends paid ($0.25 per share)	(174)			(76)			(98)
Purchase of subsidiary stock from noncontrolling interests	(23)						(23)
Purchases of Loews Corporation treasury stock	(1,059)					(1,059)
Retirement of treasury stock	—		(248)	(803)		1,051
Stock-based compensation	27		4				23
Other	(9)		(9)	(3)			3
Balance, December 31, 2019, as reported	$21,930	$3	$3,374	$15,823	$(68)	$(13)	$2,811
Cumulative effect adjustment from change in accounting standards (Note 1)	(5)			(5)
Balance, January 1, 2020, as adjusted	21,925	3	3,374	15,818	(68)	(13)	2,811
Net loss	(1,291)			(931)			(360)
Other comprehensive income	727				649		78
Dividends paid ($0.25 per share)	(169)			(70)			(99)
Deconsolidation of Diamond Offshore	(1,087)						(1,087)
Purchase of subsidiary stock from noncontrolling interests	(37)		5				(42)
Purchases of Loews Corporation treasury stock	(917)					(917)
Retirement of treasury stock	—		(256)	(667)		923
Stock-based compensation	26		8				18
Other	4		2				2
Balance, December 31, 2020	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, December 31, 2020	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Net income	1,703			1,578			125
Other comprehensive loss	(445)				(395)		(50)
Dividends paid ($0.25 per share)	(129)			(65)			(64)
Purchase of subsidiary stock from noncontrolling interests	(18)						(18)
Purchases of Loews Corporation treasury stock	(1,132)					(1,132)
Retirement of treasury stock	—	(1)	(246)	(889)		1,136
Stock-based compensation	15		(2)				17
Other	—			2			(2)
Balance, December 31, 2021	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2021	2020	2019
(In millions)

Operating Activities:

Net income (loss)	$1,703	$(1,291)	$871
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Investment (gains) losses	(660)	1,246	(49)
Equity method investees	(74)	102	20
Amortization of investments	(81)	(67)	(89)
Depreciation and amortization	515	734	943
Asset impairments	10	810	99
Provision for deferred income taxes	213	(235)	70
Other non-cash items	71	61	87
Changes in operating assets and liabilities, net:
Receivables	(1,409)	(425)	114
Deferred acquisition costs	(30)	(43)	(26)
Insurance reserves	2,463	1,681	358
Other assets	(946)	(513)	(356)
Other liabilities	897	256	193
Trading securities	(49)	(571)	(494)
Net cash flow provided by operating activities	2,623	1,745	1,741

Investing Activities:

Purchases of fixed maturities	(9,307)	(10,269)	(8,661)
Proceeds from sales of fixed maturities	3,816	5,904	5,842
Proceeds from maturities of fixed maturities	4,464	3,760	2,997
Purchases of equity securities	(304)	(452)	(186)
Proceeds from sales of equity securities	316	355	214
Purchases of limited partnership investments	(440)	(224)	(198)
Proceeds from sales of limited partnership investments	307	398	742
Purchases of property, plant and equipment	(482)	(710)	(1,041)
Acquisitions		(58)	(257)
Dispositions	80	65	140
Sale of interest in Altium Packaging	417
Deconsolidation of Diamond Offshore		(483)
Change in short term investments	(141)	427	(57)
Other, net	87	(127)	(206)
Net cash flow used by investing activities	$(1,187)	$(1,414)	$(671)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2021	2020	2019
(In millions)

Financing Activities:

Dividends paid	$(65)	$(70)	$(76)
Dividends paid to noncontrolling interests	(64)	(99)	(98)
Purchases of Loews Corporation treasury stock	(1,136)	(923)	(1,051)
Purchases of subsidiary stock from noncontrolling interests	(18)	(37)	(23)
Principal payments on debt	(1,193)	(1,726)	(1,956)
Issuance of debt	1,199	2,659	2,076
Other, net	(12)	(2)	(16)
Net cash flow used by financing activities	(1,289)	(198)	(1,144)

Effect of foreign exchange rate on cash	(4)	9	5

Net change in cash	143	142	(69)
Cash, beginning of year	478	336	405
Cash, end of year	$621	$478	$336

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of presentation − Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89.6% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its consolidated subsidiaries, the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

On April 1, 2021, Loews Corporation sold 47% of Altium Packaging LLC (“Altium Packaging”), previously a 99% owned subsidiary. In the second quarter of 2020, Diamond Offshore Drilling, Inc. (“Diamond Offshore”), previously a 53% owned subsidiary, was deconsolidated from the Company’s consolidated financial statements. See Note 2 for further discussion.

Accounting estimates and principles of consolidation – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates. The Consolidated Financial Statements include all subsidiaries and intercompany accounts and transactions have been eliminated.

Investments – Fixed maturity securities are classified as either available-for-sale or trading, and as such, they are carried at fair value. Short term investments are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income.

The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in Net investment income on the Consolidated Statements of Operations. The amortization of premium and accretion of discount for fixed maturity securities takes into consideration call and maturity dates that produce the lowest yield.

For asset-backed securities included in fixed maturity securities, income is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments predominantly using the retrospective method.

To the extent that unrealized gains on fixed maturity securities supporting structured settlements not funded by annuities were realized, or that unrealized gains on fixed maturity securities supporting long term care products would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (“Shadow Adjustments”). Shadow Adjustments decreased $265 million (after tax and noncontrolling interests) and increased $515 million (after tax and noncontrolling interests) for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, net unrealized gains on investments included in Accumulated other comprehensive income (“AOCI”) were correspondingly reduced by Shadow Adjustments of $2.2 billion (after tax and noncontrolling interests) and $2.5 billion (after tax and noncontrolling interests).

Equity securities are carried at fair value. Non-redeemable preferred stock investments contain characteristics of debt securities, are priced similarly to bonds and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities is not discretionary, the changes in fair value of non-redeemable preferred stock are not considered to be reflective of its primary operations. As such, the changes in the fair value of these securities are recorded through Investment gains (losses) on the Consolidated Statements of Operations. The Company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income (loss).

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

Mortgage loans are commercial in nature, are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses, and are recorded once funded. The allowance for expected credit losses on mortgage loans is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (“DSCR”) and loan-to-value (“LTV”) ratios. The DSCR compares a property’s net operating income to its debt service payments, including principal and interest. The LTV ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. The pools developed to measure the credit loss allowance use increments of DSCR and LTV to draw distinctions between risk levels. Expected credit loss rates are applied by pool to the outstanding receivable balances. Changes in the allowance for mortgage loans are presented as a component of Investment gains (losses) on the Consolidated Statements of Operations. Mortgage loans are included in Other invested assets on the Consolidated Balance Sheets. Prior to 2020, mortgage loans were evaluated on an individual loan basis considering the collection experience of each loan and other credit quality indicators such as DSCR and the credit-worthiness of the borrower or tenants of credit tenant loan properties. Mortgage loans were considered to be impaired and a loss incurred when it was probable that contractual principal and interest payments would not be collected and any impairment losses were recognized as a direct write-down of amortized cost. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method.

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

An available-for-sale security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and allowance for credit losses. When a security is impaired, it is evaluated to determine whether there is an intent to sell the security before recovery of amortized cost or whether a credit loss exists. Losses on securities that are intended to be sold are recognized as impairment losses within Investment gains (losses) on the Consolidated Statements of Operations. If a credit loss exists, an allowance is established and the corresponding amount is recognized as an impairment loss within Investment gains (losses) on the Consolidated Statements of Operations. The allowance for credit losses related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis. In subsequent periods, the allowance is reviewed, with any changes in the allowance presented as a component of Investment gains (losses) on the Consolidated Statements of Operations. Changes in the difference between the amortized cost basis, net of the allowance, and the fair value, are recognized in Other comprehensive income.

Significant judgment is required in the determination of whether an impairment loss has occurred for a security. A consistent and systematic process is followed for determining and recording an impairment loss, including the evaluation of securities in an unrealized loss position and securities with an allowance for credit losses on at least a quarterly basis.

The assessment of whether an impairment loss has occurred incorporates both quantitative and qualitative information. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. Significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches. All available evidence is considered when determining whether an investment requires a credit loss write-down or allowance to be recorded. Examples of such evidence may include the financial condition and near-term and long-term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions and industry, sector or other specific factors and whether it is likely that the amortized cost will be recovered through the collection of cash flows.

Prior to 2020, the assessment of whether an impairment loss occurred also incorporated both quantitative and qualitative information. Fixed maturity securities in an unrealized loss position for which there was an intent to sell, or more likely than not would be required to be sold before recovery of amortized cost, were considered to be impaired and the entire difference between the amortized cost basis and fair value of the security was recognized as an impairment loss in earnings as a direct write-down of amortized cost. The remaining fixed maturity securities in an unrealized loss position were evaluated to determine if a credit loss existed. If a credit loss was determined to exist, the credit loss was recognized in earnings as a direct write-down of amortized cost.

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

Equity method investments – Loews Hotels & Co has interests in operating joint ventures related to hotel properties over which it exercises significant influence, but does not have control over them. Loews Hotels & Co uses the equity method of accounting for these investments. In addition, effective April 1, 2021, following Loews Corporation’s sale of 47% of Altium Packaging to GIC, Singapore’s sovereign wealth fund, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting. See Note 2 for further discussion. The Company’s total investment in entities accounted for under the equity method of accounting, excluding limited partnership investments, was $734 million and $299 million as of December 31, 2021 and 2020 and is reported in Other assets on the Consolidated Balance Sheets. Equity income (loss) for investments accounted for under the equity method of accounting, excluding limited partnerships, was $26 million, $(73) million and $69 million for the years ended December 31, 2021, 2020 and 2019 and is reported in Operating expenses and other on the Consolidated Statements of Operations. Equity method investments are reviewed for impairment when changes in circumstances indicate that the carrying value of the asset may not be recoverable. See above and Note 3 for a discussion of limited partnership investments.

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

Securities lending is typically done on a matched-book basis where the collateral is invested to substantially match the term of the loan. This matching of terms tends to limit risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Collateral is not reflected as an asset of the Company. There was no collateral held at December 31, 2021 and 2020.

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

Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for doubtful accounts. As of December 31, 2021, an allowance for doubtful accounts of $29 million for insurance receivables has been established using a loss rate methodology to determine expected credit losses for premium receivables. This methodology uses CNA’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. Additionally, an expected credit loss for amounts due from insureds under high deductible and retrospectively rated policies is calculated on a pool basis, informed by historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Consolidated Statements of Operations. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

CNA’s non-insurance warranty revenues are primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners, which generally provide coverage from one month to ten years. For warranty products where CNA acts as the principal in the transaction, Non-insurance warranty revenue is reported on a gross basis, with amounts paid by customers reported as Non-insurance warranty revenue and commissions paid to agents reported as Non-insurance warranty expense on the Consolidated Statements of Operations. Additionally, CNA provides warranty administration services for dealer and manufacturer warranty products. Non-insurance revenues are recognized when obligations under the terms of the contract with CNA’s customers are satisfied, which is generally over time as obligations are fulfilled. CNA recognizes non-insurance warranty revenue over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers predominantly pay in full at the inception of the warranty contract. The liability for unearned warranty revenue, reported as Deferred non-insurance warranty revenue on the Consolidated Balance Sheets, represents the unearned portion of revenue in advance of CNA’s performance, including amounts which are refundable upon cancellation.

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

Diamond Offshore’s contract drilling revenues primarily resulted from providing a drilling rig and the crew and supplies necessary to operate the rig, mobilizing and demobilizing the rig to and from the drill site and performing rig preparation activities and/or modifications required for the contract. Consideration received for performing these activities may consist of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation revenue and reimbursement revenue for the purchase of supplies, equipment, personnel services and other services requested by the customer. Diamond Offshore accounted for these integrated services provided within its drilling contracts as a single performance obligation satisfied over time and comprised of a series of distinct time increments in which drilling services are provided. The total transaction price was determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. The standard contract term ranged from two to 60 months.

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

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.1 billion and $1.2 billion as of December 31, 2021 and 2020. A significant portion of these amounts are supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. CNA’s obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.4% and 6.5% as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the discounted reserves for unfunded structured settlements were $503 million and $520 million, net of discount of $621 million and $657 million. For the years ended December 31, 2021, 2020 and 2019, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $36 million, $35 million and $36 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations but is excluded from the disclosure of prior year loss reserve development.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2021 and 2020, workers’ compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2021 and 2020, the discounted reserves for workers’ compensation lifetime claim reserves were $228 million and $258 million, net of discount of $97 million and $113 million. For the years ended December 31, 2021, 2020 and 2019, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $12 million, $15 million and $21 million. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.

Long term care claim reserves for policyholders that are currently receiving benefits are calculated using mortality and morbidity assumptions based on CNA and industry experience. These long term care claim reserves are discounted at a weighted average interest rate of 5.8% as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, such discounted reserves totaled $2.7 billion, net of discounts of $428 million and $439 million.

Future policy benefit reserves – Future policy benefit reserves represent the active life reserves related to CNA’s long term care policies for policyholders that are not currently receiving benefits and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. These assumptions are locked in over the life of the policy; however if a premium deficiency emerges, the assumptions are unlocked, and the future policy benefit reserves are increased. The September 30, 2021 gross premium valuation (“GPV”) indicated the recorded reserves included a margin of approximately $72 million. Long term care active life reserves for policyholders not currently receiving benefits are discounted at a weighted average interest rate of 5.3% and 5.4% as of December 31, 2021 and 2020.

In circumstances where the cash flow projections supporting future policy benefit reserves are expected to result in profits being recognized in early future years followed by losses in later future years, the future policy benefit reserves are increased by an amount necessary to offset losses that are projected to be recognized in later future years. CNA has not recorded additional future policy benefit reserves for profits followed by losses.

Insurance-related assessments – Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the liability balances were $79 million and $82 million.

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

As of December 31, 2021, an allowance for doubtful accounts of $21 million for reinsurance receivables has been established which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, CNA separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. CNA has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on CNA’s historical loss experience and the assessment of reinsurance counterparty risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if CNA becomes aware of significant changes related to a reinsurer. The allowance for doubtful accounts on reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for doubtful accounts on reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.

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

Policyholder dividends – Policyholder dividends are paid to participating policyholders within the workers’ compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2021, 2020 and 2019. Dividends to policyholders are accrued according to CNA’s best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.

Goodwill and other intangible assets – Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Goodwill is tested for impairment annually or when certain triggering events require additional tests. Subsequent reversal of a goodwill impairment charge is not permitted.

Other intangible assets are reported within Other assets. Finite-lived intangible assets are amortized over their estimated useful lives. Indefinite-lived other intangible assets are tested for impairment annually or when certain triggering events require such tests. See Note 7 for additional information on goodwill and other intangible assets.

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

The principal service lives used in computing provisions for depreciation are as follows:

	Years
Pipeline equipment	30	to	50
Hotel properties and other	3	to	40

Impairment of long-lived assets – Long-lived and finite-lived intangible assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and intangibles with finite lives, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of carrying amount or fair value less cost to sell.

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

Pension and postretirement benefits – The overfunded or underfunded status of defined benefit plans is recognized in Other assets or Other liabilities in the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Accumulated other comprehensive income (loss). The benefit plan assets and obligations are measured at December 31. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits and amortization of actuarial gains and losses are recognized in the Consolidated Statements of Operations.

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

For the years ended December 31, 2021 and 2019, approximately 0.5 million and 0.7 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were included in the calculation of diluted net income per share, and there were no shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

For the year ended December 31, 2020, 0.1 million potential shares attributable to issuances and exercises under the Loews Corporation 2016 Incentive Compensation Plan and the prior plan were excluded from the calculation of diluted net income per share because the effect would have been antidilutive due to the net loss position of the Company. In addition, there were 0.2 million shares attributable to employee stock-based compensation awards excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). Foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are translated at the average exchange rates during the reporting period. There were foreign currency transaction gains (losses) of $(1) million, $12 million and $(3) million for the years ended December 31, 2021, 2020 and 2019 included in the Consolidated Statements of Operations.

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

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $391 million, $463 million and $560 million for the years ended December 31, 2021, 2020 and 2019. Cash payments for federal, foreign, state and local income taxes amounted to $256 million, $20 million and $190 million for the years ended December 31, 2021, 2020 and 2019. Investing activities exclude $5 million and $17 million of accrued capital expenditures for the years ended December 31, 2021 and 2019 and include $63 million of previously accrued capital expenditures for the year ended December 31, 2020.

Accounting changes – In June of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The updated accounting guidance required changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. For financial assets measured at cost, the expected credit loss model requires immediate recognition of estimated credit losses over the life of the asset and presentation of the asset at the net amount expected to be collected. This updated guidance applies to mortgage loan investments, reinsurance and insurance receivables and other financing and trade receivables. For available-for-sale fixed maturity securities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment (“OTTI”) concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write down of amortized cost. Under the updated guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturity securities where there is an intent to sell, impairment will continue to result in a write down of amortized cost.

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

The allowance for doubtful accounts for reinsurance, insurance and trade receivables was unchanged as a result of adopting the updated guidance. At adoption, an allowance for credit losses of $6 million was established for available-for-sale fixed maturity securities that were PCD assets, with a corresponding increase to amortized cost, resulting in no adjustment to the carrying value of the securities.

See the accounting policy discussion within this note as well as Note 3 for additional information on credit losses.

Recently issued ASUs – In August of 2018, the FASB issued ASU 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. Entities will be required to update cash flow assumptions (including morbidity and persistency) at least annually, and to update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”). The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted, and may be applied using either a modified retrospective transition method or a full retrospective transition method. Restatement of prior periods presented is required.

The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. The most significant impact at the transition date will be the effect of updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be partially offset by the de-recognition of shadow adjustments associated with long duration contracts. The Company expects the net impact of these changes will be a material decrease in AOCI as of the transition date. The requirement to update cash flow assumptions at least annually is expected to change the pattern of earnings emergence being recognized. Adoption will also significantly expand the Company’s disclosures, and will impact systems, processes, and controls. While the requirements of the new guidance represent a material change from existing accounting guidance, the new guidance will not impact capital and surplus under statutory accounting practices, related cash flows, or the underlying economics of the business.

The Company continues to make progress in connection with these matters and is in process of refining key accounting policy decisions, technology solutions and updates to internal controls associated with adoption of the new guidance. These in-progress activities include modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes.

Note 2. Divestitures and Deconsolidations

Altium Packaging

On April 1, 2021, Loews Corporation sold 47% of Altium Packaging to GIC, Singapore’s sovereign wealth fund, for $420 million in cash consideration. Loews Corporation shares certain participating rights with GIC related to capital allocation and other decisions by Altium Packaging. Therefore, in accordance with Accounting Standards Codification 810

(“ASC 810”), “Consolidation,” Altium Packaging was deconsolidated from Loews Corporation’s consolidated financial statements. Effective April 1, 2021, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with the investment reported in Other assets on the Consolidated Balance Sheets and equity income (loss) reported in Operating expenses and other on the Consolidated Statements of Operations.

The transaction resulted in a gain of $555 million ($438 million after tax) for the year ended December 31, 2021, which is recorded in Investment gains (losses) on the Consolidated Statement of Operations. Loews Corporation’s retained investment in Altium Packaging was recorded at an estimated fair value of $473 million. The difference between the fair value of Loews Corporation’s retained investment in Altium Packaging and Loews Corporation’s 52.7% share of the carrying value of Altium Packaging’s net assets was attributed to finite lived intangible assets and goodwill. The amortization of the amounts attributed to finite lived intangible assets will be recognized as a component of equity income (loss) reported in Operating expenses and other on the Consolidated Statements of Operations. The assets and liabilities deconsolidated from the Consolidated Balance Sheets were property, plant and equipment of $490 million, goodwill of $436 million, intangible assets of $488 million, other assets of approximately $370 million, long term debt of $1.1 billion and other liabilities of approximately $380 million.

Diamond Offshore

As a result of the April 26, 2020 (“the Filing Date”) bankruptcy filing of Diamond Offshore and certain of its subsidiaries, Diamond Offshore was deconsolidated from Loews Corporation’s consolidated financial statements in the second quarter of 2020. Through the Filing Date, Diamond Offshore’s results were included in Loews Corporation’s consolidated financial statements and Loews Corporation recognized in its earnings its proportionate share of Diamond Offshore’s losses through such date. The deconsolidation resulted in the recognition of a loss of $1.2 billion ($957 million after tax) during the year ended December 31, 2020, which is reported within Investment gains (losses) on the Consolidated Statements of Operations.

Loews Hotels & Co

Loews Hotels & Co received aggregate proceeds of $77 million, $57 million and $118 million in 2021, 2020 and 2019 for the sales of owned hotels and other assets.

Note 3. Investments

Net investment income is as follows:

Year Ended December 31	2021	2020	2019
(In millions)

Fixed maturity securities	$1,707	$1,728	$1,817
Limited partnership investments	375	127	204
Short term investments	2	10	52
Equity securities	83	65	85
Income from trading portfolio (a)	106	83	216
Other	61	58	56
Total investment income	2,334	2,071	2,430
Investment expenses	(75)	(76)	(75)
Net investment income	$2,259	$1,995	$2,355

(a)
Net investment income recognized due to the change in fair value on securities still held as of December 31, 2021, 2020 and 2019 were $23, $88 and $41 for the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021 and 2020, no investments in a single issuer exceeded 10% of shareholders’ equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.

Investment gains (losses) are as follows:

Year Ended December 31	2021	2020	2019
(In millions)

Fixed maturity securities:
Gross gains	$186	$220	$125
Gross losses	(90)	(220)	(131)
Investment gains (losses) on fixed maturity securities	96	—	(6)
Equity securities	4	(3)	66
Derivative instruments	6	(10)	(11)
Short term investments and other	14	(22)
Altium Packaging (see Note 2)	555
Diamond Offshore (see Note 2)	(15)	(1,211)
Investment gains (losses) (a)	$660	$(1,246)	$49

(a)
For the years ended December 31, 2021, 2020 and 2019, $2, $(3) and $66 of investment gains (losses) were recognized due to the change in fair value of non-redeemable preferred stock still held as of the end of each year.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $369 million and $371 million as of December 31, 2021 and December 31, 2020 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Year Ended December 31, 2021	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14		14
Available-for-sale securities accounted for as PCD assets	5	6	11

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	7	17	24
Write-offs charged against the allowance	16		16

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(8)	1	(7)
Total allowance for credit losses	$11	$7	$18

Year Ended December 31, 2020

Allowance for credit losses:
Balance as of January 1, 2020	$—	$—	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6		6
Securities for which credit losses were not previously recorded	67	12	79
Available-for-sale securities accounted for as PCD assets	5		5

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	22		22
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1		1

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(32)	5	(27)
Total allowance for credit losses	$23	$17	$40

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Year Ended December 31	2021	2020	2019
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$11	$87	$33
Asset-backed	20	24	11
Impairment losses recognized in earnings	$31	$111	$44

Gains of $10 million and losses of $21 million were recognized for the years ended December 31, 2021 and 2020 related to mortgage loans primarily due to changes in expected credit losses.

The net change in unrealized gains (losses) on investments, which consists solely of the change in unrealized gains on fixed maturity securities, was $(1.3) billion, $1.6 billion and $2.6 billion for the years ended December 31, 2021, 2020 and 2019.

The amortized cost and fair values of fixed maturity securities are as follows:

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14		11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8		2,956
Commercial mortgage-backed	1,987	63	19		2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government sponsored enterprises	132	1	3		130
Foreign government	570	15	2		583
Fixed maturities available-for-sale	39,945	4,558	112	18	44,373
Fixed maturities trading	7				7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380

December 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863			11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1		3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9		2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government sponsored enterprises	339	2	3		338
Foreign government	512	32			544
Fixed maturities available-for-sale	38,926	5,795	77	40	44,604
Fixed maturities trading	37	5			42
Total fixed maturity securities	$38,963	$5,800	$77	$40	$44,646

The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14			730	14
Asset-backed:
Residential mortgage-backed	1,043	8			1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62		902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5		74	3
Foreign government	97	2			97	2
Total fixed maturity securities	$5,695	$92	$370	$20	$6,065	$112

December 31, 2020

Fixed maturity securities:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33				33
Asset-backed:
Residential mortgage-backed	71	1	11		82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13		357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3			63	3
Foreign government	13				13
Total fixed maturity securities	$1,666	$74	$64	$3	$1,730	$77

Based on current facts and circumstances, the unrealized losses presented in the December 31, 2021 securities in a gross unrealized loss position table above are not believed to be indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. There is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at December 31, 2021.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2021		2020
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,603	$1,624	$1,456	$1,458
Due after one year through five years	10,637	11,229	12,304	13,098
Due after five years through ten years	13,294	14,338	12,319	13,878
Due after ten years	14,411	17,182	12,847	16,170
Total	$39,945	$44,373	$38,926	$44,604

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2021 and 2020 was approximately $1.9 billion and $1.8 billion, which includes net undistributed earnings of $266 million and $252 million. Limited partnerships comprising 35% of the total carrying value are reported on a current basis through December 31, 2021 with no reporting lag, 6% of the total carrying value are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 65% and 44% of the carrying value at December 31, 2021 and 2020 were invested in private debt and equity. Limited partnerships comprising 35% and 56% of the carrying value as of December 31, 2021 and 2020 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.

The ten largest limited partnership positions held totaled $665 million and $914 million as of December 31, 2021 and 2020. Based on the most recent information available regarding percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% and 2% of the aggregate partnership equity at December 31, 2021 and 2020, and the related income reflected on the Consolidated Statements of Operations represents approximately 2%, 2% and 2% of the changes in aggregate partnership equity for the years ended December 31, 2021, 2020 and 2019.

There are risks inherent in limited partnership investments which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.

Private debt, private equity and other non-hedge fund limited partnership investments generally do not permit voluntary withdrawals. Hedge fund limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year or longer. Typically, hedge fund withdrawals require advance written notice of up to 90 days.

Mortgage Loans

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (“DSCR”) and loan-to-value (“LTV”) ratios.

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%	$2	$75	$6	$38	$99	$181	$401
LTV 55% to 65%	5	38	15	17		24	99
LTV greater than 65%	17		8				25
DSCR 1.2x - 1.6x
LTV less than 55%	14	14	95		5	42	170
LTV 55% to 65%	36			24	10		70
LTV greater than 65%		24			8		32
DSCR ≤1.2x
LTV less than 55%			35		30		65
LTV 55% to 65%			28				28
LTV greater than 65%	21	9	62			7	99
Total	$95	$160	$249	$79	$152	$254	$989

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

Derivative Financial Instruments

Derivatives may be used in the normal course of business, primarily in an attempt to reduce exposure to market risk (principally interest rate risk, credit risk, equity price risk, commodity price risk and foreign currency risk) stemming from various assets and liabilities. The principal objective under such strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.

Interest rate swaps, futures and forward commitments to purchase securities may be entered into to manage interest rate risk. Credit derivatives such as credit default swaps may be entered into to modify the credit risk inherent in certain investments. Forward contracts, futures, swaps and options may be used to manage foreign currency and commodity price risk.

In addition to the derivatives used for risk management purposes described above, derivatives may also be used for purposes of income enhancement. Income enhancement transactions include interest rate swaps, call options, put options, credit default swaps, index futures and foreign currency forwards. See Note 4 for information regarding the fair value of derivative instruments.

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31	2021			2020
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

With hedge designation:

Interest rate swaps				$675		$(26)

Without hedge designation:

Equity markets:
Options – purchased				135	$3
Interest rate swaps	$100			100		(3)
Embedded derivative on funds withheld liability	270		$(12)	190		(19)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of December 31, 2021, commitments to purchase or fund were approximately $1.2 billion and to sell were approximately $90 million under the terms of these investments.

Investments on Deposit

Securities with carrying values of approximately $3.0 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2021 and 2020.

Cash and securities with carrying values of approximately $1.2 billion and $1.1 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2021 and 2020.

Note 4. Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

•Level 1 – Quoted prices for identical instruments in active markets.

•Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

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

December 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$140	$23,768	$937	$24,845
States, municipalities and political subdivisions		11,887	56	11,943
Asset-backed		7,029	556	7,585
Fixed maturities available-for-sale	140	42,684	1,549	44,373
Fixed maturities trading		7		7
Total fixed maturities	$140	$42,691	$1,549	$44,380

Equity securities	$924	$721	$29	$1,674
Short term and other	4,696	74		4,770
Payable to brokers	(70)			(70)

December 31, 2020

Fixed maturity securities:
Corporate bonds and other	$355	$24,082	$770	$25,207
States, municipalities and political subdivisions		11,546	46	11,592
Asset-backed		7,497	308	7,805
Fixed maturities available-for-sale	355	43,125	1,124	44,604
Fixed maturities trading		34	8	42
Total fixed maturities	$355	$43,159	$1,132	$44,646

Equity securities	$796	$722	$43	$1,561
Short term and other	4,538	39		4,577
Payable to brokers	(14)	(29)		(43)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)on Level 3 Assets and Liabilities Held at December 31
2021	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$770	$(10)	$(32)	$312	$(3)	$(68)	$20	$(52)	$937		$(32)
States, municipalities and political subdivisions	46		(1)	12		(1)			56		(1)
Asset-backed	308	7	(10)	287	(9)	(61)	109	(75)	556		(11)
Fixed maturities available-for-sale	1,124	(3)	(43)	611	(12)	(130)	129	(127)	1,549	$—	(44)
Fixed maturities trading	8	(6)				(2)			—
Total fixed maturities	$1,132	$(9)	$(43)	$611	$(12)	$(132)	$129	$(127)	$1,549	$—	$(44)

Equity securities	$43	$(15)		$11	$(21)		$21	$(10)	$29	$(2)

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at December 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)on Level 3 Assets and Liabilities Held at December 31
2020	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, December 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$468	$1	$43	$264	$(3)	$(13)	$10		$770		$43
States, municipalities and political subdivisions			1	45					46		1
Asset-backed	165	1	16	154	(9)	(32)	30	$(17)	308		18
Fixed maturities available-for-sale	633	2	60	463	(12)	(45)	40	(17)	1,124	$—	62
Fixed maturities trading	4	4							8	4
Total fixed maturities	$637	$6	$60	$463	$(12)	$(45)	$40	$(17)	$1,132	$4	$62

Equity securities	$19	$(6)		$15			$15		$43	$(6)

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

Short Term and Other Invested Assets

Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds, treasury bills and exchange traded open-end funds valued using quoted market prices. Level 2 primarily includes non-U.S. government securities and commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented in the Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.

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

December 31, 2021	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1%	—	7%	(2%)

December 31, 2020

Fixed maturity securities	$966	Discounted cash flow	Credit spread	1%	—	8%	(3%)
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

	Carrying Amount	Estimated Fair Value
December 31, 2021		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$973			$1,018	$1,018

Liabilities:
Short term debt	93			93	93
Long term debt	8,981		$9,170	611	9,781

December 31, 2020

Assets:	$1,068			$1,151	$1,151
Other invested assets, primarily mortgage loans

Liabilities:
Short term debt	35		$19	17	36
Long term debt	10,042		10,482	765	11,247

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

Note 5. Receivables

December 31	2021	2020
(In millions)

Reinsurance (Note 16)	$5,484	$4,478
Insurance	2,974	2,640
Receivable from brokers	280	97
Accrued investment income	377	381
Federal income taxes	11	4
Other, primarily customer accounts	200	290
Total	9,326	7,890
Less: allowance for doubtful accounts on reinsurance receivables	21	21
allowance for other doubtful accounts	32	36
Receivables	$9,273	$7,833

Note 6. Property, Plant and Equipment

December 31	2021	2020
(In millions)

Pipeline equipment (net of accumulated depreciation of $3,742 and $3,402)	$8,308	$8,368
Hotel properties (net of accumulated depreciation of $472 and $439)	959	1,083
Other (net of accumulated depreciation of $522 and $688)	281	719
Construction in process	340	281
Property, plant and equipment	$9,888	$10,451

Depreciation expense and capital expenditures are as follows:

Year Ended December 31	2021		2020		2019
	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.	Depre-ciation	Capital Expend.
(In millions)

CNA Financial	$51	$26	$56	$25	$64	$26
Boardwalk Pipelines	368	340	361	415	348	418
Loews Hotels & Co	63	100	63	88	60	216
Corporate	21	23	74	90	70	53
Diamond Offshore (a)			119	52	356	345
Total	$503	$489	$673	$670	$898	$1,058

(a)	Amounts presented for Diamond Offshore reflect the periods prior to deconsolidation. See Note 2 for further discussion.

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $12 million, $14 million and $18 million for the years ended December 31, 2021, 2020 and 2019.

Asset Impairments

Loews Hotels & Co evaluates properties with indications that their carrying amounts may not be recoverable. It was determined that the carrying values of one property and capitalized costs related to a potential development project in 2020 and four properties in 2019 were impaired. Loews Hotels & Co recorded aggregate impairment charges of $30 million ($22 million after tax) and $99 million ($77 million after tax) for the years ended December 31, 2020 and 2019 and are reported within Operating expenses and other on the Consolidated Statements of Operations.

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

Note 7. Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill is as follows:

	CNA Financial	Boardwalk Pipelines	Corporate	Total
(In millions)

Balance, December 31, 2019	$112	$237	$418	$767
Acquisition			18	18
Balance, December 31, 2020	112	237	436	785
Deconsolidation of Altium Packaging (see Note 2)			(436)	(436)
Balance, December 31, 2021	$112	$237	$—	$349

A summary of the net carrying amount of other intangible assets is as follows:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In millions)

Finite-lived intangible assets:
Customer relationships	$59	$17	$647	$111
Other	19	15	71	61
Total finite-lived intangible assets	78	32	718	172

Indefinite-lived intangible assets	63		64
Total other intangible assets	$141	$32	$782	$172

The balance as of December 31, 2021 reflects the deconsolidation of Altium Packaging in 2021.

Amortization expense for the years ended December 31, 2021, 2020 and 2019 of $3 million, $61 million and $45 million is reported in Operating expenses and other on the Consolidated Statements of Operations. At December 31, 2021, estimated amortization expense in each of the next five years is approximately $3 million.

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

CNA’s commercial property and casualty insurance operations (“Property & Casualty Operations”) include its Specialty, Commercial and International lines of business. CNA’s Other Insurance Operations outside of Property & Casualty Operations include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and certain property and casualty businesses in run-off, including CNA Re, A&EP, a legacy portfolio of excess workers’ compensation policies and certain legacy mass tort reserves.

Liability for Unpaid Claim and Claim Adjustment Expenses

The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented on the Consolidated Balance Sheets.

December 31	2021
(In millions)

Net liability for unpaid claim and claim adjustment expenses:
Property & Casualty Operations	$15,270
Other Insurance Operations (a)	3,935
Total net claim and claim adjustment expenses	19,205

Reinsurance receivables: (b)
Property & Casualty Operations	2,333
Other Insurance Operations (c)	2,636
Total reinsurance receivables	4,969
Total gross liability for unpaid claims and claims adjustment expenses	$24,174

(a)	Other Insurance Operations amounts are primarily related to long term care claim reserves, which are long duration insurance contracts, but also include amounts related to unfunded structured settlements arising from short duration insurance contracts.

(b)	Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.

(c)	The Other Insurance Operations reinsurance receivables are primarily related to A&EP claims covered under the loss portfolio transfer (“LPT”).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Year Ended December 31	2021	2020	2019
(In millions)

Reserves, beginning of year:
Gross	$22,706	$21,720	$21,984
Ceded	4,005	3,835	4,019
Net reserves, beginning of year	18,701	17,885	17,965

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer	(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,970	5,793	5,356
Decrease in provision for insured events of prior years	(104)	(119)	(127)
Amortization of discount	174	183	184
Total net incurred (a)	6,040	5,857	5,413

Net payments attributable to:
Current year events	(1,014)	(948)	(992)
Prior year events	(3,830)	(4,216)	(4,584)
Total net payments	(4,844)	(5,164)	(5,576)

Foreign currency translation adjustment and other	(60)	123	83

Net reserves, end of year	19,205	18,701	17,885
Ceded reserves, end of year	4,969	4,005	3,835
Gross reserves, end of year	$24,174	$22,706	$21,720

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the excess workers’ compensation loss portfolio transfer, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

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

The most frequently utilized methods to project ultimate losses include the following:

•Paid development: The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid losses.

•Incurred development: The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses.

•Loss ratio: The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year.

•Bornhuetter-Ferguson paid loss: The Bornhuetter-Ferguson paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method.

•Bornhuetter-Ferguson incurred loss: The Bornhuetter-Ferguson incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses.

•Frequency times severity: The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates.

•Stochastic modeling: The stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.

For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA may not assign much, if any weight to the paid and incurred development methods. CNA may use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods for short-tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation.

CNA’s reserving methodologies for mass tort and A&EP are similar as both are based on detailed reviews of large accounts with estimates of ultimate payments based on the facts in each case and CNA’s view of applicable law and coverage litigation.

Gross and Net Carried Reserves

The following tables present the gross and net carried reserves:

December 31, 2021	Property and Casualty Operations	Other Insurance Operations	Total
(In millions)

Gross Case Reserves	$5,621	$4,934	$10,555
Gross IBNR Reserves	11,982	1,637	13,619

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$17,603	$6,571	$24,174

Net Case Reserves	$4,932	$3,437	$8,369
Net IBNR Reserves	10,338	498	10,836

Total Net Carried Claim and Claim Adjustment Expense Reserves	$15,270	$3,935	$19,205

December 31, 2020

Gross Case Reserves	$5,674	$5,020	$10,694
Gross IBNR Reserves	10,415	1,597	12,012

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$16,089	$6,617	$22,706

Net Case Reserves	$5,072	$3,858	$8,930
Net IBNR Reserves	9,123	648	9,771

Total Net Carried Claim and Claim Adjustment Expense Reserves	$14,195	$4,506	$18,701

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

The following table and discussion present details of the net prior year loss reserve development in Property & Casualty Operations and Other Insurance Operations:

Year Ended December 31	2021	2020	2019
(In millions)

Medical professional liability	$23	$35	$75
Other professional liability and management liability	24	(15)	(69)
Surety	(73)	(69)	(92)
Commercial auto	53	33	(25)
General liability	15	15	16
Workers’ compensation	(82)	(96)	(13)
Property and other	(9)	27	(3)
Other insurance operations	60	50	38
Total pretax (favorable) unfavorable development	$11	$(20)	$(73)

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

The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2020 and prior is unaudited. To the extent CNA enters into a commutation, the transaction is reported on a prospective basis. To the extent that CNA enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with it.

The amounts reported for the cumulative number of reported claims include direct and assumed open and closed claims by accident year at the claimant level. The number excludes claim counts for claims within a policy deductible where the insured is responsible for payment of losses in the deductible layer. Claim count data for certain assumed reinsurance contracts is unavailable.

In the loss reserve development tables, IBNR includes reserves for incurred but not reported losses and expected development on case reserves. CNA does not establish case reserves for allocated loss adjusted expenses (“ALAE”), therefore ALAE reserves are also included in the estimate of IBNR.

2021

Unfavorable development in medical professional liability was due to higher than expected large loss activity in recent accident years.

Unfavorable development in other professional liability and management liability was due to higher than expected frequency of large losses in multiple accident years and higher than expected claim severity and frequency in CNA’s cyber business in recent accident years.

Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Unfavorable development in commercial auto was due to higher than expected claim severity in CNA’s middle market and construction businesses in multiple accident years.

Unfavorable development in general liability was due to higher than expected claim severity in CNA’s construction and umbrella businesses in multiple accident years.

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

Unfavorable development in general liability was driven by higher than expected large loss emergence in CNA’s umbrella business in multiple accident years.

Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in accident years 2012 through 2018.

Favorable development in property and other was primarily due to lower than expected paid loss emergence on vehicle products in warranty and lower than expected claim severity related to catastrophe events in accident years 2017 and 2018. This was mostly offset by unfavorable development due to potential design and construct exposures in professional indemnity within Europe financial lines in accident years 2017 and 2018 .

Unfavorable development in other insurance operations was primarily due to higher than expected emergence in environmental mass tort exposures in older accident years.

Property & Casualty Operations – Line of Business Composition

The table below presents the net liability for unpaid claim and claim adjustment expenses, by line of business for Property & Casualty Operations:

December 31	2021
(In millions)

Medical professional liability	$1,556
Other professional liability and management liability	3,159
Surety	406
Commercial auto	673
General liability	2,911
Workers’ compensation	3,850
Property and other	2,715
Total net liability for unpaid claim and claim adjustment expenses	$15,270

Medical Professional Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2021
December 31	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2012	$464	$469	$508	$498	$493	$484	$493	$499	$497	$497	$4	17,755
2013		462	479	500	513	525	535	545	531	530	11	19,565
2014			450	489	537	530	535	529	527	524	8	19,800
2015				433	499	510	494	488	510	501	28	18,170
2016					427	487	485	499	508	510	24	16,085
2017						412	449	458	460	455	41	15,197
2018							404	429	431	448	60	14,997
2019								430	445	458	156	13,804
2020									477	476	347	9,935
2021										377	337	6,761
									Total	$4,776	$1,016

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2012	$14	$117	$221	$323	$388	$427	$457	$479	$482	$487
2013		17	119	255	355	414	462	495	508	512
2014			23	136	258	359	417	472	489	497
2015				22	101	230	313	384	420	444
2016					18	121	246	339	401	436
2017						19	107	235	308	355
2018							21	115	211	290
2019								17	91	183
2020									11	61
2021										11
									Total	$3,276

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,500
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										28
Liability for unallocated claim adjustment expenses for accident years presented										28
Total net liability for unpaid claim and claim adjustment expenses										$1,556

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2012		$5	$39	$(10)	$(5)	$(9)	$9	$6	$(2)	$—	$33
2013			17	21	13	12	10	10	(14)	(1)	68
2014				39	48	(7)	5	(6)	(2)	(3)	74
2015					66	11	(16)	(6)	22	(9)	68
2016						60	(2)	14	9	2	83
2017							37	9	2	(5)	43
2018								25	2	17	44
2019									15	13	28
2020										(1)	(1)
Total net development for the accident years presented above								52	32	13
Total net development for accident years prior to 2012								21	3	3
Total unallocated claim adjustment expense development								2	—	7
Total								$75	$35	$23

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Other Professional Liability and Management Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2021
December 31	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2012	$923	$909	$887	$878	$840	$846	$833	$831	$850	$848	$18	18,506
2013		884	894	926	885	866	863	850	846	833	30	17,950
2014			878	898	885	831	835	854	845	841	37	17,577
2015				888	892	877	832	807	813	836	41	17,436
2016					901	900	900	904	907	891	84	17,968
2017						847	845	813	791	775	152	18,159
2018							850	864	869	906	202	19,926
2019								837	845	856	283	19,357
2020									930	944	568	19,095
2021										1,037	911	15,487
									Total	$8,767	$2,326

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2012	$56	$248	$400	$573	$651	$711	$755	$792	$812	$816
2013		54	249	447	618	702	754	771	779	787
2014			51	223	392	515	647	707	743	787
2015				60	234	404	542	612	677	725
2016					64	248	466	625	701	736
2017						57	222	394	498	557
2018							54	282	473	599
2019								64	263	422
2020									67	248
2021										58
									Total	$5,735

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,032
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										74
Liability for unallocated claim adjustment expenses for accident years presented										53
Total net liability for unpaid claim and claim adjustment expenses										$3,159

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2012		$(14)	$(22)	$(9)	$(38)	$6	$(13)	$(2)	$19	$(2)	$(75)
2013			10	32	(41)	(19)	(3)	(13)	(4)	(13)	(51)
2014				20	(13)	(54)	4	19	(9)	(4)	(37)
2015					4	(15)	(45)	(25)	6	23	(52)
2016						(1)	—	4	3	(16)	(10)
2017							(2)	(32)	(22)	(16)	(72)
2018								14	5	37	56
2019									8	11	19
2020										14	14
Total net development for the accident years presented above								(35)	6	34
Total net development for accident years prior to 2012								(20)	(21)	(12)
Total unallocated claim adjustment expense development								(14)	—	2
Total								$(69)	$(15)	$24

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Surety

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2021
December 31	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2012	$120	$122	$98	$70	$52	$45	$39	$38	$37	$36	$1	5,586
2013		120	121	115	106	91	87	83	82	82	2	5,088
2014			123	124	94	69	60	45	45	43	1	5,118
2015				131	131	104	79	63	58	53	9	5,055
2016					124	124	109	84	67	64	10	5,521
2017						120	115	103	84	71	9	5,795
2018							114	108	91	62	19	6,097
2019								119	112	98	44	5,816
2020									128	119	104	4,006
2021										137	129	2,592
									Total	$765	$328

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2012	$5	$32	$34	$35	$35	$36	$37	$37	$36	$36
2013		16	40	69	78	78	78	77	78	79
2014			7	30	38	36	38	38	39	39
2015				7	26	38	40	42	44	42
2016					5	37	45	45	43	43
2017						23	37	41	46	49
2018							5	25	34	39
2019								12	34	44
2020									4	20
2021										5
									Total	$396

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$369
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										17
Liability for unallocated claim adjustment expenses for accident years presented										20
Total net liability for unpaid claim and claim adjustment expenses										$406

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2012		$2	$(24)	$(28)	$(18)	$(7)	$(6)	$(1)	$(1)	$(1)	$(84)
2013			1	(6)	(9)	(15)	(4)	(4)	(1)	—	(38)
2014				1	(30)	(25)	(9)	(15)	—	(2)	(80)
2015					—	(27)	(25)	(16)	(5)	(5)	(78)
2016						—	(15)	(25)	(17)	(3)	(60)
2017							(5)	(12)	(19)	(13)	(49)
2018								(6)	(17)	(29)	(52)
2019									(7)	(14)	(21)
2020										(9)	(9)
Total net development for the accident years presented above								(79)	(67)	(76)
Total net development for accident years prior to 2012								(3)	(2)	3
Total unallocated claim adjustment expense development								(10)	—	—
Total								$(92)	$(69)	$(73)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial Auto

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2021
December 31	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2012	$275	$289	$299	$303	$307	$299	$299	$297	$296	$295	$1	46,288
2013		246	265	265	249	245	245	241	241	241	2	39,430
2014			234	223	212	205	205	201	201	202	2	33,628
2015				201	199	190	190	183	181	183	3	30,427
2016					198	186	186	186	190	195	3	30,449
2017						199	198	200	221	232	5	30,940
2018							229	227	227	245	8	34,292
2019								257	266	289	31	37,142
2020									310	303	107	28,837
2021										397	271	27,182
									Total	$2,582	$433

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2012	$78	$160	$220	$259	$282	$285	$290	$291	$291	$292
2013		74	135	168	200	225	234	238	239	239
2014			64	102	137	166	187	196	198	199
2015				52	96	130	153	172	175	178
2016					52	93	126	154	175	185
2017						58	107	150	178	203
2018							66	128	175	212
2019								77	147	203
2020									71	134
2021										83
									Total	$1,928

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$654
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										5
Liability for unallocated claim adjustment expenses for accident years presented										14
Total net liability for unpaid claim and claim adjustment expenses										$673

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31											Total
Accident Year
2012		$14	$10	$4	$4	$(8)	$—	$(2)	$(1)	$(1)	$20
2013			19	—	(16)	(4)	—	(4)	—	—	(5)
2014				(11)	(11)	(7)	—	(4)	—	1	(32)
2015					(2)	(9)	—	(7)	(2)	2	(18)
2016						(12)	—	—	4	5	(3)
2017							(1)	2	21	11	33
2018								(2)	—	18	16
2019									9	23	32
2020										(7)	(7)
Total net development for the accident years presented above								(17)	31	52
Total net development for accident years prior to 2012								(7)	2	1
Total unallocated claim adjustment expense development								(1)	—	—
Total								$(25)	$33	$53

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

General Liability

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2021
December 31	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2012	$587	$611	$639	$636	$619	$635	$635	$630	$632	$632	$20	35,313
2013		650	655	650	655	613	623	620	623	624	24	33,706
2014			653	658	654	631	635	658	659	659	28	28,064
2015				581	576	574	589	600	602	617	42	24,118
2016					623	659	667	671	673	683	68	24,511
2017						632	632	632	634	630	67	22,195
2018							653	644	646	639	205	19,917
2019								680	682	682	330	18,602
2020									723	722	516	13,028
2021										782	706	9,759
									Total	$6,670	$2,006

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2012	$28	$132	$247	$374	$454	$510	$559	$579	$597	$602
2013		31	128	240	352	450	510	551	572	582
2014			31	119	247	376	481	547	569	607
2015				19	110	230	357	446	501	530
2016					32	163	279	407	481	524
2017						23	118	250	399	471
2018							33	107	228	307
2019								25	98	181
2020									23	99
2021										26
									Total	$3,929

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,741
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										119
Liability for unallocated claim adjustment expenses for accident years presented										51
Total net liability for unpaid claim and claim adjustment expenses										$2,911

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2012	$24	$28	$(3)	$(17)	$16	$—	$(5)	$2	$—	$45
2013		5	(5)	5	(42)	10	(3)	3	1	(26)
2014			5	(4)	(23)	4	23	1	—	6
2015				(5)	(2)	15	11	2	15	36
2016					36	8	4	2	10	60
2017						—	—	2	(4)	(2)
2018							(9)	2	(7)	(14)
2019								2	—	2
2020									(1)	(1)
Total net development for the accident years presented above							21	16	14
Total net development for accident years prior to 2012							(4)	(1)	(1)
Total unallocated claim adjustment expense development							(1)	—	2
Total							$16	$15	$15

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.

Workers’ Compensation

Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses											December 31, 2021
December 31	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021	IBNR	Cumulative Number of Claims
(In millions, except reported claims data)
Accident Year
2012	$601	$627	$659	$669	$678	$673	$671	$668	$663	$664	$66	42,804
2013		537	572	592	618	593	582	561	552	548	91	38,867
2014			467	480	479	452	450	446	439	448	105	33,502
2015				422	431	406	408	394	382	372	101	31,894
2016					426	405	396	382	366	355	104	31,981
2017						440	432	421	400	402	92	33,121
2018							450	440	428	415	104	34,851
2019								452	449	437	134	34,248
2020									477	466	228	29,188
2021										468	300	25,711
									Total	$4,575	$1,325

Cumulative Net Paid Claim and Allocated Claim Adjustment Expenses
Accident Year
2012	$87	$232	$342	$416	$470	$509	$524	$536	$538	$541
2013		80	213	300	370	417	419	411	414	417
2014			61	159	215	258	282	290	297	306
2015				51	131	180	212	231	243	251
2016					53	129	169	198	219	227
2017						63	151	207	243	265
2018							68	163	229	259
2019								71	169	223
2020									65	147
2021										67
									Total	$2,703

Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,872
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										1,941
Other (b)										(14)
Liability for unallocated claim adjustment expenses for accident years presented										51
Total net liability for unpaid claim and claim adjustment expenses										$3,850

Net Strengthening (Releases) of Prior Accident Year Reserves

Years Ended December 31										Total
Accident Year
2012	$26	$32	$10	$9	$(5)	$(2)	$(3)	$(5)	$1	$63
2013		35	20	26	(25)	(11)	(21)	(9)	(4)	11
2014			13	(1)	(27)	(2)	(4)	(7)	9	(19)
2015				9	(25)	2	(14)	(12)	(10)	(50)
2016					(21)	(9)	(14)	(16)	(11)	(71)
2017						(8)	(11)	(21)	2	(38)
2018							(10)	(12)	(13)	(35)
2019								(3)	(12)	(15)
2020									(11)	(11)
Total net development for the accident years presented above							(77)	(85)	(49)
Adjustment for development on a discounted basis							3	2	2
Total net development for accident years prior to 2012							38	(13)	(35)
Total unallocated claim adjustment expense development							23	—	—
Total							$(13)	$(96)	$(82)

(a)	Data presented for these calendar years is required supplemental information, which is unaudited.
(b)	Other includes the effect of discounting lifetime claim reserves.

The table below presents information about average historical claims duration as of December 31, 2021 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10

Medical professional liability	3.6%	18.3%	23.7%	18.2%	12.0%	8.3%	5.1%	2.8%	0.7%	1.0%
Other professional liability and management liability	6.7	21.9	21.1	16.7	9.9	6.4	4.3	3.5	1.7	0.5
Surety (a)	14.1	48.7	18.9	2.6	1.1	1.3	—	0.4	(0.8)	—
Commercial auto	26.7	23.2	18.0	13.6	10.1	3.2	1.5	0.4	—	0.3
General liability	4.1	14.1	18.0	19.0	13.5	8.7	5.6	4.1	2.2	0.8
Workers’ compensation	14.7	21.7	13.9	9.5	6.4	2.7	1.1	1.5	0.4	0.5

(a)Due to the nature of the Surety business, average annual percentage payout of ultimate net incurred claim and allocated claim adjustment expenses has been calculated using only the payouts of mature accident years presented in the loss reserve development tables.

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

The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Year Ended December 31	2021	2020	2019
(In millions)

Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$143	$125	$150
Provision for uncollectible third-party reinsurance on A&EP	(5)	(25)	(25)
Total additional amounts ceded under LPT	138	100	125
Retroactive reinsurance benefit recognized	(107)	(94)	(107)
Pretax impact of deferred retroactive reinsurance	$31	$6	$18

Net unfavorable prior year development of $143 million, $125 million and $150 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2021, 2020 and 2019. The unfavorable development in 2021, 2020 and 2019 was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. Additionally, in 2021, 2020 and 2019, $5 million, $25 million and $25 million of the provision for uncollectible third-party reinsurance was released.

As of December 31, 2021 and 2020, the cumulative amounts ceded under the LPT were $3.4 billion and $3.3 billion. The unrecognized deferred retroactive reinsurance benefit was $429 million and $398 million as of December 31, 2021 and 2020 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $3.1 billion as of December 31, 2021. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to A&EP claims.

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

As of December 31, 2021, the cumulative amount ceded under the EWC LPT was $690 million.

Cavello established a collateral trust account as security for its obligations. The fair value of the collateral trust account was $634 million as of December 31, 2021.

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

CNA completed its annual claim reserve reviews in the third quarters of 2021, 2020 and 2019 resulting in $40 million, $37 million and $56 million pretax reductions in long term care reserves primarily due to lower claim severity than anticipated in the reserve estimates. The 2021 and 2020 annual claim reserve reviews also resulted in $2 million and $46 million pretax increases in the structured settlement claim reserves primarily due to lower discount rate assumptions and mortality assumption changes.

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

The GPV for the long term care future policy benefit reserves, performed in the third quarter of 2021, indicated that recorded reserves included a pretax margin of approximately $72 million.

The GPV for the long term care future policy benefit reserves performed in the third quarter of 2020 and 2019 indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $74 million and a $216 million pretax increase in policyholders’ benefits reflected in the results of operations for the years ended December 31, 2020 and 2019.

Note 9. Leases

Lease agreements primarily cover office facilities and machinery and equipment and expire at various dates. Leases, predominantly operating leases, are included in Other assets and Other liabilities on the Consolidated Balance Sheets. The lease agreements do not contain significant residual value guarantees, restrictions or covenants.

Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the secured borrowing rate, as most of the leases do not provide an implicit rate. The operating lease right of use asset was $272 million and $370 million and the operating lease liability was $363 million and $501 million at December 31, 2021 and 2020.

Total lease expense was $92 million, $110 million and $146 million for the years ended December 31, 2021, 2020 and 2019 which includes operating lease expense of $66 million, $84 million and $121 million, variable lease expense of $23 million, $22 million and $19 million and short term lease expense of $3 million, $4 million and $6 million. Cash paid for amounts included in operating lease liabilities was $65 million, $86 million and $117 million for year ended December 31, 2021, 2020 and 2019. Operating lease right of use assets obtained in exchange for lease obligations was $35 million, $40 million and $54 million for the years ended December 31, 2021, 2020 and 2019.

The table below presents the maturities of lease liabilities:

Operating
As of December 31, 2021	Leases
(In millions)

2022	$63
2023	58
2024	46
2025	38
2026	34
Thereafter	243
Total	482
Less: discount	119
Total lease liabilities	$363

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating the operating lease asset and liability.

As of December 31, 2021

Weighted average remaining lease term	10.0 years
Weighted average discount rate	3.4%

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

For 2019 through 2021, the Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”), which is a voluntary program for large corporations. Under CAP, the IRS conducted a real-time audit and worked contemporaneously with the Company to resolve any issues prior to the filing of the 2019 tax return. The 2019 examination is completed. For 2020 and 2021, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not support use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any. Although the outcome of tax audits is always uncertain, the Company believes that any adjustments resulting from audits will not have a material impact on its results of operations, financial position or cash flows. The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2017.

The current and deferred components of income tax expense (benefit) are as follows:

Year Ended December 31	2021	2020	2019
(In millions)

Income tax expense (benefit):
Federal:
Current	$239	$43	$108
Deferred	197	(260)	47
State and city:
Current	13	1	18
Deferred	13	13	22
Foreign	17	30	53
Total	$479	$(173)	$248

The components of U.S. and foreign income before income tax and a reconciliation between the federal income tax expense at statutory rates and the actual income tax expense (benefit) is as follows:

Year Ended December 31	2021	2020	2019
(In millions)

Income (loss) before income tax:
U.S.	$2,058	$(768)	$1,145
Foreign	124	(696)	(26)
Total	$2,182	$(1,464)	$1,119

Income tax expense (benefit) at statutory rate	$458	$(307)	$235
Increase (decrease) in income tax expense (benefit) resulting from:
Effect of the 2017 tax act			(14)
Exempt investment income	(48)	(49)	(50)
Foreign related tax differential	(2)	63	(55)
Taxes related to domestic affiliate	40		(15)
Valuation allowance	1	55	12
Unrecognized tax positions, settlements and adjustments relating to prior years		68	97
State taxes	24	4	37
Other	6	(7)	1
Income tax expense (benefit)	$479	$(173)	$248

As of December 31, 2021, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding tax carryforwards and interest and penalties, is as follows:

Year Ended December 31	2021	2020	2019
(In millions)

Balance at January 1	$2	$121	$58
Additions for tax positions related to the current year		68	86
Additions for tax positions related to a prior year			2
Reductions for tax positions related to a prior year			(23)
Lapse of statute of limitations			(2)
Reduction due to deconsolidation of subsidiaries	(2)	(187)
Balance at December 31	$—	$2	$121

As of December 31, 2021, there were no unrecognized tax benefits or related accrued interest and penalties that would affect the effective tax rate if recognized.

Accrued interest related to unrecognized tax benefits and tax refund claims is recognized in Income tax expense (benefit) on the Consolidated Statements of Operations. Penalties are recognized in Income tax expense (benefit) on the Consolidated Statements of Operations. No interest expense (benefit) and no penalties were recorded for the year ended December 31, 2021, and amounts recorded were insignificant for the years ended December 31, 2020 and 2019.

The following table summarizes deferred tax assets and liabilities:

December 31	2021	2020
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$173	$157
Unearned premium reserves	193	174
Receivables	11	11
Employee benefits	111	197
Deferred retroactive reinsurance benefit	90	83
Net operating loss carryforwards	29	13
Tax credit carryforwards	4	11
Basis differential in investment in subsidiary	8	8
Other	180	189
Total deferred tax assets	799	843
Valuation allowance	(15)	(13)
Net deferred tax assets	784	830

Deferred tax liabilities:
Deferred acquisition costs	(99)	(93)
Net unrealized gains	(275)	(441)
Property, plant and equipment	(751)	(721)
Basis differential in investment in subsidiary	(503)	(432)
Other liabilities	(190)	(165)
Total deferred tax liabilities	(1,818)	(1,852)

Net deferred tax liabilities (a)	$(1,034)	$(1,022)

(a)Includes $45 and $43 of deferred tax assets reflected in Other assets in the Consolidated Balance Sheets at December 31, 2021 and 2020.

Net operating loss carryforwards in foreign tax jurisdictions of $29 million and foreign tax credit carryforwards of $4 million have no expiration.

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. Due to the mix of state tax jurisdictions in which our subsidiaries operate, as of December 31, 2021, a valuation allowance of $15 million was recorded related primarily to state net operating losses.

Note 11. Debt

December 31	2021	2020
(In millions)

Loews Corporation (Parent Company):
Senior:
2.6% notes due 2023 (effective interest rate of 2.8%) (authorized, $500)	$500	$500
3.8% notes due 2026 (effective interest rate of 3.9%) (authorized, $500)	500	500
3.2% notes due 2030 (effective interest rate of 3.3%) (authorized, $500)	500	500
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300)	300	300
4.1% notes due 2043 (effective interest rate of 4.3%) (authorized, $500)	500	500
CNA Financial:
Senior:
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
4.0% notes due 2024 (effective interest rate of 4.0%) (authorized, $550)	550	550
4.5% notes due 2026 (effective interest rate of 4.5%) (authorized, $500)	500	500
3.5% notes due 2027 (effective interest rate of 3.5%) (authorized, $500)	500	500
3.9% notes due 2029 (effective interest rate of 3.9%) (authorized, $500)	500	500
2.1% notes due 2030 (effective interest rate of 2.1%) (authorized, $500)	500	500
Boardwalk Pipelines:
Senior:
Variable rate revolving credit facility due 2026 (effective interest rate of 1.4%)		130
4.0% notes due 2022 (effective interest rate of 4.4%) (authorized, $300)	300	300
3.4% notes due 2023 (effective interest rate of 3.5%) (authorized, $300)	300	300
5.0% notes due 2024 (effective interest rate of 5.2%) (authorized, $600)	600	600
6.0% notes due 2026 (effective interest rate of 6.2%) (authorized, $550)	550	550
4.5% notes due 2027 (effective interest rate of 4.6%) (authorized, $500)	500	500
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
4.8% notes due 2029 (effective interest rate of 4.9%) (authorized, $500)	500	500
3.4% notes due 2031 (effective interest rate of 3.5%) (authorized, $500)	500	500
Finance lease obligation	6	7
Loews Hotels & Co:
Senior debt, principally mortgages (effective interest rates approximate 4.6% and 4.7%)	692	750
Altium Packaging (a):
Senior:
Variable rate asset based lending facility due 2022 (effective interest rate of 3.5%)		10
Variable rate term loan due 2024 (effective interest rate of 4.7%)		585
Variable rate term loan due 2026 (effective interest rate of 4.1%)		246
Finance lease obligation		26
	9,141	10,197
Less unamortized discount and issuance costs	62	88
Debt	$9,079	$10,109

(a) Amounts presented for Altium Packaging reflect the period prior to the deconsolidation.

December 31, 2021	Principal	Unamortized Discount and Issuance Costs	Net	Short Term Debt	Long Term Debt
(In millions)

Loews Corporation	$2,300	$22	$2,278		$2,278
CNA Financial	2,793	14	2,779		2,779
Boardwalk Pipelines	3,356	21	3,335		3,335
Loews Hotels & Co	692	5	687	$93	594
Total	$9,141	$62	$9,079	$93	$8,986

At December 31, 2021, the aggregate long term debt maturing in each of the next five years is approximately as follows: $394 million in 2022, $1.2 billion in 2023, $1.5 billion in 2024, $2 million in 2025, $1.5 billion in 2026 and $4.5 billion thereafter. Long term debt is generally redeemable in whole or in part at the greater of the principal amount or the net present value of remaining scheduled payments discounted at the specified treasury rate plus a margin.

CNA is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CNA held $5 million of FHLBC stock as of December 31, 2021, giving it access to approximately $106 million of additional liquidity. As of December 31, 2021 and 2020, CNA had no outstanding borrowings from the FHLBC.

In 2019, CNA amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNA’s election, the commitments under the amended and restated credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. As of December 31, 2021, CNA had no outstanding borrowings under the credit agreement and was in compliance with all covenants.

In May of 2021, Boardwalk Pipelines entered into an amended revolving credit agreement. The revolving credit facility provided under the credit agreement has a borrowing capacity of $1.0 billion through May 27, 2026, with two one-year extensions at Boardwalk Pipelines’ election. As of December 31, 2021 and February 4, 2022, Boardwalk Pipelines had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under the revolving credit facility. As of December 31, 2021, Boardwalk Pipelines was in compliance with all covenants under the credit agreement.

Certain of the hotels wholly or partially owned by Loews Hotels & Co are financed by debt facilities, with a number of different lenders. Each of the loan agreements underlying these facilities contain a variety of financial and operational covenants. As of December 31, 2021, Loews Hotels & Co was in compliance with these covenants.

Note 12. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the years ended December 31, 2019, 2020 and 2021:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Other Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2019	$14	$57	$5	$(793)	$(163)	$(880)
Other comprehensive income (loss) before reclassifications, after tax of $3, $(256), $5, $28 and $0	(13)	957	(11)	(102)	42	873
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(3), $1, $0, $(9) and $0	12	(8)		34		38
Other comprehensive income (loss)	(1)	949	(11)	(68)	42	911
Amounts attributable to noncontrolling interests		(101)		6	(4)	(99)
Balance, December 31, 2019	$13	$905	$(6)	$(855)	$(125)	$(68)

Balance, January 1, 2020 (a)	$—	$918	$(6)	$(855)	$(125)	$(68)
Other comprehensive income (loss) before reclassifications, after tax of $12, $(201), $8, $18 and $0	(43)	763	(22)	(66)	48	680
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(12), $12, $(2), $(11) and $0	43	(43)	5	42		47
Other comprehensive income (loss)	—	720	(17)	(24)	48	727
Amounts attributable to noncontrolling interests		(75)		2	(5)	(78)
Balance, December 31, 2020	$—	$1,563	$(23)	$(877)	$(82)	$581
Other comprehensive income (loss) before reclassifications, after tax of $2, $167, $(2), $(59) and $0	(7)	(625)	13	220	(20)	(419)
Reclassification of (gains) losses from accumulated other comprehensive loss, after tax of $(1), $21, $(1), $(12) and $0	5	(81)	4	46		(26)
Other comprehensive income (loss)	(2)	(706)	17	266	(20)	(445)
Amounts attributable to noncontrolling interests		73		(25)	2	50
Balance, December 31, 2021	$(2)	$930	$(6)	$(636)	$(100)	$186

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

Common Stock Dividends

Loews Corporation declared and paid dividends of $0.25 per share in the aggregate on its common stock in each of 2021, 2020 and 2019.

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

Treasury Stock

Loews Corporation repurchased 21.1 million, 22.0 million and 21.5 million shares of its common stock at aggregate costs of $1.1 billion, $0.9 billion and $1.1 billion during the years ended December 31, 2021, 2020 and 2019. On December 31, 2021, 21.2 million shares were retired. Upon retirement, treasury stock was eliminated through a reduction to common stock, APIC and retained earnings.

Note 13. Revenue from Contracts with Customers

Disaggregation of revenues – Revenue from contracts with customers, other than insurance premiums, is reported as Non-insurance warranty revenue and within Operating revenues and other on the Consolidated Statements of Operations. The following table presents revenues from contracts with customers disaggregated by revenue type along with the reportable segment and a reconciliation to Operating revenues and other as reported in Note 19:

Year Ended December 31	2021	2020	2019
(In millions)

Non-insurance warranty – CNA Financial	$1,430	$1,252	$1,161

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$1,306	$1,264	$1,266
Lodging and related services – Loews Hotels & Co	419	234	691
Rigid plastic packaging and recycled resin – Corporate (a)	280	1,022	932
Contract drilling – Diamond Offshore (b)		300	981
Total revenues from contracts with customers	2,005	2,820	3,870
Other revenues	128	113	68
Operating revenues and other	$2,133	$2,933	$3,938
(a)Revenues presented for Corporate reflect the periods prior to the deconsolidation of Altium Packaging. See Note 2 for further discussion.
(b)Revenues presented for Diamond Offshore reflect the periods prior to deconsolidation. See Note 2 for further discussion.

Receivables from contracts with customers – As of December 31, 2021 and 2020, receivables from contracts with customers were approximately $145 million and $246 million and are included within Receivables on the Consolidated Balance Sheets.

Deferred revenue – As of December 31, 2021 and 2020, deferred revenue resulting from contracts with customers was approximately $4.6 billion and $4.1 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Balance Sheets. Approximately $1.2 billion and $1.1 billion of revenues recognized during the year ended December 31, 2021 and 2020 were included in deferred revenue as of January 1, 2021 and 2020.

Contract costs – As of December 31, 2021 and 2020, the Company had approximately $3.5 billion and $3.1 billion of costs to obtain contracts with customers, primarily related to CNA for amounts paid to dealers and other agents to obtain non-insurance warranty contracts, which are reported as Deferred non-insurance warranty acquisition expenses on the Consolidated Balance Sheets. For the year ended December 31, 2021 and 2020, amortization expense totaled $1.1 billion and $907 million is included in Non-insurance warranty expense and Operating expenses and other in the Consolidated Statement of Income. There were no adjustments to deferred costs recorded for the year ended December 31, 2021 and 2020.

Performance obligations – As of December 31, 2021, approximately $13.4 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage of natural gas and NGLs at Boardwalk Pipelines and non-insurance warranty services at CNA. Approximately $2.5 billion will be recognized during 2022, $2.0 billion in 2023 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

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

CNA has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R, Property and Casualty Reinsurance, paragraphs 88 and 89 in conjunction with the 2010 loss portfolio transfer with NICO which is further discussed in Note 8. The prescribed practice allows CNA to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $67 million and $91 million at December 31, 2021 and 2020.

The payment of dividends by CNA’s insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”) are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2021, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2022 that would not be subject to the Department’s prior approval is $1.2 billion, less dividends paid during the preceding 12 months measured at that point in time. CCC paid dividends of $880 million in 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Year Ended December 31
	2021(a)	2020	2021(a)	2020	2019
(In millions)

Combined Continental Casualty Companies	$11,321	$10,708	$1,253	$800	$1,062

(a)Information derived from the statutory-basis financial statements to be filed with insurance regulators.

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

The statutory capital and surplus presented above for CCC was approximately 264% and 266% of company action level RBC at December 31, 2021 and 2020. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of CNA’s foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note 15. Benefit Plans

Pension Plans – Several non-contributory defined benefit plans are maintained for eligible employees. For benefits in certain plans, the accrued pension balance is credited with interest based on specified annual interest rates (which are established annually for all participants). The benefits for another plan which covers salaried employees are based on formulas which include, among others, years of service and average pay. The Company’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements.

Other Postretirement Benefit Plans – Several postretirement benefit plans cover eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining agreements vary by each unit and contract. Benefits for certain retirees are in the form of a health care account.

Benefits for retirees reaching age 65 are generally integrated with Medicare. Other retirees, based on plan provisions, must use Medicare as their primary coverage, with a portion of the unpaid amount being reimbursed by the employer; or are reimbursed for the Medicare Part B premium or have no Company coverage. The benefits provided are basically health and, for certain retirees, life insurance type benefits.

Certain of these benefit plans are funded and postretirement benefits are accrued during the active service of those employees who would become eligible for such benefits when they retire. December 31 is used as the measurement date for the plans.

Weighted average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2021	2020	2019	2021	2020	2019

Discount rate	2.6%	2.1%	3.0%	2.6%	2.2%	3.0%
Interest crediting rate	3.0%	3.0%	3.7%
Rate of compensation increase	0.0% to 3.0%	0.0% to 3.0%	3.0% to 5.5%

Weighted average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2021	2020	2019	2021	2020	2019

Discount rate	2.1%	3.0%	4.0%	2.2%	2.9%	4.0%
Expected long term rate of return on plan assets	6.7%	7.2%	7.5%	2.8%	3.6%	3.6%
Interest crediting rate	3.0%	3.7%	3.7%
Rate of compensation increase	0.0% to 3.0%	0.0% to 3.0%	3.0% to 5.5%

In determining the discount rate assumption, current market and liability information is utilized, including a discounted cash flow analysis of the pension and postretirement obligations. In particular, the basis for the discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of plan liabilities. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curves and indices evaluated in the selection of the discount rate are comprised of high quality corporate bonds that are rated AA by an accepted rating agency.

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

Assumed health care cost trend rates:

December 31	2021	2020	2019

Health care cost trend rate assumed for next year	4.0% to 7.0%	4.0% to 7.5%	4.0% to 8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2022-2026	2021-2026	2021-2026

Net periodic (benefit) cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2021	2020	2019	2021	2020	2019
(In millions)

Service cost	$3	$3	$7
Interest cost	70	92	117	$1	$2	$2
Expected return on plan assets	(169)	(173)	(159)	(3)	(3)	(3)
Amortization of unrecognized net loss	49	48	45		(1)	(1)
Settlements and curtailments	3	10	1		(1)
Regulatory asset decrease	3
Net periodic (benefit) cost	$(41)	$(20)	$11	$(2)	$(3)	$(2)

The following provides a reconciliation of benefit obligations and plan assets:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,243	$3,137	$51	$52
Deconsolidation	(98)
Service cost	3	3
Interest cost	70	92	1	2
Plan participants’ contributions			4	4
Actuarial (gain) loss	(89)	236	(2)	3
Benefits paid from plan assets	(193)	(189)	(10)	(10)
Settlements and curtailments	(19)	(40)
Foreign exchange	(1)	4
Benefit obligation at December 31	$2,916	$3,243	$44	$51

Change in plan assets:

Fair value of plan assets at January 1	$2,739	$2,576	$96	$90
Deconsolidation	(85)
Actual return on plan assets	355	327		8
Company contributions	20	61	3	4
Plan participants' contributions			4	4
Benefits paid from plan assets	(193)	(189)	(10)	(10)
Settlements	(19)	(40)
Foreign exchange	(1)	4
Fair value of plan assets at December 31	$2,816	$2,739	$93	$96

Funded status	$(100)	$(504)	$49	$45

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
(In millions)

Amounts recognized in the Consolidated Balance Sheets consist of:

Other assets	$90	$4	$62	$61
Other liabilities	(190)	(508)	(13)	(16)
Net amount recognized	$(100)	$(504)	$49	$45

Amounts recognized in Accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost:

Net actuarial loss	$837	$1,169	$(5)	$(5)
Net amount recognized	$837	$1,169	$(5)	$(5)

Information for plans with projected and accumulated benefit obligations in excess of plan assets: (a)

Projected benefit obligation	$292	$3,103
Accumulated benefit obligation	286	3,096	$13	$16
Fair value of plan assets	104	2,596

(a)Changes in the values in the table above are due to a plan’s assets exceeding the obligation in 2021.

The benefit obligation for all defined benefit pension plans was $2.9 billion and $3.2 billion at December 31, 2021 and 2020. Changes for the years ended December 31, 2021 and 2020 include actuarial gains of $89 million and actuarial losses of $236 million primarily driven by changes in the discount rate used to determine the benefit obligations.

A total return approach is employed whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolios contain a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2021, $162 million is committed to fund future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The table below presents the estimated future minimum benefit payments at December 31, 2021.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefits
(In millions)

2022	$223	$4
2023	209	4
2024	205	3
2025	204	3
2026	205	3
2027 – 2031	911	11

In 2022, it is expected that contributions of approximately $16 million will be made to pension plans and $2 million to postretirement health care and life insurance benefit plans.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$645	$8	$653
States, municipalities and political subdivisions		30		30
Asset-backed		110		110
Total fixed maturities	$—	785	8	793
Equity securities	801	141		942
Short term investments	47			47
Fixed income mutual funds	111			111
Other assets	2	8		10
Total plan assets at fair value	$961	$934	$8	$1,903
Plan assets at net asset value: (a)
Equity securities				20
Limited partnerships				893
Total plan assets	$961	$934	$8	$2,816

December 31, 2020	Level 1	Level 2	Level 3	Total
(In millions)

Plan assets at fair value:
Fixed maturity securities:
Corporate and other bonds		$643	$9	$652
States, municipalities and political subdivisions		32		32
Asset-backed		98		98
Total fixed maturities	$—	773	9	782
Equity securities	785	137		922
Short term investments	37	38		75
Fixed income mutual funds	139			139
Other assets		8		8
Total plan assets at fair value	$961	$956	$9	$1,926
Plan assets at net asset value: (a)
Limited partnerships				813
Total plan assets	$961	$956	$9	$2,739

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The limited partnership investments held within the plans are recorded at fair value, which represents the plans’ shares of the net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 66% and 75% of the carrying value as of December 31, 2021 and 2020 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 76% were equity related, 20% pursued a multi-strategy approach and 4% were focused on distressed investments at December 31, 2021.

For a discussion of the valuation methodologies used to measure fixed maturity securities, equities and short term investments, see Note 4.

Other postretirement benefits plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$31		$31
States, municipalities and political subdivisions		32		32
Asset-backed		7		7
Total fixed maturities	$—	70	$—	$70
Short term investments	4			4
Fixed income mutual funds	19			19
Total	$23	$70	$—	$93

December 31, 2020	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate and other bonds		$24		$24
States, municipalities and political subdivisions		14		14
Asset-backed		33		33
Total fixed maturities	$—	71	$—	$71
Short term investments	5			5
Fixed income mutual funds	20			20
Total	$25	$71	$—	$96

There were no Level 3 assets at December 31, 2021 and 2020.

Savings Plans – Several contributory savings plans are maintained which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. Employer contributions to these plans amounted to $83 million, $90 million and $102 million for the years ended December 31, 2021, 2020 and 2019.

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

In 2021, Loews Corporation granted an aggregate of 223,664 RSUs and PSUs at a weighted average grant-date fair value of $47.68 per unit. 16,528 RSUs were forfeited during the year. 1,364,502 SARs were outstanding at December 31, 2021 with a weighted average exercise price of $42.15.

The Company recognized compensation expense in connection with stock-based compensation that decreased net income by $33 million, $37 million and $37 million for the years ended December 31, 2021, 2020 and 2019. Several of Loews Corporation’s subsidiaries also maintain their own stock-based compensation plans. Such amounts include Loews Corporation’s share of expense related to these plans.

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

The following table presents the amounts receivable from reinsurers:

December 31	2021	2020
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,969	$4,005
Ceded future policy benefits	288	263
Reinsurance receivables related to paid losses	227	210
Reinsurance receivables	5,484	4,478
Less allowance for doubtful accounts	21	21
Reinsurance receivables, net of allowance for doubtful accounts	$5,463	$4,457

CNA has established an allowance for doubtful accounts on voluntary reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating:

As of December 31, 2021
(In millions)

A- to A++	$3,812
B- to B++	987
Insolvent	3
Total voluntary reinsurance outstanding balance (a)	$4,802

(a)	Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. See Note 8 for more information on the LPT. Also excluded are receivables from involuntary pools.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $4.0 billion and $3.3 billion at December 31, 2021 and 2020.

CNA’s largest recoverables from a single reinsurer, including ceded unearned premium reserves as of December 31, 2021 were approximately $1.8 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $612 million from Cavello Bay Reinsurance Limited and $425 million from the Gateway Rivers Insurance Company. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third party reinsurance for which NICO has assumed the credit risk under the terms of the loss portfolio transfer as discussed in Note 8.

The effects of reinsurance on earned premiums are presented in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2021

Property and casualty	$12,554	$240	$5,110	$7,684	3.1%
Long term care	443	48		491	9.8
Earned premiums	$12,997	$288	$5,110	$8,175	3.5%

Year Ended December 31, 2020

Property and casualty	$11,547	$238	$4,640	$7,145	3.3%
Long term care	454	50		504	9.9
Earned premiums	$12,001	$288	$4,640	$7,649	3.8%

Year Ended December 31, 2019

Property and casualty	$11,021	$288	$4,401	$6,908	4.2%
Long term care	470	50		520	9.6
Earned premiums	$11,491	$338	$4,401	$7,428	4.6%

Included in the direct and ceded earned premiums for the years ended December 31, 2021, 2020 and 2019 are $3.6 billion, $3.5 billion and $3.6 billion related to property business that is 100% reinsured under a significant third party captive program. The third party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. CNA receives and retains a ceding commission.

Long term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $3.1 billion, $3.2 billion and $2.7 billion for the years ended December 31, 2021, 2020 and 2019, including $2.0 billion, $2.4 billion and $2.1 billion related to the significant third party captive program discussed above.

Note 17. Legal Proceedings

Boardwalk Pipelines Litigation

On May 25, 2018, plaintiffs Tsemach Mishal and Paul Berger (on behalf of themselves and the purported class, “Plaintiffs”) initiated a purported class action in the Court of Chancery of the State of Delaware (the “Trial Court”) against the following defendants: Boardwalk Pipelines, Boardwalk GP, LP (“General Partner”), Boardwalk GP, LLC and Boardwalk Pipelines Holding Corp. (“BPHC”) (together, “Defendants”), regarding the potential exercise by the General Partner of its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipelines not already owned by the General Partner or its affiliates.

On June 25, 2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Trial Court (the “Proposed Settlement”). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the General Partner, elected to cause the General Partner to exercise its right to purchase the issued and outstanding common units of Boardwalk Pipelines pursuant to Boardwalk Pipelines’ Third Amended and Restated Agreement of Limited Partnership, as amended (“Limited Partnership Agreement”), within a period specified by the Proposed Settlement. On June 29, 2018, the General Partner elected to exercise its right to purchase all of the issued and outstanding common units representing limited partnership interests in Boardwalk Pipelines not already owned by the General Partner or its affiliates pursuant to the Limited Partnership Agreement within the period specified by the Proposed Settlement. The transaction was completed on July 18, 2018.

On September 28, 2018, the Trial Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding, which among other things, added the Parent Company as a Defendant. The Defendants filed a motion to dismiss, which was heard by the Trial Court in July of 2019. In October of 2019, the Trial Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. A trial was held the week of February 22, 2021 and post-trial oral arguments were held on July 14, 2021.

On November 12, 2021, the Trial Court issued a ruling in the case. The Trial Court held that the General Partner breached the Limited Partnership Agreement and awarded Plaintiffs approximately $690 million, plus pre-judgment interest (approximately $166 million), post-judgment interest and attorneys’ fees.

The Company believes that the Trial Court ruling includes factual and legal errors. Therefore on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the “Supreme Court”). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court.

At this time, given the Trial Court’s ruling and the pending appeals, the Company believes that it is reasonably possible that a loss has occurred, although the Company is unable to estimate any potential loss as it may range from zero up to the full amount of the Trial Court’s award of $690 million, plus pre- and post-judgment interest and attorneys’ fees, or more, depending on the extent of the Defendants’ and Plaintiffs’ success on appeal. The Company has not recorded a liability related to this matter.

As litigation is inherently unpredictable, if an unfavorable final outcome occurs, there is a possibility of a material adverse impact to the Company’s consolidated financial statements in the period in which the effects become known.

Other Litigation

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

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2021, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note 19. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. In the first quarter of 2020, Diamond Offshore was a reportable segment; Diamond Offshore was deconsolidated during the second quarter of 2020. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, and the operations of Altium Packaging through March 31, 2021. On April 1, 2021, Loews Corporation sold 47% of Altium Packaging and as a result, Altium Packaging was deconsolidated from Loews Corporation’s consolidated financial results. Subsequent to deconsolidation, Loews Corporation’s investment in Altium Packaging is accounted for under the equity method of accounting, with Equity income (loss) reported in Operating expenses and other on the Consolidated Statements of Operations in the Corporate segment. For further information on the deconsolidations of Diamond Offshore and Altium Packaging see Note 2. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

CNA’s business is the sale of property and casualty insurance products and services, including surety, primarily through a network of independent agents, brokers and managing general underwriters. CNA’s operations also include its long term care business that is in run-off, certain corporate expenses, including interest on CNA’s corporate debt, and the results of certain property and casualty businesses in run-off, including CNA Re, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.

Boardwalk Pipelines operates in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. Boardwalk Pipeline owns approximately 14,065 miles of natural gas and NGL pipelines and underground storage caverns. Boardwalk Pipelines’ natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and its NGL pipelines and storage facilities are located in Louisiana and Texas.

Loews Hotels & Co operates a chain of 26 hotels, 25 of which are in the United States and one of which is in Canada.

The Corporate segment consists of investment income from the Parent Company’s cash and investments, Parent Company interest expense and other unallocated Parent Company expenses. Corporate also includes the operating results of Altium Packaging through March 31, 2021 and the equity method accounting for Altium Packaging beginning on April 1, 2021, as a result of the sale of 47% of Altium Packaging and the resulting deconsolidation. See Note 2 for further information. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

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

Statements of Operations and Total assets by segment are presented in the following tables.

Year Ended December 31, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (a)	Total
(In millions)

Revenues:

Insurance premiums	$8,175				$8,175
Net investment income	2,159		$1	$99	2,259
Investment gains	120			540	660
Non-insurance warranty revenue	1,430				1,430
Operating revenues and other	24	$1,349	479	281	2,133
Total	11,908	1,349	480	920	14,657

Expenses:

Insurance claims and policyholders’ benefits	6,349				6,349
Amortization of deferred acquisition costs	1,443				1,443
Non-insurance warranty expense	1,328				1,328
Operating expenses and other	1,191	885	456	399	2,931
Interest	113	161	36	114	424
Total	10,424	1,046	492	513	12,475
Income (loss) before income tax	1,484	303	(12)	407	2,182
Income tax expense	(282)	(68)	(2)	(127)	(479)
Net income (loss)	1,202	235	(14)	280	1,703
Amounts attributable to noncontrolling interests	(125)				(125)
Net income (loss) attributable to Loews Corporation	$1,077	$235	$(14)	$280	$1,578

December 31, 2021

Total assets	$66,588	$9,418	$1,671	$3,949	$81,626

(a)	Amounts presented for Corporate include the operating results of Altium Packaging through March 31, 2021. Beginning April 1, 2021, Altium Packaging is recorded as an equity method investment.

Year Ended December 31, 2020	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (a)	Diamond Offshore (b)	Total
(In millions)

Revenues:

Insurance premiums	$7,649					$7,649
Net investment income	1,935		$1	$59		1,995
Investment losses	(35)			(1,211)		(1,246)
Non-insurance warranty revenue	1,252					1,252
Operating revenues and other	26	$1,302	277	1,023	$305	2,933
Total	10,827	1,302	278	(129)	305	12,583

Expenses:

Insurance claims and policyholders’ benefits	6,170					6,170
Amortization of deferred acquisition costs	1,410					1,410
Non-insurance warranty expense	1,159					1,159
Operating expenses and other	1,125	855	519	1,098	1,196	4,793
Interest	142	170	33	127	43	515
Total	10,006	1,025	552	1,225	1,239	14,047
Income (loss) before income tax	821	277	(274)	(1,354)	(934)	(1,464)
Income tax (expense) benefit	(131)	(71)	62	287	26	173
Net income (loss)	690	206	(212)	(1,067)	(908)	(1,291)
Amounts attributable to noncontrolling interests	(72)				432	360
Net income (loss) attributable to Loews Corporation	$618	$206	$(212)	$(1,067)	$(476)	$(931)

December 31, 2020

Total assets	$63,976	$9,353	$1,637	$5,270	$—	$80,236

(b)	Amounts presented for Diamond Offshore reflect the periods prior to the deconsolidation.

	CNA	Boardwalk	Loews		Diamond
Year Ended December 31, 2019	Financial	Pipelines	Hotels & Co	Corporate (a)	Offshore (b)	Total
(In millions)

Revenues:

Insurance premiums	$7,428					$7,428
Net investment income	2,118		$1	$230	$6	2,355
Investment gains	49					49
Non-insurance warranty revenue	1,161					1,161
Operating revenues and other	32	$1,300	691	933	982	3,938
Total	10,788	1,300	692	1,163	988	14,931

Expenses:

Insurance claims and policyholders’ benefits	5,806					5,806
Amortization of deferred acquisition costs	1,383					1,383
Non-insurance warranty expense	1,082					1,082
Operating expenses and other	1,141	840	698	1,004	1,267	4,950
Interest	152	179	22	115	123	591
Total	9,564	1,019	720	1,119	1,390	13,812
Income (loss) before income tax	1,224	281	(28)	44	(402)	1,119
Income tax (expense) benefit	(224)	(72)	(3)	(9)	60	(248)
Net income (loss)	1,000	209	(31)	35	(342)	871
Amounts attributable to noncontrolling interests	(106)				167	61
Net income (loss) attributable to Loews Corporation	$894	$209	$(31)	$35	$(175)	$932

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2021. The independent registered public accounting firm of the Company also reported on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management’s report and the independent registered public accounting firm’s report are included under Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Additional information required by this Item can be found in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item can be found in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this Report.

Additional information required by this item can be found in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item can be found in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item can be found in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.Financial Statements:

The financial statements appear under Item 8. The following additional financial data should be read in conjunction with those financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

Page Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019	161

Schedule V–Supplemental information concerning property and casualty insurance operations as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019	163

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of Registrant, dated August 11, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 2, 2009 (File No. 001-06541)	3.01

	By-Laws of Registrant as amended through February 13, 2018, incorporated herein by reference to Exhibit 3.02 to Registrant’s Report on Form 8-K filed with the SEC on February 13, 2018 (File No. 001-06541)	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act, incorporated herein by reference to Exhibit 4.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020 (File No. 001-06541)	4.01

	Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K	4.02

(10)	Material Contracts

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
10.19+

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(24)	Power of Attorney	24.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

	Description	Exhibit Number

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(101)	XBRL Related Documents

	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS*

	Inline XBRL Taxonomy Extension Schema	101.SCH*

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL*

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF*

	Inline XBRL Taxonomy Label Linkbase	101.LAB*

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE*

(104)	(Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.
+Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated:	February 8, 2022	By	/s/ David B. Edelson
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 8, 2022	By	*
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated:	February 8, 2022	By	*
(David B. Edelson, Senior Vice President and
Chief Financial Officer)

Dated:	February 8, 2022	By	*
(Mark S. Schwartz, Vice President,
Chief Accounting Officer and Treasurer)

Dated:	February 8, 2022	By	*
(Ann E. Berman, Director)

Dated:	February 8, 2022	By	*
(Joseph L. Bower, Director)

Dated:	February 8, 2022	By	*
(Charles D. Davidson, Director)

Dated:	February 8, 2022	By	*
(Charles M. Diker, Director)

Dated:	February 8, 2022	By	*
(Paul J. Fribourg, Director)

Dated:	February 8, 2022	By	*
(Walter L. Harris, Director)

Dated:	February 8, 2022	By	*
(Philip A. Laskawy, Director)

Dated:	February 8, 2022	By	*
(Susan P. Peters, Director)

Dated:	February 8, 2022	By	*
(Andrew H. Tisch, Director)

Dated:	February 8, 2022	By	*
(Jonathan M. Tisch, Director)

Dated:	February 8, 2022	By	*
(Anthony Welters, Director)

*By:	/s/ Marc A. Alpert
(Marc A. Alpert, Senior Vice President, General
Counsel and Secretary)
Attorney-in-Fact

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2021	2020
(In millions)

Current assets, principally investment in short term instruments	$2,818	$2,766
Investments in securities	734	775
Investments in capital stocks of subsidiaries, at equity	16,794	16,861
Other assets	20	22
Total assets	$20,366	$20,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$92	$63
Long term debt	2,278	2,276
Deferred income tax and other	150	225
Total liabilities	2,520	2,564
Shareholders’ equity	17,846	17,860
Total liabilities and shareholders’ equity	$20,366	$20,424

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31	2021	2020	2019
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$1,655	$120	$867
Net investment income, interest and other	103	65	239
Investment loss	(15)	(1,211)
Total	1,743	(1,026)	1,106
Expenses:
Administrative	93	98	83
Interest	89	83	72
Total	182	181	155
Income (loss) before income tax	1,561	(1,207)	951
Income tax (expense) benefit	17	276	(19)
Net income (loss)	1,578	(931)	932
Equity in other comprehensive income (loss) of subsidiaries	(395)	649	812
Total comprehensive income (loss)	$1,183	$(282)	$1,744

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2021	2020	2019
(In millions)

Operating Activities:
Net income (loss)	$1,578	$(931)	$932
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity method investees	(820)	834	36
Loss on deconsolidation	15	1,211
Provision for deferred income taxes	7	(196)	106
Changes in operating assets and liabilities, net:
Receivables			1
Accounts payable and accrued liabilities	(48)	(38)	(29)
Trading securities	(69)	(566)	(478)
Other, net	82	44	36
	745	358	604

Investing Activities:
Investments in and advances to subsidiaries	385	(169)	183
Change in investments, primarily short term	72	326	326
	457	157	509

Financing Activities:
Dividends paid	(65)	(70)	(76)
Purchases of treasury shares	(1,136)	(923)	(1,051)
Issuance of debt		495
Other	(4)	(5)	(5)
	(1,205)	(503)	(1,132)

Net change in cash	(3)	12	(19)
Cash, beginning of year	22	10	29
Cash, end of year	$19	$22	$10

(a)	Cash dividends paid to the Company by affiliates amounted to $853, $947 and $927 for the years ended December 31, 2021, 2020 and 2019.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2021	2020
(In millions)

Deferred acquisition costs	$737	$708
Reserves for unpaid claim and claim adjustment expenses	24,174	22,706
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.4%)	1,146	1,209
Unearned premiums	5,761	5,119

Year Ended December 31	2021	2020	2019
(In millions)

Net written premiums	$8,405	$8,059	$7,656
Net earned premiums	8,175	7,649	7,428
Net investment income	2,111	1,896	2,063
Incurred claim and claim adjustment expenses related to current year	5,970	5,793	5,356
Incurred claim and claim adjustment expenses related to prior years	(104)	(119)	(127)
Amortization of deferred acquisition costs	1,443	1,410	1,383
Paid claim and claim adjustment expenses	4,844	5,164	5,576

