Form 10-Q
period 2022-03-31
LOEWS CORP
filed 2022-05-02
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
As of April 29, 2022, there were 246,108,045 shares of the registrant’s common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2022	2021
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $40,928 and $39,952, less allowance for credit loss of $17 and $18	$41,945	$44,380
Equity securities, cost of $1,496 and $1,546	1,515	1,674
Limited partnership investments	1,917	1,933
Other invested assets, primarily mortgage loans, less allowance for credit loss of $16 and $16	1,070	1,091
Short term investments	4,655	4,860
Total investments	51,102	53,938
Cash	798	621
Receivables	9,259	9,273
Property, plant and equipment	9,896	9,888
Goodwill	348	349
Deferred non-insurance warranty acquisition expenses	3,504	3,476
Deferred acquisition costs of insurance subsidiaries	766	737
Other assets	3,471	3,344
Total assets	$79,144	$81,626

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$24,348	$24,174
Future policy benefits	11,938	13,236
Unearned premiums	5,942	5,761
Total insurance reserves	42,228	43,171
Payable to brokers	396	90
Short term debt	393	93
Long term debt	8,883	8,986
Deferred income taxes	715	1,079
Deferred non-insurance warranty revenue	4,528	4,503
Other liabilities	4,306	4,529
Total liabilities	61,449	62,451

Commitments and contingent liabilities

Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 248,596,343 and 248,467,051 shares	2	2
Additional paid-in capital	2,859	2,885
Retained earnings	15,097	14,776
Accumulated other comprehensive income (loss)	(1,251)	186
	16,707	17,849
Less treasury stock, at cost (2,195,656 and 50,000 shares)	(132)	(3)
Total shareholders’ equity	16,575	17,846
Noncontrolling interests	1,120	1,329
Total equity	17,695	19,175
Total liabilities and equity	$79,144	$81,626
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2022	2021
(In millions, except per share data)

Revenues:
Insurance premiums	$2,059	$1,962
Net investment income	432	550
Investment gains (losses)	(11)	57
Non-insurance warranty revenue	382	338
Operating revenues and other	540	715
Total	3,402	3,622

Expenses:
Insurance claims and policyholders’ benefits	1,455	1,506
Amortization of deferred acquisition costs	344	359
Non-insurance warranty expense	354	311
Operating expenses and other	691	914
Interest	96	125
Total	2,940	3,215
Income before income tax	462	407
Income tax expense	(92)	(114)
Net income	370	293
Amounts attributable to noncontrolling interests	(32)	(32)
Net income attributable to Loews Corporation	$338	$261

Basic net income per share	$1.36	$0.98
Diluted net income per share	$1.36	$0.97

Weighted average shares outstanding:
Shares of common stock	247.97	267.39
Dilutive potential shares of common stock	0.51	0.37
Total weighted average shares outstanding assuming dilution	248.48	267.76

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

Three Months Ended March 31	2022	2021
(In millions)

Net income	$370	$293

Other comprehensive loss, after tax
Changes in:
Net unrealized losses on investments with an allowance for credit losses	(4)
Net unrealized losses on other investments	(1,611)	(627)
Total unrealized losses on investments	(1,615)	(627)
Unrealized gains on cash flow hedges	18	4
Pension and postretirement benefits	7	9
Foreign currency translation	(15)	3

Other comprehensive loss	(1,605)	(611)

Comprehensive loss	(1,235)	(318)

Amounts attributable to noncontrolling interests	136	32

Total comprehensive loss attributable to Loews Corporation	$(1,099)	$(286)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury	Noncontrolling Interests
(In millions)

Balance, January 1, 2021	$19,181	$3	$3,133	$14,150	$581	$(7)	$1,321
Net income	293			261			32
Other comprehensive loss	(611)				(547)		(64)
Dividends paid ($0.0625 per share)	(49)			(17)			(32)
Purchase of subsidiary stock from noncontrolling interests	(3)						(3)
Purchases of Loews Corporation treasury stock	(274)					(274)
Stock-based compensation	4		(11)				15
Other	(4)		(3)			1	(2)
Balance, March 31, 2021	$18,537	$3	$3,119	$14,394	$34	$(280)	$1,267

Balance, January 1, 2022	$19,175	$2	$2,885	$14,776	$186	$(3)	$1,329
Net income	370			338			32
Other comprehensive loss	(1,605)				(1,437)		(168)
Dividends paid ($0.0625 per share)	(84)			(16)			(68)
Purchase of subsidiary stock from noncontrolling interests	(21)		(1)				(20)
Purchases of Loews Corporation treasury stock	(129)					(129)
Stock-based compensation	(10)		(25)				15
Other	(1)			(1)
Balance, March 31, 2022	$17,695	$2	$2,859	$15,097	$(1,251)	$(132)	$1,120

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2022	2021
(In millions)

Operating Activities:

Net income	$370	$293
Adjustments to reconcile net income to net cash provided by operating activities, net	333	257
Changes in operating assets and liabilities, net:
Receivables	(28)	(736)
Deferred acquisition costs	(31)	(32)
Insurance reserves	489	605
Other assets	(134)	(250)
Other liabilities	(202)	126
Trading securities	(374)	(129)
Net cash flow provided by operating activities	423	134

Investing Activities:

Purchases of fixed maturities	(2,547)	(2,203)
Proceeds from sales of fixed maturities	803	907
Proceeds from maturities of fixed maturities	916	1,084
Purchases of equity securities	(75)	(81)
Proceeds from sales of equity securities	77	119
Purchases of limited partnership investments	(85)	(61)
Proceeds from sales of limited partnership investments	113	49
Purchases of property, plant and equipment	(121)	(87)
Change in short term investments	696	569
Other, net	36	10
Net cash flow (used) provided by investing activities	(187)	306

Financing Activities:

Dividends paid	(16)	(17)
Dividends paid to noncontrolling interests	(68)	(32)
Purchases of Loews Corporation treasury stock	(132)	(280)
Purchases of subsidiary stock from noncontrolling interests	(21)	(3)
Principal payments on debt	(300)	(1,073)
Issuance of debt	495	1,159
Other, net	(14)	(12)
Net cash flow used by financing activities	(56)	(258)

Effect of foreign exchange rate on cash	(3)

Net change in cash	177	182
Cash, beginning of period	621	478
Cash, end of period	$798	$660

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its consolidated operating subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89.6% owned subsidiary); transportation and storage of natural gas and natural gas liquids (Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”), a wholly owned subsidiary) and the operation of a chain of hotels (Loews Hotels Holding Corporation (“Loews Hotels & Co”), a wholly owned subsidiary). Unless the context otherwise requires, the term “Company” as used herein means Loews Corporation including its consolidated subsidiaries, the term “Parent Company” means Loews Corporation excluding its subsidiaries, the term “Net income (loss) attributable to Loews Corporation” as used herein means Net income (loss) attributable to Loews Corporation shareholders and the term “subsidiaries” means Loews Corporation’s consolidated subsidiaries.

On April 1, 2021, Loews Corporation sold 47% of Altium Packaging LLC (“Altium Packaging”), previously a 99% owned subsidiary, and following the transaction Loews Corporation deconsolidated Altium Packaging. For additional information regarding the deconsolidation of Altium Packaging, see Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2022 and December 31, 2021 and results of operations, comprehensive loss and changes in shareholders’ equity and cash flows for the three months ended March 31, 2022 and 2021. Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company presents basic and diluted net income (loss) per share on the Consolidated Condensed Statements of Operations. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2022 and 2021 there were no shares attributable to employee stock-based compensation awards excluded from the diluted weighted average shares outstanding amounts because the effect would have been antidilutive.

Recently issued Accounting Standards Updates (“ASUs”) – In August of 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes CNA’s Long term care and fully-ceded single premium immediate annuity business. Entities will be required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) at least annually and to update quarterly discount rate assumptions using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income (“OCI”). The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted, and may be applied using either a modified retrospective transition method or a full retrospective transition method. Financial statements for prior periods presented will be adjusted to reflect the effects of applying the new accounting guidance.

The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. A published spot rate curve constructed from A+, A and A- rated U.S. dollar denominated corporate bonds matched to the duration of the corresponding insurance liabilities will be used to calculate discount rates. Long-duration contracts will be grouped into calendar year cohorts based on the contract issue date and product line. Long term care contracts will be grouped separately from the fully-ceded single premium immediate annuity contracts.

The most significant impact at the transition date will be the effect of updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The Company expects the net impact of these changes will be a $2.0 billion - $2.3 billion (after tax and noncontrolling interests) decrease in Accumulated other comprehensive income (“AOCI”) as of the transition date of January 1, 2021. There is a minimal transition impact expected to retained earnings.

The requirement to review, and update if there is a change, cash flow assumptions at least annually is expected to change the pattern of earnings being recognized. Adoption will also significantly expand the Company’s disclosures, and will impact systems, processes and controls. While the requirements of the new guidance represent a material change from existing accounting guidance, the new guidance will not impact capital and surplus under statutory accounting practices, cash flows, or the underlying economics of the business.

The Company continues to make progress in connection with these matters and is in the process of refining key accounting policy decisions, technology solutions and updates to internal controls associated with adoption of the new guidance. These in-progress activities include modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes.

2. Investments

Net investment income is as follows:

Three Months Ended March 31	2022	2021
(In millions)

Fixed maturity securities	$429	$428
Limited partnership investments	20	47
Equity securities	2	29
Income (loss) from trading portfolio (a)	(15)	50
Other	15	16
Total investment income	451	570
Investment expenses	(19)	(20)
Net investment income	$432	$550

(a)
During the three months ended March 31, 2022 and 2021, $(31) and $32 of net investment income (loss) was recognized due to the change in fair value of securities still held as of March 31, 2022 and 2021.

Investment gains (losses) are as follows:

Three Months Ended March 31	2022	2021
(In millions)

Fixed maturity securities:
Gross gains	$26	$58
Gross losses	(28)	(20)
Investment gains (losses) on fixed maturity securities	(2)	38
Equity securities	(38)	2
Derivative instruments	29	17
Investment gains (losses) (a)	$(11)	$57

(a)
During the three months ended March 31, 2022 and 2021, $38 of investment losses and $2 of investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2022 and 2021.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (“PCD”) assets. Accrued interest receivables on available-for-sale fixed maturity securities totaled $389 million, $369 million and $389 million as of March 31, 2022, December 31, 2021 and March 31, 2021 and are excluded from the estimate of expected credit losses and the amortized cost basis in the tables within this Note.

Three months ended March 31, 2022	Corporate and Other Bonds	Asset-backed	Total
(In millions)

Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(2)	(1)
Total allowance for credit losses	$12	$5	$17

Three months ended March 31, 2021

Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14		14
Available-for-sale securities accounted for as PCD assets	2		2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6		6

Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(6)	(1)	(7)
Total allowance for credit losses	$27	$16	$43

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date:

Three Months Ended March 31	2022	2021
(In millions)

Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$7
Asset-backed	2	(1)
Impairment losses recognized in earnings	$10	$6

There were no losses recognized on mortgage loans during the three months ended March 31, 2022 or 2021.

The amortized cost and fair values of fixed maturity securities are as follows:

March 31, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$22,001	$1,277	$486	$12	$22,780
States, municipalities and political subdivisions	10,516	862	319		11,059
Asset-backed:
Residential mortgage-backed	2,983	25	160		2,848
Commercial mortgage-backed	2,008	13	81		1,940
Other asset-backed	2,710	11	93	5	2,623
Total asset-backed	7,701	49	334	5	7,411
U.S. Treasury and obligations of government sponsored enterprises	125		5		120
Foreign government	559	3	13		549
Redeemable preferred stock	20				20
Fixed maturities available-for-sale	40,922	2,191	1,157	17	41,939
Fixed maturities trading	6				6
Total fixed maturity securities	$40,928	$2,191	$1,157	$17	$41,945

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)

Fixed maturity securities:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14		11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8		2,956
Commercial mortgage-backed	1,987	63	19		2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government sponsored enterprises	132	1	3		130
Foreign government	570	15	2		583
Fixed maturities available-for-sale	39,945	4,558	112	18	44,373
Fixed maturities trading	7				7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380

The net unrealized gains on available-for-sale investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and noncontrolling interests and any required Shadow Adjustments. To the extent that unrealized gains on fixed maturity securities supporting structured settlements not funded by annuities were realized, or that unrealized gains on fixed maturity securities supporting long term care products would result in a premium deficiency, or would impact the reserve balance, if realized, a related increase in Insurance reserves is recorded, net of tax and noncontrolling interests, as a reduction of net unrealized gains through Other comprehensive income (loss) (“Shadow Adjustments”). As of March 31, 2022 and December 31, 2021, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1.3 billion and $2.2 billion (after tax and noncontrolling interests).

The available-for-sale securities in a gross unrealized loss position for which an allowance for credit losses has not been recorded are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Fixed maturity securities:
Corporate and other bonds	$7,390	$441	$327	$45	$7,717	$486
States, municipalities and political subdivisions	2,796	314	35	5	2,831	319
Asset-backed:
Residential mortgage-backed	2,315	160			2,315	160
Commercial mortgage-backed	1,274	65	151	16	1,425	81
Other asset-backed	1,717	90	67	3	1,784	93
Total asset-backed	5,306	315	218	19	5,524	334
U.S. Treasury and obligations of government-sponsored enterprises	94	5	5		99	5
Foreign government	327	11	26	2	353	13
Total fixed maturity securities	$15,913	$1,086	$611	$71	$16,524	$1,157

December 31, 2021

Fixed maturity securities:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14			730	14
Asset-backed:
Residential mortgage-backed	1,043	8			1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62		902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5		74	3
Foreign government	97	2			97	2
Total fixed maturity securities	$5,695	$92	$370	$20	$6,065	$112

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2022		December 31, 2021
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,095	$116	$898	$8
AAA	993	105	368	6
AA	2,809	269	875	17
A	3,300	205	1,516	23
BBB	6,073	392	1,812	42
Non-investment grade	1,254	70	596	16
Total	$16,524	$1,157	$6,065	$112

Based on current facts and circumstances, the unrealized losses presented in the March 31, 2022 securities in a gross unrealized loss position table above are not believed to be indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates, and to a lesser extent credit spreads. In reaching this determination, the recent volatility in risk-free rates and spreads, as well as the fact that the unrealized losses are concentrated in investment grade issuers, were considered. Additionally, there is no current intent to sell securities with unrealized losses, nor is it more likely than not that sale will be required prior to recovery of amortized cost; accordingly, it was determined that there are no additional impairment losses to be recorded at March 31, 2022.

Contractual Maturity

The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2022		December 31, 2021
	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,533	$1,546	$1,603	$1,624
Due after one year through five years	10,206	10,337	10,637	11,229
Due after five years through ten years	14,040	14,032	13,294	14,338
Due after ten years	15,143	16,024	14,411	17,182
Total	$40,922	$41,939	$39,945	$44,373

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

	Mortgage Loans Amortized Cost Basis by Origination Year (a)
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(In millions)

DSCR ≥1.6x
LTV less than 55%		$9	$94	$21	$54	$247	$425
LTV 55% to 65%		5	19	8		24	56
LTV greater than 65%	$18	11					29
DSCR 1.2x - 1.6x
LTV less than 55%		13	14	95	10	56	188
LTV 55% to 65%	21	36	24			8	89
LTV greater than 65%							—
DSCR ≤1.2x
LTV less than 55%				52		30	82
LTV 55% to 65%				55			55
LTV greater than 65%		21		6		7	34
Total	$39	$95	$151	$237	$64	$372	$958

(a)	The values in the table above reflect DSCR on a standardized amortization period and LTV ratios based on the most recent appraised values trended forward using changes in a commercial real estate price index.

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

	March 31, 2022			December 31, 2021
	Contractual/Notional Amount	Estimated Fair Value		Contractual/Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
(In millions)

Without hedge designation:

Equity markets:
Options – purchased	$76	$1
Futures – short	103	1
Interest rate swaps	240	10		$100
Forward commitments for mortgage-backed securities	45
Currency forwards	13
Embedded derivative on funds withheld liability	268	16		270		$(12)

Investment Commitments

As part of the overall investment strategy, investments are made in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications and obligations related to private placement securities. As of March 31, 2022, commitments to purchase or fund were approximately $1.3 billion and to sell were approximately $65 million under the terms of these investments.

3. Fair Value

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

March 31, 2022	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$129	$22,425	$915	$23,469
States, municipalities and political subdivisions		11,008	51	11,059
Asset-backed		6,807	604	7,411
Fixed maturities available-for-sale	129	40,240	1,570	41,939
Fixed maturities trading		6		6
Total fixed maturities	$129	$40,246	$1,570	$41,945

Equity securities	$788	$683	$44	$1,515
Short term and other	4,530	30		4,560
Receivables		12		12
Payable to brokers	(96)			(96)

December 31, 2021	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
Corporate bonds and other	$140	$23,768	$937	$24,845
States, municipalities and political subdivisions		11,887	56	11,943
Asset-backed		7,029	556	7,585
Fixed maturities available-for-sale	140	42,684	1,549	44,373
Fixed maturities trading		7		7
Total fixed maturities	$140	$42,691	$1,549	$44,380

Equity securities	$924	$721	$29	$1,674
Short term and other	4,696	74		4,770
Payable to brokers	(70)			(70)

The following tables present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at March 31
2022	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$937	$(1)	$(71)	$67	$(5)	$(22)	$10		$915		$(72)
States, municipalities and political
subdivisions	56		(5)						51		(5)
Asset-backed	556	3	(32)	140		(17)	5	$(51)	604		(31)
Fixed maturities available-for-sale	1,549	2	(108)	207	(5)	(39)	15	(51)	1,570	$—	(108)
Fixed maturities trading	—								—
Total fixed maturities	$1,549	$2	$(108)	$207	$(5)	$(39)	$15	$(51)	$1,570	$—	$(108)

Equity securities	$29	$3		$12					$44	$3

		Net Realized Investment Gains (Losses) and Net Change in Unrealized Investment Gains (Losses)								Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at March 31	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Level 3 Assets and Liabilities Held at March 31
2021	Balance, January 1	Included in Net Income	Included in OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, March 31
(In millions)

Fixed maturity securities:
Corporate bonds and other	$770	$(13)	$(40)	$42		$(2)	$10		$767		$(40)
States, municipalities and political subdivisions	46		(2)						44		(2)
Asset-backed	308	2	(9)	30		(17)	9	$(8)	315		(9)
Fixed maturities available-for-sale	1,124	(11)	(51)	72	$—	(19)	19	(8)	1,126	$—	(51)
Fixed maturities trading	8	(3)							5	(3)
Total fixed maturities	$1,132	$(14)	$(51)	$72	$—	$(19)	$19	$(8)	$1,131	$(3)	$(51)

Equity securities	$43	$2							$45	$2

Net investment gains and losses are reported in Net income as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Investment gains (losses) and Net investment income
Other invested assets	Investment gains (losses) and Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Operating revenues and other

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

March 31, 2022	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(In millions)

Fixed maturity securities	$1,198	Discounted cash flow	Credit spread	1%	—	7%	(3%)

December 31, 2021

Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1%	—	7%	(2%)

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

	Carrying Amount	Estimated Fair Value
March 31, 2022		Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Other invested assets, primarily mortgage loans	$942			$940	$940

Liabilities:
Short term debt	392		$302	93	395
Long term debt	8,878		8,469	606	9,075

December 31, 2021

Assets:
Other invested assets, primarily mortgage loans	$973			$1,018	$1,018

Liabilities:
Short term debt	93			93	93
Long term debt	8,981		$9,170	611	9,781

4. Claim and Claim Adjustment Expense Reserves

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $19 million and $125 million for the three months ended March 31, 2022 and 2021. Catastrophe losses for the three months ended March 31, 2022 were primarily related to severe weather related events. Catastrophe losses for the three months ended March 31, 2021 were primarily driven by Winter Storms Uri and Viola.

Liability for Unpaid Claim and Claim Adjustment Expenses

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of Other Insurance Operations.

Three Months Ended March 31	2022	2021
(In millions)

Reserves, beginning of year:
Gross	$24,174	$22,706
Ceded	4,969	4,005
Net reserves, beginning of year	19,205	18,701

Reduction of net reserves due to the excess workers’ compensation loss portfolio transfer		(632)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,448	1,474
Increase (decrease) in provision for insured events of prior years	(45)	(54)
Amortization of discount	47	50
Total net incurred (a)	1,450	1,470

Net payments attributable to:
Current year events	(70)	(85)
Prior year events	(1,147)	(1,067)
Total net payments	(1,217)	(1,152)

Foreign currency translation adjustment and other	(92)	(32)

Net reserves, end of period	19,346	18,355
Ceded reserves, end of period	5,002	4,701
Gross reserves, end of period	$24,348	$23,056

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Condensed Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the excess workers’ compensation loss portfolio transfer, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development

Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development. These changes can be favorable or unfavorable.

Favorable net prior year development of $12 million and $15 million were recorded for commercial property and casualty operations (“Property & Casualty Operations”) for the three months ended March 31, 2022 and 2021.

The following table and discussion presents details of the net prior year loss reserve development in Property & Casualty Operations:

Three Months Ended March 31	2022	2021
(In millions)

Medical professional liability	$8	$8
Surety	(9)	(15)
Workers’ compensation	(2)
Property and other	(9)	(8)
Total pretax (favorable) unfavorable development	$(12)	$(15)

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

The impact of the LPT on the Consolidated Condensed Statements of Operations was the recognition of a retroactive reinsurance benefit of $12 million and $10 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the cumulative amounts ceded under the LPT were $3.4 billion. The unrecognized deferred retroactive reinsurance benefit was $417 million and $429 million as of March 31, 2022 and December 31, 2021 and is included within Other liabilities on the Consolidated Condensed Balance Sheets.

NICO established a collateral trust account as security for its obligations under the LPT. The fair value of the collateral trust account was $3.1 billion as of March 31, 2022. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the A&EP claims.

Credit Risk for Ceded Reserves

The majority of CNA’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A- or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

5. Shareholders’ Equity

Accumulated other comprehensive income (loss)

The tables below present the changes in AOCI by component for the three months ended March 31, 2021 and 2022:

	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2021	$—	$1,563	$(23)	$(877)	$(82)	$581
Other comprehensive income (loss) before reclassifications, after tax of $1, $154, $(2), $0 and $0	(3)	(593)	3		3	(590)
Reclassification of (gains) losses from accumulated other comprehensive income, after tax of $(1), $8, $(1), $(2) and $0	3	(34)	1	9		(21)
Other comprehensive income (loss)	—	(627)	4	9	3	(611)
Amounts attributable to noncontrolling interests		66		(1)	(1)	64
Balance, March 31, 2021	$—	$1,002	$(19)	$(869)	$(80)	$34

Balance, January 1, 2022	$(2)	$930	$(6)	$(636)	$(100)	$186
Other comprehensive income (loss) before reclassifications, after tax of $1, $425, $(2), $(2) and $0	(4)	(1,612)	15	2	(15)	(1,614)
Reclassification of losses from accumulated other comprehensive loss, after tax of $0, $(1), $(1), $(2) and $0		1	3	5		9
Other comprehensive income (loss)	(4)	(1,611)	18	7	(15)	(1,605)
Amounts attributable to noncontrolling interests		168		(1)	1	168
Balance, March 31, 2022	$(6)	$(513)	$12	$(630)	$(114)	$(1,251)

Amounts reclassified from AOCI shown above are reported in Net income (loss) as follows:

Major Category of AOCI	Affected Line Item

Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Investment gains (losses)
Unrealized gains (losses) on cash flow hedges	Operating revenues and other, Interest expense and Operating expenses and other
Pension and postretirement benefits	Operating expenses and other

Treasury Stock

Loews Corporation repurchased 2.1 million and 5.6 million shares of its common stock at aggregate costs of $129 million and $274 million during the three months ended March 31, 2022 and 2021.

6. Debt

In February of 2022, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 3.6% senior notes due September 1, 2032. Boardwalk Pipelines used the proceeds to retire the outstanding $300 million aggregate principal amount of its 4.0% senior notes due June 2022 in March of 2022, to fund growth capital expenditures and for general corporate purposes.

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

Three Months Ended March 31	2022	2021
(In millions)

Non-insurance warranty – CNA Financial	$382	$338

Transportation and storage of natural gas and NGLs and other services – Boardwalk Pipelines	$370	$361
Lodging and related services – Loews Hotels & Co	146	56
Rigid plastic packaging and recycled resin – Corporate (a)		280
Total revenues from contracts with customers	516	697
Other revenues	24	18
Operating revenues and other	$540	$715

(a)Revenues reflect the consolidated results of Altium Packaging for the three months ended March 31, 2021.

Receivables from contracts with customers – As of March 31, 2022 and December 31, 2021, receivables from contracts with customers were approximately $149 million and $145 million and are included within Receivables on the Consolidated Condensed Balance Sheets.

Deferred revenue – As of March 31, 2022 and December 31, 2021, deferred revenue resulting from contracts with customers was approximately $4.6 billion and is reported as Deferred non-insurance warranty revenue and within Other liabilities on the Consolidated Condensed Balance Sheets. Approximately $374 million and $316 million of revenues recognized during the three months ended March 31, 2022 and 2021 were included in deferred revenue as of December 31, 2021 and 2020.

Performance obligations – As of March 31, 2022, approximately $13.2 billion of estimated operating revenues is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for transportation and storage services for natural gas and natural gas liquids and hydrocarbons (“NGLs”) at Boardwalk Pipelines and non-insurance warranty revenue at CNA. Approximately $1.9 billion will be recognized during the remaining nine months of 2022, $2.2 billion in 2023 and the remainder in following years. The actual timing of recognition may vary due to factors outside of the Company’s control.

8. Benefit Plans

The Company has several non-contributory defined benefit plans and postretirement benefit plans covering eligible employees and retirees.

The following table presents the components of net periodic (benefit) cost for the defined benefit plans:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2022	2021	2022	2021
(In millions)

Service cost	$1	$1
Interest cost	19	18
Expected return on plan assets	(43)	(43)		$(1)
Amortization of unrecognized net loss	8	12
Settlements	1
Regulatory asset decrease	1
Net periodic benefit	$(13)	$(12)	$—	$(1)

9. Legal Proceedings

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

10. Commitments and Contingencies

CNA Guarantees

CNA has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2022, the potential amount of future payments CNA could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. CNA does not believe any payment is likely under these guarantees, as CNA is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

11. Segments

Loews Corporation has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA, Boardwalk Pipelines and Loews Hotels & Co; and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its subsidiaries, the consolidated operations of Altium Packaging for the three months ended March 31, 2021 and the equity method of accounting for Altium Packaging for the three months ended March 31, 2022. Each of the operating subsidiaries is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. For additional disclosures regarding the composition of Loews Corporation’s segments, see Note 19 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables present the reportable segments and their contribution to the Consolidated Condensed Statements of Operations. Amounts presented will not necessarily be the same as those in the individual financial statements of the subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.

Statements of Operations by segment are presented in the following tables.

Three Months Ended March 31, 2022	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate	Total
(In millions)

Revenues:

Insurance premiums	$2,059				$2,059
Net investment income (loss)	448			$(16)	432
Investment losses	(11)				(11)
Non-insurance warranty revenue	382				382
Operating revenues and other	7	$381	$152		540
Total	2,885	381	152	(16)	3,402

Expenses:

Insurance claims and policyholders’ benefits	1,455				1,455
Amortization of deferred acquisition costs	344				344
Non-insurance warranty expense	354				354
Operating expenses and other	326	217	126	22	691
Interest	28	42	4	22	96
Total	2,507	259	130	44	2,940
Income (loss) before income tax	378	122	22	(60)	462
Income tax (expense) benefit	(65)	(31)	(7)	11	(92)
Net income (loss)	313	91	15	(49)	370
Amounts attributable to noncontrolling interests	(32)				(32)
Net income (loss) attributable to Loews Corporation	$281	$91	$15	$(49)	$338

Three Months Ended March 31, 2021	CNA Financial	Boardwalk Pipelines	Loews Hotels & Co	Corporate (a)	Total
(In millions)

Revenues:

Insurance premiums	$1,962				$1,962
Net investment income	504			$46	550
Investment losses	57				57
Non-insurance warranty revenue	338				338
Operating revenues and other	5	$372	$57	281	715
Total	2,866	372	57	327	3,622

Expenses:

Insurance claims and policyholders’ benefits	1,506				1,506
Amortization of deferred acquisition costs	359				359
Non-insurance warranty expense	311				311
Operating expenses and other	285	217	104	308	914
Interest	28	41	8	48	125
Total	2,489	258	112	356	3,215
Income (loss) before income tax	377	114	(55)	(29)	407
Income tax (expense) benefit	(66)	(29)	12	(31)	(114)
Net income (loss)	311	85	(43)	(60)	293
Amounts attributable to noncontrolling interests	(32)				(32)
Net income (loss) attributable to Loews Corporation	$279	$85	$(43)	$(60)	$261

(a)	Amounts include the consolidated results of Altium Packaging for the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included under Item 1 of this Report and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2021. This MD&A is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company and has four reportable segments comprised of three individual consolidated operating subsidiaries, CNA Financial Corporation (“CNA”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipelines”) and Loews Hotels Holding Corporation (“Loews Hotels & Co”); and the Corporate segment. The Corporate segment is primarily comprised of Loews Corporation, excluding its operating subsidiaries, the consolidated operations of Altium Packaging LLC (“Altium Packaging”) for the three months ended March 31, 2021 and the equity method of accounting for Altium Packaging for the three months ended March 31, 2022. For information regarding the deconsolidation of Altium Packaging, see Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient earnings and funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021) and compliance with covenants in their respective loan agreements. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table summarizes net income (loss) attributable to Loews Corporation by segment and net income (loss) per share attributable to Loews Corporation for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31	2022	2021
(In millions, except per share data)

CNA Financial	$281	$279
Boardwalk Pipelines	91	85
Loews Hotels & Co	15	(43)
Corporate	(49)	(60)
Net income attributable to Loews Corporation	$338	$261

Basic net income per share	$1.36	$0.98

Diluted net income per share	$1.36	$0.97

Net income attributable to Loews Corporation for the three months ended March 31, 2022 was $338 million, or $1.36 per share, compared to net income attributable to Loews Corporation of $261 million, or $0.97 per share in the comparable 2021 period.

Net income attributable to Loews Corporation increased for the three months ended March 31, 2022 compared to the comparable prior year period as CNA, Boardwalk Pipelines, and Loews Hotels & Co all generated strong operating results. CNA experienced higher property & casualty non-catastrophe underwriting results and lower catastrophe losses, offset by lower net investment income and investment losses compared to investment gains in the comparable prior year period. Loews Hotels & Co’s results improved significantly as the company continues its recovery from reduced travel during the COVID-19 pandemic, and Boardwalk Pipelines’ earnings increased due to higher revenues from growth projects recently placed into service. The parent company generated lower net investment income than in the comparable prior year period.

CNA Financial

The following table summarizes the results of operations for CNA for the three months ended March 31, 2022 and 2021 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report. For further discussion of Net investment income and Investment gains (losses), see the Investments section of this MD&A.

Three Months Ended March 31	2022	2021
(In millions)

Revenues:
Insurance premiums	$2,059	$1,962
Net investment income	448	504
Investment gains (losses)	(11)	57
Non-insurance warranty revenue	382	338
Other revenues	7	5
Total	2,885	2,866
Expenses:
Insurance claims and policyholders’ benefits	1,455	1,506
Amortization of deferred acquisition costs	344	359
Non-insurance warranty expense	354	311
Other operating expenses	326	285
Interest	28	28
Total	2,507	2,489
Income before income tax	378	377
Income tax expense	(65)	(66)
Net income	313	311
Amounts attributable to noncontrolling interests	(32)	(32)
Net income attributable to Loews Corporation	$281	$279

Net income attributable to Loews Corporation increased $2 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. Net income increased due to lower catastrophe losses and improved non-catastrophe underwriting results for the three months ended March 31, 2022 as compared with the comparable 2021 period. Catastrophe losses were $19 million ($13 million after tax and noncontrolling interests) for the three months ended March 31, 2022 as compared with $125 million ($88 million after tax and noncontrolling interests) in the comparable 2021 period. Catastrophe losses for the three months ended March 31, 2022 were primarily related to severe weather related events. Catastrophe losses for the three months ended March 31, 2021 were primarily driven by Winter Storms Uri and Viola. These increases to net income were offset by lower net investment income and investment losses for the three months ended March 31, 2022 as compared with investment gains in the comparable 2021 period. Lower net investment income was driven by lower limited partnership and common stock returns and investment losses were driven by the unfavorable change in the fair value of non-redeemable preferred stock and lower investment gains on disposals of fixed maturity securities.

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

Property & Casualty Operations

In evaluating the results of Property & Casualty Operations, CNA utilizes the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition, renewal premium change, rate, retention and new business are also utilized in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior period are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs.

The following tables summarize the results of CNA’s Property & Casualty Operations for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022	Specialty	Commercial	International	Total
(In millions, except %)

Gross written premiums	$1,846	$1,208	$363	$3,417
Gross written premiums excluding third-party captives	885	1,206	363	2,454
Net written premiums	771	1,001	251	2,023
Net earned premiums	772	904	264	1,940
Net investment income	103	118	14	235
Core income	163	132	26	321

Other performance metrics:
Loss ratio excluding catastrophes and development	58.9%	61.5%	58.6%	60.1%
Effect of catastrophe impacts		1.8	1.2	1.0
Effect of development-related items	(1.3)			(0.5)
Loss ratio	57.6%	63.3%	59.8%	60.6%
Expense ratio	30.9	30.7	32.6	31.0
Dividend ratio	0.2	0.5		0.3
Combined ratio	88.7%	94.5%	92.4%	91.9%
Combined ratio excluding catastrophes and development	90.0%	92.7%	91.2%	91.4%

Rate	9%	5%	9%	7%
Renewal premium change	10	8	10	9
Retention	85	85	73	83
New business	$145	$228	$78	$451

Three Months Ended March 31, 2021

Gross written premiums	$1,794	$1,113	$343	$3,250
Gross written premiums excluding third-party captives	816	1,111	343	2,270
Net written premiums	742	960	235	1,937
Net earned premiums	735	855	252	1,842
Net investment income	117	148	14	279
Core income	170	69	24	263

Other performance metrics:
Loss ratio excluding catastrophes and development	59.4%	60.8%	59.6%	60.1%
Effect of catastrophe impacts	0.7	13.4	2.0	6.8
Effect of development-related items	(2.1)	0.5	(0.1)	(0.6)
Loss ratio	58.0%	74.7%	61.5%	66.3%
Expense ratio	30.6	31.4	34.4	31.5
Dividend ratio	0.2	0.6		0.3
Combined ratio	88.8%	106.7%	95.9%	98.1%
Combined ratio excluding catastrophes and development	90.2%	92.8%	94.0%	91.9%

Rate	11%	10%	14%	11%
Renewal premium change	12	11	12	11
Retention	86	83	75	83
New business	$103	$211	$80	$394

Gross written premiums, excluding third-party captives, for Specialty increased $69 million for the three months ended March 31, 2022 as compared with the comparable 2021 period driven by higher new business and rate. Net written premiums for Specialty increased $29 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the three months ended March 31, 2022 was consistent with the trend in net written premiums for Specialty.

Gross written premiums for Commercial increased $95 million for the three months ended March 31, 2022 as compared with the comparable 2021 period driven by rate and retention. Net written premiums for Commercial increased $41 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the three months ended March 31, 2022 was consistent with the trend in net written premiums for Commercial.

Gross written premiums for International increased $20 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, gross written premiums increased $30 million driven by rate. Net written premiums for International increased $16 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. Excluding the effect of foreign currency exchange rates, net written premiums increased $26 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. The increase in net earned premiums for the three months ended March 31, 2022 was consistent with the trend in net written premiums for International.

Core income increased $58 million for the three months ended March 31, 2022 as compared with the comparable 2021 period due to lower catastrophe losses and improved non-catastrophe current accident year underwriting results, partially offset by lower net investment income driven by limited partnership and common stock returns.

Total catastrophe losses were $19 million for the three months ended March 31, 2022 as compared with $125 million for the comparable 2021 period. For the three months ended March 31, 2022 and 2021, Specialty had no catastrophe losses and $5 million of catastrophe losses, Commercial had catastrophe losses of $16 million and $115 million and International had catastrophe losses of $3 million and $5 million.

Favorable net prior year loss reserve development of $12 million and $15 million was recorded for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, Specialty recorded favorable net prior year loss reserve development of $10 million and $15 million. For the three months ended March 31, 2022, Commercial recorded favorable net prior year loss reserve development of $2 million as compared with no net prior year loss reserve development in the comparable 2021 period. Further information on net prior year loss reserve development is included in Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Specialty’s combined ratio improved 0.1 point for the three months ended March 31, 2022 as compared with the comparable 2021 period due to a 0.4 point improvement in the loss ratio largely offset by a 0.3 point increase in the expense ratio. The improvement in the loss ratio was primarily driven by improved current accident year underwriting results partially offset by lower favorable net prior year loss reserve development. There were no catastrophe losses for the three months ended March 31, 2022, as compared with catastrophe losses comprising 0.7 points of the loss ratio in the comparable 2021 period. The increase in the expense ratio was driven by higher underwriting expenses partially offset by higher net earned premiums.

Commercial’s combined ratio improved 12.2 points for the three months ended March 31, 2022 as compared with the comparable 2021 period primarily due to a 11.4 point improvement in the loss ratio and a 0.7 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower catastrophe losses which were 1.8 points of the loss ratio for the three months ended March 31, 2022, as compared with 13.4 points of the loss ratio in the comparable 2021 period. The combined ratio excluding catastrophes and development improved 0.1 point for the three months ended March 31, 2022 as compared with the comparable 2021 period. The improvement in the expense ratio of 0.7 points was driven by higher net earned premiums and lower acquisition costs partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 0.7 points due to a shift in mix of business associated with the property quota share treaty purchased during the second quarter of 2021. CNA’s property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums. On a mix adjusted basis, there was no change in the underlying loss ratio.

International’s combined ratio improved 3.5 points for the three months ended March 31, 2022 as compared with the comparable 2021 period due to a 1.8 point improvement in the expense ratio and a 1.7 point improvement in the loss ratio. The improvement in the expense ratio was driven by lower acquisition costs and higher net earned premiums. The improvement in the loss ratio was driven by improved current accident year underwriting results. Catastrophe losses were

1.2 points of the loss ratio for the three months ended March 31, 2022, as compared with 2.0 points of the loss ratio in the comparable 2021 period.

Other Insurance Operations

The following table summarizes the results of CNA’s Other Insurance Operations for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31	2022	2021
(In millions)

Net earned premiums	$120	$120
Net investment income	213	225
Core income (loss)	(5)	—

Core results decreased $5 million for the three months ended March 31, 2022 as compared with the comparable 2021 period primarily due to lower net investment income and higher expenses, partially offset by the recognition of a $12 million loss resulting from the legacy excess workers’ compensation loss portfolio transfer (“EWC LPT”) in the three months ended March 31, 2021. For further information on the EWC LPT see Note 8 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Non-GAAP Reconciliation of Core Income to Net Income

The following table reconciles core income to net income attributable to Loews Corporation for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31	2022	2021
(In millions)

Core income (loss):
Property & Casualty Operations	$321	$263
Other Insurance Operations	(5)
Total core income	316	263
Investment gains (losses)	(3)	49
Consolidating adjustments including noncontrolling interests	(32)	(33)
Net income attributable to Loews Corporation	$281	$279

Boardwalk Pipelines

A significant portion of Boardwalk Pipelines’ revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer term trends in its business such as lower pricing on contract renewals and other factors. Boardwalk Pipelines’ operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in fuel and transportation expense, which are netted with fuel retained on our Consolidated Condensed Statements of Operations. For further information on Boardwalk Pipelines’ revenue recognition policies see Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes the results of operations for Boardwalk Pipelines for the three months ended March 31, 2022 and 2021 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2022	2021
(In millions)

Revenues:
Operating revenues and other	$381	$372
Total	381	372
Expenses:
Operating and other	217	217
Interest	42	41
Total	259	258
Income before income tax	122	114
Income tax expense	(31)	(29)
Net income attributable to Loews Corporation	$91	$85

Total revenues increased $9 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. Including the items in fuel and transportation expense, operating revenues increased $13 million, primarily driven by an increase in natural gas transportation revenues from recently completed growth projects.

Operating expenses were flat for the three months ended March 31, 2022 as compared with the comparable 2021 period. Excluding items offset with operating revenues, operating expenses increased $4 million, primarily due to higher employee-related costs and an increased asset base from recently completed growth projects.

Loews Hotels & Co

The following table summarizes the results of operations for Loews Hotels & Co for the three months ended March 31, 2022 and 2021 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2022	2021
(In millions)

Revenues:
Operating revenue	$123	$39
Revenues related to reimbursable expenses	29	18
Total	152	57
Expenses:
Operating and other:
Operating	108	58
Reimbursable expenses	29	18
Depreciation	15	16
Equity (income) loss from joint ventures	(26)	12
Interest	4	8
Total	130	112
Income (loss) before income tax	22	(55)
Income tax (expense) benefit	(7)	12
Net income (loss) attributable to Loews Corporation	$15	$(43)

Loews Hotels & Co’s results have significantly improved for the three months ended March 31, 2022 as compared with the comparable 2021 period as overall travel demand and resulting business levels were considerably higher in 2022. Travel, particularly to resort destinations, has significantly rebounded from the impacts of the COVID-19 pandemic causing overall occupancy rates to improve. However, occupancy rates have not reached pre-pandemic levels at some hotels owned and/or operated by Loews Hotels & Co, notably those located in city centers.

Operating revenues improved by $84 million and operating expenses increased by $50 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. The increase in operating revenues was driven by stronger occupancy levels and higher average daily rates at many hotels in 2022 as compared to 2021. Operating expenses have likewise increased to support the higher demand levels and resumption of additional pre-pandemic services. As additional hotels continue to achieve greater occupancy levels, operating expenses may continue to increase.

Equity (income) loss from joint ventures improved $38 million for the three months ended March 31, 2022 as compared with the comparable 2021 period. This improvement was the result of having all 9,000 rooms available at the Universal Orlando Resort along with greater occupancy levels and higher average daily rates, particularly at the Universal Orlando Resort.

Interest expense for the three months ended March 31, 2022 decreased $4 million as compared with the comparable 2021 period due primarily to the increase in fair value of an interest rate cap that was executed in the first quarter of 2022, capitalized interest on a project under development, and lower average debt balances.

Corporate

Corporate operations consist primarily of investment income, interest expense and administrative costs at the Parent Company. Investment income includes earnings on cash and short term investments held at the Parent Company to meet current and future liquidity needs, as well as results of the trading portfolio held at the Parent Company. Corporate also includes Altium Packaging recorded under the equity method of accounting for the three months ended March 31, 2022 and includes the consolidated operating results of Altium Packaging for the three months ended March 31, 2021.

The following table summarizes the results of operations for Corporate for the three months ended March 31, 2022 and 2021 as presented in Note 11 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2022	2021
(In millions)

Revenues:
Net investment income (loss)	$(16)	$46
Operating revenues and other		281
Total	(16)	327
Expenses:
Operating and other	22	308
Interest	22	48
Total	44	356
Loss before income tax	(60)	(29)
Income tax (expense) benefit	11	(31)
Net loss attributable to Loews Corporation	$(49)	$(60)

Net investment loss for the Parent Company was $16 million for the three months ended March 31, 2022 as compared with income of $46 million for the comparable 2021 period, primarily due to a decline in the fair value of equity based investments.

Operating revenues and other for the three months ended March 31, 2021 include $280 million of consolidated operating revenues for Altium Packaging.

Operating and other expenses decreased for the three months ended March 31, 2022 as compared with the comparable 2021 period, primarily due to $279 million of consolidated operating expenses for Altium Packaging during the three months ended March 31, 2021 as compared with the equity method of accounting for Altium Packaging during the three months ended March 31, 2022. Operating and other expenses also include lower legal and other corporate overhead expenses at the Parent Company for the three months ended March 31, 2022 as compared with the comparable 2021 period.

Interest expenses decreased $26 million for the three months ended March 31, 2022 as compared with the comparable 2021 period, primarily due to $26 million of consolidated interest expenses for Altium Packaging for the three months ended March 31, 2021, which included a charge of approximately $14 million to write off debt issuance costs for the early retirement of debt.

Income tax expense for the three months ended March 31, 2021 included the recognition of a $35 million deferred tax liability resulting from the asset held for sale designation of Altium Packaging.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Parent Company cash and investments, net of receivables and payables, totaled $3.8 billion at March 31, 2022 as compared to $3.4 billion at December 31, 2021. During the three months ended March 31, 2022, we received $584 million in cash dividends from CNA, including a special cash dividend of $486 million. Cash outflows during the three months ended March 31, 2022 included the payment of $132 million to fund treasury stock purchases and $15 million of cash dividends to our shareholders. As a holding company we depend on dividends from our subsidiaries and returns on our investment portfolio to fund our obligations. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) registering the future sale of an unlimited amount of our debt and equity securities from time to time. We are not responsible for the liabilities and obligations of our subsidiaries and there are no Parent Company guarantees.

Depending on market and other conditions, we may purchase our shares and shares of our subsidiaries outstanding common stock in the open market, in privately negotiated transactions or otherwise. During the three months ended March 31, 2022, we purchased 2.1 million shares of Loews Corporation common stock. As of April 29, 2022, we had purchased an additional 0.3 million shares of Loews Corporation common stock in 2022 at an aggregate cost of $19 million. As of April 29, 2022, there were 246,108,045 shares of Loews Corporation common stock outstanding.

Future uses of our cash may include investing in our subsidiaries, new acquisitions, dividends and/or repurchases of our and our subsidiaries’ outstanding common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and business needs.

Subsidiaries

CNA’s cash provided by operating activities was $645 million for the three months ended March 31, 2022 and $82 million for the comparable 2021 period. The increase in cash provided by operating activities was driven by the prior year payment of the EWC LPT premium.

CNA paid a cash dividend of $2.40 per share on its common stock, including a special cash dividend of $2.00 per share, during the three months ended March 31, 2022. On April 29, 2022, CNA’s Board of Directors declared a quarterly cash dividend of $0.40 per share payable June 2, 2022 to shareholders of record on May 16, 2022. CNA’s declaration and payment of future dividends is at the discretion of its Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs and regulatory constraints. CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its current and expected working capital and debt obligation needs and does not expect this to change in the near term.

Dividends from Continental Casualty Company (“CCC”), a subsidiary of CNA, are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the “Department”), are determined based on the greater of the prior year’s statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding 12 months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2022, CCC was in a positive earned surplus position. CCC paid dividends of $535 million and $330 million during the three months ended March 31, 2022 and 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA has an effective shelf registration statement on file with the SEC under which it may publicly issue debt, equity or hybrid securities from time to time.

Boardwalk Pipelines’ cash provided by operating activities increased $13 million for the three months ended March 31, 2022 compared to the comparable 2021 period, primarily due to the change in net income.

For the three months ended March 31, 2022 and 2021, Boardwalk Pipelines’ capital expenditures were $60 million and $53 million, consisting of growth capital expenditures of $35 million and $34 million and maintenance capital expenditures of $18 million and $19 million. Boardwalk Pipelines also paid $7 million for natural gas to be used in its integrated natural gas pipeline system in the 2022 period.

Boardwalk Pipelines anticipates that its existing capital resources, including its cash on hand, revolving credit facility and cash flows from operating activities, will be adequate to fund its operations and capital expenditures for 2022 and to retire the outstanding $300 million aggregate principal amount of its 3.4% senior notes due in February of 2023. Boardwalk Pipelines also has an effective shelf registration statement on file with the SEC under which it may publicly issue $1.0 billion of debt securities, warrants or rights from time to time. In February of 2022, Boardwalk Pipelines completed a public offering of $500 million aggregate principal amount of its 3.6% senior notes due September 1, 2032, which utilized $500 million of capacity under its shelf registration statement. Boardwalk Pipelines used the proceeds to retire the outstanding $300 million aggregate principal amount of its 4.0% senior notes due June 2022 in March of 2022, to fund growth capital expenditures and for general corporate purposes. As of March 31, 2022, Boardwalk Pipelines had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under its revolving credit facility.

During 2022, Loews Hotels & Co anticipates funding its development projects in progress with cash on hand, cash generated from operations, and, if necessary, cash contributions from Loews Corporation.

As of March 31, 2022, Loews Hotels & Co, through its subsidiaries, has loans that mature within twelve months and is actively working with lenders to refinance $93 million in current maturities of long term debt. Extending these loans, along with certain loans of unconsolidated joint venture partnerships, may require Loews Hotels & Co to make principal pay downs, establish restricted cash reserves or provide guaranties of a subsidiary’s debt. Through the date of this Report, none of Loews Hotels & Co’s subsidiaries are in default on any of their loans.

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

Three Months Ended March 31	2022	2021
(In millions)

Fixed income securities:
Taxable fixed income securities	$368	$359
Tax-exempt fixed income securities	73	80
Total fixed income securities	441	439
Limited partnership and common stock investments	8	61
Other, net of investment expense	(1)	4
Net investment income	$448	$504

Effective income yield for the fixed income securities
portfolio	4.3%	4.4%
Limited partnership and common stock return	0.4%	3.4%

CNA’s net investment income decreased $56 million for the three months ended March 31, 2022 as compared with the comparable 2021 period driven by lower limited partnership and common stock returns.

Investment Gains (Losses)

The components of CNA’s investment gains (losses) are presented in the following table:

Three Months Ended March 31	2022	2021
(In millions)

Investment gains (losses):
Fixed maturity securities:
Corporate and other bonds	$3	$36
States, municipalities and political subdivisions	3	(1)
Asset-backed	(8)	3
Total fixed maturity securities	(2)	38
Non-redeemable preferred stock	(38)	2
Short term and other	29	17
Total investment gains (losses)	(11)	57
Income tax (expense) benefit	8	(8)
Amounts attributable to noncontrolling interests		(5)
Investment gains (losses) attributable to Loews Corporation	$(3)	$44

CNA’s investment results decreased $68 million for the three months ended March 31, 2022 as compared with the comparable 2021 period, driven by the unfavorable change in fair value of non-redeemable preferred stock and lower net investment gains on disposals of fixed maturity securities.

Further information on CNA’s investment gains and losses is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report.

Portfolio Quality

The following table presents the estimated fair value and net unrealized gains (losses) of CNA’s fixed maturity securities by rating distribution:

	March 31, 2022		December 31, 2021
	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,497	$(107)	$2,600	$42
AAA	3,513	97	3,784	360
AA	7,243	160	7,665	823
A	9,062	366	9,511	1,087
BBB	17,497	552	18,458	2,043
Non-investment grade	2,133	(34)	2,362	91
Total	$41,945	$1,034	$44,380	$4,446

As of March 31, 2022 and December 31, 2021, 1% of CNA’s fixed maturity portfolio was rated internally. AAA rated securities included $1.5 billion and $1.7 billion of pre-refunded municipal bonds as of March 31, 2022 and December 31, 2021.

The following table presents CNA’s available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution:

March 31, 2022	Estimated Fair Value	Gross Unrealized Losses
(In millions)

U.S. Government, Government agencies and Government-sponsored enterprises	$2,095	$116
AAA	993	105
AA	2,809	269
A	3,300	205
BBB	6,073	392
Non-investment grade	1,254	70
Total	$16,524	$1,157

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life:

March 31, 2022	Estimated Fair Value	Gross Unrealized Losses
(In millions)

Due in one year or less	$238	$4
Due after one year through five years	3,081	97
Due after five years through ten years	7,754	465
Due after ten years	5,451	591
Total	$16,524	$1,157

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

	March 31, 2022		December 31, 2021
	Estimated Fair Value	Effective Duration (Years)	Estimated Fair Value	Effective Duration (Years)
(In millions of dollars)

Investments supporting Other Insurance Operations	$16,868	8.9	$18,458	9.2
Other investments	27,045	5.0	28,915	4.9
Total	$43,913	6.5	$47,373	6.6

CNA’s investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Condensed Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. See the Critical Accounting Estimates and the Insurance Reserves sections of our MD&A included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

ACCOUNTING STANDARDS UPDATE

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-12, “Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.” The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes CNA’s Long term care and fully-ceded single premium immediate annuity business.

The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than the expected investment portfolio yield. This will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The net impact of these changes is expected to be a $2.0 billion - $2.3 billion (after tax and noncontrolling interests) decrease in Accumulated other comprehensive income as of the transition date of January 1, 2021. To illustrate the sensitivity of this adjustment, had the interest rates in effect as of March 31, 2022 been used in the calculation, the transition impact would have been a $0.9 billion - $1.2 billion (after tax and noncontrolling interests) decrease in Accumulated other comprehensive income.

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

Developments in any of the risks or uncertainties facing us or our subsidiaries, including those described under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our and our subsidiaries’ other filings with the SEC, could cause our and our subsidiaries’ results to differ materially from results that have been or may be anticipated or projected. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and we and our subsidiaries expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components as of March 31, 2022. See the Quantitative and Qualitative Disclosures about Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Part I, Item 2.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 9 to the Consolidated Condensed Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion of material risk factors facing the Company. There have been no material changes to such risk factors as of the date of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2022 - January 31, 2022	242,440	$57.82	N/A	N/A

February 1, 2022 - February 28, 2022	878,700	60.71	N/A	N/A

March 1, 2022 - March 31, 2022	1,024,516	60.58	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS *

Inline XBRL Taxonomy Extension Schema	101.SCH *

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL *

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF *

Inline XBRL Taxonomy Label Linkbase	101.LAB *

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE *

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 2, 2022	By:	/s/ David B. Edelson
DAVID B. EDELSON
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

